Form 10-Q
period 1996-03-30
SYNOPSYS INC
filed 1996-05-14
CIK 883241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to  ______________

                         Commission file number: 0-19807

                                 SYNOPSYS, INC.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              56-1546236
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                            700 East Middlefield Road
                             Mountain View, CA 94043
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (415) 962-5000

                          -----------------------------



Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days:

                      Yes  X                 No
                         -----                 -----

As of April 19, 1996 there were 39,702,735 shares of the Registrant's Common Stock outstanding.

                                 SYNOPSYS, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                              PAGE NO.
Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets-
                      March 31, 1996 and September 30, 1995                          3

                  Condensed Consolidated Statements of Income-
                      Three months and six months ended
                      March 31, 1996 and 1995                                        4

                  Condensed Consolidated Statements of Cash Flows-
                      Six months ended March 31, 1996 and 1995                       5

                  Notes to Condensed Consolidated Financial Statements               6

Item 2.       Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                             7-10

PART II.    OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                   11

Item 5.       Other Information                                                     12

Item 6.       Exhibits and Reports on Form 8-K                                      12

Signatures                                                                          13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          MARCH 31,      SEPTEMBER 30,
                                                                          ---------      -------------
                                                                             1996             1995
                                                                             ----             ----
                                                                        (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents                                            $  90,910         $  91,193
     Short-term investments                                                 134,465           118,791
                                                                          ---------         ---------
         Cash and short-term investments                                    225,375           209,984
                                                                          ---------         ---------

     Accounts receivable, net of allowances of $2,947 and $2,813             51,439            42,863
     Prepaid expenses, deferred taxes and other                              24,853             9,681
                                                                          ---------         ---------
         Total current assets                                               301,667           262,528
                                                                          ---------         ---------

Property and equipment, net                                                  40,590            28,720
Capitalized software development costs, net of accumulated
     amortization of $2,274 and $1,680                                        1,177             1,271
Other assets                                                                  5,357             5,052
                                                                          ---------         ---------
         Total assets                                                     $ 348,791         $ 297,571
                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                             $  54,681         $  48,744
     Current portion of long-term debt                                       12,561             4,061
     Income taxes payable                                                     8,010             9,908
     Deferred revenue                                                        64,813            52,556
                                                                          ---------         ---------
         Total current liabilities                                          140,065           115,269
                                                                          ---------         ---------

Long-term debt                                                               19,625              --

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares outstanding                                                 --                --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 39,599,532 and 38,970,504 shares
         outstanding                                                            396               390
     Additional paid-in capital                                             133,812           124,322
     Retained earnings                                                       55,188            57,838
     Cumulative translation adjustment                                         (295)             (248)
                                                                          ---------         ---------
         Total stockholders' equity                                         189,101           182,302
                                                                          ---------         ---------

         Total liabilities and stockholders' equity                       $ 348,791         $ 297,571
                                                                          =========         =========

                             See accompanying notes

                                 SYNOPSYS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   ------------------                ----------------
                                                        MARCH 31,                        MARCH 31,
                                                        ---------                        ---------
                                                  1996            1995             1996             1995
                                                  ----            ----             ----             ----
Revenue:
     Product                                    $ 56,980         $43,707        $ 110,729         $ 83,716
     Service                                      28,020          20,293           53,271           40,184
                                                --------         -------        ---------         --------
         Total revenue                            85,000          64,000          164,000          123,900
                                                --------         -------        ---------         --------

Cost of revenue:
     Product                                       3,930           5,190            7,523            8,380
     Service                                       5,263           3,081           10,004            6,489
                                                --------         -------        ---------         --------
         Total cost of revenue                     9,193           8,271           17,527           14,869
                                                --------         -------        ---------         --------

Gross margin                                      75,807          55,729          146,473          109,031
                                                --------         -------        ---------         --------

Operating expenses:
     Research and development                     20,441          13,505           38,643           26,737
     Sales and marketing                          32,599          24,632           62,922           48,079
     General and administrative                    6,467           5,492           12,808           10,415
     In-process research and development          39,700            --             39,700             --
                                                --------         -------        ---------         --------
         Total operating expenses                 99,207          43,629          154,073           85,231
                                                --------         -------        ---------         --------

Operating income (loss)                          (23,400)         12,100           (7,600)          23,800

Other income, net                                  1,700           1,169            3,550            1,808
                                                --------         -------        ---------         --------

Income (loss) before income taxes                (21,700)         13,269           (4,050)          25,608

Income tax provision (benefit)                    (7,400)          4,951           (1,400)           9,484
                                                --------         -------        ---------         --------

Net income (loss)                               $(14,300)        $ 8,318        $  (2,650)        $ 16,124
                                                ========         =======        =========         ========

Earnings (loss) per share                       $   (.36)        $   .21        $    (.07)        $    .41
                                                ========         =======        =========         ========

Weighted average common shares
     and equivalents where dilutive               39,494          40,050           39,360           39,802


                             See accompanying notes

                                 SYNOPSYS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                        ----------------
                                                                            MARCH 31,
                                                                            ---------
                                                                     1996              1995
                                                                     ----              ----
Cash flows from operating activities:
     Net income (loss)                                             $ (2,650)        $ 16,124
     Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
        Depreciation and amortization                                 7,727            9,337
        Provision for doubtful accounts and sales returns               134              716
        Tax benefit associated with stock options                     2,000            5,000
        Deferred revenue                                             12,257            8,805
        Deferred taxes                                              (14,811)            (926)
        In-process research and development                          39,700             --
        Net change in assets and liabilities:
           Accounts receivable                                       (8,710)         (12,348)
           Prepaid expenses and other                                  (361)             (28)
           Other assets                                                (330)          (1,459)
           Accounts payable and accrued liabilities                   6,237            4,701
           Income taxes payable                                      (1,898)           3,442
                                                                   --------         --------
                  Net cash provided by operating activities          39,295           33,364
                                                                   --------         --------

Cash flows from investing activities:
     Change in short-term investments                               (15,674)         (40,206)
     Purchases of property and equipment                            (18,978)          (9,602)
     Purchase of technology                                         (11,375)            --
     Capitalization of software development costs                      (500)            (500)
                                                                   --------         --------

                  Net cash used in
                       investing activities                         (46,527)         (50,308)
                                                                   --------         --------

Cash flows from financing activities:
     Principal payments on debt obligation                             (500)            --
     Proceeds from sale of common stock, net                          7,496            7,460
                                                                   --------         --------

                  Net cash provided by
                    financing activities                              6,996            7,460
                                                                   --------         --------

Effect of exchange rate changes on cash                                 (47)             485

Net decrease in cash and cash equivalents                              (283)          (8,999)
Cash and cash equivalents, beginning of period                       91,193           51,941
                                                                   --------         --------
Cash and cash equivalents, end of period                           $ 90,910         $ 42,942
                                                                   ========         ========

Supplemental Disclosure:
      Cash paid during the period for:

          Interest                                                 $   --           $   --
                                                                   ========         ========
          Income taxes                                             $ 12,018         $    238
                                                                   ========         ========
      Non-cash transactions:

          Purchase of technology                                   $ 28,500         $   --
                                                                   ========         ========

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's Financial Report included in the Annual Report to Stockholders for the year ended September 30, 1995. For financial reporting purposes, the Company reports on a 13-week quarter and a 52 or 53-week year. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end. The consolidated results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

2. Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of Common Stock issuable upon exercise of stock options and warrants using the treasury stock method.

3. On August 14, 1995, the Company announced a two-for-one stock split of its common stock payable in the form of a stock dividend which was distributed on September 8, 1995, to holders of record on August 25, 1995. On March 1, 1996, the Company's Amended and Restated Certificate of Incorporation was amended to increase the number of shares the Company is authorized to issue from 50,000,000 to 100,000,000 shares. Fiscal 1995 per share and authorized amounts have been restated to reflect the stock split and amendment of the Certificate of Incorporation.

4. On February 1, 1996, the Company and International Business Machines Corporation ("IBM") entered into a six-year Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property (the "Agreement"). Pursuant to the Agreement, the Company acquired certain in-process research and development technology and a non-exclusive license to sublicense and to use certain existing IBM electronic design automation ("EDA") technology and the underlying intellectual property, and licensed certain of its EDA-related intellectual property to IBM. In addition, the Company and IBM will jointly develop new EDA products in the areas of synthesis, test methodology, design planning and static timing sign-off. The Company will have sole ownership of synthesis products and the exclusive right to market test, design planning and static timing products (subject to certain rights of IBM upon termination of the Agreement). The agreement calls for the Company to pay IBM $11 million in cash and issue $30 million in notes, which bear interest at 3%, and are payable to IBM upon the earlier of achievement of scheduled milestones or at maturity in 2006. The Company will also pay royalties on revenues from the sale of new products developed pursuant to the Agreement. As a result of the transaction, the Company incurred an in-process research and development charge of $39.7 million for the quarter ending March 31, 1996.

5.       On May 7, 1996, the Company and Cooper and Chyan Technology, Inc.
         (CCT) announced that they have signed agreements to enter into a strategic relationship. As part of this strategic relationship, the Company has purchased approximately 9.9 percent of the outstanding shares of CCT, a developer of routing technology for printed circuit boards and integrated circuits, for $14.50 per share. In connection with the equity investment, the Company has been granted certain rights to maintain its percentage ownership interest in CCT. The cash investment represents 1,046,250 shares of stock purchased from corporate officers as well as 160,292 newly issued shares. The strategic relationship focuses on the development of new tools and methodologies for designing multi-million gate integrated circuits that utilize silicon geometries of quarter-micron and below.

                                 SYNOPSYS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Results of Operations

Revenue for the second quarter of fiscal 1996 increased 33% to $85.0 million from $64.0 million in the second quarter of fiscal 1995. Revenue for the first six months of fiscal 1996 increased 32% to $164.0 million from $123.9 million for the comparable period in fiscal 1995. This increase in revenue was primarily attributable to increased worldwide licensing and sales of the Company's software and systems products. Product revenue as a percentage of total revenue was 67% and 68% in the second quarter and first half of fiscal 1996, respectively, compared to 68% in the second quarter and first half of fiscal 1995.

International revenue as a percentage of total revenue decreased slightly to 52% in the second quarter of fiscal 1996 from 53% in the second quarter of fiscal 1995. International revenue as a percentage of total revenue decreased to 49% for the first six months of fiscal 1996 from 51% for the comparable period in fiscal 1995. This decrease was primarily due to decreased revenue in Japan, principally attributable to a decline in the value of the yen versus the dollar, and Europe as a percentage of total revenue in the first half of fiscal 1996.

Cost of revenue as a percentage of total revenue decreased to 11% in the second quarter and first six months of fiscal 1996, from 13% and 12% in the second quarter and first half of fiscal 1995, respectively. Cost of revenue includes personnel and related costs, production costs and amortization of capitalized software development and purchased software costs. Cost of revenue as a percentage of total revenue decreased in the second quarter and first half of fiscal 1996, primarily due to a decrease in amortization expense.

Research and development expenses as a percentage of total revenue increased to 24% in the second quarter of fiscal 1996 from 21% in the second quarter of fiscal 1995, and increased in absolute dollars to $20.4 million from $13.5 million. Research and development expenses as a percentage of total revenue also increased to 24% in the first half of fiscal 1996 from 22% in the comparable period in fiscal 1995, and increased in absolute dollars to $38.6 million from $26.7 million. Increased research and development expenses reflect the Company's commitment to invest in product and development and primarily reflect personnel increases.

Sales and marketing expenses as a percentage of total revenue decreased slightly to 38% in the second quarter and first six months of fiscal 1996 from 38% and 39% in the second quarter and first six months of fiscal 1995, respectively. In absolute dollars, sales and marketing expenses increased to $32.6 million in the second quarter of fiscal 1996 from $24.6 million in the second quarter of fiscal 1995. Sales and marketing expenses increased to $62.9 million in the first half of fiscal 1996 from $48.1 million in the first half of fiscal 1995. Total sales and marketing expenses increased as a result of continued expansion of the Company's worldwide sales and marketing organizations and higher commissions and bonuses associated with increased revenue.

General and administrative expenses as a percentage of total revenue were 8% in the second quarter and first six months of fiscal 1996, compared to 9% and 8% of total revenue in the second quarter and first six months of fiscal 1995, respectively. In absolute dollars, general and administrative expenses were $6.5 million in the second quarter of fiscal 1996, compared to $5.5 million in the second quarter of fiscal 1995. For the first half of fiscal 1996, general and administrative expenses were $12.8 million, compared to $10.4 million for the first half of fiscal 1995. This increase in total expenses was due principally to personnel increases and investments in management information and control systems.

\The Company recorded an income tax benefit of 34% of the loss before income taxes in the second quarter of fiscal 1996, compared to an income tax provision of 37% of income before income taxes in the second quarter of fiscal 1995. The decrease in the Company's tax rate was primarily due to a decrease in nondeductible expenses partially offset by the lapse of the U.S. federal research tax credit.

A net loss of $14.3 million was recorded in the second quarter of fiscal 1996, compared to net income of $8.3 million recorded in the second quarter of fiscal 1995. The Company incurred an in-process research and development charge of $39.7 million in the second quarter of fiscal 1996, in connection with the acquisition of certain IBM technology. For the first half of fiscal 1996, the net loss was $2.7 million, compared to net income of $16.1 million in the first half of fiscal 1995.

The Company's book-to-bill ratio for the second quarter of fiscal 1996 was greater than one-to-one. The book-to-bill ratio measures the ratio of accepted orders to revenue.

Liquidity and Capital Resources

For the first six months of fiscal 1996, cash and short-term investments increased $15.4 million to $225.4 million, net of a payment to IBM of $11.0 million. The increase in cash and short-term investments is due primarily to cash generated from operations.

The Company believes that the existing cash and short-term investments balance of $225.4 million and the existing credit facilities will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months.

Factors that Could Cause Actual Results to Differ Materially from Those
Projected

When used in the following discussion, the words "projects", "expects" and similar expressions are intended to identify forward-looking statements. Such statements, and the Company's results, are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected or estimated.

The Company's future success depends upon its ability to enhance current products and to develop and introduce new products that keep pace with technological developments and address the increasingly sophisticated needs of its customers. Much of the Company's growth has been attributable to the strength of its synthesis products, a market segment in which the Company is currently the leading supplier. Opportunities for growth in market share in this segment are limited.

The Company is seeking to develop a balanced product portfolio. Among the most important new products offered by the Company are its Behavioral Compiler and Cell Based Array products. These products have achieved initial market acceptance, but the Company will only derive significant revenue from these products if they are accepted by a broad range of customers, which cannot be assured. The Company is developing new products in the areas of design planning, simulation and emulation, market segments in which the Company is not currently the market leader and faces significant entrenched competition.

The electronic design automation (EDA) industry is highly competitive. The Company's products compete with similar products from other vendors and compete with other EDA products and services for a share of the EDA budgets of their customers. The EDA industry as a whole may experience pricing and margin pressure as a result of changes in the overall computing environment, such as faster and multiple processing CPUs, high-speed networks, and Internet-based software distribution. Such competition may adversely affect the Company's operating results and financial condition.

The Company's business has benefited from the rapid worldwide growth of the semiconductor industry. The rate of growth of the semiconductor industry has slowed in recent quarters, and the outlook for the remainder of 1996 is uncertain. Slower growth in the semiconductor industry could have an adverse effect on the Company's performance.

The Company recently entered into a six-year joint development and license agreement with International Business Machines Corporation (IBM), pursuant to which the Company and IBM will jointly develop certain new products that the Company believes are important to the long-term growth of its business. The Company has not previously entered into a joint development agreement of this scope. Joint development of products is subject to risks and uncertainties over and above those affecting internal development, and there can be no assurance that the Company's joint development efforts will be successful.

The Company's success is dependent on the technical and other contributions of key individuals, and there can be no assurance that the Company can continue to recruit and retain such key personnel.

The Company attempts to manage its business to achieve quarter-to-quarter revenue and earnings growth. The ability to manage such growth is affected by a number of factors, including customer product demand, the size of the Company's backlog and decisions regarding the timing of revenue recognition. In recent years, the Company's orders have become more seasonal, with higher volumes in the second and fourth quarters of the Company's fiscal year, and orders have been disproportionately weighted toward the latter part of the quarter. In addition, the average order size has increased. For a given quarter it is possible for the Company to maintain steady revenue and earnings growth while experiencing a slower rate of orders growth. Ultimately, long term revenue and earnings growth is dependent upon the successful development and sale of the Company's products and services over a sustained period of time.

In recent years, international revenue has accounted for approximately half of the Company's revenue. As a result, the Company's financial performance could be negatively affected by such factors as changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions.

The Company's operating expenses are based in part on its expectations of future revenue, and expense levels are generally committed in advance of revenue. The Company continues to expand and increase its operating expenses in order to generate and support additional revenue in the future. If revenue does not materialize as expected, the Company's results of operations are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue.

The Company is currently engaged in a major project to upgrade its enterprise-wide database and information management systems, based principally on software from SAP AG. In recent years, some software and computer systems companies undertaking major systems transitions have experienced significant disruption as a result of unexpected delays in the implementation of these projects. There can be no assurance that the Company's project will be completed within the projected time frame or within budget.

The Company's stock price, like that of other technology companies, is subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's stock price may be affected by broader market trends that may be unrelated to the Company's performance.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's 1995 annual meeting of stockholders was held on March 1, 1996. The following directors were elected by the stockholders:

                  Harvey C. Jones, Jr.
                  Aart J. de Geus
                  Deborah A. Coleman
                  William W. Lattin
                  A. Richard Newton
                  Steven C. Walske

                  The following additional matters were submitted to the stockholders for vote at the meeting:

                  1. Approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 50,000,000 to 100,000,000. Of the total shares voting on the foregoing resolution, 33,273,223 voted in favor, 1,368,140 against and 34,538 abstained.

                  2. Approval of an amendment to the Company's 1992 Stock Option Plan to increase the number of shares authorized for issuance thereunder on the first day of fiscal years 1997, 1998, and 1999, in each case by an amount equal to 5% of the weighted average shares and share-equivalents outstanding during the last quarter of the preceding fiscal year. Of the total shares voting on the foregoing resolution, 17,787,187 voted in favor, 14,830,815 against and 61,063 abstained.

                  3. Approval of an amendment to the Company's Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (the "Plans") to (a) increase the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares; (b) provide for the commencement of a new 24-month enrollment period every six months; (c) expand the types of compensation eligible for withholding under the Plans to include commissions, bonuses and certain other cash compensation; (d) permit participants to adjust their withholding rate once during an enrollment period and (e) permit the Plans to remain in effect (subject to the authorization of additional shares) if all available shares have been issued. Of the total shares voting on the foregoing resolution, 28,887,068 voted in favor, 3,750,753 against and 41,244 abstained.

                  4. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending September 30, 1996. Of the total shares voting on the foregoing resolution, 34,931,770 voted in favor, 22,298 against and 40,935 abstained.

ITEM 5.           OTHER INFORMATION

On May 7, 1996, the Company and Cooper and Chyan Technology, Inc. (CCT) announced that they have signed agreements to enter into a strategic relationship. As part of this strategic relationship, the Company has purchased approximately 9.9 percent of the outstanding shares of CCT, a developer of routing technology for printed circuit boards and integrated circuits, for $14.50 per share. In connection with the equity investment, the Company has been granted certain rights to maintain its percentage ownership interest in CCT. The cash investment represents 1,046,250 shares of stock purchased from corproate officers as well as 160,292 newly issued shares. The strategic relationship focuses on the development of new tools and methodologies for designing multi-million gate integrated circuits that utilize silicon geometries of quarter-micron and below.

In addition, on May 7, 1996, the Company announced that its Board of Directors authorized a stock repurchase program under which up to 2.0 million shares, or approximately 5%, of the Company's outstanding common stock may be acquired in the open market. Under the program, share purchases may be made in the open market at prevailing prices over the next 24 months. The purchases will be funded from available working capital and the repurchased shares will be used for ongoing stock issuances such as for existing employee stock plans.

Mr. A. Brooke Seawell, the Company's Senior Vice President for Finance and Operations, and Chief Financial Officer, will be taking a planned four month leave of absence from the Company beginning on May 18, 1996. During his absence, Gregory C. Walker, Vice President for Finance, will assume the duties of Treasurer and Chief Financial Officer.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     Exhibits

         10.28 Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership.


         (b.)     Reports on Form 8-K

                  The Company filed a report on Form 8-K on February 14, 1996 related to the Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property, executed on February 1, 1996, between the Company and International Business Machines Corporation.

SYNOPSYS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 14, 1996            SYNOPSYS, INC.

                                     (Registrant)

                                By: /s/ A. Brooke Seawell
                                    -------------------------------
                                    A. Brooke Seawell
                                    Sr. Vice President, Finance and Operations
                                    (Principal Financial and Accounting
                                     Officer)

                                EXHIBIT INDEX

Exhibit 10.18 Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership

Exhibit 27      Financial Data Schedule