Form 10-Q
period 1996-06-29
SYNOPSYS INC
filed 1996-08-07
CIK 883241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996
                                       or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------      --------------

                         Commission file number: 0-19807


                                 SYNOPSYS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                      56-1546236
- -------------------------------                 -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                            700 East Middlefield Road
                             Mountain View, CA 94043
         -------------------------------------------------------------
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (415) 962-5000

                          -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of July 19, 1996, there were 40,342,833 shares of the Registrant's Common Stock outstanding.

                                 SYNOPSYS, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                         PAGE NO.

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets-
                      June 30, 1996 and September 30, 1995                    3

                  Condensed Consolidated Statements of Income-
                      Three months and nine months ended
                      June 30, 1996 and 1995                                  4

                  Condensed Consolidated Statements of Cash Flows-
                      Nine months ended June 30, 1996 and 1995                5

                  Notes to Condensed Consolidated Financial Statements        6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7


PART II.    OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K                               11

Signatures                                                                   12

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                 SYNOPSYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          JUNE 30,       SEPTEMBER 30,
                                                                            1996            1995
                                                                            ----            ----
                                                                        (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                           $  21,580        $  91,193
     Short-term investments                                                212,575          118,791
                                                                         ---------        ---------
         Cash and short-term investments                                   234,155          209,984

     Accounts receivable, net of allowances of $2,493 and $2,813            46,499           42,863
     Prepaid expenses and other                                             23,254            9,681
                                                                         ---------        ---------
         Total current assets                                              303,908          262,528

Property and equipment, net                                                 45,240           28,720
Capitalized software development costs, net of accumulated
     amortization of $2,524 and $1,680                                       1,177            1,271
Long-term investment                                                        26,398               --
Other assets                                                                 6,887            5,052
                                                                         ---------        ---------
         Total assets                                                    $ 383,610        $ 297,571
                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                            $  59,342        $  48,744
     Current portion of long-term debt                                      12,071            4,061
     Income taxes payable                                                   10,810            9,908
     Deferred revenue                                                       67,614           52,556
                                                                         ---------        ---------
         Total current liabilities                                         149,837          115,269
                                                                         ---------        ---------

Long-term debt                                                              17,804               --

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares outstanding                                                  --               --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 40,273,655 and 38,970,504 shares
         outstanding                                                           403              390
     Additional paid-in capital                                            149,273          124,322
     Retained earnings                                                      67,378           57,838
     Cumulative translation adjustment                                        (351)            (248)
     Net unrealized gain on investment                                       5,339               --
     Treasury stock, at cost                                                (6,073)              --
                                                                         ---------        ---------
         Total stockholders' equity                                        215,969          182,302
                                                                         ---------        ---------

         Total liabilities and stockholders' equity                      $ 383,610        $ 297,571
                                                                         =========        =========


                             See accompanying notes

                                 SYNOPSYS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                        --------                      --------
                                                  1996           1995           1996           1995
                                                  ----           ----           ----           ----

Revenue:
     Product                                   $ 58,612       $ 47,088       $169,341       $130,804
     Service                                     32,388         21,012         85,659         61,196
                                               --------       --------       --------       --------
         Total revenue                           91,000         68,100        255,000        192,000
                                               --------       --------       --------       --------

Cost of revenue:
     Product                                      4,302          3,364         11,825         11,744
     Service                                      6,240          3,994         16,244         10,483
                                               --------       --------       --------       --------
         Total cost of revenue                   10,542          7,358         28,069         22,227
                                               --------       --------       --------       --------

Gross margin                                     80,458         60,742        226,931        169,773
                                               --------       --------       --------       --------

Operating expenses:
     Research and development                    21,921         15,261         60,564         41,998
     Sales and marketing                         34,032         26,202         96,954         74,281
     General and administrative                   7,005          5,779         19,813         16,194
     In-process research and development             --          9,200         39,700          9,200
                                               --------       --------       --------       --------
         Total operating expenses                62,958         56,442        217,031        141,673
                                               --------       --------       --------       --------

Operating income                                 17,500          4,300          9,900         28,100

Other income, net                                 1,700          1,500          5,250          3,308
                                               --------       --------       --------       --------

Income before income taxes                       19,200          5,800         15,150         31,408

Provision for income taxes                        6,528          2,088          5,128         11,572
                                               --------       --------       --------       --------

Net income                                     $ 12,672       $  3,712       $ 10,022       $ 19,836
                                               ========       ========       ========       ========

Earnings per share                             $    .30       $    .09       $    .24       $    .49
                                               ========       ========       ========       ========

Weighted average common shares
     and equivalents where dilutive              42,556         40,760         41,183         40,122

                             See accompanying notes

                                 SYNOPSYS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                            JUNE 30,
                                                                     1996             1995
                                                                     ----             ----
Cash flows from operating activities:
     Net income                                                   $  10,022        $  19,836
     Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation and amortization                                12,972           11,414
        Interest accretion on notes payable                             304               --
        Provision for doubtful accounts and sales returns              (320)             292
        Tax benefit associated with stock options                     3,000            8,071
        Deferred revenue                                             15,058           12,093
        Deferred taxes                                              (14,103)              19
        In-process research and development                          39,700            9,200
        Net change in assets and liabilities:
           Accounts receivable                                       (3,316)          (3,998)
           Prepaid expenses and other                                (3,029)          (2,830)
           Other assets                                              (1,747)            (564)
           Accounts payable and accrued liabilities                  10,149            3,170
           Income taxes payable                                         902            2,026
                                                                  ---------        ---------

                  Net cash provided by operating activities          69,592           58,729
                                                                  ---------        ---------

Cash flows from investing activities:
     Change in short-term investments                               (93,784)         (91,049)
     Purchases of property and equipment                            (27,987)         (13,937)
     Purchase of technology                                         (11,500)              --
     Purchase of long-term investment                               (17,500)              --
     Capitalization of software development costs                      (750)            (750)
     Purchase of business, net of cash acquired                          --           (5,485)
                                                                  ---------        ---------

                  Net cash used in investing activities            (151,521)        (111,221)
                                                                  ---------        ---------

Cash flows from financing activities:
     Principal payments on debt obligations                          (2,990)              --
     Proceeds from sale of common stock, net                         21,964           15,349
     Purchases of treasury stock                                     (6,555)              --
                                                                  ---------        ---------

                  Net cash provided by financing
                    activities                                       12,419           15,349
                                                                  ---------        ---------

Effect of exchange rate changes on cash                                (103)             598
                                                                  ---------        ---------

Net decrease in cash and cash equivalents                           (69,613)         (36,545)
Cash and cash equivalents, beginning of period                       91,193           95,600
                                                                  ---------        ---------
Cash and cash equivalents, end of period                          $  21,580        $  59,055
                                                                  =========        =========
Supplemental Disclosure:
      Cash paid during the period for:
          Interest                                                $     509        $     212
                                                                  =========        =========
          Income taxes                                            $  12,805        $     350
                                                                  =========        =========
      Non-cash transactions:
          Purchase of technology for notes                        $  28,500        $      --
                                                                  =========        =========

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's Financial Report included in the Annual Report to Stockholders for the year ended September 30, 1995. For financial reporting purposes, the Company reports on a 13-week quarter and a 52 or 53-week year. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end. The consolidated results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

4. On February 1, 1996, the Company and International Business Machines Corporation ("IBM") entered into a six-year Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property (the "Agreement"). Pursuant to the Agreement, the Company acquired certain in-process research and development technology and a non-exclusive license to sublicense and to use certain existing IBM electronic design automation ("EDA") technology and the underlying intellectual property, and licensed certain of its EDA-related intellectual property to IBM. In addition, the Company and IBM will jointly develop new EDA products in the areas of synthesis, test methodology, design planning and static timing sign-off. The Company will have sole ownership of synthesis products and the exclusive right to market test, design planning and static timing products (subject to certain rights of IBM upon termination of the Agreement). In accordance with the agreement, the Company paid IBM $11 million in cash and issued $30 million in notes, which bear interest at 3%, and are payable to IBM upon the earlier of achievement of scheduled milestones or at maturity in 2006. The Company will also pay royalties on revenues from the sale of new products developed pursuant to the Agreement. As a result of the transaction, the Company incurred an in-process research and development charge of $39.7 million.

5. On May 7, 1996, the Company and Cooper and Chyan Technology, Inc. (CCT), a developer of routing technology for printed circuit boards and integrated circuits, announced that they had signed agreements to enter into a strategic relationship. As part of this strategic relationship, the Company purchased 1,206,542 shares, approximately 9.9 percent of the outstanding shares of CCT, for $14.50 per share. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investment has been classified as "available for sale," and a net unrealized gain of $5.3 million was recorded as a separate component of stockholders' equity during the third quarter.

                                 SYNOPSYS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue for the third quarter of fiscal 1996 increased 34% to $91.0 million from $68.1 million in the third quarter of fiscal 1995. Revenue for the first nine months of fiscal 1996 increased 33% to $255.0 million from $192.0 million for the comparable period in fiscal 1995. This increase in revenue was primarily attributable to increased worldwide licensing and sales of the Company's software and systems products. Product revenue as a percentage of total revenue decreased to 64% and 66% in the third quarter and first nine months of fiscal 1996, respectively, compared to 69% and 68% in the same periods of fiscal 1995. This decrease was due in part to an increase in service revenue from training and consulting services during the third quarter of fiscal 1996.

International revenue as a percentage of total revenue decreased slightly to 50% in the first nine months of fiscal 1996 from 51% in the first nine months of fiscal 1995. This decrease was primarily due to decreased revenue in Japan as a percentage of total revenue, principally attributable to a decline in the value of the yen versus the dollar.

Cost of revenue as a percentage of total revenue was relatively flat at 12% in the third quarter of fiscal 1996 compared to 11% in the third quarter of fiscal 1995, and 11% in the first nine months of fiscal 1996 compared to 12% in the first nine months of fiscal 1995. Cost of revenue includes personnel and related costs, production costs and amortization of capitalized software development and purchased software costs.

Research and development expenses as a percentage of total revenue increased to 24% in the third quarter of fiscal 1996 from 22% in the third quarter of fiscal 1995, and increased in absolute dollars to $21.9 million from $15.3 million. Research and development expenses as a percentage of total revenue increased to 24% in the first nine months of fiscal 1996 from 22% in the first nine months of fiscal 1995, and increased in absolute dollars to $60.6 million from $42.0 million. Increased research and development expenses reflect the Company's commitment to invest in product development and are primarily attributable to personnel increases.

Sales and marketing expenses as a percentage of total revenue decreased to 37% in the third quarter of fiscal 1996 from 38% in the third quarter of fiscal 1995, but increased in absolute dollars to $34.0 million from $26.2 million. Sales and marketing expenses as a percentage of total revenue decreased to 38% in the first nine months of fiscal 1996 from 39% in the first nine months of fiscal 1995, but increased in absolute dollars to $97.0 million from $74.3 million. Total sales and marketing expenses increased as a result of continued expansion of the Company's worldwide sales and marketing organizations, and higher commissions and bonuses associated with increased revenue.

General and administrative expenses as a percentage of total revenue remained constant at 8% in the third quarter of fiscal 1996 and in the third quarter of fiscal 1995, but increased in absolute dollars to $7.0 million from $5.8 million. General and administrative expenses as a percentage of total revenue remained constant at 8% in the first nine months of fiscal 1996 and fiscal 1995, but increased in absolute dollars to $19.8 million from $16.2 million. This increase in total expenses was due principally to personnel increases and investments in management information and control systems.

The provision for income taxes as a percentage of income decreased to 34% in the third quarter and first nine months of fiscal 1996 from 36% and 37% in the third quarter and first nine months of fiscal 1995, respectively. The decrease in the Company's tax rate was primarily due to a decrease in nondeductible expenses partially offset by the lapse of the U.S. federal research tax credit.

Net income increased to $12.7 million in the third quarter of fiscal 1996 from $3.7 million in the third quarter of 1995. For the first nine months of fiscal 1996, net income was $10.0 million compared to $19.8 million in the first nine months of fiscal 1995. The Company incurred an in-process research and development charge of $39.7 million in the second quarter of fiscal 1996, in connection with the acquisition of certain IBM technology. In the third quarter of fiscal 1995, the Company incurred an in-process research and development charge of $9.2 million, in connection with the acquisition of Arkos Design Systems.

The Company's book-to-bill ratio for the third quarter of fiscal 1996 was greater than one-to-one. The book-to-bill ratio measures the ratio of accepted orders to revenue.


Liquidity and Capital Resources

For the first nine months of fiscal 1996, cash and short-term investments increased $24.2 million to $234.2 million. The increase in cash and short-term investments is due primarily to cash generated from operations, partially offset by cash used to repurchase common stock and to purchase long-term assets.

The Company believes that the existing cash and short-term investments balance of $234.2 million and anticipated cash flow from operations will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months.


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

In February 1996, the Company entered into a six-year joint development and license agreement with International Business Machines Corporation (IBM), pursuant to which the Company and IBM will jointly develop certain new products that the Company believes are important to the long-term growth of its business. The Company has not previously entered into a joint development agreement of this scope. Joint development of products is subject to risks and uncertainties over and above those affecting internal development, and there can be no assurance that the Company's joint development efforts will be successful.

The Company's success is dependent on the technical and other contributions of key individuals, and there can be no assurance that the Company can continue to recruit and retain such key personnel.

The Company attempts to manage its business to achieve quarter-to-quarter revenue and earnings growth. The ability to manage such growth is affected by a number of factors, including customer product demand, product license terms, the size of the Company's backlog and decisions regarding the timing of revenue recognition. In recent years, the management of revenue and earnings growth has become more difficult as a result of a number of factors. The Company's orders have become more seasonal, with higher volumes in the second and fourth quarters of the Company's fiscal year, and disproportionately weighted toward the latter part of the quarter. The average order size has also increased. In addition, the sale of time-based product licenses, which result in revenue being recognized evenly over the term of the license rather than at the time of sale, has grown. For a given quarter it is possible for the Company to maintain steady revenue and earnings growth while experiencing a slower rate of orders growth. Conversely, it is also possible for the Company to experience rapid orders growth while experiencing a slower rate of revenue and earnings growth. Ultimately, long term revenue and earnings growth is dependent upon the successful development and sale of the Company's products and services over a sustained period of time.

In recent years, international revenue has accounted for approximately half of the Company's revenue. As a result, the Company's financial performance could be negatively affected by such factors as changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions. In particular, revenue from sales in Japan during fiscal 1996 has been adversely affected by a decline in the value of the yen against the dollar. Continued weakness in the value of the yen would adversely affect revenue from Japan during the fourth quarter of fiscal year 1996 and beyond.

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

PART II.  OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

                      None

               (b)    Reports on Form 8-K

                      None

SYNOPSYS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 7, 1996        SYNOPSYS, INC.
                              -----------------------------
                              (Registrant)



                              By:  /s/ Gregory C. Walker
                                 --------------------------
                                   Gregory C. Walker
                                   Vice President, Finance
                                   (Principal Financial and Accounting Officer)