Form 10-K
period 1996-09-30
SYNOPSYS INC
filed 1996-12-20
CIK 883241

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-45138

                                 SYNOPSYS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 56-1546236
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)

                            700 East Middlefield Road
                      Mountain View, California 94043-4033
          (Address of Principal Executive Offices, including ZIP Code)

       Registrant's telephone number, including area code: (415) 962-5000


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
        Title of each class                    on which registered

               None                                   None


Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                    ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant as of November 29, 1996 was approximately $1,778,982,219.

         On November 29, 1996, approximately 40,732,478 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       Documents Incorporated by Reference

              (1) Portions of the Registrant's 1996 Annual Report to Stockholders for the fiscal year ended September 30, 1996 are incorporated by reference into Parts I, II and IV hereof.

              (2) Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on February 28, 1997 are incorporated by reference into Part III hereof.

Except for the historical information presented, the matters discussed in this Form 10-K include forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders, which is incorporated by reference in this Form 10-K.

                                    * * * *


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Synopsys, Inc. (hereinafter sometimes referred to as the "Company") develops, markets, and supports high-level design automation (HLDA) products for designers of integrated circuits (ICs) and electronic systems. The Company offers a range of design tools, verification systems and design reuse tools that significantly improve designers' productivity by offering improved time to market, reduced development and manufacturing costs, and enhanced design quality of results when compared to earlier generations of electronic design automation
(EDA) products. The Company also provides training, support and consulting services for its customers.

         The foundation of the Company's HLDA methodology is logic synthesis. The Company pioneered the commercial development of logic synthesis technology in the late 1980s and is currently the leading provider of synthesis software. The Company offers both logic and behavioral synthesis products. Logic synthesis allows designers to use a high-level language to describe a chip, then automatically converts and optimizes this high-level description into a gate-level format that can be manufactured by a semiconductor company. Behavioral synthesis allows designers to specify their designs at the behavioral level, which is a higher level of abstraction than is permitted by logic synthesis.

         The Company's verification systems products are used by IC designers in several stages of system design to help ensure that their ICs will work before they are manufactured. The Company is a leading provider of software and hardware models, which are used to test IC designs within the context of the system into which they will be designed or to simulate the performance of an entire system or subset of a system before manufacturing. The Company's simulation products permit engineers to simulate their designs at various stages of the design process (behavioral, register-transfer and gate-levels).

         The Company's design reuse products are intended to reduce design time by permitting the straight-forward reuse of previously-proven circuit "blocks." The Company believes design reuse will be a key to increased productivity of IC designers as the density and complexity of ICs increases. The Company's design reuse products include its DesignWare(R) library of synthesizable standard parts and its proprietary Cell-Based Array (CBA) IC architecture, libraries and compilers, which are licensed to semiconductor manufacturers.

         The Company markets its products on a worldwide basis and offers comprehensive customer service, education, consulting, and support as integral components of its product offerings. Products primarily are marketed through its direct sales force. The Company has license agreements with many of the world's leading semiconductor, computer, communications and electronics companies.

INDUSTRY BACKGROUND

         EDA products have played a critical role in accelerating the dramatic advances in the electronics industry over the past two decades.

         For the past 26 years, IC complexity (as measured by the number of transistors on a chip) has increased by a factor of 10 every six years - a formula known in the semiconductor industry as Moore's Law (for the founder of Intel Corporation). The need for EDA resulted from this increasing complexity, as well as increased complexity of the electronic systems in which ICs are used and the scarcity of skilled IC design engineers. Increased IC complexity lengthened the product design and development cycles while, at the same time, competition shortened product life cycles. The objectives of EDA are to (a) reduce time to market, (b) reduce the costs associated with product design and development, (c) improve the performance and density of complex IC designs, and
(d) improve the predictability of IC manufacture and testing.

         The electronic design process encompasses five basic stages:

         - Determine the architecture of the system (system design);

         - Develop behavioral descriptions of various system elements (behavioral design);

         - Specify the desired architecture of an IC (functional design);

         - Develop schematic diagrams of logic gates that implement this functionality (logic or gate-level design); and

         - Layout the individual transistors and interconnect wires that implement the logic, which results in mask sets used to manufacture the IC (layout or device design).

         Prior to EDA, this entire process was manual, time consuming, prone to error, and costly, thus limiting design complexity. In the 1960s and early 1970s, "complex" IC designs consisted of a few hundred logic gates (one logic gate is equal to approximately four transistors). The EDA industry has evolved over the past twenty years to automate a significant portion of the design process, resulting in dramatic productivity increases. Each new generation of design methods has been based on an enabling technology that provided an automated linkage between design stages and raised the level of design abstraction at which designers worked, thus facilitating the design of more complex ICs by a broader range of designers.

         The first generation of EDA, computer-aided design (CAD), automated the layout process using dedicated mainframe or high-powered minicomputer systems, allowing circuit designers to create ICs of several thousand logic gates. In the late 1970s and early 1980s, computer-aided engineering (CAE) emerged as the second generation of EDA, with electronic design capture at the logic gate-level instead of the layout or device level. By the mid-1980s, most IC design was accomplished using workstation-based CAE tools for schematic capture, gate-level simulation, and automated placement and routing. In the late 1980s, as semiconductor process technology advanced, it became possible to manufacture ICs with hundreds of thousands of gates. Consequently, a new generation of EDA tools was required that let designers work at even higher levels of abstraction.

         The first successful step towards high-level design was the introduction of hardware description languages (HDLs) that permitted the expression of design ideas and functionality at a level independent of silicon implementation. Initial HDL modeling and system simulation found only limited application because there was no enabling technology that could translate the functional-level HDL specifications into gate-level designs.

         Logic synthesis provided the enabling technology that permitted designers to translate HDL specifications into gate-level designs. Logic synthesis employs a number of advanced computational algorithms for Boolean logic manipulation and optimization, timing analysis, and technology mapping. By raising the level of abstraction at which IC designers work from the gate-level to the functional-level, logic synthesis has become the focal point of the third generation of EDA.

         Semiconductor process technology has continued to advance into the 1990s. Chip complexity and density have continued to increase accordingly. At the same time, the competitive pressures faced by computer, telecommunications, electronics, automotive and appliance companies and other designers and consumers of ICs have made design productivity and time-to-market even more critical factors in selecting IC design methods and tools.

STRATEGY

         The Company's strategy is to lead the evolution of electronic design by providing methodologies, products and services that maximize the productivity of its customers. In order to execute this strategy, the Company seeks to develop a balanced portfolio of design tools that continue to raise the level of abstraction at which IC developers work and perform superior optimization of IC design for speed, size and power, provide superior tools to assist in the verification of IC designs early in the design cycle, enable the large-scale reuse of intellectual property and provide high quality support, education and consulting services that meet the needs of its customers.

PRODUCT GROUPS

Design Tools

         Synopsys' design tools consist principally of its core synthesis product, Design Compiler(TM), and a suite of high-level design products that are tightly linked to it. The Company is currently the leading provider of logic synthesis tools. Design Compiler was introduced in 1988 and has been updated regularly. It is currently used by a broad range of companies engaged in the design of ICs and field programmable gate arrays (FPGAs) to optimize their designs for performance and chip area. In fiscal year 1996, the Company introduced Power Compiler(TM), which permits IC designers to optimize their designs for power consumption. Optimizing ICs for power consumption is especially important for portable, battery-powered devices such as laptop computers and cellular telephones.

         In fiscal year 1996, the Company introduced FPGA Express(TM), a new synthesis tool for high-density FPGAs and complex programmable logic devices (CPLDs). FPGA Express is the Company's first product to run on the Windows 95 and Windows NT operating systems, reflecting the fact that personal computers are the predominant platform for FPGA and CPLD designs.

         The Company believes that behavioral synthesis is a key enabling technology for the next advance in electronic design productivity. During fiscal year 1996, Behavioral Compiler(TM), the Company's behavioral synthesis product, continued to gain market acceptance. Behavioral synthesis permits engineers to create complex circuits in a high-level shorthand; the designer specifies the algorithm and the software then helps the designer pick the best architecture. Early adopters of Behavioral Compiler (which was introduced in 1994) have reported significant reductions in architecture design time (an important component of overall design time), while achieving improvements in performance and area.

         The Company's other design tools are integrated with Design Compiler to offer a comprehensive design environment. HDL Advisor(TM) lets IC designers analyze and improve their source code before synthesis and simulation runs. The Company's test synthesis software permits designers to generate high-quality test patterns and moves IC design testing from the final stages of the design process to the high-level design process, thus permitting earlier detection of design defects. The Company's power analysis product lets designers measure and analyze power consumption earlier in the design cycle than layout-oriented tools and Power Compiler automatically optimizes for power. The Company's floorplanning management product acts as a high-level link to the layout process by taking physical design data into consideration during synthesis.

         Synopsys' design tools offer a number of benefits to customers. Its synthesis products typically reduce circuit area up to 25% and improve critical-path timing by approximately 30% when compared to the results achieved by designers using traditional CAE tools. Logic synthesis supports technology independent design, giving designers a wide array of options in choosing semiconductor suppliers and, due to the automated nature of the process, allows them to efficiently explore architectural alternatives by merely changing the high-level description or reusing high-level descriptions from one design to another. Synthesis also can be used to migrate designs from one technology to another (e.g., CMOS 0.5-micron to CMOS 0.25-micron technology) or retarget from one implementation approach to another (e.g., FPGA to ASIC (application specific
IC)).

         In order to address the challenges posed by increasing IC complexity and advances in IC technology, in fiscal year 1996 Synopsys formed a number of important strategic relationships. In February 1996, the Company and International Business Machines Corporation (IBM) formed an alliance to jointly develop products in the areas of design planning, timing, test and synthesis, and the Company acquired a license to use certain IBM technology. In addition, the Company was selected by SEMATECH, a consortium of the leading U.S. semiconductor manufacturers, as the prime contractor on a $6 million contract to deliver next generation tools for designing complex ICs at 0.25-micron and below. In May 1996, the Company entered into a strategic relationship with Cooper & Chyan Technology (CCT), Inc. to link the Company's synthesis tools with CCT's routing technologies. CCT recently announced an agreement to merge with Cadence Design Systems, Inc., a competitor of the Company. Synopsys is currently evaluating its relationship with CCT in light of the proposed merger.

Verification Systems

         Verification is the process of ensuring that an IC meets the functional specifications and timing requirements of its design, and that it will work with the other components of a system, before it is manufactured. As IC complexity grows, the importance of verification to the chip design process also grows. Without adequate verification tools, verification can be a serious bottleneck in the design process.

         The Company offers a range of verification products, including simulation and emulation tools and hardware and software models, integrated into its synthesis-based design flow, that help customers verify their designs before committing them to silicon.

         In September 1996, the Company introduced two new products that help address the verification demands of designing increasingly complex ICs. Cyclone(TM), the Company's new "cycle-based" simulation software, permits IC designers to simulate their designs using high-level algorithms at the register-transfer level, which is faster and requires less memory than current tools. Synopsys' ARKOS(TM) hardware emulator emulates the behavior of an ASIC with up to 4 million gates and can operate as an execution engine for Cyclone, providing accelerated simulation. Together, Cyclone and the ARKOS hardware emulator permit designers to use emulation and simulation early in the design process.

         Cyclone and the ARKOS hardware emulator complement the Company's VHDL System Simulator(TM) (VSS). VSS is used at various stages in the high-level design process to simulate a system or subsystem to simulate the performance of an IC within a system. During fiscal 1996, the Company added VSS support for "VITAL," the industry signoff gate-level modeling standard. VSS, Cyclone and the ARKOS emulator are all tightly linked to the Company's synthesis products.

         Since the Company's February 1994 merger with Logic Modeling Corporation, the Company has offered a full range of hardware and software modeling solutions. The Company currently offers models for more than 13,000 commercially available ICs, including a wide range of microprocessors, DSPs, CPLDs, memories and standard logic. In addition, the Company offers modeling technologies to allow designers to create models of both standard and proprietary devices. These models support all major EDA simulation environments and a wide range of EDA platforms, giving designers access to a broad range of models to assist them with verification of their designs.

         Success in the modeling business depends, in part, upon making a wide range of models and model types. The Company continues to focus its modeling development efforts on enhancing its ability to quickly and efficiently produce and distribute new models. The Company seeks to maintain close relationships with leading semiconductor vendors to ensure model accuracy and the earliest possible availability. The Company believes that future design verification methodologies will require models of even more complex components, subsystems, and systems as customers engage in ever larger and more sophisticated designs.

Design Reuse

         As the number of logic gates on ICs continues to grow, and as ICs themselves become capable of hosting entire systems rather than single functions, the reuse of proven design modules will become increasingly important to IC designers. The Company's design reuse products are intended to enable such reuse.

         Since the Company's acquisition of Silicon Architects(TM) in May 1995, it has offered a proprietary IC architecture, known as Cell-Based Array (CBA), and compilers for high-level memories and data path elements. The CBA architecture consists of optimized libraries of low level elements in an IC. The Company licenses these libraries to ASIC manufacturers and adapts the libraries for use in the manufacturer's particular production process. The CBA libraries are then used in lieu of the manufacturer's proprietary library. Replacing vendor-specific libraries with optimized CBA libraries can provide cost benefits to ASIC vendors by reducing the silicon area required for a given design and can provide improved performance and power consumption levels compared to other IC architectures. The CBA architecture also offers the Company's customers a link between synthesis-based high-level design and the physical implementation of designs. The Company has entered into CBA license agreements with many of the world's leading ASIC vendors.

         DesignWare, introduced in 1992, provides IC designers with libraries of pre-designed and pre-verified off-the-shelf design modules to incorporate into their own designs. By providing these building blocks and making them synthesizable (i.e., usable by the Company's design tools in optimizing a design), DesignWare helps reduce the overall design time for complex ICs. The reuse of these building blocks represents a significant shift from traditional IC design, in which designs have been intimately tied to a particular process technology or design methodology and not easily transferred from one chip design to the next. By the end of fiscal year 1996, over 100 design modules were available in DesignWare libraries. The Company intends to make more modules available and to increase the size and functions of the available modules. DesignWare Developer(TM) is used in conjunction with DesignWare and permits designers to create their own proprietary reusable DesignWare components.

PRODUCTS

         The Company's products include design tools, verification systems and design reuse tools, as summarized below. In addition, the Company offers interface products that permit the sharing of data with other EDA systems and library tools that assist semiconductor vendors in developing technology libraries.

Design Tools

         Behavioral Compiler. Behavioral Compiler provides a direct link from the functional descriptions of a design to HDL Compiler(TM) and Design Compiler for implementation. By permitting IC designers to work at a higher level of abstraction than permitted by other tools, Behavioral Compiler simplifies IC design and, in the process, makes the design more reliable and predictable.

         HDL Compiler Family. The HDL Compiler family includes VHDL Compiler and HDL Compiler (for Verilog). The HDL Compiler family synthesizes HDL descriptions into optimized, technology independent netlists for the Design Compiler family.

         Design Compiler Family. The Design Compiler family consists of products that synthesize hierarchical descriptions of circuits in any combination of equations, state tables, and netlists from external CAE systems or the Synopsys HDL Compiler family and optimizes such designs to meet timing and area requirements given a particular technology library.

         Power Family. Includes DesignPower(R) and Power Compiler, offering a complete methodology for power. DesignPower analyzes power consumption early in the design process, helping to avoid surprises late in the design process that could force designers to use more expensive packaging, "re-spin" designs, and/or add cooling devices to meet power consumption requirements. Power Compiler offers "push button" power optimization on top of designs developed with DesignPower. When used in conjunction with Design Compiler, Power Compiler enables simultaneous optimization for size, timing and power.

         FPGA Compiler(TM). FPGA Compiler works with the Design Compiler to synthesize designs for implementation in Field Programmable Gate Arrays (FPGAs) from a number of manufacturers, including Actel, Altera, Lucent Technologies and Xilinx.

         FPGA Express. FPGA Express offers synthesis and optimization for FPGAs and complex programmable logic devices on Windows 95 or Windows NT-based PCs.

         Test Compiler(TM). Test Compiler works with the Design Compiler family to integrate testability analysis and design-for-test capabilities into the design process. Test Compiler lets designers explore testability trade-offs early in the design process and automatically generates vectors needed to test the design.

         HDL Advisor. HDL Advisor helps designers reduce the number of design iterations by providing a source-level performance analysis tool for use either before or after synthesis or simulation.

         DesignTime(TM). DesignTime delivers full static timing analysis within Synopsys' high-level design environment, permitting a designer to perform point-to-point timing analysis using the same vendor-certified libraries, timing algorithms, and interfaces used to create the design.

         Floorplan Manager(TM). Floorplan Manager takes into account physical design information from a commercial floorplanner early in the design process, promoting convergence between synthesis and layout and reducing design time by reducing post-layout timing violations.

         COSSAP. COSSAP(R) is a second-generation DSP design system that can simulate large, complex, high-level systems that would be hard to model with standard cycle-based or event-driven simulators. COSSAP includes a library of DSP building blocks.

Verification Systems

         VHDL System Simulator (VSS) Family. The VSS family provides a single simulation environment for the three major stages of IC design -- behavioral, logic, and gate -- letting designers capture and verify high-level specifications and detect design inconsistencies before and after committing designs to synthesis. It also includes a source-level debugging tool and post-processing utilities, including statistical analysis.

         Cyclone. Cyclone, the Company's new "cycle-based" simulation software, permits IC designers to simulate their designs using cycle-based algorithms at the register-transfer level, which is faster and requires less memory than current tools.

         ARKOS Emulator. Synopsys' ARKOS hardware emulator emulates the behavior of an ASIC with up to 4 million gates and can operate as an execution engine for Cyclone, providing accelerated simulation.

         ModelSource(TM) 3000 Hardware Modeling Products. The ModelSource 3000 series is a family of hardware modeling systems for ASIC and board level design which provide a flexible means for designers to model complex devices. ModelSource 3000 systems use the actual integrated circuit to model its own behavior.

         SmartModel(R) Library and SourceModel Library(R). These two libraries include models of more than 13,500 devices, representing all major device types and semiconductor manufacturers. The SmartModel Library features models of complex devices--microprocessors, controllers, peripherals, FPGAs and logic devices--that engineers would not typically model themselves. The SourceModel Library offers designers models of commonly-used standard logic and memory devices. Models are furnished in either Verilog or VHDL source code.

         Bus Interface Models. Bus interface models are used to verify that designs comply with established industry standards. Models are available for popular standards including: Peripheral Component Interface (PCI), Personal Computer Memory Card International Association (PCMCIA), MicroChannel Architecture (MCA), Industry Standard Interface (ISA), Extended Industry Standard Interface (EISA), Small Computer Systems Interface-2 (SCSI-2), and Versa Module Eurocard (VME) standards.

         Telecommunications Workbenches. The Company's Telecommunications Workbench products provide a high-level design verification environment for telecommunications applications.

Design Reuse

         DesignWare. DesignWare provides libraries of flexible, ready-to-use digital components that are technology-independent, parameterizable and synthesizable. DesignWare libraries include commonly used functions ranging from simple modules, such as multipliers, to more complex functions. DesignWare libraries are tightly coupled to the Company's high-level design environment.

         DesignWare Developer(TM). DesignWare Developer helps customers develop their own DesignWare components from which they can build an inventory of design knowledge that can be leveraged across multiple development teams or in subsequent design cycles.

         Cell-Based Array (CBA) Architecture and Macrocell Libraries. The Company's CBA architecture offers semiconductor vendors the customization advantages of gate array architecture with the density and performance and power advantages of standard cell design. Macrocell libraries contain circuit elements used by the CBA Design System(TM) and Synopsys synthesis tools. Compilers for complex datapath and memory blocks based on CBA are also available.

         Memory and Datapath Compilers. Compilers are used to quickly generate optimized general purpose functions for an IC, and are parameterized to allow the designer to generate a function of optimal size, performance and power.

         CBA Design System. The CBA Design System provides several Silicon Architect-developed tools with integration of commercial EDA tools to facilitate design of complex ICs based on the CBA Architecture.

CUSTOMER SERVICE AND SUPPORT

         The Company devotes substantial resources to providing customers with technical support, customer education, and consulting services. The Company believes that a high level of customer service and support is critical to the adoption and successful utilization of its high-level design automation methodology.

         As a result of the continued growth of the Company's installed base, as well as customer requests for education, support and consulting services, the Company's service revenue has increased as a percentage of total revenue, representing 31%, 32% and 34% of total revenue in fiscal 1994, 1995, and 1996, respectively.

Technical Support

         Technical support is provided through both field- and corporate-based technical application engineering groups. The Company provides customers with software updates and a formal problem identification and resolution process through the Synopsys Technical Support Center. The Company's central entry point of all customer inquiries is SOLV-IT!(R), a direct-access service available worldwide, 24 hours per day, through electronic mail and the World Wide Web that lets customers quickly seek answers to design questions or more insight into design problems. SOLV-IT! combines Synopsys' complete design knowledge database with sophisticated information retrieval technology. Updated daily, it includes documentation, design tips, and answers to user questions.

Customer Education Services

         Synopsys offers a number of workshops focused on high-level design, simulation, behavioral synthesis, logic synthesis, and test. Regularly scheduled workshops are offered in Mountain View, California; Austin, Texas; Burlington, Massachusetts; Reading, England; Rungis, France; Munich, Germany; Tokyo and Osaka, Japan; and Seoul, Korea. On-site workshops are available on a worldwide basis at customers' facilities. To date, over 15,000 design engineers have been trained in the use of Synopsys' products through participation in Company workshops.

Consulting

         The Company provides consulting services through its Professional Services Group, which offers customized high-level design support for IC and systems designs. Synopsys consultants are experienced designers who provide customers with in-depth technical expertise in the use of Synopsys' HLDA methodology and tools. Synopsys offers both methodology and project consulting. Methodology consulting is aimed at increasing customer productivity, promoting the adoption of the Company's HLDA methodology and solving immediate needs of customers' design teams. Project consulting involves Synopsys experts working with customer design teams from design implementation through simulation, synthesis and tapeout.

PRODUCT WARRANTIES

         The Company generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. The Company has not experienced significant returns to date.

SUPPORT FOR INDUSTRY STANDARDS

         The Company actively supports standards that it believes will help its customers increase productivity and solve design problems, including support for key standards that promote system-on-chip design and allow tool interoperability. The Company's products support the two most commonly used hardware description languages, VHDL and Verilog HDL. The Company's de facto standard register-transfer-level subsets of the VHDL and Verilog languages were donated to the EDA Industry Council for its project to create a formal standard RTL subset. Netlist and schematic input/output are supported through the Electronic Data Interchange Format. The products support simulation modeling with the VHDL Initiative Towards ASIC Libraries (VITAL) standard. Ties to physical design tools are provided by the Company's support of Standard Delay Format and Physical Design Exchange Format. The latter was donated to the industry for standardization as part of a Delay Calculation System for deep submicron design. The Company contributes to this Delay Calculation System standardization effort which includes, in addition to PDEF, the Delay Calculation Language (DCL), donated by International Business Machines Corporation, and the Standard Parasitic Extended Format, donated by Cadence Design Systems, Inc. The Company donated its SWIFT modeling interface to the Open Modeling Forum for a common simulator interface from models written in various formats.

         The Company is on the Board of Directors of the standards groups Open Verilog International, VHDL International, Open Modeling Forum (OMF), and CAD Framework Initiative. As a member of SEMI/SEMATECH and the EDA Industry Council, the Company is participating in the EDA Industry Standards Roadmap and the active projects that are implementing the Roadmap. The Company is the prime contractor for SEMATECH's Chip Hierarchical Design System, which is predicated on open standards. The Company also contributes to the efforts of the Design Automation Standards Committee of the IEEE. The

Company's software is chiefly written in C language and utilizes the Motif and X11 standards for graphical user interfaces. The Company's software runs principally under the UNIX operating system and is offered on the most widely used workstation platforms, including those from Sun Microsystems, Hewlett-Packard, IBM, Digital Equipment Corporation and Sony. Certain of the Company's software modeling products and FPGA Express run on the Windows '95 and Windows NT operating system and are available for IBM-compatible PCs.

SALES, DISTRIBUTION AND BACKLOG

         The Company markets its products and services primarily through its direct sales and service force in over 30 offices in the United States and principal international markets. The Company employs highly skilled engineers and technically proficient sales persons capable of serving the sophisticated needs of the customers' engineering and management staffs.

         For fiscal 1994, 1995, and 1996, international sales represented 48%, 52%, and 49%, respectively, of the Company's total revenue. Additional information relating to domestic and foreign operations is contained in Note 8 of Note to Consolidated Financial Statements on page 42 of the Company's 1996 Annual Report to Stockholders.

         As of September 30, 1996, the Company's direct sales and service force consisted of 600 management, technical, and administrative employees. The Company has nineteen sales/support centers throughout the United States. Internationally, the Company has sales/support offices in Canada, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, the People's Republic of China, Singapore, Sweden, Taiwan, and the United Kingdom, including regional headquarters offices in Germany, Japan and Singapore. On a limited basis, the Company also utilizes manufacturer's representatives and distributors. The Company has established such relationships in Australia, Brazil, Hong Kong, India, Korea, Malaysia and Singapore.

         The Company's backlog was approximately $176.4 million on November 2, 1996, as compared to $99.4 million on November 4, 1995. The Company's backlog includes orders for customer training and consulting services which are expected to be completed within one year, orders for systems and software products and related maintenance and support with customer requested ship dates within three months, and deferred revenue, which consists of subscription services, maintenance and support. The Company has not historically experienced significant cancellations of orders. Customers frequently reschedule or revise the requested ship date of orders, however, which can have the effect of deferring recognition of revenue for these orders beyond the expected time period.

RESEARCH AND DEVELOPMENT

         The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product lines, develop new products, maintain technological competitiveness, and meet an expanding range of customer requirements. In addition to product development teams, the Company maintains an advanced research group that is responsible for exploring new directions and applications of the core technologies, migrating new technologies into the existing product lines, and maintaining strong research relationships outside the Company both within industry and academia. Relationships are maintained with third-party software and hardware vendors to broaden the product lines without direct investment and with all major hardware vendors on whose platforms the Company's products operate.

         During fiscal 1994, 1995, and 1996, research and development expenses were $41.3 million, $58.7 million, and $84.2 million, respectively, excluding capitalized software development costs. Capitalized software development costs for these periods were $1.5 million,

$1.0 million, and $1.0 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

MANUFACTURING

         The Company's manufacturing operations consist of assembling, testing, packaging and shipping its hardware and software products and documentation needed to fulfill each order. All manufacturing is currently performed in the Company's Mountain View, California and Beaverton, Oregon, facilities. Outside vendors provide tape and CD-ROM duplication, printing of documentation and manufacturing of packaging materials. The manufacturing and test of hardware products is done by Company employees, with some sub-assembly performed by outside vendors. The Company typically ships its software products, with either a permanent or temporary access key, within 10 days of acceptance of customer purchase orders and execution of software license agreements, unless the customer has requested otherwise. For its hardware products, the Company buys components in anticipation of orders and builds units to match orders, typically shipping within four to twelve weeks of order acceptance, unless the customer has requested otherwise.

COMPETITION

         The EDA industry is highly competitive. The other principal companies in the EDA industry are Cadence Design Systems, Inc., Mentor Graphics Corp., Viewlogic Corporation, Avant! Corporation and Quickturn Design Systems Inc. There are many other companies in the EDA industry and frequent new entrants, including businesses targeted at Synopsys' product areas.

          The Company's products compete with similar products from other vendors and compete with other EDA products and services for a share of the EDA budgets of their customers. The Company believes that the principal competitive factors in the EDA market are product performance, technology leadership, methodology support, technical support, support of industry standards, price, and reputation. The Company believes that it currently competes favorably with respect to these factors.

         To date, the majority of the Company's revenue has resulted from sales of synthesis and synthesis-related HLDA tools, and modeling products, both market segments in which the Company is currently the leading provider. As the Company's business evolves, it expects to continue to face competition in the core product areas of synthesis and modeling and to face competition both in new product areas and from competing alternatives for its customers' EDA dollars (e.g., internal spending, services, out-sourcing of design or other tools). Although the Company has maintained its market leadership in synthesis and modeling, a loss of market share or price/margin reduction resulting from increased competition could have a significant adverse effect on the Company.

         More generally, the EDA industry as a whole is experiencing rapid change. Technology advances and market requirements are fueling a change in the nature of competition among EDA vendors. Advances in semiconductor technology are expected to create a need for tighter integration between logic design and physical design, and companies will increasingly compete over "design flows" involving a broad range of products and services rather than individual design tools.

         No single EDA company currently offers its customers industry leading products for a complete design flow. Presently, the Company does not offer physical design tools, a market which is currently dominated by Cadence and Avant!, and trails Cadence in its capacity to offer design services. In May 1996, the Company entered into a strategic relationship with Cooper &

Chyan Technology, Inc. (CCT) to link the Company's existing synthesis products and its design planning products under development with CCT's routing technology. Cadence and CCT have announced their intention to merge. The Company is evaluating the effect of such a merger on its relationship with CCT.

         To counter competition, the Company will continue to enhance its product line and promote the adoption of new products and methodologies. However, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressure faced by the Company will not materially adversely affect its business, operating results and financial condition.

PRODUCT SALES AND LICENSING AGREEMENTS

         The Company offers its hardware products for sale or lease. The Company typically licenses its software to customers under non-exclusive license agreements that transfer title to the media only and that restrict use of the software to internal purposes at specified sites. The Company currently licenses the majority of its software as a network license that allows a number of individual users to access the software on a defined network. License fees are dependent on the type of license, product mix and number of copies of each product required. On certain software products the Company will collect royalty payments in addition to license fees.

PROPRIETARY RIGHTS

         The Company primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect proprietary rights in its products. The source code for the Company's products is protected both as a trade secret and as an unpublished copyrighted work. However, it may be possible for third parties to develop similar technology independently, provided they have not violated any contractual agreements or intellectual property laws. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Because the EDA industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance, coupled with the various forms of legal protection that are available for its technology, provide an effective means for the Company to establish and maintain a technology leadership position. The Company currently holds several U.S. and foreign patents on some of the technologies included in its products and will continue to pursue additional patents in the future.

         Although the Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and although to date the Company has received no communications from third parties alleging the infringement of the proprietary rights of such parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly and time-consuming litigation.

EMPLOYEES

         As of September 30, 1996, the Company had a total of 1,716 employees, of whom 1,333 were based in the United States and 383 were based internationally. Of the total, 762 were engaged in marketing, sales and related customer support services, 548 were in research and development, 123 were in operations and 283 were in administration and finance. The Company's future financial results depend, in part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.       PROPERTIES

         The Company's principal administrative, sales, marketing, research and development facilities are located in five adjacent buildings in Mountain View, California, which together provide approximately 415,000 square feet of available space. These buildings are leased through February 28, 2003.

         On January 2, 1996 the Company entered into a build-to-suit lease arrangement for two buildings in Sunnyvale, California, within one-half mile from its principal offices. The buildings will provide approximately 200,000 square feet of additional space, and are expected to be available for occupancy in mid-1997. The lease term is ten years from the date of occupancy.

         The Company leases approximately 53,000 square feet in Beaverton, Oregon for administrative, marketing, research and development and support activities. This facility is leased through December 31, 1998.

         The Company currently leases nineteen other domestic sales offices throughout the United States. The Company currently leases international sales and/or service offices in Canada, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, the People's Republic of China, Singapore, Sweden, Taiwan, and the United Kingdom. The Company also leases a research and development facility in India.

         The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3.       LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Executive Officers of the Company

The executive officers of the Company and their ages, as of December 20, 1996, are as follows:

Name                         Age        Position

Harvey C. Jones, Jr.         43         Chairman of the Board of Directors

Aart J. de Geus              42         President, Chief Executive Officer and
                                        Director

Chi-Foon Chan                47         Executive Vice President, Office of the
                                        President, Senior Vice President, Design
                                        Tools Group and Design Reuse Group

William W. Lattin            56         Executive Vice President and Director

David C. Bullis              44         Senior Vice President, Verification
                                        Systems Group

Sally A. DeStefano           49         Senior Vice President, Human Resources
                                        and Facilities

Alain J. Labat               41         Senior Vice President, Worldwide Field
                                        Operations

Paul Lippe                   38         Senior Vice President, Business
                                        Development & Legal, Secretary

A. Brooke Seawell            49         Senior Vice President, Finance and
                                        Operations, and Chief Financial Officer


         Harvey C. Jones, Jr. joined the Company in December 1987 and has been serving as Chairman of the Board since December 1992. He was first elected as a Director in 1988. He served as Chief Executive Officer from December 1987 until January 1994. Prior to joining Synopsys, Mr. Jones served as President and Chief Executive Officer of Daisy Systems Corporation, a CAE company he co-founded in 1981. From 1974 to 1981, Mr. Jones was employed by Calma Company, a CAD company, where his last position was Vice President, Business Development. Mr. Jones holds a B.S. in mathematics and computer sciences from Georgetown University, and an M.S. in management from the Massachusetts Institute of Technology. Mr. Jones is a director of Remedy Corporation, a developer of client/server software.

         Dr. Aart J. de Geus co-founded the Company in December 1986 and currently serves as President and Chief Executive Officer. He has served as a Director since 1986. He served as President from December 1992 until January 1994. Prior to December 1992, Dr. de Geus served as Chairman of the Board and Senior Vice President, Marketing of the Company. Prior to his appointment as Senior Vice President, Marketing, Dr. de Geus served as the Company's Senior Vice President, Engineering. From 1982 to 1986, Dr. de Geus was employed by General Electric Corporation, where he was the Manager of the Advanced Computer-Aided Engineering Group. Dr. de Geus holds an M.S.E.E. from the Swiss Federal Institute of Technology in Lausanne, Switzerland, and a Ph.D. in electrical engineering from Southern Methodist University.

         Dr. Chi-Foon Chan joined the Company in May 1990 and currently serves as Executive Vice President, Office of the President. He also serves as Senior Vice President, Design Tools Group (since February 1994) and Design Reuse Group (since October 1996). Prior to February 1994, Dr. Chan served as Vice President, Engineering and General Manager, DesignWare Operations, and prior to October 1993, he served as Vice President, Application Engineering and Services. From March 1987 to May 1990, Dr. Chan was employed by NEC Electronics, a diversified electronics company, where his last position was General Manager of the Microprocessor Division. Dr. Chan holds an M.S. and a Ph.D. in computer engineering from Case Western Reserve University.

         Dr. William W. Lattin is an Executive Vice President of the Company and has been a Director of the Company since July 1995. Dr. Lattin joined the Company in February 1994 in connection with the Company's merger with Logic Modeling Corporation ("LMC"). From October 1994 to July 1995 he served as the Company's Senior Vice President, Corporate Marketing, and from February 1994 until October 1994 Dr. Lattin served as Senior Vice President, Logic Modeling Group. From December 1992 to February 1994, Dr. Lattin served as President, Chief Executive Officer and Director of LMC, and from May 1992 to December 1992 he served as Chairman of the Board and Chief Executive Officer of LMC. From 1986 to May 1992, Dr. Lattin served as Chairman of the Board of Directors, President and Chief Executive Officer of Logic Automation Incorporated, a predecessor of LMC. Dr. Lattin holds a B.S.E.E. and an M.S.E.E. from the University of California at Berkeley, and a Ph.D. in Electrical Engineering from Arizona State.

         David C. Bullis joined the Company in February 1994 in conjunction with the merger of Synopsys and LMC, and currently serves as Senior Vice President, Verification Systems Group. Prior to October 1994, Mr. Bullis served as Vice President, SmartModel Division. From May 1993 to February 1994, Mr. Bullis served as Vice President and General Manager, SmartModel Division of LMC and from May 1992 to May 1993, he served as Vice President, Sales of LMC. From 1991 to May 1992, Mr. Bullis served as Vice President, Sales of Logic Automation Incorporated. From 1984 to 1991, Mr. Bullis was employed by Summation Inc., a manufacturer of systems for board testing, most recently as Chief Executive Officer. Mr. Bullis holds a B.S.E.E. from Iowa State University and an M.S.E.E. from Colorado State University.

         Sally DeStefano joined the Company in June 1995 and currently serves as Senior Vice President, Human Resources and Facilities. From June 1989 until June 1995, Ms. DeStefano was Vice President of Human Resources of Sybase, Inc., a vendor of client/server software and services for building enterprise-wide information systems. From April 1986 to May 1989, Ms. DeStefano served as Director, then Vice President of Human Resources for Ungermann-Bass, a manufacturer of computer network software and equipment. Prior to 1986, she spent two years at VLSI Technology, Inc., a semiconductor manufacturer, as human resources manager. Ms. DeStefano holds a B.A. in Education from the University of Florida.

         Alain J. Labat joined the Company in December 1990 and currently serves as Senior Vice President, Worldwide Field Operations. Prior to February 1994, Mr. Labat served as Vice President, International Operations. From 1986 to 1990, Mr. Labat was employed by Valid Logic Systems, Inc., a CAE company, serving in a variety of positions, most recently as Vice President of International Operations. Mr. Labat holds a Master's degree in International Management from the American Graduate School of International Management, Glendale, Arizona, and an M.B.A. from INSEEC, Bordeaux, France.

         Paul Lippe joined the Company in October 1992 and currently serves as Senior Vice President, Business Development & Legal, and as Secretary. Mr. Lippe was previously employed by Solbourne Computer as Vice President, Corporate Development, General Counsel and Secretary and served as Chairman of the Colorado Air Quality Control Commission. Mr. Lippe currently is Co-Chairman of the Peninsula Association of General Counsels. Mr. Lippe holds a B.A. from Yale College and a J.D. from Harvard Law School.

         A. Brooke Seawell joined the Company in March 1991 and currently serves as Senior Vice President, Finance and Operations and Chief Financial Officer. From March 1991 to February 1994, Mr. Seawell served as Vice President, Finance and Operations and Chief Financial Officer. From July 1983 to March 1991, Mr. Seawell served as Vice President, Finance and Chief Financial Officer of Weitek Corporation, a supplier of numeric semiconductors. Mr. Seawell is a Certified Public Accountant and holds a B.A. in economics and an M.B.A. from Stanford University.

         There are no family relationships among any executive officers of the Company.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The information required by this item is set forth on page 21 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

         The information required by this item is set forth on page 20 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth on pages 22 through 28 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements required by this item are included on pages 30 through 42 of the Company's 1996 Annual Report to Stockholders and are incorporated by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the Company's 1996 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report. The report of the Company's Independent Auditors on the Company's consolidated financial statements is included on page 29 of the Company's 1996 Annual Report to Stockholders and is incorporated by reference. The report of the Company's Independent Auditors on the financial statement schedule required by this item is included herein on page 23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to Directors is included under the caption "Proposal One -- Election of Directors" in the Company's Notice of Annual Meeting and Proxy Statement for the Company's annual meeting of stockholders to be held on February 28, 1997 and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading "Executive Officers of the Company" in Part I hereof after Item 4.

         Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Compliance with Section 16(a) of the Securities Exchange Act of

1934" under the caption "Additional Information" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the Company's annual meeting of stockholders to be held on February 28, 1997 and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item is included under the heading "Executive Compensation" under the caption "Proposal One -- Election of Directors" in the Company's Notice of Annual Meeting and Proxy Statement for the Company's annual meeting of stockholders to be held on February 28, 1997 and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" under the caption "Proposal One -- Election of Directors" in the Company's Notice of Annual Meeting and Proxy Statement for the Company's annual meeting of stockholders to be held on February 28, 1997 and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K.

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K ANNUAL
         REPORT:

         1.   Financial Statements

         The following documents are included in the Company's 1996 Annual Report to Stockholders and incorporated by reference in Item 8:

                                                                         Page No. in
                                                                         Annual Report

         Report of Independent Auditors                                       29
         Consolidated Statements of Income for the years
           ended September 30, 1994, 1995 and 1996                            30
         Consolidated Balance Sheets at September 30, 1995 and 1996           31
         Consolidated Statements of Stockholders' Equity for
           the years ended September 30, 1994, 1995 and 1996                  32
         Consolidated Statements of Cash Flows for the years
           ended September 30, 1994, 1995 and 1996                            33
         Notes to Consolidated Financial Statements                        34-42


         2.   Financial Statement Schedule

         The following schedule of the Company is included herein:

         Valuation and Qualifying Accounts and Reserves (Schedule II)

         All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements or notes thereto.

         The following document is included herein:

         Independent Auditors' Report on Financial Statement Schedule of Synopsys, Inc. (page 23)


         3.  Exhibits

         See Item 14(c) below. The following compensatory plans are required to be filed as exhibits (and have been incorporated by reference from prior filings, as indicated under Item 14 (c)):

         Exhibit 99.1 -- 1992 Stock Option Plan, as restated and amended
         Exhibit 99.2 -- Employee Stock Purchase Program, as restated and amended
         Exhibit 99.3 -- International Employee Stock Purchase Program, as
                         restated and amended

(b)      REPORTS ON FORM 8-K

         Not applicable.

(c)      EXHIBITS

Exhibit
Number       Description
--------------------------------------------------------------------------------
10.25        Amendment No. 5 to Lease, dated October 4, 1995, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated 7/20/77 (Arrillaga Family Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust), as amended(1)

10.26        Amendment No. 3 to Lease, dated October 4, 1995, to Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated 7/20/77 (Arrillaga Family Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust), as amended(1)

10.27        Amendment No. 2 to Lease, dated October 4, 1995, to Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated 7/20/77 (Arrillaga Family Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated 7/20/77 (Richard T. Peery Separate Property Trust), as amended(1)

10.28        Lease dated January 2, 1996 between the Company and Tarigo-Paul, a
                 California Limited Partnership(2)

13.1         Portions of the Annual Report to Stockholders for fiscal year ended
                 September 30, 1996, expressly incorporated by reference herein

21.1         Subsidiaries of the Company

23.1         Consent of KPMG Peat Marwick LLP

24.1         Power of Attorney (see page 22)

27           Financial Data Schedule

99.1         1992 Stock Option Plan, as amended and restated(3)

99.2         Employee Stock Purchase Program, as amended and restated(3)

99.3         International Employee Stock Purchase Plan, as amended and restated(3)


--------------------
(1) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended December 31, 1995
(2) Incorporated by reference from the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996
(3) Incorporated by reference from the Company's S-8 registration statement, filed on May 3, 1996

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  SYNOPSYS, INC.



                                  By  /s/ Aart J. de Geus
                                    --------------------------------------------
                                    Aart J. de Geus
                                    President, Chief Executive Officer, and
                                    Director (Principal Executive Officer)


                                  By  /s/ A. Brooke Seawell
                                    --------------------------------------------
                                    A. Brooke Seawell
                                    Senior Vice President, Finance and
                                    Operations, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Date:    December 20, 1996

                                POWER OF ATTORNEY

              KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aart J. de Geus and A. Brooke Seawell, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

     /s/ Harvey C. Jones, Jr.
---------------------------------------       Chairman of the Board of Directors
Harvey C. Jones, Jr.                                           December 20, 1996


     /s/ Deborah A. Coleman                   Director         December 20, 1996
---------------------------------------
Deborah A. Coleman

     /s/ William W. Lattin                    Director         December 20, 1996
---------------------------------------
William W. Lattin

     /s/ A. Richard Newton                    Director         December 20, 1996
---------------------------------------
A. Richard Newton

     /s/ Steven C. Walske                     Director         December 20, 1996
---------------------------------------
Steven C. Walske

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Synopsys, Inc.:


Under date of October 18, 1996, we reported on the consolidated balance sheets of Synopsys, Inc. and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, which are included in the annual report to stockholders of Synopsys, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K for the year ended September 30, 1996 of Synopsys, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP

Palo Alto, California
October 18, 1996

                                                                     SCHEDULE II

                                 SYNOPSYS, INC.


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                  Balance at     Additions         Charged                           Balance at
                                  Beginning      Charged to        to Other                          End of
                                  of Period      Income            Accounts(1)     Deductions(2)     Period
                                  ---------      ------            -----------     -------------     ------
Allowance for Doubtful
Accounts and Sales Returns:

1996                                $2,813         $1,576           $ (334)          $ (394)            $3,661
                                    ------         ------           ------           ------             ------

1995                                $1,900         $  688           $  210           $  (15)            $2,813
                                    ------         ------           ------           ------             ------

1994                                $1,391         $  443           $   36           $  (30)            $1,900
                                    ------         ------           ------           ------             ------





--------
(1) Translation and other adjustments.

(2) Accounts written off, net of recoveries.