Form 10-Q
period 1996-12-28
SYNOPSYS INC
filed 1997-02-11
CIK 883241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996
                             or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


                            700 East Middlefield Road
                             Mountain View, CA 94043
                       ----------------------------------
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (415) 962-5000

                       ----------------------------------



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


As of January 31, 1997, there were 40,930,373 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                          1996            1996
                                                                        ---------       ---------
                                                                      (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                          $  33,499       $  33,904
     Short-term investments                                               198,041         202,663
                                                                        ---------       ---------
         Cash and short-term investments                                  231,540         236,567

     Accounts receivable, net of allowances of $3,446 and $3,661           64,879          61,085
     Prepaid expenses, deferred taxes and other                            23,918          19,975
                                                                        ---------       ---------
         Total current assets                                             320,337         317,627

Property and equipment, net                                                55,938          51,537
Capitalized software development costs, net of accumulated
     amortization of $3,076 and $2,805                                      1,125           1,146
Long-term investments                                                      38,305          30,495
Other assets                                                               10,572           8,162
                                                                        ---------       ---------
         Total assets                                                   $ 426,277       $ 408,967
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                           $  58,301       $  70,581
     Current portion of long-term debt                                     10,962          11,580
     Income taxes payable                                                  12,881          12,091
     Deferred revenue                                                      64,147          65,998
                                                                        ---------       ---------
         Total current liabilities                                        146,291         160,250
                                                                        ---------       ---------

Long-term debt                                                             14,122          15,970
Deferred compensation                                                       1,584            --

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares outstanding                                               --              --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 40,779,853 and 40,434,563 shares
         outstanding                                                          408             404
     Additional paid-in capital                                           172,165         152,187
     Retained earnings                                                     87,398          72,257
     Cumulative translation adjustment                                       (353)           (402)
     Net unrealized gain on investment                                     12,401           8,301
     Treasury stock, at cost                                               (7,739)           --
                                                                        ---------       ---------
         Total stockholders' equity                                       264,280         232,747
                                                                        ---------       ---------

         Total liabilities and stockholders' equity                     $ 426,277       $ 408,967
                                                                        =========       =========

                             See accompanying notes

                                 SYNOPSYS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                       ----------------------
                                         1996          1995
                                       --------      --------
Revenue:
     Product                           $ 66,160      $ 53,749
     Service                             36,340        25,251
                                       --------      --------
         Total revenue                  102,500        79,000
                                       --------      --------

Cost of revenue:
     Product                              5,811         3,593
     Service                              6,391         4,741
                                       --------      --------
         Total cost of revenue           12,202         8,334
                                       --------      --------

Gross margin                             90,298        70,666

Operating expenses:
     Research and development            24,882        18,202
     Sales and marketing                 37,048        30,323
     General and administrative           7,968         6,341
                                       --------      --------
         Total operating expenses        69,898        54,866
                                       --------      --------

Operating income                         20,400        15,800

Other income, net                         3,700         1,850
                                       --------      --------

Income before income taxes               24,100        17,650

Provision for income taxes                7,950         6,000
                                       --------      --------

Net income                             $ 16,150      $ 11,650
                                       ========      ========

Earnings per share                     $    .38      $    .28
                                       ========      ========


Weighted average common shares           42,993        41,632
   and equivalents                     ========      ========




                             See accompanying notes

                                 SYNOPSYS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                   1996           1995
                                                                 --------       --------
Cash flows from operating activities:
     Net income                                                  $ 16,150       $ 11,650
     Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation and amortization                               6,324          3,455
        Interest accretion on notes payable                           152           --
        Provision for doubtful accounts and sales returns            (215)            70
        Tax benefit associated with stock options                   9,406          1,000
        Deferred revenue                                           (1,851)         7,694
        Deferred taxes                                             (4,406)          --
        Gain on sale of long-term investment                       (2,000)          --
        Net change in assets and liabilities:
           Accounts receivable                                     (3,579)        (2,100)
           Prepaid expenses and other                              (1,843)          (243)
           Other assets                                            (2,410)            13
           Accounts payable and accrued liabilities               (12,578)        (6,478)
           Income taxes payable                                       790         (5,089)
           Deferred compensation                                    1,584           --
                                                                 --------       --------

                  Net cash provided by operating activities         5,524          9,972
                                                                 --------       --------

Cash flows from investing activities:
     Proceeds from sale of long-term investment                     3,782           --
     Purchase of long-term investment                              (3,186)          --
     Change in short-term investments                               4,622         (1,856)
     Purchases of property and equipment                          (10,155)        (7,099)
     Capitalization of software development costs                    (250)          (250)
                                                                 --------       --------

                  Net cash used in investing activities            (5,187)        (9,205)
                                                                 --------       --------

Cash flows from financing activities:
     Principal payments on debt obligations                        (2,618)          --
     Proceeds from sale of common stock, net                       11,316          5,204
     Purchases of treasury stock                                   (9,489)          --
                                                                 --------       --------

                  Net cash provided (used) by financing
                    activities                                       (791)         5,204
                                                                 --------       --------

Effect of exchange rate changes on cash                                49             (1)
                                                                 --------       --------

Net increase (decrease) in cash and cash equivalents                 (405)         5,970
Cash and cash equivalents, beginning of period                     33,904         91,193
                                                                 --------       --------
Cash and cash equivalents, end of period                         $ 33,499       $ 97,163
                                                                 ========       ========

Supplemental Disclosure:
      Cash paid during the period for:
          Interest                                               $    214       $    --
                                                                 ========       ========
          Income taxes                                           $  2,446       $ 10,123
                                                                 ========       ========


                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's Annual Report to Stockholders for the year ended September 30, 1996. For financial reporting purposes, the Company reports on a 13-week quarter and a 52 or 53-week year. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end. The consolidated results of operations for the period ended December 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

2.   EARNINGS PER SHARE

     Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method.

3.   LONG-TERM INVESTMENTS

     In May 1996, the Company purchased 1,206,542 shares, approximately 9.9 percent of the outstanding shares of Cooper and Chyan Technology, Inc.
     (CCT), for $14.50 per share, pursuant to a strategic relationship between the companies. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investment has been classified as "available for sale." In October 1996, CCT and Cadence Design Systems, Inc. announced that they had reached an agreement to merge. It is currently the Company's intent to dispose of the investment over time, however, there can be no assurance that the Company will be successful in doing so. Accordingly, the investment has been classified as a long-term asset. During the first quarter of fiscal year 1997, the Company sold 122,889 shares of CCT and realized a gain of approximately $2.0 million. In addition, the net unrealized gain recorded as a separate component of stockholders' equity increased by $4.1 million during the first quarter.

     In December 1996, the Company made an investment of $3.2 million in a company which is not publicly traded. The investment is carried at cost and is included in long-term investments.

4.   LONG-TERM DEBT

     In February 1996, the Company and International Business Machines Corporation ("IBM") entered into a six-year Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property (the "Agreement"). In accordance with the Agreement, the Company paid IBM $11.0 million in cash and issued $30.0 million in notes, which bear interest at 3%, and are payable to IBM upon the earlier of achievement of scheduled milestones or at maturity in 2006. The notes were recorded at fair value of $28.5 million, using a discount rate commensurate with the risks involved. As of December 31, 1996, the notes had a balance of $22.4 million, of which $14.1 million is included in long-term obligations. The carrying amount of the debt, including the long-term portion, approximates the fair value.

5.   DEFERRED COMPENSATION

     The Company has established the Synopsys Deferred Compensation Plan that allows certain eligible employees to defer a portion of their compensation. The deferred compensation and accumulated earnings are accrued but unfunded. Such deferred compensation is included in long-term liabilities.


6.   SUBSEQUENT  EVENTS

     On January 16, 1997, the Company announced a definitive agreement to merge with EPIC Design Technology, Inc., a developer of design automation tools for deep submicron design in the area of integrated circuit power, timing, and reliability analysis. The transaction will result in 0.7485 shares of Synopsys Common Stock being issued in exchange for each share of EPIC Common Stock outstanding on the effective date of the merger. Additionally, outstanding options to purchase EPIC Common Stock will be exchanged for options to purchase Synopsys Common Stock, based on the same exchange ratio. As of December 31, 1996, EPIC had 13.7 million shares of Common Stock outstanding. The transaction is subject to stockholder approval. The merger is intended to be accounted for as a pooling of interests.

                                 SYNOPSYS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue for the first quarter of fiscal 1997 increased 30% to $102.5 million from $79.0 million in the first quarter of fiscal 1996. This increase in revenue was primarily attributable to increased worldwide licensing and sales of the Company's software and systems products. Product revenue as a percentage of total revenue decreased to 65% in the first quarter of fiscal 1997, compared to 68% in the first quarter of fiscal 1996. This decrease was due in part to an increase in service revenue from training and consulting services during the first quarter of fiscal 1997. In addition, the Company recognized revenue of $4.0 million during the first quarter of fiscal 1997 related to an amended license agreement which eliminated a further support obligation.

International revenue as a percentage of total revenue decreased to 45% in the first quarter of fiscal 1997 from 46% in the first quarter of fiscal 1996, due to decreased revenue in Europe and the Pacific Rim as a percent of total revenue.

Cost of revenue as a percentage of total revenue was 12% in the first quarter of fiscal 1997 compared to 11% in the first quarter of fiscal 1996. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products.

Research and development expenses as a percentage of total revenue increased to 24% in the first quarter of fiscal 1997 from 23% in the first quarter of fiscal 1996, and increased in absolute dollars to $24.9 million from $18.2 million. Increased research and development expenses were primarily attributable to increases in personnel and personnel-related costs associated with the development of new products and enhancement of existing products.

Sales and marketing expenses as a percentage of total revenue decreased to 36% in the first quarter of fiscal 1997 from 38% in the first quarter of fiscal 1996, but increased in absolute dollars to $37.0 million from $30.3 million. Total sales and marketing expenses increased as a result of continued expansion of the Company's worldwide sales and marketing organizations and higher incentive compensation associated with increased revenue.

General and administrative expenses as a percentage of total revenue remained constant at 8% in the first quarter of fiscal 1997 and in the first quarter of fiscal 1996, but increased in absolute dollars to $8.0 million from $6.3 million. The increase in total expenses was due principally to increases in personnel and facilities costs.

The provision for income taxes as a percentage of income decreased to 33% in the first quarter of fiscal 1997 from 34% in the first quarter of fiscal 1996. The decrease in the Company's tax rate was primarily due to the reinstatement of the U.S. federal research tax credit.

Net income increased to $16.2 million in the first quarter of fiscal 1997 from $11.7 million in the first quarter of 1996. As a percentage of total revenue, net income increased to 16% in the first quarter of fiscal 1997 from 15% in the first quarter of fiscal 1996.

The Company's book-to-bill ratio for the first quarter of fiscal 1997 was slightly lower than one-to-one. The book-to-bill ratio measures the ratio of accepted orders to revenue. In addition, the Company recently modified its order acceptance policy. In connection with the change in policy, the Company reviewed the backlog as of September 30, 1996 and removed from the February 1, 1997 backlog calculation certain items that it determined no longer met the criteria for accepted orders.

Liquidity and Capital Resources

For the first three months of fiscal 1997, cash and short-term investments decreased $5.0 million to $231.5 million. The decrease in cash and short-term investments is due primarily to payments of payables and accruals, capital expenditures and the repurchase of common stock, partially offset by cash generated from operations and proceeds from the sale of common stock.

The Company believes that the existing cash and short-term investments balance of $231.5 million and anticipated cash flow from operations will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months.


Factors that Could Cause Actual Results to Differ Materially from Those
Projected

The following discussion and the discussion under Item 5 of this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.

When used in the following discussion, the words "projects," "expects," "believes," and similar expressions are intended to identify forward-looking statements. Such statements, and the Company's results, are subject to certain risks and uncertainties, including those discussed below and under Item 5 of this Report, that could cause actual results to differ materially from those projected or estimated.

The EDA industry is highly competitive. The Company's products compete with similar products from other vendors and compete with other EDA products and services for a share of the EDA budgets of their customers. Historically, much of the Company's growth has been attributable to the strength of its synthesis products, an area in which the Company is currently the leading supplier. Opportunities for share growth in this area are limited.

The EDA industry as a whole is experiencing rapid change. Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Advances in semiconductor technology are expected to create a need for tighter integration between logic design and physical design, and companies will increasingly compete over "design flows" involving a broad range of products and services rather than individual design tools.

No single EDA company currently offers its customers industry leading products for a complete design flow. Presently, the Company does not offer physical design tools, a field which is currently dominated by Cadence Design Systems, Inc. and Avant! Corporation, and trails Cadence in its capacity to offer design services. In May 1996, the Company entered into a strategic relationship with Cooper & Chyan Technology, Inc. (CCT) involving the acquisition of 9.9% of CCT's stock and a link between the Company's existing synthesis products and its design planning products under development and CCT's routing technology. Cadence and CCT have announced their intention to merge. The Company has sold a portion of its holdings of CCT stock and is evaluating the effect of such a merger on its overall relationship with CCT.

The Company is seeking to develop a balanced product portfolio. Among the most important new products offered by the Company are its Behavioral Compiler, Cell-Based Array, ARKOS hardware emulator, and Cyclone simulation accelerator products. These products have achieved initial customer acceptance, but the Company will only derive significant revenue from these products if they are accepted by a broad range of customers, which cannot be assured.

The Company's business has benefited from the rapid worldwide growth of the semiconductor industry. The semiconductor industry grew relatively slowly for most of 1996. Despite recent reports of improving conditions in the industry, the outlook for 1997 remains uncertain. Slower growth in the semiconductor industry could have an adverse effect on the Company's performance.

The Company attempts to manage its business to achieve quarter-to-quarter revenue and earnings growth. The ability to manage such growth is affected by a number of factors, including customer product demand, product license terms, the size of the Company's backlog, and decisions regarding the timing of revenue recognition. In recent years, the management of revenue and earnings growth has become more difficult as a result of a number of factors. The Company's orders have become more seasonal, with higher volumes in the second and fourth quarters of the Company's fiscal year, and the average order size has also increased. The Company increasingly receives a disproportionate volume of orders in the last month of the quarter. This trend has grown more pronounced in recent quarters. In addition, an increasing amount of the Company's orders involve products and services which yield revenue over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale, including time-based product licenses, consulting services, development contracts, and CBA licenses and royalties. Because of these trends, the Company's ability to convert orders, particularly those received late in a quarter, or backlog to revenue in any quarter is less certain than it historically has been, and it is therefore possible for the Company to fall short in its revenue and/or earnings plan for a given quarter even while orders and backlog remain on plan. In addition, the Company recently modified its order acceptance policy, which has resulted in a reduction of its current backlog and may have an adverse effect on future backlog calculations. Ultimately, long-term revenue and earnings growth is dependent upon the successful development and sale of the Company's products and services over a sustained period of time.

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

In recent years, international revenue has accounted for approximately half of the Company's revenue. As a result, the Company's financial performance could be negatively affected by such factors as changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions. In particular, revenue from sales in Japan during fiscal 1996 was adversely affected by a decline in the value of the yen against the dollar. Continued weakness in the value of the yen could adversely affect revenue from Japan during fiscal year 1997.

In February 1996, the Company entered into a six-year joint development and license agreement with IBM, pursuant to which the Company and IBM will jointly develop certain new products that the Company believes are important to the long-term growth of its business. The Company has not previously entered into a joint development agreement of this scope. Joint development of products is subject to risks and uncertainties over and above those affecting internal development, and there can be no assurance that the Company's joint development efforts will be successful.

The Company's success is dependent on technical and other contributions of key individuals, and there can be no assurance that the Company can continue to recruit and retain such key personnel.

In May 1996, the Company acquired 9.9% of the outstanding shares of CCT at a price of $14.50 per share. Following announcement of the Cadence-CCT merger, the Company has commenced a program of selling its CCT shares (and, if the proposed merger of CCT with Cadence is consummated, its Cadence shares) in an amount per quarter sufficient to generate a profit of $2.0 million per quarter. If the proposed Cadence-CCT merger is not consummated for any reason, or the stock price of either company declines significantly, the total amount of gain, if any, that the Company could realize on such sales and its ability to sell CCT shares at regular intervals would be adversely affected.

In May 1996, the Company's Board of Directors authorized a program to repurchase up to 2.0 million shares of Synopsys Common Stock over two years, subject to a maximum expenditure of $80.0 million. In January 1997, the Board of Directors suspended the stock repurchase program in order to comply with pooling of interests accounting restrictions in connection with the proposed merger with Epic Design Technology and will terminate such program if necessary to comply with such restrictions. Although the Company's purchases have been insignificant as a proportion of trading in Synopsys Common Stock since May 1996, suspension or termination of the repurchase program could have an adverse effect on the price of Synopsys Common Stock.

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

PART II.  OTHER INFORMATION
Item 5.

PROPOSED MERGER WITH EPIC DESIGN TECHNOLOGY, INC.

On January 16, 1997, the Company announced a definitive agreement to merge with EPIC Design Technology, Inc., a developer of design automation tools for deep submicron design in the area of integrated circuit power, timing, and reliability analysis (the "Merger"). Upon consummation of the Merger, each outstanding share of EPIC Common Stock will be converted into the right to receive 0.7485 (the "Exchange Ratio") of a share of Synopsys Common Stock, and each outstanding option to purchase shares of EPIC Common Stock will be assumed by Synopsys and will be converted, based on the Exchange Ratio, into an option to acquire, on the same terms and conditions as were applicable under such EPIC Option.

The issuance of Synopsys Common Stock in connection with the Merger is subject to shareholder approval. Based upon the number of shares of Synopsys Common Stock and EPIC Common Stock outstanding at January 31, 1997, an aggregate of approximately 10,325,691 shares of Synopsys Common Stock would be issued in connection with the Merger, representing approximately 20.2% of the total number of shares of Synopsys Common Stock outstanding after giving effect to such issuance. Based upon the number of EPIC Options outstanding at January 31, 1997, approximately 1,583,581 additional shares of Synopsys Common Stock would be reserved for issuance to holders of EPIC Options in connection with Synopsys' assumption of such EPIC Options.

On February 5, 1997, the Company filed a Registration Statement on Form S-4 (Reg. No. 333-21129) with the Commission.

Reasons for the Merger

After considering the Merger, the Board of Directors of Synopsys concluded that
(i) the goals and philosophies of the two companies are consistent, (ii) the products of the two companies are complementary, (iii) the combined company has the opportunity to offer customers a more comprehensive IC design flow than either could offer independently, by integrating Synopsys' expertise in high level design with EPIC's expertise in transistor level physical design, (iv) the Merger would be positively received by customers and (v) the stockholders of Synopsys would benefit by the enhanced ability of the combined company to compete in the rapidly-changing EDA market.

In addition, the Synopsys Board believes that the Merger will be beneficial to Synopsys and Synopsys' stockholders for the following reasons: (i) EPIC's products are complementary to Synopsys' products, giving Synopsys an opportunity to offer a more complete IC design solution to its customers and to compete more successfully against its principal competitors in the face of changing industry requirements; (ii) EPIC's technical management, research and development, and applications teams have significant expertise in the development of physical design tools, which may enhance Synopsys' efforts to accelerate the integration of its current high-level design tools with physical design tools; (iii) Synopsys' sales and marketing efforts may be enhanced by the addition of EPIC's sales force of over 90 people, many of whom have extensive experience and understanding of the sales channel for physical design tools; (iv) Synopsys has identified power and timing analysis as fundamental issues facing IC designers in deep submicron IC design, and believes that EPIC is a leading provider of power and timing analysis tools at the transistor level; (v) access to EPIC's expertise in transistor level analysis tools may help Synopsys enhance its current range of design and verification tools; (vi) EPIC's strong financial position, growth rate and operating margin may have positive effects on the overall performance of the combined company; and (vii) in an increasingly competitive and consolidating industry, Synopsys must continue to invest in industry-leading technology, and the combined company may be in an improved competitive position to effectively meet the industry's technological challenges and customer demands.

Risks Relating to the Merger

The factors described below could cause the results of the Merger to differ materially from those projected or estimated.

Potential Dilution of Interest. A number of shares equal to approximately 20.2% of Synopsys' outstanding Common Stock after giving effect to the Merger will be issued to the shareholders of EPIC upon consummation of the Merger and an additional approximately 1,583,581 shares of Synopsys Common Stock will be reserved for issuance upon the exercise of options to purchase EPIC Common Stock assumed by Synopsys in connection with the Merger. The issuance of Synopsys Common Stock in the Merger and upon the exercise of EPIC Options assumed by Synopsys may cause a dilution of earnings per share which may negatively impact the price of Synopsys Common Stock. There can be no assurance that Synopsys' stock price will not be negatively impacted, or that the pro forma financial information presented herein will be indicative of actual results.

Integration of EPIC Operations; Risk of Failure to Achieve Synergies. The managements of Synopsys and EPIC have entered into the Merger Agreement with the expectation that the Merger will result in beneficial synergies. Achieving the anticipated benefits of the Merger will depend in part upon whether the integration of the two companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The integration of certain operations following the Merger will require the dedication of management resources, which may distract management's attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business, financial condition and results of operations of the combined company. The difficulties of assimilation may be increased by the necessity of integrating personnel with disparate business backgrounds and combining two different, although similar, corporate cultures. The retention by EPIC and Synopsys of key employees is critical to ensure continued advancement, development and support of the companies' technologies as well as on-going sales and marketing efforts. As commonly occurs with mergers of technology companies, during the pre-merger and integration phases, competitors may intensify their efforts to attract customers and to recruit key employees through various incentives. There can be no assurance that the combined company will be able to retain key technical, sales or marketing personnel after the Merger.

Integration of Other Acquired Businesses. Synopsys and EPIC have consummated several business combinations in recent years, and the Merger, if approved, would be the largest such combination for either company. The difficulties of integrating Synopsys' and EPIC's businesses may be exacerbated by the size and number of prior business combinations. There can be no assurance that products, technologies, distribution channels, key personnel and businesses of acquired companies will be effectively integrated into the combined company's business or product offerings, or that such integration will not adversely affect the combined company's business, financial condition or results of operations. There can also be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the combined company's sales or earnings, or that the sales and earnings from combined businesses will not be adversely affected by the integration process. The failure to integrate such acquisitions successfully could have an adverse impact on the financial results of the combined company.

Transaction Charges. Synopsys and EPIC estimate that they will incur direct transaction costs of approximately $4.6 million associated with the Merger, which will be charged to operations upon consummation of the Merger. In addition, it is expected that after the Merger, the combined company will incur an additional significant charge to operations, which is not currently reasonably estimable, to reflect costs associated with integrating the two companies. Although Synopsys expects that the elimination of duplicative expenses as well as other efficiencies related to the integration of the businesses may offset the direct transaction costs and other integration-related charges over time, there can be no assurance that such net benefit will be achieved in the near term, or at all.

Customers. There can be no assurance that present and potential customers of Synopsys and EPIC will continue their current buying patterns without regard to the announced Merger. Certain customers may defer purchasing decisions as they evaluate Synopsys' future product strategy and competitive positioning. Any such deferrals could have a material adverse effect upon the results of operations of Synopsys, EPIC and/or the combined company both in the near-term and the long-term.

Shares Eligible for Future Sale. If the Merger is consummated, Synopsys will issue to shareholders of EPIC an aggregate of approximately 10,325,691 shares of Synopsys Common Stock based on the number of shares of EPIC Common Stock outstanding as of January 31, 1997. Immediately upon consummation of the Merger, up to approximately 9,700,352 of such shares will be freely tradeable. As a result, substantial sales of Synopsys Common Stock could occur after the Merger. Following publication of financial results covering 30 days of post-Merger combined operations, an additional approximately 625,339 shares issued in the Merger to persons who may be deemed affiliates of EPIC could be publicly sold pursuant to Rule 145 under the Securities Act, subject to the volume and other limitations thereof. In addition, based on the number of EPIC Options outstanding on January 31, 1997, approximately 1,583,581 additional shares of Synopsys Common Stock will be reserved for issuance to holders of EPIC Options to be assumed by Synopsys in the Merger. Future sales of a substantial number of such shares of Synopsys Common Stock could adversely affect or cause substantial fluctuations in the market price of Synopsys Common Stock.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits


                      2.1 Agreement and Plan of Merger dated as of January 16, 1997, among the Company, EPIC Merger Co., Inc. and EPIC Design Technology, Inc.(1)

                      10.14 Synopsys deferred compensation plan dated September 30, 1996(1)

                      27        Financial Data Schedule


               (b)    Reports on Form 8-K

                      On October 28, 1996, the Company filed an amended report on Form 8-K relating to the Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property, executed on February 1, 1996, between the Company and International Business Machines Corporation.




----------------------

(1) Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997.

SYNOPSYS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 11, 1997                SYNOPSYS, INC.
                                       ---------------------------------
                                       (Registrant)



                                       By:  /s/ Aart J. de Geus
                                           ------------------------------
                                       Aart J. de Geus
                                       President and Chief Executive Officer
                                       (Acting Principal Financial and
                                       Accounting Officer)

                                EXHIBIT INDEX




EXHIBIT NO.             DESCRIPTION
-----------             -----------


 2.1 Agreement and Plan of Merger dated as of January 16, 1997, among the Company, EPIC Merger Co., Inc. and EPIC Design Technology, Inc.(1)

 10.14                  Synopsys deferred compensation plan dated
                        September 30, 1996(1)

 27                     Financial Data Schedule










----------------------

(1) Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997.