Form 10-Q
period 1997-03-29
SYNOPSYS INC
filed 1997-05-13
CIK 883241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended March 29, 1997

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________  to  ______________


                         Commission file number: 0-19807


                                 SYNOPSYS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     56-1546236
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                            700 East Middlefield Road
                             Mountain View, CA 94043
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (415) 962-5000

                          -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----


As of April 25, 1997, there were 51,434,684 shares of the Registrant's Common Stock outstanding.

                                 SYNOPSYS, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                      PAGE NO.

Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets-
               March 31, 1997 and September 30, 1996                      3

             Condensed Consolidated Statements of Income-
               Three months and six months ended
               March 31, 1997 and 1996                                    4

             Condensed Consolidated Statements of Cash Flows-
               Six months ended March 31, 1997 and 1996                   5

             Notes to Condensed Consolidated Financial Statements       6-7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8-12


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders           13

Item 6.    Exhibits and Reports on Form 8-K                              14

Signatures                                                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 SYNOPSYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         MARCH 31,     SEPTEMBER 30,
                                                                           1997            1996
                                                                           ----            ----
                                                                        (UNAUDITED)
ASSETS

Current assets:
      Cash and cash equivalents                                          $  43,747       $  47,163
      Short-term investments                                               251,839         228,931
                                                                         ---------       ---------
           Cash and short-term investments                                 295,586         276,094
                                                                         ---------       ---------

      Accounts receivable, net of allowances of $5,701 and
           $3,877, respectively                                             81,935          67,385
      Prepaid expenses, deferred taxes and other                            34,420          22,648
                                                                         ---------       ---------
           Total current assets                                            411,941         366,127
                                                                         ---------       ---------

Property and equipment, net                                                 59,469          56,033
Capitalized software development costs, net of accumulated
      amortization of $3,326 and $2,805, respectively                        1,125           1,146
Long-term investments                                                       30,149          30,495
Other assets                                                                12,959           9,957
                                                                         ---------       ---------
           Total assets                                                  $ 515,643       $ 463,758
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities                           $  80,784       $  83,008
      Current portion of long-term debt                                     10,596          11,580
      Income taxes payable                                                  11,655          13,629
      Deferred revenue                                                      73,172          69,770
                                                                         ---------       ---------
           Total current liabilities                                       176,207         177,987
                                                                         ---------       ---------

Long-term debt                                                              12,260          15,970
Deferred compensation                                                        1,976              --

Stockholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
           no shares outstanding                                                --              --
      Common stock, $.01 par value; 100,000,000 shares
           authorized; 51,378,000 and 50,646,000 shares
           outstanding, respectively                                           514             506
      Additional paid-in capital                                           228,929         196,693
      Retained earnings                                                     88,438          64,833
      Deferred stock compensation                                              (43)           (110)
      Cumulative translation adjustment                                       (698)           (402)
      Net unrealized gain on investment                                      8,060           8,281
                                                                         ---------       ---------
           Total stockholders' equity                                      325,200         269,801
                                                                         ---------       ---------

           Total liabilities and stockholders' equity                    $ 515,643       $ 463,758
                                                                         =========       =========

                             See accompanying notes

                                 SYNOPSYS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
                                               -----------------------       -----------------------
                                                  1997         1996            1997          1996
                                                 ----          ----            ----          ----
Revenue:
      Product                                  $ 79,514      $  65,512       $156,914      $ 126,549
      Service                                    44,686         30,010         83,996         57,412
                                               --------      ---------       --------      ---------
           Total revenue                        124,200         95,522        240,910        183,961
                                               --------      ---------       --------      ---------

Cost of revenue:
      Product                                     5,799          4,236         11,947          8,283
      Service                                     8,893          5,694         15,832         10,805
                                               --------      ---------       --------      ---------
           Total cost of revenue                 14,692          9,930         27,779         19,088
                                               --------      ---------       --------      ---------

Gross margin                                    109,508         85,592        213,131        164,873
                                               --------      ---------       --------      ---------

Operating expenses:
      Research and development                   29,310         22,906         57,822         43,173
      Sales and marketing                        43,579         35,851         84,926         69,299
      General and administrative                  9,619          7,243         18,692         14,328
      Merger-related costs                       11,400             --         11,400             --
      In-process research and development            --         39,700             --         39,700
                                               --------      ---------       --------      ---------
           Total operating expenses              93,908        105,700        172,840        166,500
                                               --------      ---------       --------      ---------

Operating income (loss)                          15,600        (20,108)        40,291         (1,627)

Other income, net                                 4,000          1,980          8,054          4,112
                                               --------      ---------       --------      ---------

Income (loss) before income taxes                19,600        (18,128)        48,345          2,485

Income tax provision (benefit)                    9,200         (6,078)        18,869          1,018
                                               --------      ---------       --------      ---------

Net income (loss)                              $ 10,400      $ (12,050)      $ 29,476      $   1,467
                                               ========      =========       ========      =========

Earnings (loss) per share                      $    .19      $    (.25)      $    .55      $     .03
                                               ========      =========       ========      =========



Weighted average common shares
      and equivalents where dilutive             53,720         48,937         53,871         50,396




                             See accompanying notes

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                           MARCH 31,
                                                                    ------------------------
                                                                      1997           1996
                                                                      ----           ----
Cash flows from operating activities:
      Net income                                                    $ 29,476       $   1,467
      Adjustments to reconcile net income to net cash
             provided by operating activities:
         Depreciation and amortization                                14,612           8,620
         Interest accretion on notes payable                             290              --
         Provision for doubtful accounts and sales returns             1,824             134
         Tax benefit associated with stock options                    18,162           4,052
         Deferred revenue                                              3,402          13,147
         Deferred taxes                                               (3,977)        (14,811)
         Disposition of assets related to the merger                   3,084              --
         In-process research and development                              --          39,700
         Gain on sale of long-term investment                         (4,000)             --
         Net change in assets and liabilities:
             Accounts receivable                                     (16,374)         (9,979)
             Prepaid expenses and other                               (7,664)           (747)
             Other assets                                             (2,969)           (350)
             Accounts payable and accrued liabilities                 (1,493)          6,344
             Income taxes payable                                     (1,974)         (2,201)
             Deferred compensation                                     1,976              --
                                                                    --------       ---------
                     Net cash provided by operating activities        34,375          45,376
                                                                    --------       ---------

Cash flows from investing activities:
      Proceeds from sale of long-term investment                       7,164              --
      Purchase of long-term investment                                (3,186)             --
      Purchases and maturities of short-term investments             (22,893)        (22,225)
      Purchases of property and equipment                            (21,330)        (20,486)
      Purchase of technology                                              --         (11,375)
      Capitalization of software development costs                      (500)           (500)
                                                                    --------       ---------
                     Net cash used in investing activities           (40,745)        (54,586)
                                                                    --------       ---------

Cash flows from financing activities:
      Principal payments on debt obligation                           (4,984)           (500)
      Proceeds from sale of common stock, net                         17,723           8,636
      Purchases of treasury stock                                     (9,489)             --
                                                                    --------       ---------
                     Net cash provided by financing activities         3,250           8,136
                                                                    --------       ---------

Effect of exchange rate changes on cash                                 (296)            (47)

Net decrease in cash and cash equivalents                             (3,416)         (1,121)
Cash and cash equivalents, beginning of period                        47,163         102,440
                                                                    --------       ---------
Cash and cash equivalents, end of period                            $ 43,747       $ 101,319
                                                                    ========       =========

Supplemental Disclosure:
       Cash paid during the period for:
            Interest                                                $    414       $      --
                                                                    ========       =========
            Income taxes                                            $  7,055       $  12,143
                                                                    ========       =========
       Non-cash transactions:
            Purchase of technology                                  $     --       $  28,500
                                                                    =========      =========

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's Annual Report to Stockholders for the year ended September 30, 1996. For financial reporting purposes, the Company reports on a 13-week quarter and a 52 or 53-week year. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end. The consolidated results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

2.    New Accounting Standard

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and for companies with complex capital structures or potentially dilutive securities, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic EPS will be higher than earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from earnings per share as presented in the accompanying consolidated financial statements.

3.    Earnings Per Share

      Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method.

4.    Business Combination

      On February 28, 1997, the Company issued approximately 10,346,000 shares of its common stock in exchange for all the outstanding shares of common stock of EPIC Design Technology, Inc. ("EPIC"), a developer of design automation tools for deep submicron design in the area of integrated circuit power, timing, and reliability analysis. In addition, options to acquire EPIC's common stock were exchanged for options to acquire approximately 1,517,000 shares of the Company's common stock. The merger was accounted for as a pooling of interests, and accordingly, the Company's condensed consolidated financial statements have been restated to include the financial position and results of EPIC for all periods presented. In February 1997, the Company announced that it had rescinded its stock repurchase program in connection with its merger with EPIC, in order to comply with pooling of interests accounting guidance provided in SEC Staff Accounting Bulletin No. 96.

      Total revenue and net income for the individual entities are as follows:

      (in thousands)                   Synopsys        EPIC         Combined
                                       --------        ----         --------

      Six months ending March 31, 1996
         Total revenue                 $164,000       $19,961      $183,961
         Net income (loss)               (2,650)        4,117         1,467

      Six months ending March 31, 1997
         Total revenue                  211,042        29,868       240,910
         Net income                      26,572         2,904        29,476

5.    Long-Term Investments

      In May 1996, the Company purchased 1,206,542 shares, approximately 9.9 percent of the outstanding shares of Cooper and Chyan Technology, Inc.
      (CCT), for $14.50 per share, pursuant to a strategic relationship between the companies. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investment has been classified as "available for sale." In October 1996, CCT and Cadence Design Systems, Inc. announced that they had reached an agreement to merge. It is currently the Company's intent to dispose of the investment over time, however, there can be no assurance that the Company will be successful in doing so. Accordingly, the investment has been classified as a long-term asset. During the second quarter of fiscal year 1997, the Company sold 95,292 shares of CCT and realized a gain of approximately $2.0 million. The net unrealized gain recorded as a separate component of stockholders' equity decreased by $4.3 million during the second quarter.

      In December 1996, the Company made an investment of $3.2 million in a company which is not publicly traded. The investment is carried at cost and is included in long-term investments.

6.    Long-Term Debt

      In February 1996, the Company and International Business Machines Corporation ("IBM") entered into a six-year Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property (the "Agreement"). In accordance with the Agreement, the Company paid IBM $11.0 million in cash and issued $30.0 million in notes, which bear interest at 3%, and are payable to IBM upon the earlier of achievement of scheduled milestones or at maturity in 2006. The notes were recorded at fair value of $28.5 million, using a discount rate commensurate with the risks involved. As of March 31, 1997, the notes had a balance of $20.3 million, of which $12.3 million is included in long-term obligations. The carrying amount of the debt, including the long-term portion, approximates the fair value.

7.    Deferred Compensation

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

                                 SYNOPSYS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in the following discussion, the words "projects," "expects," "believes," and similar expressions are intended to identify forward-looking statements. Such statements, and the Company's results, are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected or estimated.

Results of Operations

Revenue for the second quarter of fiscal 1997 increased 30% to $124.2 million from $95.5 million in the second quarter of fiscal 1996. Revenue for the first six months of fiscal 1997 increased 31% to $240.9 million from $184.0 million for the comparable period in fiscal 1996. The increase in revenue was attributable to increased worldwide licensing and sales of the Company's software and systems products and the renewal of maintenance and support contracts. Product revenue as a percentage of total revenue decreased to 64% and 65% in the second quarter and first half of fiscal 1997, respectively, from 69% in the second quarter and first half of fiscal 1996, principally due to an increase in the Company's base of installed software and the associated increase in maintenance and support, customer training, and consulting revenue.

International revenue as a percentage of total revenue decreased to 47% in the second quarter of fiscal 1997 from 50% in the second quarter of fiscal 1996. For the first six months of fiscal 1997, international revenue as a percentage of total revenue decreased to 46% from 48% for the comparable period in fiscal 1996. The decrease in fiscal 1997 was primarily due to decreased revenue in Japan as a percentage of total revenue, mostly related to a decline in the value of the yen versus the dollar.

Cost of revenue as a percentage of total revenue increased to 12% in the second quarter and first six months of fiscal 1997 from 10% in the second quarter and first half of fiscal 1996, primarily due to an increase in the cost of service revenue for training and consulting as a percentage of total revenue. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products.

Research and development expenses as a percentage of total revenue remained at 24% in the second quarter of fiscal 1997 and fiscal 1996, but increased in absolute dollars to $29.3 million from $22.9 million. Research and development expenses as a percentage of total revenue increased slightly to 24% in the first half of fiscal 1997 from 23% in the comparable period in fiscal 1996, and increased in absolute dollars to $57.8 million from $43.2 million. Increased research and development expenses were attributable to increases in personnel and personnel-related costs associated with the continued development of new products and the enhancement of existing products.

Sales and marketing expenses as a percentage of total revenue decreased to 35% in the second quarter and first six months of fiscal 1997 from 38% in the second quarter and first six months of fiscal 1996. In absolute dollars, sales and marketing expenses increased to $43.6 million in the second quarter of fiscal 1997 from $35.9 million in the second quarter of fiscal 1996. Sales and marketing expenses increased to $84.9 million in the first half of fiscal 1997 from $69.3 million in the first half of fiscal 1996. Total sales and marketing expenses increased as a result of continued expansion of the Company's worldwide sales and marketing organizations and participation in conferences, trade shows and promotional activities.

General and administrative expenses as a percentage of total revenue remained flat at 8% in the second quarter and first six months of fiscal 1997 and fiscal 1996. In absolute dollars, general and administrative expenses were $9.6 million in the second quarter of fiscal 1997, compared to $7.2 million in the second quarter of fiscal 1996. For the first half of fiscal 1997, general and administrative expenses increased to $18.7 million from $14.3 million in the first half of fiscal 1996. The increase in total expenses was due primarily to increases in personnel and operating expenses associated with the continued growth of the Company.

In the second quarter of fiscal 1997, the Company recorded a charge of $11.4 million related to the merger and integration of Synopsys and EPIC. This charge included direct transaction fees for investment bankers, attorneys, accountants, and other related costs of $4.7 million, and costs associated with integrating the operations of the two companies of $6.7 million. Included in integration charges were redundant facility costs, computer and other equipment abandonment costs, contract termination charges and other related expenses. Of the $11.4 million of merger-related costs, approximately $8.3 million related to cash expenditures while approximately $3.1 million related to noncash reductions of recorded assets. As of March 31, 1997, there was a balance of $7.6 million in accrued liabilities for expected future cash expenditures. The Company anticipates that the majority of these expenditures will be made by the end of the year. There can be no assurance that the Company will not incur additional charges associated with the merger or that management will be successful in its efforts to integrate the operations of the two companies.

In the second quarter of fiscal 1996, the Company incurred an in-process research and development charge of $39.7 million in connection with the acquisition of certain IBM technology.

The provision for income taxes as a percentage of income was 47% in the second quarter of fiscal 1997 compared to an income tax benefit of 34% of the loss before income taxes in the second quarter of fiscal 1996. The increase in the Company's tax rate in fiscal 1997 was due to nondeductible expenses for merger-related costs.

Net income of $10.4 million was recorded in the second quarter of fiscal 1997, compared to a net loss of $12.1 million in the second quarter of fiscal 1996. For the first half of fiscal 1997, net income was $29.5 million, compared to net income of $1.5 million in the first half of fiscal 1996.

The Company's book-to-bill ratio for the second quarter of fiscal 1997 was greater than one-to-one. The book-to-bill ratio measures the ratio of accepted orders to revenue.

Liquidity and Capital Resources

For the first six months of fiscal 1997, cash and short-term investments increased $19.5 million to $295.6 million. The increase in cash and short-term investments was due primarily to cash generated from operations and proceeds from the issuance of common stock, partially offset by purchases of property and equipment and repurchases of common stock.

The Company believes that the existing cash and short-term investments balance of $295.6 million and anticipated cash flow from operations will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months.

See Note 4 of Notes to Condensed Consolidated Financial Statements regarding the Company's merger with EPIC.

Factors that Could Cause Actual Results to Differ Materially from Those
Projected

Synopsys completed a merger with EPIC Design Technology, Inc. on February 28, 1997, and the two companies' operations are currently being integrated. Successful integration requires, among other things, coordination of the companies' respective product offerings, sales and marketing efforts and research and development efforts. Successful integration also requires the smooth integration of personnel with disparate business backgrounds and combining two different, although similar, corporate cultures. Achieving the anticipated benefits of the merger will depend in part upon whether the integration of the two companies' businesses is accomplished in an efficient and effective manner. The failure of management to successfully integrate the operations and cultures of the two companies could have a material adverse effect on Synopsys' business, financial condition and results of operations.

The EDA industry is highly competitive. The Company's products compete with similar products from other vendors and compete with other EDA products and services for a share of the EDA budgets of their customers. Historically, much of the Company's growth has been attributable to the strength of its synthesis products, an area in which the Company is currently the leading supplier. Opportunities for growth in market share in this area are limited and overall rates for growth appear to be declining.

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

No single EDA company currently offers its customers industry leading products for a complete design flow. As a result of the merger with EPIC, the Company offers analysis and verification tools used in the physical design portion of IC design, but the Company does not offer a full range of physical design tools, a field which is currently dominated by Cadence Design Systems, Inc. and Avant! Corporation. In addition, the Company trails Cadence in its capacity to offer design services. In May 1996, the Company entered into a strategic relationship with Cooper & Chyan Technology, Inc. (CCT) involving the acquisition of 9.9% of CCT's stock and a link between the Company's existing synthesis products and its design planning products under development and CCT's routing technology. Cadence and CCT have announced their intention to merge. The Company has sold a portion of its holdings of CCT stock and is evaluating the effect of such a merger on its overall relationship with CCT.

The Company is seeking to develop a balanced product portfolio. Among the most important new products offered by the Company are its Behavioral Compiler, Cell-Based Array, ARKOS hardware emulator, and Cyclone simulation accelerator products. These products have achieved initial customer acceptance, but the Company will only derive significant revenue from these products if they are accepted by a broad range of customers, which cannot be assured. In the second quarter of fiscal 1997, the overall market for verification products (including the Company's emulation and cycle-based simulation products) was relatively soft, as a number of companies introduced new products and customers deferred buying decisions. It is unclear whether these conditions will persist in the third quarter and beyond, but if they do the Company's sale of its emulation and simulation products could be adversely affected. In addition, there can be no assurnace that if the market improves the Company will enjoy increased sales of its emulation and cycle-based simulation products.


The Company's business has benefited from the rapid worldwide growth of the semiconductor industry. Purchases of the Company's products is largely dependent upon the commencement of new design projects by semiconductor manufacturers and users. The semiconductor industry has experienced moderate growth in 1997 and the outlook for the remainder of 1997 is uncertain. Slower growth in the semiconductor industry, and/or a reduced number of design starts, could have an adverse effect on the Company's performance.

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

In recent years, international revenue has accounted for approximately half of the Company's revenue. The Company expects that international revenue will continue to account for a significant portion of its revenues in the future. As a result, the Company's financial performance could be negatively affected by such factors as changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions. In particular, revenue from sales in Japan during the first half of fiscal 1997 was adversely affected by a decline in the value of the yen against the dollar. Continued weakness in the value of the yen could adversely affect revenue from Japan during the remainder of fiscal year 1997.

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

The Company's success is dependent on technical and other contributions of key individuals, including individuals who joined the Company in connection with the merger with EPIC. In particular, there are only a limited number of qualified EDA engineers, and the competition for such individuals is especially intense. There can be no assurance that the Company can continue to recruit and retain such key personnel.

In May 1996, the Company acquired 9.9% of the outstanding shares of CCT at a price of $14.50 per share, and in April 1997 the Company purchased 85,552 shares from CCT at a below market price of $15.00 per share. Following announcement of the Cadence-CCT merger, the Company commenced a program of selling its CCT shares (and, if the proposed merger of CCT with Cadence is consummated, its Cadence shares) in an amount per quarter sufficient to generate a profit of $2.0 million per quarter. The amount of gain that the Company will be able to realize on sales of CCT shares depends upon the price of CCT (or Cadence) stock at the time of sale, which is subject to significant fluctuation, and on the status of the companies' shares as registered shares. During the second quarter of fiscal 1997, the prices of Cadence and CCT stock declined significantly, which will require Synopsys to sell more CCT shares in the third quarter than it sold in the second quarter in order to generate a profit of $2.0 million. In addition, such decline reduced the total amount of the Company's potential profit from the sale of CCT shares as of the end of the quarter.

In May 1996, the Company's Board of Directors authorized a program to repurchase up to 2.0 million shares of Synopsys Common Stock over two years, subject to a maximum expenditure of $80.0 million. In February 1997, the Company announced that it had rescinded the stock repurchase program in connection with its merger with EPIC, in order to comply with pooling of interests accounting guidance provided in SEC Staff Accounting Bulletin No. 96. Although the Company's purchases have been insignificant as a proportion of trading in Synopsys Common Stock since May 1996, rescission of the repurchase program could have an adverse effect on the price of Synopsys Common Stock.

The Company's stock price, like that of other technology companies, is subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations, there could be an immediate and significant impact on the Company's stock price. In addition, the Company's stock price may be affected by broader market trends that may be unrelated to the Company's performance.

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

                           PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 1996 annual meeting of stockholders was held on February 28, 1997. The following directors were elected by the stockholders:

          Harvey C. Jones, Jr.
          Aart J. de Geus
          Deborah A. Coleman
          William W. Lattin
          A. Richard Newton
          Steven C. Walske

          The following additional matters were submitted to the stockholders for vote at the meeting:

          1. Approval of an amendment to the Company's 1994 Non-Employee Directors Stock Option Plan to increase the number of options to purchase shares of Common Stock granted to non-employee directors who are re-elected to the Board of Directors from 5,000 shares per year to 8,000 shares per year. Of the total shares voting on the foregoing resolution, 36,079,197 voted in favor, 1,834,495 against and 29,246 abstained.

          2. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending September 30, 1997. Of the total shares voting on the foregoing resolution, 37,990,714 voted in favor, 13,171 against and 18,040 abstained.


          The Company also held a special meeting of stockholders on February 28, 1997. The following proposal was submitted to the stockholders for vote at the meeting:

              To approve the issuance of shares of Common Stock, par value $.01 per share, of Synopsys Common Stock, pursuant to the Agreement and Plan of Merger, dated as of January 16, 1997, by and among Synopsys, EPIC Merger Co., Inc., a Delaware corporation and a wholly-owned subsidiary of Synopsys ("Sub"), and EPIC Design Technology, Inc., a California corporation, pursuant to which, among other things (a) Sub will be merged with and into EPIC, which will be the surviving corporation, and EPIC will become a wholly-owned subsidiary of Synopsys, and (b) each outstanding share of Common Stock, no par value per share, of EPIC will be converted into the right to receive 0.7485 of a share of Synopsys Common Stock. Of the total shares voting on the foregoing resolution, 31,198,684 voted in favor, 8,403 against and 2,935 abstained.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

           (a.)     Exhibits

                    10.15    1994 Non-Employee Directors Stock Option Plan

                    27       Financial Data Schedule

           (b.)     Reports on Form 8-K

                    The Company filed a report on Form 8-K on February 28, 1997 related to the completion of its merger with EPIC Design Technology, Inc.

SYNOPSYS, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 13, 1997      SYNOPSYS, INC.
                           (Registrant)


                          By: /s/ Tammy Liu
                              -----------------------------------
                              Tammy Liu
                              Acting Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)

                              INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                         DESCRIPTION
---------       ----------------------------------------------------

10.15           1994 Non-Employee Directors Stock Option Plan

27              Financial Data Schedule