Form 10-Q
period 1997-06-28
SYNOPSYS INC
filed 1997-08-11
CIK 883241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to  ______________


                         Commission file number: 0-19807


                                 SYNOPSYS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                             56-1546236
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                            700 East Middlefield Road
                             Mountain View, CA 94043
                             -----------------------
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (415) 962-5000


                                  -------------



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


As of August 1, 1997, there were approximately 52,301,000 shares of the Registrant's Common Stock outstanding.

                                 SYNOPSYS, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                         PAGE NO.
Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets-
                      June 30, 1997 and September 30, 1996                                    3

                  Condensed Consolidated Statements of Income-
                      Three months and nine months ended
                      June 30, 1997 and 1996                                                  4

                  Condensed Consolidated Statements of Cash Flows-
                      Nine months ended June 30, 1997 and 1996                                5

                  Notes to Condensed Consolidated Financial Statements                      6-8

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      9-13


PART II.    OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                               14

Signatures                                                                                   15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JUNE 30,  SEPTEMBER 30,
                                                                        1997        1996
                                                                     ---------    ---------
                                                                     (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                                       $  66,399    $  47,163
     Short-term investments                                            255,295      228,931
                                                                     ---------    ---------
         Cash and short-term investments                               321,694      276,094
                                                                     ---------    ---------

     Accounts receivable, net of allowances of $4,737 and
         $3,877, respectively                                           89,487       67,385
     Prepaid expenses, deferred taxes and other                         31,874       22,648
                                                                     ---------    ---------
         Total current assets                                          443,055      366,127
                                                                     ---------    ---------

Property and equipment, net                                             63,607       56,033
Capitalized software development costs, net of accumulated
     amortization of $3,576 and $2,805, respectively                     1,125        1,146
Long-term investments                                                   42,367       30,495
Other assets                                                            12,108        9,957
                                                                     ---------    ---------
         Total assets                                                $ 562,262    $ 463,758
                                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                        $  85,639    $  83,008
     Current portion of long-term debt                                   8,908       11,580
     Income taxes payable                                               15,501       13,629
     Deferred revenue                                                   76,957       69,770
                                                                     ---------    ---------
         Total current liabilities                                     187,005      177,987
                                                                     ---------    ---------

Long-term debt                                                          10,634       15,970
Deferred compensation                                                    2,731         --

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares outstanding                                            --           --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 52,049,000 and 50,646,000 shares
         outstanding, respectively                                         520          506
     Additional paid-in capital                                        245,842      196,693
     Retained earnings                                                 108,637       64,833
     Deferred stock compensation                                           (25)        (110)
     Cumulative translation adjustment                                    (400)        (402)
     Net unrealized gain on investment                                   7,318        8,281
                                                                     ---------    ---------
         Total stockholders' equity                                    361,892      269,801
                                                                     ---------    ---------

         Total liabilities and stockholders' equity                  $ 562,262    $ 463,758
                                                                     =========    =========

                             See accompanying notes

                                 SYNOPSYS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                           -------------------   -------------------
                                             1997       1996       1997       1996
                                           --------   --------   --------   --------
Revenue:
     Product                               $ 80,432   $ 67,872   $237,346   $194,421
     Service                                 44,568     34,559    128,564     91,971
                                           --------   --------   --------   --------
         Total revenue                      125,000    102,431    365,910    286,392
                                           --------   --------   --------   --------

Cost of revenue:
     Product                                  6,375      4,849     18,322     13,132
     Service                                  9,819      6,683     25,651     17,488
                                           --------   --------   --------   --------
         Total cost of revenue               16,194     11,532     43,973     30,620
                                           --------   --------   --------   --------

Gross margin                                108,806     90,899    321,937    255,772
                                           --------   --------   --------   --------

Operating expenses:
     Research and development                29,356     24,757     87,178     67,930
     Sales and marketing                     44,686     37,285    129,612    106,584
     General and administrative               8,264      7,859     26,956     22,187
     Merger-related costs                      --         --       11,400       --
     In-process research and development       --         --         --       39,700
                                           --------   --------   --------   --------
         Total operating expenses            82,306     69,901    255,146    236,401
                                           --------   --------   --------   --------

Operating income                             26,500     20,998     66,791     19,371

Other income, net                             4,100      1,970     12,154      6,082
                                           --------   --------   --------   --------

Income before income taxes                   30,600     22,968     78,945     25,453

Income tax provision                         10,400      7,922     29,269      8,940
                                           --------   --------   --------   --------

Net income                                 $ 20,200   $ 15,046   $ 49,676   $ 16,513
                                           ========   ========   ========   ========

Earnings per share                         $    .38   $    .28   $    .92   $    .32
                                           ========   ========   ========   ========



Weighted average common shares
     and equivalents where dilutive          53,763     52,923     53,835     51,238




                             See accompanying notes

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                     JUNE 30,
                                                                 1997         1996
                                                              ---------    ---------
Cash flows from operating activities:
     Net income                                               $  49,676    $  16,513
     Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation and amortization                            22,134       14,411
        Interest accretion on notes payable                         414          304
        Provision for doubtful accounts and sales returns           860         (320)
        Tax benefit associated with stock options                22,262        5,883
        Deferred revenue                                          7,187       16,061
        Deferred taxes                                           (5,540)     (14,103)
        Disposition of assets related to the merger               3,084         --
        In-process research and development                        --         39,700
        Gain on sale of long-term investment                     (6,000)        --
        Net change in assets and liabilities:
           Accounts receivable                                  (22,962)      (5,679)
           Prepaid expenses and other                            (9,674)      (3,385)
           Other assets                                          (2,651)      (1,762)
           Accounts payable and accrued liabilities              (1,456)      10,982
           Income taxes payable                                   1,872          697
           Deferred compensation                                  2,731         --
                                                              ---------    ---------
                  Net cash provided by operating activities      61,937       79,302
                                                              ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of long-term investment                  11,112         --
     Proceeds from sale of business unit                          3,000         --
     Purchases of long-term investments                          (9,019)     (17,500)
     Purchases and maturities of short-term investments         (26,344)     (99,723)
     Purchases of property and equipment                        (33,310)     (30,803)
     Purchase of technology                                        --        (11,500)
     Capitalization of software development costs                  (750)        (750)
                                                              ---------    ---------
                  Net cash used in investing activities         (55,311)    (160,276)
                                                              ---------    ---------

Cash flows from financing activities:
     Principal payments on debt obligation                       (8,422)      (2,990)
     Proceeds from sale of common stock, net                     30,519       23,889
     Purchases of treasury stock                                 (9,489)      (6,555)
                                                              ---------    ---------
                  Net cash provided by financing activities      12,608       14,344
                                                              ---------    ---------

Effect of exchange rate changes on cash                               2         (103)

Net increase (decrease) in cash and cash equivalents             19,236      (66,733)
Cash and cash equivalents, beginning of period                   47,163      102,440
                                                              ---------    ---------
Cash and cash equivalents, end of period                      $  66,399    $  35,707
                                                              =========    =========

Supplemental Disclosure:
      Cash paid during the period for:
          Interest                                            $     600    $     509
                                                              =========    =========
          Income taxes                                        $  12,892    $  13,226
                                                              =========    =========
      Non-cash transactions:
          Purchase of technology                              $    --      $  28,500
                                                              =========    =========

                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's Annual Report to Stockholders for the year ended September 30, 1996. For financial reporting purposes, the Company reports on a 13-week quarter and a 52 or 53-week year. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end. The consolidated results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

2.   New Accounting Standards

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

     The Financial Accounting Standards Board has also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These new accounting standards are for disclosure purposes and the Company is analyzing the impact of these standards for future reporting.

3.   Earnings Per Share

     Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method.

4.   Business Combination

     In February 1997, the Company issued approximately 10,346,000 shares of its common stock in exchange for all the outstanding shares of common stock of EPIC Design Technology, Inc. ("EPIC"), a developer of design automation tools for deep submicron design in the area of integrated circuit power, timing, and reliability analysis. In addition, options to acquire EPIC's common stock were exchanged for options to acquire approximately 1,517,000 shares of the Company's common stock. The merger was accounted for as a pooling of interests, and accordingly, the Company's condensed consolidated financial statements have been restated to include the financial position and results of EPIC for all periods presented. In February 1997, the Company announced that it had rescinded its stock repurchase program in connection with its merger with EPIC, in order to comply with pooling of interests accounting guidance provided in SEC Staff Accounting Bulletin No. 96.

     Total revenue and net income for the individual entities are as follows:

     (in thousands)                      Synopsys       EPIC      Combined
                                         --------       ----      --------
     Six months ending March 31, 1996
             Total revenue              $ 164,000    $  19,961   $ 183,961
             Net income (loss)             (2,650)       4,117       1,467

     Six months ending March 31, 1997
             Total revenue                211,042       29,868     240,910
             Net income                    26,572        2,904      29,476


5.   Sale of Business Unit

     In June 1997, the Company sold its hardware emulation business to Quickturn Design Systems, Inc. Under the terms of the agreement, the Company provided Quickturn with the technology required to create a register-transfer level front-end for its current and future design verification products and the Synopsys ARKOS(TM) emulation technology in exchange for $3.0 million in cash, $2.0 million in escrow at the end of June, and $9.5 million in Quickturn warrants and common stock. There was no gain or loss recorded as a result of this transaction. The two companies will provide a support and transition plan for existing Synopsys customers using the ARKOS product. The Company did not recognize any revenue from the sale of ARKOS products during the third quarter of fiscal 1997.

6.   Long-Term Investments

     In May 1996, the Company purchased 1,207,000 shares, approximately 9.9 percent of the outstanding shares of Cooper and Chyan Technology, Inc.
     (CCT), for $14.50 per share, pursuant to a strategic relationship between the companies. In April 1997, the Company purchased an additional 86,000 shares for $15.00 per share. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investment has been classified as "available for sale." In May 1997, CCT and Cadence Design Systems, Inc. consummated a merger, whereby each share of CCT was converted to 0.85 shares of Cadence stock. It is currently the Company's intent to dispose of the investment over time, however, there can be no assurance that the Company will be successful in doing so. Accordingly, the investment has been classified as a long-term asset. During the third quarter of fiscal year 1997, the Company sold 114,000 shares of Cadence and realized a gain of approximately $2.0 million.

     See Note 5 above regarding the investment in Quickturn Design Systems. The securities are classified as "available for sale" in accordance with SFAS No. 115 and are included in long-term investments.

     In the first quarter of fiscal 1997, the Company made an investment of $3.2 million in a privately-held company. Additionally, during the third quarter of fiscal 1997, the Company made investments of $4.0 million and $0.6 million in two privately-held companies. All of these investments in privately-held companies are carried at cost and are included in long-term investments.

     The total unrealized gain on available-for-sale securities, recorded as a separate component of stockholders' equity, decreased by $0.7 million, net of tax, during the third quarter of fiscal 1997.

7.   Long-Term Debt

     In February 1996, the Company and International Business Machines Corporation ("IBM") entered into a six-year Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property (the "Agreement"). In accordance with the Agreement, the Company paid IBM $11.0 million in cash and issued $30.0 million in notes, which bear interest at 3%, and are payable to IBM upon the earlier of achievement of scheduled milestones or at maturity in 2006. The notes were recorded at fair value of $28.5 million, using a discount rate commensurate with the risks involved. As of June 30, 1997, the notes had a balance of $18.4 million, of which $10.6 million is included in long-term obligations. The carrying amount of the debt, including the long-term portion, approximates the fair value.

8.   Deferred Compensation

     The Company has established the Synopsys Deferred Compensation Plan that allows certain eligible employees to defer a portion of their compensation. The deferred compensation and accumulated earnings are accrued but unfunded. Such deferred compensation amounts to $2.7 million and is included in long-term liabilities.

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

Results of Operations

Revenue for the third quarter of fiscal 1997 increased 22% to $125.0 million from $102.4 million in the third quarter of fiscal 1996. Revenue for the first nine months of fiscal 1997 increased 28% to $365.9 million from $286.4 million for the comparable period in fiscal 1996. The increase in revenue was attributable to increased worldwide licensing and sales of the Company's software products, the renewal of maintenance and support contracts, and increased consulting services. Product revenue as a percentage of total revenue decreased to 64% and 65% in the third quarter and first nine months of 1997, respectively, from 66% and 68% in the third quarter and first nine months of fiscal 1996, principally due to an increase in the Company's base of installed software and the associated increase in maintenance and support, customer training, and consulting revenue.

International revenue as a percentage of total revenue decreased to 45% in the third quarter of fiscal 1997 from 51% in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, international revenue as a percentage of total revenue decreased to 45% from 49% for the comparable period in fiscal 1996. The decrease in fiscal 1997 as a percentage of total revenue was primarily due to decreased revenue in Japan, mostly attributable to a decline in the value of the yen versus the dollar, and Europe.

In June 1997, the Company sold its hardware emulation business to Quickturn Design Systems, Inc. Under the terms of the agreement, the Company provided Quickturn with the technology required to create a register-transfer level front-end for its current and future design verification products and the Synopsys ARKOS emulation technology in exchange for $3.0 million in cash, $2.0 million in escrow at the end of June, and $9.5 million in Quickturn warrants and common stock. There was no gain or loss recorded as a result of this transaction. The two companies will provide a support and transition plan for existing Synopsys customers using the ARKOS product. The Company did not recognize any revenue from the sale of ARKOS products during the third quarter of fiscal 1997.

Cost of revenue as a percentage of total revenue increased to 13% in the third quarter of fiscal 1997 from 11% in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, cost of revenue increased to 12% from 11% for the comparable period in fiscal 1996, primarily due to an increase in the cost of service revenue for training and consulting as a percentage of total revenue. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products.

Research and development expenses as a percentage of total revenue decreased to 23% in the third quarter of fiscal 1997 from 24% in the third quarter of fiscal 1996, but increased in absolute dollars to $29.4 million from $24.8 million. Research and development expenses as a percentage of total revenue were 24% in the first nine months of both fiscal 1997 and fiscal 1996, and increased in absolute dollars to $87.2 million from $67.9 million. Increased research and development expenses were attributable to increases in personnel and personnel-related costs associated with the continued development of new products and the enhancement of existing products.

Sales and marketing expenses as a percentage of total revenue remained at 36% in the third quarter of fiscal 1997 and fiscal 1996, but increased in absolute dollars to $44.7 million from $37.3 million. For the first nine months of fiscal 1997, sales and marketing expenses as a percentage of revenue decreased to 35%, from 37% in the comparable period in fiscal 1996. In absolute dollars, sales and marketing expenses in the first nine months of fiscal 1997 increased to $129.6 million from $106.6 million in the first nine months of fiscal 1996. Total sales and marketing expenses increased as a result of continued expansion of the Company's worldwide sales and marketing organizations and participation in conferences, trade shows and promotional activities.

General and administrative expenses as a percentage of total revenue decreased to 7% in the third quarter and first nine months of fiscal 1997 from 8% in the third quarter and first nine months of fiscal 1996. In absolute dollars, general and administrative expenses were $8.3 million in the third quarter of fiscal 1997, compared to $7.9 million in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, general and administrative expenses increased to $27.0 million from $22.2 million in the first nine months of fiscal 1996. The increase in total expenses was due primarily to increases in personnel and operating expenses associated with the continued growth of the Company.

In the second quarter of fiscal 1997, the Company recorded a charge of $11.4 million related to the merger and integration of Synopsys and EPIC. This charge included direct transaction fees for investment bankers, attorneys, accountants, and other related costs of $4.7 million, and costs associated with integrating the operations of the two companies of $6.7 million. Included in integration charges were redundant facility costs, computer and other equipment abandonment costs, contract termination charges and other related expenses. Of the $11.4 million of merger-related costs, approximately $8.3 million related to cash expenditures while approximately $3.1 million related to noncash reductions of recorded assets. As of June 30, 1997, there was a balance of $1.8 million in accrued liabilities for expected future cash expenditures. The Company anticipates that the majority of these expenditures will be made by the end of the year. There can be no assurance that the Company will not incur additional charges associated with the merger or that management will be successful in its efforts to integrate the operations of the two companies.

The provision for income taxes as a percentage of income was 34% in the third quarter of both fiscal 1997 and 1996. For the first nine months of fiscal 1997, the provision for income taxes as a percentage of income was 37%, compared to 35% for the comparable period in fiscal 1996. The increase in the Company's tax rate in fiscal 1997 was due to nondeductible expenses for merger-related costs incurred in the second quarter of fiscal 1997.

Net income of $20.2 million was recorded in the third quarter of fiscal 1997, compared to $15.0 million in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, net income was $49.7 million, compared to net income of $16.5 million in the first nine months of fiscal 1996.

The Company's book-to-bill ratio for the third quarter of fiscal 1997 was greater than one-to-one. The book-to-bill ratio measures the ratio of accepted orders to revenue.

Liquidity and Capital Resources

For the first nine months of fiscal 1997, cash and short-term investments increased $45.6 million to $321.7 million. The increase in cash and short-term investments was due primarily to cash generated from operations, proceeds from the issuance of common stock, proceeds from the sale of the Arkos business to Quickturn, and proceeds from the sale of long-term investments, partially offset by purchases of property and equipment, repurchases of common stock, and payments on debt obligations.

The Company believes that the existing cash and short-term investments balance of $321.7 million and anticipated cash flow from operations will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months.


Factors that Could Cause Actual Results to Differ Materially from Those
Projected

Synopsys completed a merger with EPIC Design Technology, Inc. in February 1997, and the two companies' operations have been integrated. Successful integration requires, among other things, coordination of the companies' respective product offerings, sales and marketing efforts, and research and development efforts. Successful integration also requires the smooth integration of personnel with disparate business backgrounds and combining two different, although similar, corporate cultures. The failure of management to successfully manage the operations of the two companies as integrated could have a material adverse effect on Synopsys' business, financial condition and results of operations.

The EDA industry is highly competitive. The Company's products compete with similar products from other vendors and compete with other EDA products and services for a share of the EDA budgets of their customers. Historically, much of the Company's growth has been attributable to the strength of its synthesis products, an area in which the Company is currently the leading supplier. Opportunities for growth in market share in this area are limited and overall rates of growth appear to be declining.

Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Advances in semiconductor technology are expected to create a need for tighter integration between logic design and physical design, and companies will increasingly compete over "design flows" involving a broad range of products and services rather than individual design tools. No single EDA company currently offers its customers industry leading products for a complete design flow. The Company does not offer a full range of physical design tools, a field which is currently dominated by Cadence Design Systems, Inc. (Cadence) and Avant! Corporation. In addition, the Company trails Cadence in its capacity to offer design services.

In May 1996, the Company entered into a strategic relationship with Cooper & Chyan Technology, Inc. (CCT) involving the acquisition of 9.9% of CCT's stock and a link between the Company's existing synthesis products and its design planning products under development and CCT's routing technology. CCT merged with Cadence, one of the Company's principal competitors, in May 1997. Cadence has informed the Company that it does not intend to comply with certain of CCT's obligations under Synopsys' agreements with CCT. The Company and Cadence are currently discussing the basis on which the two companies might continue to cooperate on linking Synopsys' synthesis/floorplanning tools with Cadence's routing technology.

The Company is seeking to add new products to its portfolio. Among the most important new products offered by the Company are its Behavioral Compiler, Cell-Based Array, PrimeTime timing estimator and Cyclone simulation accelerator products. These products have achieved initial customer acceptance, but the Company will only derive significant revenue from these products if they are accepted by a broad range of customers. The development of new products involves significant risks and uncertainties and success cannot be assumed. In June 1997, the Company sold its hardware emulation business to Quickturn Design Systems, Inc. The Company's hardware emulation product, the ARKOS emulator, was based on technology acquired by the Company in June 1995 and was introduced in fiscal year 1996.

The decision to sell the business was a response to soft demand in the overall emulation market and uncertainties over the long-term competitiveness of the ARKOS technology. There can be no assurance that the Company's other new products will be competitive or gain customer acceptance.

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

The Company attempts to manage its business to achieve quarter-to-quarter revenue and earnings growth. The ability to manage such growth is affected by a number of factors, including customer product demand, product license terms, the size of the Company's backlog, and decisions regarding the timing of revenue recognition. In recent years, the management of revenue and earnings growth has become more difficult as a result of a number of factors. The Company's orders have become more seasonal, with higher volumes in the second and fourth quarters of the Company's fiscal year, and the average order size has also increased. The Company increasingly receives a disproportionate volume of orders in the last month of the quarter. This trend has grown more pronounced in recent quarters. In addition, an increasing amount of the Company's orders involve products and services which yield revenue over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale, including time-based product licenses, consulting services, development contracts, and royalties. Because of these trends, the Company's ability to convert orders, particularly those received late in a quarter, or backlog to revenue in any quarter is less certain than it historically has been, and it is therefore possible for the Company to fall short in its revenue and/or earnings plan for a given quarter even while orders and backlog remain on plan. Ultimately, long-term revenue and earnings growth is dependent upon the successful development and sale of the Company's products and services over a sustained period of time.

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

In recent years, international revenue has accounted for approximately half of the Company's revenue. The Company expects that international revenue will continue to account for a significant portion of its revenues in the future. As a result, the Company's financial performance could be negatively affected by such factors as changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions. In particular, revenue from sales in Japan during the first three quarters of fiscal 1997 was adversely affected by the weakness of the yen against the dollar. Continued weakness of the yen could adversely affect revenue from Japan during the fourth quarter of fiscal year 1997 and into fiscal year 1998.

In February 1996, the Company entered into a six-year joint development and license agreement with IBM, pursuant to which the Company and IBM will jointly develop certain new products that the Company believes are important to the long-term growth of its business. The first joint product resulting from the alliance, PrimeTime, was introduced in June 1997. The Company has not previously entered into a joint development agreement of this scope. Joint development of products is subject to risks and uncertainties over and above those affecting internal development, and there can be no assurance that the Company's joint development efforts will be successful.

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

As of the end of the third quarter of fiscal 1997, the Company held 799,000 shares of Cadence common stock, which were acquired as a result of the Company's investments in CCT in May 1996 and April 1997 and CCT's subsequent merger with Cadence. The average basis of these shares is $17.11 per share. Following announcement of the Cadence-CCT merger, the Company commenced a program of selling its CCT (now Cadence) shares in an amount per quarter sufficient to generate a profit of $2.0 million per quarter. The number of Cadence shares the Company is required to sell in order to generate a profit of $2.0 million in any fiscal quarter, the number of quarters that the Company will be able to generate such profits, and the total gain that the Company may be able to realize on sales of its Cadence shares depends upon the price of Cadence stock at the time of sale, which is subject to significant fluctuation.

In May 1996, the Company's Board of Directors authorized a program to repurchase up to 2.0 million shares of Synopsys Common Stock over two years, subject to a maximum expenditure of $80.0 million. In February 1997, the Company announced that it had rescinded the stock repurchase program in connection with its merger with EPIC, in order to comply with pooling of interests accounting guidance provided in SEC Staff Accounting Bulletin No. 96. Although the Company's purchases have been insignificant relative to the volume of trading in Synopsys Common Stock since May 1996, rescission of the repurchase program could have an adverse effect on the price of Synopsys Common Stock.

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

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     Exhibits

                  27         Financial Data Schedule

         (b.)     Reports on Form 8-K

                  None

SYNOPSYS, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 12, 1997                SYNOPSYS, INC.
                                       (Registrant)


                                       By: /s/  David M. Sugishita
                                          -------------------------------
                                          David M. Sugishita
                                          Sr. Vice President
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

EXHIBIT #           DESCRIPTION
---------           -----------
  27                Financial Data Schedule