Form 10-K405
period 1997-09-30
SYNOPSYS INC
filed 1997-12-03
CIK 883241

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 0-45138

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 962-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     None                                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of November 21, 1997, was approximately $2,162,624,000.

     On November 21, 1997, approximately 53,224,000 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's 1997 Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated by reference into Parts I, II and IV hereof.

     (2) Portions of the registrant's Notice of Annual Meeting and Proxy Statement for the registrant's annual meeting of stockholders to be held on February 27, 1998 are incorporated by reference into Part III hereof.
================================================================================

     Except for the historical information presented, the matters discussed in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange of 1934. The Company's actual results could differ materially from those projected in the forward looking statements as a result of risk factors that include, but are not limited to, those discussed under the caption "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders, which is incorporated by reference in this Form 10-K and is included in Exhibit 13.1 hereto, as well as factors discussed elsewhere in this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Synopsys, Inc. (hereinafter sometimes referred to as the "Company") was incorporated in Delaware in May 1987 to develop, market, and support electronic design automation ("EDA") products for designers of integrated circuits ("ICs") and electronic systems. The Company offers a range of design tools, verification tools and systems, design reuse products and physical design tools that significantly improve designers' productivity by offering improved time to market, reduced development and manufacturing costs, and enhanced design quality of results when compared to earlier generations of EDA products. The Company also provides training, support and consulting services for its customers.

     The foundation of the Company's design methodology is logic synthesis. Logic synthesis allows designers to use a high-level language to describe a chip, then automatically convert and optimize this high-level description into a gate-level format that can be manufactured by a semiconductor company. The Company's design tools also include test and timing analysis products.

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

     The Company's design reuse products are intended to reduce design time by permitting the straight-forward reuse of previously-proven circuit "blocks." The Company believes design reuse will be a key to increased productivity of IC designers as the density and complexity of ICs increase. The Company's design reuse products include its DesignWare(R) library of synthesizable standard parts and its proprietary Cell-Based Array ("CBA") IC architecture, libraries and compilers, which are licensed to semiconductor manufacturers.

     The Company's physical design tools include a family of software tools that assist designers in addressing at the transistor level the timing, power and reliability requirements of an IC. As semiconductor technology advances and IC complexity increases, transistor-level verification is becoming an increasingly important phase of the IC design process.

     The Company markets its products on a worldwide basis and offers comprehensive customer service, education, consulting, and support as integral components of its product offerings. Products primarily are marketed through its direct sales force. The Company has licensed its products to many of the world's leading semiconductor, computer, communications and electronics companies.

INDUSTRY BACKGROUND

     EDA products have played a critical role in accelerating the dramatic advances in the electronics industry over the past two decades.

     For the past 26 years, IC complexity (as measured by the number of transistors on a chip) has increased by a factor of 10 every six years -- a formula known in the semiconductor industry as Moore's Law (for the founder of Intel Corporation). The need for EDA resulted from this increasing complexity, as well as increased complexity of the electronic systems in which ICs are used and the scarcity of skilled IC design engineers. Increased IC complexity lengthened the product design and development cycles while, at the same time, competition shortened product life cycles. The objectives of EDA are to (a) reduce time to market, (b) reduce the costs associated with product design and development, (c) improve the performance and density of complex IC designs, and
(d) improve the predictability of IC manufacture and testing.

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

     The first generation of EDA, computer-aided design ("CAD"), automated the layout process using dedicated mainframe or high-powered minicomputer systems, allowing circuit designers to create ICs of several thousand logic gates. In the late 1970s and early 1980s, computer-aided engineering ("CAE") emerged as the second generation of EDA, with electronic design capture at the logic gate-level instead of the layout or device level. By the mid-1980s, most IC design was accomplished using workstation-based CAE tools for schematic capture, gate-level simulation, and automated placement and routing. In the late 1980s, as semiconductor process technology advanced, it became possible to manufacture ICs with hundreds of thousands of gates. Consequently, a new generation of EDA tools was required that let designers work at even higher levels of abstraction.

     Logic synthesis provided the means for working at a functional level rather than gate level, and thereby became the focal point of the third generation of IC design. Using hardware description languages ("HDLs") that permit the expression of design ideas and functionality at a level independent of silicon implementation, logic synthesis employs advanced computational algorithms for Boolean logic manipulation and optimization, timing analysis, and technology mapping.

     Logic synthesis offers significant reductions in circuit area and improvements in critical path timing compared to results achieved by designers using traditional CAE tools. In addition, logic synthesis supports technology independent design, giving designers a wide array of options in choosing semiconductor suppliers. Due to the automated nature of the synthesis process, logic synthesis also allows designers to efficiently explore architectural alternatives by merely changing the high-level description or reusing high-level descriptions from one design to another. Synthesis also can be used to migrate designs from one technology to another (e.g., CMOS 0.5-micron to CMOS 0.25-micron technology) or retarget from one implementation approach to another (e.g., FPGA to ASIC (application specific IC)).

     Semiconductor process technology has continued to advance into the 1990s. Chip complexity and density have continued to increase accordingly. Functions that historically have been implemented in separate ICs and integrated on a printed circuit board are increasingly being implemented and integrated on a single chip, a so-called "system-on-a-chip." At the same time, the competitive pressures faced by computer, telecommunications, electronics, automotive and appliance companies and other designers and consumers of ICs have made design productivity and time-to-market even more critical factors in selecting IC design methods and tools.

STRATEGY

     The Company's strategy is to lead the evolution of electronic design by providing methodologies, products and services that maximize the productivity of its customers. In order to execute this strategy, the Company seeks to develop a balanced portfolio of design tools that continue to raise the level of abstraction at which IC developers work and perform superior optimization of IC design for speed, size and power, provide superior tools to assist in the verification of IC designs early in the design cycle, enable the large-scale reuse of intellectual property, including system-on-a-chip ICs, assist in meeting the design challenges created by deep submicron and nanometer technology and provide high quality support, education and consulting services that meet the needs of its customers.

PRODUCT GROUPS AND PRODUCTS

  Design Tools Group

     The Company's design tools consist principally of its core logic synthesis product, Design Compiler(TM), and a suite of high-level design and verification products. Logic synthesis automates the creation of IC logic from a high-level circuit description, thereby reducing design time, and permits IC designers to optimize design for size, speed and power consumption and to explore architectural tradeoffs early in the design process, thereby improving quality of results. Verification is the process of ensuring that an IC meets the functional specifications and timing requirements of its design, and that it will work with the other components of a system, before it is manufactured. As IC complexity grows, the importance of verification to the chip design process also grows. Without adequate verification tools, verification can be a serious bottleneck in the design process.

     Design Compiler is the market-leading logic synthesis tool and is currently used by a broad range of companies engaged in the design of ICs and field programmable gate arrays ("FPGAs") to optimize their designs for performance and chip area. Design Compiler was introduced in 1988 and has been updated regularly since then. In fiscal year 1997 the Company released Synopsys 97(TM), a significant upgrade to the Design Complier product family. Synopsys 97 includes over 100 performance enhancements initiated by requests from the Company's customers, plus a new capability for handling engineering change orders late in the design process.

     Synopsys' Behavioral Compiler(TM), which runs "on top" of Design Compiler, permits designers to create complex circuits in a high-level shorthand and then helps them explore design tradeoffs and pick the best architecture, thereby permitting them to work at a higher level of abstraction than does Design Compiler. Behavioral Compiler was introduced in 1994 and was embraced by only a handful of early adopters. It has gained market acceptance as designers have gradually begun to explore the benefits of behavioral synthesis. Users of Behavioral Compiler have reported significant reductions in architecture design time (an important component of overall design time), while achieving improvements in performance and area.

     In fiscal year 1997, the Company introduced PrimeTime(TM), a full-chip static timing analysis tool that provides customers with essential design verification capabilities. PrimeTime ensures that as a design advances from synthesis (high-level design) to transistor-level implementation, all timing-critical paths can be clearly understood and verified. The ability to coherently track timing progress throughout a design is critical to meeting project goals. PrimeTime has been very well received by initial users and has been adopted by several ASIC vendors for static timing sign-off.

     Power Compiler(TM), introduced in fiscal year 1996 to address customers' concerns regarding IC power consumption, continued to gain market acceptance in fiscal year 1997 and has become the market-leading power optimization synthesis tool. Power Compiler permits IC designers to optimize their designs for power consumption, which is especially important in the design of portable, battery-powered devices such as laptop computers and cellular telephones.

     During fiscal year 1997 the Company continued to expand the distribution channel for its FPGA Express(TM) product. FPGA Express, introduced in fiscal year 1996, is Synopsys' logic synthesis tool for high-density FPGAs and complex programmable logic devices ("CPLDs") and is the Company's first product to run on the Windows 95 and Windows NT operating systems, reflecting the fact that personal computers are the predominant platform for FPGA and CPLD designs.

     The Company's other design tools are integrated with Design Compiler to offer a comprehensive design environment. RTL Analyzer lets IC designers analyze and improve their source code before synthesis and simulation runs. The Company's test synthesis software permits designers to generate high-quality test patterns and moves IC design testing from the final stages of the design process to the high-level design process, thus permitting earlier detection of design defects. The Company's floor-planning management product acts as a high-level link to the layout process by taking physical design data into consideration during synthesis.

     Synopsys' COSSAP(R) product is a second-generation digital signal processing ("DSP") design system targeted at designers of digital communications devices such as cellular telephones. COSSAP can simulate large, complex, high-level systems that would be hard to model with standard cycle-based or event-driven simulators, and includes a library of DSP building blocks.

     The Company's high-level verification products include Cyclone, introduced in September 1996, and VHDL System Simulator ("VSS"). Cyclone is "cycle-based" simulation software, which permits IC designers to simulate their designs using high-level algorithms at the register-transfer level, which is faster and requires less memory than current tools. VSS is used at various stages in the high-level design process to simulate a system or subsystem to simulate the performance of an IC within a system. VSS and Cyclone are both tightly linked to the Company's synthesis products.

     In order to address the challenges posed by increasing IC complexity and advances in IC technology, in fiscal year 1996 Synopsys and IBM formed an alliance to jointly develop products in the areas of design planning, timing, test and synthesis, and the Company acquired a license to use certain IBM technology. PrimeTime, Synopsys' recently introduced timing analysis software, is the first product to be developed under the IBM relationship. In addition, the Company was selected by SEMATECH, a consortium of the leading U.S. semiconductor manufacturers, as the prime contractor on a $6 million contract to deliver next generation tools for designing complex ICs at 0.25-micron and below. Work on the SEMATECH project continued in fiscal year 1997.

  Logic Modeling Group

     Since the Company's February 1994 merger with Logic Modeling Corporation, the Company has offered a full range of hardware and software modeling solutions. Synopsys' ModelSource(TM) 3000 series is a family of hardware modeling systems for ASIC and board level design which provide a flexible means for designers to model complex devices. ModelSource 3000 systems use the actual integrated circuit to model its own behavior. Synopsys' SmartModel(R) Libraries offer models for more than 13,000 commercially available ICs, including a wide range of microprocessors, controllers, DSPs, FPGAs, CPLDs, peripherals, memories and standard logic. The Company's bus interface models are used to verify that designs comply with established industry standards. Models are available for most popular standards. In addition, the Company offers modeling technologies to allow designers to create models of both standard and proprietary devices. These models support all major EDA simulation environments and a wide range of EDA platforms, giving designers access to a broad range of models to assist them with verification of their designs.

     Success in the modeling business depends, in part, upon making available a wide range of models and model types. The Company continues to focus its modeling development efforts on enhancing its ability to quickly and efficiently produce and distribute new models to meet rising verification needs. The Company seeks to maintain close relationships with leading semiconductor vendors to ensure model accuracy and the earliest possible availability. The Company believes that future design verification methodologies, including those for system-on-a-chip, will require the availability of accurate, high performance models of complex components and intellectual property blocks.

  Design Architects Group

     As the number of logic gates on ICs continues to grow, and as ICs themselves become capable of hosting entire systems rather than single functions, the reuse of proven design modules will become increasingly important to IC designers. Synopsys' Design Architects group offers products that enable reuse of designs and integration of complex blocks on a single piece of silicon, known as the system-on-a-chip. Design Architects group contains two business units, Silicon Architects and Design Reuse.

  Silicon Architects

     Since the Company's acquisition of Silicon Architects in May 1995, it has offered a proprietary IC architecture, known as Cell-Based Array ("CBA"), compilers for high-level memories and data path elements and other tools. The CBA architecture offers semiconductor vendors the customization advantages of gate array architecture with the density, performance and power advantages of standard cell design. The CBA Macrocell Libraries consists of optimized libraries of low level elements in an IC. Macrocell and datapath compilers generate optimized general purpose functions for an IC and permit optimization for size, performance and power consumption. Tools are also available to facilitate porting of complex IC blocks from one process technology to another and to embed functional blocks into complex system-on-a-chip designs.

     The Company licenses CBA technology and tools to ASIC manufacturers and adapts the libraries for use in the manufacturer's particular production process. The CBA libraries are then used in lieu of the manufacturer's proprietary library. Replacing vendor-specific libraries with optimized CBA libraries can provide cost benefits to ASIC vendors by reducing the silicon area required for a given design and can provide improved performance and power consumption levels compared to other IC architectures. The CBA architecture also offers the Company's customers a link between synthesis-based high-level design and the physical implementation of designs. The Company has entered into CBA license agreements with many of the world's leading ASIC vendors. In addition to licensing semiconductor manufacturers, the Company also licenses a CBA design system to independent design houses and end users in order to facilitate and increase the number of designs that target the CBA technology.

     In June 1997 the Company entered into an agreement with Mentor pursuant to which the two companies will work together on developing an industry-standard methodology for the development of reusable IC cores. Under the agreement, the companies will produce a reuse methodology manual which is based on Synopsys synthesis tools for the creation of such blocks and targets CBA as the IC technology of choice. In addition, Mentor Graphics' Inventra business unit will prove its soft cores in CBA and make such CBA-proven soft cores available to its customers.

  Design Reuse

     The Design Reuse Group offers a wide range of reusable design modules, tools for creating reusable design blocks and design reuse consulting services.

     Synopsys' DesignWare products provide IC designers with libraries of pre-designed and pre-verified off-the-shelf design modules to incorporate into their own designs. DesignWare libraries include commonly used functions ranging from simple modules, such as multipliers, to more complex functions. DesignWare libraries are flexible, ready-to-use digital components that are technology-independent, parameterizable and synthesizable (i.e., usable by Synopsys' design tools in optimizing a design). By providing these building blocks and making them synthesizable, DesignWare helps reduce the overall design time for complex ICs. The reuse of these building blocks represents a significant shift from traditional IC design, in which designs have been intimately tied to a particular process technology or design methodology and not easily transferred from one chip design to the next. By the end of fiscal year 1997, over 100 design modules were available in

DesignWare libraries. The Company intends to make more modules available and to increase the size and functions of the available modules.

     In addition to the DesignWare libraries of basic functions, the Company offers DesignWare Macrocells -- complex, reusable, ready-to-use digital components that are technology-independent, parameterizable and synthesizable. These include functions like the 8051 microcontroller and PCI 2.1 bus interface blocks. Like the DesignWare libraries, these macrocells are tightly coupled to Synopsys' high-level design environment.

     DesignWare Developer(TM) helps customers develop their own DesignWare components from which they can build an inventory of design knowledge that can be leveraged across multiple development teams or in subsequent design cycles.

  EPIC Technology Group

     As ICs themselves are becoming more powerful and more complex, the size of the transistors and wires contained on those ICs is getting smaller. At the "deep submicron" scale (i.e., wire widths of 0.25 micron and below), the electrical characteristics of an IC begin to change, which imposes new challenges on IC designers and increases the importance of analysis and verification tools that operate at the transistor level of the IC design process. Since Synopsys' February 1997 merger with EPIC, the Company has offered its customers a family of characterization, simulation, analysis, extraction and physical verification software tools and services to assist in meeting these design challenges. Together the products permit designers to address at the transistor level the timing, power and reliability requirements of an IC. EPIC release 5.1, which began shipping in August 1997, includes improvements in accuracy, capacity and runtime: three critical areas to customers engaged in high-density transistor-level design. The EPIC Technology Group's principal products include:

          TimeMill is a transistor-level simulator and dynamic timing analyzer. Used interactively in the prelayout phase, TimeMill helps designers optimize the performance of transistor level blocks, memories and datapaths. TimeMill allows the designer to quickly explore changes in voltage levels, temperature or process parameters to improve design quality. After layout, TimeMill detects problems such as charge sharing and race conditions which are more prevalent in advanced silicon IC design.

          PowerMill(TM) simulates block and full chip current and power behavior, providing fast and accurate current and power analysis and power diagnostics. PowerMill offers static and dynamic diagnostics to identify design flaws that cause unnecessary power consumption. After layout, PowerMill helps designers confirm that power consumption is acceptable before committing the design to silicon.

          The Analog Circuit Engine ("ACE"), introduced in fiscal 1997, is an analog simulation option available for TimeMill and PowerMill tools (versions 5.0 and later). When used with TimeMill or PowerMill, ACE provides a mixed A/D circuit simulation solution for IC designers to develop improved designs for next-generation deep submicron and nanometer devices.

          PathMill is a static timing tool that provides a detailed critical path analysis and static timing verification capability. PathMill provides accurate and flexible modeling for mixed level static timing analysis. PathMill's behavioral, gate and transistor level models allow accurate analysis at each level of the design hierarchy, allowing the user to mix top-down design and bottom-up implementation.

          Arcadia(TM), introduced in November 1995, provides full chip and net-by-net RC extraction, and thereby permits designers to invest analysis time on critical paths and spend less time on the segments that do not require in-depth analysis. Arcadia is specifically designed for the advanced silicon designer working on complex, high-performance custom, structured custom or ASIC projects. In fiscal 1997, Synopsys released a significant update to Arcadia, which offers twice the speed and three times more capacity than the previous version and permits distributed processing, which makes it possible for customers to significantly shorten runtimes.

          AMPS, introduced in January 1996, simultaneously optimizes power, delay and area in digital CMOS circuits. AMPS automatically resizes transistors, making individual transistors larger or smaller to find the combination that will best meet user-defined power, speed and area goals without changing the functionality of the design.

          DelayMill(TM), introduced in fiscal 1997, enables accurate timing verification at the transistor level. DelayMill is an advanced delay calculation system for IC, which calculates layout parasitics and interconnect delay effects, and is specially useful for IC designers working with multi-million transistor designs in nanometer silicon. PowerArc and PowerGate, also introduced in fiscal 1997, are complementary products which together provide power analysis capabilities at both the gate- and transistor-level of IC design.

CUSTOMER SERVICE AND SUPPORT

     The Company devotes substantial resources to providing customers with technical support, customer education, and consulting services. The Company believes that a high level of customer service and support is critical to the adoption and successful utilization of its high-level design automation methodology.

     As a result of the continued growth of the Company's installed base, as well as customer requests for education, support and consulting services, the Company's service revenue has increased as a percentage of total revenue, representing 31%, 33% and 36% of total revenue in fiscal 1995, 1996 and 1997, respectively.

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

  Customer Education Services

     The Company offers a number of workshops focused on high-level design, simulation, behavioral synthesis, logic synthesis, and test. Regularly scheduled workshops are offered in Mountain View, California; Austin, Texas; Burlington, Massachusetts; Reading, England; Rungis, France; Munich, Germany; Tokyo and Osaka, Japan; and Seoul, Korea. On-site workshops are available on a worldwide basis at customers' facilities. To date, over 15,000 design engineers have been trained in the use of Synopsys' products through participation in Company workshops.

PRODUCT WARRANTIES

     The Company generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. The Company has not experienced significant returns to date.

SUPPORT FOR INDUSTRY STANDARDS

     The Company actively supports standards that it believes will help its customers increase productivity and solve design problems, including support for key standards that promote system-on-chip design and facilitate interoperability of tools from different vendors.

     The Company's products support the two most commonly used hardware description languages, VHDL and Verilog HDL, and industry standard data formats for the exchange of data between Synopsys' tools and other EDA products. The Company donated its SWIFT modeling interface to the Open Modeling Forum to establish a common simulator interface for models written in various formats.

     The Company is the prime contractor for SEMATECH's Chip Hierarchical Design System, which is predicated on open standards and tool interoperability. Synopsys is a member of the Virtual Socket Interface Alliance ("VSIA"), an industry group formed to promote standards that facilitate the integration and reuse of functional blocks of intellectual property, and has representatives on the VSIA's Steering Working Group and several Development Working Groups. A representative of Synopsys is on the Board of Directors of the standards groups Open Verilog International, VHDL International, OMF, and Silicon Integration Initiative and participates in standards activities conducted by these and other leading EDA industry bodies.

     The Company's products are written mainly in the C language and utilize the Motif and X11 standards for graphical user interfaces. The Company's software runs principally under the UNIX operating system and is offered on the most widely used workstation platforms, including those from Sun Microsystems, Hewlett-Packard, IBM, Digital Equipment Corporation and Sony. Certain of the Company's software modeling products and its FPGA Express product run on the Windows 95 and Windows NT operating systems.

SALES, DISTRIBUTION AND BACKLOG

     The Company markets its products and services primarily through its direct sales and service force in over 30 offices in the United States and principal international markets. Synopsys employs highly skilled engineers and technically proficient sales persons capable of serving the sophisticated needs of the customers' engineering and management staffs.

     For fiscal years 1995, 1996 and 1997, international sales represented 51%, 48% and 45%, respectively, of the Company's total revenue. Additional information relating to domestic and foreign operations is contained in Note 7 of Notes to Synopsys Consolidated Financial Statements.

     As of September 30, 1997, the Company's direct sales and service force consisted of 563 management, technical and administrative employees. The Company has 18 sales/support centers throughout the United States. Internationally, the Company has sales/support offices in Canada, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, the People's Republic of China, Singapore, Sweden, Taiwan and the United Kingdom, including regional headquarters offices in Germany, Japan and Singapore. On a limited basis, the Company also utilizes manufacturer's representatives and distributors. The Company has established such relationships in Australia, Brazil, Hong Kong, India, Korea, Malaysia and Singapore.

     The Company's backlog was approximately $207.2 million on November 1, 1997, as compared to $185.9 million on November 2, 1996. In fiscal 1996, the Company's backlog included orders for customer training and consulting services which were expected to be completed within one year, orders for system and software products sold under long-term licenses with customer requested ship dates within twelve months, and time-based licenses, subscription services, maintenance and support which are expected to be recognized as revenue within fifteen months. Effective at the beginning of fiscal year 1997, the Company amended its order acceptance policy relative to system and software products sold under long-term licenses and currently includes in backlog only those orders with customer requested ship dates within three months rather than twelve months. This amendment to the order acceptance policy was implemented prospectively and the backlog number for fiscal 1996 has not been adjusted. Upon consummation of the Company's merger with EPIC, the EPIC backlog was added to that of Synopsys. The backlog at November 2, 1996, noted above, has been restated to reflect the combined Synopsys and EPIC backlog and has not been adjusted for differences in the two companies' methods of backlog calculation. EPIC orders received subsequent to the merger were accepted under the current order acceptance policy. The Company has not historically experienced significant cancellations of orders. Customers frequently reschedule or revise the requested ship dates of orders, however, which can have the effect of deferring recognition of revenue for these orders beyond the expected time period.

RESEARCH AND DEVELOPMENT

     The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product lines, develop new products, maintain technological competitiveness, and meet an expanding range of customer requirements. In addition to product development teams, the Company maintains an advanced research group that is responsible for exploring new directions and applications of its core technologies, migrating new technologies into the existing product lines, and maintaining strong research relationships outside the Company both within industry and academia. Relationships are maintained with third-party software and hardware vendors to broaden the product lines without direct investment and with all major hardware vendors on whose platforms the Company's products operate.

     During fiscal 1995, 1996 and 1997, research and development expenses were $64.6 million, $94.8 million and $115.0 million, respectively, net of capitalized software development costs. Synopsys capitalized software development costs of approximately $1.0 million in each of fiscal 1995, 1996, and 1997. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

MANUFACTURING

     The Company's manufacturing operations consist of assembling, testing, packaging and shipping its system and software products and documentation needed to fulfill each order. Manufacturing is currently performed in Synopsys' Mountain View, California and Beaverton, Oregon, facilities. Outside vendors provide tape and CD-ROM duplication, printing of documentation and manufacturing of packaging materials. The manufacturing and test of system products is done by Company employees, with some sub-assembly performed by outside vendors. The Company typically ships its software products, with either a permanent or temporary access key, within 10 days of acceptance of customer purchase orders and execution of software license agreements, unless the customer has requested otherwise. For its system products, the Company buys components in anticipation of orders and builds units to match orders, typically shipping within four to twelve weeks of order acceptance, unless the customer has requested otherwise.

COMPETITION

     The EDA industry is highly competitive. The other principal companies in the EDA industry are Cadence Design Systems, Inc. ("Cadence"), Mentor Graphics Corporation, Avanti! Corporation ("Avanti!") and Quickturn Design Systems, Inc. There are many other companies in the EDA industry and frequent new entrants, including businesses targeted at Synopsys' product areas.

     The Company's products compete with similar products from other vendors and compete with other EDA products and services for a share of the EDA budgets of their customers. The Company's products also compete with customers' internally developed design tools and design capabilities. The Company believes that the principal competitive factors in the EDA industry are product performance, technology leadership, methodology support, technical support, support of industry standards, price and reputation. The Company believes that it currently competes favorably with respect to these factors.

     To date, the majority of the Company's revenue has resulted from sales of synthesis and synthesis-related HLDA tools, and modeling products, both areas in which Synopsys is currently the leading provider. As the Company's business evolves, it expects to continue to face competition in the core product areas of synthesis and modeling and to face competition both in new product areas and from competing alternatives for its customers' EDA dollars (e.g., internal spending, services, out-sourcing of design or other tools). Although the Company has maintained its leadership in synthesis and modeling, a loss of market share or price/margin reduction resulting from increased competition could have a significant adverse effect on the Company's business, financial condition and results of operations.

     More generally, the EDA industry as a whole is experiencing rapid change. Technology advances and industry requirements are fueling a change in the nature of competition among EDA vendors. Advances in semiconductor technology are expected to create a need for tighter integration between logic design and physical design, and companies will increasingly compete over "design flows" involving a broad range of products and services rather than individual design tools.

     No single EDA company currently offers its customers industry leading products for a complete design flow. The Company offers a wide range of logic design tools but currently offers a limited range of physical design tools, a field which is currently dominated by Cadence and Avant!. In addition, the Company has less capacity than Cadence to offer design services.

     In order to increase the breadth of its product offerings, the Company has entered into a number of strategic relationships. In February 1996, the Company entered into a six-year joint development and license agreement with IBM pursuant to which the Company and IBM will jointly develop, among other products, a design planning product. In May 1996, the Company entered into a strategic relationship with Cooper & Chyan Technology, Inc. ("CCT") involving a link between Synopsys' existing synthesis products and the design planning product under development and CCT's routing technology. CCT merged with Cadence in May 1997. Cadence has informed the Company that it does not intend to comply with certain of CCT's obligations under the Company's agreements with CCT. The Company and Cadence are currently discussing the basis on which the two companies might continue to cooperate on linking the Company's synthesis/design planning tools with Cadence's routing technology.

     To meet competition, Synopsys will continue to enhance its product line and promote the adoption of new products and methodologies. However, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressure faced by the Company will not materially adversely affect its business, operating results and financial condition.

PRODUCT SALES AND LICENSING AGREEMENTS

     The Company offers its system products for sale or lease. The Company typically licenses its software to customers under non-exclusive license agreements that transfer title to the media only and that restrict use of the software to internal purposes at specified sites. The Company currently licenses the majority of its software as a network license that allows a number of individual users to access the software on a defined network. Software is available under both a perpetual license or a time-based license. License fees are dependent on the type of license, product mix and number of copies of each product required. On certain software products the Company will collect royalty payments in addition to license fees.

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

EMPLOYEES

     As of September 30, 1997, the Company had a total of 1,961 employees, of whom 1,527 were based in the United States and 434 were based internationally. Of the total, 950 were engaged in marketing, sales and related customer support services, 607 were in research and development, 118 were in operations and 286 were in administration and finance. The Company's future financial results depend, in part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

PENDING MERGER

     On October 14, 1997, the Company entered into an agreement to merge with Viewlogic Systems, Inc. ("Viewlogic"). Viewlogic is a leading supplier of EDA software which is used to accelerate and automate the design and verification of advanced ASICs, PCBs and electronic systems. Under the agreement, the Company will issue 0.6521 shares of its Common Stock for each share of Viewlogic common stock outstanding on the effective date of the merger and assume outstanding options to purchase Viewlogic common stock, which will thereafter be exercisable for shares of the Company's Common Stock based on the same exchange ratio. The merger is intended to be accounted for as a pooling of interests and is expected to close on December 4, 1997, subject to approval by the stockholders of both companies and to other customary conditions. See Note 8 of Notes to Consolidated Financial Statements included in Exhibit 13.1 hereto.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing, research and development facilities are located in five adjacent buildings in Mountain View, California, which together provide approximately 415,000 square feet of available space and two adjacent buildings approximately 1/2 mile away in Sunnyvale, California, which together provide 200,000 square feet of space. The Mountain View buildings are leased through February 2003 and the Sunnyvale buildings are leased through April 2007.

     Through its merger with EPIC, the Company acquired approximately 53,000 square feet of office space in Sunnyvale. The EPIC Technology Group is expected to relocate to other Company facilities in Fall 1997 and the space, leased through December 2000, may be sublet to unaffiliated tenants at market rates or used to accommodate growth or relocations.

     The Company leases approximately 67,000 square feet in Beaverton, Oregon for administrative, marketing, research and development and support activities. This facility is leased through March 2002.

     The Company currently leases eighteen other domestic sales offices throughout the United States. Synopsys currently leases international sales and/or service offices in Canada, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the People's Republic of China, Singapore, Sweden, Taiwan, and the United Kingdom. The Company also leases a research and development facility in India.

     The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed on commercially acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

  Executive Officers of the Company

     The executive officers of the Company and their ages, as of September 30, 1997, are as follows:

             NAME               AGE                        POSITION
------------------------------  ---     ----------------------------------------------
Harvey C. Jones, Jr.            44      Chairman of the Board of Directors
Aart J. de Geus                 43      President, Chief Executive Officer and
                                        Director
Chi-Foon Chan                   48      Executive Vice President and Chief Operating
                                        Officer
William W. Lattin               57      Executive Vice President and Director
David C. Bullis                 45      Senior Vice President
Raul Camposano                  42      Senior Vice President and General Manager,
                                        Design Tools Group
Kurt Keutzer                    41      Chief Technical Officer and Senior Vice
                                        President of Research
Gary A. Larsen                  64      Senior Vice President and Co-General Manager,
                                        EPIC Technology Group
Paul Lippe                      39      Senior Vice President, Business and Market
                                        Development and Corporate Secretary
Robert Russo                    52      Senior Vice President, Sales and Services for
                                        the Americas and Europe
Faysal Sohail                   33      Senior Vice President and General Manager,
                                        Design Architects Group
David Sugishita                 49      Senior Vice President, Finance and Operations
                                        and Chief Financial Officer
Sang Wang                       52      Senior Vice President and Co-General Manager,
                                        EPIC Technology Group and Director

     Harvey C. Jones, Jr. joined Synopsys in December 1987 and has served as Chairman of the Board since December 1992. He served as Chief Executive Officer from December 1987 until January 1994. Prior to joining Synopsys, Mr. Jones served as President and Chief Executive Officer of Daisy Systems Corporation, a company he co-founded in 1981. From 1974 to 1981, Mr. Jones was employed by Calma Company where his last position was Vice President, Business Development. Mr. Jones holds a B.S. in mathematics and computer sciences from Georgetown University and an M.S. in management from the Massachusetts Institute of Technology. Mr. Jones is a Director of Remedy Corporation, a developer of client-server software.

     Dr. Aart J. de Geus co-founded Synopsys and currently serves as President and Chief Executive Officer. From the inception of Synopsys in December 1986, he has held a variety of positions ranging from Senior Vice President of Engineering to Senior Vice President of Marketing. From 1986 to 1992, Dr. de Geus served as Chairman of the Board. He has served as President since 1992 and has held the additional title of Chief Executive Officer since January 1994. He has served as a Director since 1986. From 1982 to 1986, Dr. de Geus was employed by General Electric Corporation, where he was the Manager of the Advanced Computer-Aided Engineering Group. Dr. de Geus holds an M.S.E.E. from the Swiss Federal Institute of Technology in Lausanne, Switzerland and a Ph.D. in electrical engineering from Southern Methodist University.

     Dr. Chi-Foon Chan joined Synopsys as the Vice President of Application Engineering and Services in May 1990. Since September 1996 he has served as Executive Vice President, Office of the President and since April 1997 he has served as Chief Operating Officer. From February 1994 until April 1997 he served as Senior Vice President, Design Tools Group and from October 1996 until April 1997 as Acting Senior Vice President, Design Reuse Group. Prior to February 1994, Dr. Chan served as Vice President, Engineering and General Manager, DesignWare Operations. From March 1987 to May 1990, Dr. Chan was employed by NEC

Electronics, where his last position was General Manager, Microprocessor Division. Dr. Chan holds an M.S. and a Ph.D. in computer engineering from Case Western Reserve University.

     Dr. William W. Lattin is an Executive Vice President of Synopsys and has been a Director of the Company since July 1995. Dr. Lattin joined Synopsys in February 1994 in connection with Synopsys' merger with Logic Modeling Corporation ("LMC"). He has served as Executive Vice President since July 1995. From October 1994 to July 1995 he served as Senior Vice President, Corporate Marketing, and from February 1994 until October 1994 as Senior Vice President, Logic Modeling Group. From December 1992 to February 1994, Dr. Lattin served as President, Chief Executive Officer and Director of LMC, and from May 1992 to December 1992 he served as Chairman of the Board and Chief Executive Officer of LMC. From 1986 to 1992, Dr. Lattin served as Chairman of the Board of Directors, President and Chief Executive Officer of Logic Automation Inc., a predecessor of LMC. Dr. Lattin holds a B.S.E.E. and an M.S.E.E. from the University of California at Berkeley, and a Ph.D. in electrical engineering from Arizona State University. Dr. Lattin is a Director of RadiSys Corporation, a supplier of embedded computers, as well as a Trustee of the Oregon Graduate Institute.

     David C. Bullis joined Synopsys in February 1994 in conjunction with the merger of Synopsys and LMC, and currently serves as Senior Vice President. Prior to 1994, Mr. Bullis served as Vice President, SmartModel Division of LMC. From May 1993 to February 1994, Mr. Bullis served as Vice President and General Manager, SmartModel Division and from May 1992 to May 1993, he served as Vice President, Sales. From 1991 to May 1992, he served as Vice President, Sales for Logic Automation, Inc. From 1984 to 1991, he was employed by Summation, Inc., a manufacturer of systems for board testing, most recently as Chief Executive Officer. Mr. Bullis holds a B.S.E.E. from Iowa State University and an M.S.E.E. from Colorado State University.

     Dr. Raul Camposano joined Synopsys in January 1993 and currently serves as Senior Vice President and General Manager of the Design Tools Group. From May 1996 until January 1997 he served as Vice President, Engineering, Design Tools Group. From January 1996 until May 1996 he served as General Manager and Senior Director, Design Planning Group, and from January 1994 until January 1996 as Director of Engineering, Design Environment Group. Prior to joining Synopsys, Dr. Camposano concurrently served as the Design Technology Director for the German National Research Center for Computer Science and as Professor of Computer Science at the University of Paderborn, Germany. Between 1986 and 1991, Dr. Camposano led the project on high-level synthesis at the IBM T.J. Watson Research Center. Dr. Camposano holds a B.S.E.E. from the University of Chile, and a Ph.D. in computer science from the University of Karlsruhe.

     Dr. Kurt Keutzer joined Synopsys in January 1991 and currently serves as Chief Technical Officer and Senior Vice President of Research. From September 1994 until March 1997 he served as Chief Scientist, and from September 1996 until March 1997 as Vice President, Research. From January 1991 until September 1994 he served as Director, Research and Development. Prior to joining Synopsys, Dr. Keutzer held various positions at AT&T Bell Laboratories. Dr. Keutzer serves on the Technical Advisory Board of C-Cube Microsystems. In 1996, he was named a Fellow of the IEEE. Dr. Keutzer received his B.S. degree in mathematics from Maharishi International University, and M.S. and Ph.D. degrees in computer science from Indiana University.

     Gary A. Larsen has served as Senior Vice President and Co-General Manager, EPIC Technology Group since July 1997. From August 1994 to February 1997, Mr. Larsen served as Vice President, Worldwide Sales of EPIC and from February 1997, when Synopsys and EPIC merged, to July 1997 as Vice President, Sales, of the EPIC Technology Group. From 1984 to April 1994, he served in a variety of managerial positions at Cadence, most recently as Vice President of the ASIC Solutions Group. Mr. Larsen holds a B.A. in economics from Stanford University.

     Paul Lippe joined Synopsys in October 1992 and currently serves as Senior Vice President, Business and Market Development (since May 1997) and as Corporate Secretary (since 1992). From November 1996 until May 1997 he served as Senior Vice President, Business Development and Legal, and from January 1995 until November 1996 as Vice President, Business Development and Legal. Prior to 1992, Mr. Lippe was employed by Solbourne Computer as Vice President, Corporate Development, General Counsel and Secretary, and also served as Chairman of the Colorado Air Quality Control Commission. Mr. Lippe holds a B.A. from Yale College and a J.D. from Harvard Law School.

     Robert Russo joined Synopsys in April 1993 and since June 1997 has served as Senior Vice President, Sales and Services for the Americas and Europe. From April 1993 until June 1997 Mr. Russo served as Vice President, North America Sales. Prior to joining Synopsys Mr. Russo held senior-level management positions in sales and marketing with Cray Research, Stardent Computers and Votan. Mr. Russo holds degrees in mechanical and aeronautical engineering from New York Institute of Technology.

     Faysal Sohail serves as Senior Vice President and General Manager, Design Architects Group. From June 1996 to January 1997 he served as Vice President and General Manager of the Design Reuse Group. Mr. Sohail is one of the founders of Silicon Architects, acquired by Synopsys in 1995. Prior to the acquisition, he was Director of Marketing for Silicon Architects. Prior to founding Silicon Architects, Mr. Sohail held various managerial positions in development and marketing at Actel from 1986 to 1990 and LSI Logic from 1985 to 1986. Mr. Sohail holds a B.S. in computer engineering from the University of Illinois.

     David Sugishita joined Synopsys in June 1997 and currently serves as Senior Vice President, Finance and Operations and Chief Financial Officer. From 1995 to 1997 he served as Senior Vice President of Finance and Administration and Chief Financial Officer for Actel, and from 1994 to 1995 Mr. Sugishita was Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer for Micro Component Technology. From 1991 to 1994, he was Vice President and Corporate Controller and Chief Accounting Officer for Applied Materials. From 1982 to 1991 he served as Vice President of Finance, Semiconductor Group for National Semiconductor. He holds a B.S. in finance from San Jose State University and an M.B.A. from Santa Clara University. Mr. Sugishita currently serves as a Director for Micro Component Technology.

     Dr. Sang Wang joined Synopsys in connection with Synopsys' merger with EPIC and currently serves as Senior Vice President and Co-General Manager, EPIC Technology Group. Dr. Wang, a co-founder of EPIC, served as Chief Executive Officer of EPIC from 1991 to February 1997, as President from 1986 to 1991 and as Chairman of the Board from 1986 to 1997 when the merger took place. He concurrently served as Chief Financial Officer from 1986 to 1993. Prior to founding EPIC, Dr. Wang was a manager of computer-aided design at Advanced Micro Devices. Dr. Wang holds a B.S.E.E. from National Taiwan University, an M.S. in physics from Ohio State University, and a Ph.D. in electrical engineering from Stanford University.

     There are no family relationships among any executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is set forth on page 23 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is set forth on page 22 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 24 through 31 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this item are included on pages 34 through 50 of the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the Company's 1997 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K. The report of the Company's Independent Auditors on the Company's consolidated financial statements is included on pages 32 and 33 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference. The report of the Company's Independent Auditors on the financial statement schedule required by this item is included in Exhibit 23.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors is included under the caption "Proposal One -- Election of Directors" in the Company's Notice of Annual Meeting and Proxy Statement for the Company's annual meeting of stockholders to be held on February 27, 1998 and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading "Executive Officers of the Company" in Part I hereof after Item 4.

     Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Additional Information" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the Company's annual meeting of stockholders to be held on February 27, 1998 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the heading "Executive Compensation" under the caption "Proposal One -- Election of Directors" in the Company's Notice of Annual Meeting and Proxy Statement for the Company's annual meeting of stockholders to be held on February 27, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" under the caption "Proposal One -- Election of Directors" in the Company's Notice of Annual Meeting and Proxy Statement for the Company's annual meeting of stockholders to be held on February 27, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Proposal One -- Election of Directors" in the Company's Notice of Annual Meeting and Proxy Statement for the Company's annual meeting of stockholders to be held on February 27, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K ANNUAL REPORT:

     1. Financial Statements

     The following documents are included in the Company's 1997 Annual Report to Stockholders and incorporated by reference in Item 8:

                                                                           PAGE NO. IN
                                                                          ANNUAL REPORT
                                                                          -------------
        Report of Independent Auditors..................................   32 - 33
        Consolidated Statements of Income for the years ended September
          30, 1995, 1996 and 1997.......................................     34
        Consolidated Balance Sheets at September 30, 1996 and 1997......     35
        Consolidated Statements of Stockholders' Equity for the years
          ended September 30, 1995, 1996 and 1997.......................   36 - 37
        Consolidated Statements of Cash Flows for the years ended
          September 30, 1995, 1996 and 1997.............................     38
        Notes to Consolidated Financial Statements......................   39 - 50

     2. Financial Statement Schedule

     The following schedule of the Company is included herein:

          Valuation and Qualifying Accounts and Reserves (Schedule II)

     All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements or notes thereto.

     The following document is included in Exhibit 23.1 hereto:

          Independent Auditors' Report on Financial Statement Schedule of Synopsys, Inc.

     3. Exhibits

             See Item 14(c) below. The following compensatory plans are required to be filed as exhibits. Certain of such plans have been incorporated by reference from prior filings, as indicated under Item 14(c):

Exhibit 99.1 --  1992 Stock Option Plan as restated and amended
Exhibit 99.2 --  Employee Stock Purchase Program, as restated and amended
Exhibit 99.3 --  International Employee Stock Purchase Program,
                 as restated and amended
Exhibit 99.4 --  Synopsys deferred compensation plan dated
                 September 30, 1996
Exhibit 99.5 --  1994 Non-Employee Directors Stock Option Plan,
                 as restated and amended

(b)REPORTS ON FORM 8-K

   Not applicable.

(c) EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
  2.1    Agreement and Plan of Merger dated October 14, 1997, by the Company, Post
         Acquisition Corp. and Viewlogic Systems, Inc.(10)
  3.1    Third Amended and Restated Certificate of Incorporation(8)
  3.2    Amendment to Restated Certificate of Incorporation(8)
  3.3    Restated Bylaws of Synopsys, Inc.
  4.1    Preferred Shares Rights Agreement dated October 24, 1997(9)
  4.3    Specimen Common Stock Certificate(1)
 10.1    Form of Indemnification Agreement(1)
 10.2    Director's and Officer's Insurance and Company Reimbursement Policy(1)
 10.6    Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga,
         Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate
         Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as
         amended(1)
 10.7    Lease Agreement, dated March 29, 1991, between the Company and John Arrillaga,
         Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate
         Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as
         amended(1)
 10.15   Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga,
         Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate
         Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as
         amended(2)
 10.16   Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga,
         Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate
         Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as
         amended(3)
 10.21   Lease Agreement, August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
         Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(4)
 10.25   Amendment No. 5 to Lease, dated October 4, 1995, to Lease Agreement dated August 17,
         1990, between the Company and John Arrillaga,Trustee, or his successor trustee, UTA dated July 20, 1997 (Arrillaga Family Trust), and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property
         Trust), as amended(5)
 10.26   Amendment No. 3 to Lease, dated October 4, 1995, to Lease Agreement dated June 16,
         1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (Arrillaga Family Trust), and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property
         Trust), as amended(5)
 10.27   Amendment No. 2 to Lease, dated October 4, 1995, to Lease Agreement dated June 23,
         1993, between the Company and John Arillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (Arrillaga Family Trust), and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property
         Trust), as amended(5)
 10.28   Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California
         Limited Partnership(6)
 13.1    Portions of the Annual Report to Stockholders for fiscal year ended September 30,
         1997, expressly incorporated by reference herein

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
21.1     Subsidiaries of the Company
23.1     Consent of KPMG Peat Marwick LLP
23.2     Consent of Deloitte & Touche LLP
24.1     Power of Attorney (see page 21)
27       Financial Data Schedule
99.1     1992 Stock Option Plan, as amended and restated(7)
99.2     Employee Stock Purchase Program, as amended and restated
99.3     International Employee Stock Purchase Plan, as amended and restated
99.4     Synopsys deferred compensation plan dated September 30, 1996(8)
99.5     1994 Non-Employee Directors Stock Option Plan, as amended and restated

---------------

 (1) Incorporated by reference to an exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-45138) which became effective February 24, 1992

 (2) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-K for the year ended September 30, 1992

 (3) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-K for the year ended September 30, 1993

 (4) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-K for the year ended September 30, 1995

 (5) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-Q for the quarterly period ended December 31, 1995

 (6) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996

 (7) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on May 3, 1996

 (8) Incorporated by reference to an exhibit to the Registration Statement on Form S-4 (File No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997

 (9) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (File No. 000-19807) of Synopsys, Inc. as filed with the Securities and Exchange Commission on October 31, 1997.

(10) Incorporated by reference to Annex A to the form of prospectus contained in the Registration Statement on Form S-4 (File No. 333-39713) of Synopsys, Inc. as filed with the Securities and Exchange Commission on November 7, 1997

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNOPSYS, INC.

                                          By /s/ AART J. DE GEUS

                                            ------------------------------------
                                            Aart J. de Geus
                                            President, Chief Executive Officer,
                                             and Director (Principal Executive
                                             Officer)

                                          By /s/ DAVID SUGISHITA

                                            ------------------------------------
                                            David Sugishita
                                            Senior Vice President, Finance and
                                             Operations, and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)
Date: December 3, 1997

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aart J. de Geus and David Sugishita, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          /s/ HARVEY C. JONES, JR.              Chairman of the Board of        December 3, 1997
---------------------------------------------   Directors
            Harvey C. Jones, Jr.

            /s/ WILLIAM W. LATTIN               Executive Vice President        December 3, 1997
---------------------------------------------   and Director
              William W. Lattin

                /s/ SANG WANG                   Director                        December 3, 1997
---------------------------------------------
                  Sang Wang

           /s/ DEBORAH A. COLEMAN               Director                        December 3, 1997
---------------------------------------------
             Deborah A. Coleman

            /s/ A. RICHARD NEWTON               Director                        December 3, 1997
---------------------------------------------
              A. Richard Newton

            /s/ STEVEN C. WALSKE                Director                        December 3, 1997
---------------------------------------------
              Steven C. Walske

                                  SCHEDULE II

                                 SYNOPSYS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                           BALANCE AT   ADDITIONS      CHARGED                     BALANCE AT
                                           BEGINNING    CHARGED TO    TO OTHER                       END OF
                                           OF PERIOD    EXPENSE(1)   ACCOUNTS(2)   DEDUCTIONS(3)     PERIOD
                                           ----------   ----------   -----------   -------------   ----------
Allowance for Doubtful Accounts and Sales
  Returns:
  1997...................................    $3,877       $4,090        $ (75)        $ 1,440        $6,452
  1996...................................    $2,892       $1,713        $(334)        $   394        $3,877
  1995...................................    $1,992       $  737        $ 210         $    47        $2,892

---------------

(1) Includes $688, $1,576 and $830 charged to income in fiscal 1995, 1996 and 1997, respectively.

(2) Translation and other adjustments.

(3) Accounts written off, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
  2.1    Agreement and Plan of Merger dated October 14, 1997, by the Company, Post
         Acquisition Corp. and Viewlogic Systems, Inc.(10)
  3.1    Third Amended and Restated Certificate of Incorporation(8)
  3.2    Amendment to Restated Certificate of Incorporation(8)
  3.3    Restated Bylaws of Synopsys, Inc.
  4.1    Preferred Shares Rights Agreement dated October 24, 1997(9)
  4.3    Specimen Common Stock Certificate(1)
 10.1    Form of Indemnification Agreement(1)
 10.2    Director's and Officer's Insurance and Company Reimbursement Policy(1)
 10.6    Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga,
         Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate
         Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as
         amended(1)
 10.7    Lease Agreement, dated March 29, 1991, between the Company and John Arrillaga,
         Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate
         Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as
         amended(1)
 10.15   Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga,
         Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate
         Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as
         amended(2)
 10.16   Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga,
         Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate
         Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as
         amended(3)
 10.21   Lease Agreement, August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
         Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(4)
 10.25   Amendment No. 5 to Lease, dated October 4, 1995, to Lease Agreement dated August 17,
         1990, between the Company and John Arrillaga,Trustee, or his successor trustee, UTA dated July 20, 1997 (Arrillaga Family Trust), and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property
         Trust), as amended(5)
 10.26   Amendment No. 3 to Lease, dated October 4, 1995, to Lease Agreement dated June 16,
         1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (Arrillaga Family Trust), and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property
         Trust), as amended(5)
 10.27   Amendment No. 2 to Lease, dated October 4, 1995, to Lease Agreement dated June 23,
         1993, between the Company and John Arillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (Arrillaga Family Trust), and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property
         Trust), as amended(5)
 10.28   Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California
         Limited Partnership(6)

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
 13.1    Portions of the Annual Report to Stockholders for fiscal year ended September 30,
         1997, expressly incorporated by reference herein
 21.1    Subsidiaries of the Company
 23.1    Consent of KPMG Peat Marwick LLP
 23.2    Consent of Deloitte & Touche LLP
 24.1    Power of Attorney (see page 21)
 27      Financial Data Schedule
 99.1    1992 Stock Option Plan, as amended and restated(7)
 99.2    Employee Stock Purchase Program, as amended and restated
 99.3    International Employee Stock Purchase Plan, as amended and restated
 99.4    Synopsys deferred compensation plan dated September 30, 1996(8)
 99.5    1994 Non-Employee Directors Stock Option Plan, as amended and restated

---------------

 (1) Incorporated by reference to an exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-45138) which became effective February 24, 1992

 (2) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-K for the year ended September 30, 1992

 (3) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-K for the year ended September 30, 1993

 (4) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-K for the year ended September 30, 1995

 (5) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-Q for the quarterly period ended December 31, 1995

 (6) Incorporated by reference to an exhibit of the same number filed with the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996

 (7) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on May 3, 1996

 (8) Incorporated by reference to an exhibit to the Registration Statement on Form S-4 (File No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997

 (9) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (File No. 000-19807) of Synopsys, Inc. as filed with the Securities and Exchange Commission on October 31, 1997.

(10) Incorporated by reference to Annex A to the form of prospectus contained in the Registration Statement on Form S-4 (File No. 333-39713) of Synopsys, Inc. as filed with the Securities and Exchange Commission on November 7, 1997