Form 10-Q
period 1998-01-03
SYNOPSYS INC
filed 1998-02-13
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            700 East Middlefield Road
                             Mountain View, CA 94043
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

         Registrant's Telephone No., including area code: (650) 962-5000

                          -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

As of January 31, 1998, there were approximately 64,863,000 shares of the Registrant's Common Stock outstanding.

                                 SYNOPSYS, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                       PAGE NO.

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets-
                      December 31, 1997 and September 30, 1997             3

                  Condensed Consolidated Statements of Income-
                      Three months ended December 31, 1997 and 1996        4

                  Condensed Consolidated Statements of Cash Flows-
                      Three months ended December 31, 1997 and 1996        5

                  Notes to Condensed Consolidated Financial Statements   6-8

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9-16


PART II.    OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders         17

Item 6.       Exhibits and Reports on Form 8-K                            17

Signatures                                                                18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                             1997             1997
                                                                         ------------     ------------
ASSETS

Current assets:
     Cash and cash equivalents                                           $    107,287     $    126,414
     Short-term investments                                                   341,711          308,416
                                                                         ------------     ------------
         Cash and short-term investments                                      448,998          434,830
                                                                         ------------     ------------

     Accounts receivable, net of allowances of $9,463 and
         $8,213, respectively                                                 131,335          119,030
     Prepaid expenses, deferred taxes and other                                35,161           36,580
                                                                         ------------     ------------
         Total current assets                                                 615,494          590,440
                                                                         ------------     ------------

Property and equipment, net                                                    86,491           92,079
Capitalized software development costs, net of accumulated
     amortization of $6,427 and $10,888, respectively                           4,224            7,297
Long-term investments                                                          52,802           61,056
Other assets                                                                   18,503           17,717
                                                                         ------------     ------------
         Total assets                                                    $    777,514     $    768,589
                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                            $    126,690     $    114,881
     Current portion of long-term debt                                          8,394            8,964
     Income taxes payable                                                      12,237           33,282
     Deferred revenue                                                         107,481           97,523
                                                                         ------------     ------------
         Total current liabilities                                            254,802          254,650
                                                                         ------------     ------------

Long-term debt                                                                  5,270            9,191
Deferred compensation                                                           5,200            3,205

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares outstanding                                                   --               --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 64,751,000 and 63,844,000 shares
         outstanding, respectively                                                648              638
     Additional paid-in capital                                               356,880          334,086
     Retained earnings                                                        145,264          151,664
     Cumulative translation adjustment                                         (2,871)          (1,552)
     Net unrealized gain on investments                                        12,321           16,707
                                                                         ------------     ------------
         Total stockholders' equity                                           512,242          501,543
                                                                         ------------     ------------

         Total liabilities and stockholders' equity                      $    777,514     $    768,589
                                                                         ============     ============


                             See accompanying notes

                                 SYNOPSYS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                         1997             1996
                                                     ------------     ------------

Revenue:
     Product                                         $    110,425     $    100,472
     Service                                               63,787           53,431
                                                     ------------     ------------
         Total revenue                                    174,212          153,903
                                                     ------------     ------------

Cost of revenue:
     Product                                                8,811            9,555
     Service                                               14,681           10,009
                                                     ------------     ------------
         Total cost of revenue                             23,492           19,564
                                                     ------------     ------------

Gross margin                                              150,720          134,339
                                                     ------------     ------------

Operating expenses:
     Research and development                              40,217           35,853
     Sales and marketing                                   66,161           57,526
     General and administrative                            13,287           11,114
     Merger-related and other costs                        36,000             --
     In-process research and development                    4,191             --
                                                     ------------     ------------
         Total operating expenses                         159,856          104,493
                                                     ------------     ------------

Operating income (loss)                                    (9,136)          29,846
Other income                                                4,941            7,598
                                                     ------------     ------------
Income (loss) before income taxes                          (4,195)          37,444
Income tax provision                                        4,074           13,112
                                                     ------------     ------------
Income (loss) before extraordinary item                    (8,269)          24,332
Extraordinary item - gain on extinguishment of
     debt, net of income tax expense of $963                1,869             --
                                                     ------------     ------------
Net income (loss)                                    $     (6,400)    $     24,332
                                                     ============     ============

Basic earnings (loss) per share:
     Income (loss) before extraordinary item         $      (0.13)    $       0.39
     Extraordinary item                                      0.03             --
                                                     ------------     ------------
     Net income (loss)                               $      (0.10)    $       0.39
                                                     ============     ============
     Weighted average common shares                        64,341           61,628
                                                     ============     ============

Diluted earnings (loss) per share:
     Income (loss) before extraordinary item         $      (0.13)    $       0.37
     Extraordinary item                                      0.03             --
                                                     ------------     ------------
     Net income (loss)                               $      (0.10)    $       0.37
                                                     ============     ============
     Weighted average common shares
         and equivalents where dilutive                    64,341           64,919
                                                     ============     ============


                             See accompanying notes

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                        1997             1996
                                                                     ---------        ---------
Cash flows from operating activities:
     Net income (loss)                                               $  (6,400)       $  24,332
     Adjustments to reconcile net income (loss)  to net cash
           provided by operating activities:
        Extraordinary gain on extinguishment of debt                    (1,869)            --
        Depreciation and amortization                                   11,378            9,332
        Interest accretion on notes payable                                100              152
        Provision for doubtful accounts and sales returns                1,250               27
        Tax benefit associated with stock options                        4,300            9,406
        Deferred revenue                                                 9,958              (76)
        Deferred taxes                                                    (107)          (4,404)
        Noncash merger-related and other costs                           6,306             --
        In-process research and development                              4,191             --
        Gain on sale of long-term investments                           (2,000)          (7,425)
        Net change in assets and liabilities:
           Accounts receivable                                         (13,555)         (11,248)
           Prepaid expenses and other                                    1,966            1,181
           Other assets                                                 (2,044)          (2,173)
           Accounts payable and accrued liabilities                      8,580          (13,087)
           Income taxes payable                                        (17,816)           1,161
           Deferred compensation                                         1,995            1,584
                                                                     ---------        ---------
              Net cash provided by operating activities                  6,233            8,762
                                                                     ---------        ---------

Cash flows from investing activities:
     Proceeds from sale of long-term investments                         4,220           11,126
     Purchases of long-term investments                                   (712)          (4,604)
     Purchases and maturities of short-term investments                (33,954)           8,597
     Purchases of property and equipment                                (6,597)         (12,531)
     Acquisitions (net of cash acquired)                                (2,236)            --
     Capitalization of software development costs                         (601)            (934)
                                                                     ---------        ---------
              Net cash provided (used) in investing activities         (39,880)           1,654
                                                                     ---------        ---------

Cash flows from financing activities:
     Principal payments on debt obligation                              (2,665)          (2,633)
     Proceeds from sale of common stock, net                            18,504           12,543
     Purchases of treasury stock                                          --            (13,026)
                                                                     ---------        ---------
              Net cash provided (used) by financing activities          15,839           (3,116)
                                                                     ---------        ---------

Effect of exchange rate changes on cash                                 (1,319)          (1,025)

Net increase (decrease) in cash and cash equivalents                   (19,127)           6,275
Cash and cash equivalents, beginning of period                         126,414           87,100
                                                                     ---------        ---------
Cash and cash equivalents, end of period                             $ 107,287        $  93,375
                                                                     =========        =========

Supplemental Disclosure:
      Cash paid during the period for:
          Interest                                                   $     183        $     223
                                                                     =========        =========
          Income taxes                                               $  19,880        $   4,135
                                                                     =========        =========


                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's Annual Report to Stockholders for the year ended September 30, 1997. For financial reporting purposes, the Company reports on a 13-week quarter and a 52 or 53-week year. Due to the fact that fiscal 1998 contains 53 weeks, the first quarter of fiscal 1998 contains 14 weeks, while the first quarter of fiscal 1997 contained 13 weeks. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end. The consolidated results of operations for the period ended December 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

2.    Software Revenue Recognition

     During the first quarter of fiscal 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." The provisions of SOP 97-2 have been applied to transactions entered into beginning October 1, 1997. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products, including time-based software licenses, generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support (PCS) is recognized ratably over the term of the support and revenue allocated to service elements is recognized as the services are performed.

     In connection with the adoption of SOP 97-2, the Company analyzed all of the elements included in its multiple-element arrangements and determined that the Company has sufficient evidence to allocate revenue to the license and PCS components of certain of its time-based product licenses. Accordingly, the portion of the time-based license fee allocated to the license component is recognized upon delivery of the software product and the portion of the fee allocated to PCS is recognized ratably over the term of the support. Prior to the adoption of SOP 97-2, all revenue from time-based product licenses was recognized ratably over the term of the license. Software subscriptions continue to be recognized on a ratable basis. Approximately $7.3 million in revenue related to the license component of time-based product licenses was recognized during the first quarter of fiscal 1998.

3.   Earnings Per Share

     On October 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods presented:

                                               Income        Shares         Per-Share
(in thousands)                              (Numerator)   (Denominator)      Amount
                                           ------------    ------------   ------------

Three months ending 12/31/96:

Basic EPS:
Net income                                 $     24,332          61,628   $       0.39
Effect of dilutive securities:
Stock options outstanding                          --             3,291          (0.02)
                                           ------------    ------------   ------------
Diluted EPS:
Net income                                 $     24,332          64,919   $       0.37
                                           ============    ============   ============

Three months ending 12/31/97:

Basic and Diluted EPS:
Loss before extraordinary item             $     (8,269)         64,341   $      (0.13)
Extraordinary item                                1,869            --             0.03
                                           ------------    ------------   ------------
Net loss                                   $     (6,400)         64,341   $      (0.10)
                                           ============    ============   ============

4.   Mergers

     On December 4, 1997, the Company issued approximately 11.3 million shares of its common stock in exchange for all the outstanding shares of common stock of Viewlogic Systems, Inc. (Viewlogic), a worldwide supplier of electronic design automation (EDA) software. In addition, options to acquire Viewlogic's common stock were exchanged for options to acquire approximately 2.8 million shares of the Company's common stock. The merger was accounted for as a pooling of interests, and accordingly, the Company's condensed consolidated financial statements have been restated to include the financial position and results of Viewlogic for all periods presented.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

     (in thousands)                                               Synopsys       Viewlogic         Combined
                                                                  --------       ---------         --------

     Three months ending December 31, 1996
             Total revenue                                      $  116,710       $  37,193         $ 153,903
             Net income                                             19,076           5,256            24,332

     Three months ending December 31, 1997
             Total revenue                                         137,094          37,118           174,212
             Extraordinary gain                                      1,869              --             1,869
             Net income (loss)                                      (4,627)         (1,773)           (6,400)

     Adjustments to conform Viewlogic's method of accounting for sales commissions with that of the Company reduced combined net income by approximately $245,000 for the three months ended December 31, 1996.

     In the first quarter of fiscal 1998, the Company incurred merger-related and other charges of $36.0 million. The following table presents the components of the first quarter 1998 costs along with charges against these reserves through December 31, 1997:

                                                                                  Noncash          12/31/97
                                                                                 Writedown          Reserve
      (in thousands)                        Total Charge      Amounts Paid       of Assets          Balance
                                            ------------      ------------       ---------         --------

     Transaction costs                          8,967            (6,471)                               2,496
     Employee termination benefits              9,388                                                  9,388
     Writedown of equipment and
       other assets                             6,836                               (6,306)              530
     Legal settlements                          5,086            (1,346)                               3,740
     Redundant facility and other costs         5,723              (505)                               5,218

                                             --------         ---------          ---------          --------
            Total                            $ 36,000         $  (8,322)         $  (6,306)         $ 21,372
                                             ========         =========          =========          ========


5.   Acquisitions

     In October 1997, the Company acquired two privately-held companies in the EDA industry. The acquisitions were accounted for by the purchase method of accounting. The purchase price, acquisition costs and net liabilities assumed for these acquisitions totaled approximately $4.2 million, which was allocated to in-process research and development and taken as a one-time charge to operating expenses in the first quarter of fiscal 1998.

6.   Extraordinary Item

     In fiscal 1996, the Company and International Business Machines Corporation ("IBM") entered into a six-year Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property (the "Agreement"). In accordance with the Agreement, the Company issued $30.0 million in notes, which bear interest at 3%, and are payable to IBM upon the earlier of achievement of scheduled milestones or at maturity in 2006. In the first quarter of fiscal 1998, the Company and IBM modified the terms of one of the notes which has been accounted for as an extinguishment of debt. Accordingly, the Company recorded an extraordinary gain of $1.9 million, net of tax, related to the extinguishment of the note. As of December 31, 1997, the notes had a remaining balance of $11.8 million, of which $4.5 million is included in long-term obligations.

                                 SYNOPSYS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in the following discussion, the words "projects," "expects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results."

Results of Operations

On December 4, 1997, the Company acquired Viewlogic Systems, Inc., a Delaware corporation ("Viewlogic"), by the statutory merger (the "Merger") of a wholly-owned subsidiary of the Company, Post Acquisition Corp., a Delaware corporation ("Sub"), with and into Viewlogic. The Merger was accomplished pursuant to the Agreement and Plan of Merger, dated as of October 14, 1997, among the Company, Sub, and Viewlogic (the "Merger Agreement"). The Merger of Sub with and into Viewlogic occurred following the approval of the Merger Agreement by the stockholders of Viewlogic, and the approval of the issuance of the Company's Common Stock in connection with the Merger by the stockholders of the Company, at stockholders' meetings held on December 4, 1997, and the satisfaction of certain other closing conditions. As a result of the Merger, each outstanding share of Viewlogic Common Stock was converted into 0.6521 shares of the Company's Common Stock (the "Conversion Ratio"), and Viewlogic became a wholly-owned subsidiary of the Company. The terms of the Merger Agreements were the result of arm's-length negotiations among the parties.

A total of approximately 11.3 million shares of the Company's Common Stock were issued in connection with the Merger. In addition, the Company assumed all outstanding Viewlogic options to purchase Viewlogic Common Stock, which were converted into options to purchase shares of the Company's Common Stock, subject only to adjustments to reflect the Conversion Ratio. The Company has reserved approximately 2.8 million shares of its Common Stock for issuance upon the exercise of the assumed Viewlogic stock options.

Prior to the Merger, Viewlogic supplied electronic design automation software which is used to accelerate and automate the design and verification of advanced application specific integrated circuits, printed circuit boards and electronic systems, and provided related services. Viewlogic's ASIC and system-on-a-chip design products, people and facilities are being merged into the Synopsys organization. Simulation products of both companies have been consolidated under a newly created Simulation Tools Group, and timing products and test products will be grouped together in Synopsys' existing business units. The printed circuit board and systems portions of Viewlogic's business are being continued in a wholly-owned subsidiary of Synopsys, based in Marlboro, Massachusetts, Viewlogic's former headquarters.

Revenue for the first quarter of fiscal 1998 increased 13% to $174.2 million from $153.9 million in the first quarter of fiscal 1997. This increase in revenue was primarily attributable to increased worldwide licensing and sales of the Company's software products. Product revenue as a percentage of total revenue decreased to 63% in the first quarter of fiscal 1998, compared to 65% in the first quarter of fiscal 1997. This decrease was due in part to relatively faster growth in service revenue from training and consulting services and the renewal of maintenance and support contracts during the first quarter of fiscal 1998.

During the first quarter of fiscal 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." The provisions of SOP 97-2 have been applied to transactions entered into beginning October 1, 1997. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products, including time-based software licenses, generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support (PCS) is recognized ratably over the term of the support and revenue allocated to service elements is recognized as the services are performed.

In connection with the adoption of SOP 97-2, the Company analyzed all of the elements included in its multiple-element arrangements and determined that the Company has sufficient evidence to allocate revenue to the license and PCS components of certain of its time-based product licenses. Accordingly, the portion of the time-based license fee allocated to the license component is recognized upon delivery of the software product and the portion of the fee allocated to PCS is recognized ratably over the term of the support. Prior to the adoption of SOP 97-2, all revenue from time-based product licenses was recognized ratably over the term of the license. Software subscriptions continue to be recognized on a ratable basis. Approximately $7.3 million in revenue related to the license component of time-based product licenses was recognized during the first quarter of fiscal 1998.

International revenue as a percentage of total revenue increased slightly to 42% in the first quarter of fiscal 1998 from 41% in the first quarter of fiscal 1997, due primarily to increased revenue in Europe as a percent of total revenue, offset by decreased revenue in Japan, partially related to a decline in the value of the yen versus the dollar.

Cost of revenue as a percentage of total revenue was 14% in the first quarter of fiscal 1998 compared to 13% in the first quarter of fiscal 1997. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products.

Research and development expenses as a percentage of total revenue remained at 23% in the first quarter of fiscal 1998 and fiscal 1997, but increased in absolute dollars to $40.2 million from $35.9 million. Increased research and development expenses were primarily attributable to increases in personnel and personnel-related costs associated with the development of new products and enhancement of existing products.

Sales and marketing expenses as a percentage of total revenue increased to 38% in the first quarter of fiscal 1998 from 37% in the first quarter of fiscal 1997, and increased in absolute dollars to $66.2 million from $57.5 million. Total sales and marketing expenses increased as a result of continued expansion of the Company's sales and marketing organizations and participation in worldwide conferences and trade shows.

General and administrative expenses as a percentage of total revenue increased to 8% in the first quarter of fiscal 1998 from 7% in the first quarter of fiscal 1997, and increased in absolute dollars to $13.3 million from $11.1 million. The increase in total expenses was due principally to increases in personnel and operating expenses associated with the continued growth of the Company.

The Company expects that total operating expenses as a percentage of revenue will decrease slightly for the remainder of fiscal year 1998.

In the first quarter of fiscal 1998, the Company recorded a charge of $36.0 million related to the merger and integration of Synopsys and Viewlogic, and expects to record a charge between $10.0 million and $15.0 million in the second quarter of fiscal 1998. The first quarter charge included direct transaction fees for investment bankers, attorneys, accountants, and other related costs of $9.0 million, costs for employee termination benefits of $9.4 million, legal settlements of $5.1 million, writedown of equipment and other assets of $6.8 million, and redundant facility and other costs of $5.7 million. As of December 31, 1997, there was a balance of $21.4 million in accrued liabilities for expected future cash expenditures and noncash asset writedowns.

The Company also incurred an in-process research and development charge of $4.2 million in the first quarter of fiscal 1998 in connection with the acquisitions of two privately-held companies in the EDA industry.

The provision for income taxes in the first quarter of fiscal 1998 resulted from an income tax benefit of 34% of the loss before income taxes and a provision of $5.5 million due to nondeductible expenses for merger-related costs. The income tax provision was 35% of pretax income in the first quarter of fiscal 1997. The decrease in the Company's underlying tax rate of 34% in fiscal 1998 from 35% in fiscal 1997 was primarily due to changes in U.S. federal and California state research tax credits.

In the first quarter of fiscal 1998, the Company recorded an extraordinary gain on extinguishment of debt of $1.9 million, net of income tax expense of $1.0 million, related to certain interest bearing notes issued by the Company to IBM.

A net loss of $6.4 million was recorded in the first quarter of fiscal 1998, compared to net income of $24.3 million in the first quarter of 1997. In the absence of nonrecurring charges in the first quarter of fiscal 1998, primarily related to the Company's merger with Viewlogic Systems, Inc. and an extraordinary gain on retirement of debt, net income would have been $23.8 million.

The Company's book-to-bill ratio for the first quarter of fiscal 1998 was equal to one. The book-to-bill ratio measures the ratio of accepted orders to revenue.

Liquidity and Capital Resources

For the first three months of fiscal 1998, cash and short-term investments increased $14.2 million to $449.0 million. The increase in cash and short-term investments was due primarily to cash generated from operations, proceeds from the sale of common stock, and proceeds from the sale of long-term investments, partially offset by purchases of property and equipment, payments on debt obligations, and acquisitions.

The Company believes that the existing cash and short-term investments balance of $449.0 million and anticipated cash flow from operations will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months.

Factors That May Affect Future Results

On December 4, 1997, the Company completed its merger (the "Merger") with Viewlogic. The Company expects that the Merger will result in cost savings and beneficial product synergy, but there can be no assurance that these will be achieved. A merger of this size is unsettling to customers and disruptive to employees. The Company believes that during the quarter a number of its customers put their purchase decisions on hold until they have the opportunity to learn more about the product plans of the combined company, particularly with respect to timing and test products. In addition, completion of the merger and integration of the two companies has absorbed, and will continue to absorb, a significant amount of management resources, which may distract attention from the day-to-day business of the Company. There can be no assurance that the integration of Viewlogic's business will be accomplished smoothly, expeditiously or successfully, and the failure to do so could have a material adverse effect on the business, financial condition and results of operations of the Company.

The EDA industry is highly competitive. The Company's products and services compete with similar products and services from other EDA vendors and with other EDA products and services for a share of the EDA budgets of their customers. The Company's products also compete with customers' internally-developed design tools and design capabilities. The Company's competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. ("Cadence"), Mentor Graphics, Inc. ("Mentor") and Avant! Corporation ("Avant!"), as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit ("IC") design process. In order to remain successful against such competition, the Company will have to continue to enhance its current products and to develop and introduce new products on a timely and cost-effective basis that are based on industry-leading technology and that address the increasingly sophisticated needs of its customers. The failure to achieve such product enhancement and development would have a material adverse effect on the Company's business, financial condition and results of operations.

Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Advances in semiconductor technology have created a need for tighter integration between logic design and physical design and for technologies which permit systematic reuse of design blocks in multiple ICs. As a result, the Company expects that competition will increasingly center on "design flows" involving a broad range of products (including both logic and physical design tools) and services rather than individual design tools. No single EDA company currently offers its customers industry-leading products for a complete design flow. The Company offers a wide range of logic design tools but currently offers a relatively limited range of physical design tools, a field which is dominated by Cadence and Avant! In addition, the Company has less capacity than Cadence to offer design consulting services.

Historically, much of the Company's growth has been attributable to the strength of its logic synthesis products. Opportunities for growth in market share in this area are limited and overall growth in the market for such products has slowed. The Company is seeking to add new products to its portfolio through internal development, and where it deems appropriate, through acquisition. Among the most important new products offered by the Company are its Cell-Based Array, PrimeTime timing estimator, Cyclone simulation accelerator, Formality verification and Module Compiler datapath synthesis products. These products have achieved initial customer acceptance, but the Company will only derive significant revenue from these products if they are accepted by a broad range of customers. In addition, the Company is attempting to expand its capacity to offer consulting services. There can be no assurance that the Company will be successful in introducing new products or expanding its services business, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business has benefited from the rapid worldwide growth of the semiconductor industry. Purchases of the Company's products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers. The semiconductor industry experienced moderate growth in 1997 and the outlook for 1998 is uncertain. Slower growth in the semiconductor industry, and/or a reduced number of design starts, could have a material adverse effect on the Company's business, financial condition and results of operations.

 The Company attempts to manage its business to achieve quarter-to-quarter revenue and earnings growth. In recent years, achieving predictable revenue and earnings growth has become more difficult. Quarterly revenue and earnings are affected by a number of factors, including customer product demand, product license terms, the size of the Company's backlog, and the timing of revenue recognition on products and services sold. In recent years, the Company's orders have become more seasonal, with the first quarter of the Company's fiscal year traditionally being the weakest and with higher volumes in the second and fourth quarters. The Company increasingly receives a disproportionate volume of orders in the last two weeks of the quarter, a trend which has grown more pronounced in recent quarters and is expected to continue. The Company also has become more dependent upon large orders. In addition, an increasing amount of the Company's orders involve products and services which yield revenue over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale, including certain time-based product licenses that include the rights to new technology, consulting services, development contracts and royalties. Because of these trends, the Company's ability to convert orders, particularly those received late in a quarter, or backlog, to revenue in any quarter is less certain, and the Company is more vulnerable to delays in individual large orders, than it historically has been. It is therefore possible for the Company to fall short in its revenue and/or earnings plan for a given quarter even while orders and backlog remain on plan. Ultimately, long-term revenue and earnings growth is dependent upon the successful development and sale of the Company's products and services over a sustained period of time.

The Company expects that its revenue growth during fiscal year 1998 will be lower than it historically has been. Because of business uncertainties associated with the Company's merger with Viewlogic, weakness in Asian currencies, especially the Japanese yen, and overall weakness in Asia Pacific economies, for the rest of fiscal year 1998 the Company will emphasize earnings growth rather than revenue growth. The Company expects to realize cost savings in connection with the Viewlogic merger and is managing expenses. In addition, the Company, which has a 53-week financial calendar in fiscal 1998, absorbed the additional week of expenses in the first quarter. To the extent that revenue growth exceeds the Company's current expectations, the Company will use the opportunity to build its backlog for future quarters.

The Company's operating expenses are based in part on its expectations of future revenue, and expense levels are generally committed in advance of revenue. The Company expects to continue to increase operating expenses in order to generate and support continued growth in revenue. If the Company is unsuccessful in generating such revenue, the Company's business, financial condition and results of operations are likely to be materially adversely affected. Net income in a given quarter or fiscal year may be disproportionately affected by a reduction in revenue growth because only a small portion of the Company's expenses varies with its revenue.

In recent years, international revenue has accounted for almost half of the Company's revenue. The Company expects that international revenue will continue to account for a significant portion of its revenue in the future. As a result, changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, revenue from sales in Japan during fiscal 1997 and the first quarter of fiscal 1998 were adversely affected by the weakness of the yen against the dollar. Continued weakness of the yen could adversely affect revenue from Japan during the remainder of fiscal 1998. In addition, recent significant declines in the value of the currencies of many countries in the Asia Pacific region have affected the Company's sales in the region. This is particularly true in Korea and Taiwan, which are important markets for the Company in the Asia Pacific region. More generally, recent instability in Asian currency and stock market economies could adversely affect the economic health of the entire region and could have an adverse effect on the Company's results of operations.

In February 1996, the Company entered into a six-year joint development and license agreement with IBM, pursuant to which the Company and IBM agreed to develop certain new products. Joint development of products is subject to risks and uncertainties over and above those affecting internal development. During fiscal year 1997, the first joint product resulting from the alliance, PrimeTime, was introduced, and the parties agreed to terminate efforts to develop a product in one of the product areas covered by the Agreement. There can be no assurance that the Company's joint development efforts will lead to new products or that such products will be successful.

As of December 31, 1997, the Company held approximately 1,236,000 shares of Cadence common stock, which were acquired as a result of the Company's investments in Cooper & Chyan Technology, Inc. ("CCT") in May 1996 and April 1997 and CCT's subsequent acquisition by Cadence. The average basis of these shares is $8.56 per share. Following announcement of the Cadence-CCT merger, the Company commenced a program of selling its CCT (now Cadence) shares in an amount per quarter sufficient to generate a profit of $2.0 million per quarter. The price of Cadence stock, and thus the value of the Company's investment, is subject to significant fluctuation. The number of Cadence shares the Company is required to sell in order to generate $2.0 million in profit in any fiscal quarter, the number of quarters that the Company will be able to generate such profits, and the total gain that the Company may be able to realize on sales of its Cadence shares depends upon the price of Cadence common stock at the time of sale.

The Company's success is dependent on technical and other contributions of key employees, including individuals who joined the Company in connection with the acquisition of EPIC Design Technology, Inc. ("EPIC") and Viewlogic. In particular, there is a limited number of qualified EDA engineers, and the competition for such individuals is intense. There can be no assurance that the Company can continue to recruit and retain such key personnel. Failure to successfully recruit and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has adopted a number of provisions that could have antitakeover effects. In September 1997, the Board of Directors adopted a Preferred Shares Rights Plan, commonly referred to as a "poison pill." In addition, the Board of Directors has the authority, without further action by its stockholders, to fix the rights and preferences of, and issue shares of, authorized but undesignated shares of Preferred Stock. This provision and other provisions of the Company's Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which the stockholders of the Company might otherwise receive a premium for their shares over then current market prices.

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

Year 2000 Compliance

Recently, there has been significant public discussion about potential inability of computer programs and systems, as a result of the failure of such programs and systems, to adequately process date information after December 31, 1999. The Company has inspected or tested its products to determine whether they will be affected by the change in the century, with the exception of the products acquired in the Company's merger with Viewlogic, which the Company is planning to test. None of the Company's tested products experienced date-related failures. The Company expects to achieve so-called "Year 2000 compliance" with its Viewlogic products and is developing a plan for meeting year 2000 compliance of all products on an ongoing basis. The Company's prior inspecting and testing has not required, and its anticipated inspection and testing is not expected to require the Company to incur any material expense.

In addition, the Company recently commenced a program, to be completed in 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products, and to modify or replace all non-compliant products. The Company relies on widely-available commercial products rather than proprietary software, and has received Year 2000 assurances from some of its main suppliers. Based on the information available to date, the Company believes that it will be able to complete its Year 2000 compliance review and make any necessary modifications prior to the end of 1999. The Company further believes that such review and modification, if any, will not require the Company to incur any material expense. However, if key systems, or a significant number of systems were to fail as a result of Year 2000 problems, the Company could incur substantial cost and disruption, which would potentially have a material adverse effect on the Company's business.

                           PART II. OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held a special meeting of stockholders on December 4, 1997 in which the following proposal was submitted to the stockholders for vote at the meeting:

               To approve the issuance of shares of Common Stock, par value $.01 per share, of Synopsys ("Synopsys Common Stock"), pursuant to the Agreement and Plan of Merger, dated as of October 14, 1997, by and among Synopsys, Post Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Synopsys ("Sub"), and Viewlogic Systems, Inc., a Delaware corporation ("Viewlogic"), pursuant to which, among other things (a) Sub will be merged with and into Viewlogic, which will be the surviving corporation, and Viewlogic will become a wholly-owned subsidiary of Synopsys and (b) each outstanding share of Common Stock, $.01 par value per share, of Viewlogic will be converted into the right to receive 0.6521 of a share of Synopsys Common Stock.

               Of the total shares voting on the foregoing resolution, 41,404,641 voted in favor, 113,379 against and 15,055 abstained.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a.) Exhibits

               10.29(a) Form of Executive Employment Agreement dated October 1,
                        1997

               10.29(b) Schedule of Executive Employment Agreements

               27       Financial Data Schedule

          (b.) Reports on Form 8-K

               The Company filed a report on Form 8-K on December 19, 1997 related to the completion of its merger with Viewlogic Systems, Inc.

SYNOPSYS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   February 13, 1998           SYNOPSYS, INC.
                                         (Registrant)


                                    By: /s/  DAVID M. SUGISHITA
                                        ----------------------------------------
                                        David M. Sugishita
                                        Sr. Vice President
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX


10.29(a)  Form of Executive Employment Agreement dated October 1, 1997

10.29(b)  Schedule of Executive Employment Agreements

27        Financial Data Schedule