Form 10-Q
period 1998-04-04
SYNOPSYS INC
filed 1998-05-19
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to  ______________


                         Commission file number: 0-19807


                                 SYNOPSYS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                           56-1546236
-------------------------------                          ----------------
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

                          -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 9, 1998, there were approximately 66,060,000 shares of the Registrant's Common Stock outstanding.

                                 SYNOPSYS, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                            PAGE NO.

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets-
                      March 31, 1998 and September 30, 1997                                     3

                  Condensed Consolidated Statements of Income-
                      Three months and six months ended
                      March 31, 1998 and 1997                                                   4

                  Condensed Consolidated Statements of Cash Flows-
                      Six months ended March 31, 1998 and 1997                                  5

                  Notes to Condensed Consolidated Financial Statements                        6-9

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       10-17


PART II.    OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                              18

Item 6.       Exhibits and Reports on Form 8-K                                                 19

Signatures                                                                                     20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 SYNOPSYS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          MARCH 31,     SEPTEMBER 30,
                                                                            1998            1997
                                                                        ------------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                                          $     92,906    $    126,414
     Short-term investments                                                  412,292         308,416
                                                                        ------------    ------------
         Cash and short-term investments                                     505,198         434,830
                                                                        ------------    ------------

     Accounts receivable, net of allowances of  $11,962 and
         $8,213, respectively                                                112,969         119,030
     Prepaid expenses, deferred taxes and other                               29,511          36,580
                                                                        ------------    ------------
         Total current assets                                                647,678         590,440
                                                                        ------------    ------------

Property and equipment, net                                                   88,441          92,079
Capitalized software development costs, net of accumulated
     amortization of $6,951 and $10,888, respectively                          4,150           7,297
Long-term investments                                                         66,130          61,056
Other assets                                                                  23,395          17,717
                                                                        ------------    ------------
         Total assets                                                   $    829,794    $    768,589
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                           $    115,622    $    114,881
     Current portion of long-term debt                                         7,910           8,964
     Income taxes payable                                                     19,323          33,282
     Deferred revenue                                                        114,994          97,523
                                                                        ------------    ------------
         Total current liabilities                                           257,849         254,650
                                                                        ------------    ------------

Long-term debt                                                                 3,601           9,191
Deferred compensation                                                          5,701           3,205

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares outstanding                                                    --              --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 65,271,000 and 63,844,000 shares
         outstanding, respectively                                               653             638
     Additional paid-in capital                                              368,924         334,086
     Retained earnings                                                       170,791         151,664
     Cumulative translation adjustment                                        (2,711)         (1,552)
     Net unrealized gain on investments                                       24,986          16,707
                                                                        ------------    ------------
         Total stockholders' equity                                          562,643         501,543
                                                                        ------------    ------------

         Total liabilities and stockholders' equity                     $    829,794    $    768,589
                                                                        ============    ============


                             See accompanying notes

                                 SYNOPSYS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                MARCH 31,                     MARCH 31,
                                                      --------------------------      --------------------------
                                                         1998           1997            1998             1997
                                                      ----------      ----------      ----------      ----------
Revenue:
     Product                                          $  103,063      $   98,960      $  213,488      $  199,432
     Service                                              67,042          57,811         130,829         111,242
                                                      ----------      ----------      ----------      ----------
         Total revenue                                   170,105         156,771         344,317         310,674
                                                      ----------      ----------      ----------      ----------

Cost of revenue:
     Product                                               8,282           8,433          17,093          17,988
     Service                                              13,008          12,504          27,689          22,513
                                                      ----------      ----------      ----------      ----------
         Total cost of revenue                            21,290          20,937          44,782          40,501
                                                      ----------      ----------      ----------      ----------

Gross margin                                             148,815         135,834         299,535         270,173
                                                      ----------      ----------      ----------      ----------

Operating expenses:
     Research and development                             36,118          37,268          76,335          73,121
     Sales and marketing                                  57,293          58,548         123,454         116,074
     General and administrative                           11,257          11,793          24,544          22,907
     Merger-related and other costs                       11,888          11,400          47,888          11,400
     In-process research and development                      --           5,500           4,191           5,500
                                                      ----------      ----------      ----------      ----------
         Total operating expenses                        116,556         124,509         276,412         229,002
                                                      ----------      ----------      ----------      ----------

Operating income                                          32,259          11,325          23,123          41,171
Other income, net                                          6,419           6,191          11,360          13,789
                                                      ----------      ----------      ----------      ----------
Income before income taxes                                38,678          17,516          34,483          54,960
Income tax provision                                      13,151          10,611          17,225          23,723
                                                      ----------      ----------      ----------      ----------
Income before extraordinary item                          25,527           6,905          17,258          31,237
Extraordinary item - gain on extinguishment of
     debt, net of income tax expense                          --              --           1,869              --
                                                      ----------      ----------      ----------      ----------
Net income                                            $   25,527      $    6,905      $   19,127      $   31,237
                                                      ==========      ==========      ==========      ==========


Basic earnings per share:
     Income before extraordinary item                 $      .39      $      .11      $      .27      $      .51
     Extraordinary item                                       --              --             .03              --
                                                      ----------      ----------      ----------      ----------
     Net income                                       $      .39      $      .11      $      .30      $      .51
                                                      ==========      ==========      ==========      ==========
     Weighted average common shares                       65,004          62,039          64,673          61,833
                                                      ==========      ==========      ==========      ==========

Diluted earnings per share:
     Income before extraordinary item                 $      .38      $      .11      $      .25      $      .48
     Extraordinary item                                       --              --             .03              --
                                                      ----------      ----------      ----------      ----------
     Net income                                       $      .38      $      .11      $      .28      $      .48
                                                      ==========      ==========      ==========      ==========
     Weighted average common shares
         and equivalents                                  67,316          65,091          67,652          65,005
                                                      ==========      ==========      ==========      ==========


                             See accompanying notes

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          SIX MONTHS ENDED
                                                                              MARCH 31,
                                                                    ------------------------------
                                                                       1998               1997
                                                                    ------------      ------------
Cash flows from operating activities:
     Net income                                                     $     19,127      $     31,237
     Adjustments to reconcile net income to net cash
           provided by operating activities:
        Extraordinary gain on extinguishment of debt                      (1,869)               --
        Depreciation and amortization                                     21,887            19,196
        Interest accretion on notes payable                                  196               290
        Provision for doubtful accounts and sales returns                  3,749             2,451
        Tax benefit associated with stock options                          6,482            18,162
        Deferred revenue                                                  17,471             5,754
        Deferred taxes                                                      (304)           (3,976)
        Noncash merger-related and other costs                             8,023             3,084
        In-process research and development                                4,191             5,500
        Gain on sale of long-term investments                             (4,000)          (10,918)
        Net change in assets and liabilities:
           Accounts receivable                                             2,312           (16,118)
           Prepaid expenses and other                                        708            (4,123)
           Other assets                                                   (7,731)             (399)
           Accounts payable and accrued liabilities                       (2,488)          (10,040)
           Income taxes payable                                          (10,730)           (1,974)
           Deferred compensation                                           2,496             1,976
                                                                    ------------      ------------
              Net cash provided by operating activities                   59,520            40,102
                                                                    ------------      ------------

Cash flows from investing activities:
     Proceeds from sale of long-term investments                          11,634             9,955
     Purchases of long-term investments                                     (901)          (12,986)
     Purchases and maturities of short-term investments, net            (103,348)          (19,737)
     Purchases of property and equipment                                 (19,426)          (24,486)
     Acquisitions (net of cash acquired)                                  (2,236)               --
     Capitalization of software development costs                         (1,050)           (2,101)
     Decrease in deposits and other                                           --               148
                                                                    ------------      ------------
              Net cash used in investing activities                     (115,327)          (49,207)
                                                                    ------------      ------------

Cash flows from financing activities:
     Principal payments on debt obligation                                (4,913)           (5,034)
     Proceeds from sale of common stock, net                              28,371            19,592
     Purchases of treasury stock                                              --           (13,026)
     Repayment of foreign tax grant                                           --            (1,304)
                                                                    ------------      ------------
              Net cash provided by financing activities                   23,458               228
                                                                    ------------      ------------

Effect of exchange rate changes on cash                                   (1,159)           (1,745)

Net increase (decrease) in cash and cash equivalents                     (33,508)          (10,622)
Cash and cash equivalents, beginning of period                           126,414            87,100
                                                                    ------------      ------------
Cash and cash equivalents, end of period                            $     92,906      $     76,478
                                                                    ============      ============

Supplemental Disclosure:
      Cash paid during the period for:
          Interest                                                  $        409      $        437
                                                                    ============      ============
          Income taxes$                                             $     25,785      $     11,207
                                                                    ============      ============


                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

        The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's Annual Report to Stockholders for the year ended September 30, 1997. For financial reporting purposes, the Company reports on a 13-week quarter and a 52 or 53-week year. Due to the fact that fiscal 1998 contains 53 weeks, the first quarter of fiscal 1998 contained 14 weeks, while the first quarter of fiscal 1997 contained 13 weeks. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end. The consolidated results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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


(in thousands, except per share amounts)          Income          Shares       Per-Share
                                                (Numerator)    (Denominator)     Amount
                                                ------------   ------------   ------------
Three months ending March 31, 1997:

     Basic EPS:
     Net income                                 $      6,905         62,039   $       0.11
     Effect of dilutive securities:
     Stock options outstanding                            --          3,052             --
                                                ------------   ------------   ------------
     Diluted EPS:
     Net income                                 $      6,905         65,091   $       0.11
                                                ============   ============   ============

     Three months ending March 31, 1998:

     Basic EPS:
     Net income                                 $     25,527         65,004   $       0.39
     Effect of dilutive securities:
     Stock options outstanding                            --          2,312           (.01)
                                                ------------   ------------   ------------

     Diluted EPS:
     Net income                                 $     25,527         67,316   $       0.38
                                                ============   ============   ============

Six months ending March 31, 1997:

     Basic EPS:
     Net income                                 $     31,237         61,833   $       0.51
     Effect of dilutive securities:
     Stock options outstanding                            --          3,172           (.03)
                                                ------------   ------------   ------------
Diluted EPS:
     Net income                                 $     31,237         65,005   $       0.48
                                                ============   ============   ============

     Six months ending March 31, 1998:

     Basic EPS:
     Income before extraordinary item           $     17,258         64,673   $       0.27
     Extraordinary item                                1,869             --            .03
                                                ------------   ------------   ------------
     Net income                                 $     19,127         64,673   $       0.30
     Effect of dilutive securities:
     Stock options outstanding                            --          2,979           (.02)
                                                ------------   ------------   ------------
     Diluted EPS:
     Net income                                 $     19,127         67,652   $       0.28
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

        The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


(in thousands)                                Synopsys          Viewlogic         Combined
                                             ----------        ----------        ----------
Three months ending December 31, 1996
        Total revenue                        $  116,710        $   37,193        $  153,903
        Net income                               19,076             5,256            24,332

Three months ending December 31, 1997
        Total revenue                           137,094            37,118           174,212
        Extraordinary gain                        1,869                --             1,869
        Net loss                                 (4,627)           (1,773)           (6,400)


        Adjustments to conform Viewlogic's method of accounting for sales commissions with that of the Company reduced combined net income by approximately $250,000 and $495,000 for the three and six months ended March 31, 1997, respectively.

        The Company incurred merger-related and other costs of $11.9 million and $47.9 million for the second quarter and first six months of fiscal 1998, respectively. The following table presents the components of merger related and other costs recorded for the six months ended March 31, 1998, along with charges against the reserves through March 31, 1998:


                                                                            Noncash       March 31, 1998
                                                                           Writedown         Reserve
(in thousands)                           Total Charge    Amounts Paid      of Assets         Balance
                                          ----------      ----------       ----------       ----------
Transaction costs                              9,332          (7,856)                            1,476
Employee termination and
  transition costs                            11,735          (7,125)                            4,610
Writedown of equipment and
  other assets                                 8,252                           (8,023)             229
Legal and other settlements                    6,811          (5,661)                            1,150
Redundant facility and other costs            11,758          (5,160)                            6,598

                                          ----------      ----------       ----------       ----------
       Total                              $   47,888      $  (25,802)      $   (8,023)      $   14,063
                                          ==========      ==========       ==========       ==========

        The Company expects to record additional merger related and other costs in the third quarter of fiscal 1998 and anticipates that these will be the final charges incurred in connection with the merger with Viewlogic. The Company expects that all significant amounts included in the March 31, 1998 reserve balance will be paid within the next twelve months.

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

6.      Extraordinary Item

        In fiscal 1996, the Company and International Business Machines Corporation ("IBM") entered into a six-year Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property (the "Agreement"). In accordance with the Agreement, the Company issued $30.0 million in notes, which bear interest at 3%, and are payable to IBM upon the earlier of achievement of scheduled milestones or at maturity in 2006. In the first quarter of fiscal 1998, the Company and IBM modified the terms of one of the notes which has been accounted for as an extinguishment of debt. Accordingly, the Company recorded an extraordinary gain of $1.9 million, net of tax, related to the extinguishment of the note. As of March 31, 1998, the notes had a remaining balance of $9.9 million, of which $2.9 million is included in long-term obligations.

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

Results of Operations

On December 4, 1997, the Company acquired Viewlogic Systems, Inc., a Delaware corporation ("Viewlogic"), by the merger (the "Merger") of a wholly-owned subsidiary of the Company, Post Acquisition Corp., a Delaware corporation ("Sub"), with and into Viewlogic. The Merger was accomplished pursuant to the Agreement and Plan of Merger, dated as of October 14, 1997, among the Company, Sub, and Viewlogic (the "Merger Agreement"). The Merger of Sub with and into Viewlogic occurred following the approval of the Merger Agreement by the stockholders of Viewlogic, and the approval of the issuance of the Company's Common Stock in connection with the Merger by the stockholders of the Company, at stockholders' meetings held on December 4, 1997, and the satisfaction of certain other closing conditions. As a result of the Merger, each outstanding share of Viewlogic Common Stock was converted into 0.6521 shares of the Company's Common Stock (the "Conversion Ratio"), and Viewlogic became a wholly-owned subsidiary of the Company. The terms of the Merger Agreements were the result of arm's-length negotiations among the parties.

A total of approximately 11.3 million shares of the Company's Common Stock were issued in connection with the Merger. In addition, the Company assumed all outstanding Viewlogic options and warrants to purchase Viewlogic Common Stock, which were converted into options and warrants to purchase shares of the Company's Common Stock, subject only to adjustments to reflect the Conversion Ratio. The Company has reserved approximately 2.8 million shares of its Common Stock for issuance upon the exercise of the assumed Viewlogic stock options.

Prior to the Merger, Viewlogic supplied electronic design automation software which is used to accelerate and automate the design and verification of advanced application specific integrated circuits, printed circuit boards and electronic systems, and provided related services. Viewlogic's ASIC and system-on-a-chip design products, people and facilities are being merged into the Synopsys organization. Simulation products of both companies have been consolidated under a newly created Simulation Tools Group, and timing products and test products have been grouped together in Synopsys' existing business units. The printed circuit board and systems portions of Viewlogic's business are being continued in a wholly-owned subsidiary of Synopsys, based in Marlboro, Massachusetts, Viewlogic's former headquarters.

Revenue for the second quarter of fiscal 1998 increased 9% to $170.1 million from $156.8 million in the second quarter of fiscal 1997. Revenue for the first half of fiscal 1998 increased 11% to $344.3 million from $310.7 million for the comparable period in fiscal 1997. The increase in revenue for both periods was primarily attributable to increased service revenue. Product revenue as a percentage of total revenue decreased to 61% in the second quarter of fiscal 1998, compared to 63% in the second quarter of fiscal 1997. Product revenue as a percentage of total revenue for the first half of fiscal 1998 was 62%, compared to 64% for the first six months of fiscal 1997. The decrease for both periods of fiscal 1998 was due in part to relatively faster growth in service revenue from training and consulting services and the renewal of maintenance and support contracts during fiscal 1998.

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

International revenue as a percentage of total revenue decreased to 37% in the second quarter of fiscal 1998 from 45% in the second quarter of fiscal 1997. For the first half of fiscal 1998, international revenue was 39% of total revenue, compared to 43% for the first half of fiscal 1997. The decrease in international revenues for both fiscal 1998 periods was primarily due to lower revenue in Asia resulting from the decline in value of Asian currencies against the dollar, combined with weak economies in many Asian countries, particularly Korea.

Cost of revenue as a percentage of total revenue remained relatively constant at 13% for all periods presented. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products.

Total operating expenses as a percentage of revenue decreased to 69% in the second quarter of fiscal 1998 from 79% in the second quarter of fiscal 1997. The decrease is primarily attributable to lower spending levels obtained from reductions in personnel and other cost savings resulting from the integration of Viewlogic into Synopsys' operations. In addition, operating expenses in the second quarter of fiscal 1997 included a charge of $5.5 million for in-process research and development. For the first half of fiscal 1998, operating expenses were 80% of revenue, compared to 74% of revenue for the first half of fiscal 1997. The increase in operating expenses for the first six months of fiscal 1998 was the result of several factors. The first quarter of fiscal 1998 was 14 weeks, compared to 13 weeks in the first quarter of fiscal 1997. In addition, merger-related and other costs associated with the merger with Viewlogic were 14% of revenue for the first half of fiscal 1998. Merger-related and other costs associated with the 1997 merger with EPIC Design Technology, Inc. were 4% of revenue for the comparable period in fiscal 1997. These higher levels of spending were partially offset by the expense reductions achieved in the second quarter of fiscal 1998 from the integration of Viewlogic into Synopsys' operations.

Research and development expenses as a percentage of total revenue decreased to 21% in the second quarter of fiscal 1998 from 24% in the second quarter of fiscal 1997. In absolute dollars, research and development expenses decreased to $36.1 million in the second quarter of fiscal 1998 from $37.3 million in the second quarter of fiscal 1997. The decrease, both as a percentage of revenue and in absolute dollars, was primarily the result of expense reductions obtained in the second quarter of fiscal 1998 from the integration of Viewlogic into Synopsys' operations. For the first half of fiscal 1998, research and development expenses were 22% of revenue compared to 24% for the comparable period in fiscal 1997. In absolute dollars, research and development was $76.3 million for the first half of fiscal 1998, compared to $73.1 million for the first half of fiscal 1997. The decrease as a percentage of revenue was primarily the result of expense reductions obtained in the second quarter of fiscal 1998 from the integration of Viewlogic into Synopsys' operations. The increase in absolute dollar expenses was primarily due to higher expense levels in the first six months of fiscal 1998 caused by the fact that the first quarter of fiscal 1998 contained 14 weeks instead of the 13 weeks contained in the first quarter of fiscal 1997.

Sales and marketing expenses as a percentage of total revenue decreased to 34% in the second quarter of fiscal 1998 from 37% in the second quarter of fiscal 1997. In absolute dollars, sales and marketing decreased to $57.3 million in the second quarter of fiscal 1998 from $58.5 million in the second quarter of fiscal 1997. The decrease, both as a percentage of revenue and in absolute dollars, was primarily the result of expense reductions obtained in the second quarter of fiscal 1998 from the integration of Viewlogic into Synopsys' operations. Sales and marketing expenses were 36% of revenue for the first half of fiscal 1998, compared to 37% for the first half of fiscal 1997. In absolute dollars, sales and marketing was $123.5 million for the first half of fiscal 1998, compared to $116.1 million for the first half of fiscal 1997. The decrease as a percentage of revenue was primarily the result of expense reductions obtained in the second quarter of fiscal 1998 from the integration of Viewlogic into Synopsys' operations. The increase in absolute dollar expenses was primarily due to higher expense levels in the first six months of fiscal 1998 caused by the fact that the first quarter of fiscal 1998 contained 14 weeks instead of the 13 weeks contained in the first quarter of fiscal 1997. In addition, bad debt expense increased in the first half of fiscal 1998 compared to the first half of fiscal 1997 as the result of reserves taken for potential accounts receivable write-offs in Asia.

General and administrative expenses as a percentage of total revenue decreased to 7% in the second quarter of fiscal 1998 from 8% in the second quarter of fiscal 1997. In absolute dollars, general and administrative expenses were $11.3 million in the second quarter of fiscal 1998, compared to $11.8 million in the second quarter of fiscal 1997. The decrease, both as a percentage of revenue and in absolute dollars, was primarily the result of expense reductions obtained in the second quarter of fiscal 1998 from the integration of Viewlogic into

Synopsys' operations. General and administrative expenses as a percentage of total revenue remained relatively constant at 7% for the first six months of both fiscal 1998 and 1997. In absolute dollars, general and administrative expenses were $24.5 million for the first six months of fiscal 1998, compared to $22.9 million for the same period in fiscal 1997. The increase in absolute dollar expenses was primarily due to higher expense levels in the first six months of fiscal 1998 caused by the fact that the first quarter of fiscal 1998 contained 14 weeks instead of the 13 weeks contained in the first quarter of fiscal 1997.

In connection with its merger with Viewlogic, the Company recorded an additional charge of $11.9 million for merger-related and other costs in the second quarter of fiscal 1998, resulting in $47.9 million of charges for the first half of fiscal 1998. The Company expects to record another charge between $3.0 million and $5.0 million in the third quarter of fiscal 1998 and anticipates that this will be the final charge incurred in connection with the merger. Charges for the first half of fiscal 1998 included direct transaction fees for investment bankers, attorneys, accountants, and other related costs of $9.3 million, employee termination and transition costs of $11.7 million, legal and other settlements of $6.8 million, writedown of equipment and other assets of $8.3 million, and redundant facility and other costs of $11.8 million. As of March 31, 1998, there was a balance of $14.1 million in accrued liabilities for expected future cash expenditures.

The Company also incurred an in-process research and development charge of $4.2 million in the first half of fiscal 1998 in connection with the acquisitions of two privately-held companies in the EDA industry.

The provision for income taxes was 34% of income before taxes in the second quarter of fiscal 1998. For the first half of fiscal 1998, the provision for income taxes was 34% of income before income taxes plus additional taxes of $5.5 million resulting from nondeductible expenses for merger-related costs incurred in the first quarter. This resulted in an overall income tax rate of 50% of income before taxes for the first half of fiscal 1998.

In the first half of fiscal 1998, the Company recorded an extraordinary gain on extinguishment of debt of $1.9 million, net of income tax expense of $1.0 million, related to certain interest bearing notes issued by the Company to IBM.

Net income was $25.5 million in the second quarter of fiscal 1998, compared to $6.9 million in the same period of fiscal 1997. For the first half of fiscal 1998, net income was $19.1 million, compared to $31.2 million for the first six months of fiscal 1997. In the absence of nonrecurring charges, primarily related to the Company's merger with Viewlogic Systems, Inc. and an extraordinary gain on retirement of debt, net income would have been $33.4 million in the second quarter of fiscal 1998 and $57.1 million for the first half of fiscal 1998.

The Company's book-to-bill ratio for the second quarter of fiscal 1998 was above one. The book-to-bill ratio measures the ratio of accepted orders to revenue.

Liquidity and Capital Resources

For the first six months of fiscal 1998, cash and short-term investments increased $70.4 million to $505.2 million. The increase in cash and short-term investments was due primarily to cash generated from operations, proceeds from the sale of common stock, and proceeds from the sale of long-term investments, partially offset by purchases of property and equipment, payments on debt obligations and acquisitions.

The Company believes that the existing cash and short-term investments balance of $505.2 million and anticipated cash flow from operations will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for at least the next twelve months.

Factors That May Affect Future Results

The Company expects that its revenue growth during fiscal year 1998 will be lower than it historically has been. Because of low growth in the printed circuit board and systems portion of Viewlogic's business, weakness in Asian currencies, especially the Japanese yen, and overall weakness in Asia-Pacific economies, for the rest of fiscal year 1998 the Company will emphasize earnings growth rather than revenue growth. The Company is seeking to manage expenses, although there is no assurance that cost savings will be achieved. In addition, the Company, which has a 53-week financial calendar in fiscal 1998, absorbed the additional week of expenses in the first quarter. To the extent that revenue growth exceeds the Company's current expectations, the Company will use the opportunity to build its backlog for future quarters.

The Company attempts to manage its business to achieve quarter-to-quarter revenue and earnings growth. In recent years, achieving predictable revenue and earnings growth has become more difficult. Quarterly revenue and earnings are affected by a number of factors, including customer product demand, product license terms, the size of the Company's backlog, and the timing of revenue recognition on products and services sold. In recent years, the Company's orders have become more seasonal, with the first quarter of the Company's fiscal year typically being the weakest, having a book-to-bill ratio at or below one, and the fourth quarter the strongest. The Company increasingly receives a disproportionate volume of orders in the last week of the quarter. In addition, an increasing amount of the Company's orders involve products and services which yield revenue (or a significant portion thereof) over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale, including time-based product licenses, consulting services, development contracts and royalties. Because of these trends, the Company's ability to convert orders, particularly those received late in a quarter, or backlog, to revenue in any quarter is less certain, and the Company is more vulnerable to delays in individual large orders, than it historically has been. It is therefore possible for the Company to fall short in its revenue and/or earnings plan for a given quarter even while orders and backlog remain on plan. Ultimately, long-term revenue and earnings growth is dependent upon the successful development and sale of the Company's products and services over a sustained period of time.

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

The EDA industry is highly competitive. The Company's products and services compete with similar products and services from other EDA vendors and with other EDA products and services for a share of the EDA budgets of their customers. The Company's products also compete with customers' internally-developed design tools and design capabilities. The Company's competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. ("Cadence"), Mentor Graphics, Inc. ("Mentor") and Avant! Corporation ("Avant!"), as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit ("IC") design process. In order to remain successful against such competition, the Company will have to continue to enhance its current products and to develop and introduce new products on a timely and cost-effective basis that are based on industry-leading technology and that address the increasingly sophisticated needs of its customers. The Company also will have to expand its ability to offer consulting services. The failure to achieve such product enhancement and development or to expand its ability to offer such services would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Historically, much of the Company's growth has been attributable to the strength of its logic synthesis products. Opportunities for growth in market share in this area are limited and overall growth in the market for such products has slowed. The Company is seeking to add new products to its portfolio through internal development and, where it deems appropriate, acquisition. Among the most important new products offered by the Company are its Cell-Based Array library, PrimeTime timing estimator, Cyclone simulation accelerator, Formality verification and Module Compiler datapath synthesis products. These products have achieved initial customer acceptance, but the Company will only derive significant revenue from these products if they are accepted by a broad range of customers. In addition, the Company is attempting to expand its capacity to offer consulting services. There can be no assurance that the Company will be successful in introducing new products or expanding its services business, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business has benefited from the rapid worldwide growth of the semiconductor industry. Purchases of the Company's products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers. The outlook for the semiconductor industry for the remainder of 1998 is uncertain, owing in part to adverse economic conditions in Asia. Slower growth in the semiconductor industry, and/or a reduced number of design starts, could have a material adverse effect on the Company's business, financial condition and results of operations.

In recent years, international revenue has accounted for almost half of the Company's revenue. The Company expects that international revenue will continue to account for a significant portion of its revenue in the future. As a result, changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, revenue from sales in Japan during the first half of fiscal 1998 were adversely affected by the weakness of the yen against the dollar and the deferral of investments in semiconductor facilities and technology by Japanese companies. Continued weakness of the yen and the Japanese economy are likely to adversely affect revenue from Japan during the remainder of fiscal 1998. In addition, recent significant declines in the value of the currencies of many countries in the Asia Pacific region have affected the Company's sales in the region. This is particularly true in Korea and Taiwan, which are important markets for the Company in the Asia Pacific region. Continued instability in Asian currency markets and economies would continue to have an adverse effect on the Company's results of operations.

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

The Company's success is dependent on technical and other contributions of key employees. The Company participates in a dynamic industry, with significant start-up activity, and has its headquarters in Silicon Valley, where skilled technical, sales and management employees are in high demand. The Company has experienced, and may continue to experience, significant employee and management turnover. In addition, there is a limited number of qualified EDA engineers, and the competition for such individuals is intense. There can be no assurance that the Company can continue to recruit and retain key personnel. Failure to successfully recruit and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Year 2000 Compliance

There has been significant public discussion about the potential inability of computer programs and systems to adequately process date information after December 31, 1999. The Company has inspected or tested certain of its products to determine whether they will be affected by the change in the century. None of the Company's tested products experienced significant date-related failures. The Company anticipates achieving so-called "Year 2000 compliance", consistent with industry standards, with its active products and is developing a plan for meeting year 2000 compliance, of all products on an ongoing basis. The Company's prior inspecting and testing has not required, and its anticipated inspection, testing and compliance efforts are not expected to require, the Company to incur any material expense.

In addition, the Company continues to implement the program, to be completed in 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products, and to modify or replace all non-compliant products. The Company relies on widely-available commercial products rather than proprietary software, and has received Year 2000 assurances from some of its main suppliers. Based on the information available to date, the Company believes that it will be able to complete its Year 2000 compliance review and make any necessary modifications prior to the end of 1999. The Company further believes that such review and modification, if any, will not require the Company to incur any material expense. However, the compliance of systems acquired from third parties is dependent on factors outside the Company's control. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, the Company could incur substantial cost and disruption, which would potentially have a material adverse effect on the Company's business.

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's 1997 annual meeting of stockholders was held on February 27, 1998. The following directors were elected by the stockholders:

                  Chi-Foon Chan
                  Deborah A. Coleman
                  Aart J. de Geus
                  Harvey C. Jones, Jr.
                  William W. Lattin
                  A. Richard Newton
                  Steven C. Walske

                  The following additional matters were submitted to the stockholders for vote at the meeting:

                  1. Approval of an amendment to the Company's Employee Stock Purchase Plan and International Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,400,000 shares. Of the total shares voting on the foregoing resolution, 47,189,284 voted in favor, 11,958,971 against and 38,374 abstained.

                  2. Approval of an amendment to the Company's 1994 Non-Employee Directors Stock Option Plan to (i) increase the number of options to purchase shares of Common Stock granted to non-employee directors who are re-elected to the Board of Directors from 8,000 shares per year to 10,000 shares per year; (ii) provide an annual option grant to newly-elected or newly-appointed directors; (iii) provide an annual grant of options to purchase 5,000 shares of Common Stock as compensation for service on selected committees of the Board of Directors, subject to a limit of two such grants per non-employee director per year; and (iv) provide that annual option grants and committee-service grants vest immediately prior to the first Annual Meeting following the date of the grant. Of the total shares voting on the foregoing resolution, 49,759,437 voted in favor, 9,309,113 against and 118,079 abstained.

                  3. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending September 30, 1998. Of the total shares voting on the foregoing resolution, 59,135,086 voted in favor, 20,934 against and 30,609 abstained.

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


Date:   May 18, 1998                    SYNOPSYS, INC.
                                        (Registrant)


                                        By: /s/  Mark D. Nelson
                                            -------------------------------
                                            Mark D. Nelson
                                            Vice President Finance and
                                            Controller
                                            (Principal Financial
                                            and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number              Description
------              -----------
27                  Financial Data Schedule