Form 10-Q
period 1998-07-04
SYNOPSYS INC
filed 1998-08-17
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1998

                                       or

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

As of August 8, 1998, there were approximately 66,801,421 shares of the Registrant's Common Stock outstanding.

                                 SYNOPSYS, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                           PAGE NO.

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets-
                      June 30, 1998 and September 30, 1997                        3

                  Condensed Consolidated Statements of Income-
                      Three months and nine months ended
                      June 30, 1998 and 1997                                      4

                  Condensed Consolidated Statements of Cash Flows-
                      Nine months ended June 30, 1998 and 1997                    5

                  Notes to Condensed Consolidated Financial Statements          6-9

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10-15


PART II.    OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                   16

              Signature                                                          17


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)


                                                                            JUNE 30,            SEPTEMBER 30,
                                                                               1998                1997
                                                                            ---------           ---------
ASSETS

Current assets:
     Cash and cash equivalents                                              $ 166,094           $ 126,414
     Short-term investments                                                   422,645             308,416
                                                                            ---------           ---------
         Cash and short-term investments                                      588,739             434,830
                                                                            ---------           ---------

     Accounts receivable, net of allowances of  $12,099 and
         $8,213, respectively                                                 111,190             119,030
     Prepaid expenses, deferred income taxes and other                         38,659              36,580
                                                                            ---------           ---------
         Total current assets                                                 738,588             590,440
                                                                            ---------           ---------

Property and equipment, net                                                    87,998              92,079
Capitalized software development costs, net of accumulated
     amortization of $7,293 and $10,888, respectively                           4,017               7,297
Long-term investments                                                          43,785              61,056
Other assets                                                                   22,010              17,717
                                                                            ---------           ---------
         Total assets                                                       $ 896,398           $ 768,589
                                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                               $ 121,938           $ 114,881
     Current portion of long-term debt                                          6,034               8,964
     Income taxes payable                                                      14,691              33,282
     Deferred revenue                                                         117,978              97,523
                                                                            ---------           ---------
         Total current liabilities                                            260,641             254,650
                                                                            ---------           ---------

Long-term debt                                                                  3,839               9,191
Deferred compensation                                                           5,871               3,205

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares outstanding                                                     --                  --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; 66,687,000 and 63,844,000 shares
         outstanding, respectively                                                667                 638
     Additional paid-in capital                                               408,908             334,086
     Retained earnings                                                        205,462             151,664
     Cumulative translation adjustment                                         (3,281)             (1,552)
     Net unrealized gain on investments                                        14,291              16,707
                                                                            ---------           ---------
         Total stockholders' equity                                           626,047             501,543
                                                                            ---------           ---------

         Total liabilities and stockholders' equity                         $ 896,398           $ 768,589
                                                                            =========           =========


                             See accompanying notes

                                 SYNOPSYS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                        ------------------                ------------------
                                                        1998          1997                1998          1997
                                                        ----          ----                ----          ----
Revenue:
     Product                                         $ 102,036    $ 103,464             $ 315,524    $ 302,896
     Service                                            77,570       59,146               208,399      170,388
                                                     ---------    ---------             ---------   ----------
         Total revenue                                 179,606      162,610               523,923      473,284
                                                      --------     --------             ---------   ----------

Cost of revenue:
     Product                                             8,898        9,367                25,991       27,355
     Service                                            14,428       13,676                42,117       36,189
                                                      --------       ------               -------     --------
         Total cost of revenue                          23,326       23,043                68,108       63,544
                                                      --------       ------               -------     --------

Gross margin                                           156,280      139,567               455,815      409,740
                                                      --------      -------               -------      -------

Operating expenses:
     Research and development                           37,381       37,324               113,716      110,445
     Sales and marketing                                58,403       60,039               181,857      176,113
     General and administrative                         11,553       10,825                36,097       33,732
     Merger-related and other costs                      3,121           --                51,009       11,400
     In-process research and development                    --           --                 4,191         5,500
                                                    ----------       ------               -------       -------
         Total operating expenses                      110,458      108,188               386,870      337,190
                                                       -------      -------               -------      -------

Operating income                                        45,822       31,379                68,945       72,550
Other income, net                                        6,710        5,753                18,070       19,542
                                                      --------    ---------              --------     --------
Income before income taxes                              52,532       37,132                87,015       92,092
Income tax provision                                    17,861       13,012                35,086       36,735
                                                       -------     --------              --------     --------
Income before extraordinary item                        34,671       24,120                51,929       55,357
Extraordinary item - gain on extinguishment of
     debt, net of income tax expense                        --           --                 1,869           --
                                                 -------------  -----------             ---------      -------
Net income                                            $ 34,671    $  24,120              $ 53,798     $ 55,357
                                                      ========    =========              ========     ========


Basic earnings per share:
     Income before extraordinary item                $     .52     $    .39             $     .80    $     .89
     Extraordinary item                                     --           --                   .03           --
                                                    ----------    ---------             ---------   ----------
     Net income                                      $     .52     $    .39             $     .83    $     .89
                                                     =========     ========             =========    =========
     Weighted average common shares                     66,104       62,611                65,129       62,039
                                                        ======       ======                ======       ======

Diluted earnings per share:
     Income before extraordinary item                $     .50      $   .37              $    .76     $    .85
     Extraordinary item                                     --           --                   .03           --
                                                    ----------   ----------              --------    ---------
     Net income                                      $     .50    $     .37              $    .79     $    .85
                                                     =========    =========              ========     ========
     Weighted average common shares
         and equivalents                                69,311       65,335                68,259       65,115
                                                        ======       ======                ======       ======



                             See accompanying notes

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                                --------
                                                                         1998                1997
                                                                      ---------           ---------
Cash flows from operating activities:
     Net income                                                       $  53,798           $  55,357
     Adjustments to reconcile net income to cash flows
        provided by operating activities:
        Extraordinary gain on extinguishment of debt                     (1,869)                 --
        Depreciation and amortization                                    32,686              29,120
        Interest accretion on notes payable                                 297                 414
        Provision for doubtful accounts and sales returns                 3,886               1,360
        Tax benefit associated with stock options                        16,207              22,262
        Deferred revenue                                                 20,455              10,689
        Deferred income taxes                                            (5,268)             (5,538)
        Noncash merger-related and other costs                            8,198               3,084
        In-process research and development                               4,191               5,500
        Gain on sale of long-term investments                            (5,965)            (13,856)
        Net change in assets and liabilities:
           Accounts receivable                                            3,955             (24,668)
           Prepaid expenses and other                                     2,531              (6,247)
           Other assets                                                  (6,661)                (81)
           Accounts payable and accrued liabilities                       4,803              (5,601)
           Income taxes payable                                         (16,320)              1,872
           Deferred compensation                                          2,666               2,731
                                                                      ---------           ---------
              Net cash provided by operating activities                 117,590              76,398
                                                                      ---------           ---------

Cash flows from investing activities:
     Proceeds from sales of long-term investments                        16,757              16,635
     Proceeds from sale of business unit                                     --               3,000
     Purchases of long-term investments                                    (998)            (22,124)
     Purchases and maturities of short-term investments, net           (111,122)            (20,340)
     Purchases of property and equipment                                (29,164)            (38,729)
     Acquisitions (net of cash acquired)                                 (2,236)                 --
     Capitalization of software development costs                        (1,393)             (3,102)
     Decrease in deposits and other                                          --                 (56)
                                                                      ---------           ---------
              Net cash used in investing activities                    (128,156)            (64,716)
                                                                      ---------           ---------

Cash flows from financing activities:
     Principal payments on debt obligation                               (6,670)             (8,495)
     Proceeds from sale of common stock                                  58,645              33,297
     Purchases of treasury common stock                                      --             (13,026)
     Repayment of foreign tax grant                                          --              (1,304)
                                                                      ---------           ---------
              Net cash provided by financing activities                  51,975              10,472
                                                                      ---------           ---------

Effect of exchange rate changes on cash                                  (1,729)               (883)

Net increase in cash and cash equivalents                                39,680              21,271
Cash and cash equivalents, beginning of period                          126,414              87,100
                                                                      ---------           ---------
Cash and cash equivalents, end of period                              $ 166,094           $ 108,371
                                                                      =========           =========

Supplemental Disclosure:
      Cash paid during the period for:
          Interest                                                    $     568           $     629
                                                                      =========           =========
          Income taxes                                                $  40,447           $  18,942
                                                                      =========           =========



                             See accompanying notes

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     Synopsys, Inc. (the Company or Synopsys) is a leading supplier of electronic design automation (EDA) solutions to the global electronics market. The Company provides comprehensive design technologies, consulting services and support to creators of advanced integrated circuits, electronic systems and systems on a chip.

     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal adjustments, except for merger-related and other costs and in-process research and development charges, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' condensed consolidated financial position, the results of their operations, and their cash flows for the periods presented. The consolidated results of operations for the period ended June 30, 1998, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 30, 1997, included in the Company's 1997 Annual Report on Form 10-K and the Company's Registration Statement on Form S-4 dated November 7, 1997, filed in connection with the Company's merger with Viewlogic Systems, Inc. (Viewlogic).

     For financial reporting purposes, the Company reports on a 13-week quarter and a 52 or 53-week year. Due to the fact that fiscal 1998 contains 53 weeks, the first quarter of fiscal 1998 contained 14 weeks, while the first quarter of fiscal 1997 contained 13 weeks. For presentation purposes, the consolidated financial statements refer to the quarter's calendar month end.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

     In connection with the adoption of SOP 97-2, the Company has analyzed all of the elements included in its multiple-element arrangements and determined that the Company has sufficient evidence to allocate revenue to the license and PCS components of certain of its time-based product licenses. Accordingly, the portion of the time-based license fee allocated to the license component is recognized upon delivery of the software product and the portion of the fee allocated to PCS is recognized ratably over the term of the support. Prior to the adoption of SOP 97-2, all revenue from time-based product licenses was recognized ratably over the term of the license. Software subscriptions continue to be recognized on a ratable basis.

3.   BUSINESS COMBINATIONS

     On December 4, 1997, the Company issued approximately 11.3 million shares of its common stock in exchange for all the outstanding shares of common stock of Viewlogic, a worldwide supplier of EDA software. In addition, options to acquire Viewlogic's common stock were exchanged for options to acquire approximately 2.8 million shares of the Company's common stock. The merger was accounted for as a pooling of interests, and accordingly, the Company's condensed consolidated financial statements have been restated to include the financial position and results of Viewlogic for all periods presented.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

     (in thousands)                                                Synopsys        Viewlogic         Combined
                                                                   --------        ---------         --------
     Three months ending December 31, 1996
             Total revenue                                      $  116,710       $  37,193         $ 153,903
             Net income                                             19,076           5,256            24,332

     Three months ending December 31, 1997
             Total revenue                                      $  137,094       $  37,118         $ 174,212
             Extraordinary gain                                      1,869              --             1,869
             Net loss                                               (4,627)         (1,773)           (6,400)

     Adjustments to conform Viewlogic's method of accounting for sales commissions with that of the Company reduced combined net income by approximately $250,000 and $745,000 for the three and nine months ended June 30, 1997, respectively.

     The Company incurred merger-related and other costs of $3.1 million and $51.0 million for the third quarter and first nine months of fiscal 1998, respectively. The following table presents the components of merger-related and other costs recorded for the nine months ended June 30, 1998, along with charges against the reserves through June 30, 1998:

                                                                            Noncash        June 30, 1998
                                                                            Writedown          Reserve
      (in thousands)                    Total Charge      Amounts Paid      of Assets          Balance
                                        ------------      ------------      ---------          -------
     Transaction costs                     9,245            (8,094)                            1,151
     Employee termination and
       transition costs                   11,849           (10,537)                            1,312
     Writedown of equipment and
       other assets                        8,198                              (8,198)           --
     Legal and other settlements           7,063            (5,713)                            1,350
     Redundant facility and other costs   14,654            (9,925)                            4,729

                                         -------          ---------         --------         -------
            Total                        $51,009          $(34,269)          $(8,198)         $8,542
                                         =======          =========         ========         ======

     The Company expects that all significant amounts included in the June 30, 1998, reserve balance will be paid within the next nine months.

     The Company acquired two smaller privately held companies in the EDA industry in October 1997, each of which has been accounted for as a purchase. The purchase price, acquisition costs and net liabilities assumed for these acquisitions totaled approximately $4.2 million, which was allocated to in-process research and development and charged to operations in the first quarter of fiscal 1998 because the acquired technology had not reached technological feasibility and had no alternative uses.

4.   EARNINGS PER SHARE

     On October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method. All earnings per share amounts for all periods presented have been restated to conform to SFAS 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                             Income          Shares         Per-Share
                                           (Numerator)    (Denominator)      Amount
                                           -----------    -------------      ------
Three months ending June 30, 1997:

Basic EPS:
Net income                                  $24,120           62,611          $0.39
Effect of dilutive securities:
      Stock options outstanding                  --            2,724           (.02)
                                            -------          -------          -----
   Diluted EPS:
Net income                                  $24,120           65,335          $0.37
                                            =======          =======          =====

Three months ending June 30, 1998:

Basic EPS:
Net income                                  $34,671           66,104          $0.52
Effect of dilutive securities:
      Stock options outstanding                  --            3,207           (.02)
                                            -------          -------          -----
  Diluted EPS:
Net income                                  $34,671           69,311          $0.50
                                            =======          =======          =====

Nine months ending June 30, 1997:

Basic EPS:
Net income                                  $55,357           62,039          $0.89
Effect of dilutive securities:
      Stock options outstanding                  --            3,076          (0.04)
                                            -------          -------          -----
  Diluted EPS:
Net income                                  $55,357           65,115          $0.85
                                            =======          =======          =====

Nine months ending June 30, 1998:

Basic EPS:
Income before extraordinary item            $51,929           65,129          $0.80
Extraordinary item                            1,869               --           0.03
                                            -------          -------          -----
Net income                                  $53,798           65,129          $0.83
Effect of dilutive securities:
        Stock options outstanding                --            3,130          (0.04)
                                            -------          -------          -----
Diluted EPS:
    Net income                              $53,798           68,259          $0.79
                                            =======          =======          =====

5.   EXTRAORDINARY ITEM

     In fiscal 1996, the Company and International Business Machines Corporation
     (IBM) entered into a six-year Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property (the Agreement). In accordance with the Agreement, the Company issued $30.0 million in notes, which bear interest at 3%, and are payable to IBM upon the earlier of achievement of scheduled milestones or at maturity in 2006. In the first quarter of fiscal 1998, the Company and IBM modified the terms of one of the notes which has been accounted for as an extinguishment of debt. Accordingly, the Company recorded an extraordinary gain of $1.9 million, net of tax, related to the extinguishment of the note. As of June 1998, the notes had a remaining balance of $8.2 million, of which $3.1 million is included in long-term obligations.

6.   SUBSEQUENT EVENTS

     In July 1998, the Company acquired Systems Science, Inc. (SSI) based in Palo Alto, California. SSI is a developer of advanced tools for electronic design verification and test. The acquisition will be accounted for as a purchase with the Company exchanging a combination of cash of $26.0 million and notes of $12.0 million, for all of the outstanding shares of SSI. In addition, the Company has reserved 318,411 shares of its common stock for issuance under SSI's outstanding stock options, which the Company assumed in the acquisition. Based on preliminary estimates, the Company expects that a substantial portion of the total purchase price will be allocated to in-process research and development and will be charged to operations during the quarter ended September 30, 1998 because the acquired technology has not reached technological feasibility and has no alternative future use.

     In July 1998, the Company announced that its Board of Directors authorized a systematic stock repurchase program under which up to 3.25 million shares of Synopsys' outstanding common stock may be acquired in the open market at prevailing prices over the next 24 months. The purchases will be funded from available working capital and will be used for ongoing stock issuances such as for existing employee stock plans.

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are now required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company must adopt SFAS No. 133 by October 1, 1999. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

RESULTS OF OPERATIONS

Business Combination. On December 4, 1997, the Company acquired Viewlogic, a Delaware corporation, by the merger (the Merger) of a wholly owned subsidiary of the Company, Post Acquisition Corp., a Delaware corporation (Sub), with and into Viewlogic. The Merger was accomplished pursuant to the Agreement and Plan of Merger, dated as of October 14, 1997, among the Company, Sub, and Viewlogic (the Merger Agreement). The Merger of Sub with and into Viewlogic occurred following the approval of the Merger Agreement by the stockholders of Viewlogic, and the approval of the issuance of the Company's Common Stock in connection with the Merger by the stockholders of the Company, at stockholders' meetings held on December 4, 1997, and the satisfaction of certain other closing conditions. As a result of the Merger, each outstanding share of Viewlogic Common Stock was converted into 0.6521 shares of the Company's Common Stock (the Conversion Ratio), and Viewlogic became a wholly owned subsidiary of the Company.

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

Prior to the Merger, Viewlogic supplied electronic design automation software, which is used to accelerate and automate the design and verification of advanced integrated circuits, printed circuit boards and electronic systems, and provided related services. Viewlogic's IC and system-on-a-chip design products, people and facilities have been merged into the Synopsys organization. Simulation, modeling and hardware-software co-verification products of both companies have been consolidated under a newly created High Level Verification Group, and timing products and test products have been grouped together in Synopsys' existing business units. The printed circuit board and systems portions of Viewlogic's business are being continued in a wholly-owned subsidiary of Synopsys, based in Marlboro, Massachusetts, Viewlogic's former headquarters.

Revenue. Revenue for the third quarter of fiscal 1998 increased 10% to $179.6 million from $162.6 million in the third quarter of fiscal 1997. Revenue for the first nine months of fiscal 1998 increased 11% to $523.9 million from $473.3 million for the comparable period in fiscal 1997. The growth in revenue for both periods was primarily attributable to increased service revenue for both EDA ASIC tools and PCB design systems. Product revenue as a percentage of total revenue decreased to 57% in the third quarter of fiscal 1998, compared to 64% in the third quarter of fiscal 1997. This decrease in product revenue is due to the decline of PCB design systems product revenue, partially offset by growth in EDA ASIC tools revenue. Product revenue as a percentage of total revenue for the first nine months of fiscal 1998 was 60%, compared to 64% for the comparable period in fiscal 1997. The decrease for both periods of fiscal 1998 was due in part to strong growth in service revenue from training and consulting services and the renewal of maintenance and support contracts during fiscal 1998.

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

In connection with the adoption of SOP 97-2, the Company has analyzed all of the elements included in its multiple-element arrangements and determined that the Company has sufficient evidence to allocate revenue to the license and PCS components of certain of its time-based product licenses. Accordingly, the portion of the time-based license fee allocated to the license component is recognized upon delivery of the software product and the portion of the fee allocated to PCS is recognized ratably over the term of the support. Prior to the adoption of SOP 97-2, all revenue from time-based product licenses was recognized ratably over the term of the license. Software subscriptions continue to be recognized on a ratable basis.

International revenue as a percentage of total revenue was 41% in the third quarter of fiscal 1998, the same percentage as in the third quarter of fiscal 1997. Although international revenue was constant as a percentage of total revenue, Asia/Pacific revenue decreased as a percentage of revenue in the current quarter compared to the third quarter of fiscal 1997. This decrease was offset by an increase in European revenue in the third quarter of fiscal 1998 compared to the same quarter in fiscal 1997. For the first nine months of fiscal 1998, international revenue was 40% of total revenue, compared to 42% for the comparable period in fiscal 1997. The decrease in international revenue for the first nine months of 1998 was primarily due to a decline in Asia/Pacific revenue as a result of the economic turmoil in many Asia/Pacific markets. However, the year to date decrease was partially offset by growth in European revenue.

Cost of Revenue. Cost of revenue was 13% of revenue in the third quarter of fiscal 1998, compared to 14% of revenue in the third quarter of fiscal 1997. The reduction in cost of revenue resulted from lower service costs as a percentage of revenue. Service cost as a percentage of revenue in the third quarter of fiscal 1997 reflects the Company's investment in the infrastructure required to build its training and consulting business. Cost of revenue as a percentage of total revenue remained relatively constant at 13% for the first nine months of fiscal 1998 and 1997. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products.

Research and Development. Research and development expenses as a percentage of total revenue decreased to 21% in the third quarter of fiscal 1998 from 23% in the third quarter of fiscal 1997. In absolute dollars, research and development expenses increased slightly to $37.4 million in the third quarter of fiscal 1998 from $37.3 million in the same quarter of fiscal 1997. The increase in absolute dollar amounts was primarily the result of compensation costs resulting from the Company's annual employee performance evaluation in April, offset by expense reductions in the current quarter of fiscal 1998 obtained from the integration of Viewlogic into Synopsys' operations. For the first nine months of fiscal 1998, research and development expenses were 22% of total revenue compared to 23% for the same period in fiscal 1997. In absolute dollars, research and development was $113.7 million for the first nine months of fiscal 1998, compared to $110.4 million for the first nine months of fiscal 1997. The increase in absolute dollar amounts was primarily due to the additional week of operations in the current fiscal year to date compared to the comparable period in the prior year and compensation costs attributable to the Company's annual employee performance evaluation in April, partially offset by expense reductions in the second and third quarters of fiscal 1998 obtained from the integration of Viewlogic into Synopsys' operations.

Sales and Marketing. Sales and marketing expenses as a percentage of total revenue decreased to 33% in the third quarter of fiscal 1998 from 37% in the third quarter of fiscal 1997. In absolute dollars, sales and marketing decreased to $58.4 million in the third quarter of fiscal 1998 from $60.0 million in the comparable quarter of fiscal 1997. The decrease, both as a percentage of revenue and in absolute dollars, was primarily the result of expense reductions obtained in the current quarter of fiscal 1998 from the integration of Viewlogic into Synopsys' operations, partially offset by compensation expenses resulting from the Company's annual employee performance evaluation in April. Sales and marketing expenses were 35% of total revenue for the first nine months of fiscal 1998, compared to 37% for the first nine months of fiscal 1997. In absolute dollars, sales and marketing was $181.9 million for the first nine months of fiscal 1998, compared to $176.1 million for the same period in fiscal 1997. The decrease as a percentage of total revenue was primarily the result of expense reductions in the second and third quarters of fiscal 1998 obtained from the integration of Viewlogic into Synopsys' operations. The increase in absolute dollar amounts was primarily due to an additional week of operations in the current fiscal year to date compared to the comparable period in the prior year; bad debt reserves taken for potential accounts receivable write-offs in Asia in the second quarter of fiscal 1998; and compensation costs attributable to the Company's annual employee performance evaluation in April. These expenditures were partially offset by cost reductions in the second and third quarters of fiscal 1998 obtained from the integration of Viewlogic into Synposys' operations.

General and Administrative. General and administrative expenses as a percentage of total revenue decreased slightly to 6% in the third quarter of fiscal 1998 from 7% in the third quarter of fiscal 1997. In absolute dollars, general and administrative expenses were $11.6 million in the third quarter of fiscal 1998, compared to $10.8 million in the third quarter of fiscal 1997. The increase in absolute dollar amounts was primarily due to compensation costs attributable to the Company's annual employee performance evaluation in April, partially offset by expense reductions in the current quarter of fiscal 1998 obtained from the integration of Viewlogic into Synopsys' operations. General and administrative expenses as a percentage of total revenue remained relatively constant at 7% for the first nine months of fiscal 1998 and fiscal 1997. In absolute dollars, general and administrative expenses were $36.1 million for the first nine months of fiscal 1998, compared to $33.7 million for the same period in fiscal 1997. The increase in absolute dollar amounts was primarily due to an additional week of operations in the current fiscal year to date compared to the comparable period of the prior year and compensation costs attributable to the Company's annual employee performance evaluation in April. These expenditures were partially offset by cost reductions in the second and third quarters of fiscal 1998 obtained from the integration of Viewlogic into Synopsys' operations.

Merger-Related and Other Costs. Primarily in connection with its merger with Viewlogic, the Company recorded an additional charge of $3.1 million for merger-related and other costs in the third quarter of fiscal 1998, resulting in $51.0 million of charges for the first nine months of fiscal 1998. The Company has recorded all charges incurred in connection with the merger. Merger-related and other charges for the first nine months of fiscal 1998 included direct transaction fees for investment bankers, attorneys, accountants, and other related costs of $9.2 million, employee termination and transition costs of $11.8 million, legal and other settlements of $7.1 million, writedown of equipment and other assets of $8.2 million, and redundant facility and other costs of $14.7 million. As of June 30, 1998, there was a balance of $8.5 million in accrued liabilities for expected future cash expenditures.

In-Process Research and Development. During the nine month period ended June 30, 1998, the Company acquired two privately held companies in the EDA industry for an aggregate total purchase price of $4.2 million, which was allocated to in-process research and development and charged to operations.

Other Income, net. Other income, net increased 16.6% to $6.7 million for the third quarter of fiscal 1998, compared to $5.8 million for the comparable period of the prior year and increased as a percentage of total revenue to 3.7% in the third quarter of fiscal 1998 from 3.5% in the comparable period in the prior year. The increase was primarily due to higher average invested cash and short-term investment balances, which yielded more interest income in the third quarter of fiscal 1998 compared to the comparable period in the prior year. The increase in the invested cash and short-term investment balances during the third quarter and the first nine months of fiscal 1998 resulted primarily from increased profitability from the Company's operations. Other income, net decreased 7.5%, to $18.1 million, compared to $19.5 million for the comparable period of the prior year and decreased as a percentage of total revenue to 3.4% in the first nine months of fiscal 1998 from 4.1% in the first nine months of fiscal 1997.

Income Tax Provision. For the first nine months of fiscal 1998, the provision for income taxes was 34% of income before income taxes plus additional taxes of $5.5 million resulting from nondeductible expenses for merger-related costs incurred in the first quarter. This resulted in an overall income tax rate of 40% of income before taxes for the first nine months of fiscal 1998. The Company does not anticipate any material change to the effective tax rate for the remainder of fiscal 1998.

Extraordinary Item. In the first nine months of fiscal 1998, the Company recorded an extraordinary gain on extinguishment of debt of $1.9 million, net of income tax expense of $1.0 million, related to certain interest bearing notes issued by the Company to IBM.

Net Income. Net income was $34.7 million in the third quarter of fiscal 1998, compared to $24.1 million in the same period of fiscal 1997. For the first nine months of fiscal 1998, net income was $53.8 million, compared to $55.4 million for the first nine months of fiscal 1997. In the absence of the merger-related charges, primarily related to the Company's merger with Viewlogic and the extraordinary gain on retirement of debt, net income would have been $36.7 million in the third quarter of fiscal 1998 and $93.9 million for the first nine months of fiscal 1998.

The Company's book-to-bill ratio for the third quarter of fiscal 1998 was above one. The book-to-bill ratio measures the ratio of accepted orders to revenue.

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of fiscal 1998, cash and short-term investments increased $153.9 million to $588.7 million. The increase in cash and short-term investments was due primarily to cash generated from operations, proceeds from the sale of common stock related to stock options exercised and stock sold under the employee stock purchase plan, and proceeds from the sale of long-term investments, partially offset by purchases of property and equipment, payments on debt obligations and acquisitions.

The Company believes that it has the financial resources needed to meet business requirements, including capital expenditures, working capital requirements, debt obligations outstanding and operating lease commitments for facilities at least through the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company expects that its revenue growth rate during fiscal year 1998 will be lower than it historically has been. Because of a contraction in revenues in the printed circuit board and systems portion of Viewlogic's business, weakness in Asian currencies, especially the Japanese yen, and overall weakness in Asia-Pacific economies, for the rest of fiscal year 1998 the Company will emphasize earnings growth rather than revenue growth. The Company is seeking to manage expenses, although there is no assurance that cost savings will be achieved. To the extent that revenue growth exceeds the Company's current expectations, the Company will use the opportunity to build its backlog for future quarters.

The Company attempts to manage its business to achieve quarter-to-quarter revenue and earnings growth. In recent years, achieving predictable revenue and earnings growth has become more difficult. Quarterly revenue and earnings are affected by a number of factors, including customer product demand, product license terms, the size of the Company's backlog, and the timing of revenue recognition on products and services sold. The Company's orders are seasonal, with the Company's first fiscal quarter typically being the weakest, having a book-to-bill ratio at or below one. An increasing amount of the Company's orders involve products and services which yield revenue (or a significant portion thereof) over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale, including time-based product licenses, and consulting services. As a result, the Company's ability to convert orders, particularly those received late in a quarter, or backlog, to revenue in any quarter is less certain than it historically has been. In addition, the Company increasingly receives a disproportionate volume of orders in the last week of the quarter, which makes it more vulnerable to delays in individual orders. It is therefore possible for the Company to fall short in its revenue and/or earnings plan for a given quarter even while orders and backlog remain on plan. Ultimately, long-term revenue and earnings growth is dependent upon the successful development and sale of the Company's products and services over a sustained period of time.

The EDA industry is highly competitive. The Company's products and services compete with similar products and services from other EDA vendors, and with other EDA products and services, for a share of the EDA budgets of its customers. The Company's products also compete with customers' internally-developed design tools and design capabilities. The Company's competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. ("Cadence"), Mentor Graphics, Inc. ("Mentor") and Avant! Corporation ("Avant!"), as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit ("IC") design process. In order to remain successful against such competition, the Company will have to continue to enhance its current products and to bring to market, both by internal development and through acquisition, new products on a timely and cost-effective basis that are based on industry-leading technology and that address the increasingly sophisticated needs of its customers. The Company also will have to expand its ability to offer consulting services. The failure to enhance existing products, develop and/or acquire new products, or to expand its ability to offer such services would have a material adverse effect on the Company's business, financial condition and results of operations.

Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Advances in semiconductor technology have created a need for tighter integration between logic design and physical design and for technologies which permit systematic reuse of design blocks in multiple ICs. As a result, the Company expects that competition will increasingly center on "design flows" involving a broad range of products (including both logic and physical design tools) and services rather than individual design tools. No single EDA company currently offers its customers industry-leading products in a complete design flow. The Company offers a wide range of logic design tools but currently offers a relatively limited range of physical design tools, a field which is dominated by Cadence and Avant! In addition, the Company has less capacity than Cadence to offer design consulting services.

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

The Company's business has benefited from the rapid worldwide growth of the semiconductor industry. Purchases of the Company's products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers. The outlook for the semiconductor industry for the remainder of 1998 and for 1999 is uncertain, owing in part to adverse economic conditions in Asia and to potential slowing of growth in the United States. A number of the Company's customers have announced layoffs of their employees, and the Company believes that their overall operating budgets will be more closely monitored, which could result in a lengthening of the sales cycle for EDA tools. In addition, there have been a number of mergers in the semiconductor and systems industries. Slower growth in the semiconductor and systems industries, a reduced number of design starts, or continued consolidation among the Company's customers may have a material adverse effect on the Company's business, financial condition and results of operations.

In recent years, international revenue has accounted for almost half of the Company's revenue. The Company expects that international revenue will continue to account for a significant portion of its revenue in the future. As a result, changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions could have a material adverse effect on the Company's business, financial condition and results of operations. Revenue from sales in Japan during fiscal 1998 has been adversely affected by the weakness of the yen against the dollar and the deferral of investments in semiconductor facilities and technology by Japanese companies. Continued weakness of the yen and the Japanese economy are likely to adversely affect revenue from Japan during the remainder of fiscal 1998 and into fiscal 1999. In addition, recent significant declines in the value of the currencies of many countries in the Asia Pacific region, particularly Korea and Taiwan, have affected the Company's sales in the region. The ongoing weakness in Japan's economy is expected to prolong and deepen the problems in the economies of the rest of Asia Pacific. Continued instability in Asian currency markets and economies would continue to have an adverse effect on the Company's results of operations.

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

The Company's success is dependent on technical and other contributions of key employees. The Company participates in a dynamic industry, with significant start-up activity, and has its headquarters in Silicon Valley, where skilled technical, sales and management employees are in high demand. The Company has experienced, and may continue to experience, significant employee and management turnover. In addition, there are a limited number of qualified EDA engineers, and the competition for such individuals is intense. There can be no assurance that the Company can continue to recruit and retain key personnel. Failure to successfully recruit and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000 COMPLIANCE

There has been significant public discussion about the potential inability of computer programs and systems to adequately process date information after December 31, 1999. In general the Company's software is not date sensitive. The Company has inspected or tested approximately 80% of its products to determine whether they will be affected by the change in the century and is developing a plan to test all products. None of the Company's tested products experienced significant date-related failures. The Company does not expect that it will experience significant date-related failures with respect to products to be tested or that, if it does, that it will incur substantial costs to fix such failures. In addition, the Company is developing a plan for achieving and maintaining Year 2000 compliance of all current products on an ongoing basis. The Company's prior inspecting and testing has not required, and its anticipated inspection, testing and compliance efforts are not expected to require, the Company to incur any material expense.

In addition, the Company continues to implement a program, to be completed in 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products, and to modify or replace all non-compliant products. The Company relies on widely-available commercial products rather than proprietary software, and has received Year 2000 assurances from some of its main suppliers. Most of the Company's systems have been determined to be Year 2000 compliant, including the Company's main enterprise software package. Based on the information available to date, the Company believes that it will be able to complete its Year 2000 compliance review and make any necessary modifications prior to the end of 1999. The Company expects that it will spend approximately $5 million to complete its review of its internal business systems. Based on the information available to date, the Company expects that it will not incur material expense to complete its review and to modify or replace non-compliant systems. However, the compliance of systems acquired from third parties is dependent on factors outside the Company's control. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, the Company could incur substantial cost and disruption, which would potentially have a material adverse effect on the Company's business.

EUROPEAN MONETARY UNIT

The Company's sales to European customers are primarily U.S. dollar based. However, the Company does recognize the emergence of a new monetary unit and the potential importance of such a new monetary unit to its customers residing in the European union. The Company's information systems are capable of functioning in multiple currencies. The Company has already started to make system changes to make all infrastructures capable of operations in the European Monetary Unit. The Company does not expect to incur significant expenses for these system changes. The Company does not expect any disruption in operations due to the European Monetary Unit implementation.

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     Exhibits

                  27         Financial Data Schedule

         (b.)     Reports on Form 8-K

                  None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 14, 1998                 SYNOPSYS, INC.
                                            (Registrant)


                                        By: /s/ Mark D. Nelson
                                            ------------------------------------
                                            Mark D. Nelson
                                            Vice President Finance and
                                            Controller
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
------                -----------
27                  Financial Data Schedule
