Form 10-K
period 1998-09-30
SYNOPSYS INC
filed 1998-12-23
CIK 883241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                             ----------------------

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
            Title of each class                       on which registered
            -------------------                       -------------------
                   None                                        None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                         Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of voting stock held by non-affiliates of the registrant as of December 4, 1998, was approximately $3,364,251,000.

        On December 4, 1998, approximately 68,361,000 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        (1) Portions of the registrant's 1998 Annual Report to Stockholders for the fiscal year ended September 30, 1998 are incorporated by reference into Parts I, II and IV hereof.

        (2) Portions of the registrant's Notice of Annual Meeting and Proxy Statement for the registrant's annual meeting of stockholders to be held on March 1, 1999 are incorporated by reference into Part III hereof.

        Except for the historical information presented, the matters discussed in this Form 10-K include forward looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange of 1934. The Company's actual results could differ materially from those projected in the forward looking statements as a result of risk factors that include, but are not limited to, those discussed under the caption "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders, which is incorporated by reference in this Form 10-K and is included in Exhibit 13.1 hereto, as well as factors discussed elsewhere in this Form 10-K.



                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Synopsys, Inc. ("Synopsys," or the "Company") is a leading supplier of electronic design automation (EDA) solutions to the global electronics industry. The Company develops, markets, and supports a wide range of integrated circuit
(IC) design, verification and analysis products that are used by designers of advanced ICs, including system-on-a-chip ICs, and electronic systems. The Company also provides consulting services to help its customers improve their IC design processes and, where requested, to assist them with their IC designs. The Company's products and services offer its customers the opportunity to improve the productivity of their IC designers and enhance their design quality of results, thereby lowering IC development and manufacturing costs and reducing the time to market for new products. Synopsys also provides training and support services for its customers. Synopsys was incorporated in Delaware in 1987.

ADDRESSING SEMICONDUCTOR CHALLENGES WITH EDA PRODUCTS

        Over the past three decades the semiconductor industry has developed technology that has dramatically increased the number of transistors that can be placed on a chip while simultaneously reducing the cost of manufacturing each chip. In addition to allowing a particular chip to do more than before, each chip also runs faster. A state-of-the-art IC may have several million transistors on it, many of which are smaller than one percent of the width of a human hair, and run at 1 gigahertz, a speed that was unheard of even two years ago. Increasingly, functions that formerly were performed by multiple ICs attached to a printed circuit board are being combined in a single chip, referred to as a system-on-a-chip. The increased capacity of ICs has fostered the development of computers, communications networks, consumer electronics, navigation systems, and many other goods and services with tremendous capabilities at relatively low cost.

        Exploiting this increased capacity presents challenges for the semiconductor and electronics industries. It takes substantial skill, time and effort on the part of chip designers to design a highly complex IC, running the risk that the product design and development cycle for a new product will lengthen while, at the same time, competition has shortened the life cycle of the product.

        The rapid pace of semiconductor technology advancement has created both a "designer productivity gap" and a "silicon performance gap." EDA products play a critical role in addressing these problems by providing IC designers with tools and techniques to (a) reduce the time and manual effort required to design, analyze and verify individual ICs, (b) improve the performance and density of complex IC designs, and (c) enhance the reliability of the IC design and manufacturing process.

        The designer productivity gap occurs because chip capability is increasing faster than the electronics industry is developing and deploying IC designers with skills required to make use of that capability. "High level" EDA tools help increase the productivity of designers by allowing them to specify the desired chip behavior using higher levels of abstraction than transistors, such as gates and Register-Transfer-Language descriptions, and deriving automatically the detailed final design from the higher level description. EDA tools also permit designers to analyze and verify the chip at these higher levels of abstraction. Additionally, as the electronics industry increasingly produces system-on-a-chip ICs, the EDA industry is developing tools and techniques for reusing existing IC designs and integrating disparate IC blocks onto a single chip, both of which offer the potential for significant time savings in the design cycle.

        The silicon performance gap occurs because the design effort required to develop a chip that fully exploits a new semiconductor technology increases as the size of the transistors shrink. A gap has developed between potential performance that can be provided by new semiconductor technology and what a designer can readily take advantage of. As ICs have increased in complexity, the problems faced by IC designers have changed. An IC designer has always had to accommodate the effects of certain physical phenomena such as delay, power consumption, cross-talk, and metal migration into an IC design. At larger transistor sizes, designers could essentially ignore some phenomena until late in the design process and use relatively simple approximations to estimate the effects of others. As transistor size has dropped, these problems became more acute. To help manage the silicon performance gap, the EDA industry has developed more accurate physical analysis tools to provide the designer with insight into a wide range of physical phenomena plaguing IC designs, and to help them devise design techniques that avoid these obstacles. As system-on-a-chip designs become more prevalent, the development of these types of tools will grow more important in closing the silicon performance gap.

SYNOPSYS PRODUCT OVERVIEW

        Synopsys provides products and services that help customers meet the challenges of producing leading edge ICs and the products that incorporate them. Synopsys' design tools include an extensive line of logic synthesis and system design and analysis products that allow an IC designer to describe chip behavior in a high-level language, convert that description into a gate-level representation, and analyze the expected performance of the chip at the gate level. Synopsys' design tools also include tools to facilitate testing of an IC after the IC is built, as well as design reuse products that help reduce design time by permitting the straight-forward reuse of previously-proven circuit "blocks." Synopsys is also actively extending its product line to include floor-planning, placement, and routing tools.

        Synopsys' verification products are used in several stages of the system and IC design process to ensure that the resulting IC performs the function that the IC designer intended. Synopsys' simulation products permit IC designers to simulate their designs at various levels of abstraction (behavioral, register transfer, gate-level, and switch logic level) and to explore tradeoffs between incorporating functionality in hardware or software. In addition, Synopsys is a leading provider of software and hardware models, which are used to test an IC design within the context of the system in which the IC will eventually be used.

        Synopsys' EPIC Technology Group offers an extensive line of software tools to analyze power, timing and reliability concerns in an IC design at the transistor level. As semiconductor technology advances and IC complexity increases, transistor-level tools are becoming increasingly important in helping to close the silicon performance gap.

        Synopsys offers its customers an extensive array of professional services, which can be tailored to meet their specific needs. These services may include methodology consulting, aimed at helping a customer improve its design process; design reuse consulting, which helps a customer modify its inventory of designs to facilitate their reuse in newer designs; and design assistance, which helps a customer design, verify or test a discreet portion of a chip or an entire chip. Synopsys' consulting services also include the provision of semiconductor libraries for IC vendors and their customers.

        The Company markets its products on a worldwide basis and offers comprehensive customer service, education, consulting, and support as integral components of its product offerings. Products primarily are marketed through its direct sales force. The Company has licensed its products to many of the world's leading semiconductor, computer, communications and electronics companies.

STRATEGY

        Synopsys' strategy is to develop and offer to its customers the tools and methodologies required to enable large-scale deep submicron and system-on-a-chip design. The Company is seeking to develop a balanced portfolio of products that address both the designer productivity gap and the silicon performance gap. While continuing to enhance the performance of its current logic design products, Synopsys intends to enter the market for physical design tools by introducing design planning and top level routing products, both of which will be tightly linked with its logic synthesis tools. Synopsys also is continuing to expand the range and performance of its verification and transistor-level analysis products, and continuing its development of tools and techniques for enhancing design reuse. Finally, the Company will expand its ability to offer consulting services to its customers to assist them in taking full advantage of advances in semiconductor technology.

MERGER WITH VIEWLOGIC SYSTEMS

        In December 1997, the Company merged with Viewlogic Systems, Inc. (Viewlogic). Viewlogic's product portfolio included both IC design software and design and analysis software for printed circuit boards (PCBs) and electronic systems. After the merger, the IC related business of Viewlogic was fully integrated into the Synopsys business unit structure, with some products forming the core of a new business unit and others becoming part of an existing Synopsys business unit.

        The PCB/Systems business of Viewlogic was operated as a separate subsidiary for fiscal year 1998. On October 2, 1998, the Company sold the PCB/Systems business to a group led by the management of that business. A summary of the transaction terms and a more detailed explanation of the reasons for the transaction can be found on pages 18 and 19 of the Synopsys 1998 Annual Report to Stockholders, which has been filed as Exhibit 13.1 to this Form 10-K report.

        Although these changes took place over the course of the fiscal year, for clarity the discussion in this section describes the Company's organization as it existed at the end of the year.

        Synopsys' merger with Viewlogic was accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements have been restated to include the financial position and results of Viewlogic for all periods presented. As a result, financial information presented in this Part I for fiscal years 1997 and 1996 may differ from the amounts for such years that appeared in the Company's Form 10-K reports for fiscal years 1997 and 1996.

ORGANIZATION AND PRODUCTS

        Synopsys is currently organized into three tool development groups -- the Design Tools Group, the High-Level Verification Group and the EPIC Technology Group -- and a services group -- the Professional Services Group. Synopsys sells its products and services primarily through its direct sales force, although some products are sold through distributors in limited geographical areas, and some specific products are sold through OEM relationships.

DESIGN TOOLS GROUP

        The Design Tools Group (DTG) produces a variety of products focused on the high-level aspects of designing an IC. In the fourth quarter of fiscal 1998, DTG was divided into five business units.

        Synthesis & Design Planning Business Unit

        The Synthesis & Design Planning Business Unit maintains and extends Synopsys' logic synthesis products. Logic synthesis is key technology that maps a high-level description of desired chip behavior into a connected collection of logic gates and other circuit elements that performs the desired behavior. Design Compiler(TM) is the market-leading logic synthesis tool and is currently used by a broad range of companies engaged in the design of

ICs to optimize their designs for performance and chip area. Design Compiler was introduced in 1988 and has been updated regularly since then. In fiscal year 1998, Synopsys released Design Compiler(TM) 98 as the latest generation in the Design Compiler family. Design Compiler 98 provides customers with an average 13% improvement in circuit timing while running three times faster than previous versions of Design Compiler. Design Compiler 98 also provides automated techniques for developing time budgets for the design process -- customers historically had to spend weeks for each design developing this type of information manually.

        The Synthesis & Design Planning Business Unit also offers other tools to provide designers with a comprehensive design environment. RTL Analyzer(TM) lets IC designers analyze and improve their source code before synthesis and simulation runs. Power Compiler(TM) allows a designer to optimize their designs for power consumption. Module Compiler(TM) generates optimized general-purpose functions for an IC and permits optimization for size, performance and power consumption.

        The Synthesis & Design Planning Business Unit is also developing better links between the logic synthesis process and the layout process, by enhancing its floor-planning management product, and developing various new physical design tools. As part of this development effort, in November 1998 Synopsys merged with Everest Design Automation, Inc. which has developed new gridless high-level routing technology. By mutual agreement, Synopsys and SEMATECH have ended their relationship that began in fiscal year 1996.

        In February 1996, Synopsys entered into a six-year joint development and license agreement with International Business Machines Corporation (IBM), pursuant to which the two companies agreed to develop certain new products. During fiscal year 1997, the first joint product resulting from the alliance, PrimeTime(R), was introduced, and the parties agreed to terminate efforts to develop a product in one of the product areas covered by the Agreement. Synopsys expects to introduce a second joint product in January 1999. The development of the fourth product has been suspended. Synopsys and IBM are currently discussing the future of the alliance. There can be no assurance that joint development will continue, or that the products developed by the alliance will be successful.

        Test and Static Verification Business Unit

        The Test and Static Verification Business Unit develops products for developing test strategies for chips.

        Accurate analysis of timing is critical to ensuring successful chip design. PrimeTime is a full-chip static timing analysis tool that provides customers with essential design verification capabilities. PrimeTime ensures that as a design advances from synthesis (high-level design) to transistor-level implementation, all timing-critical paths in the chip can be clearly understood and verified. During fiscal 1998, the Company announced that it would phase out Motive(TM), timing analysis software offered by Viewlogic, and Motive licensees were offered incentives to migrate to PrimeTime. In addition, certain features of Motive have been integrated into PrimeTime.

        In fiscal year 1998, Synopsys introduced a new formal verification product---Formality(TM). Formality lets IC designers compare a design at different stages in the design process to determine whether they are functionally equivalent. Thus, if the original design was functionally correct, Formality permits the designer to detect errors introduced during implementation of the design. Historically, such errors have been detected by simulating the modified design using simulation test patterns validated with the functionally correct design. This approach is time-consuming. Formality provides an alternative method for detecting any functional differences without simulating the design, permitting the detection of errors earlier in the design process. Formality was designed to be tightly integrated with PrimeTime and Design Compiler. When used together as part of a new verification methodology, these tools can reduce the amount of gate-level simulation runs, thus enabling designers to complete their designs faster and with a higher level of confidence.

        Synopsys provides software tools to help customers design into their ICs features that will facilitate the testing of chips after manufacture. After fabrication, an IC is typically subjected to time-consuming tests using expensive automatic testers to determine if it is free of manufacturing defects. Synopsys test synthesis software allows a designer to add circuitry to a design that will facilitate the post-fabrication testing. Synopsys also provides software to generate and evaluate test patterns that are ultimately used by the testers. Synopsys is currently integrating the Sunrise technology from the 1997 Viewlogic merger into the Synopsys test product line.

        System Level Design Business Unit

        The System-Level Design Business Unit offers three principal products:

        COSSAP(R) is a digital signal processing (DSP) design system targeted at designers of digital communications devices such as cellular telephones. COSSAP can simulate large, complex, high-level systems that would be hard to model with standard cycle-based or event-driven simulators, and includes a library of DSP building blocks.

        Behavioral Compiler(TM) permits designers to create complex circuits in a high-level shorthand and then helps them explore design tradeoffs and pick the best architecture, thereby permitting them to work at a higher level of abstraction than does Design Compiler. In fiscal 1998, Synopsys added behavioral clock gating capability to Behavioral Compiler. This allows designers to develop and evaluate low power-consuming designs efficiently. Such low power designs are particularly important in portable telecommunications systems.

        Protocol Compiler(TM), introduced in fiscal year 1998, facilitates the design and implementation of protocol control logic - a critical aspect of asynchronous transfer mode (ATM), Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) equipment for networking and telecommunications applications. Protocol Compiler enables control logic design at the behavioral level, generating output that is optimized for Synopsys' flagship Design Compiler tool. By taking protocol control logic design up to the behavioral level, Protocol Compiler greatly simplifies the process of designing complex chips targeted at networking applications.

        FPGA Business Unit

        The FPGA Business Unit provides logic synthesis products for high-density field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDS). In fiscal year 1998, Synopsys announced new versions of FPGA Compiler II(TM) and FPGA Express(TM). The new versions provide better support of the VHDL '93 language, new visual analysis tools, improved circuit timing, reduced circuit area, and support of fourteen new FPGA device families.

        Design Reuse Business Unit

        In June 1998, Synopsys and Mentor Graphics announced the publication of the Reuse Methodology Manual. The Reuse Methodology Manual provides designers with detailed guidelines on planning, specifications, design practices, coding, testing and documentation for creating reusable intellectual property (IP) blocks. The manual also provides users of third party design components descriptions of the deliverables designers should look for in reusable designs.

        The Design Reuse Business Unit offers a wide range of reusable design modules, tools for creating reusable design blocks and, working through the Professional Services Group, design reuse consulting services based on the principles set forth in the Reuse Methodology Manual.

        Synopsys' DesignWare(R) products provide IC designers with libraries of pre-designed, pre-verified Synopsys synthesizable (i.e., usable by Synopsys' design tools in optimizing a design), off-the-shelf design modules to incorporate into their own designs. DesignWare foundation libraries include commonly used functions. By the end of fiscal year 1998, 130 design modules were available in DesignWare libraries. DesignWare Macrocells include two commonly used but complex design components - an 8051 microcontroller block and a PCI 2.1 bus interface block. The reuse of these building blocks represents a significant shift from traditional IC design, in which designs have been intimately tied to a particular semiconductor process technology or design methodology and not easily transferred from one chip design to the next. As IC designs get larger, the use of reusable design blocks will be an important method for helping to reduce overall design time.

        DesignWare(R) Developer helps customers develop their own DesignWare components from which they can build an inventory of designs that can be used by multiple development teams or in subsequent design cycles.

HIGH-LEVEL VERIFICATION GROUP

        The High-Level Verification Group provides a range of products that allow IC designers to determine, at different levels of design and at various stages of the design process, whether an IC will perform as intended. Verification is becoming increasingly important in the design process, because as the complexity of chip design increases, the complexity of verification increases exponentially. A verification bottleneck is developing, with designers of complex chips spending half or more of their total design time performing verification. Synopsys verification products are intended to provide an integrated solution for customers that is accurate, exhaustive and fast.

        Simulation Tools Group

        In the simulation process, simulation software "exercises" an IC design by running it through a series of tests and comparing the actual outputs from the design with the expected output. The goal of simulation is to make sure that the functionality and timing performance of the design meet the original specifications of the chip. The Simulation Tools Group provides designers with several products for high-level simulation, including VCS(TM) for designs written in Verilog, VSS(TM) for designs written in VHDL, and Cyclone(R) for evaluating designs on a clock-cycle basis. The Company believes that VCS, acquired in connection with the acquisition of Viewlogic, is the fastest Verilog simulator on the market. VCS has gained market share in recent years; sales of VCS grew substantially in fiscal year 1998. VCS is supported by the all of the major semiconductor manufactures. In fiscal 1998, Synopsys (as part of the acquisition of Viewlogic) acquired Radiant Design Tools, a private company which had developed an optimization tool for VCS, which has now been incorporated into VCS to reduce the simulation time substantially for certain classes of designs. VSS and Cyclone are optimized for use with Design Compiler and the Company's other design tools.

        VERA Group

        The VERA Group was formed following Synopsys' acquisition of Systems Science, Inc. (SSI) in July 1998. The Company estimates that approximately half of the time spent in the verification phase of IC design is spent designing testbenches, which are the set of test vectors that are used by simulation tools in verifying that a chip design functions properly. The VERA Group provides software that helps generate, manage, and evaluate the data flowing between the simulator and the IC design. VERA(TM), the principal product of the Group, automates the design of testbenches, thereby offering the IC designer significant potential reductions in overall verification time. VERA is being integrated into the rest of Synopsys' simulation, modeling and hardware/software co-verification products.

        Large Systems Technology Group

        The Large Systems Technology Group provides high-level models and tools to facilitate the modeling and verification of complex electronic systems. The Group manages the Company's hardware and software modeling products as well as the Eagle hardware/software co-design tools acquired in the Viewlogic merger.

        Since Synopsys' February 1994 merger with Logic Modeling Corporation, Synopsys has offered a full range of hardware and software modeling solutions. Synopsys' ModelSource(TM) 3000 series is a family of hardware modeling systems for ASIC and board level design which provide a flexible means for designers to model complex devices. ModelSource 3000 systems use the actual integrated circuit to model its own behavior. Synopsys' SmartModels(R) Libraries offer models for more than 13,000 commercially available ICs, including a wide range of microprocessors, controllers, DSPs, FPGAs, CPLDs, peripherals, memories and standard logic. Synopsys' bus interface models are used to verify that designs comply with established industry standards. Models are available for most popular standards. In addition, Synopsys offers modeling technologies to allow designers to create models of both standard and proprietary devices. These models support all major EDA simulation environments and a wide range of EDA platforms, giving designers access to a broad range of models to assist them with verification of their designs.

        Success in the modeling business depends, in part, upon making available a wide range of models and model types. Synopsys continues to focus its modeling development efforts on enhancing its ability to quickly and efficiently produce and distribute new models to meet rising verification needs. Synopsys seeks to maintain close relationships with leading semiconductor vendors to ensure model accuracy and the earliest possible availability. Synopsys believes that future design verification methodologies, including those for system-on-a-chip, will require the availability of accurate, high performance models of complex components and intellectual property blocks.

        The Large Systems Technology Group's Eagle Design Automation tools help shorten the development time of embedded systems through hardware/software (HW/SW) co-development. The term "embedded systems" describes ICs or PCBs that include a microprocessor or microcontroller. The use of embedded systems is growing, in part due to the growth of system-on-a-chip designs, which include logic, memory and at least one processor on the same chip. An important decision in embedded system design is the allocation of functions between hardware and software. An estimated 50% of the overall embedded systems design time is spent in HW/SW design and debug, and prototype debug. As a result, hardware and software development for embedded systems are becoming more interdependent, and given the costs of design cycle iterations, there are advantages to consider hardware and software interaction earlier in the design cycle. By helping IC designers consider this interaction early in the design cycle, the Company's Eaglei(TM) product, which is used for full system integration testing, and its EagleV(TM) product, which is used for verification of embedded processors within an ASIC, can help reduce the overall costs of embedded system designs.

EPIC TECHNOLOGY GROUP

        Advanced electronics products -- most notably in the consumer electronics and wireless communications markets -- require chips that operate at very high speeds, use very little power and last for an extended period of time. Designers of the complex ICs used in these devices rely heavily on analysis and verification tools that operate at the transistor level. Since Synopsys' February 1997 merger with EPIC Design Technology, Inc., Synopsys has offered its customers a complete line of transistor-level tools -- characterization, simulation, modeling, analysis, extraction and physical verification -- which enable designers to address timing, power, and reliability requirements of mixed signal, high performance and low power ICs.

        Transistor level analysis and verification is important for two principal reasons. First, speed, power consumption and reliability often require tradeoffs - for example, fast chips tend to consume more power and produce more heat (which hurts reliability) than slower chips. It is at the transistor level that the designer has the last chance to optimize a design for speed, power and reliability, and the last chance to analyze and correct design flaws that can result in the failure of a chip to function as intended. Second, as ICs become more powerful and more complex, the size of the transistors and wires contained in those ICs shrinks below one quarter micron (250 nanometers), and the total length of wire connecting the transistors lengthens, in some cases to as much as one mile. At these dimensions, ICs exhibit unique electrical effects; having the ability to analyze these effects is central to the success of an advanced IC design.

        The EPIC Technology Group's principal software tools include:

        TimeMill(R) is a transistor-level simulator and dynamic timing analyzer. Used interactively in the prelayout phase, TimeMill helps designers optimize the performance of transistor-level blocks, memories and data paths. TimeMill allows the designer to quickly explore changes in voltage levels, temperature or process parameters to improve design quality. After layout, TimeMill detects problems such as charge sharing and race conditions that are more prevalent in advanced IC design.

        PowerMill(R) simulates block and full chip current and power behavior, providing fast and accurate current and power analysis and power diagnostics. PowerMill offers static and dynamic diagnostics to identify design flaws that cause unnecessary power consumption. After layout, PowerMill helps designers confirm that power consumption is acceptable before committing the design to silicon.

        The Analog Circuit Engine (ACE(TM)) is an analog simulation option available for TimeMill and PowerMill tools. When used with TimeMill or PowerMill, ACE provides a high speed, accurate, mixed analog/digital circuit simulation solution.

        PathMill(R) is a static timing tool that provides a detailed critical path analysis and static timing verification capability. PathMill provides accurate and flexible modeling for mixed level static timing analysis. PathMill's behavioral-, gate- and transistor-level models allow accurate analysis at each level of the design hierarchy, allowing the user to mix top-down design and bottom-up implementation.

        Arcadia(R) provides full chip and net-by-net resistance and capacitance
(RC) extraction, and thereby permits designers to focus design analysis effort on critical paths and spend less time on the segments that do not require in-depth analysis. Beginning in July 1998, Arcadia offers a distributed processing capability that enables designers to extract and analyze data from very large designs in a short amount of time.

        AMPS(R) is the transistor-level tool that simultaneously optimizes power, delay and area in digital CMOS circuits. AMPS automatically resizes transistors, making individual transistors larger or smaller to find the combination that will best meet user-defined power, speed and area goals without changing the functionality of the design.

        DelayMill(R) enables accurate timing verification at the transistor level. DelayMill is an advanced delay calculation system for IC, which calculates layout parasitics and interconnect delay effects, and is especially useful for IC designers working with multi-million transistor designs in nanometer silicon.

        RailMill(R) evaluates the reliability of power, clock and signal networks in a design. Evaluating reliability issues during the design process helps prevent field failures by accurately locating EM and voltage-drop violations on full-chip and block-level power networks. RailMill also pinpoints potential failures on signal nets, performs what-if analysis for proper-pad placement, and offers recommendations for correct bus widths.

        PowerArc(TM) is a stand-alone cell library power characterization tool that generates highly accurate gate-level power libraries in the Synopsys Liberty(TM) library format. Very low power ASIC and cell-based designers seeking longer battery life, proper package selection and lower system noise levels use PowerArc.

        PowerGate(TM) is a dynamic gate-level power analysis tool used in an ASIC or structured custom design flow. It determines peak power consumption, isolates excessive power dissipation problems, and identifies power-hungry vectors and instructions.

        The EPIC Technology Group also offers the Direct Silicon Access(TM) silicon characterization services (DSA), which provides accurate models for nanometer processes to customers. The DSA methodology correlates expected chip behavior with measurements performed on actual silicon test circuits, which then provides a reliable source of data for customers to create accurate technology files for RC extraction and circuit simulation tools.

PROFESSIONAL SERVICES GROUP

        The Professional Services Group (PSG) provides customized high-level design support for IC and systems designs. Synopsys consultants are experienced designers who provide customers with in-depth technical expertise in the use of Synopsys' design tools, design methodology and Reuse Methodology Manual principles. Synopsys offers both methodology and project consulting. Methodology consulting is aimed at increasing customer productivity, promoting the adoption of the Synopsys' design methodology and reuse principles and solving immediate needs of customers' design teams. Project consulting involves Synopsys experts working with customer design teams from design implementation through simulation, synthesis and tape-out.

        PSG also provides design reuse consulting services. Customers for this service typically have many IC designs for performing a variety of functions. Ideally, to decrease the time to get a new product to market, where feasible, the customer would like to incorporate its existing older designs into the new product. However, those designs may not currently be in a form that is well-suited for redeployment. Based on the principles of the Reuse Methodology Manual, the focus of a typical consulting engagement is to modify the customer's designs and design techniques and to organize them into easily accessible electronic libraries, in order to facilitate later reuse.

        The Library Services Group within PSG develops and supports silicon libraries of logic functions used in developing ICs. The Library Services Group develops silicon libraries that are optimized to our customer's semiconductor process. The silicon libraries contain the models that are required by the EDA design tools in order to design an IC. Since Synopsys' acquisition of Silicon Architects in May 1995, Synopsys has offered a proprietary gate array IC architecture, known as Cell-Based Array (CBA(TM)). This includes Macrocell Libraries which are collections of low level elements that are combined together to make a complete IC. Synopsys has entered into CBA license agreements with many of the world's leading ASIC vendors and vertically integrated semiconductor companies. In addition to licensing semiconductor manufacturers, Synopsys also licenses a CBA design system to independent design houses and end users in order to facilitate and increase the number of designs that target CBA technology. Synopsys has expanded its offering of silicon libraries to include standard cells and memories. The libraries developed by the Library Services Group within PSG are optimized to work with the Synopsys EDA tools.

CUSTOMER SERVICE AND SUPPORT

        Synopsys devotes substantial resources to providing customers with technical support, customer education, and consulting services. The Company believes that a high level of customer service and support is critical to the adoption and successful utilization of its high-level design automation methodology.

        As a result of the continued growth of Synopsys' installed base, as well as customer requests for education, support and consulting services, Synopsys' service revenue has increased as a percentage of total revenue, representing 40%, 37% and 34% of total revenue in fiscal 1998, 1997 and 1996, respectively.

TECHNICAL SUPPORT

        Technical support for the Company's products is provided through both field- and corporate-based technical application engineering groups. Synopsys provides customers with software updates and a formal problem identification and resolution process through the Synopsys Technical Support Center. Synopsys' central entry point of all customer inquiries is SolvNET(SM), a direct-access service available worldwide, 24 hours per day, through electronic mail and the World Wide Web that lets customers quickly seek answers to design questions or more insight into design problems. SolvNET combines Synopsys' complete design knowledge database with sophisticated information retrieval technology. Updated daily, it includes documentation, design tips, and answers to user questions.

CUSTOMER EDUCATION SERVICES

        Synopsys offers a number of workshops focused on high-level design, simulation, behavioral synthesis, logic synthesis, and test. Regularly scheduled workshops are offered in Mountain View, California; Austin, Texas; Burlington, Massachusetts; Reading, England; Rungis, France; Munich, Germany; Tokyo and Osaka, Japan; and Seoul, Korea. On-site workshops are available on a worldwide basis at customers' facilities. To date, over 24,000 design engineers have been trained in the use of Synopsys' products through participation in Synopsys workshops.

PRODUCT WARRANTIES

        Synopsys generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. Synopsys has not experienced significant returns to date.

SUPPORT FOR INDUSTRY STANDARDS

        Synopsys actively supports standards that it believes will help its customers increase productivity and solve design problems, including support for key standards that promote system-on-a-chip design and facilitate interoperability of tools from different vendors.

        Synopsys' products support the two most commonly used hardware description languages, VHDL and Verilog HDL, and industry standard data formats for the exchange of data between Synopsys' tools and other EDA products.

        Synopsys is a member of the Virtual Socket Interface Alliance (VSIA), an industry group formed to promote standards that facilitate the integration and reuse of functional blocks of intellectual property, and has representatives on the VSIA's Steering Working Group and several Development Working Groups. A representative of Synopsys is on the Board of Directors of the standards groups Open Verilog International, VHDL International, Open Model Forum, and the steering committee of the Electronics Industry Association/EDIF. Synopsys participates in standards activities conducted by these and other leading EDA industry bodies.

        To enhance interoperability, in fiscal 1998, Synopsys launched the Tap-In program to provide open access to selected interfaces for Synopsys tools. Synopsys has made its text-based synthesis library format, Liberty, as well as its timing constraint format, SDC, available to all, including the Company's competitors, on reasonable terms.

        Synopsys' products are written mainly in the C language and utilize the Motif and X11 standards for graphical user interfaces. Synopsys' software runs principally under the UNIX operating system and is offered on the most widely used workstation platforms, including those from Sun Microsystems, Hewlett-Packard, IBM, Digital Equipment Corporation and Sony. Many of Synopsys' products now run on the Windows 95/98 and Windows NT operating systems.

SALES, DISTRIBUTION AND BACKLOG

        Synopsys markets its products and services primarily through its direct sales and service force in over 30 offices in the United States and principal international markets. Synopsys employs highly skilled engineers and technically proficient sales persons capable of serving the sophisticated needs of the customers' engineering and management staffs.

        For fiscal years 1998, 1997 and 1996, international sales represented 39%, 41% and 42%, respectively, of Synopsys' total revenue. Additional information relating to domestic and foreign operations is contained in Note 7 of Notes to Synopsys' Consolidated Financial Statements.

        The Company has 21 sales/support centers throughout the United States. Internationally, the Company has sales/support offices in Canada, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the People's Republic of China, Singapore, Sweden, Taiwan and the United Kingdom, including regional headquarters offices in Germany, Japan and Singapore. On a limited basis, the Company also utilizes manufacturer's representatives and distributors. The Company has established such relationships in Australia, Brazil, Hong Kong, India, Korea, Malaysia and Singapore.

        Synopsys' backlog on November 1, 1998 was approximately $241.1 million, compared to approximately $213.9 million on November 1, 1997. Upon consummation of Synopsys' merger with Viewlogic, Viewlogic's backlog was added to that of Synopsys. Viewlogic orders received subsequent to the merger were accepted under the Synopsys order acceptance policy. No adjustments have been made to the November 1, 1997 backlog number to account for differences between Viewlogic's and Synopsys' methods of calculating backlog.

        Backlog consists of orders for system and software products sold under perpetual and time-based licenses with customer requested ship dates within three months, orders for customer training and consulting services which are expected to be completed within one year, and subscription services, maintenance and support with contract periods extending up to fifteen months.

        The Company has not historically experienced significant cancellations of orders. Customers frequently reschedule or revise the requested ship dates of orders, however, which can have the effect of deferring recognition of revenue for these orders beyond the expected time period.


RESEARCH AND DEVELOPMENT

        The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product lines, develop new products, maintain technological competitiveness, and meet an expanding range of customer requirements. In addition to product development teams, the Company maintains an advanced research group that is responsible for exploring new directions and applications of its core technologies, migrating new technologies into the existing product lines, and maintaining strong research relationships outside the Company within both industry and academia.

        During fiscal years 1998, 1997 and 1996, research and development expenses, net of capitalized software development costs, were $154.4 million, $146.6 million and $120.0 million, respectively. Synopsys capitalized software development costs of approximately $2.1 million, $4.2 million and $3.7 million in fiscal 1998, 1997 and 1996, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

MANUFACTURING

        Synopsys' manufacturing operations consist of assembling, testing, packaging and shipping its system and software products and documentation needed to fulfill each order. Manufacturing is currently performed in Synopsys' Mountain View, California and Beaverton, Oregon, facilities. Outside vendors provide tape and CD-ROM duplication, printing of documentation and manufacturing of packaging materials. Synopsys employees manufacture and test the hardware modeling system products, with some sub-assembly performed by outside vendors. Synopsys typically ships its software products, with either a permanent or temporary access key, within 10 days of acceptance of customer purchase orders and execution of software license agreements, unless the customer has requested otherwise. For its hardware modeling products, Synopsys buys components and assemblies in anticipation of orders and configures units to match orders, typically shipping within one to ten weeks of order acceptance, unless the customer has requested otherwise.

COMPETITION

        The EDA industry is highly competitive. Synopsys competes against other EDA vendors, and with customers' internally developed design tools and internal design capabilities, for a share of the overall EDA budgets of the customers. Synopsys' competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. (Cadence), Mentor Graphics, Inc. (Mentor) and Avant! Corporation (Avant!), as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the IC design process. In order to remain successful against such competition, Synopsys must continue to enhance its current products and bring to market new products that address the increasingly sophisticated needs of its customers on a timely and cost-effective basis. Synopsys also will have to expand its ability to offer consulting services. The failure to enhance existing products, develop or acquire new products, or to expand Synopsys' ability to offer such services would have a material adverse effect on Synopsys' business, financial condition and results of operations.

        Technology advances and customer requirements are causing a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving a broad range of products (including both logic and physical design tools) and services rather than on the basis of individual "point" tools performing a discrete phase of the design process. No single EDA company currently offers its customers industry-leading products in a complete design flow, although the Company and its principal competitors are taking steps to fill gaps in their respective design flows.

        Synopsys offers a wide range of logic design tools but currently offers a relatively limited range of physical design tools. In November 1998, Synopsys merged with Everest Design Automation, Inc., a private company developing physical design software. Synopsys will need to develop or acquire additional physical design tools in order to offer a complete design flow. Synopsys is also attempting to expand its capacity to offer professional services, but for the foreseeable future will continue to have less capacity than Cadence to provide such services.

        The market for physical design tools is dominated by Cadence and Avant!, both of which are attempting to complete their design flows. Cadence recently acquired a private company offering synthesis and other logic design products and certain physical design verification products from Lucent Technologies, both of which will increase the direct competition between Synopsys and Cadence. In addition, Cadence's acquisition of logic design products may lead to reductions in purchases of Synopsys' logic design software by Cadence, which was one of Synopsys' largest customers in fiscal 1998. Avant! also recently acquired a private company offering logic synthesis software, which will increase the direct competition between Synopsys and Avant!.

        To meet competition, Synopsys will continue to enhance its product line and promote the adoption of new products and methodologies. However, there can be no assurance that Synopsys will be able to compete successfully against current and future competitors or that competitive pressure faced by Synopsys will not materially adversely affect its business, operating results and financial condition.

PRODUCT SALES AND LICENSING AGREEMENTS

        Synopsys typically licenses its software to customers under non-exclusive license agreements that transfer title to the media only and that restrict use of the software to internal purposes at specified sites. The Company currently licenses the majority of its software as a network license that allows a number of individual users to access the software on a defined network. Software is available under a perpetual license or a time-based license, usually with a term of one year. License fees are dependent on the type of license, product mix and number of copies of each product required. On certain products and services, the Company will collect royalty payments in addition to license fees.
Synopsys offers its system products for sale or lease.

PROPRIETARY RIGHTS

        The Company primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect proprietary rights in its products. The source code for Synopsys' products is protected both as a trade secret and as an unpublished copyrighted work. However, it may be possible for third parties to develop similar technology independently, provided they have not violated any contractual agreements or intellectual property laws. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Because the EDA industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance, coupled with the various forms of legal protection that are available for its technology, provide an effective means for the Company to establish and maintain a technology leadership position. The Company currently holds several U.S. and foreign patents on some of the technologies included in its products and will continue to pursue additional patents in the future.

        Although the Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly and time-consuming litigation.

EMPLOYEES

        As of September 30, 1998, Synopsys had a total of 2,592 employees, of whom 2,040 were based in the United States and 552 were based internationally. Synopsys' future financial results depend, in part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. Experience at Synopsys is highly valued in the EDA industry, and the Company's employees are recruited aggressively by competitors and by start-up companies. The Company's salaries are competitive in the market, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, the Company has experienced, and may continue to experience, significant employee turnover. There can be no assurance that Synopsys can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of Synopsys' employees is represented by a labor union. Synopsys has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

        Synopsys' principal offices are located in four adjacent buildings in Mountain View, California, which together provide approximately 400,000 square feet of available space. This space is leased through February 2003. Within one half mile of these buildings, in Sunnyvale, California, Synopsys occupies approximately 200,000 square feet of space in two adjacent buildings, which is under lease through 2007, and approximately 70,000 square feet of space in a third building, which is under lease until April 2002.

        To meet the Company's foreseeable expansion needs, Synopsys has acquired seven acres between its Sunnyvale and Mountain View campuses and twenty-four acres of undeveloped land in San Jose, California. In November 1998, Synopsys acquired an additional nine acres of undeveloped land in San Jose for $9.5 million.

        The Company leases approximately 67,000 square feet of space in Beaverton, Oregon for administrative, marketing, research and development and support activities. This facility is leased through March 2002.

        The Company currently leases 21 other domestic sales offices throughout the United States, as well as three remote engineering locations. Synopsys currently leases international sales and service offices in Canada, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the People's Republic of China, Singapore, Sweden, Taiwan, and the United Kingdom. The Company also leases a research and development facility in India.

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

EXECUTIVE OFFICERS OF THE COMPANY

        The executive officers of the Company and their ages, as of September 30, 1998, are as follows:

      Name                 Age                                              Position
---------------            --        -----------------------------------------------------------------------------------------
Aart J. de Geus            44        Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan              48        President, Chief Operating Officer and Director
William W. Lattin          58        Executive Vice President and Director
David P. Burow             49        Senior Vice President, High Level Verification Group
Raul Camposano             43        Senior Vice President and General Manager, Design Tools Group and Chief Technical Officer
Ernst W. Hirt              58        Senior Vice President, Human Resources and Facilities
Gary A. Larsen             65        Senior Vice President and General Manager, EPIC Technology Group
Paul Lippe                 40        Senior Vice President, Business and Market Development and Corporate Secretary
Edward Ross                56        Senior Vice President, Professional Services Group
Robert Russo               53        Senior Vice President, Worldwide Sales and Services
Faysal Sohail              34        Senior Vice President, Corporate Strategic Planning
David Sugishita            50        Senior Vice President, Finance and Operations and Chief Financial Officer


        Dr. Aart J. de Geus co-founded Synopsys and currently serves as Chief Executive Officer and Chairman of the Board of Directors. Since the inception of Synopsys in December 1986 he has held a variety of positions including Senior Vice President of Engineering and Senior Vice President of Marketing. From 1986 to 1992 Dr. de Geus served as Chairman of the Board. He served as President from 1992 to 1998. Dr. de Geus has served as Chief Executive Officer since January 1994 and has held the additional title of Chairman of the Board since February 1998. He has served as a Director since 1986. From 1982 to 1986, Dr. de Geus was employed by General Electric Corporation, where he was the Manager of the Advanced Computer-Aided Engineering Group. Dr. de Geus holds an M.S.E.E. from the Swiss Federal Institute of Technology in Lausanne, Switzerland and a Ph.D. in electrical engineering from Southern Methodist University.

        Dr. Chi-Foon Chan joined Synopsys as Vice President of Application Engineering & Services in May 1990. Since April 1997 he has served as Chief Operating Officer and since February 1998 he has held the additional title of President. Dr. Chan also became a Director of the Company in February 1998. From September 1996 to February 1998 he served as Executive Vice President, Office of the President. From February 1994 until April 1997 he served as Senior Vice President, Design Tools Group and from October 1996 until April 1997 as Acting Senior Vice President, Design Reuse Group. Additionally, he has held the titles of Vice President, Engineering and General Manager, DesignWare Operations and Sr. Vice President, Worldwide Field Organization. From March 1987 to May 1990, Dr. Chan was employed by NEC Electronics, where his last position was General Manager, Microprocessor Division. From 1977 to 1987, Dr. Chan held a number of senior engineering positions at Intel Corporation. Dr. Chan holds an M.S. and Ph.D. in computer engineering from Case Western Reserve University.

        Dr. William W. Lattin is an Executive Vice President of Synopsys and has been a Director of Synopsys since July 1995. Dr. Lattin joined Synopsys in February 1994 in connection with Synopsys' merger with Logic Modeling Corporation (LMC). He has served as Executive Vice President since July 1995. From October 1994 to July 1995 he served as Senior Vice President, Corporate Marketing, and from February 1994 until October 1994 as Senior Vice President, Logic Modeling Group. From December 1992 to February 1994, Dr. Lattin served as President, Chief Executive Officer and Director of LMC, and from May 1992 to December 1992 he served as Chairman of the Board and Chief Executive Officer of LMC. From 1986 to 1992, Dr. Lattin served as Chairman of the Board of Directors, President and Chief Executive Officer of Logic Automation Inc., a predecessor of LMC. Dr. Lattin holds a B.S.E.E. and an M.S.E.E. from the University of California at Berkeley, and a Ph.D. in electrical engineering from Arizona State University. Dr. Lattin is a Director of RadiSys Corporation, a supplier of embedded computers, as well as a Director of Easy Street Online Services, an internet service provider and a Trustee of the Oregon Graduate Institute.

        David P. Burow joined Synopsys in connection with the Company's merger with Viewlogic in December 1997 and currently serves as Senior Vice President, High Level Verification Group. He served as Sr. Vice President, Simulation Tools Group from December 1997 to August 1998. Mr. Burow had served as Vice President of Viewlogic's ASIC Group since October 1996. He joined Viewlogic in August 1995 as Vice President of the High Level Design Group after serving in a number of key management positions from October 1991 through August 1995 at Silicon Architects, which was acquired by Synopsys in May 1995. Preceding Silicon Architects, Mr. Burow held other management positions within the EDA and semiconductor industries, including President of CrossCheck, a test company; General Manager of the Analog division at Dazix; and President of Simucad, Inc., a simulation company. Mr. Burow holds a B.S. in Engineering from Purdue University and an M.B.A. from the University of Chicago.

        Dr. Raul Camposano joined Synopsys in January 1994 and currently serves as Senior Vice President, General Manager of the Design Tools Group and Chief Technical Officer. From January 1997 to December 1997 he served as Senior Vice President and General Manager, Design Tools Group. From May 1996 until January 1997 he served as Vice President, Engineering, Design Tools Group. From January 1996 until May 1996 he served as General Manager and Senior Director, Design Planning Group, and from January 1994 until January 1996 as Director of Engineering, Design Environment Group. Prior to joining Synopsys, Dr. Camposano concurrently served as the Design Technology Director for the German National Research Center for Computer Science and as Professor of Computer Science at the University of Paderborn, Germany. Between 1986 and 1991, Dr. Camposano led the project on high-level synthesis at the IBM T.J. Watson Research Center. Active in the EDA professional community, he also serves on various technical program committees and editorial boards worldwide and has published over 70 articles and three books on electronic design automation. Dr. Camposano holds a B.S.E.E. from the University of Chile, and a Ph.D. in computer science from the University of Karlsruhe.

        Ernst W. Hirt joined Synopsys in November 1997 and serves as Senior Vice President, Human Resources and Facilities. Mr. Hirt was Vice President of Human Resources at VLSI Technology, Inc. from March 1984 until he joined Synopsys. He has also worked in high level Human Resources positions at Intel, Siemens, Honeywell and General Electric. Mr. Hirt holds a Masters Degree in Economics from the University of Cincinnati.

        Gary A. Larsen, Senior Vice President and General Manager, EPIC Technology Group, joined Synopsys nearly two years ago when EPIC Design Technology (EPIC) merged with Synopsys. Prior to his current position, from July 1997 to March 1998, he was the Senior Vice President and Co-General Manager of the EPIC Technology Group. From February 1997, the time of the Synopsys/EPIC merger, to July 1997, he was Vice President, Marketing of the EPIC Technology Group. From August 1994 to February 1997, Mr. Larsen held the position of Vice President, Worldwide Sales of EPIC. Prior to that he was Vice President of the ASIC Solutions Group at Cadence where he held a variety of managerial positions from 1984 to 1994. Mr. Larsen holds a B.A. in Economics from Stanford University.

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

        Dr. Edward Ross joined Synopsys in July 1998 as Senior Vice President and General Manager of the Professional Services Group. Prior to joining Synopsys, Dr. Ross served as President of Technology and Manufacturing at Cirrus Logic since 1995, and President and Chief Executive Officer of Power Integrations, Inc. from 1989 to 1995. Dr. Ross holds a B.S. in electrical engineering from Drexel University and an M.S., M.A., and Ph.D., also in electrical engineering, from Princeton University.

        Robert Russo joined Synopsys in April 1993 and currently serves as Senior Vice President, Worldwide Sales and Services. From June 1997 to April 1998 he served as Senior Vice President, Sales and Services for the Americas and Europe. From April 1993 until June 1997 Mr. Russo served as Vice President, North America Sales. Prior to joining Synopsys Mr. Russo held senior-level management positions in sales and marketing with Cray Research, Stardent Computers and Votan. Mr. Russo holds degrees in mechanical and aeronautical engineering from New York Institute of Technology.

        Faysal Sohail serves as Senior Vice President of Corporate Strategic Planning. He previously served as Senior Vice President and General Manager, Design Architects Group from January 1997 to September 1998. From June 1996 to January 1997 he served as Vice President and General Manager of the Design Reuse Group. Mr. Sohail is one of the founders of Silicon Architects, acquired by Synopsys in 1995. Prior to the acquisition, he was Director of Marketing for Silicon Architects. Prior to founding Silicon Architects, Mr. Sohail held various managerial positions in development and marketing at Actel from 1986 to 1990 and LSI Logic from 1985 to 1986. Mr. Sohail holds a B.S. in computer engineering from the University of Illinois.

        David Sugishita joined Synopsys in June 1997 and currently serves as Senior Vice President, Finance and Operations and Chief Financial Officer. From 1995 to 1997 he served as Senior Vice President of Finance and Administration and Chief Financial Officer for Actel, and from 1994 to 1995 Mr. Sugishita was Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer for Micro Component Technology. From 1991 to 1994, he was Vice President and Corporate Controller and Chief Accounting Officer for Applied Materials. From 1982 to 1991 he served as Vice President of Finance, Semiconductor Group for National Semiconductor. He holds a B.S. in finance from San Jose State University and an M.B.A. from Santa Clara University. Mr. Sugishita currently serves as a Director for Micro Component Technology, as well as being active in the community by serving on two school boards.

        There are no family relationships among any executive officers of the Company.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is set forth on page 46 of the Synopsys 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        Information required by Item 201 of Regulation S-K is set forth on page 1 of the Synopsys 1998 Annual Report to Stockholders and is incorporated herein by reference.

        In November 1998, the Company acquired all of the outstanding shares of Everest Design Automation, Inc. (Everest), pursuant to a merger of a newly formed, wholly-owned subsidiary of the Company with and into Everest in exchange for 1.4 million shares of the Company's common stock and the assumption of options to purchase (after conversion) 100,000 shares of the Company's common stock. Such shares were not registered under the Securities Act of 1933 as amended (the 1933 Act) in reliance upon the exemptions provided by Section 4(2) of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is set forth on pages 14 through 25 of the Synopsys 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Information relating to quantitative and qualitative disclosure about market risk is set forth in Synopsys' 1998 Annual Report to Stockholders under the captions "Interest Rate Risk" and "Foreign Currency Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, and "Foreign Exchange Hedging" in Note 1 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements required by this item are included on pages 27 through 46 of the Synopsys 1998 Annual Report to Stockholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the Synopsys 1998 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K. The report of Synopsys' Independent Auditors on Synopsys' consolidated financial statements is included on page 26 of the Synopsys 1998 Annual Report to Stockholders and is incorporated herein by reference. The report of Synopsys' Independent Auditors on the consolidated financial statement schedule required by this item is included in Exhibit 23 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to Directors is included under the caption "Proposal One --Election of Directors" in Synopsys' Notice of Annual Meeting and Proxy Statement for Synopsys' annual meeting of stockholders to be held on March 1, 1999 (the "Proxy Statement") and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading "Executive Officers of the Company" in Part I hereof after Item 4.

        Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Additional Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under the heading "Executive Compensation" under the caption "Proposal One -- Election of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" under the caption "Proposal One --Election of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included under the caption "Proposal One --Election of Directors" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

1. FINANCIAL STATEMENTS

        The following documents are included in the Synopsys 1998 Annual Report to Stockholders and incorporated by reference in Item 8:


                                                                     Page No.
                                                                    in Annual
                                                                      Report
                                                                    ---------
Report of Independent Auditors                                         26
Consolidated Balance Sheets at September 30, 1998 and 1997             27
Consolidated Statements of Income for the years
    ended September 30, 1998, 1997 and 1996                            28
Consolidated Statements of Stockholders' Equity for the years
    ended September 30, 1998, 1997 and 1996                            29
Consolidated Statements of Cash Flows for the years
    ended September 30, 1998, 1997 and 1996                            30
Notes to Consolidated Financial Statements                             31-46


2. FINANCIAL STATEMENT SCHEDULE

        The following schedule of the Company is included herein:

        Valuation and Qualifying Accounts and Reserves (Schedule II)

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements or notes thereto.

The following documents are included in Exhibit 23 hereto:

Exhibit 23.1   Report on Financial Statement Schedule of Synopsys, Inc.
Exhibit 23.2   Report of Deloitte and Touche LLP, Independent Auditors
Exhibit 23.3   Consent of KPMG Peat Marwick LLP, Independent Auditors
Exhibit 23.4   Consent of Deloitte and Touche LLP, Independent Auditors

3. EXHIBITS

        See Item 14(c) below. The following compensatory plans are required to be filed as exhibits. Certain of such plans have been incorporated by reference from prior filings, as indicated under Item 14(c):

Exhibit 99.1 --  1992 Stock Option Plan as restated and amended
Exhibit 99.2 --  Employee Stock Purchase Program, as restated and amended
Exhibit 99.3 --  International Employee Stock Purchase Program, as restated and amended
Exhibit 99.4 --  Synopsys deferred compensation plan dated September 30, 1996
Exhibit 99.5 --  1994 Non-Employee Directors Stock Option Plan, as restated and amended
Exhibit 99.6 --  Form of Executive Employment Agreement dated October 1, 1997
Exhibit 99.7 --  Schedule of Executive Employment Agreements
Exhibit 99.8 --  1998 Nonstatutory Stock Option Plan

(b) Reports on Form 8-K

        Report on Form 8-K, filed on November 16, 1998 for the purpose of filing the Company's press release announcing its financial results for the quarter and fiscal year ended September 30, 1998, including condensed consolidated statements of income and balance sheets.

(c) Exhibits

Exhibit
Number                                 Description
-------     --------------------------------------------------------------------
 2.1        Agreement and Plan of Merger dated October 14, 1997, by the Company,
            Post Acquisition Corp. and Viewlogic Systems, Inc.(10)

 3.1        Third Amended and Restated Certificate of Incorporation(8)

 3.2        Amendment to Restated Certificate of Incorporation(8)

 3.3        Restated Bylaws of Synopsys, Inc.(13)

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

10.28       Lease dated January 2, 1996 between the Company and Tarigo-Paul, a
            California Limited Partnership(6)

13.1        Portions of the Annual Report to Stockholders for fiscal year ended
            September 30, 1998, expressly incorporated by reference herein

21.1        Subsidiaries of the Company

23.1        Report on Financial Statement Schedule

23.2 Report of Deloitte and Touche LLP, Independent Auditors (related to the financial statements of EPIC Design Technology, Inc.)

23.3        Consent of KPMG Peat Marwick LLP, Independent Auditors

23.4        Consent of Deloitte and Touche LLP, Independent Auditors

24.1        Power of Attorney (see page 23)

27.1-
27.8        Financial Data Schedules

99.1        1992 Stock Option Plan, as amended and restated(7)

99.2        Employee Stock Purchase Program, as amended and restated(13)

99.3 International Employee Stock Purchase Plan, as amended and restated(13)

99.4        Synopsys deferred compensation plan dated September 30, 1996(8)

99.5 1994 Non-Employee Directors Stock Option Plan, as amended and restated(13)

99.6        Form of Executive Employment Agreement dated October 1, 1997(11)

99.7        Schedule of Executive Employment Agreements(12)

99.8        1998 Nonstatutory Stock Option Plan(14)


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

(8) Incorporated by reference to an exhibit to the Registration Statement on Form S-4 (File No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997

(9) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (File No. 000-19807) of Synopsys, Inc. as filed with the Securities and Exchange Commission on October 31, 1997

(10) Incorporated by reference to Annex A to the form of prospectus contained in the Registration Statement on Form S-4 (File No. 333-39713) of Synopsys, Inc. as filed with the Securities and Exchange Commission on November 7, 1997

(11) Incorporated by reference to Exhibit 10.29(a) in the Company's quarterly report on Form 10-Q (File No. 000-19807) as filed with the Securities and Exchange Commission on February 13, 1998

(12) Incorporated by reference to Exhibit 10.29(a) in the Company's quarterly report on Form 10-Q (File No. 000-19807) as filed with the Securities and Exchange Commission on February 13, 1998

(13) Incorporated by reference to an exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File no. 000-198007)

(14) Incorporated by reference to Exhibit 10.3 in the Company's Registration Statement on Form S-8 (File No. 333-50947) as filed with the Securities and Exchange Commission on April 24, 1998

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SYNOPSYS, INC.


                              By /s/ AART J. DE GEUS
                                 ----------------------------------------------
                                 Aart J. de Geus
                                 Chief Executive Officer and Chairman
                                 of the Board of Directors
                                 (Principal Executive Officer)


                              By /s/ DAVID SUGISHITA
                                 ----------------------------------------------
                                 David Sugishita
                                 Senior Vice President, Finance and Operations, and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)



Date: December 23, 1998

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


                                        President, Chief Operating Officer
/s/ CHI-FOON CHAN                       and Director                              December 23, 1998
------------------------------
Chi-Foon Chan


/s/ WILLIAM W. LATTIN                   Executive Vice President and Director     December 23, 1998
------------------------------
William W. Lattin


/s/ DEBORAH A. COLEMAN                  Director                                  December 23, 1998
------------------------------
Deborah A. Coleman


/s/ HARVEY C. JONES, JR.                Director                                  December 23, 1998
------------------------------
Harvey C. Jones, Jr.


/s/ A. RICHARD NEWTON                   Director                                  December 23, 1998
------------------------------
A. Richard Newton


/s/ STEVEN C. WALSKE                    Director                                  December 23, 1998
------------------------------
Steven C. Walske

                                   SCHEDULE II

                                 SYNOPSYS, INC.
                              --------------------

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)




                                  Balance at      Additions          Charged                           Balance at
                                  Beginning       Charged to         to Other                            End of
                                  of Period        Expense(1)       Accounts(2)      Deductions(3)       Period
                                  ----------      ----------        -----------      -------------     ----------
Allowance for Doubtful
Accounts and Sales Returns:

1998                               $ 8,213          $ 8,431          $(2,098)          $ 1,336          $13,210

1997                               $ 5,138          $ 5,242          $   (75)          $ 2,092          $ 8,213

1996                               $ 4,484          $ 1,813          $  (334)          $   825          $ 5,138











--------------------

(1) Includes $830 and $1,576 charged to other income in fiscal 1997 and 1996, respectively.

(2) Fiscal 1998 includes a $2,049 reduction due to the sale of Viewlogic Systems, Inc. Other amounts are translation and other adjustments.

(3) Accounts written off, net of recoveries.

Exhibit
Number                               Description
-------     --------------------------------------------------------------------
 2.1        Agreement and Plan of Merger dated October 14, 1997, by the Company,
            Post Acquisition Corp. and Viewlogic Systems, Inc.(10)

 3.1        Third Amended and Restated Certificate of Incorporation(8)

 3.2        Amendment to Restated Certificate of Incorporation(8)

 3.3        Restated Bylaws of Synopsys, Inc.(13)

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

10.28       Lease dated January 2, 1996 between the Company and Tarigo-Paul, a
            California Limited Partnership(6)

13.1        Portions of the Annual Report to Stockholders for fiscal year ended
            September 30, 1998, expressly incorporated by reference herein

21.1        Subsidiaries of the Company

23.1        Report on Financial Statement Schedule

23.2 Report of Deloitte and Touche LLP, Independent Auditors (related to the financial statements of EPIC Design Technology, Inc.)

23.3        Consent of KPMG Peat Marwick LLP, Independent Auditors

23.4        Consent of Deloitte and Touche LLP, Independent Auditors

24.1        Power of Attorney (see page 23)

27.1-
27.8        Financial Data Schedules

99.1        1992 Stock Option Plan, as amended and restated(7)

99.2        Employee Stock Purchase Program, as amended and restated(13)

99.3 International Employee Stock Purchase Plan, as amended and restated(13)

99.4        Synopsys deferred compensation plan dated September 30, 1996(8)

99.5 1994 Non-Employee Directors Stock Option Plan, as amended and restated(13)

99.6        Form of Executive Employment Agreement dated October 1, 1997(11)

99.7        Schedule of Executive Employment Agreements (12)

99.8        1998 Nonstatutory Stock Option Plan(14)


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

(8) Incorporated by reference to an exhibit to the Registration Statement on Form S-4 (File No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997

(9) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (File No. 000-19807) of Synopsys, Inc. as filed with the Securities and Exchange Commission on October 31, 1997

(10) Incorporated by reference to Annex A to the form of prospectus contained in the Registration Statement on Form S-4 (File No. 333-39713) of Synopsys, Inc. as filed with the Securities and Exchange Commission on November 7, 1997

(11) Incorporated by reference to Exhibit 10.29(a) in the Company's quarterly report on Form 10-Q (File No. 000-19807) as filed with the Securities and Exchange Commission on February 13, 1998

(12) Incorporated by reference to Exhibit 10.29(a) in the Company's quarterly report on Form 10-Q (File No. 000-19807) as filed with the Securities and Exchange Commission on February 13, 1998

(13) Incorporated by reference to an exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File no. 000-198007)

(14) Incorporated by reference to Exhibit 10.3 in the Company's Registration Statement on Form S-8 (File No. 333-50947) as filed with the Securities and Exchange Commission on April 24, 1998