Form 10-Q
period 1999-01-02
SYNOPSYS INC
filed 1999-02-10
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                          FORM 10-Q
(MARK ONE)
     [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 1999
                                              OR
     [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM _________ TO _____

                         COMMISSION FILE NUMBER: 0-19807


                                 SYNOPSYS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     56-1546236
  --------------------------------                   ----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)


                            700 EAST MIDDLEFIELD ROAD
                             MOUNTAIN VIEW, CA 94043
                    (Address of principal executive offices)
                            TELEPHONE: (650) 962-5000
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   [X]     No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            70,213,616 shares of Common Stock as of February 1, 1999

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED DECEMBER 31, 1998


                                          INDEX

                                                                               PAGE
                                                                               ----
PART I         FINANCIAL INFORMATION

Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets - December 31, 1998
                 and September 30, 1998                                          3

               Condensed Consolidated Statements of Operations - Three Months
                 Ended December 31, 1998 and 1997                                4

               Condensed Consolidated Statements of Cash Flows - Three Months
                 Ended December 31, 1998 and 1997                                5

               Notes to Condensed Consolidated Financial Statements             6-8

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              8-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             15


PART II        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       16

         Signature                                                              17


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                          DECEMBER 31,     SEPTEMBER 30,
                                                              1998              1998
                                                         -------------     -------------

                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                               $   86,215         $164,548
    Short-term investments                                     566,986          440,082
                                                            ----------         --------
       Cash and short-term investments                         653,201          604,630
                                                            ----------         --------
    Accounts receivable, net of allowances of
      $12,746 and $13,210, respectively                        130,215          126,336
    Prepaid expenses, deferred taxes and other                  40,931           42,461
                                                            ----------         --------
      Total current assets                                     824,347          773,427
                                                            ----------         --------

Property and equipment, net                                    107,946           99,998
Long-term investments                                           42,267           38,265
Other assets                                                    41,738           39,943
                                                            ----------         --------
         Total assets                                       $1,016,298         $951,633
                                                            ==========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                   $   92,861         $117,412
    Current portion of long-term debt                            3,398            7,783
    Accrued income taxes                                        36,907           50,313
    Deferred revenue                                            95,727           93,160
                                                            ----------         --------
      Total current liabilities                                228,893          268,668
                                                            ----------         --------

Long-term debt                                                   9,797           13,138
Deferred compensation                                            8,184            4,886

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
      authorized; no shares outstanding                             --               --
    Common stock, $.01 par value; 100,000,000 shares
      authorized; 69,886,000 and 67,925,000 shares
      outstanding, respectively                                    699              679
    Additional paid-in capital                                 478,769          423,975
    Retained earnings                                          276,200          240,465
    Treasury stock, at cost                                         --          (11,184)
    Accumulated other comprehensive income                      13,756           11,006
                                                            ----------         --------
      Total stockholders' equity                               769,424          664,941
                                                            ----------         --------
         Total liabilities and stockholders' equity         $1,016,298         $951,633
                                                            ==========         ========




   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                  1998                  1997
                                                ----------            --------
                                                           (unaudited)
Revenue:
    Product                                      $109,959             $110,425
    Service                                        70,267               63,787
                                                  -------              -------
        Total revenue                             180,226              174,212
                                                  -------              -------
Cost of revenue:
    Product                                         7,595                8,811
    Service                                        14,111               14,681
                                                  -------              -------
        Total cost of revenue                      21,706               23,492
                                                  -------              -------
Gross margin                                      158,520              150,720
                                                  -------              -------
Operating expenses:
    Research and development                       40,936               40,437
    Sales and marketing                            55,578               66,161
    General and administrative                     11,092               13,287
    Merger-related and other costs                     --               36,000
    In-process research and development
      and other costs                                  --                4,191
                                                  -------              -------
        Total operating expenses                  107,606              160,076
                                                  -------              -------
Operating income (loss)                            50,914               (9,356)
Other income, net                                   8,484                4,941
                                                  -------              -------
Income (loss) before provision for income taxes
    and extraordinary item                         59,398               (4,415)
Provision for income taxes                         19,007                4,074
                                                  -------              -------
Net income (loss) before extraordinary item        40,391               (8,489)
Extraordinary item, net of income tax expense          --                1,869
                                                  -------              -------
Net income (loss)                                 $40,391              $(6,620)
                                                  =======              ========
Basic earnings (loss) per share:
    Net income (loss) before extraordinary item   $  0.58              $ (0.13)
    Extraordinary item                                 --                 0.03
                                                  -------              -------
    Net income (loss)                             $  0.58              $ (0.10)
                                                  =======              ========
    Weighted average common shares                 69,166               65,260
                                                  =======              =======
Diluted earnings (loss) per share:
    Net income (loss) before extraordinary item   $  0.56              $ (0.13)
    Extraordinary item                                 --                 0.03
                                                  -------              -------
    Net income (loss)                             $  0.56              $ (0.10)
                                                  =======              ========
    Weighted average common shares
      and equivalents                              72,384               65,260
                                                  =======              =======

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                                1998            1997
                                                            ------------   -------------
Cash flows provided by operating activities:                          (unaudited)
    Net income (loss)                                         $  40,391      $  (6,620)
    Adjustments to reconcile net income (loss) to cash flows
       provided by operating activities:
        Depreciation and amortization                            11,489         11,382
        Tax benefit associated with stock options                13,519          4,300
        Provision for doubtful accounts and sales returns          (464)         1,250
        Interest accretion on notes payable                         252            100
        Deferred taxes                                              978           (107)
        Gain on sale of long-term investments                    (3,965)        (2,000)
        Noncash merger-related and other costs                       --          6,306
        In-process research and development and other costs          --          4,191
        Extraordinary gain on extinguishment of debt                 --         (1,869)
        Changes in operating assets and liabilities:
          Accounts receivable                                    (3,415)       (13,555)
          Prepaid expenses and other current assets                 552          1,964
          Other assets                                           (3,191)        (2,044)
          Accounts payable and accrued expenses                 (24,551)        11,831
          Accrued income taxes                                  (13,406)       (21,045)
          Deferred revenue                                        2,567          9,958
          Deferred compensation                                   3,298          1,995
                                                              ---------      ---------
        Cash flows provided by operating activities              24,054          6,037
                                                              ---------      ---------
Cash flows used in investing activities:
    Expenditures for property and equipment                     (17,791)        (6,614)
    Proceeds from sale of long-term investments                   5,545          4,220
    Purchases of long-term investments                           (1,850)          (712)
    Purchases and maturities of short-term investments, net    (128,255)       (33,954)
    Acquisitions, net of cash acquired                               --         (2,236)
    Capitalization of software development costs                   (250)          (601)
                                                              ---------      ----------
        Cash flows used in investing activities                (142,601)       (39,897)
                                                              ---------      ---------
Cash flows provided by financing activities:
    Payments of long-term debt                                   (7,978)        (2,665)
    Issuances of common stock                                    47,823         18,527
                                                              ---------      ---------
        Cash flows provided by financing activities              39,845         15,862
                                                              ---------      ---------
Effect of exchange rate changes on cash                             369         (1,319)
                                                              ---------      ----------
Net decrease in cash and cash equivalents                       (78,333)       (19,317)
Cash and cash equivalents, beginning of period                  164,548        127,307
                                                              ---------      ---------
Cash and cash equivalents, end of period                      $  86,215      $ 107,990
                                                              =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Synopsys, Inc. (Synopsys or the Company) is a leading supplier of electronic design automation (EDA) solutions to the global electronics market. The Company provides comprehensive design technologies to creators of advanced integrated circuits, electronic systems, and systems on a chip. The Company also provides consulting services and support to its customers to streamline the overall design process and accelerate time-to-market.

    The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature, except for merger-related and other costs and in-process research and development charges. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 30, 1998, included in the Company's 1998 Annual Report on Form 10-K.

    The Company has a fiscal year that ends on the Saturday nearest September
30. Fiscal 1999 will be a 52-week year while fiscal 1998 was a 53-week year. For presentation purposes, the condensed consolidated financial statements and notes refer to the quarter's calendar month end.

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

2.BUSINESS COMBINATIONS

    On November 20, 1998, the Company exchanged approximately 1.4 million shares of its common stock for all the outstanding stock of Everest Design Automation, Inc. (Everest) and reserved approximately 100,000 shares of its common stock for issuance under Everest's stock option plan, which the Company assumed in the transaction. The business combination was accounted for as a pooling-of-interests. The Board of Directors approved the rescission of the Company's stock repurchase program in order to comply with pooling-of-interests accounting guidance provided in the Securities and Exchange Commission Staff Accounting Bulletin No. 96. The Company's condensed consolidated financial statements have been restated to include the financial position and results of Everest for all periods presented. The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                                      THREE MONTHS ENDED
                                               ---------------------------------
 (in thousands)                                DECEMBER 31,          DECEMBER 31,
                                                   1998                  1997
                                                ---------             ---------
Total revenue:
   Synopsys                                      $180,226              $174,212
   Everest
                                                ---------             ---------
Combined                                         $180,226              $174,212
                                                =========             =========

Net income (loss):
   Synopsys                                       $41,152               $(6,400)
   Everest                                           (761)                 (220)
                                                ---------             ---------
Combined                                          $40,391               $(6,620)
                                                =========             =========

3.  LONG-TERM DEBT

    In December 1998, Synopsys settled the remaining balance of the long-term debt related to the modified International Business Machines Corporation (IBM) Joint Development and License Agreement. In addition, the original agreement as discussed in Note 3 in the Company's 1998 Annual Report on Form 10-K, was dissolved.

4.  COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income as of the first quarter of fiscal 1999. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income or total stockholders' equity.

    The following table sets forth the components of comprehensive income
(loss), net of income tax expense:

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ------------------------
(in thousands)                                        1998            1997
                                                     -------         -------
    Net income (loss)                                $40,391        $(6,620)
       Cumulative translation adjustment                 369         (1,319)
       Change in unrealized gain (loss) on
         available-for-sale investments                2,381         (4,386)
                                                     -------         -------
    Total comprehensive income (loss)                $43,141        $(12,325)
                                                     =======        =========

5.  EARNINGS PER SHARE

    Basic earnings per share is computed using the weighted-average number of common shares. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method.

    The following table sets forth the computation of basic and diluted earnings per share:

                                                INCOME           SHARES        PER SHARE
(in thousands, except per share amounts)      (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                              ----------      ------------     ----------
Three months ended December 31, 1998:
  Basic earnings per share:
  Net income                                    $40,391           69,166           $0.58
  Effect of dilutive securities:
   Stock options outstanding                         --            3,218           (0.02)
                                                 ------           ------           ------
  Diluted EPS:
  Net income                                    $40,391           72,384           $0.56
                                                =======           ======           =====

Three months ended December 31, 1997:
  Basic and diluted loss per share:
  Loss before extraordinary item                $(8,489)          65,260          $(0.13)
  Extraordinary item                              1,869               --            0.03
                                                 ------           ------            ----
  Net loss                                      $(6,620)          65,260          $(0.10)
                                                ========          ======          =======

7.      EFFECT OF NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information and in June 1998, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Readers are referred to the "Effect of New Accounting Standards" section of the Company's 1998 Annual Report on Form 10-K for further discussion.


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

RESULTS OF OPERATIONS

   Business Combinations. On November 20, 1998, the Company exchanged approximately 1.4 million shares of its common stock for all the outstanding stock of Everest Design Automation, Inc. (Everest) and reserved approximately 100,000 shares of its common stock for issuance under Everest's stock option plan, which the Company assumed in the transaction. The business combination was accounted for as a pooling-of-interests. The Board of Directors approved the rescission of the Company's stock repurchase program in order to comply with pooling-of-interests accounting guidance provided in the Securities and Exchange Commission Staff Accounting Bulletin No. 96. The Company's condensed consolidated financial statements have been restated to include the financial position and results of Everest for all periods presented.

   Revenue. Revenue for the first quarter of fiscal 1999 increased 3% to $180.2 million from $174.2 million in the first quarter of fiscal 1998. The growth resulted primarily from increased worldwide licensing and sales of Synopsys' software products. On October 2, 1998, the Company sold the printed circuit board/systems (PCB/Systems) business it acquired in its merger with Viewlogic Systems, Inc. (Viewlogic). The results of first quarter of fiscal 1998 include revenue from the PCB/Systems business, while the first quarter of fiscal 1999 does not. The PCB/Systems revenue represented 9% of total revenue in the first quarter of fiscal 1998. The percentage of the Company's total revenue attributable to products decreased to 61% in the first quarter of fiscal 1999, compared to 63% in the first quarter of fiscal 1998. This decrease was due in part to relatively faster growth in service revenue from training and consulting services and the renewal of maintenance and support contracts during the first quarter of fiscal 1999.

   International revenue declined 11% to $64.4 million for the first quarter of fiscal 1999, compared to $72.6 million for the comparable period of the prior year. International revenue represented approximately 36% and 42% of total revenue for the first quarter of fiscal 1999 and fiscal 1998, respectively. This decline as a percentage of total revenue primarily occurred in Europe and Japan and was related to seasonal fluctuations and continued weakness in the Japanese economy.

   Cost of Revenue. Cost of revenue as a percentage of total revenue was 12% in the first quarter of fiscal 1999 compared to 13% in the first quarter of fiscal 1998. The reduction in cost of revenue resulted from the divestiture of the PCB/Systems business.

   Research and Development. Research and development expenses as a percentage of total revenue remained at 23% in the first quarter of fiscal 1999 and fiscal 1998, and increased in absolute dollars to $40.9 million from $40.4 million. The increase in absolute dollars was primarily attributable to increases in personnel and personnel-related costs associated with the development of new products, partially offset by a decrease in expenses because the first quarter of fiscal 1998 contained 14 weeks and the operations of the PCB/Systems business, while the first quarter of fiscal 1999 contained 13 weeks and reflects divestiture of the PCB/Systems business.

   Sales and Marketing. Sales and marketing expenses as a percentage of total revenue decreased to 31% in the first quarter of fiscal 1999 from 38% in the first quarter of fiscal 1998, and decreased in absolute dollars to $55.6 million from $66.2 million. The decrease in sales and marketing spending was primarily due to the Company realizing expense reductions in connection with aligning Viewlogic's operations that began to materialize in the second quarter of fiscal 1998. Also, the first quarter of fiscal 1998 included 14 weeks of operations and the operations of the PCB/Systems business, while the first quarter of fiscal 1999 contained 13 weeks and reflects divestiture of the PCB/Systems business.

   General and Administrative. General and administrative expenses as a percentage of total revenue decreased to 6% in the first quarter of fiscal 1999 from 8% in the first quarter of fiscal 1998, and decreased in absolute dollars to $11.1 million from $13.3 million. The decrease in spending was primarily due to the Company realizing expense reductions in connection with aligning Viewlogic's operations that began to materialize in the second quarter of fiscal 1998. Also, the decrease related to the inclusion of an additional week of operations in the first quarter of fiscal 1998 and the operations of the PCB/Systems business, partially offset by an increase in expenses for compensation and benefits.

   Other Income, net. Other income, net increased 72% to $8.5 million for the first quarter of fiscal 1999, compared to $4.9 million for the comparable period of the prior year and increased as a percentage of total revenue to 5% in the first quarter of fiscal 1999 from 3% in the comparable period of the prior year. The increase was primarily due to higher average invested cash and short-term investment balances, which yielded more interest income in the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998 and increased sales of long-term investments. The increase in the invested cash and short-term investment balances resulted primarily from increased cash flow generated from the Company's operations and cash proceeds from a relatively greater number of employee stock options exercised during the first quarter of fiscal 1999.

   Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt. The Company does not use derivative financial instruments for speculative or trading purposes. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. The Company does not anticipate any material loss with respect to its investment portfolio.

   The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at December 31, 1998. In accordance with the Company's investment policy, all investments mature in fifteen months or less.

Principal (Notional) Amounts in U.S. Dollars:

                                                         Carrying        Average
(in thousands, except interest rates)                     Amount       Interest Rate
                                                         --------      -------------
  Short-term investments - fixed rate                    $566,986          3.78%
  Money market funds - variable rate                       46,133          3.75%
                                                         --------
     Total interest bearing instruments                  $613,119          3.78%
                                                         ========


   Foreign Currency Risk. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on intercompany foreign currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of the foreign currency exchange rate movements on the Company's operating results. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $26.6 million of short-term foreign exchange forward contracts denominated in Japanese, Italian, German, French, and British currencies which approximated the fair value of such contracts and their underlying transactions as of December 31, 1998. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

   The following table provides information about the Company's foreign exchange forward contracts at December 31, 1998. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at December 31, 1998. These forward contracts mature in approximately thirty days.

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in
  U.S. Dollars Related to Intercompany Balances:

                                                                            Contract
(in thousands, except for average contract rates)                Amount      Rate
                                                               --------    ----------
Forward Contracts:
  Japanese yen                                                 $ 15,660      115.31
  British pound sterling                                          1,023        0.60
  German mark                                                     3,734        1.67
  French franc                                                    5,699        5.60
  Italian lira                                                      456    1,653.45

   The unrealized gain (loss) on the outstanding forward contracts at December 31, 1998 was immaterial to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and short-term investments were $653.2 million, an increase of $48.6 million from September 30, 1998. The increase is primarily a result of cash generated by operations of $24.1 million and through investing and financing activities, mainly the exercise of stock options and purchases of stock through the employee stock purchase plan of $47.8 million and the proceeds on sale of long-term investments of $5.5 million. These cash flows were partially offset by cash outflows for investing and financing activities, mainly capital expenditures of $17.8 million and cash paid on debt obligations of $8.0 million.

   Accounts receivable increased 3% during the three months ended December 31, 1998. Days sales outstanding in receivables increased to 65 days as of December 31, 1998 from 59 days at September 30, 1998.

   At December 31, 1998, the Company had two foreign exchange lines of credit available totaling $70.0 million which expire in July 1999 and October 1999.

   The Company's management believes that is current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 READINESS

   Year 2000 Problem. The failure of a computer program to accurately process date information beginning on January 1, 2000 is referred to as the "Year 2000 problem." The problem arises because many existing computer programs use two digits rather than four to refer to a year. As a result, these programs may interpret a date that begins with "20" (i.e., any date after December 31, 1999) as a date that begins with a "19" (i.e., one hundred years earlier). This may result in a system failure, miscalculation or other malfunction.

   Synopsys has potential Year 2000 issues both as a vendor of software and as a user of software. As a vendor, Synopsys could have Year 2000 issues either if our software were not Year 2000 compliant or our customers have Year 2000 issues that interfere with their purchases of Synopsys' products. As a user of software, Synopsys could have Year 2000 issues if any of the many systems we use to perform key corporate functions - such as financial accounting, billing, payroll and license control - were not Year 2000 compliant.

   For the purposes of the following discussion our efforts to identify, assess, fix and test Year 2000 problems relating to our business are referred to as our "Year 2000 Efforts."

   State of Readiness. In general, Synopsys' products are not date-sensitive, and therefore are less likely to have Year 2000 issues. We have inspected or tested over 90% of our products to determine whether they have Year 2000 problems. None of our tested products experienced significant date-related failures. In addition, we recently opened a dedicated Year 2000 test laboratory, which we will use to test all of our untested products and to maintain Year 2000 compliance of all future products. We do not expect that we will experience significant date-related failures with respect to the products to be tested or, if we do, that we will incur substantial costs to fix such failures. To determine whether our customers' purchases will be affected by Year 2000 issues we have held, and are continuing to hold, discussions with a number of such customers to determine whether our interactions with such customers are vulnerable to Year 2000 issues.

   Synopsys has taken a number of steps to determine whether the internal computer systems and software we rely upon to run our business will have Year 2000 problems. Our efforts have covered both systems that are commonly thought of as "information technology" (IT) systems, including accounting, data processing, and telephone/PBX systems, as well as certain systems that are not commonly thought of as IT systems, such as alarm systems and fax machines.

   Our Year 2000 Efforts are being conducted primarily by Synopsys employees and in Synopsys facilities. We began our Year 2000 Efforts in February of 1997. We currently anticipate that they will be completed by June 30, 1999, prior to any currently anticipated impact on our internal computer systems and software. As of December 31, 1998, we had completed approximately 40% of the total effort for the projects we believe are necessary to fully address potential Year 2000 issues relating to our internal computer systems and software.

   In addition to conducting an assessment of our products and internal systems and software, we have done a phone survey of our 200 most important vendors and service providers. As of December 31, 1998, we had received responses from approximately 60% of such third parties. A follow-up mail survey is being conducted with each such vendor and service provider, including those who responded to the initial survey, which we expect to be completed by February 28, 1999. We have requested our third party vendors to be Year 2000 compliant by April 30, 1999. Those suppliers who do not meet this requirement will be replaced by alternate vendors.

   In addition to assessing the Year 2000 readiness of our existing software and systems, in the ordinary course of replacing computer equipment and software, we attempt to obtain replacements that are Year 2000 compliant.

   Based upon our efforts to date, we know that certain of the computer equipment and software we currently use will require replacement or modification as a result of Year 2000 issues. In certain instances, an anticipated replacement or modification has been accelerated due to Year 2000 issues.

   Costs of Readiness. Synopsys has not incurred, and does not expect to incur, material expense in connection with our Year 2000 Efforts. We estimate that the cost of our Year 2000 Efforts, including the costs of our own employees who work on such Year 2000 Efforts, will not exceed $5.9 million, including $3.5 million of incremental costs relating to hardware, software and consulting resources with the balance representing the costs associated with reallocating internal resources. This number is a current estimate based on our Year 2000 Efforts to date. Should we encounter significant unforeseen Year 2000 problems, either in our products or internal systems, or in our customers' operations, this number could increase, perhaps by a material amount. These expenses will be funded from operating cash flows. Such amount represents less than 4.9 percent of our total actual and anticipated IT expenditures for fiscal 1998 through March 31, 2000 (including employee expenses of our IT department). As of December 31, 1998, we had incurred costs of approximately $1.4 million related to our Year 2000 Efforts. All of this amount relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Expansion and upgrade of our internal systems unrelated to our Year 2000 Efforts have not been materially delayed or impacted by our Year 2000 Efforts.

   Contingency Plans. Synopsys has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by us and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The most likely worst case scenario has not yet been clearly identified, nor has a contingency plan been developed for dealing with such scenario. We currently plan to complete such analysis and contingency planning by June 30, 1999, in conjunction with the Company's overall crisis planning efforts.

EUROPEAN MONETARY UNIT

   The Company's sales to European customers are primarily U.S. dollar based. However, the Company recognizes the potential importance the newly introduced European Monetary Unit (EMU) to its customers residing in the European union. The Company's information systems are capable of functioning in multiple currencies. The Company has already started to make system changes to make all infrastructures capable of operations in the EMU. The Company does not expect to incur significant expenses for these system changes. The Company does not expect any disruption in operations due to the EMU implementation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   Potential Earnings Fluctuations. We attempt to plan our business to achieve quarter-to-quarter revenue and earnings growth. Achieving predictable revenue and earnings growth is difficult. Quarterly revenue and earnings are affected by many factors, including customer product demand, product license terms, the size of our backlog, and the timing of revenue recognition on products and services sold. The following factors could affect our revenues and earnings per share in a particular quarter or over several quarterly or annual periods:

o Our orders are seasonal. Historically, our first fiscal quarter ending December 31 is our weakest, and may have a book-to-bill ratio below one.
o Our products are complex, and before buying them potential customers spend a great deal of time reviewing and testing them. This is particularly true if they are new customers or current customers purchasing a new product or switching from a competitor's product. The sales cycle does not necessarily match quarterly periods, and if by the end of any quarter our sales force has not sold enough new licenses, our orders and revenues could be substantially reduced.
o Like many companies in the software industry, we receive a disproportionate volume of orders in the last week of a quarter, and recognize a disproportionate amount of revenue in the last week of a quarter. In addition, the proportion of our business attributable to our largest customers is increasing. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders and revenue for that period could be substantially reduced.
o The accounting rules we are required to follow only permit us to recognize revenue when certain criteria are met. Orders for certain of our products and services, including certain time-based product licenses, consulting services, and software support, yield revenue (or a significant portion thereof) over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale. In addition, in negotiating a purchase order with a customer, we may agree to terms that have the effect of requiring deferral of revenue in whole or in part. Therefore, for a given quarter, it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet our revenue and/or earnings plan by drawing on backlog and deferred revenue while orders are under plan.

   Competition. The EDA industry is highly competitive. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities, for a share of the overall EDA budgets of our customers. In general, competition is based on product quality and features, post-sales support, price and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. (Cadence), Mentor Graphics, Inc. (Mentor) and Avant! Corporation (Avant!), as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit (IC) design process. In the first quarter of fiscal 1999, Synopsys' competitors offered aggressive discounts on their products. If this behavior continues, overall pricing for EDA products may be affected. In order to remain successful against such competition, we must continue to enhance our current products and bring to market new products that address the needs of our customers. We also will have to expand our ability to offer consulting services. The failure to enhance existing products, develop and/or acquire new products or to expand our ability to offer such services would have a material adverse effect on our business, financial condition and results of operations.

   Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving a broad range of products (including both logic and physical design tools) and services rather than on the basis of individual "point" tools performing a discrete phase of the design process. No single EDA company currently offers its customers industry-leading products in a complete design flow. We offer a wide range of logic design tools but currently offer a relatively limited range of physical design tools. In November 1998 we acquired Everest, a private company developing physical design software. We will need to develop or acquire additional physical design tools in order to offer a complete design flow. We are also attempting to expand our capacity to offer professional services, but for the foreseeable future will continue to have less capacity than Cadence to provide such services. The market for physical design tools is dominated by Cadence and Avant!, both of which are attempting to complete their design flows. Cadence recently acquired Ambit Design Systems, a private company offering synthesis and other logic design products, as well as certain physical design verification products from Lucent Technologies and Design Acceleration, Inc. Each of these acquisitions will increase the direct competition between Synopsys and Cadence. In addition, Cadence's acquisition of logic design products may lead to reductions in purchases of our logic design software by Cadence, which was one of Synopsys' ten largest customers in fiscal 1998. Avant! also recently acquired a private company offering logic synthesis software, which will increase the direct competition between Synopsys and Avant!.

   Success of Non-Synthesis Products. Historically, much of the Company's growth has been attributable to the strength of its logic synthesis products. Opportunities for growth in market share in this area are limited, and synthesis revenues are expected to grow more slowly than our target for overall revenue growth. In fiscal 1998 and the first quarter of fiscal 1999, synthesis and related "design creation" products accounted for approximately 45-50% of our revenue, with synthesis accounting for approximately 30% of revenue. In order to meet our revenue plan, revenue from our non-synthesis design creation products, certain high level verification products, and our deep submicron products must grow faster than our overall revenue growth target. Among the products that we expect to be the most important contributors to revenue growth are our PrimeTime(R) timing analysis, Formality(R) formal verification, Module Compiler(TM) datapath synthesis, VCS(TM) Verilog simulation and EPIC deep submicron analysis and verification products. If revenue growth for these products fails to meet our expectations, it is unlikely that we will meet our overall revenue growth target.

   In order to sustain revenue growth over the long term, we will have to introduce new products that are accepted by a broad range of customers and to significantly expand our capacity to offer consulting services. Product success is difficult to predict. The introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have had products that have failed to meet our revenue expectations. Expanding revenue from consulting services will require us to recruit, hire and train a large number of talented people, and to implement management controls on bidding and executing on services engagements. The consulting business is significantly different from the software business, however, and increasing consulting orders and revenue while maintaining an adequate level of profit can be difficult. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

   Integration of Acquired Businesses. We have acquired or merged with a number of companies in recent years, including EPIC Design Technology, Inc., Viewlogic, Systems Science, Inc. and Everest, and as part of our efforts to expand our product and services offerings, we may acquire additional companies in the future. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to the Company, there is no assurance that any individual acquisition will have the projected effect on the Company's performance.

   Dependence on Semiconductor and Electronics Business. Our business has benefited from the rapid worldwide growth of the semiconductor industry. Purchases of our products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers. Despite recent indications of a recovery in the semiconductor industry, the outlook for fiscal 1999 is uncertain, owing in part to adverse economic conditions in Asia. A number of our customers have announced layoffs of their employees or the suspension of investment plans, and although we have not seen a significant drop-off in demand from these customers, their EDA budgets could be reduced, alone or as part of overall expense control efforts. In addition, there have been a number of mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. Slower growth in the semiconductor and systems industries, a reduced number of design starts, tightening of customers' operating budgets or continued consolidation among our customers may have a material adverse effect on our business, financial condition and results of operations.

   International Exposure. In the first quarter of fiscal 1999, international revenue accounted for 36% of our total revenue, compared to 42% of total revenue in the first quarter of fiscal 1998. We expect that international revenue will continue to account for a significant portion of our revenue in the future. As a result, the Company's performance may be negatively affected by changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions. In particular:

o Revenue from sales in Japan during fiscal 1998 and the first quarter of fiscal 1999 was adversely affected by overall weakness in the Japanese economy, and the deferral of investments in semiconductor facilities and technology by Japanese companies. Continued weakness of the Japanese economy is likely to adversely affect revenue from Japan, and the rest of Asia, during the rest of fiscal 1999. The yen has recently strengthened, but the exchange rate for fiscal 1999 remains subject to unpredictable fluctuations. Renewed weakness of the yen could adversely affect revenue from Japan during the remainder of fiscal 1999.

o Significant declines in the value of the Korean won during fiscal 1998, and the subsequent economic crisis had a significant adverse affect on our orders and revenue from Korea during fiscal 1998, and is likely to continue to affect our business in Korea in fiscal 1999. Other Asian countries also experienced economic and currency problems. If such conditions persist in fiscal 1999, orders and revenues from the Asia Pacific region would be adversely affected.

   Risk of Joint Development. In February 1996, we entered into a six-year joint development and license agreement with IBM, pursuant to which the two companies agreed to develop certain new products. Joint development of products is subject to risks and uncertainties over and above those affecting internal development. The first jointly developed product resulting from the alliance, PrimeTime, was introduced in fiscal 1997; the second such product, Chip Architect, was introduced in January 1999. In December 1998, Synopsys and IBM agreed to terminate all further joint development efforts. There can be no assurance that the products developed by the alliance will be successful.

   Need to Recruit and Retain Key Personnel. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, with significant start-up activity, and our headquarters is in Silicon Valley, where skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA engineers, and the competition for such individuals is intense. Experience at Synopsys is highly valued in the EDA industry, and our employees are recruited aggressively by our competitors and by start-up companies. Our salaries are competitive in the market, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, we have experienced, and may continue to experience, significant employee turnover. In addition, there can be no assurance that we can continue to recruit and retain key personnel. Failure to successfully recruit and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

   Poison Pill Provisions. Synopsys has adopted a number of provisions that could have anti-takeover effects. The Board of Directors has adopted a Preferred Shares Rights Plan, commonly referred to as a "poison pill." In addition, the Board of Directors has the authority, without further action by its stockholders, to fix the rights and preferences of, and to issue, authorized but undesignated shares of Preferred Stock. This provision and other provisions of Synopsys' Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which the stockholders of the Company might otherwise receive a premium for their shares over then current market prices.

   Year 2000. We presently believe that we will not experience significant operational problems arising from the Year 2000 problem (i.e., the inability of certain computer programs to correctly process date information on or after January 1, 2000). However, if unforeseen Year 2000 issues arise with respect to Synopsys products, one or more important customers experiences Year 2000-related problems that interferes with their purchases of Synopsys products, or we are not able to identify and fix Year 2000 problems relating to the computer systems and software we rely on to run our business, we may experience a disruption in our business, which could have a material adverse impact on our business, financial condition and results of operations.

   Change in Financial Accounting Standards. We prepare our financial statements in conformity with generally accepted accounting principles (GAAP). GAAP are subject to interpretation by the American Institute of Certified Public Accountants (AICPA), the Securities and Exchange Commission
(SEC) and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may even affect our reporting of transactions completed before a change is announced. For example, recent developments in the way the SEC views in-process research and development charges has made it difficult to predict with confidence the financial statement effects of acquisitions accounted for by the purchase method of accounting. Accounting policies affecting many other aspects of our business, including rules relating to software revenue recognition, purchase and pooling-of-interests accounting for business combinations, employee stock purchase plans and stock option grants have recently been revised or are under review by one or more accounting authorities. Changes to these rules, or the questioning of current practices, may have a significant adverse effect on our reported financial results or in the way we conduct our business.

   In addition, the preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Interest Rate Risk" and "Foreign Currency Risk" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein.

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


                               SYNOPSYS, INC.





                                By: /s/  David M. Sugishita
                                   --------------------------------------------
                                   David M. Sugishita
                                   Sr. Vice President, Finance & Operations
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date:  February 10, 1999

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
27                              Financial Data Schedule
