Form 10-Q
period 1999-04-03
SYNOPSYS INC
filed 1999-05-10
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      (MARK ONE)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999
                                       OR

         ()       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER: 0-19807

                        -------------------------------

                                 SYNOPSYS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  56-1546236
       ------------------------------                 ----------------------
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


               70,868,097 shares of Common Stock as of May 4, 1999

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                      INDEX



                                                                                                             PAGE
                                                                                                             ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements:

                  Condensed Consolidated Balance Sheets - March 31, 1999
                    and September 30, 1998                                                                     3

                  Condensed Consolidated Statements of Income - Three Months
                    and Six Months Ended March 31, 1999 and 1998                                               4

                  Condensed Consolidated Statements of Cash Flows - Six Months
                    Ended March 31, 1999 and 1998                                                              5

                  Notes to Condensed Consolidated Financial Statements                                        6-8

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         9-17

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                       17



PART II              OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                              18

Item 6.      Exhibits and Reports on Form 8-K                                                                 19

             Signature                                                                                        20

                         PART I -- FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                              MARCH 31,      SEPTEMBER 30,
                                                                               1999              1998
                                                                             ----------      -------------
                                                                                     (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                              $  118,516       $  164,548
      Short-term investments                                                    567,385          440,082
                                                                             ----------       ----------
         Cash and short-term investments                                        685,901          604,630
                                                                             ----------       ----------
      Accounts receivable, net of allowances of
         $13,018 and $13,210, respectively                                      139,213          126,336
      Prepaid expenses, deferred taxes and other                                 45,205           42,461
                                                                             ----------       ----------
           Total current assets                                                 870,319          773,427
                                                                             ----------       ----------

Property and equipment, net                                                     119,072           99,998
Long-term investments                                                            36,043           38,265
Intangibles and other assets                                                     74,012           39,943
                                                                             ----------       ----------
             Total assets                                                    $1,099,446       $  951,633
                                                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                               $  104,395       $  117,412
      Current portion of long-term debt                                           8,949            7,783
      Accrued income taxes                                                       45,168           50,313
      Deferred revenue                                                          102,621           93,160
                                                                             ----------       ----------
           Total current liabilities                                            261,133          268,668
                                                                             ----------       ----------

Long-term debt                                                                   13,486           13,138
Deferred compensation                                                             8,556            4,886

Stockholders' equity:
      Preferred stock, $.01 par value; 2,000,000 shares authorized;
        no shares outstanding                                                        --               --
      Common stock, $.01 par value; 200,000,000 shares
        authorized; 70,471,000 and 67,925,000 shares
        outstanding, respectively                                                   705              679
      Additional paid-in capital                                                502,281          423,975
      Retained earnings                                                         302,821          240,465
      Treasury stock, at cost                                                        --          (11,184)
      Accumulated other comprehensive income                                     10,464           11,006
                                                                             ----------       ----------
           Total stockholders' equity                                           816,271          664,941
                                                                             ----------       ----------
             Total liabilities and stockholders' equity                      $1,099,446       $  951,633
                                                                             ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    -----------------------       -----------------------
                                                            MARCH 31,                     MARCH 31,
                                                      1999           1998           1999            1998
                                                    --------       --------       --------       --------
                                                          (unaudited)                   (unaudited)
Revenue:
      Product                                       $116,680       $103,063       $226,639       $213,488
      Service                                         73,506         67,042        143,773        130,829
                                                    --------       --------       --------       --------
           Total revenue                             190,186        170,105        370,412        344,317
                                                    --------       --------       --------       --------
Cost of revenue:
      Product                                          8,311          8,282         15,906         17,093
      Service                                         16,381         13,008         30,492         27,689
                                                    --------       --------       --------       --------
           Total cost of revenue                      24,692         21,290         46,398         44,782
                                                    --------       --------       --------       --------
Gross margin                                         165,494        148,815        324,014        299,535
                                                    --------       --------       --------       --------
Operating expenses:
      Research and development                        39,182         36,471         80,118         76,908
      Sales and marketing                             58,476         57,293        114,054        123,454
      General and administrative                      10,873         11,257         21,965         24,544
      Amortization of goodwill                         1,470             --          1,470             --
      Merger-related and other costs                      --         11,888             --         47,888
      In-process research and development
        and other costs                               16,267             --         16,267          4,191
                                                    --------       --------       --------       --------
           Total operating expenses                  126,268        116,909        233,874        276,985
                                                    --------       --------       --------       --------
Operating income                                      39,226         31,906         90,140         22,550
Other income, net                                      9,708          6,419         18,192         11,360
                                                    --------       --------       --------       --------
Income before provision for income taxes
      and extraordinary item                          48,934         38,325        108,332         33,910
Provision for income taxes                            22,313         13,151         41,320         17,225
                                                    --------       --------       --------       --------
Net income before extraordinary item                  26,621         25,174         67,012         16,685
Extraordinary item, net of income tax expense             --             --             --          1,869
                                                    --------       --------       --------       --------
Net income                                          $ 26,621       $ 25,174       $ 67,012       $ 18,554
                                                    ========       ========       ========       ========
Basic earnings per share:
      Net income before extraordinary item          $   0.38       $   0.38       $   0.96       $   0.25
      Extraordinary item                                  --             --             --           0.03
                                                    --------       --------       --------       --------
      Net income                                    $   0.38       $   0.38       $   0.96       $   0.28
                                                    ========       ========       ========       ========
      Weighted average common shares                  70,286         65,950         69,739         65,605
                                                    ========       ========       ========       ========
Diluted earnings per share:
      Net income before extraordinary item          $   0.36       $   0.37       $   0.92       $   0.24
      Extraordinary item                                  --             --             --           0.03
                                                    --------       --------       --------       --------
      Net income                                    $   0.36       $   0.37       $   0.92       $   0.27
                                                    ========       ========       ========       ========
      Weighted average common shares
        and equivalents                               73,873         68,262         73,207         68,585
                                                    ========       ========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                          SIX MONTHS ENDED
                                                                      --------------------------
                                                                              MARCH 31,
                                                                        1999              1998
                                                                      ---------        ---------
                                                                              (unaudited)
Cash flows provided by operating activities:

      Net income                                                      $  67,012        $  18,554
      Adjustments to reconcile net income to cash flows
         provided by operating activities:
            Depreciation and amortization                                23,722           21,887
            Tax benefit associated with stock options                    18,893            6,482
            Provision for doubtful accounts and sales returns              (192)           3,749
            Interest accretion on notes payable                             448              196
            Deferred taxes                                                  426             (304)
            Gain on sale of long-term investments                        (9,282)          (4,000)
            Noncash merger-related and other costs                           --            8,023
            In-process research and development and other costs          16,267            4,191
            Extraordinary gain on extinguishment of debt                     --           (1,869)
            Changes in operating assets and liabilities:
               Accounts receivable                                      (12,066)           2,312
               Prepaid expenses and other current assets                    894              706
               Accounts payable and accrued expenses                    (15,680)             767
               Accrued income taxes                                      (5,145)         (13,959)
               Deferred revenue                                           9,190           17,471
               Deferred compensation                                      3,670            2,496
                                                                      ---------        ---------
            Cash flows provided by operating activities                  98,157           66,702
                                                                      ---------        ---------
Cash flows used in investing activities:
      Expenditures for property and equipment                           (38,224)         (19,449)
      Proceeds from sale of long-term investments                        10,947           11,634
      Purchases of long-term investments                                 (3,885)            (901)
      Purchases and maturities of short-term investments, net          (127,303)        (103,348)
      Acquisitions, net of cash                                         (34,786)          (2,236)
      Intangibles and other assets                                       (3,881)          (8,796)
                                                                      ---------        ---------
            Cash flows used in investing activities                    (197,132)        (123,096)
                                                                      ---------        ---------

Cash flows provided by financing activities:
      Payments of long-term debt                                         (9,477)          (4,839)
      Issuances of common stock                                          62,536           28,449
                                                                      ---------        ---------
            Cash flows provided by financing activities                  53,059           23,610
                                                                      ---------        ---------
Effect of exchange rate changes on cash                                    (116)          (1,159)
Net decrease in cash and cash equivalents                               (46,032)         (33,943)
Cash and cash equivalents, beginning of period                          164,548          127,307
                                                                      ---------        ---------
Cash and cash equivalents, end of period                              $ 118,516        $  93,364
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

2. BUSINESS COMBINATIONS

      Acquisitions

     During the second quarter of fiscal 1999, the Company acquired Gambit Automated Design, Inc. (Gambit), Smartech OY and the rights to CoverMeter, a software product owned by Advanced Technology Center, for a combined purchase price of $51.6 million, including notes of $10.3 million. The Company reserved approximately 78,000 shares of its common stock for issuance under Gambit's stock option plan, which the Company assumed in the acquisition. The purchase price of each transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the respective acquisition. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over four to five-year periods. Approximately $16.3 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

      Pro forma results of operations have not been presented since the effects of the acquisitions were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

      Mergers

      On November 20, 1998, the Company exchanged approximately 1.4 million shares of its common stock for all the outstanding stock of Everest Design Automation, Inc. (Everest) and reserved approximately 100,000 shares of its common stock for issuance under Everest's stock option plan, which the Company assumed in the transaction. The business combination was accounted for as a pooling-of-interests. The Board of Directors approved the rescission of the Company's stock repurchase program in order to comply with pooling-of-interests accounting guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 96. The Company's condensed consolidated financial statements have been restated to include the financial position and results of Everest for all periods presented. The following table sets forth the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements:


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                             -------------------------        --------------------------
                                                     MARCH 31,                         MARCH 31,
                                               1999             1998             1999             1998
                                             ---------       ---------        ---------        ---------
                                                    (unaudited)                       (unaudited)
                                                                     (in thousands)

Total revenue:
      Synopsys                               $ 190,186       $ 170,105        $ 370,412        $ 344,317
      Everest                                       --              --               --               --
                                             ---------       ---------        ---------        ---------
Combined                                     $ 190,186       $ 170,105        $ 370,412        $ 344,317
                                             ---------       ---------        ---------        ---------

Net income (loss):
      Synopsys                               $  26,621       $  25,527        $  67,773        $  19,127
      Everest                                       --            (353)            (761)            (573)
                                             ---------       ---------        ---------        ---------
Combined                                     $  26,621       $  25,174        $  67,012        $  18,554
                                             =========       =========        =========        =========


3. COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income as of the first quarter of fiscal 1999. SFAS No. 130 has no impact on the Company's net income or total stockholders' equity. The following table sets forth the components of comprehensive income, net of income tax expense:


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                ------------------------       ------------------------
                                                       MARCH 31,                       MARCH 31,
                                                  1999            1998           1999            1998
                                                --------        --------       --------        --------
                                                       (unaudited)                   (unaudited)
                                                                   (in thousands)
Net income                                      $ 26,621        $ 25,174       $ 67,012        $ 18,554
      Cumulative translation adjustment             (485)            160           (116)         (1,159)
      Change in unrealized gain (loss) on
         available-for-sale investments           (2,807)         12,665           (426)          8,279
                                                --------        --------       --------        --------
Total comprehensive income                      $ 23,329        $ 37,999       $ 66,470        $ 25,674
                                                ========        ========       ========        ========

4. EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted-average number of common shares. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method.

      The following table sets forth the computation of basic and diluted earnings per share:


                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 ---------------------------       ---------------------------
                                                           MARCH 31,                         MARCH 31,
                                                   1999              1998             1999              1998
                                                 ----------       ----------       ----------       ----------
                                                          (unaudited)                     (unaudited)

                                                           (in thousands, except per share amounts)
NUMERATOR:
Numerator for basic and diluted earnings
    per share -
      Net income before extraordinary item       $   26,621       $   25,174       $   67,012       $   16,685
      Extraordinary item                                 --               --               --            1,869
                                                 ----------       ----------       ----------       ----------
      Net income                                 $   26,621       $   25,174       $   67,012       $   18,554
                                                 ==========       ==========       ==========       ==========

DENOMINATOR:

Denominator for basic earnings per share -
      weighted-average shares                        70,286           65,950           69,739           65,605
Effect of dilutive securities:
      Employee stock options                          3,587            2,312            3,468            2,980
                                                 ----------       ----------       ----------       ----------
Dilutive potential common shares                     73,873           68,262           73,207           68,585
                                                 ==========       ==========       ==========       ==========

Basic earnings per share:
      Net income before extraordinary item       $     0.38       $     0.38       $     0.96       $     0.25
      Extraordinary item                                 --               --               --             0.03
                                                 ----------       ----------       ----------       ----------
      Net income                                 $     0.38       $     0.38       $     0.96       $     0.28
                                                 ==========       ==========       ==========       ==========

Diluted earnings per share:
      Net income before extraordinary item       $     0.36       $     0.37       $     0.92       $     0.24
      Extraordinary item                                 --               --               --             0.03
                                                 ----------       ----------       ----------       ----------
      Net income                                 $     0.36       $     0.37       $     0.92       $     0.27
                                                 ==========       ==========       ==========       ==========


5. EFFECT OF NEW ACCOUNTING STANDARDS

      During fiscal 1999, the Company early adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires computer software costs incurred during the application development stage to be capitalized and amortized to operations over the software's estimated useful life. The effect of adopting SOP 98-1 for the three and six-month periods ended March 31, 1999 was not material to the Company's consolidated financial position, results of operations or cash flows.

      In December 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which amends SOP 97-2, Software Revenue Recognition. and supercedes SOP 98-4. The Company will adopt SOP 98-9 in fiscal 2000. The Company intends to modify certain aspects of its business model such that the impact of SOP 98-9 will not be significant.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and in June 1998, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Readers are referred to the "Effect of New Accounting Standards" section of the Company's 1998 Annual Report on Form 10-K for further discussion.

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

RESULTS OF OPERATIONS

      Business Combinations - Acquisitions. During the course of the second quarter of fiscal 1999, the Company completed three acquisitions. The Company acquired Gambit, a privately held provider of place and route software and physical design services located in San Jose, California. The Company had been an investor in Gambit since fiscal 1997. The Company also acquired Smartech OY of Finland, a privately held design services firm with specific expertise in the design of wireless communication devices. Additionally, the Company acquired the rights to "CoverMeter," a Verilog code coverage tool, from Advanced Technology Center of Massachusetts.

      The combined purchase price for the transactions totaled $51.6 million, including notes of $10.3 million. The Company reserved approximately 78,000 shares of its common stock for issuance under Gambit's stock option plan, which the Company assumed in the acquisition. The purchase price of each transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the respective acquisition based on appraisals completed by independent third parties. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over four to five-year periods. Approximately $16.3 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The in-process research and development projects were estimated to be approximately 75% complete in the aggregate, and the expected aggregate cost to complete the projects was estimated at $3.2 million. During the valuation process, core technology was identified in addition to the in-process research and development projects. The core technology was valued separately using a discount rate of 15% and is being amortized over its estimated useful life. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In discounting the estimated cash flows, a discount rate of 25% was used based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects, expected incremental revenues and expenses associated with the development projects utilizing the acquired technology, and risks and uncertainties in incorporating the acquired technology into the Company's development projects. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Gross profit was assumed to approximate the Company's corporate gross profit average. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology.

      Pro forma results of operations have not been presented since the effects of the acquisitions were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

      Mergers. On November 20, 1998, the Company exchanged approximately 1.4 million shares of its common stock for all the outstanding stock of Everest Design Automation, Inc. (Everest) and reserved approximately 100,000 shares of its common stock for issuance under Everest's stock option plan, which the Company assumed in the transaction. The business combination was accounted for as a pooling-of-interests. The Board of Directors approved the rescission of the Company's stock repurchase program in order to comply with pooling-of-interests accounting guidance provided in the SEC Staff Accounting Bulletin No. 96. The Company's condensed consolidated financial statements have been restated to include the financial position and results of Everest for all periods presented.

      Disposition of Viewlogic Systems' PCB/Systems Business - effect on comparative financial information. The Company merged with Viewlogic Systems, Inc. (Viewlogic) in December 1997 in a transaction accounted for as a pooling-of-interests. On October 2, 1998, the Company sold the printed circuit board and electronics systems business (PCB/Systems business) of Viewlogic. In the discussion below, financial information for fiscal 1998 includes the results of the PCB/Systems business, while financial information for fiscal 1999 excludes the PCB/systems business. Therefore, the comparative measures included in the discussion, in particular with respect to absolute dollar amounts of revenue or expenditure, are not necessarily valid with respect to the Company's business as it is presently conducted. A pro forma unaudited condensed consolidated statement of income, excluding the results of the PCB/Systems business and certain unusual charges, was filed with the SEC on a Form 8-K on April 23, 1999.

      Revenue. Revenue for the second quarter of fiscal 1999 increased 11.8% to $190.2 million from $170.1 million in the second quarter of fiscal 1998. Revenue for the first half of fiscal 1999 increased 7.6% to $370.4 million from $344.3 million for the comparable period in fiscal 1998. The increase in revenue for both periods was primarily attributable to increased license revenue as well as increased training and consulting services revenue. Product revenue as a percentage of total revenue remained relatively constant at 61.4% for the second quarter of fiscal 1999 compared to 60.6% for the second quarter of fiscal 1998. Product revenue as a percentage of total revenue for the first half of fiscal 1999 was 61.2%, compared to 62.0% for the comparable period in fiscal 1998. This decrease was due in part to relatively faster growth in service revenue from training and consulting services.

      International revenue as a percentage of total revenue increased to 41.3% in the second quarter of fiscal 1999 from 37.4% in the second quarter of fiscal 1998 as a result of increased European sales in the second quarter of fiscal 1999. For the first half of fiscal 1999, international revenue was 38.4% of total revenue, compared to 39.4% for the comparable period in fiscal 1998. This decrease is primarily attributable to lower revenue in Asia resulting from the continued weak economies in many Asian countries, particularly Korea.

      Cost of Revenue. Cost of revenue as a percentage of total revenue remained constant at 13.0% for all periods presented. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products.

      Research and Development. Research and development expenses as a percentage of total revenue decreased to 20.6% in the second quarter of fiscal 1999 from 21.4% in the second quarter of fiscal 1998, and increased in absolute dollars to $39.2 million from $36.5 million. Research and development expenses were $80.1 million for the first half of fiscal 1999 in absolute dollars, compared to $76.9 million for the comparable period in fiscal 1998. As a percentage of total revenue, research and development decreased to 21.6% in the first half of fiscal 1999 compared to 22.3% for the comparable period in fiscal 1998. The increase in absolute dollars for all periods presented was primarily attributable to increases in amortization and depreciation expenses, personnel and personnel-related costs, and consulting expenses.

      Sales and Marketing. Sales and marketing expenses as a percentage of total revenue decreased to 30.7% in the second quarter of fiscal 1999 from 33.7% in the second quarter of fiscal 1998, and increased in absolute dollars to $58.5 million from $57.3 million. The increase in absolute dollars was primarily the result of additional spending in advertising, trade shows and travel-related costs. Sales and marketing expenses were 30.8% of total revenue for the first half of fiscal 1999, compared to 35.9% for the comparable period in fiscal 1998. In absolute dollars, sales and marketing expenses were $114.1 million for the first half of fiscal 1999, compared to $123.5 million for the comparable period in fiscal 1998. The decrease as a percentage of total revenue for both periods presented and in absolute dollars for the first half of fiscal 1999 was primarily due to the Company realizing expense reductions in connection with aligning Viewlogic operations that began materializing in the second quarter of fiscal 1998.

      General and Administrative. General and administrative expenses as a percentage of total revenue decreased to 5.7% in the second quarter of fiscal 1999 from 6.6% in the second quarter of fiscal 1998, and decreased in absolute dollars to $10.9 million from $11.3 million. General and administrative expenses were 5.9% of total revenue for the first half of fiscal 1999, compared to 7.1% for the comparable period in fiscal 1998 and decreased in absolute dollars to $22.0 million from $24.5 million. The decrease as a percentage of total revenue and in absolute dollars for all periods presented was primarily due to reductions in bad debt expense, travel-related expenses, and outside service fees partially offset by an increase in facilities expenditures.

      Amortization of Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired by the Company and, under the Company's accounting policies is being amortized over the estimated useful life of four to five-year periods. The Company assesses the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of goodwill charged to operations was $1.5 million in the second quarter of fiscal 1999, and was not material for the second quarter of fiscal 1998.

      In-process Research and Development. The Company incurred in-process research and development charges of $16.3 million in the first half of fiscal 1999 related to various acquisitions.

      Other Income, net. Other income, net for the second quarter of fiscal 1999 increased 51.2% to $9.7 million from $6.4 million in the second quarter of fiscal 1998 and increased as a percentage of total revenue to 5.1% from 3.8%. For the first half of fiscal 1999, other income, net was $18.2 million, compared to $11.4 million for the comparable period in fiscal 1998. Other income, net increased as a percentage of total revenue to 4.9% in the second quarter of fiscal 1999 from 3.3% in the second quarter of fiscal 1998. These increases were primarily due to higher average invested cash and short-term investment balances, which yielded more interest income for the fiscal 1999 periods presented compared to fiscal 1998 periods. The increase in the invested cash and short-term investments resulted primarily from increased cash flow generated from the Company's operations and cash proceeds from a relatively greater number of employee stock options exercised during the first half of fiscal 1999, partially offset by cash outlays of $34.8 million for the acquisitions in the second quarter of fiscal 1999.

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

     The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at March 31, 1999. In accordance with the Company's investment policy, all investments mature in fifteen months or less.

Principal (Notional) Amounts in U.S. Dollars:


                                           Carrying          Average
(in thousands, except interest rates)       Amount        Interest Rate
                                           --------       -------------
Short-term investments - fixed rate        $567,385           3.36%
Money market funds - variable rate           51,664           3.17%
                                           --------
  Total interest bearing instruments       $619,049           3.34%
                                           ========

     Foreign Currency Risk. The Company enters into foreign exchange forward contracts to reduce its exposure to currency fluctuations on foreign currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of the foreign currency exchange rate movements on the Company's operating results. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had $16.5 million of short-term foreign exchange forward contracts denominated in Japanese, Italian, German, French, and British currencies which approximated the fair value of such contracts and their underlying transactions as of March 31, 1999. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     The following table provides information about the Company's foreign exchange forward contracts at March 31, 1999. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at March 31, 1999. These forward contracts mature in approximately thirty days.

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in
  U.S. Dollars Related to Intercompany Balances:


                                                                                    Contract
(in thousands, except for average contract rates)                  Amount             Rate
                                                                  --------          --------
Forward Contract
     Japanese yen                                                 $ 10,310           120.13
     Japanese yen                                                   17,003           119.08
     British pound sterling                                           (414)            0.62
     German mark                                                    (3,292)            1.82
     French franc                                                   (7,370)            6.11
     Italian lira                                                      228          1803.70

     The unrealized gain (loss) on the outstanding forward contracts at March 31, 1999 was immaterial to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

      Income Taxes. The Company's effective income tax rate for the three and six-month periods ended March 31, 1999, was 32% compared to 34% for the comparable periods in the prior year, respectively, excluding the effect of unusual charges which were not deductible for income tax purposes. The Company does not anticipate any material change to the effective tax rate for the remainder of fiscal 1999.

ACCOUNTING PRONOUNCEMENTS
      During fiscal 1999, the Company early adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires computer software costs incurred during the application development stage to be capitalized and amortized to operations over the software's estimated useful life. The effect of adopting SOP 98-1 for the three and six-month periods ended March 31, 1999 was not material to the Company's consolidated financial position, results of operations or cash flows.

      In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which amends SOP 97-2, Software Revenue Recognition and supercedes SOP 98-4. The Company will adopt SOP 98-9 in fiscal 2000. The Company intends to modify certain aspects of its business model such that the impact of SOP 98-9 will not be significant.

      In June 1997, the Financial Accounting Standards Board issued Statement of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and in June 1998, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Readers are referred to the "Effect of New Accounting Standards" section of the Company's 1998 Annual Report on Form 10-K for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and short-term investments were $685.9 million, an increase of $81.3 million from September 30, 1998. The increase is primarily a result of cash generated by operations of $98.2 million and through investing and financing activities, mainly the exercise of stock options and purchases of stock through the employee stock purchase plans of $62.5 million and the proceeds on sale of long-term investments of $10.9 million. These cash flows were partially offset by cash outflows for investing and financing activities, capital expenditures of $38.2 million, acquisitions of $34.8 million and cash paid on debt obligations of $9.5 million.

      Accounts receivable increased 10% during the six months ended March 31, 1999. Days sales outstanding in receivables increased to 66 days as of March 31, 1999 from 59 days at September 30, 1998.

      At December 31, 1998, the Company had two foreign exchange lines of credit available totaling $70 million which expire in July 1999 and October 1999.

      The Company's management believes that its current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for at least the next twelve months.

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

      State of Readiness. In general, Synopsys' products are not date-sensitive, and therefore are less likely to have Year 2000 issues. We have inspected or tested 99% of our products to determine whether they have Year 2000 problems. None of our tested products experienced significant date-related failures. In addition, we are operating a dedicated Year 2000 test laboratory, which we use to test all of our untested products and to maintain Year 2000 compliance of all future products. We do not expect that we will experience significant date-related failures with respect to the products to be tested or, if we do, that we will incur substantial costs to fix such failures. To determine whether our customers' purchases will be affected by Year 2000 issues we have held, and are continuing to hold, discussions with a number of such customers to determine whether our interactions with such customers are vulnerable to Year 2000 issues.

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

      Our Year 2000 Efforts are being conducted primarily by Synopsys employees and in Synopsys facilities. We began our Year 2000 Efforts in February 1997. We currently anticipate that they will be completed by September 30, 1999, prior to any currently anticipated impact on our internal computer systems and software. As of March 31, 1999, we had completed approximately 65% of the total effort for the projects we believe are necessary to fully address potential Year 2000 issues relating to our internal computer systems and software.

      In addition to conducting an assessment of our products and internal systems and software, we have conducted a phone survey of our 200 most important vendors and service providers. We have requested our third party vendors to be Year 2000 compliant by June 15, 1999. All of those vendors surveyed have indicated that they are or will be Year 2000 compliant by such date; any suppliers who do not meet this requirement will be replaced by alternate vendors.

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

      Costs of Readiness. Synopsys has not incurred, and does not expect to incur, material expense in connection with our Year 2000 Efforts. We currently estimate that the cost of our Year 2000 Efforts, including the costs of our own employees who work on such Year 2000 Efforts, will not exceed $8.1 million, including $5.5 million of incremental costs relating to hardware, software and consulting resources, with the balance representing the costs associated with reallocating internal resources. This estimate reflects a recent increase based on the completion of our evaluation of the number of our computers that require Year 2000 remediation. Should we encounter significant unforeseen Year 2000 problems, either in our products or internal systems, or in our customers' operations, this number could increase, perhaps by a material amount. These expenses will be funded from operating cash flows. Such amount represents less than five percent of our total actual and anticipated IT expenditures for fiscal 1998 through March 31, 2000 (including employee expenses of our IT department). As of March 31, 1999 we had incurred costs of approximately $1.8 million related to our Year 2000 Efforts. All of this amount relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Expansion and upgrade of our internal systems unrelated to our Year 2000 Efforts have not been materially delayed or impacted by our Year 2000 Efforts.

      Contingency Plans. Synopsys has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by us and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The most likely worst case scenario has not yet been clearly identified, nor has a contingency plan been developed for dealing with such scenario. We currently plan to complete such analysis and contingency planning by September 30, 1999, in conjunction with the Company's overall crisis planning efforts.

EUROPEAN MONETARY UNIT

     The Company's sales to European customers are primarily U.S. dollar based. However, the Company recognizes the potential importance of the newly introduced European Monetary Unit (EMU) to its customers residing in the European union. The Company's information systems are capable of functioning in multiple currencies. The Company has already started to make system changes to make all infrastructures capable of operations in the EMU. The Company does not expect to incur significant expenses for these system changes. The Company does not expect any disruption in operations due to the EMU implementation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Potential Earnings Fluctuations. We attempt to plan our business to achieve predictable revenue and earnings growth. Achieving predictable revenue and earnings growth is difficult. Quarterly revenue and earnings are affected by many factors, including customer product and service demand, product license terms, the size of our backlog, and the timing of revenue recognition on products and services sold. The following factors could affect our revenues and earnings in a particular quarter or over several quarterly or annual periods:

- Our orders are seasonal. Historically, our first fiscal quarter (ending December 31) has been our weakest.

- Our products are complex, and before buying them potential customers spend a great deal of time reviewing and testing them. This is particularly true if they are new customers or current customers purchasing a new product or switching from a competitor's product. The sales cycle does not necessarily match quarterly periods, and if by the end of any quarter we have not sold enough new licenses, our orders and revenues could be below our plan.

- Like many companies in the software industry, we receive a disproportionate volume of orders in the last week of a quarter, and recognize a disproportionate amount of revenue in the last week of a quarter. In addition, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders and revenue for that period could be below our plan.

- The accounting rules we are required to follow permit us to recognize revenue only when certain criteria are met. Orders for certain of our products and services, including certain time-based product licenses, consulting services, and software support, yield revenue (or a significant portion thereof) over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale. In addition, in negotiating a purchase order with a customer, we may agree to terms that have the effect of requiring deferral of revenue in whole or in part. Therefore, for a given quarter, it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet our revenue and/or earnings plan by drawing on backlog and deferred revenue while orders are under plan.

    Competition. The EDA industry is highly competitive. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities, for a share of the overall EDA budgets of our customers. In general, competition is based on product quality and features, post-sale support, price and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. (Cadence), Mentor Graphics, Inc. (Mentor) and Avant! Corporation (Avant!), as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit design process. Synopsys' competitors continue to offer aggressive discounts on their products, in particular on synthesis and Verilog simulation products. If this behavior continues, overall pricing for EDA products may be affected. In order to remain successful against such competition, we must continue to enhance our current products and bring to market new products that address the needs of our customers. We also will have to expand our consulting services business. The failure to enhance existing products, develop and/or acquire new products or to expand our ability to offer such business would have a material adverse effect on our business, financial condition and results of operations.

    Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving a broad range of products (including both logic and physical design tools) and services rather than on the basis of individual "point" tools performing a discrete phase of the design process. No single EDA company currently offers its customers industry-leading products in a complete design flow. We offer a wide range of logic design tools but currently offer a relatively limited range of physical design tools. In November 1998 we acquired Everest, a private company developing physical design software and in March 1999 acquired Gambit, which provides physical design tools and services. We are also attempting to expand our capacity to offer professional services, but for the foreseeable future will continue to have less capacity than Cadence to provide such services. The market for physical design tools is dominated by Cadence and Avant!, both of which are attempting to complete their design flows. Cadence has recently acquired companies offering synthesis and other logic design products, as well as certain physical design verification products. Each of these acquisitions has increased the direct competition between Synopsys and Cadence. In addition, Cadence's acquisition of logic design products may lead to reductions in purchases of our logic design software by Cadence, which was one of Synopsys' ten largest customers in fiscal 1998. Avant! also recently acquired a private company offering logic synthesis software, which will increase the direct competition between Synopsys and Avant!.

    Success of Non-Synthesis Products. Historically, much of the Company's growth has been attributable to the strength of its logic synthesis products. Opportunities for growth in market share in this area are limited, and synthesis revenues are expected to grow more slowly than our target for overall revenue growth. In order to meet our revenue plan, revenue from our non-synthesis design creation products, certain high level verification products, deep submicron products and professional services must grow faster than our overall revenue growth target. During the second quarter of fiscal 1999, revenue from design creation products grew at approximately the same rate as the Company's overall revenue growth rate, revenue from design verification products grew more slowly than the overall corporate rate, and revenue from deep submicron products grew faster than the overall corporate growth rate. Among the products that we expect to be the most important contributors to revenue growth are our PrimeTime(R) timing analysis, Formality(R) formal verification, Module Compiler(TM) datapath synthesis, VCS(TM) Verilog simulation and EPIC(R) deep submicron analysis and verification products. If revenue growth for these products fails to meet our goals, it is unlikely that we will meet our overall revenue growth target.

    In order to sustain revenue growth over the long term, we will have to introduce new products that are accepted by a broad range of customers and to significantly expand our consulting services business. Product success is difficult to predict. The introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have had products that have failed to meet our revenue expectations. Expanding revenue from consulting services will require us to recruit, hire and train a large number of skilled employees, and to implement management controls on bidding and executing on services engagements. The consulting business is significantly different from the software business, however, and increasing consulting orders and revenue while maintaining an adequate level of profit can be difficult. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

    Integration of Acquired Businesses. We have acquired or merged with a number of companies in recent years, including EPIC Design Technology, Inc., Viewlogic, Systems Science, Inc., Everest, Gambit and Smartech, and as part of our efforts to expand our product and services offerings, we may acquire additional companies in the future. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to the Company, there is no assurance that any individual acquisition will have the projected effect on the Company's performance.

    Dependence on Semiconductor and Electronics Business. Our business has benefited from the rapid worldwide growth of the semiconductor industry. Purchases of our products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers. Despite recent indications of a recovery in the semiconductor industry, the outlook for fiscal 1999 is uncertain, owing in part to continuing adverse economic conditions in Asia. A number of our customers have announced layoffs of their employees, restructurings or the suspension of investment plans. The effect of such developments on demand from these customers is difficult to predict, but, as a result of such actions, their EDA budgets could be reduced, alone or as part of overall expense control efforts. In addition, there have been a number of mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. Slower growth in the semiconductor and systems industries, a reduced number of design starts, tightening of customers' operating budgets or continued consolidation among our customers may have a material adverse effect on our business, financial condition and results of operations.

    International Exposure. In the second quarter of fiscal 1999, international revenue accounted for 41.3% of our revenue, compared to 37.4% of revenue in the second quarter of fiscal 1998. For the first half of fiscal 1999, international revenue was 38.4% of total revenue compared to 39.4% for the same period of the prior year. We expect that international revenue will continue to account for a significant portion of our revenue in the future. As a result, the Company's performance may be negatively affected by changes in foreign currency exchange rates and changes in regional or worldwide economic or political conditions. In particular:

- Revenue from sales to end users in Japan during fiscal 1998 and the first half of fiscal 1999 was adversely affected by overall weakness in the Japanese economy, and the deferral of investments in semiconductor facilities and technology by Japanese companies. If the Japanese economy remains weak, revenue from Japan, and the rest of Asia, during the rest of fiscal 1999 will be adversely affected. The yen-dollar exchange rate remains subject to unpredictable fluctuations. Weakness of the yen could adversely affect revenue from Japan during future quarters.

- Significant declines in the value of the Korean won during fiscal 1998 and the subsequent economic crisis had a significant adverse effect on our orders and revenue from Korea during fiscal 1998, and are likely to continue to affect our business in Korea in fiscal 1999. In addition, two of our four largest Korean customers are merging, which may result in a lower level of orders from the combined company than we might have received if the two companies remained separate

- Asian countries other than Japan and Korea also have experienced economic and currency problems. If such conditions persist through the rest of fiscal 1999, orders and revenues from the Asia Pacific region would be adversely affected.

    Need to Recruit and Retain Key Personnel. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, with significant start-up activity, and our headquarters is in Silicon Valley, where skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA engineers, and the competition for such individuals is intense. Experience at

Synopsys is highly valued in the EDA industry, and our employees are recruited aggressively by our competitors and by start-up companies, including those in internet-related businesses. Our salaries are competitive in the market, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, we have experienced, and may continue to experience, significant employee turnover. In addition, there can be no assurance that we can continue to recruit and retain key personnel. Failure to successfully recruit and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

    Poison Pill Provisions. Synopsys has adopted a number of provisions that could have anti-takeover effects. The Board of Directors has adopted a Preferred Shares Rights Plan, commonly referred to as a "poison pill." In addition, the Board of Directors has the authority, without further action by its stockholders, to issue additional shares of Common Stock and to fix the rights and preferences of, and to issue authorized but undesignated shares of Preferred Stock. These and other provisions of Synopsys' Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which the stockholders of the Company might otherwise receive a premium for their shares over then current market prices.

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

    Change in Financial Accounting Standards. We prepare our financial statements in conformity with generally accepted accounting principles (GAAP). GAAP are subject to interpretation by the AICPA, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may even affect our reporting of transactions completed before a change is announced.

    For example, recent developments in the way the SEC views in-process research and development (IPRD) charges has made it difficult to predict with confidence the financial statement effects of acquisitions accounted for by the purchase method of accounting. The Financial Accounting Standards Board (FASB), an accounting standards group working under the aegis of the SEC, is considering whether to recommend the elimination of IPRD charges altogether. In addition, FASB recently announced that it will issue a proposal to eliminate pooling-of-interests accounting treatment for acquisitions. Each of these changes may affect the Company's future merger and acquisition activity by affecting the Company's accounting for such transactions. Future mergers and acquisitions (and, depending upon the effective date of any changes, perhaps already-completed transactions) would result in a relatively greater amount of goodwill on the Company's balance sheet, and of the corresponding amortization expense in the Company's income statement. Accounting policies affecting many other aspects of our business, including rules relating to software revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are under review by one or more accounting authorities. Changes to these rules, or the questioning of current practices, may have a significant adverse effect on our reported financial results or in the way we conduct our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Interest Rate Risk" and "Foreign Currency Risk" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein.

                          PART II -- OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On March 1, 1999, the Annual Meeting of Stockholders of Synopsys, Inc. was held in Mountain View, California. Five matters were submit to the stockholders for action or approval.

    1. The stockholders elected nine directors to hold office for a one-year term or until their respective successors are elected. The votes for these directors are set forth below.


                                       Total Vote For       Total Vote Withheld
                                       Each Director        From Each Director
                                       -------------        ------------------
           Aart J. de Geus               60,982,534             1,730,622
           Andy D. Bryant                60,986,084             1,727,072
           Chi-Foon Chan                 60,986,913             1,726,243
           Deborah A. Coleman            60,979,168             1,733,988
           Harvey C. Jones, Jr.          60,953,846             1,759,310
           William W. Lattin             60,985,656             1,727,500
           A. Richard Newton             60,939,613             1,773,543
           Sasson Somekh                 60,860,443             1,852,713
           Steven C. Walske              60,960,349             1,752,807

    2. The stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 100,000,000 to 200,000,000 shares.


                For                      Against              Abstain
                ---                      -------              -------
                48,673,603              14,023,300             16,253


3. The stockholders approved an amendment to the Company's Employee Stock Purchase Plan and International Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares.

                For                      Against              Abstain
                ---                      -------              -------
                56,893,949               5,775,223             43,984

    4. The stockholders approved an amendment to the Company's 1994 Non-Employee Directors Stock Option Plan to increase the number of Common Stock reserved each year for issuance thereunder to 150,000 shares.

                For                      Against              Abstain
                ---                      -------              -------
                40,538,012              22,133,528             41,616


    5. The stockholders approved a proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending October 2, 1999.

                For                      Against              Abstain
                ---                      -------              -------
                62,673,047                  18,753             21,356

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

     3(i)  Amended and Restated Certificate of Incorporation

     3(ii) Bylaws

    27     Financial Data Schedule

(b.) Reports on Form 8-K

           The Company filed a report on Form 8-K on January 25, 1999 containing the Company's press release announcing its financial results for the quarter ended December 31, 1998, including condensed consolidated statements of operations and balance sheets.

           The Company filed a report on Form 8-K on April 23, 1999 containing the Company's press release announcing its financial results for the quarter ended April 3, 1999, including condensed consolidated statements of income and balance sheets.

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

Date:  May 10, 1999

                                 EXHIBIT INDEX

Exhibits

     3(i)  Amended and Restated Certificate of Incorporation

     3(ii) Bylaws

    27     Financial Data Schedule