Form 10-Q
period 1999-07-03
SYNOPSYS INC
filed 1999-08-10
CIK 883241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO


                        COMMISSION FILE NUMBER: 0-19807
                        --------------------------------

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

             70,844,636 shares of Common Stock as of August 2, 1999

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999


                                      INDEX

                                                                                 PAGE
                                                                                 ----

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets - June 30, 1999
              and September 30, 1998                                                3

             Condensed Consolidated Statements of Income - Three Months
              and Nine Months Ended June 30, 1999 and 1998                          4

             Condensed Consolidated Statements of Cash Flows - Nine Months
              Ended June 30, 1999 and 1998                                          5

             Notes to Condensed Consolidated Financial Statements                 6-9

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                10-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                20



PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                          21

         Signature                                                                 22

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                             JUNE 30,            SEPTEMBER 30,
                                                                               1999                  1998
                                                                           ------------          ------------
                                                                                       (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                              $    156,982          $    164,548
    Short-term investments                                                      488,198               440,082
                                                                           ------------          ------------
       Cash and short-term investments                                          645,180               604,630
                                                                           ------------          ------------
    Accounts receivable, net of allowances of
       $14,016 and $13,210, respectively                                        157,557               126,336
    Prepaid expenses, deferred taxes and other                                   48,840                42,461
                                                                           ------------          ------------
        Total current assets                                                    851,577               773,427
                                                                           ------------          ------------

Property and equipment, net                                                     123,790                99,998
Long-term investments                                                            53,469                38,265
Other intangibles, net                                                           58,251                19,883
Other assets                                                                     25,313                20,060
                                                                           ------------          ------------
         Total assets                                                      $  1,112,400          $    951,633
                                                                           ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                               $    101,561          $    117,412
    Current portion of long-term debt                                             8,665                 7,783
    Accrued income taxes                                                         40,470                50,313
    Deferred revenue                                                             89,689                93,160
                                                                           ------------          ------------
        Total current liabilities                                               240,385               268,668
                                                                           ------------          ------------

Long-term debt                                                                   11,446                13,138
Deferred compensation                                                             9,183                 4,886

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares authorized;
      no shares outstanding                                                          --                    --
    Common stock, $.01 par value; 200,000,000 shares
      authorized; 70,658,000 and 67,925,000 shares
      outstanding, respectively                                                     711                   679
    Additional paid-in capital                                                  525,860               423,975
    Retained earnings                                                           344,176               240,465
    Treasury stock, at cost                                                     (27,739)              (11,184)
    Accumulated other comprehensive income                                        8,378                11,006
                                                                           ------------          ------------
        Total stockholders' equity                                              851,386               664,941
                                                                           ------------          ------------
         Total liabilities and stockholders' equity                        $  1,112,400          $    951,633
                                                                           ============          ============


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                       --------------------------          --------------------------
                                                         1999              1998              1999              1998
                                                       --------          --------          --------          --------
                                                               (unaudited)                         (unaudited)

Revenue:
    Product                                            $131,945          $102,036          $358,584          $315,524
    Service                                              75,415            77,570           219,188           208,399
                                                       --------          --------          --------          --------
        Total revenue                                   207,360           179,606           577,772           523,923
                                                       --------          --------          --------          --------
Cost of revenue:
    Product                                              10,897             8,898            26,803            25,991
    Service                                              19,389            14,428            49,881            42,117
                                                       --------          --------          --------          --------
        Total cost of revenue                            30,286            23,326            76,684            68,108
                                                       --------          --------          --------          --------
Gross margin                                            177,074           156,280           501,088           455,815
                                                       --------          --------          --------          --------
Operating expenses:
    Research and development                             41,861            38,218           121,979           115,126
    Sales and marketing                                  59,145            58,403           173,199           181,857
    General and administrative                           12,450            11,553            34,415            36,097
    Amortization of goodwill                              2,961                --             4,431                --
    Merger-related and other costs                           --             3,121                --            51,009
    In-process research and development
      and other costs                                     4,909                --            21,176             4,191
                                                       --------          --------          --------          --------
        Total operating expenses                        121,326           111,295           355,200           388,280
                                                       --------          --------          --------          --------
Operating income                                         55,748            44,985           145,888            67,535
Other income, net                                         9,398             6,710            27,590            18,070
                                                       --------          --------          --------          --------
Income before provision for income taxes
    and extraordinary item                               65,146            51,695           173,478            85,605
Provision for income taxes                               23,791            17,861            65,111            35,086
                                                       --------          --------          --------          --------
Net income before extraordinary item                     41,355            33,834           108,367            50,519
Extraordinary item, net of income tax expense                --                --                --             1,869
                                                       --------          --------          --------          --------
Net income                                             $ 41,355          $ 33,834          $108,367          $ 52,388
                                                       ========          ========          ========          ========
Basic earnings per share:
    Net income before extraordinary item               $   0.58          $   0.50          $   1.55          $   0.76
    Extraordinary item                                       --                --                --              0.03
                                                       --------          --------          --------          --------
    Net income                                         $   0.58          $   0.50          $   1.55          $   0.79
                                                       ========          ========          ========          ========
    Weighted average common shares                       70,738            67,114            70,046            66,108
                                                       ========          ========          ========          ========
Diluted earnings per share:
    Net income before extraordinary item               $   0.56          $   0.48          $   1.48          $   0.73
    Extraordinary item                                       --                --                --              0.03
                                                       --------          --------          --------          --------
    Net income                                         $   0.56          $   0.48          $   1.48          $   0.76
                                                       ========          ========          ========          ========
    Weighted average common shares
      and equivalents                                    73,694            70,349            73,183            69,173
                                                       ========          ========          ========          ========


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                      -----------------------------
                                                                        1999                1998
                                                                      ---------           ---------
                                                                               (unaudited)
Cash flows provided by operating activities:
    Net income                                                        $ 108,367           $  52,388
    Adjustments to reconcile net income to cash flows
       provided by operating activities:
         Depreciation and amortization                                   37,357              32,686
         Tax benefit associated with stock options                       22,168              16,207
         Provision for doubtful accounts and sales returns                  806               3,886
         Interest accretion on notes payable                                645                 297
         Deferred taxes                                                     705              (5,268)
         Gain on sale of long-term investments                          (14,260)             (5,965)
         Non-cash merger-related and other costs                             --               8,198
         In-process research and development and other costs             21,176               4,191
         Extraordinary gain on extinguishment of debt                        --              (1,869)
         Changes in operating assets and liabilities:
          Accounts receivable                                           (31,317)              3,775
          Prepaid expenses and other current assets                      (1,716)              2,528
          Other assets                                                   (4,724)             (8,050)
          Accounts payable and accrued expenses                         (20,608)              7,117
          Accrued income taxes                                           (9,843)            (18,591)
          Deferred revenue                                               (3,742)             20,635
          Deferred compensation                                           4,297               2,666
                                                                      ---------           ---------
         Cash flows provided by operating activities                    109,311             114,831
                                                                      ---------           ---------
Cash flows used in investing activities:
    Expenditures for property and equipment                             (53,065)            (29,237)
    Proceeds from sale of long-term investments                          16,350              16,757
    Purchases of long-term investments                                  (25,089)               (998)
    Purchases and maturities of short-term investments, net             (48,116)           (111,122)
    Acquisitions, net of cash                                           (46,492)             (2,236)
                                                                      ---------           ---------
         Cash flows used in investing activities                       (156,412)           (126,836)
                                                                      ---------           ---------
Cash flows provided by financing activities:
    Payments of long-term debt                                          (12,575)             (6,535)
    Issuances of common stock                                            80,087              64,098
    Purchases of treasury stock                                         (27,739)                 --
                                                                      ---------           ---------
         Cash flows provided by financing activities                     39,773              57,563
                                                                      ---------           ---------
Effect of exchange rate changes on cash                                    (238)             (1,729)
Net (decrease) increase in cash and cash equivalents                     (7,566)             43,829
Cash and cash equivalents, beginning of period                          164,548             127,307
                                                                      ---------           ---------
Cash and cash equivalents, end of period                              $ 156,982           $ 171,136
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

    The Company is going through its annual review of goodwill and intangible assets. An analysis of the amount by which the carrying value of the asset exceeds the fair value of the asset, as well as the expected future cash flows is being completed. The analysis is expected to be complete before the end of fiscal year 1999.

2.  BUSINESS COMBINATIONS

    Acquisitions

    During the third quarter of fiscal 1999, the Company acquired Stanza Systems Inc. (Stanza) and Apteq, Inc. (Apteq) for a combined purchase price of $17.4 million, including cash payments of $11.9 million, notes payable of $0.6 million, the issuance of approximately 46,000 shares of Synopsys' common stock and the assumption of approximately 21,000 shares of Synopsys' common stock for issuance under Stanza's 1998 stock option plan. The purchase price of each transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the respective acquisition. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over a five-year period. Approximately $4.9 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

    During the second quarter of fiscal 1999, the Company acquired Gambit Automated Design, Inc. (Gambit), Smartech OY and the rights to CoverMeter, a software product owned by Advanced Technology Center, for a combined purchase price of $51.6 million, including cash payments of $37.3 million, notes payable of $10.3 million and the assumption of approximately 78,000 shares of Synopsys' common stock for issuance under Gambit's stock option plan. The purchase price of each transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the respective acquisition based on appraisals completed by independent third parties. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over four to five-year periods. Approximately $16.3 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

    Pro forma results of operations have not been presented since the effects of the acquisitions were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

    On November 20, 1998, the Company exchanged approximately 1.4 million shares of its common stock for all the outstanding stock of Everest Design Automation, Inc. (Everest) and reserved approximately 120,000 shares of its common stock for issuance under Everest's stock option plan, which the Company assumed in the transaction. The business combination was accounted for as a pooling-of-interests. The Board of Directors approved the rescission of the Company's July 1998 stock repurchase program in order to comply with pooling-of-interests accounting guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 96. The Company's condensed consolidated financial statements have been restated to include the financial position and results of Everest for all periods presented. The following table sets forth the results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying condensed consolidated financial statements:

                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                JUNE 30,                        JUNE 30,
                        ------------------------       -------------------------
                           1999           1998            1999            1998
                        ---------      ---------       ---------       ---------
(in thousands)                (unaudited)                     (unaudited)

Total revenue:
    Synopsys            $ 207,360      $ 179,606       $ 577,772       $ 523,923
    Everest                    --             --              --              --
                        ---------      ---------       ---------       ---------
Combined                $ 207,360      $ 179,606       $ 577,772       $ 523,923
                        ---------      ---------       ---------       ---------

Net income (loss):
    Synopsys            $  41,355      $  34,671       $ 109,128       $  53,798
    Everest                    --           (837)           (761)         (1,410)
                        ---------      ---------       ---------       ---------
Combined                $  41,355      $  33,834       $ 108,367       $  52,388
                        =========      =========       =========       =========

3.  STOCK REPURCHASE PROGRAM

    In June 1999, the Board of Directors authorized a stock repurchase program under which Synopsys' common stock with a market value of up to $200.0 million may be acquired in the open market over a seven month period. The repurchased shares are to be used for the issuance of Synopsys' employee stock plans and for other corporate purposes. During the third quarter of fiscal 1999, the Company purchased 501,000 shares for an aggregate amount of $27.7 million.

4.  COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, as of the first quarter of fiscal 1999. SFAS No. 130 has no impact on the Company's net income or total stockholders' equity. The following table sets forth the components of comprehensive income, net of income tax expense:

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                           -------------------------       -------------------------
                                              1999            1998            1999            1998
                                           ---------       ---------       ---------       ---------
(in thousands)                                    (unaudited)                     (unaudited)
Net income                                 $  41,355       $  33,834       $ 108,367       $  52,388
    Cumulative translation adjustment           (122)           (570)           (238)         (1,729)
    Change in unrealized loss on
       available-for-sale investments         (1,964)        (10,695)         (2,390)         (2,416)
                                           ---------       ---------       ---------       ---------
Total comprehensive income                 $  39,269       $  22,569       $ 105,739       $  48,243
                                           =========       =========       =========       =========

5.  EARNINGS PER SHARE

    Basic earnings per share is computed using the weighted-average number of common shares. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method.

    The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
(in thousands, except per share amounts)           1999          1998          1999          1998
                                                ----------    ----------    ----------    ----------
                                                       (unaudited)                (unaudited)
NUMERATOR:
Numerator for basic and diluted earnings
   per share -
    Net income before extraordinary item        $   41,355    $   33,834    $  108,367    $   50,519
    Extraordinary item                                  --            --            --         1,869
                                                ----------    ----------    ----------    ----------
    Net income                                  $   41,355    $   33,834    $  108,367    $   52,388
                                                ==========    ==========    ==========    ==========

DENOMINATOR:
Denominator for basic earnings per share -
    weighted-average shares                         70,738        67,114        70,046        66,108
Effect of dilutive securities:
    Employee stock options                           2,956         3,235         3,137         3,065
                                                ----------    ----------    ----------    ----------
Dilutive potential common shares                    73,694        70,349        73,183        69,173
                                                ==========    ==========    ==========    ==========

Basic earnings per share:
    Net income before extraordinary item        $     0.58    $     0.50    $     1.55    $     0.76
    Extraordinary item                                  --            --            --          0.03
                                                ----------    ----------    ----------    ----------
    Net income                                  $     0.58    $     0.50    $     1.55    $     0.79
                                                ==========    ==========    ==========    ==========

Diluted earnings per share:
    Net income before extraordinary item        $     0.56    $     0.48    $     1.48    $     0.73
    Extraordinary item                                  --            --            --          0.03
                                                ----------    ----------    ----------    ----------
    Net income                                  $     0.56    $     0.48    $     1.48    $     0.76
                                                ==========    ==========    ==========    ==========

6.  EFFECT OF NEW ACCOUNTING STANDARDS

    During fiscal 1999, the Company early adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires computer software costs incurred during the application development stage to be capitalized and amortized to operations over the software's estimated useful life. The effect of adopting SOP 98-1 for the three and nine-month periods ended June 30, 1999 was not material to the Company's consolidated financial position, results of operations or cash flows.

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

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Readers are referred to the "Effect of New Accounting Standards" section of the Company's 1998 Annual Report on Form 10-K for further discussion. The Company will adopt SFAS No. 131 as required for its fiscal 1999 annual report.

    In June 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Readers are referred to the "Effect of New Accounting Standards" section of the Company's 1998 Annual Report on Form 10-K for further discussion. The Company will adopt SFAS No. 137 as required for its fiscal 2001 annual report.

7.  SUBSEQUENT EVENT

    On July 15, 1999, the Board of Directors determined that Synopsys' fiscal year 2000 and subsequent fiscal years shall end on the Saturday nearest to October 31. As a result, fiscal year 2000 shall commence on October 31, 1999 and end on October 28, 2000. The period from October 3, 1999 through October 30, 1999 shall be a transition period. Information for the transition period will be filed with the SEC with Synopsys' quarterly report on Form 10-Q covering the first quarter of fiscal year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. For example, statements including terms such as "projects," "expects," "believes," "anticipates" or "targets" are forward-looking statements. Actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

    Acquisitions. On November 20, 1998, the Company exchanged approximately 1.4 million shares of its common stock for all the outstanding stock of Everest Design Automation, Inc. (Everest) and reserved approximately 120,000 shares of its common stock for issuance under Everest's stock option plan, which the Company assumed in the transaction. The business combination was accounted for as a pooling-of-interests. The Board of Directors approved the rescission of the Company's July 1998 stock repurchase program in order to comply with pooling-of-interests accounting guidance provided in the SEC Staff Accounting Bulletin No. 96. The Company's condensed consolidated financial statements have been restated to include the financial position and results of Everest for all periods presented.

    Disposition of Viewlogic Systems' PCB/Systems Business - effect on comparative financial information. The Company merged with Viewlogic Systems, Inc. (Viewlogic) in December 1997 in a transaction accounted for as a pooling-of-interests. On October 2, 1998, the Company sold the printed circuit board and electronics systems business (PCB/Systems business) of Viewlogic. In the discussion below, financial information for fiscal 1998 includes the results of the PCB/Systems business, while financial information for fiscal 1999 excludes the PCB/systems business. Therefore, the comparative measures included in the discussion, in particular with respect to absolute dollar amounts of revenue or expenditure, are not necessarily valid with respect to the Company's business as it is presently conducted. A pro forma unaudited condensed consolidated statement of income, excluding the results of the PCB/Systems business and certain unusual charges, was filed with the SEC on a Form 8-K on July 23, 1999.

    Revenue. Revenue for the third quarter of fiscal 1999 increased 15.5% to $207.4 million from $179.6 million in the third quarter of fiscal 1998. Revenue for the first nine months of fiscal 1999 increased 10.3% to $577.8 million from $523.9 million for the comparable period in fiscal 1998. The increase in revenue for both periods was primarily attributable to increased sales of physical synthesis, verification and system level design software products given an increased demand for complex chips driven by end-applications such as networking and telecommunications. Product revenue as a percentage of total revenue for the third quarter of fiscal 1999 increased to 63.6% from 62.0% for the comparable period in 1998. Product revenue as a percentage of total revenue for the first nine months of fiscal 1999 was 62.1%, compared to 60.2% for the comparable period in fiscal 1998. This increase in percentage of total revenue for all periods presented was primarily attributable to relatively faster growth of physical synthesis, verification and system level design software products.

    International revenue as a percentage of total revenue decreased to 28.1% in the third quarter of fiscal 1999 from 40.7% in the third quarter of fiscal 1998 primarily as a result of decreased European sales and to a lesser extent, decreased sales in Japan. For the first nine months of fiscal 1999, international revenue was 34.8% of total revenue, compared to 39.8% for the comparable period in fiscal 1998. Sales growth in the international markets has been negatively impacted by various elements including weaker economic conditions and a stronger dollar versus the local currencies.

    Cost of Revenue. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products. Cost of revenue as a percentage of total revenue was 15% in the third quarter of fiscal 1999 compared to 13% in the third quarter of fiscal 1998. The increase in cost of revenue resulted primarily from increased royalties and to a lesser extent, personnel costs relating to maintenance and support. For the first nine months of fiscal 1999, cost of revenue as a percentage of total revenue remained constant with the comparable period in fiscal 1998 at 13%.

    Research and Development. Research and development expenses as a percentage of total revenue decreased to 20.2% in the third quarter of fiscal 1999 from 21.3% in the third quarter of fiscal 1998, and increased in absolute dollars to $41.9 million from $38.2 million. Research and development expenses were $122.0 million for the first nine months of fiscal 1999 in absolute dollars, compared to $115.1 million for the comparable period in fiscal 1998. As a percentage of total revenue, research and development decreased to 21.1% in the first nine months of fiscal 1999 compared to 22.0% for the comparable period in fiscal 1998. The increase in absolute dollars for both periods reflects the Company's on-going research and development efforts in Systems on a Chip. A significant portion of the increase was due to additional personnel, partly through acquisitions.

    Sales and Marketing. Sales and marketing expenses as a percentage of total revenue decreased to 28.5% in the third quarter of fiscal 1999 from 32.5% in the third quarter of fiscal 1998, and increased in absolute dollars to $59.1 million from $58.4 million. The increase in absolute dollars was primarily the result of increased personnel, additional spending in marketing and advertising costs, trade shows and travel-related costs. Sales and marketing expenses were 30.0% of total revenue for the first nine months of fiscal 1999, compared to 34.7% for the comparable period in fiscal 1998. In absolute dollars, sales and marketing expenses were $173.2 million for the first nine months of fiscal 1999, compared to $181.9 million for the comparable period in fiscal 1998. The decrease as a percentage of total revenue for both periods presented and in absolute dollars for the first nine months of fiscal 1999 was primarily due to the Company realizing expense reductions in connection with aligning Viewlogic operations that began materializing in the second quarter of fiscal 1998.

    General and Administrative. General and administrative expenses as a percentage of total revenue decreased to 6.0% in the third quarter of fiscal 1999 from 6.4% in the third quarter of fiscal 1998, and increased in absolute dollars to $12.5 million from $11.6 million. The increase in absolute spending was primarily the result of increased personnel and personnel-related costs as well as a slight increase in facilities expense. General and administrative expenses were 6.0% of total revenue for the first nine months of fiscal 1999, compared to 6.9% for the comparable period in fiscal 1998 and decreased in absolute dollars to $34.4 million from $36.1 million. The decrease as a percentage of total revenue and in absolute dollars for the first nine months of fiscal 1999 was primarily due to the Company realizing expense reductions in connection with aligning Viewlogic operations that began materializing in the second quarter of fiscal 1998, partially offset by an increase in personnel and personnel-related costs.

    Amortization of Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired by the Company and, under the Company's accounting policies is being amortized over the estimated useful life of four to five-year periods. The Company assesses the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. The Company is going through its annual review of goodwill and intangible assets. An analysis of the amount by which the carrying value of the asset exceeds the fair value of the asset, as well as the expected future cash flows is being completed. The analysis is expected to be complete before the end of fiscal year 1999. Amortization of goodwill charged to operations for the third quarter of fiscal 1999 was $3.0 million and for the first nine months of fiscal 1999 was $4.4 million. Amortization of goodwill was not material for the third quarter of fiscal 1998.

    In-process Research and Development. The Company incurred in-process research and development charges of $21.2 million in the first nine months of fiscal 1999 related to various acquisitions. During the course of the third quarter of fiscal 1999, the Company completed two acquisitions. The Company acquired Stanza Systems, Inc., a privately held company with physical layout editor expertise and technology. The acquisition will provide the company with layout editing technology to be used in delivering further comprehensive physical verification flow solutions to its customers. The Company also acquired Apteq Design Systems, Inc., with a leading technology expertise in analog simulation and a Verilog-A product. The acquisition will provide the Company with a significant time-to-market advantage with full-chip/co-simulation tools.

    The combined purchase price totaled $17.4 million, including cash payments of $11.9 million, notes payable of $0.6 million, an exchange of approximately 46,000 shares of Synopsys' common stock and the assumption of approximately 21,000 shares of Synopsys' common stock for issuance under Stanza's 1998 stock option plan. The purchase price of each transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the respective acquisition based on appraisals completed by independent third parties. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over a five year period. Approximately $4.9 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The in-process research and development projects were estimated to be approximately 72% complete in the aggregate, and the expected aggregate cost to complete the projects was estimated at $0.8 million. During the valuation process, core developed technology was identified in addition to the in-process research and development projects. The core developed technology was valued separately using a discount rate of 15% and is being amortized over its estimated useful life. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach", which discounts expected future cash flows to present value, net of tax. In discounting the estimated cash flows, a discount rate of 25% was used based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects, expected incremental revenues and expenses associated with the projects utilizing the acquired technology, and risks and uncertainties in incorporating the acquired technology into the Company's development projects. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Gross profit percentage and tax rate were assumed to approximate the Company's corporate gross profit percentage average and its effective tax rate. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology.

    During the second quarter of fiscal 1999, the Company acquired Gambit Automated Design, Inc., Smartech OY and the rights to CoverMeter, a software product owned by Advanced Technology Center, for a combined purchase price of $51.6 million, including cash payments of $37.3 million, notes payable of $10.3 million and the assumption of approximately 78,000 shares of Synopsys' common stock for issuance under Gambit's stock option plan. The purchase price of each transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the respective acquisition based on appraisals completed by independent third parties. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over four to five-year periods. Approximately $16.3 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The in-process research and development projects were estimated to be approximately 75% complete in the aggregate, and the expected aggregate cost to complete the projects was estimated at $3.2 million. The Company used the same valuation process for the second quarter acquisitions as described above.

    As of June 30, 1999, the Company's research and development expenditures since the acquisitions of fiscal 1999 have not differed materially from expectations. The projections the Company used in performing its valuations with respect to each acquisition are still valid, in all material respects, however, there can be no assurance that the projected results will be achieved. With respect to the Company's acquisitions completed in fiscal 1998, management believes that the projections the Company used in performing its valuations with respect to each acquisition are still valid, in all material respects, however, there can be no assurance that the projected results will be achieved. Management expects to continue the development of each project and believes that there is a reasonable chance of successfully completing such development efforts. However, there is risk associated with the completion of the in-process projects and there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations.

    Other Income, net. Other income, net for the third quarter of fiscal 1999 increased 40.1% to $9.4 million from $6.7 million in the third quarter of fiscal 1998 and increased as a percentage of total revenue to 4.5% from 3.7%. For the first nine months of fiscal 1999, other income, net was $27.6 million, compared to $18.1 million for the comparable period in fiscal 1998. Other income, net increased as a percentage of total revenue to 4.8% in the first nine months of fiscal 1999 from 3.4% for the comparable period in fiscal 1998. These increases were primarily due to higher average invested cash and short-term investment balances, which yielded more interest income for the fiscal 1999 periods presented compared to the fiscal 1998 periods. The increase in the invested cash and short-term investments resulted primarily from increased cash flow generated from the Company's operations and cash proceeds from a relatively greater number of employee stock options exercised during the first nine months of fiscal 1999, partially offset by cash outlays of $53.1 million for capital expenditures, $46.5 million for acquisitions, stock repurchase of $27.7 million, $13.3 million to exercise warrants in strategic investments and cash paid on debt obligations of $12.6 million.

   Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt. The Company does not use derivative financial instruments for speculative or trading purposes. The Company places its investments primarily in tax exempt instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. The Company does not anticipate any material loss with respect to its investment portfolio.

   The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at June 30, 1999. In accordance with the Company's investment policy, all investments mature in fifteen months or less.

Principal (Notional) Amounts in U.S. Dollars:

                                                              Carrying       Average
(in thousands, except interest rates)                          Amount    Interest Rate
                                                              --------   -------------
    Short-term investments - fixed rate                       $488,198       3.55%
    Money market funds - variable rate                         128,047       3.34%
                                                              --------
      Total interest bearing instruments                      $616,245       3.50%
                                                              ========

   Foreign Currency Risk. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. The hedging activity undertaken by the Company is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimations of intercompany balances denominated in various currencies, primarily the Japanese yen, British pound sterling, German mark, French franc and Italian lira. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $35.8 million. These contracts were denominated in currencies which approximated the fair value of such contracts and their underlying transactions as of June 30, 1999. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance in the future that these hedging transactions will be effective.

   The following table provides information about the Company's foreign exchange forward contracts at June 30, 1999. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at June 30, 1999. These forward contracts mature in approximately thirty days.

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in
 U.S. Dollars Related to Intercompany Balances:

                                                                              Contract
(in thousands, except for average contract rates)               Amount          Rate
                                                               -------        --------
Forward Contract (Notional Value)
    Japanese yen                                               $23,447         120.87
    British pound sterling                                       1,032           0.63
    German mark                                                  3,771           1.86
    French franc                                                 7,398           6.27
    Italian lira                                                   189       1,850.10

The unrealized gain (loss) on the outstanding forward contracts at June 30, 1999 was immaterial to the Company's consolidated financial statements. The realized gain (loss) on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

    Income Taxes. The Company's effective income tax rate for the three and nine-month periods ended June 30, 1999, was 32% compared to 34% for the comparable periods in the prior year, respectively, excluding the effect of unusual charges which were not deductible for income tax purposes. The Company does not anticipate any material change to the effective tax rate for the remainder of fiscal 1999.

ACCOUNTING PRONOUNCEMENTS

    During fiscal 1999, the Company early adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires computer software costs incurred during the application development stage to be capitalized and amortized to operations over the software's estimated useful life. The effect of adopting SOP 98-1 for the three and nine-month periods ended June 30, 1999 was not material to the Company's consolidated financial position, results of operations or cash flows.

    In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which amends SOP 97-2, Software Revenue Recognition and supercedes SOP 98-4. The Company will adopt SOP 98-9 in fiscal 2000. The Company intends to modify certain aspects of its license and pricing structure so that the impact of SOP 98-9 on its revenue recognition practices will not be significant.

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Readers are referred to the "Effect of New Accounting Standards" section of the Company's 1998 Annual Report on Form 10-K for further discussion. The Company will adopt SFAS No. 131 as required for its fiscal 1999 annual report.

    In June 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Readers are referred to the "Effect of New Accounting Standards" section of the Company's 1998 Annual Report on Form 10-K for further discussion. The Company will adopt SFAS No. 137 as required for its fiscal 2001 annual report.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments were $645.2 million, an increase of $40.5 million from September 30, 1998. The increase is primarily a result of cash generated by operations of $109.3 million and through investing and financing activities, mainly the exercise of stock options and purchases of stock through the employee stock purchase plans of $80.1 million and the proceeds on sale of long-term investments of $16.4 million. These cash flows were partially offset by cash outflows for investing and financing activities, capital expenditures of $53.1 million, acquisitions of $46.5 million, stock repurchase of $27.7 million, $13.3 million to exercise warrants in strategic investments and cash paid on debt obligations of $12.6 million.

    Accounts receivable increased 24.7% during the nine months ended June 30, 1999. Days sales outstanding in receivables increased to 68 days as of June 30, 1999 from 59 days at September 30, 1998.

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

YEAR 2000 READINESS

    This section contains forward-looking statements. See "Factors That May Affect Future Results."

    Year 2000 Problem. The failure of a computer program to accurately recognize and process date information beginning on January 1, 2000 is referred to as a "Year 2000 problem." This may result in a system failure, miscalculation or other malfunction.

    Synopsys has potential Year 2000 problems both as a vendor of software and as a user of software and other services. As a vendor, Synopsys could have Year 2000 issues either if our software were not Year 2000 compliant or our customers had Year 2000 issues that interfered with their purchases of Synopsys' products. Our business could also be disrupted if any of the many systems we use to perform key corporate functions -- such as financial accounting, billing, payroll or license control, or the telecommunications, power and other services they depend on -- were interrupted or damaged as a result of Year 2000 problems.

    For the purposes of the following discussion, our efforts to identify, assess, fix and test Year 2000 problems relating to our business are referred to as our "Year 2000 Efforts."

    State of Readiness. In general, Synopsys products are not date-sensitive, and therefore are less likely to have Year 2000 problems. We have inspected or tested all of our currently released products to determine whether they have Year 2000 problems. None of our tested products experienced significant date-related failures. In addition, we are operating a dedicated Year 2000 test laboratory, which we use to test untested products and maintain Year 2000 compliance of future products.

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

    Our Year 2000 Efforts are being conducted primarily by Synopsys employees and in Synopsys facilities. We began our Year 2000 Efforts in February 1997. We currently anticipate that they will be completed by September 30, 1999. As of June 30, 1999, we had completed approximately 80% of the total effort for the projects we believe are necessary to fully address potential Year 2000 issues relating to our internal computer systems and software.

    In addition to conducting an assessment of our products and internal systems and software, we have conducted a survey of our most important vendors and service providers. All such vendors have indicated that they are Year 2000 compliant or are targeted to be Year 2000 compliant by September 30, 1999.

    Certain of the computer equipment and software we currently use has required or will require replacement or modification as a result of Year 2000 issues, including an upgrade to the Windows operating system, and related modifications, affecting most of the desktop computers used in our business. In certain instances, a replacement or modification anticipated in the ordinary course of business has been accelerated due to Year 2000 issues.

    Costs of Readiness. Synopsys has not incurred, and does not expect to incur, material expense in connection with our Year 2000 Efforts. We currently estimate that the total cost of our Year 2000 Efforts will not exceed $8.1 million, consisting of approximately $5.1 million for hardware, software and external consultants, (external costs), and approximately $3.0 million in direct costs of employees working on our Year 2000 Efforts (internal costs). As of June 30, 1999 we had incurred costs of approximately $4.4 million related to our Year 2000 Efforts, including $2.9 million in external costs and $1.5 million in internal costs. Should we encounter unforeseen Year 2000 problems, either in our products or internal systems or in our customers' or vendors' operations, the amount we spend on our Year 2000 Efforts number could increase, perhaps by a material amount. The cost of our Year 2000 Efforts will be funded from operating cash flows. These costs represent approximately 5.7% of our total actual and anticipated IT expenditures for the period from the start of fiscal 1998 through March 31, 2000 (including employee expenses of our IT department). Expansion and upgrade of our internal systems unrelated to our Year 2000 Efforts have not been materially delayed or impacted by our Year 2000 Efforts.

    Contingency Plans. Synopsys has analyzed the operational problems that would be reasonably likely to result from the failure by us or vendors to achieve Year 2000 compliance on a timely basis. The most reasonably likely worst case scenario we have identified is a loss of power or other power-related problems affecting our core operational functions for one week. We are developing a contingency plan for this scenario, and expect to complete it by September 30, 1999, in conjunction with our overall crisis planning efforts. While we do not anticipate that this scenario will have a material adverse effect on our business, we are not able to predict the effects of a worst case scenario with certainty.

EUROPEAN MONETARY UNIT

    Synopsys' sales to European customers are primarily U.S. dollar based. However, we recognize the potential importance of the newly introduced European Monetary Unit (EMU) to our customers residing in the European union. Our information systems are capable of functioning in multiple currencies. We have started to make the system changes to make all infrastructures capable of operations in the EMU. We do not expect to incur significant expenses for these system changes. We do not expect to have any disruptions in operations due to the EMU implementation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Our Revenue and Earnings May Be Subject to Fluctuation. Many unpredictable factors affect our revenue and earnings, which makes it difficult to achieve predictable revenue and earnings growth. Among these factors are customer product and service demand, product license terms, the size of our backlog, and the timing of revenue recognition on products and services sold. The following specific factors could affect our revenues and earnings in a particular quarter or over several quarterly or annual periods:

- Our orders have been seasonal. Historically, our first fiscal quarter has been our weakest. Our recently announced fiscal year change may affect the seasonal pattern of our revenues and may make it difficult to compare fiscal periods before and after the change.
- Our products are complex, and before buying them customers spend a great deal of time reviewing and testing them. The sales cycle does not necessarily match quarterly periods, and if by the end of any quarter we have not sold enough new licenses, our orders and revenues could be below our plan.
- Like many companies in the software industry, in the past we have received a disproportionate volume of orders in the last week of a quarter, and recognized a disproportionate amount of revenue in the last week of a quarter. In addition, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders and revenue for that period could be below our plan.
- The accounting rules we are required to follow permit us to recognize revenue only when certain criteria are met. Orders for certain of our products and services yield revenue over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale. In addition, the specific terms agreed to with a customer may have the effect of requiring deferral of revenue in whole or in part or, alternatively, of permitting us to accelerate the recognition of revenue for products to be used over multiple years. A number of our recent transactions have involved multi-year licenses with respect to which a significant portion of the revenue was recognized in the initial quarter (consistent with relevant accounting rules). Therefore, for a given quarter it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet our revenue and/or earnings plan by drawing on backlog and deferred revenue while orders are under plan.
- We are making changes to the license and pricing structure for our software products. Although we believe that these changes have benefits for both Synopsys and our customers, if customer reaction is not favorable, the transition to the new structure could be disruptive to business and result in the deferral or loss of sales.

    Our Industry is Highly Competitive. The EDA industry is highly competitive. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities, for a share of the overall EDA budgets of our potential customers. In general, competition is based on product quality and features, post-sale support, price and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. (Cadence), Mentor Graphics, Inc. (Mentor) and Avant! Corporation (Avant!), as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit design process. Synopsys' competitors continue to offer aggressive discounts on their products, in particular on synthesis and Verilog simulation products. If this behavior continues, overall pricing for EDA products may be affected. In order to remain successful against such competition, we must continue to enhance our current products and bring to market new products that address the needs of our customers. We also will have to expand our consulting services business. The failure to enhance existing products, develop and/or acquire new products or to expand our ability to offer consulting services could have a material adverse effect on our business, financial condition and results of operations.

    Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving integrated logic and physical design tools rather than on the basis of individual "point" tools performing a discrete phase of the design process. No single EDA company currently offers its customers industry-leading products in a complete design flow. We offer a wide range of logic design tools and have recently expanded our offerings of physical design tools, but we do not offer a complete physical design flow. Cadence and Avant!, which dominate the market for physical design tools, each have acquired logic synthesis technology in an effort to complete their design flows. (In addition, Cadence's acquisition of logic design products has led to significant reductions in purchases of our logic design software by Cadence, which was one of our ten largest customers in fiscal 1998.) If we are unsuccessful in developing a complete design flow on a timely basis, our competitive position could be significantly weakened.

    Our Revenue Growth Depends on Our Non-Synthesis Products. Historically, much of our growth has been attributable to the strength of our logic synthesis products. Opportunities for growth in market share in this area are limited, and synthesis revenues are expected to grow more slowly than our target for overall revenue growth, although synthesis revenues were stronger than expected in the third quarter. In order to meet our revenue plan, revenue from our non-synthesis design creation products, certain high level verification products, deep submicron products and professional services must grow faster than our overall revenue growth target. During the third quarter of fiscal 1999, revenue from design creation products and design verification products grew faster than the overall corporate rate, revenue from deep submicron products grew more slowly than the overall corporate growth rate and revenue from professional services grew faster than the overall corporate growth rate, although below planned growth. Among the products that we expect to be the most important contributors to revenue growth are our PrimeTime timing analysis, Formality formal verification, Module Compiler datapath synthesis, Chip Architect design planning, FlexRoute top level routing, VCS Verilog simulation and EPIC deep submicron analysis and verification products. If revenue growth for these products fails to meet our goals, it is unlikely that we will meet our overall revenue growth target.

    In order to sustain revenue growth over the long term, we will have to introduce new products that are accepted by a broad range of customers and to significantly expand our consulting services business. Product success is difficult to predict. The introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have had products that have failed to meet our revenue expectations. Expanding revenue from consulting services will require us to recruit, hire and train a large number of skilled employees, and to implement management controls on bidding and executing on consulting engagements. The consulting business is significantly different from the software business, however, and increasing consulting orders and revenue while maintaining an adequate level of profit can be difficult. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

    Businesses We Acquire May Not Perform as Projected. We have acquired or merged with a number of companies in recent years, including EPIC Design Technology, Inc., Viewlogic, Systems Science, Inc., Everest, Gambit, Smartech, Stanza and Apteq, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to Synopsys, there is no assurance that any individual acquisition will have the projected effect on our performance.

    Our Business Depends on the Semiconductor and Electronics Businesses. Our business has benefited from the rapid worldwide growth of the semiconductor industry. Purchases of our products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers. While a number of market segments are growing at a healthy pace, the overall outlook for the semiconductor industry remains uncertain. Over the past year, a number of our customers have announced layoffs of their employees, restructurings or the suspension of investment plans. The effect of such developments on demand from these customers is difficult to predict, but, as a result of such actions, their EDA budgets could be reduced, alone or as part of overall expense control efforts. In addition, there have been a number of mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. Slower growth in the semiconductor and systems industries, a reduced number of design starts, tightening of customers' operating budgets or continued consolidation among our customers may have a material adverse effect on our business, financial condition and results of operations.

    Continued Stagnation of International Economies Will Adversely Affect Our Performance. International revenue is vulnerable to changes in foreign currency exchange rates and in regional or worldwide economic or political conditions. Since the beginning of the Asian economic crisis, international revenue has declined significantly as a percentage of overall revenue, as Asian customers have deferred their investments in semiconductor facilities and technology. It will be difficult to sustain our overall growth rate if revenue from Asia remains stagnant or grows slowly. In particular:

- If the Japanese economy remains weak, revenue from Japan and the rest of Asia will be adversely affected. In addition, the yen-dollar exchange rate remains subject to unpredictable fluctuations. Weakness of the yen could adversely affect revenue from Japan during future quarters.
- Korea's ongoing economic weakness has had, and is likely to continue to have a significant adverse effect on our orders and revenue from Korea. In addition, two of our four largest Korean customers have merged, which may result in a lower level of orders from the combined company than we might have received if the two companies remained separate.
- Asian countries other than Japan and Korea also have experienced economic and currency problems. If such conditions persist, orders and revenues from the Asia Pacific region would be adversely affected.

    Our Success Depends on Recruiting and Retaining Key Personnel. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, with significant start-up activity, and our headquarters is in Silicon Valley, where skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA engineers, and the competition for such individuals is intense. Experience at Synopsys is highly valued in the EDA industry, and our employees are recruited aggressively by our competitors and by start-up companies, including those in internet-related businesses. Our salaries are competitive in the market, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, we have experienced, and may continue to experience, significant employee turnover. In addition, there can be no assurance that we can continue to recruit and retain key personnel. Failure to successfully recruit and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

    Uncertainty Regarding Intellectual Property Rights. Our success is dependent, in part, upon our proprietary technology and other intellectual property rights. There can be no assurance that our competitors will not independently develop or acquire similar techniques or gain access to our proprietary technology or that we can protect our rights to our technology. We rely on confidentiality agreements with collaborators, employees, vendors and consultants to protect our proprietary technology. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent or trade secret protection, for any reason, could have a material adverse effect on our business, financial condition and results of operations.

    Fixed Operating Expenses. Our operating expenses are based in part on our expectations of future revenue, and expense levels are generally committed in advance of revenue. We expect to continue to increase operating expenses in order to generate and support continued growth in revenue. If we were unsuccessful in generating such revenue, our business, financial condition and results of operations could be materially adversely affected.

Net income in a given quarter or fiscal year may be disproportionately affected by a reduction in revenue growth because only a small portion of our expenses varies with revenue.

    Anti-Takeover Provisions. We have adopted a number of provisions that could have anti-takeover effects. The Board of Directors has adopted a Preferred Shares Rights Plan, commonly referred to as a "poison pill." In addition, the Board of Directors has the authority, without further action by its stockholders, to issue additional shares of Common Stock and to fix the rights and preferences of, and to issue authorized but undesignated shares of Preferred Stock. These and other provisions of Synopsys' Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of Synopsys, including transactions in which the stockholders of the Company might otherwise receive a premium for their shares over then current market prices.

    Year 2000 Problems. We are uncertain as to the Year 2000 readiness of our customers, and if one or more important customers were to experience Year 2000-related problems that interfered with their purchases of Synopsys products, our revenues could be reduced. In addition, if we are not able to identify and fix Year 2000 problems relating to the computer systems and software we rely on to run our business, or if our telecommunications, power supply or another important service or product were to malfunction due to Year 2000-related problems, we could experience a disruption in our business, which could have a material adverse impact on our business, financial condition and results of operations.

    Change in Financial Accounting Standards. We prepare our financial statements in conformity with generally accepted accounting principles (GAAP). GAAP are subject to interpretation by the AICPA, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies could have a significant effect on our reported results, and might even affect our reporting of transactions completed before a change is announced.

    For example, recent developments in the way the SEC views in-process research and development (IPRD) charges has made it difficult to predict with confidence the financial statement effects of acquisitions accounted for by the purchase method of accounting. The FASB, an accounting standards group working under the aegis of the SEC, is considering whether to recommend the elimination of IPRD charges altogether. FASB also is planning to issue a proposal to eliminate pooling-of-interests accounting treatment for acquisitions. Each of these changes may affect the Company's future merger and acquisition activity by affecting the Company's accounting for such transactions. Future mergers and acquisitions (and, depending upon the effective date of any changes, perhaps already-completed transactions) would result in a relatively greater amount of goodwill on the Company's balance sheet, and of the corresponding amortization expense in the Company's income statement. In response to these developments, we have begun to report "earnings before goodwill" in addition to the other measures of earnings required under GAAP.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Interest Rate Risk" and "Foreign Currency Risk" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

     27  Financial Data Schedule

(b.) Reports on Form 8-K

        The Company filed a report on Form 8-K on July 23, 1999 containing the Company's press release announcing its financial results for the quarter ended July 3, 1999, including condensed consolidated statements of income and balance sheets.

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

Date:  August 6, 1999

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule