Form 10-K
period 1999-09-30
SYNOPSYS INC
filed 1999-12-23
CIK 883241

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED SEPTEMBER 30, 1999

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

           700 EAST MIDDLEFIELD ROAD, MOUNTAIN VIEW, CALIFORNIA 94043
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (650) 962-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of December 1, 1999, was approximately $1,868,530,386.

     On December 1, 1999, approximately 71,379,427 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Notice of Annual Meeting and Proxy Statement for the registrant's annual meeting of stockholders to be held on March 3, 2000 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Form 10-K includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements concerning: the Company's plans to expand its consulting services business; the Company's expansion into the market for physical design tools; the Company's intention regarding expansion of its offerings of system level design and verification tools; the Company's intention regarding design reuse tools and techniques; the Company's expectations regarding research and development, sales and marketing, and general and administrative expenses; the Company's efforts to enhance its existing products and develop or acquire new products; and the Company's requirements for working capital. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of risks and uncertainties that include, but are not limited to, those discussed under the caption "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 8 hereto, as well as factors discussed elsewhere in this Form 10-K.

                                 SYNOPSYS, INC.

                           ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    4
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   29
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   53

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   53
Item 11.  Executive Compensation......................................   53
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   53
Item 13.  Certain Relationships and Related Transactions..............   53

PART IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................   53
SIGNATURES............................................................   57

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Synopsys, Inc. ("Synopsys" or the "Company") is a leading supplier of electronic design automation (EDA) software to the global electronics industry. The Company develops, markets, and supports a wide range of integrated circuit
(IC) design products that are used by designers of advanced ICs, including system-on-a-chip ICs, and the electronic products (such as computers, cell phones, and internet routers) that use such ICs. The Company also provides consulting services to help its customers improve their IC design processes and, where requested, to assist them with their IC designs. The Company's products and services offer its customers the opportunity to reduce the time to market for new products and reduce IC development and manufacturing costs by improving the productivity of their IC designers and enhancing their design quality of results. Synopsys also provides training and support services for its customers. Synopsys was incorporated in Delaware in 1987.

THE ROLE OF EDA IN THE ELECTRONICS INDUSTRY

     Over the past three decades, technology advances in the semiconductor industry have dramatically increased the number of transistors that can be placed on a chip and reduced the cost of manufacturing each chip. A state-of-the-art IC may have over 20 million transistors on it and may run at 1 gigahertz, a speed that was unheard of even two years ago. Increasingly, functions that formerly were performed by multiple ICs attached to a printed circuit board are being combined in a single chip, referred to as a system-on-a-chip. The increased capacity of ICs has fostered the development of computers, internet routers, wireless communications networks, hand-held personal digital assistants, and many other goods and services with tremendous capabilities at relatively low cost.

     In the current economic environment, competition and continuing innovation have shortened the life cycle of electronic products, so time-to-market is crucial to the success of a product. The growing complexity of advanced ICs threaten to lengthen the development cycle for new products, however. EDA products play a critical role in reducing time-to-market for new products by providing IC designers with tools and techniques to (a) reduce the time and manual effort required to design, analyze and verify individual ICs, (b) improve the performance and density of complex IC designs and (c) enhance the reliability of the IC design and manufacturing process.

     Successfully exploiting the increased potential of ICs presents challenges for the semiconductor and electronics industries. IC designers face both a "designer productivity gap" and a "silicon performance gap." The designer productivity gap occurs because chip capability is increasing faster than the supply of IC designers with skills required to exploit that capability. EDA products help increase the productivity of designers by allowing them to describe their designs using an abstract, or "high level" design language (as opposed to describing the design at the transistor level), and then automatically deriving the detailed final design from the higher level description. EDA products also permit designers to analyze and verify the performance of the chip using high level design languages. Additionally, as the electronics industry increasingly produces system-on-a-chip ICs, the EDA industry is developing tools and techniques for reusing existing IC designs and integrating disparate IC blocks onto a single chip, both of which offer the potential for significant time savings in the design cycle.

     The silicon performance gap occurs because the design effort required to develop a chip that fully exploits a new semiconductor technology increases as the size of the transistors shrink. A gap has developed between the potential performance enabled by new semiconductor technology and the performance that can be "designed in" by EDA tools. As ICs have increased in complexity and transistor sizes have dropped, the problems faced by IC designers have changed. In particular, ensuring that a chip will run at the desired speed has become substantially more difficult. At larger transistor sizes, IC designers could use standard estimates of chip timing during the logic design phase, and be confident that the timing characteristics would be preserved through the physical design phase. At smaller chip sizes, these estimates are unreliable. As a result, Synopsys and other EDA companies have introduced a new generation of products that address the timing problem by incorporating physical design information, with more accurate timing estimates, into the logic design phase of IC design. Other physical phenomena that increasingly must be considered earlier in the design process include power consumption, cross-talk, and metal migration into an IC design. The EDA industry is also developing products that take these phenomena into account earlier in the design process. As system-on-a-chip designs become more prevalent, the development of these types of tools will grow more important in closing the silicon performance gap.

SYNOPSYS PRODUCT OVERVIEW

     Synopsys provides products and services that help customers meet the challenges of producing leading edge ICs and the products that incorporate them. Synopsys' design tools include an extensive line of logic synthesis and system design and analysis software that allow an IC designer to describe chip behavior in a high-level language, convert that description into a gate-level representation, and analyze the expected performance of the chip at the gate-level. Synopsys' design tools also include tools to facilitate testing of an IC after the IC is built, as well as design reuse products that help reduce design time by permitting the straight-forward reuse of previously-proven circuit "blocks." Synopsys also provides semiconductor libraries for IC vendors and their customers.

     Synopsys has recently extended its design tools product line to include several products targeted at the "back end," or physical design portion of the IC design process. Synopsys has not previously offered products in this portion of the EDA market. In fiscal 1999, Synopsys introduced Chip Architect, a design planning tool -- which incorporates floorplanning, placement, and global routing, and FlexRoute, a top-level router. Synopsys also commenced extensive customer testing of Physical Compiler, a product that unifies synthesis, placement and global routing which was introduced early in fiscal 2000.

     Synopsys' verification products are used in several stages of the system and IC design process to ensure that the resulting IC performs the function that the IC designer intended. Synopsys' simulation products permit IC designers to simulate their designs at various levels of abstraction (behavioral, register transfer, gate-level, and switch logic level) and to explore tradeoffs between incorporating functionality in hardware or software. Synopsys is also a leading provider of software and hardware models, which are used to test an IC design within the context of the system in which the IC will eventually be used. In addition, Synopsys offers an extensive line of software tools to analyze power, timing and reliability concerns in an IC design at the transistor level.

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

     The Company markets its products on a worldwide basis and offers comprehensive customer service, education, consulting, and support as integral components of its product offerings. Products are marketed primarily through its direct sales force. The Company has licensed its products to many of the world's leading semiconductor, computer, communications and electronics companies.

STRATEGY

     Synopsys' strategy is to develop and offer to its customers an array of tools and methodologies required to enable design of complex ICs, especially system-on-a-chip ICs. The Company is seeking to enhance the performance and broaden the range of its current products, and to increase its ability to provide consulting services to its customers, while expanding in three principal directions. First, building from its historical base of strength in high level design, Synopsys plans to continue its expansion into the market for physical design tools. Second, Synopsys will seek to expand its offerings of tools for system level design and verification, a market the Company believes offers the potential for significant growth over the long term. Third, Synopsys intends to continue to develop tools and techniques for promoting design reuse, which the Company believes will become increasingly important to the successful design of large system-on-a-chip ICs.

ORGANIZATION AND PRODUCTS

     Synopsys is currently organized into two product development groups -- the Design Tools Group and the High-Level Verification Group -- and a services group -- the Professional Services Group.

DESIGN TOOLS GROUP

     The Design Tools Group (DTG) produces a variety of products that are used throughout the IC design flow, from initial system-level design to final transistor level analysis. DTG's offerings include synthesis, design planning, placement and routing products, plus transistor level analysis and verification products (as a result of the combination of the former EPIC Technology Group with DTG during fiscal 1999). As of the end of fiscal 1999, DTG was divided into five business units.

     Physical Synthesis Business Unit

     The Physical Synthesis Business Unit is responsible for development of the Company's new Physical Synthesis initiative. Physical Synthesis unites logic synthesis, placement and routing and links them together with common timing. Physical Synthesis incorporates several of the Company's existing products with a number of new products. When used together, these products provide customers with an integrated design flow from register transfer level
(RTL)-to-placed-gates, and address the critical timing problems encountered in designing advanced ICs and systems-on-a-chip.

     Logic synthesis is the process by which a high-level description of desired chip functions is mapped into a connected collection of logic gates and other circuit elements that performs the desired functions. Design Compiler(TM) is the market-leading logic synthesis tool and is used by a broad range of companies engaged in the design of ICs to optimize their designs for performance and area. Design Compiler was introduced in 1988 and has been updated regularly since then. In fiscal 1999, Synopsys released Design Compiler(TM) 99 as the latest generation in the Design Compiler family. Design Compiler 99 features significant enhancements, including a significant reduction in run time; an improved links-to-layout methodology for multi-million-gate designs; and automated chip synthesis, which speeds turnaround times by using parallel computing. In addition, Synopsys has introduced a new high-end version of Design Compiler, called Design Compiler Ultra (DC Ultra(TM)), which includes all features of Design Compiler plus additional capabilities that are focused on arithmetic-intensive and pipelined designs. In the Company's Physical Synthesis initiative, Design Compiler will continue to be used for synthesis of non-timing-critical blocks.

     In fiscal 1999, the Physical Synthesis Business Unit released the first two new products of the Physical Synthesis initiative -- Chip Architect and FlexRoute(TM). Chip Architect is a hierarchical design planner, which takes into account physical phenomena and is used at various stages of the system-on-a-chip design process to perform chip level estimation, floor planning, timing analysis and placement. FlexRoute is a high-capacity, object-based, top-level router, which is used to route the longest, most difficult to route connections between functional blocks on a system-on-a-chip. FlexRoute is "object-based" and permits true gridless routing, which enables chip designers to address issues such as cross-talk, delay and signal integrity, while optimizing chip area.

     During fiscal 1999, the Company and certain customers extensively tested Physical Compiler, a product that unifies synthesis and placement and is used for the design of timing-critical functional blocks on a system-on-a-chip. Physical Compiler was formally announced in November 1999.

     The Physical Synthesis suite of products also includes Module Compiler(TM) (which is used for synthesizing datapaths). The common timing engine for the Physical Synthesis initiative comes from the Company's PrimeTime product, which is described below.

     The Physical Synthesis Business Unit also offers other tools to provide designers with a comprehensive design environment. RTL Analyzer(TM) lets IC designers analyze and improve their source code before synthesis and simulation runs. Power Compiler(TM) allows designers to optimize their designs for power consumption.

     Nanometer Analysis and Test Business Unit

     The Nanometer Analysis and Test Business Unit develops a range of products for gate-level timing analysis and functional verification, design for test, and transistor-level analysis and verification.

     Static Timing Analysis, Formal Verification and Test. Accurate analysis of timing is critical to ensuring successful chip design. PrimeTime(R) is a full-chip, gate-level static timing analysis tool that provides application-specific integrated circuit (ASIC) customers with essential design verification capabilities. PrimeTime ensures that as a design advances from synthesis (high-level design) to gate-level implementation, all timing-critical paths in the chip can be clearly understood and verified.

     Formality(R) is a formal verification product that lets IC designers compare different stages of a design to determine whether they are functionally equivalent. Thus, assuming that the original design was functionally correct, Formality permits the designer to detect errors introduced during implementation of the design. Historically, such errors were detected by simulating the modified design using patterns validated with the functionally correct design. This approach is time-consuming. Formality provides an alternative method for detecting any functional differences without simulating the design, accelerating the detection of errors. Formality is tightly integrated with PrimeTime and Design Compiler. When used together as part of Synopsys' verification methodology, these tools can reduce the number of gate-level simulation runs, enabling designers to complete their designs faster and with a higher level of confidence.

     Synopsys' 1-Pass Test Synthesis solution, DC Expert Plus(TM), is a design-for-test product that allows users to add, starting at the RTL level, the needed scan circuits for efficient, high coverage testing of the chip after manufacturing. This way, as part of the synthesis process, the test-related circuits are inserted taking into account all the needed constraints, such as timing, in one pass. By moving these critical test activities to a much earlier stage in the design process, we are able to generate these circuits in an easy and predictable fashion.

     TetraMAX(TM) APTG is an automatic test pattern generation solution optimized for speed, capacity, coverage, vector compaction and ease-of-use. The TetraMAX APTG product, announced in fiscal 1999, works in concert with Synopsys' DC Expert Plus.

     Synopsys also provides software to help customers design into their ICs features to facilitate the testing of chips after manufacture. This reduces the need for the time-consuming and expensive post-fabrication tests to which ICs are subjected to determine if they are free of manufacturing defects.

     Transistor-Level Analysis and Verification. Advanced electronics products -- most notably in the consumer electronics and wireless communications markets -- require chips that operate at very high speeds, use very little power and last for an extended period of time. Designers of the complex ICs used in these devices rely heavily on analysis and verification tools that operate at the transistor level. Synopsys offers its customers a complete line of transistor-level tools -- characterization, simulation, modeling, analysis, extraction and physical verification -- which enable designers to address timing, power, and reliability requirements of mixed signal, high performance and low power ICs.

     Transistor-level analysis and verification is important for two principal reasons. First, speed, power consumption and reliability often require tradeoffs -- for example, fast chips tend to consume more power and thus produce more heat (which hurts reliability) than slower chips. It is at the transistor level that the designer has the last chance to optimize a design for speed, power and reliability, and the last chance to analyze and correct design flaws that can result in the failure of a chip to function as intended. Second, as ICs become more powerful and more complex, the size of the transistors and wires in those ICs shrink below one quarter micron (250 nanometers) and the total length of wire connecting the transistors lengthens to as much as one mile. At these dimensions, ICs exhibit unique electrical effects; having the ability to analyze these effects is central to the success of an advanced IC design.

     Synopsys' principal transistor-level analysis and verification tools include:

     PathMill(R) provides a detailed critical path analysis and static timing verification capability. PathMill provides accurate and flexible modeling for transistor level static timing analysis. PathMill's behavioral-, gate- and transistor-level models allow accurate analysis at each level of the design hierarchy, allowing the user to mix top-down design and bottom-up implementation.

     PowerMill(R) simulates block and full chip current and power behavior, providing fast and accurate current and power analysis, and diagnostics. PowerMill offers static and dynamic diagnostics to identify design flaws that cause unnecessary power consumption. After layout, PowerMill helps designers confirm that power consumption is acceptable before committing the design to silicon.

     Arcadia(R) provides full chip and net-by-net resistance and capacitance
(RC) extraction, permitting designers to focus design analysis effort on critical paths. Arcadia offers a distributed processing capability that enables designers to extract and analyze data from very large designs in a short time.

     TimeMill(R) is a transistor-level simulator and dynamic timing analyzer. In the prelayout phase, TimeMill helps designers optimize the performance of transistor-level blocks, memories and data paths. TimeMill allows designers to quickly explore changes in voltage levels, temperature or process parameters and to detect problems such as charge sharing and race conditions.

     The Analog Circuit Engine (ACE(TM)) is an analog simulation option available for TimeMill and PowerMill tools. ACE provides a high-speed, accurate, mixed analog/digital circuit simulation solution.

     The Nanometer Analysis and Test Business Unit also offers the Direct Silicon Access(TM) silicon characterization services (DSA), which provide accurate models for nanometer processes to customers. The DSA methodology correlates expected chip behavior with measurements performed on actual silicon test circuits, which then provides a reliable source of data for customers to create accurate technology files for RC extraction and circuit simulation tools.

     System Level Design Business Unit

     The System-Level Design Business Unit offers three principal products:

     COSSAP(R) is a digital signal processing (DSP) design system targeted at designers of digital communications devices such as third generation wireless phones. COSSAP can simulate large, complex systems that would be hard to model with standard cycle-based or event-driven simulators. COSSAP includes a comprehensive library of DSP and digital communications building blocks.

     Behavioral Compiler(TM) is a synthesis tool that enables designers to create complex circuits from a higher level of abstraction than Design Compiler does, thus dramatically accelerating the design cycle. Behavioral Compiler allows designers to quickly create different implementations of a design, enabling them to spend more time evaluating tradeoffs in areas such as performance, size, and power consumption before committing to a particular implementation.

     Protocol Compiler(TM) facilitates the design and implementation of protocol control logic -- a critical aspect of asynchronous transfer mode (ATM), Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) equipment for networking and telecommunications applications. Protocol Compiler enables control logic design at the behavioral level, generating output that is optimized for Synopsys' flagship Design Compiler tool. By taking protocol control logic design up to the behavioral level, Protocol Compiler greatly simplifies the process of designing complex chips targeted at networking applications.

     In 1999, Synopsys introduced SystemC, which promotes and accelerates the exchange of system-level intellectual property (IP) and executable specifications by providing a common C++ modeling platform. Designers can create, validate and share models with other companies using SystemC and a standard ANSI C++ compiler. In addition, EDA vendors have complete access to the SystemC modeling platform required to build interoperable tools. There are no licensing fees associated with the use of SystemC, and any company is free to join and participate. Backed by over 60 charter member companies, the Open SystemC Initiative includes representation from the systems, semiconductor, IP, embedded software and EDA industries. The steering group includes ARM, CoWare, Inc., Cygnus Solutions, Ericsson, Fujitsu, Infineon, Lucent Technologies, Sony, STMicroelectronics, Synopsys and Texas Instruments.

     FPGA Business Unit

     The FPGA Business Unit provides logic synthesis products for field programmable gate arrays (FPGAs) and complex programmable logic devices (CPLDs). With the advent of high density chips (.25 micron and below), FPGAs became dense and fast enough in 1999 to handle a substantial fraction of projects that previously required mask-programmed ASICs. Furthermore, FPGAs' unique ability to deliver very quick time-to-market make them attractive in today's business environment. As a result, programmable logic is currently a small, but fast-growing part of the semiconductor market. In fiscal 1999, Synopsys announced new versions of FPGA Express(TM) and FPGA Compiler II(TM). The latter includes features such as advanced automatic retiming and pipelining to extend to FPGA designers the unique technologies and experience that Synopsys developed for ASICs.

     Design Reuse Business Unit

     As IC designs continue to grow in size, reusing design blocks is becoming a more important method for reducing overall design cycle time. Enabling design reuse requires a significant methodology shift from traditional IC design. In the past, designs were intimately tied to a particular semiconductor process technology or design methodology, making reuse of design blocks from one chip design to the next difficult and costly. To address these challenges, the Design Reuse Business Unit offers an array of products and services.

     Synopsys' DesignWare(R) provides IC designers with libraries of pre-designed, pre-verified Synopsys-synthesizable (i.e., usable by Synopsys' design tools in optimizing a design), off-the-shelf design modules to incorporate into their own designs. The DesignWare foundation library includes more than 100 commonly used functions of low-to medium-scale complexity, including an 8051 microcontroller block and a PCI 2.1 bus interface block. DesignWare(R) Developer helps customers package their own low-complexity functions in such a way that they are integrated into designs in the same way as DesignWare components.

     In fiscal 1999, Synopsys introduced coreBuilder(TM) and coreConsultant(TM), which ease the packaging and integration of medium-to high-complexity cores. CoreBuilder is used to package cores, and guides the capture of synthesis data, designer knowledge, configuration parameters (along with their interactions and limits), and implementation/verification procedures. CoreConsultant is used to unpack the cores and uses this information to create an optimal, technology-mapped netlist, lowering the effort of integrating the cores into system-on-a-chip designs.

     The Design Reuse Business Unit also develops and supports silicon libraries of logic functions used in developing ICs. The libraries are optimized to the customer's semiconductor process and Synopsys' tools. The silicon libraries contain the models that are required by EDA design tools to design an IC. Synopsys offers a proprietary gate array IC architecture, known as Cell-Based Array (CBA(TM)). Synopsys has entered into CBA license agreements with many of the world's leading ASIC vendors and vertically integrated semiconductor companies. Synopsys has expanded its offering of silicon libraries to include Odyssey standard cells and memories.

     The Design Reuse Business Unit, together with the Synopsys Professional Services Group (PSG), also offers consulting services around implementation of the design principles set forth in the Reuse Methodology Manual (RMM). Jointly authored by Synopsys and Mentor Graphics Corp., the RMM contains detailed guidelines and best practices for planning, specifying, coding, testing and documenting reusable design blocks.

HIGH-LEVEL VERIFICATION GROUP

     The High-Level Verification Group provides a range of products that allow IC designers to determine, at different levels of design and at various stages of the design process, whether an IC will perform as intended. Verification is becoming increasingly important in the design process, because as the complexity of chip design increases, the complexity of verification increases exponentially. A verification bottleneck has developed, with designers of complex chips spending half or more of their total design time performing verification. Synopsys verification products are intended to provide an integrated solution for customers that is accurate, exhaustive and fast.

     Simulation Technology Group

     In the simulation process, simulation software "exercises" an IC design by running it through a series of tests and comparing the actual outputs from the design with the expected output. The goal of simulation is to make sure that the functionality and timing performance of the design meet the original specifications of the chip. The Simulation Tools Group provides designers with several products for high-level simulation, including VCS(TM) for designs written in Verilog and VSS(TM) and Cyclone(R) for designs written in VHDL. The Company is focused on providing the industry's fastest simulation technology and believes that both VCS and Cyclone are industry leaders in the areas of performance and capacity. VCS is supported by the all of the major semiconductor manufacturers. VCS, VSS and Cyclone are optimized for use with Design Compiler and the Company's other design tools.

     VERA Group

     The Company estimates that approximately half of the time spent in the verification phase of IC design is spent designing testbenches, which are the set of test vectors that are used by simulation tools in verifying that a chip design functions properly. The VERA Group provides software that helps generate, manage, and evaluate the data flowing between the simulator and the IC design. VERA(TM), the principal product of the Group, automates the design of testbenches, thereby offering the IC designer significant potential reductions in overall verification time. VERA is integrated with the rest of Synopsys' simulation, modeling and hardware/software co-verification products.

     Large Systems Technology Group

     The Large Systems Technology Group provides high-level models and tools to facilitate the modeling and verification of complex electronic systems. The Group manages the Company's hardware and software modeling products as well as its Eagle hardware/software co-design tools.

     Synopsys offers a full range of hardware and software modeling solutions. Synopsys' ModelSource(TM) 3000 series is a family of hardware modeling systems for ASIC and board level design which provide a flexible means for designers to model complex devices. ModelSource 3000 systems use the actual integrated circuit to model its own behavior. Synopsys' SmartModels(R) Libraries offer models for more than 13,000 commercially available ICs, including a wide range of microprocessors, controllers, DSPs, FPGAs, CPLDs, peripherals, memories and standard logic. Synopsys' bus interface models are used to verify that designs comply with established industry standards. Models are available for most popular standards. In addition, Synopsys offers modeling technologies to allow designers to create models of both standard and proprietary devices. These models support all major EDA simulation environments and a wide range of EDA platforms, giving designers access to a broad range of models to assist them with verification of their designs.

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

     Synopsys' Eagle Design Automation tools help shorten the development time of embedded systems through hardware/software (HW/SW) co-development. The term "embedded systems" describes ICs or PCBs that include a microprocessor or microcontroller. The use of embedded systems is growing, in part due to the growth of system-on-a-chip designs, which include logic, memory and at least one processor on the same chip. An important decision in embedded system design is the allocation of functions between hardware and software. An estimated 50% of the overall embedded systems design time is spent in HW/SW design and debug, and prototype debug. As a result, hardware and software development for embedded systems are becoming more interdependent, and given the costs of design cycle iterations, there are advantages to consider hardware and software interaction earlier in the design cycle. By helping IC designers consider this interaction early in the design cycle, the Synopsys' Eaglei(R)(TM) product, which is used for full system integration testing, and the Synopsys EagleV(TM) product, which is used for verification of embedded processors within an ASIC, can help reduce the overall cost of embedded system designs.

PROFESSIONAL SERVICES GROUP

     The Professional Services Group (PSG) provides a combination of flow and methodology services, design assistance and design services aimed at solving our customers' toughest design problems.

     Our consultants offer targeted expertise to help define and implement optimized design environments and to support engineering teams with complete system-on-a-chip flows. Design assistance services accelerate the adoption and acceptance of new tools and methodologies enabling customers to acquire the knowledge and experience to tackle future challenges with increased confidence. As needed, Synopsys consultants will also take on the responsibility for designing and verifying parts or all aspects of a customer's design.

CUSTOMER SERVICE AND SUPPORT

     Synopsys devotes substantial resources to providing customers with technical support, customer education, and consulting services. The Company believes that a high level of customer service and support is critical to the adoption and successful utilization of high-level design automation methodology. As a result of increased product sales during fiscal 1999, service revenue as a percentage of total revenue decreased to 37% in such period from 40% in fiscal 1998.

TECHNICAL SUPPORT

     Technical support for the Company's products is provided through both field- and corporate-based technical application engineering groups. Synopsys provides customers with software updates and a formal problem identification and resolution process through the Synopsys Technical Support Center. Synopsys' central entry point of all customer inquiries is SolvNET(R), a direct-access service available worldwide, 24 hours per day, through electronic mail and the World Wide Web that lets customers quickly seek answers to design questions or more insight into design problems. SolvNET combines Synopsys' complete design knowledge database with sophisticated information retrieval technology. Updated daily, it includes documentation, design tips, and answers to user questions.

CUSTOMER EDUCATION SERVICES

     Synopsys offers a number of workshops focused on high-level design languages, high-level design, simulation, synthesis, physical design, system design and test. Regularly scheduled workshops are offered in Mountain View, California; Austin, Texas; Burlington, Massachusetts; Reading, England; Rungis, France; Munich, Germany; Tokyo and Osaka, Japan; and Seoul, Korea. On-site workshops are available on a worldwide basis at customers' facilities or in their locales. Over 14,000 design engineers attended Synopsys workshops during fiscal 1999.

PRODUCT WARRANTIES

     Synopsys generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. Synopsys has not experienced significant returns to date.

SUPPORT FOR INDUSTRY STANDARDS

     Synopsys actively supports standards that it believes will help its customers increase productivity and solve design problems, including key interfaces and modeling languages that promote system-on-a-chip design and facilitate interoperability of tools from different vendors. Standards in the EDA industry can be obtained through formal accredited committees, by licensing made available to all, or through community licensing.

     Synopsys' products support many formal standards, including the two most commonly used hardware description languages, VHDL and Verilog HDL, and industry standard data formats for the exchange of data between Synopsys' tools and other EDA products.

     Synopsys is a board member and/or participant in the major EDA standards organizations: Virtual Socket Interface Alliance (VSIA), an industry group formed to promote standards that facilitate the integration and reuse of functional blocks of intellectual property; Open Verilog International (OVI), which promotes the Verilog language; VHDL International (VI), which promotes the VHDL language; the EDIF steering committee of the Electronics Industry Association (EIA), which evolves the Electronic Design Interchange Format
(EDIF); the interoperability committee of the EDA Consortium, which helps promotes interoperability among EDA products from different vendors; Virtual Component Exchange (VCX), which is investigating methods for facilitating the exchange of intellectual property (IP) blocks; and Reusable Application-specific Intellectual Property Developers (RAPID), which promotes the acceptance and usage of IP throughout the electronics industry.

     To enhance EDA industry interoperability, Synopsys launched the TAP-In program in 1998 to provide open access for all companies to selected interfaces for Synopsys tools. Synopsys has licensed its text-based synthesis library format, Liberty, as well as its design constraints format, SDC, to the majority of the EDA industry, including the Company's competitors, on reasonable terms. In 1999, Synopsys licensed its VERA API (application programming interface) and VERA HVL (High-level Verification Language) for test bench verification. Also, Synopsys licensed its OpenESPF format for representing physical data necessary for reliability verification.

     In 1999, Synopsys introduced SystemC through its TAP-in program. SystemC is discussed above under "Design Tools Group -- System Level Design Business Unit."

     Synopsys' products are written mainly in the C and C++ languages and utilize industry standards for graphical user interfaces. Synopsys' software runs principally under the UNIX operating system, with some products running under Windows NT and Linux. Synopsys' products are offered on the most widely used workstation platforms, including those from Sun Microsystems, Hewlett-Packard, IBM, and Compaq (formerly Digital Equipment Corporation).

SALES, DISTRIBUTION AND BACKLOG

     Synopsys markets its products and services primarily through its direct sales and service force in over 30 offices in the United States and principal international markets. Synopsys employs highly skilled engineers and technically proficient sales persons capable of serving the sophisticated needs of the customers' engineering and management staffs.

     For fiscal years 1999, 1998 and 1997, international sales represented 34%, 39% and 41%, respectively, of Synopsys' total revenue. Additional information relating to domestic and foreign operations is contained in Note 7 of Notes to Synopsys' Consolidated Financial Statements.

     The Company has 23 sales/support centers throughout the United States, in addition to its Mountain View, California headquarters. Internationally, the Company has sales/support offices in Canada, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the People's Republic of China, Singapore, Sweden, Taiwan and the United Kingdom, including regional headquarters offices in Germany, Japan, Singapore and Ireland. On a limited basis, the Company also utilizes manufacturer's representatives and distributors. The Company has established such relationships in Australia, Brazil, India, Korea, Malaysia, Taiwan and China.

     Synopsys' backlog on December 1, 1999 was approximately $276.0 million, compared to approximately $241.1 million on November 1, 1998.

     Backlog consists of orders for system and software products sold under perpetual and time-based licenses with customer requested ship dates within three months but which have not been shipped, orders for customer training and consulting services which are expected to be completed within one year, and subscription services, maintenance and support with contract periods extending up to fifteen months.

     The Company has not historically experienced significant cancellations of orders. Customers frequently reschedule or revise the requested ship dates of orders however, which can have the effect of deferring recognition of revenue for these orders beyond the expected time period.

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

     During fiscal years 1999, 1998 and 1997, research and development expenses, net of capitalized software development costs, were $167.1 million, $156.7 million and $146.8 million, respectively. Synopsys capitalized software development costs of approximately $1.0 million, $2.1 million and $4.2 in fiscal 1999, 1998 and 1997, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

MANUFACTURING

     Synopsys' manufacturing operations consist of assembling, testing, packaging and shipping its system and software products and documentation needed to fulfill each order. Manufacturing is currently performed in Synopsys' Mountain View, California and Beaverton, Oregon facilities. Outside vendors provide tape and CD-ROM duplication, printing of documentation and manufacturing of packaging materials. Synopsys employees manufacture and test the hardware modeling system products, with some sub-assembly performed by outside vendors. Synopsys typically ships its software products, with either a permanent or temporary access key, within 10 days of acceptance of customer purchase orders and execution of software license agreements, unless the customer has requested otherwise. For its hardware modeling products, Synopsys buys components and assemblies in anticipation of orders and configures units to match orders, typically shipping within one to ten weeks of order acceptance, unless the customer has requested otherwise.

COMPETITION

     The EDA industry is highly competitive. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities, for a share of the overall EDA budgets of our potential customers. In general, competition is based on product quality and features, post-sale support, price and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. (Cadence), Mentor and Avant! Corporation (Avant!), as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit design process. Synopsys' competitors continue to offer aggressive discounts on their products, in particular on synthesis and Verilog simulation products. If this behavior continues, average prices for our products may fall. In order to compete successfully, we must continue to enhance our products and bring to market new products that address the needs of our customers. We also will have to expand our consulting services business. The failure to enhance existing products, develop and/or acquire new products or expand our ability to offer consulting services could have a material adverse effect on our business, financial condition and results of operations.

     Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving integrated logic and physical design tools rather than on the basis of individual "point" tools performing a discrete phase of the design process. The need to offer products linking logic and physical design will become increasingly important, as IC complexity is increasing, chip production moves increasingly to 0.18 micron and below, and system-on-a-chip designs become more prevalent. We offer a wide range of logic design tools but have only recently introduced our first physical design tools. We are working on completing our design flow, although for the foreseeable future will not be able to offer such a flow to customers. The market for physical design tools is dominated by Cadence and Avant! Both companies have acquired logic synthesis technology and are offering products linking synthesis to their physical design products. If we are unsuccessful in developing a complete design flow on a timely basis or in convincing customers to adopt our physical design products and methodology, our competitive position could be significantly weakened.

PRODUCT SALES AND LICENSING AGREEMENTS

     Synopsys typically licenses its software to customers under non-exclusive license agreements that transfer title to the media only and that restrict use of the software to internal purposes within specified areas. The Company currently licenses the majority of its software as a network license that allows a number of individual users to access the software on a defined network. During fiscal 1999, Synopsys offered software under a perpetual license or a license with a term of one to three years. In the fourth quarter of fiscal 1999, Synopsys announced a new program, under which software will be offered either under a perpetual license or under term licenses of one, three or five years. License fees are dependent on the type of license, product mix and number of copies of each product required. Synopsys offers its hardware modeler products for sale or lease.

PROPRIETARY RIGHTS

     The Company primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect proprietary rights in its products. The source code for Synopsys' products is protected both as a trade secret and as an unpublished copyrighted work. However, it may be possible for third parties to develop similar technology independently, provided they have not violated any contractual agreements or intellectual property laws. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company currently holds U.S. and foreign patents on some of the technologies included in its products and will continue to pursue additional patents in the future.

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

EMPLOYEES

     As of September 30, 1999, Synopsys had a total of 3,156 employees, of whom 2,421 were based in the United States and 735 were based internationally. Synopsys' future financial results depend, in part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. Experience at Synopsys is highly valued in the EDA industry, and the Company's employees are recruited aggressively by competitors and by start-up companies, including those in internet-related businesses. The Company's salaries are competitive in the market, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, the Company has experienced, and may continue to experience, significant employee turnover. There can be no assurance that Synopsys can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of Synopsys' employees is represented by a labor union. Synopsys has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     Synopsys' principal offices are located in four adjacent buildings in Mountain View, California, which together provide approximately 400,000 square feet of available space. This space is leased through February 2003. Within one half mile of these buildings, in Sunnyvale, California, Synopsys occupies approximately 200,000 square feet of space in two adjacent buildings, which is under lease through 2007, and approximately 85,000 square feet of space in a third building, which is under lease until April 2007.

     To help meet its future expansion needs, Synopsys has acquired seven acres between its Sunnyvale and Mountain View campuses, thirty-four acres of undeveloped land in San Jose, California and forty-four acres of undeveloped land in Hillsborough, Oregon. The Company currently plans to develop a building on the seven-acre site, for occupancy in February 2001.

     The Company leases approximately 93,000 square feet of space in Beaverton, Oregon for administrative, marketing, research and development and support activities. This facility is leased through March 2002.

     In addition, the Company leases approximately 82,000 square feet of space in Marlboro, Massachusetts for sales and support, research and development and customer education activities. This facility is leased through March 2009.

     The Company currently leases 23 other domestic sales offices throughout the United States, as well as three remote locations. Synopsys currently leases international sales and service offices in Canada, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the People's Republic of China, Singapore, Sweden, Taiwan, and the United Kingdom. The Company also leases an administrative and research and development facility in Ireland and a research and development facility in India.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages, as December 1, 1999, are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Aart J. de Geus......................  45    Chief Executive Officer and Chairman of the Board of
                                             Directors
Chi-Foon Chan........................  50    President, Chief Operating Officer and Director
Vicki L. Andrews.....................  44    Senior Vice President, Worldwide Sales
David P. Burow.......................  47    Senior Vice President, High Level Verification Group
Raul Camposano.......................  44    Senior Vice President, Design Tools Group and Chief
                                             Technical Officer
Deirdre Hanford......................  37    Senior Vice President, Business & Market Development
Ernst W. Hirt........................  59    Senior Vice President, Human Resources and Facilities
Edward C. Ross.......................  57    Senior Vice President, Professional Services Group
Steven K. Shevick....................  43    Vice President, Investor Relations and Legal and
                                             Corporate Secretary
David Sugishita......................  51    Senior Vice President, Finance and Operations, Chief
                                             Financial Officer and Treasurer
Jack J. Warecki......................  48    Senior Vice President, Worldwide Application Services

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

     Vicki L. Andrews joined Synopsys in May 1993 and currently serves as Senior Vice President, Worldwide Sales. Before holding that position, she served in a number of senior sales roles at Synopsys, including Vice President, Global and Strategic Sales, Vice President, North America Sales and Director, Western United States Sales. She has more than 18 years of experience in the EDA industry. Ms. Andrews holds a B.S. in biology and chemistry from the University of Miami.

     David P. Burow joined Synopsys in connection with the Company's merger with Viewlogic Systems, Inc. (Viewlogic) in December 1997 and currently serves as Senior Vice President, High Level Verification Group. He served as Sr. Vice President, Simulation Tools Group from December 1997 to August 1998. Mr. Burow had served as Vice President of Viewlogic's ASIC Group since October 1996. He joined Viewlogic in August 1995 as Vice President of the High Level Design Group after serving in a number of key management positions from October 1991 through August 1995 at Silicon Architects, which was acquired by Synopsys in May 1995. Preceding Silicon Architects, Mr. Burow held other management positions within the EDA and semiconductor industries, including President of CrossCheck, a test company; General Manager of the Analog division at Dazix; and President of Simucad, Inc., a simulation company. Mr. Burow holds a B.S. in engineering from Purdue University and an M.B.A. from the University of Chicago.

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

     Deirdre Hanford joined Synopsys in 1987 and currently serves as Senior Vice President, Business and Market Development. During her 12 years with Synopsys, Ms. Hanford has held a variety of senior technical and management positions, including Vice President of Professional Services Sales Development, Vice President of Applications Engineering, Design Tools Group, Director of Strategic Relationships and Director of Corporate Applications Engineering. She holds a B.S.E.E. from Brown University and an M.S.E.E. from U.C. Berkeley.

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

     Dr. Edward C. Ross joined Synopsys in July 1998 as Senior Vice President and General Manager of the Professional Services Group. Prior to joining Synopsys, Dr. Ross served as President of Technology and Manufacturing at Cirrus Logic since 1995, and President and Chief Executive Officer of Power Integrations, Inc. from 1989 to 1995. Dr. Ross holds a B.S. in electrical engineering from Drexel University and an M.S., M.A., and Ph.D., also in electrical engineering, from Princeton University.

     Steven K. Shevick joined Synopsys in July 1995 and currently serves as Vice President, Legal and Investor Relations, General Counsel and Corporate Secretary. From July 1995 to March 1998 he served as Deputy General Counsel and Assistant Corporate Secretary. In March 1998 he was appointed Vice President, Legal and General Counsel. In October 1999, Mr. Shevick gained the additional title of Vice President of Investor Relations and was appointed Corporate Secretary. Prior to joining Synopsys, Mr. Shevick was a lawyer in the New York, Hong Kong and Washington, D.C. offices of Cleary, Gottlieb, Steen & Hamilton, where his practice focused on international securities transactions, mergers and acquisitions and technology licensing. Mr. Shevick has an A.B. from Harvard College and a J.D. from Georgetown University Law Center.

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

     Jack J. Warecki joined Synopsys in December 1993 and currently serves as Senior Vice President of Worldwide Application Services. Prior to that, he held various management positions at Synopsys overseeing Application Services for North America. Before joining Synopsys, he spent thirteen years in a number of technical and project lead roles at TRW, Inc., an automotive, space, defense and information systems company. Mr. Warecki holds a B.S. and M.S. in mathematics from the Ohio State University. He also serves on the Electrical Engineering Advisory Board for San Jose State University.

     There are no family relationships among any executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is set forth on page 52 of the Synopsys 1999 Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

                                            AS OF OR FOR THE YEAR ENDED SEPTEMBER 30,(1)
                                     ----------------------------------------------------------
                                        1999         1998        1997        1996        1995
                                     ----------    --------    --------    --------    --------
(in thousands, except per share
  data)
Revenue............................  $  806,098    $717,940    $646,956    $525,599    $410,644
Income before income taxes and
  extraordinary items(2)...........     251,411     116,861     132,793      40,228      59,126
Extraordinary items, net of income
  tax expense......................          --      28,404          --          --          --
Provision for income taxes.........      90,049      55,819      51,043      23,426      22,771
Net income.........................     161,362      89,446      81,750      16,802      36,355
Earnings per share
  Basic............................        2.30        1.34        1.30        0.28        0.64
  Diluted..........................        2.20        1.29        1.24        0.27        0.59
Working capital....................     627,207     504,759     336,675     238,942     221,425
Total assets.......................   1,173,918     951,633     769,499     584,853     446,443
Long-term debt.....................      11,642      13,138       9,191      15,974          63
Stockholders' equity...............     865,596     664,941     502,445     350,547     287,362

---------------
(1) Amounts and per share data for periods presented have been retroactively restated to reflect the merger of Everest Design Automation, Inc. (Everest) in a pooling-of-interests transaction effective November 21, 1998.

(2) Includes charges of $21.2 million, $33.1 million, $5.5 million, $64.5 million, $12.5 million for the years ended September 30, 1999, 1998, 1997, 1996 and 1995, respectively, for in-process research and development. Includes merger-related and other costs of $51.0 million and $11.4 million for the years ended September 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

     Disposition of Viewlogic PCB/Systems Business -- effect on comparative financial information. The Company merged with Viewlogic in December 1997 in a transaction accounted for as a pooling-of interests. On October 2, 1998, the Company sold the printed circuit board and electronics systems business (PCB/Systems business) of Viewlogic. In the discussion below, financial information for fiscal 1999 excludes the PCB/Systems business, while financial information for fiscal 1998 includes the results of the PCB/Systems business. Therefore, the comparative measures included in the discussion, in particular with respect to absolute dollar amounts of revenue or expenditure, are not necessarily valid with respect to the Company's business as it is presently conducted. A pro forma unaudited consolidated statement of income, excluding the results of the PCB/Systems business and certain unusual charges, was filed with the Securities and Exchange Commission (SEC) on Form 8-K on January 25, 1999.

     Revenue. Revenue consists of fees for licenses and subscriptions of the Company's software products, sales of system products, maintenance and support, customer training, and consulting. The Company's revenue increased by 12% to $806.1 million in fiscal 1999 from $717.9 million in fiscal 1998 and by 11% from $647.0 million in fiscal 1997 compared to fiscal 1998. The percentage of the Company's total revenue attributable to software and system products increased to 63% in fiscal 1999 from 60% in fiscal 1998 and remained flat in fiscal 1998 compared with fiscal 1997.

     Product revenue increased by 17% to $505.8 million in fiscal 1999 from $431.0 million in fiscal 1998 and by 6% from $408.3 million in fiscal 1997 compared to fiscal 1998. For each of the years, these increases were primarily due to increased worldwide licensing and sales of the Company's EDA software products such as synthesis, verification and system level design software products. Service revenue increased by 5% to $300.3 million in fiscal 1999 from $287.0 million in fiscal 1998 and by 20% from $238.7 million in fiscal 1997 compared to fiscal 1998. For each of the years, these increases were primarily attributable to the renewal of maintenance and support contracts for EDA products and growth in customer training and consulting services.

     Revenue from international operations was $275.2 million, $279.8 million and $262.2 million, or 34%, 39% and 41% of total revenue in fiscal 1999, 1998 and 1997, respectively. The decrease in international revenue as a percentage of total revenue in fiscal 1999 compared to fiscal 1998 was due primarily to increased demand for the Company's products and services in the U.S. and unchanged demand in Japan. The decrease in international revenue as a percentage of total revenue in fiscal 1998 compared to fiscal 1997 was due primarily to decreased revenue in Asia/Pacific and Japan as a result of the economic turmoil in many Asia/Pacific markets. This decrease was partially offset by growth in European revenue in fiscal 1998.

     Cost of Revenue. Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the Company's system products. The cost of internally developed capitalized software is amortized based on the greater of the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line method over the software's estimated economic life of approximately two years. Cost of product revenue remained relatively flat at 5% of total revenue in fiscal 1999 compared to 5% of total revenue in fiscal 1998 and 6% of total revenue in fiscal 1997. The reduction from fiscal 1998 to fiscal 1997 was due to the Company realizing efficiencies in its software distribution infrastructure. Cost of service revenue includes personnel and the related costs associated with providing training and consulting services. Cost of service revenue as a percentage of total revenue was 9% in fiscal 1999 and 8% of total revenue in both fiscal 1998 and 1997. The increase in cost of service from fiscal 1998 was due to the continued investment in the Company's infrastructure required to expand its training and consulting practice.

     Research and Development. Research and development expenses increased by 7% to $167.1 million in fiscal 1999 from $156.7 million in fiscal 1998 and by 7% from $146.8 million in fiscal 1997 compared to fiscal 1998, net of capitalized software development costs. Research and development expenses represented 21%, 22% and 23% of total revenue in fiscal 1999, 1998 and 1997, respectively. The increase in absolute dollars reflects the Company's ongoing research and development efforts in a wide variety of areas such as tools for the design of systems-on-a-chip and physical design tools. A significant portion of the increase for each fiscal year was due to the addition of personnel and personnel related costs, partly through acquisitions, for enhancement of existing applications and development of next generation products. Also, fiscal 1998 included an additional week of operations, which was partially offset by synergies realized from the integration of Viewlogic into Synopsys' operations. The Company anticipates that it will continue to commit substantial resources to research and development in the future, provided that it is able to continue to hire and retain a sufficient number of qualified personnel. If the Company believes that it is unable to enter a particular market in a timely manner, it may license technology from other businesses or acquire other businesses as an alternative to internal research and development. For fiscal 2000, the Company expects that research and development expenses as a percentage of total revenue will be at or slightly below the fiscal 1999 level.

     Sales and Marketing. Sales and marketing expenses decreased by 2% to $241.6 million in fiscal 1999 from $245.4 million in fiscal 1998 and increased by 2% from $240.6 million in fiscal 1997 compared to fiscal 1998. Sales and marketing expenses represented 30%, 34% and 37% of total revenue in fiscal 1999, 1998 and 1997, respectively. Total expenses decreased in absolute dollars and as a percentage of revenue in fiscal 1999 primarily as a result of the divesture of the PCB/Systems business, as well as savings resulting from ongoing integration of Viewlogic's other operations into the Company as a whole. These reductions were partially offset by increased spending in marketing and advertising costs, trade shows and travel-related costs. The fiscal 1998 increase over fiscal 1997 primarily resulted from the addition of personnel and personnel-related costs due to the continued growth of the Company's worldwide sales and marketing organizations and an increase in professional services. Fiscal 1998 also included an additional week of operations. The Company expects that for fiscal 2000, sales and marketing expenses as a percentage of total revenue will be at or slightly below the fiscal 1999 level.

     General and Administrative. General and administrative expenses remained relatively constant at $47.1 million in fiscal 1999 compared to $47.2 million in fiscal 1998. General and administrative expense decreased slightly from $47.3 million in fiscal 1997 compared to fiscal 1998. As a percentage of total revenue, general and administrative expenses were 6%, 7% and 7% in fiscal 1999, 1998 and 1997, respectively. In fiscal 1998, general and administrative expenses included an additional week of operations; however, the associated expense increases were offset by synergies realized from the integration of Viewlogic into Synopsys' operations. The Company expects that for fiscal 2000, general and administrative expenses as a percentage of total revenue will be at or slightly below the fiscal 1999 level.

     Amortization of Intangible Assets. Amortization of intangible assets represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired by the Company and, is being amortized over the estimated useful life of four to five years. The Company assesses the recoverability of intangible assets by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. A review of the intangible assets has been completed and it has been determined that the values are properly stated and no adjustments are required. Amortization of intangible assets charged to operations fiscal 1999 was $7.9 million and was not material for fiscal 1998 or 1997.

     Merger-Related and Other Costs. As a result of various business combinations accounted for as pooling-of-interests in fiscal 1998 and 1997, the Company incurred merger-related and other costs of $51.0 million and $11.4 million, respectively. These expenses related to transaction costs, employee termination and transition costs, legal costs, write-off of equipment and other assets, and redundant facility and other costs. As of September 30, 1999, there was a balance of $0.4 million remaining in accrued liabilities which was utilized for final settlement expenditures in October 1999.

     In-process Research and Development. The following paragraphs contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements and assumptions regarding percentage of completion, expected product release dates, dates for which we expect to begin generating benefits from projects, expected product capabilities and product life cycles, costs and efforts to complete projects, growth rates, royalty rates and projected revenue and expense information used by us to calculate discounted cash flows and discounts rates. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and in "Factors that May Affect Future Results" identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statement.

     Purchased in-process research and development (IPRD) of $21.2 million and $33.1 million in fiscal 1999 and 1998 respectively, represents the write-off of in-process technologies associated with our acquisitions of Gambit Automated Design, Inc. (Gambit), Stanza Systems, Inc. (Stanza), Smartech, the rights to CoverMeter, a software product owned by Advanced Technology Center, and Apteq Design Systems, Inc. (Apteq), in fiscal 1999 and Systems Science, Inc. (SSI) and two privately held companies in fiscal 1998 (collectively, the Acquired Companies). At the date of each acquisition the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the Acquired Companies. Also see Note 2, Business Combinations.

     Valuation of IPRD. We calculated amounts allocated to IPRD using established valuation techniques in the high technology industry and expensed such amounts in the quarter that each acquisition was consummated because technological feasibility had not been achieved and no alternative future uses had been established. This approach gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated life of each products' underlying technology.

     The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax. In discounting the estimated cash flows, a discount rate of 25% was used based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects, expected incremental revenues and expenses associated with the projects utilizing the acquired technology, and risks and uncertainties in incorporating the acquired technology into the Company's development projects. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Gross profit percentage and tax rate were assumed to approximate the Company's corporate gross profit percentage average and its effective tax rate. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the impact of potential changes in the market conditions and technology. We do not expect to achieve a material amount of expense reductions or synergies; therefore, the valuation assumptions do not include significant anticipated cost savings.

     As of September 30, 1999, the Company's research and development expenditures since the acquisitions of fiscal 1999 have not differed materially from expectations. The projections the Company used in performing its valuations with respect to each acquisition are still valid, in all material respects, however, there can be no assurance that the projected results will be achieved. With respect to the Company's acquisitions completed in fiscal 1998, management believes that the projections the Company used in performing its valuations with respect to each acquisition are still valid, in all material respects, however, there can be no assurance that the projected results will be achieved. Management expects to continue the development of each project and believes that there is a reasonable chance of successfully completing such development efforts. However, there is risk associated with the completion of the in-process projects and there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations. As of September 30, 1999, and for each of the three fiscal years then ended, the impact upon our consolidated results of operations or financial position with respect to the success, or lack thereof, related to any acquisition, individually or in aggregate, is not considered material.

     Other Income, Net. Other income, net was $37.0 million, $26.0 million and $24.4 million, or 5%, 4% and 4% of total revenue in fiscal 1999, 1998 and 1997, respectively. Other income, net increased in each fiscal year primarily due to higher average invested cash and short-term investment balances, which yielded more interest income for fiscal 1999 compared to fiscal 1998. In addition, in fiscal 1999, 1998 and 1997 other income, net increased due to gains realized on sales of equity investments.

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates to its investment portfolio. The Company does not use derivative financial instruments for speculative or trading purposes. The Company places its investments in a mix of tax exempt and taxable instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. The Company does not anticipate any material loss with respect to its investment portfolio.

     The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at September 30, 1999. In accordance with the Company's investment policy, all investments mature in fifteen months or less.

Principal (Notional) Amounts in U.S. Dollars:

                                                              CARRYING       AVERAGE
                                                               AMOUNT     INTEREST RATE
                                                              --------    -------------
(in thousands, except interest rates)
Cash equivalents -- fixed rate..............................  $ 24,964        3.66%
Short-term investments -- fixed rate........................   418,745        3.97%
                                                              --------
     Total investment securities............................   443,709        3.95%
Money market funds -- variable rate.........................   157,966        3.69%
                                                              --------
     Total interest bearing instruments.....................  $601,675        3.88%
                                                              ========

(See Note 3 in accompanying notes to consolidated financial statements for additional information on investment maturity dates, long-term debt and equity price risk related to the Company's long-term investments.)

     Foreign Currency Risk. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. Hedging activities are undertaken by the Company and are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon estimations of intercompany balances denominated in various currencies, primarily the Japanese yen, British pound sterling, German mark, French franc and Italian lira. The Company had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $45.0 million. These contracts were denominated in currencies which approximated the fair value of such contracts and their underlying transactions as of September 30, 1999. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance in the future that these hedging transactions will be effective.

     The following table provides information about the Company's foreign exchange forward contracts at September 30, 1999. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at September 30, 1999. These forward contracts mature in approximately thirty days.

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in U.S. Dollars Related to Intercompany Balances:

                                                                        CONTRACT
                                                              AMOUNT      RATE
                                                              -------   --------
(in thousands, except for average contract rates)
Forward Contracts:
  Japanese yen..............................................  $30,413     103.67
  British pound sterling....................................      671        .61
  German mark...............................................    3,682       1.86
  French franc..............................................    9,841       6.25
  Italian lira..............................................      370   1,847.75

     The unrealized gains/losses on the outstanding forward contracts at September 30, 1999 were immaterial to the Company's consolidated financial statements. The realized gain/losses on these contracts as they matured was not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

     Extraordinary Items. During the first quarter of fiscal 1998, the Company recorded an extraordinary gain on extinguishment of debt of $1.9 million, net of income tax expense of $1.0 million, related to the cancellation of certain interest bearing notes issued by the Company to International Business Machines Corporation (IBM).

     During the fourth quarter of fiscal 1998, Synopsys completed the partial spin-off of Viewlogic Systems, Inc. (VSI), a company that owns the printed circuit board (PCB)/Systems business of Viewlogic. Synopsys' merger with Viewlogic in December 1997 was accounted for as a pooling-of-interests. The spin-off was accounted for as an extraordinary item, as provided by paragraph 60 of Accounting Principles Board Opinion No. 16 (APB 16), and Synopsys recorded an extraordinary gain, net of income tax expense, of $26.5 million in fiscal 1998 in respect to the spin-off. Synopsys retained common stock equal to 14.9 percent of the fully diluted equity in VSI.

     The Company concluded that the disposition of VSI was consistent with its treatment of the Synopsys-Viewlogic merger as a pooling-of-interests. A condition of the pooling-of-interests treatment is that at the time of the merger, management did not plan to dispose of any significant part of the assets of the merged entity. The Company concluded that this condition was met because, on the date of the Synopsys-Viewlogic merger, the Company did not plan to dispose of the PCB/Systems business. The Company believed that there would be synergies between the Company's "high-level" integrated circuit design products and VSI's PCB design products. The ultimate decision to spin-off VSI was based on changes in circumstances following the Synopsys-Viewlogic merger.

     During the months following the merger, the Company came to realize that certain of its assumptions and expectations regarding the operation of the PCB/Systems business as part of Synopsys were not being fulfilled. The Company's initial intent to retain VSI altered due to changes in circumstances as follows:

     - A number of engineers working in the PCB/Systems business were hired by competitors, and management became concerned that it would lose more if the business remained part of Synopsys.

     - Certain synergies anticipated from operation of the PCB/Systems business as part of Synopsys did not materialize.

     - The revenues of the PCB/Systems business grew more slowly than those of Synopsys' other businesses. Management concluded that the reduction in the Company's overall growth rate caused by the PCB/Systems business was contributing to a market discounting of the Company's stock value.

     - Managers of the PCB/Systems business concluded that the business could grow faster if it was a stand-alone entity, which would allow them to attract and retain key employees.

     Accordingly, Synopsys has not changed its accounting for the Viewlogic merger and has reported the gain on the VSI disposition as an extraordinary item.

ACCOUNTING PRONOUNCEMENTS

     During fiscal 1999, the Company early adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires computer software costs incurred during the application development stage to be capitalized and amortized to operations over the software's estimated useful life. The effect of adopting SOP 98-1 for fiscal 1999 was not material to the Company's consolidated financial position, results of operations or cash flows.

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will adopt SFAS No. 137 as required for its fiscal 2001 Annual Report on Form 10-K. The Company has not determined the impact that SFAS No. 137 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of the initial adoption.

     In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4. The Company will adopt SOP 98-9 in fiscal 2000. The Company intends to modify certain aspects of its license and pricing structure so that the impact of SOP 98-9 on its revenue recognition practices will not be significant.

     In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. The Company has adopted SFAS No. 131 as required for its fiscal 1999 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments were $704.2 million at September 30, 1999, an increase of $99.6 million or 17% from fiscal 1998. The increase is primarily a result of cash generated by operations of $223.3 million, and to a lesser extent, through financing and investing activities, mainly the exercise of stock options and purchases of stock through the employee stock purchase plan of $102.7 million and the sale of long-term investments of $21.8 million. These cash flows were partially offset by cash outflows for investing and financing activities, mainly capital expenditures of $65.8 million, acquisitions valued at $46.5 million, the repurchase of common stock of $95.4 million and cash paid on debt obligations of $12.6 million.

     Accounts receivable increased 23% during fiscal 1999, while sales grew by 12%. Days sales outstanding in receivables increased to 61 days as of September 30, 1999 from 59 days at September 30, 1998. As of September 30, 1999 and 1998, the Company had sold $22.8 million and $12.6 million of its accounts receivable to a financial institution.

     At September 30, 1999, the Company had two foreign exchange lines of credit available totaling $120.0 million, which expire in July and October 2000.

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

     Synopsys has potential Year 2000 problems both as a vendor of software and as a user of software and other services. As a vendor, Synopsys could have Year 2000 issues either if our software products were not Year 2000 compliant or our customers had Year 2000 issues that interfered with their purchases of Synopsys' products. Our business could also be disrupted if any of the many systems we use to perform key corporate functions -- such as financial accounting, billing, payroll or license control, or the power, telecommunications and other services they depend on -- were interrupted or damaged as a result of Year 2000 problems.

     For the purposes of the following discussion, our efforts to identify, assess, fix and test Year 2000 problems relating to our business are referred to as our "Year 2000 Efforts."

     State of Readiness. In general, Synopsys products are not date-sensitive, and therefore are less likely to have Year 2000 problems. We have inspected or tested all of our currently released products to determine whether they have Year 2000 problems. None of our tested products experienced significant date-related failures. In addition, we are operating a dedicated Year 2000 test laboratory, which we use to test new products and maintain Year 2000 compliance of future products.

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

     Our Year 2000 Efforts are being conducted primarily by Synopsys employees and in Synopsys facilities. We began our Year 2000 Efforts in February 1997. As of September 30, 1999, we had completed approximately 99% of the total effort for the projects we believe are necessary to fully address potential Year 2000 issues relating to our internal computer systems and software. Our remaining efforts are focused on upgrading certain desktop computers and servers for which we delayed remediation work to enable us to provide support to customers using Synopsys products on prior releases of their operating systems.

     In addition to conducting an assessment of our products and internal systems and software, we have conducted a survey of our most important vendors and service providers. All such vendors have indicated that they are Year 2000 compliant.

     Certain of our computer equipment and software has required replacement or modification as a result of Year 2000 issues, including an upgrade to the Windows operating system and related modifications affecting most of the desktop computers used in our business. In certain instances, a replacement or modification anticipated in the ordinary course of business was accelerated due to Year 2000 issues.

     Costs of Readiness. Synopsys has not incurred, and does not expect to incur, material expense in connection with our Year 2000 Efforts. We currently estimate that the total cost of our Year 2000 Efforts will not exceed $8.1 million, consisting of approximately $5.6 million for hardware, software and external consultants (external costs), and approximately $2.5 million in direct costs of employees working on our Year 2000 Efforts (internal costs). As of September 30, 1999 we had incurred costs of approximately $5.5 million related to our Year 2000 Efforts, including $3.5 million in external costs and $2.0 million in internal costs. The Company expects to incur additional depreciation expenses of $2.1 million and additional personnel costs of approximately $0.5 million relating to its Year 2000 Efforts. However, should we encounter unforeseen Year

2000 problems, either in our products or internal systems or in our customers' or vendors' operations, the amount we spend on our Year 2000 Efforts number could increase, perhaps by a material amount. The cost of our Year 2000 Efforts is being funded from operating cash flows. These costs represent approximately 5.7% of our total actual and anticipated IT expenditures for the period from the start of fiscal 1998 through March 31, 2000 (including employee expenses of our IT department). Expansion and upgrade of our internal systems unrelated to our Year 2000 Efforts have not been materially delayed or impacted by our Year 2000 Efforts.

     Contingency Plans. Synopsys has analyzed the operational problems that would be reasonably likely to result from the failure by us or vendors to achieve Year 2000 compliance on a timely basis. The most reasonably likely worst case scenario we have identified is a disruption of our core operational functions for one week. In conjunction with our overall crisis planning efforts, we have developed a plan to address this scenario and to reduce the risk of other Year 2000-related problems. Under this plan, the Company will (1) partially shut down certain internal systems during the Year 2000 rollover and
(2) use standby electric generators to power key systems in case of a public utility power outage. While we do not anticipate that this scenario will have a material adverse effect on our business, we are not able to predict the likelihood or the effects of the worst case scenario with certainty.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our Revenue and Earnings May Fluctuate. Many factors affect our revenue and earnings, which makes it difficult to achieve predictable revenue and earnings growth. Among these factors are customer product and service demand, product license terms, and the timing of revenue recognition on products and services sold. The following specific factors could affect our revenues and earnings in a particular quarter or over several quarterly or annual periods:

     - Our orders have been seasonal. Historically, our first fiscal quarter has been our weakest, with a book-to-bill ratio less than 1. The recent change in our fiscal year (see note 1 in accompanying notes to consolidated financial statements) may affect the seasonal pattern of our revenues.

     - Our products are complex, and before buying them customers spend a great deal of time reviewing and testing them. Our customers' evaluation and purchase cycles do not necessarily match our quarterly periods, and if by the end of any quarter we have not sold enough new licenses, our orders and revenues could be below our plan. Like many companies in the software industry, in the past we have received a disproportionate volume of orders in the last week of a quarter, and recognized a disproportionate amount of revenue in the last week of a quarter. In addition, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders and revenue for that period could be below our plan.

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

     - We recently introduced a new license and pricing structure for our software products. Although we believe that these changes have benefits for both Synopsys and our customers, it is possible that customer reaction will be unfavorable or that the transition to the new structure will be disruptive to business, resulting in the deferral or loss of sales.

     Our Industry is Highly Competitive. The EDA industry is highly competitive. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities, for a share of the overall EDA budgets of our potential customers. In general, competition is based on product quality and features, post-sale support, price and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Mentor and Avant!, as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit design process. Synopsys' competitors continue to offer aggressive discounts on their products, in particular on synthesis and Verilog simulation products. If this behavior continues, average prices for our products may fall. In order to compete successfully, we must continue to enhance our products and bring to market new products that address the needs of our customers. We also will have to expand our consulting services business. The failure to enhance existing products, develop and/or acquire new products or expand our ability to offer consulting services could have a material adverse effect on our business, financial condition and results of operations.

     Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving integrated logic and physical design tools rather than on the basis of individual "point" tools performing a discrete phase of the design process. The need to offer products linking logic and physical design will become increasingly important, as IC complexity is increasing, chip production moves increasingly to 0.18 micron and below, and system-on-a-chip designs become more prevalent. We offer a wide range of logic design tools but have only recently introduced our first physical design tools. We are working on completing our design flow, although for the foreseeable future will not be able to offer such a flow to customers. The market for physical design tools is dominated by Cadence and Avant! Both companies have acquired logic synthesis technology and are offering products linking synthesis to their physical design products. If we are unsuccessful in developing a complete design flow on a timely basis or in convincing customers to adopt our physical design products and methodology, our competitive position could be significantly weakened.

     Our Revenue Growth Depends on Our Non-Synthesis Products. Historically, much of our growth has been attributable to the strength of our logic synthesis products. Opportunities for growth in market share in this area are limited, and revenues from our synthesis products are expected to grow more slowly than our target for overall revenue growth. In order to meet our revenue plan, revenue from our non-synthesis design creation products, certain high level verification products, physical design products, deep submicron products and professional services must grow faster than our overall revenue growth target. Among the products that we expect to be the most important contributors to revenue growth are our PrimeTime(R) timing analysis, VCS(TM) Verilog simulation, Formality(R) formal verification, Module Compiler(TM) datapath synthesis, Chip Architect design planning, FlexRoute top-level routing, Physical Compiler and EPIC(R) deep submicron analysis and verification products. If revenue growth for these products fails to meet our goals, it is unlikely that we will meet our overall revenue growth target.

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

     Our Business Depends on the Semiconductor and Electronics Businesses. Our business has benefited from the rapid worldwide growth of the semiconductor industry. Purchases of our products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers and the increasing complexity of designs. While a number of semiconductor market segments are growing at a healthy pace, the overall outlook for the semiconductor industry remains uncertain. Renewed growth in the semiconductor industry will not necessarily lead to increases in purchases of Synopsys products. In addition, demand may be affected by mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. Slower growth in the semiconductor and systems industries, a reduced number of design starts, tightening of customers' operating budgets or continued consolidation among our customers may have a material adverse effect on our business, financial condition and results of operations.

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

     Our Success Depends on Recruiting and Retaining Key Personnel. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, with significant start-up activity, and our headquarters is in Silicon Valley, where skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA engineers, and the competition for such individuals is intense. Experience at Synopsys is highly valued in the EDA industry, and our employees are recruited aggressively by our competitors and by start-up companies, including those in internet-related businesses. Our salaries are competitive in the market, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, we have experienced, and may continue to experience, significant employee turnover. In addition, there can be no assurance that we can continue to recruit and retain key personnel or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. Failure to successfully recruit and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

     Dependence on Proprietary Technology. Our success is dependent, in part, upon our proprietary technology and other intellectual property rights. There can be no assurance that our competitors will not independently develop or acquire similar techniques or gain access to our proprietary technology or that we can protect our rights to our technology. We rely on confidentiality agreements with collaborators, employees, vendors and consultants to protect our proprietary technology. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent or trade secret protection, for any reason, could have a material adverse effect on our business, financial condition and results of operations.

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

     Anti-Takeover Provisions. We have adopted a number of provisions that could have anti-takeover effects. The Board of Directors has adopted a Preferred Shares Rights Plan, commonly referred to as a "poison pill." In addition, the Board of Directors has the authority, without further action by its stockholders, to issue additional shares of Common Stock and to fix the rights and preferences of, and to issue authorized but undesignated shares of Preferred Stock. These and other provisions of Synopsys' Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of Synopsys, including transactions in which the shareholders of the Company might otherwise receive a premium for their shares over then current market prices.

     Year 2000 Problems. We are uncertain as to the Year 2000 readiness of our customers, and if one or more important customers were to experience Year 2000-related problems that interfered with their purchases of Synopsys products, our revenues could be reduced, perhaps materially. In addition, if our plan to address failures caused by Year 2000 problems, including disruptions of our power supply, increased hacker or computer virus activity or internal systems failures not remediated by our Year 2000 efforts, proved unsuccessful, our business, financial condition and results of operations could be materially and adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information relating to quantitative and qualitative disclosure about market risk is set forth in Synopsys' 1999 Annual Report on Form 10-K under the captions "Interest Rate Risk" and "Foreign Currency Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations, and "Foreign Exchange Hedging" in Note 1 of the Notes to Consolidated Financial Statements.

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of Synopsys, Inc.:

     We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Mountain View, California
October 23, 1999

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 SYNOPSYS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  285,314    $ 164,548
  Short-term investments....................................     418,871      440,082
                                                              ----------    ---------
     Cash and short-term investments........................     704,185      604,630
  Accounts receivable, net of allowances of
     $10,523 and $13,210, respectively......................     155,885      126,336
  Prepaid expenses, deferred taxes and other................      54,663       42,461
                                                              ----------    ---------
     Total current assets...................................     914,733      773,427
                                                              ----------    ---------
Property and equipment, net.................................     126,204       99,998
Long-term investments.......................................      53,277       38,265
Intangible assets, net......................................      57,393       20,230
Other assets................................................      22,311       19,713
                                                              ----------    ---------
          Total assets......................................  $1,173,918    $ 951,633
                                                              ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    8,814    $  15,058
  Accrued liabilities.......................................     109,781      102,354
  Current portion of long-term debt.........................       8,610        7,783
  Accrued income taxes......................................      50,036       50,313
  Deferred revenue..........................................     110,285       93,160
                                                              ----------    ---------
     Total current liabilities..............................     287,526      268,668
                                                              ----------    ---------
Long-term debt..............................................      11,642       13,138
Deferred compensation.......................................       9,154        4,886
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized;
     no shares outstanding..................................          --           --
  Common stock, $.01 par value; 200,000,000 shares
     authorized; 70,260,000 and 67,925,000 shares
     outstanding, respectively..............................         703          679
  Additional paid-in capital................................     530,528      423,975
  Retained earnings.........................................     371,395      240,465
  Treasury stock, at cost, 768,000 and
     318,000 shares, respectively...........................     (43,657)     (11,184)
  Accumulated other comprehensive income....................       6,627       11,006
                                                              ----------    ---------
     Total stockholders' equity.............................     865,596      664,941
                                                              ----------    ---------
          Total liabilities and stockholders' equity........  $1,173,918    $ 951,633
                                                              ==========    =========

          See accompanying notes to consolidated financial statements.

                                 SYNOPSYS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Revenue:
Product....................................................  $505,847    $430,979    $408,256
  Service..................................................   300,251     286,961     238,700
                                                             --------    --------    --------
          Total revenue....................................   806,098     717,940     646,956
                                                             --------    --------    --------
Cost of revenue:
  Product..................................................    37,888      36,371      36,777
  Service..................................................    68,876      57,396      50,108
                                                             --------    --------    --------
          Total cost of revenue............................   106,764      93,767      86,885
                                                             --------    --------    --------
Gross margin...............................................   699,334     624,173     560,071
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................   167,085     156,663     146,849
  Sales and marketing......................................   241,639     245,376     240,606
  General and administrative...............................    47,132      47,179      47,284
  Amortization of intangible assets........................     7,907          --          --
  Merger-related and other costs...........................        --      51,009      11,400
  In-process research and development......................    21,176      33,069       5,500
                                                             --------    --------    --------
          Total operating expenses.........................   484,939     533,296     451,639
                                                             --------    --------    --------
Operating income...........................................   214,395      90,877     108,432
Other income, net..........................................    37,016      25,984      24,361
                                                             --------    --------    --------
Income before provision for income taxes
  and extraordinary items..................................   251,411     116,861     132,793
Provision for income taxes.................................    90,049      55,819      51,043
                                                             --------    --------    --------
Income before extraordinary items..........................   161,362      61,042      81,750
Extraordinary items -- sale of business unit and gain
  on extinguishment of debt, net of income tax expense.....        --      28,404          --
                                                             --------    --------    --------
Net income.................................................  $161,362    $ 89,446    $ 81,750
                                                             ========    ========    ========
Basic earnings per share:
  Income before extraordinary items........................  $   2.30    $   0.92    $   1.30
  Extraordinary items......................................        --        0.43          --
                                                             --------    --------    --------
  Net income...............................................  $   2.30    $   1.34    $   1.30
                                                             ========    ========    ========
  Weighted average common shares...........................    70,118      66,568      62,852
                                                             ========    ========    ========
Diluted earnings per share:
  Income before extraordinary items........................  $   2.20    $   0.88    $   1.24
  Extraordinary items......................................        --        0.41          --
                                                             --------    --------    --------
  Net income...............................................  $   2.20    $   1.29    $   1.24
                                                             ========    ========    ========
  Weighted average common shares
     and equivalents.......................................    73,422      69,524      65,925
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                 SYNOPSYS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                        COMMON STOCK            ADDITIONAL                DEFERRED
                                           SHARES                PAID-IN     RETAINED      STOCK       COMPREHENSIVE
                                        OUTSTANDING    AMOUNT    CAPITAL     EARNINGS   COMPENSATION      INCOME
                                        ------------   ------   ----------   --------   ------------   -------------
Balance at October 1, 1996.............    61,570       $616     $263,141    $ 75,550      $(110)              --
Comprehensive Income:
  Net income...........................        --         --           --      81,750         --         $ 81,750
  Other comprehensive income, net of
    tax:
  Unrealized gain on investments.......        --         --           --          --         --            9,183
  Reclassification adjustment on
    unrealized gains on investments....        --         --           --          --         --           (4,185)
  Foreign currency translation
    adjustment.........................        --         --           --          --         --           (1,193)
                                                                                                         --------
  Other comprehensive income...........        --         --           --          --         --            3,805
                                                                                                         --------
Comprehensive income...................        --         --           --          --         --         $ 85,555
                                                                                                         ========
Acquisition of treasury stock..........      (440)        (5)          --          --         --               --
Issuance of common stock...............       906          9        1,129          --         --               --
Stock issued under stock option and
  stock purchase plans.................     2,714         27       40,921      (5,872)        --               --
Tax benefits associated with exercise
  of stock options.....................        --         --       30,024          --         --               --
Amortization of deferred stock
  compensation.........................        --         --           --          --        110               --
                                           ------       ----     --------    --------      -----
Balance at September 30, 1997..........    64,750        647      335,215     151,428         --               --
Comprehensive Income:
  Net income...........................        --         --           --      89,446         --         $ 89,446
  Other comprehensive income, net of
    tax:
  Unrealized gain on investments.......        --         --           --          --         --            3,983
  Reclassification adjustment on
    unrealized gains on investments....        --         --           --          --         --           (9,018)
  Foreign currency translation
    adjustment.........................        --         --           --          --         --              886
                                                                                                         --------
  Other comprehensive income (loss)....        --         --           --          --         --           (4,149)
                                                                                                         --------
Comprehensive income...................        --         --           --          --         --         $ 85,297
                                                                                                         ========
Acquisition of treasury stock..........      (353)        (4)          --          --         --               --
Issuance of common stock...............       485          5        5,903          --         --               --
Stock options assumed in connection
  with acquisition.....................        --         --        7,636          --         --               --
Stock issued under stock option and
  stock purchase plans.................     3,043         31       61,454        (409)        --               --
Tax benefits associated with exercise
  of stock options.....................        --         --       13,767          --         --               --
                                           ------       ----     --------    --------      -----
Balance at September 30, 1998..........    67,925        679      423,975     240,465         --               --
Comprehensive Income:
  Net income...........................        --         --           --     161,362         --         $161,362
  Other comprehensive income, net of
    tax:
  Unrealized gain on investments.......        --         --           --          --         --            5,506
  Reclassification adjustment on
    unrealized gains on investment.....        --         --           --          --         --           (9,539)
  Foreign currency translation
    adjustment.........................        --         --           --          --         --             (346)
                                                                                                         --------
  Other comprehensive income (loss)....        --         --           --          --         --           (4,379)
                                                                                                         --------
Comprehensive income...................        --         --           --          --         --         $156,983
                                                                                                         ========
Acquisition of treasury stock..........    (1,680)       (17)          17          --         --               --
Stock options assumed in connection
  with acquisition.....................        49          1        6,451          --         --               --
Stock issued under stock option and
  stock purchase plans.................     3,966         40       70,236     (30,432)        --               --
Tax benefits associated with exercise
  of stock options.....................        --         --       29,849          --         --               --
                                           ------       ----     --------    --------      -----
Balance at September 30, 1999..........    70,260       $703     $530,528    $371,395      $  --               --
                                           ======       ====     ========    ========      =====

                                          ACCUMULATED
                                             OTHER
                                         COMPREHENSIVE   TREASURY
                                         INCOME (LOSS)    STOCK      TOTAL
                                         -------------   --------   --------
Balance at October 1, 1996.............     $11,350      $     --   $350,547
Comprehensive Income:
  Net income...........................          --            --     81,750
  Other comprehensive income, net of
    tax:
  Unrealized gain on investments.......          --            --      9,183
  Reclassification adjustment on
    unrealized gains on investments....          --            --     (4,185)
  Foreign currency translation
    adjustment.........................          --            --     (1,193)
  Other comprehensive income...........       3,805            --         --
Comprehensive income...................          --            --         --
Acquisition of treasury stock..........          --        (9,489)    (9,494)
Issuance of common stock...............          --            --      1,138
Stock issued under stock option and
  stock purchase plans.................          --         9,489     44,565
Tax benefits associated with exercise
  of stock options.....................          --            --     30,024
Amortization of deferred stock
  compensation.........................          --            --        110
                                            -------      --------   --------
Balance at September 30, 1997..........      15,155            --    502,445
Comprehensive Income:
  Net income...........................          --            --     89,446
  Other comprehensive income, net of
    tax:
  Unrealized gain on investments.......          --            --      3,983
  Reclassification adjustment on
    unrealized gains on investments....          --            --     (9,018)
  Foreign currency translation
    adjustment.........................          --            --        886
  Other comprehensive income (loss)....      (4,149)           --         --
Comprehensive income...................          --            --         --
Acquisition of treasury stock..........          --       (12,403)   (12,407)
Issuance of common stock...............          --            --      5,908
Stock options assumed in connection
  with acquisition.....................          --            --      7,636
Stock issued under stock option and
  stock purchase plans.................          --         1,219     62,295
Tax benefits associated with exercise
  of stock options.....................          --            --     13,767
                                            -------      --------   --------
Balance at September 30, 1998..........      11,006       (11,184)   664,941
Comprehensive Income:
  Net income...........................          --            --    161,362
  Other comprehensive income, net of
    tax:
  Unrealized gain on investments.......          --            --      5,506
  Reclassification adjustment on
    unrealized gains on investment.....          --            --     (9,539)
  Foreign currency translation
    adjustment.........................          --            --       (346)
  Other comprehensive income (loss)....      (4,379)           --         --
Comprehensive income...................          --            --         --
Acquisition of treasury stock..........          --       (95,355)   (95,355)
Stock options assumed in connection
  with acquisition.....................          --            --      6,452
Stock issued under stock option and
  stock purchase plans.................          --        62,882    102,726
Tax benefits associated with exercise
  of stock options.....................          --            --     29,849
                                            -------      --------   --------
Balance at September 30, 1999..........     $ 6,627      $(43,657)  $865,596
                                            =======      ========   ========

          See accompanying notes to consolidated financial statements.

                                 SYNOPSYS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                1999        1998         1997
                                                              --------    ---------    ---------
Cash flows from operating activities:
Net income..................................................  $161,362    $  89,446    $  81,750
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Software sold in exchange for minority investment.......       500           --           --
    Depreciation and amortization...........................    52,025       44,152       39,826
    Tax benefit associated with stock options...............    29,849       13,767       30,024
    Provision for doubtful accounts and sales returns.......    (2,687)       8,431        2,574
    Interest accretion on notes payable.....................       842          510          526
    Deferred taxes..........................................    (5,111)      (6,617)     (20,811)
    Gain on sale of long-term investments...................   (19,578)      (9,930)     (15,856)
    Non-cash merger-related and other costs.................        --        8,367        3,084
    In-process research and development.....................    21,176       33,069        5,500
    Extraordinary gains.....................................        --      (28,404)          --
    Net changes in operating assets and liabilities:
      Accounts receivable...................................   (26,652)     (25,754)     (25,490)
      Prepaid expenses and other current assets.............    (3,232)        (699)      (3,134)
      Intangible assets, net................................       416       (5,639)      (2,758)
      Other assets..........................................    (2,870)      (2,505)      (3,191)
      Accounts payable......................................    (6,289)      (5,665)       5,535
      Accrued liabilities...................................     2,715       15,226        4,810
      Accrued income taxes..................................      (277)       1,147       16,424
      Deferred revenue......................................    16,854        9,377        7,020
      Deferred compensation.................................     4,268        1,681        3,205
                                                              --------    ---------    ---------
         Net cash provided by operating activities..........   223,311      139,960      129,038
                                                              --------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sales of long-term investments..............    21,752       15,158       22,503
  Proceeds from sale of business unit.......................        --       51,900        5,000
  Purchases of long-term investments........................   (27,589)      (1,998)     (25,342)
  Purchases and maturities of short-term investments........    21,211     (127,849)     (52,886)
  Purchases of property and equipment.......................   (65,816)     (58,106)     (61,322)
  Purchase of technology....................................        --           --         (335)
  Acquisitions (net of cash acquired).......................   (46,493)     (30,354)          --
                                                              --------    ---------    ---------
         Net cash used in investing activities..............   (96,935)    (151,249)    (112,382)
                                                              --------    ---------    ---------
Cash flows from financing activities:
  Proceeds from sale of common stock, net...................   102,726       68,203       45,703
  Purchases of treasury stock...............................   (95,355)     (12,407)      (9,494)
  Principal payments on debt obligations....................   (12,631)      (7,627)     (11,568)
                                                              --------    ---------    ---------
         Net cash (used) provided by financing activities...    (5,260)      48,169       24,641
                                                              --------    ---------    ---------
Effect of exchange rate changes on cash.....................      (350)         361       (1,090)
                                                              --------    ---------    ---------
Net increase in cash and cash equivalents...................   120,766       37,241       40,207
Cash and cash equivalents, beginning of year................   164,548      127,307       87,100
                                                              --------    ---------    ---------
Cash and cash equivalents, end of year......................  $285,314    $ 164,548    $ 127,307
                                                              ========    =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $    944    $     770    $     769
    Income taxes............................................  $ 63,141    $  46,206    $  25,215
  Non-cash transactions:
    Notes payable issued in connection with acquisition.....  $ 11,120    $  12,000    $      --

          See accompanying notes to consolidated financial statements.

                                 SYNOPSYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. Synopsys, Inc. ("Synopsys" or the "Company") is a leading supplier of EDA software to the global electronics industry. The Company develops, markets, and supports a wide range of IC design products that are used by designers of advanced ICs, including system-on-a-chip ICs, and the electronic systems (such as computers, cell phones, and internet routers) that use such ICs. The Company also provides consulting services to help its customers improve their IC design processes and, where requested, to assist them with their IC designs.

     Change in Fiscal Year End. The Company has a fiscal year that ends on the Saturday nearest September 30. Fiscal 1999 and 1997 were 52-week years while fiscal 1998 was a 53-week year. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end. On July 15, 1999, the Board of Directors determined that Synopsys' fiscal 2000 and subsequent fiscal years shall end on the Saturday nearest to October 31. As a result, fiscal 2000 shall commence on October 31, 1999 and end on October 28, 2000. The period from October 3, 1999 through October 30, 1999 shall be a transition period. Information for the transition period will be filed with Synopsys' quarterly report on Form 10-Q for the first quarter of fiscal 2000.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of revenues, assets and liabilities, disclosure of assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

     Cash Equivalents, Fair Values of Financial Instruments and Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, investments and trade receivables.

     All of the Company's cash equivalents and investments are classified as available-for-sale and unrealized gains and losses are reported in stockholders' equity as a component of accumulated other comprehensive income at fair value, net of tax, if any. The fair value of investments is based on quoted market prices. Realized gains and losses are included in other income, net. Cash equivalents have remaining maturities of three months or less when acquired. The Company has cash equivalents and investments with various high quality institutions and, by policy, limits the amount of credit exposure to any one institution.

     The Company sells its products worldwide primarily to customers in the semiconductor industry. The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations and have not been material in any year. As of September 30, 1999 and 1998, the Company had sold approximately $22.8 million and $12.6 million of its accounts receivable to a financial institution.

     The fair value of the Company's cash, accounts receivable, long-term investments, put/call and forward contracts relating to certain of the Company's equity securities, accounts payable, long-term debt and foreign currency contracts, approximates the carrying amount, which is the amount for which the instrument could be exchanged in a current transaction between willing parties.

     Foreign Currency Translation. The functional currency of each of the Company's international subsidiaries is the foreign subsidiary's local currency. Assets and liabilities of the Company's international operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and

                                 SYNOPSYS, INC.

expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are reported in stockholders' equity as a component of accumulated other comprehensive income. The associated tax benefit for cumulative translation adjustment was $0.2 million and $0.7 million in fiscal 1999 and 1997, and the associated tax expense was $0.5 million in fiscal 1998, respectively. Foreign exchange transaction gains and losses were not material for all periods presented and are included in the results of operations.

     Synopsys' international business is an important contributor to the Company's revenue and net profits. However, the majority of Synopsys' international sales are denominated in the U.S. dollar, and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive. The operating expenses of Synopsys' overseas offices are paid in local currencies and are subject to the effect of fluctuations in foreign currency exchange rates as compared to their respective local currency. The effect of foreign exchange rate fluctuations did not significantly impact the Company's operating results. Financial exposure may nonetheless result, primarily from the timing of transactions and the movement of foreign exchange rates.

     Foreign Exchange Hedging. The Company operates internationally and thus is exposed to potentially adverse movements in foreign currency rate changes. In fiscal 1999, the Company entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results.

     These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rate fluctuations.

     The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge includes the instrument's effectiveness in risk reduction. Gains and losses on these contracts, all of which are designated and effective as hedges of existing transactions, are recognized in operations in the period in which gains and losses on the underlying transactions occur. The Company does not use derivative financial instruments for speculative or trading purposes. In the event of termination or extinguishment of a contract, associated gains and losses would be recognized in operations in the period in which the contract was terminated or extinguished.

     These contracts contain credit risk in that the counterparty may be unable to meet the terms of the agreements. The Company has limited these agreements to major financial institutions to reduce such credit risk. Furthermore, the Company monitors the potential risk of loss with any one financial institution and does not expect any material loss as a result of default by the counterparties.

     Revenue Recognition. The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products, including time-based software licenses, generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support (PCS) is recognized ratably over the term of the support and revenue allocated to service elements is recognized as the services are performed.

     In accordance with SOP 97-2, the Company has analyzed all of the elements included in its multiple-element arrangements and determined that the Company has sufficient evidence of fair value to

                                 SYNOPSYS, INC.

allocate revenue to the license and PCS components of certain of its time-based product licenses. Accordingly, the portion of the time-based license fee allocated to the license component is recognized upon delivery of the software product and the portion of the fee allocated to PCS is recognized ratably over the term of the support. Software subscriptions continue to be recognized on a ratable basis.

     Revenue consists of fees for licenses and subscriptions of the Company's software products, sales of system products, maintenance and support, customer training, and consulting. Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the Company's systems products. Cost of service revenue includes personnel and the related costs associated with providing training and consulting.

     Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue includes amounts received from customers for which revenue has not been recognized.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization of owned assets are provided using the straight-line method over the estimated useful lives of property and equipment of three to five years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the economic useful life of the related asset, whichever is shorter. Property and equipment detail is as follows:

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
(in thousands)
Computer and other equipment................................  $ 173,088    $127,055
Furniture and fixtures......................................     19,102      15,341
Land........................................................     40,315      29,414
Leasehold improvements......................................     26,662      23,579
                                                              ---------    --------
                                                                259,167     195,389
Less accumulated depreciation and amortization..............   (132,963)    (95,391)
                                                              ---------    --------
                                                              $ 126,204    $ 99,998
                                                              =========    ========

     Software Development Costs. Capitalization of computer software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype. Software development costs capitalized were $1.0 million for 1999, $2.1 million for 1998 and $4.2 million for 1997.

     Amortization of computer software development costs is computed as the greater of the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line method over the software's estimated economic life of approximately two years. The Company recorded amortization of $1.6 million for 1999, $2.2 million for 1998 and $3.7 million for 1997, respectively.

     Amortization of Intangible Assets. Amortization of intangible assets consists of goodwill and goodwill-like assets such as assembled workforce. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible assets acquired by the Company and, under the Company's accounting policies is being amortized over estimated useful lives ranging from four to five years. The Company assesses the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated future cash flows. A review of the intangible assets has been completed and it has been determined that the values are properly stated and no adjustments are required. Amortization of intangible assets charged to operations amounted to $7.9 million in fiscal 1999 and was not material in fiscal 1998 and 1997, respectively.

                                 SYNOPSYS, INC.

     Accrued Liabilities. Accrued liabilities consist of:

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
(in thousands)
Payroll and related benefits................................  $ 79,478    $ 63,865
Accrued merger and acquisition costs........................       371       3,513
Other accrued liabilities...................................    29,932      34,976
                                                              --------    --------
          Total.............................................  $109,781    $102,354
                                                              ========    ========

     Income Taxes. The Company accounts for income taxes using the asset-and-liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established.

     Earnings per Share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and potential dilutive common shares outstanding during the period. Potential dilutive common shares consist of employee stock options using the treasury stock method.

     The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share for fiscal 1999, 1998 and 1997:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
(in thousands)
Weighted-average common shares used to calculate basic net
income per share............................................  70,118    66,568    62,852
Stock options outstanding...................................   3,304     2,956     3,073
                                                              ------    ------    ------
Weighted-average common shares used to calculate diluted net
  income per share..........................................  73,422    69,524    65,925
                                                              ======    ======    ======

     Stock-Based Compensation. As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," in accounting for stock-based awards to employees.

     Reclassifications. Certain amounts reported in previous years have been reclassified to conform to the fiscal 1999 presentation.

NOTE 2. BUSINESS COMBINATIONS

     Pooling-of-Interests Combinations. In fiscal 1999, the Company issued approximately 1.4 million shares of its common stock for all the outstanding stock of Everest, a developer of integrated circuit routing and related technology and reserved approximately 120,000 shares of its common stock for issuance under Everest's stock option plan, which the Company assumed in the transaction. The business combination was accounted for as a pooling-of-interests, and accordingly, the Company's consolidated financial statements have been restated to include the financial position and results of Everest for all periods presented. The Board of Directors approved the rescission of the Company's July 1998 stock repurchase program in order to comply

                                 SYNOPSYS, INC.

with pooling-of-interests accounting guidance provided in the SEC Staff Accounting Bulletin (SAB) No. 96. In fiscal 1998 and fiscal 1997, Everest issued shares of its preferred stock for $5.9 million and $1.1 million, respectively. The Everest preferred shares are presented in the Consolidated Statements of Stockholders' Equity in terms of equivalent shares of the Company's common stock.

     In fiscal 1998, the Company issued approximately 11.3 million shares of its common stock for all of the outstanding stock of Viewlogic, a worldwide supplier of EDA software. In addition, options to acquire Viewlogic's common stock were exchanged for approximately 2.8 million shares of the Company's common stock. In fiscal 1997, the Company issued approximately 10.3 million shares of its common stock for all of the outstanding stock of Epic Design Technology, Inc. (EPIC), a developer of design automation tools for deep submicron design in the area of integrated circuit power. In addition, options to acquire EPIC's common stock were exchanged for approximately 1.5 million shares of the Company's common stock. These business combinations were accounted for as pooling-of-interests, and accordingly, the Company's consolidated financial statements have been restated to include the financial position and results of EPIC and Viewlogic for all periods presented.

     During fiscal 1998, the Company sold VSI, the PCB/Systems business design segment of the Viewlogic business to a management-led buy-out group for $51.9 million in cash. As a result of the transaction, the Company recorded an extraordinary gain of $26.5 million, net of income tax expense, in the fourth quarter of fiscal 1998. The Company retained a minority investment of 14.9% (fully diluted) in the new company. VSI has announced that it has agreed to merge with Summit Design, Inc.

     The following information represents revenue and net income (loss) of the separate enterprises through the periods preceding the business combinations and the combined results following the business combinations.

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
(in thousands)
Total revenue:
  Synopsys.................................................  $806,098    $639,658    $469,277
  Everest..................................................        --          --          --
  Viewlogic................................................        --      78,282     147,811
  EPIC.....................................................        --          --      29,868
                                                             --------    --------    --------
Combined...................................................  $806,098    $717,940    $646,956
                                                             ========    ========    ========
Net income (loss):
  Synopsys(1)..............................................  $162,123    $ 90,157    $ 69,490
  Everest..................................................      (761)     (2,256)       (236)
  Viewlogic................................................        --       1,545       9,592
  EPIC.....................................................        --          --       2,904
                                                             --------    --------    --------
Combined...................................................  $161,362    $ 89,446    $ 81,750
                                                             ========    ========    ========

---------------
(1) Includes extraordinary gains of $28.4 million, net of income tax expense, in fiscal 1998.

                                 SYNOPSYS, INC.

     The Company recorded merger-related and other costs of $51.0 million and $11.4 million in fiscal 1998 and 1997. The following table presents the components of merger-related and other costs recorded in fiscal 1998, along with charges against the reserves through September 30, 1999:

                                                                             NON-CASH
                                                       TOTAL     AMOUNTS     WRITE-OFF    RESERVE
                                                      CHARGE       PAID      OF ASSETS    BALANCE
                                                      -------    --------    ---------    -------
(in thousands)
Transaction costs...................................  $ 9,245    $ (9,154)    $    --      $ 91
Employee termination and transition costs...........   10,975     (10,830)         --       145
Write-off of equipment and other assets.............    8,367          --      (8,367)       --
Legal and other settlements.........................    6,894      (6,885)         --         9
Redundant facility and other costs..................   15,528     (15,402)         --       126
                                                      -------    --------     -------      ----
          Total.....................................  $51,009    $(42,271)    $(8,367)     $371
                                                      =======    ========     =======      ====

     Purchase Combinations. During the three years ended September 30, 1999, 1998 and 1997, the Company made a number of purchase acquisitions. Pro forma results of operations have not been presented since the effects of the acquisitions were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented. The consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price of each transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the respective acquisitions.

     The excess purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology and goodwill, as well as goodwill-like assets such as assembled workforce. The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing product's projected income streams. The values of the assembled workforces were based upon the cost to replace those workforces. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis, generally over four to five-year periods.

     The amounts allocated to purchased research and development were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

     In fiscal 1999, the Company acquired Gambit, a privately held provider of place and route software and physical design services, Stanza, a privately held company with physical layout editor expertise and technology, Smartech, a privately held design services firm with expertise in the design of wireless communication devices and the rights to CoverMeter, a Verilog code coverage tool, from Advanced Technology Center of Massachusetts. The Company also completed the acquisition of Apteq which has an expertise in analog simulation and Verilog-A product.

     In fiscal 1998, the Company acquired SSI, a developer of tools for electronic design verification and test, and two small privately held companies in the EDA industry. The acquisitions were accounted for as purchases with the Company exchanging a combination of cash of $26.0 million and notes of $12.0 million. In addition, the Company reserved approximately 318,000 shares of its common stock for issuance under SSI's stock option plan, which the Company assumed in the acquisition. The total purchase price of $51.3 million was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $33.1 million was allocated to in-process research and development and other costs

                                 SYNOPSYS, INC.

and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

     A summary of the Company's purchase transactions that included in-process research and development charges, if any, is included in the following table:

 ENTITY OR PRODUCT NAME   CONSIDERATION   IPRD CHARGE                FORM OF CONSIDERATION
 ----------------------   -------------   -----------                ---------------------
FISCAL 1999:
(in millions)
Gambit                        $41.3          $13.9      $29.2 million cash, notes payable of $8.0
                                                        million, reserve of 78,000 shares of common
                                                        stock for issuance under Gambit's stock option
                                                        plan.
Stanza                         15.4            4.1      $11.0 million cash, issuance of 46,000 shares
                                                        of common stock and reserve of 21,000 shares of
                                                        common stock for issuance under Stanza's 1998
                                                        stock option plan.
Smartech                        9.7             --      $5.8 million cash, $3.9 million (not included
                                                        in purchase price) placed in an escrow
                                                        contingent on continued employment of certain
                                                        employees.
CoverMeter                      4.5            2.4      $2.3 million cash, notes payable of $2.2
                                                        million.
Apteq                           2.0            0.8      $1.0 million cash, notes payable of $0.6
                                                        million and $0.4 million assumption of debt.

NOTE 3. FINANCIAL INSTRUMENTS

     Cash equivalents and investments. All cash equivalents, short-term investments, and non-current investments have been classified as available-for-sale securities and consist of the following:

                                                              UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST        GAINS         LOSSES      FAIR VALUE
                                                  --------    ----------    ----------    ----------
SEPTEMBER 30, 1999
(in thousands)
Classified as current assets:
  Taxable commercial paper......................  $111,321     $    --       $    --       $111,321
  Money market funds............................   157,966          --            --        157,966
  Tax-exempt municipal obligations..............   178,273          --            --        178,273
  Money market preferred stock..................    67,208          --            --         67,208
  Municipal auction rate preferred stock........    14,522          --            --         14,522
  Certificate of deposit........................    47,414          --            --         47,414
  Federal Note..................................    24,971          --            --         24,971
                                                  --------     -------       -------       --------
                                                   601,675          --            --        601,675
Classified as non-current assets:
  Equity securities.............................    40,517      12,760            --         53,277
                                                  --------     -------       -------       --------
          Total securities......................  $642,192     $12,760       $    --       $654,952
                                                  ========     =======       =======       ========

                                 SYNOPSYS, INC.

                                                              UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST        GAINS         LOSSES      FAIR VALUE
                                                  --------    ----------    ----------    ----------
SEPTEMBER 30, 1998
(in thousands)
Classified as current assets:
  Tax-exempt commercial paper...................  $ 23,806     $    --       $    --       $ 23,806
  Money market funds............................    37,699          --            --         37,699
  Tax-exempt municipal obligations..............   282,542          26            --        282,568
  Money market preferred stock..................   122,975          --            --        122,975
  Municipal auction rate preferred stock........    34,078          --            --         34,078
  Certificate of deposit........................       461          --            --            461
                                                  --------     -------       -------       --------
                                                   501,561          26            --        501,587
Classified as non-current assets:
  Tax-exempt municipal obligations..............       253           2            --            255
  Equity securities.............................    19,820      22,111        (3,921)        38,010
                                                  --------     -------       -------       --------
                                                    20,073      22,113        (3,921)        38,265
                                                  --------     -------       -------       --------
          Total securities......................  $521,634     $22,139       $(3,921)      $539,852
                                                  ========     =======       =======       ========

     The associated tax expense for unrealized gains was $3.7 million, $2.2 million and $5.2 million in fiscal 1999, 1998 and 1997, respectively. The associated tax benefit for reclassification adjustment was $6.4 million, $5.1 million and $2.4 million in fiscal 1999, 1998 and 1997, respectively.

     Short-term investments include tax-exempt municipal obligations which have underlying maturities of less than one year or contain put options that are either supported by a letter of credit from a top-rated bank or insurance company or are over-collateralized for redemption at par at the reset date. Therefore, the underlying maturity for certain items may exceed one year. At September 30, 1999, the underlying maturities of the short-term investments are $389.6 million within one year, $14.9 million within five to ten years and $197.2 million after ten years.

     At September 30, 1999, $182.8 million and $418.9 million are classified as cash equivalents and short-term investments, respectively. At September 30, 1998, $61.5 million and $440.1 million are classified as cash equivalents and short-term investments, respectively. Realized gains and losses on sales of short-term investments have not been material. During fiscal 1999 and 1998, the Company realized gains on sales of long term investments of $19.6 million and $13.9 million, which are included in other income, net.

     Strategic investments. In May 1996, the Company purchased 1,207,000 shares, approximately 9.9 percent of the outstanding shares of Cooper and Chyan Technology, Inc. (CCT), for $14.50 per share, pursuant to a strategic relationship between the companies. In April 1997, the Company purchased an additional 86,000 shares for $15.00 per share and the investment was classified as available-for-sale. In May 1997, CCT and Cadence consummated a merger, whereby each share of CCT was converted to 0.85 shares of Cadence stock.

     In June 1997, the Company, through the sale of Arkos Design, Inc. ("Arkos") acquired $9.5 million of Quickturn warrants and common stock. In May 1999, Quickturn and Cadence consummated a merger, whereby each share of Quickturn was converted into 1.27 shares of Cadence stock. At the time of the conversion, the Company recognized a realized loss of $0.3 million, which is included in other income, net. As of September 30, 1999, the Company owns 2,335,190 shares of Cadence stock.

                                 SYNOPSYS, INC.

     The Company entered into a put and call contract in the fourth quarter of fiscal 1998 for the sale of 425,000 Cadence shares with prices and expiration dates as follows:

                            DATE                              SHARES     PUT STRIKE    CALL STRIKE
                            ----                              -------    ----------    -----------
December 15, 1999...........................................  105,000      $27.31        $33.78
March 15, 2000..............................................  105,000      $27.31        $34.50
June 15, 2000...............................................  105,000      $27.31        $35.37
September 15, 2000..........................................  110,000      $26.60        $35.28

     As of September 30, 1999, the fair market value of the puts and calls, based on a quoted market price of $13.44, was $11.0 million, which has been recorded in unrealized gains on investments in the stockholders' equity as a component of accumulated other comprehensive income.

     During fiscal 1998, the Company had an investment in Artisan Components (Artisan) of 594,300 shares. The Company entered into a forward contract for the sale of its Artisan shares which expired in fiscal 1999. During fiscal 1999, the Company realized gains on the sale of its Artisan shares of $7.9 million, which is included in other income.

     Foreign exchange hedging. The Company has two foreign exchange lines of credit available totaling $120.0 million, which expire in July and October 2000. The Company had $45.0 million of short-term foreign exchange forward contracts outstanding which approximated the fair value of such contracts and their underlying transactions at September 30, 1999. These contracts are denominated in Japanese, Italian, German, French and British currencies. The outstanding forward contracts have maturities that expire in approximately one month. The gains and losses on forward exchange contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments at September 30, 1999 were not material. In addition, the Company has not terminated or extinguished any foreign exchange forward contracts. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments.

     Long-term debt. During fiscal 1999, in connection with the acquisition of Apteq, the Company issued $0.6 million in notes, which bear interest at 5.0%, and are payable upon the earlier of achievement of certain milestones or at maturity in fiscal 2006. The note was recorded at fair value of $0.6 million, using a discount rate commensurate with the risks involved. As of September 30, 1999, the note had a balance of $0.6 million, all of which is included in long-term debt.

     During fiscal 1999, in connection with the acquisition of Gambit, the Company issued $8.0 million in notes, which bear interest at the U.S. Treasury T-bill Rate at set quarterly periods, and are payable upon the earlier of achievement of certain milestones or at maturity in fiscal 2006. The notes were recorded at fair value of $8.0 million, using a discount rate commensurate with the risks involved. As of September 30, 1999, the notes had a balance of $8.0 million, of which $4.8 million is included in long-term debt.

     During fiscal 1996, the Company and IBM entered into a six-year Joint Development and License Agreement Concerning EDA Software and Related Intellectual Property (the IBM Agreement). In accordance with the IBM Agreement, the Company paid IBM $11.0 million in cash and issued $30.0 million in notes, which bear interest at 3%, and are payable to IBM upon the earlier achievement of scheduled milestones or at maturity in fiscal 2006. During fiscal 1998, the Company recorded an extraordinary gain on extinguishment of debt of $1.9 million, net of income tax expense of $1.0 million, related to the cancellation of certain interest bearing notes issued by the Company to IBM. During fiscal 1999, the Company settled the remaining balance of the long-term debt related to the modified IBM Joint and Development and License Agreement and dissolved the original agreement which resulted in no extraordinary gain.

     The fair value of the Company's long-term debt approximates the carrying amount.

                                 SYNOPSYS, INC.

NOTE 4. COMMITMENTS AND CONTINGENCIES

     The Company leases its domestic and international facilities under cancelable, non-cancelable and month-to-month operating leases and certain office equipment under operating leases. Rent expense was $23.5 million, $25.5 million and $25.2 million in 1999, 1998 and 1997, respectively.

     Future minimum lease payments as of September 30, 1999 are as follows:

(in thousands)

                    FISCAL YEARS ENDING
                    -------------------
2000........................................................  $ 28,032
2001........................................................    24,264
2002........................................................    20,375
2003........................................................    13,586
2004........................................................    10,010
Thereafter..................................................    26,477
                                                              --------
          Total minimum payments required...................  $122,744
                                                              ========

NOTE 5. STOCKHOLDERS' EQUITY

     Stock Repurchase Program. In June 1999, the Board of Directors authorized a stock repurchase program under which Synopsys' common stock with a market value of up to $200.0 million may be acquired in the open market over a seven month period. The repurchased shares are to be used for the issuance of Synopsys' employee stock plans and for other corporate purposes. During fiscal 1999, the Company purchased 1,680,000 shares at an average price of $56.76 per share.

     In July 1998, the Board of Directors authorized the repurchase of up to 3,250,000 shares of the Company's outstanding common stock in the open market over the following 24 months. The repurchased shares were to be used for issuance under the Company's employee stock plans and for other corporate purposes. During fiscal 1998, the Company purchased approximately 353,000 shares at an average price of $35.00. In October 1998, the Company announced that it had rescinded the stock repurchase program to comply with pooling-of-interests accounting guidance provided in the SEC SAB No. 96 (See Note 2).

     Preferred Shares Rights Plan. The Company has adopted a number of provisions that could have anti-takeover effects. In September 1997, the Board of Directors adopted a Preferred Shares Rights Plan. In addition, the Board of Directors has the authority, without further action by its shareholders, to fix the rights and preferences and issue shares of, authorized but undesignated shares of Preferred Stock. This provision and other provisions of the Company's Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which the shareholders of the Company might otherwise receive a premium for their shares over then current market prices. The rights expire on October 24, 2007.

     Employee Stock Purchase Plan. Under the Company's 1992 Employee Stock Purchase Plan (ESPP) 4,650,000 shares have been authorized for issuance as of September 30, 1999. Under the ESPP, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of: the fair market value of the shares at (i) the beginning of a rolling two-year offering period, or (ii) the end of each semi-annual purchase period. During fiscal 1999, 1998 and 1997, shares totaling 460,438, 433,036 and 457,877, respectively, were issued under the plan at average prices of $31.73, $27.61 and $26.96 per share, respectively. As of September 30, 1999, 2,418,983 shares of common stock are reserved for the ESPP.

                                 SYNOPSYS, INC.

     Stock Option Plans. Under the Company's 1992 Stock Option Plan (the 1992
Plan), the Board of Directors may grant either incentive or non-qualified stock options to purchase shares of the Company's stock to eligible individuals at not less than 100% of the fair market value of those shares on the grant date. The stock options issued to new employees typically vest 25% after one year with the remaining options vesting on a pro rata basis over the following 36 months, while stock options issued to existing employees typically vest on a pro rata basis over 48 months. Stock options expire ten years from the date of grant. As of September 30, 1999, 3,940,615 shares of common stock are reserved for future grants.

     Under the Company's Non-Statutory Stock Option Plan (the 1998 Plan), 3,116,736 shares of common stock have been reserved for issuance for granting of non-qualified stock options to employees excluding officers and directors. Exercisability, option price and other terms are determined by the Board of Directors, but the option price shall not be less than the fair value of the stock at the date of grant. Stock options currently expire no later than ten years and generally vest at the rate of 25% after one year from the date of grant, and then ratably over the following 36 months. At September 30, 1999, 345,980 shares of common stock are reserved for future grants.

     Under the Company's 1994 Non-Employee Directors Stock Option Plan (the Directors Plan), a total of 300,000 shares have been reserved for issuance. Pursuant to the Directors Plan, each non-employee member of the Board of Directors is automatically granted an option to purchase 20,000 shares of the Company's common stock upon initial appointment or election to the Board, 10,000 shares of the Company's common stock upon reelection to the Board, and 5,000 shares of the Company's common stock annually for service on Board committees, subject to a limit of two committee-service grants per year. Stock options are granted at not less than 100% of the fair market value of those shares on the grant date. Stock options granted upon appointment or election to the Board vest 25% annually after one year from the date of grant, and then ratably over the following 36 months. Stock options granted upon reelection to the Board and committee-service grants vest 100% after the first year of continuous service. As of September 30, 1999, 9,334 shares of common stock are reserved for future grants.

     The Company has assumed certain option plans in connection with business combinations (See Note 2). Generally, these options were granted under terms similar to the terms of the Company's stock option plans at prices adjusted to reflect the relative exchange ratios. All assumed plans were terminated as to future grants upon completion of each of the business combinations.

                                 SYNOPSYS, INC.

     Additional information concerning stock option activity under the various plans is as follows:

                                                                   OPTIONS OUTSTANDING
                                                              ------------------------------
                                                                            WEIGHTED-AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                              ----------    ----------------
Outstanding at September 30, 1996...........................  11,316,975         $22.38
  Granted and assumed.......................................   8,142,696         $28.84
  Exercised.................................................  (2,777,096)        $12.94
  Canceled..................................................  (4,302,151)        $34.34
                                                              ----------
Outstanding at September 30, 1997...........................  12,380,424         $24.61
  Granted and assumed.......................................   4,654,557         $32.40
  Exercised.................................................  (2,803,421)        $18.12
  Canceled..................................................  (2,003,247)        $26.48
                                                              ----------
Outstanding at September 30, 1998...........................  12,228,313         $28.83
  Granted and assumed.......................................   4,999,572         $49.10
  Exercised.................................................  (3,507,057)        $25.00
  Canceled..................................................  (1,026,001)        $34.09
                                                              ----------
Outstanding at September 30, 1999...........................  12,694,827         $37.44
                                                              ==========
Options Exercisable at:
  September 30, 1997........................................   4,042,590         $20.40
  September 30, 1998........................................   5,239,779         $24.08
  September 30, 1999........................................   4,620,131         $29.41

     The following table summarizes information about stock options outstanding at September 30, 1999:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                    -----------------------------------------   -----------------------
                                     WEIGHTED-
                                      AVERAGE       WEIGHTED-                 WEIGHTED-
                                     REMAINING       AVERAGE                   AVERAGE
RANGE OF EXERCISE     NUMBER        CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
     PRICES         OUTSTANDING   LIFE (IN YEARS)     PRICE     EXERCISABLE     PRICE
-----------------   -----------   ---------------   ---------   -----------   ---------
$ 0.11 - $28.19..    3,175,738         6.26          $21.98      2,099,351     $20.60
$28.25 - $35.50..    3,276,076         7.86          $33.24      1,552,049     $33.16
$35.30 - $44.63..    2,557,423         8.73          $39.62        666,138     $39.23
$45.00 - $55.75..    2,623,460         9.48          $50.42        302,593     $49.65
$56.75 - $60.50..    1,062,130         9.88          $59.40             --     $   --
                    ----------         ----          ------      ---------     ------
$ 0.11 - $60.50..   12,694,827         8.14          $37.44      4,620,131     $29.41
                    ==========         ====          ======      =========     ======

     Stock-Based Compensation. Under APB 25, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income and net income per share is required by SFAS No. 123 for awards granted after September 30, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The weighted-average estimated fair value of stock options issued during fiscal 1999, 1998 and 1997 was $22.88, $20.32 and $12.87 per share, respectively. The weighted-average estimated fair value of shares granted under the ESPP during fiscal 1999, 1998 and 1997 was $13.76, $11.70 and $10.74 per share, respectively. The fair value method of the Company's stock-based awards to employees was estimated using the Black-Scholes option pricing model. The fair value of the Company's stock-based awards to employees

                                 SYNOPSYS, INC.

was estimated assuming no expected dividends and the following weighted-average assumptions, for fiscal 1999, 1998 and 1997:

                                                                    STOCK OPTION PLANS
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Expected life (in years)...................................       4.3         5.3         5.4
Risk-free interest rate....................................       5.3%        5.3%        6.3%
Volatility.................................................      51.5%       55.0%       55.1%

                                                                           ESPP
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Expected life (in years)...................................      1.25        1.25         0.9
Risk-free interest rate....................................      5.1 %       5.5 %        5.8%
Volatility.................................................     51.5 %      55.0 %       55.1%

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is generally amortized over the options' vesting period of four years (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma net income and earnings per share data, under SFAS No. 123 is as follows:

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
(in thousands, except per share amounts)
Net income
  As reported under APB 25.................................  $161,362    $ 89,446    $ 81,750
  Pro forma under SFAS No. 123.............................  $ 90,698    $ 44,680    $ 53,878
Earnings per share -- basic
  As reported under APB 25.................................  $   2.30    $   1.34    $   1.30
  Pro forma under SFAS No. 123.............................  $   1.29    $   0.67    $   0.86
Earnings per share -- diluted
  As reported under APB 25.................................  $   2.20    $   1.29    $   1.24
  Pro forma under SFAS No. 123.............................  $   1.26    $   0.64    $   0.82

NOTE 6. INCOME TAXES

     The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital.

     The components of the Company's total income before provision for income taxes are as follows:

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
(in thousands)
United States..............................................  $244,632    $110,998    $122,284
Foreign....................................................     6,779       5,863      10,509
                                                             --------    --------    --------
                                                             $251,411    $116,861    $132,793
                                                             ========    ========    ========

                                 SYNOPSYS, INC.

     The components of the provision for income taxes are as follows:

                                                          YEARS ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
(in thousands)
Current:
  Federal.............................................  $54,744    $40,452    $26,998
  State...............................................    7,821      5,555      4,562
  Foreign.............................................    2,746      2,662      5,875
                                                        -------    -------    -------
                                                         65,311     48,669     37,435
                                                        -------    -------    -------
Deferred:
  Federal.............................................   (3,909)    (6,003)   (14,325)
  State...............................................     (558)      (858)    (2,062)
  Foreign.............................................     (644)       244        (29)
                                                        -------    -------    -------
                                                         (5,111)    (6,617)   (16,416)
                                                        -------    -------    -------
     Charge equivalent to the federal and state tax
       benefit related to employee stock options......   29,849     13,767     30,024
                                                        -------    -------    -------
     Provision for income taxes.......................  $90,049    $55,819    $51,043
                                                        =======    =======    =======

     The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income before income taxes as follows:

                                                          YEARS ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
(in thousands)
Statutory federal tax.................................  $87,994    $40,901    $46,477
State tax, net of federal benefit.....................   10,756      6,121      6,712
Tax credits...........................................   (5,703)    (1,665)    (3,717)
Tax benefit from foreign sales corporation............   (6,044)    (3,826)    (2,920)
Tax exempt income.....................................   (6,745)    (5,911)    (3,797)
Equity method for investments.........................       --         --        744
Foreign tax in excess of U.S. statutory tax...........    1,457        872      1,501
Non-deductible merger and acquisition expenses........    3,182      7,379      6,884
In-process research and development expenses..........    6,583      9,888      1,921
Other.................................................   (1,431)     2,060      2,673
Valuation allowance...................................       --         --     (5,435)
                                                        -------    -------    -------
                                                        $90,049    $55,819    $51,043
                                                        =======    =======    =======

                                 SYNOPSYS, INC.

     A net deferred tax asset of $35.6 million and $30.5 million is included in prepaid expenses, deferred taxes, and other at September 30, 1999 and 1998, respectively. The tax effects of temporary differences and carryforwards which give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
(in thousands)
Deferred tax assets:
Tax credit carryovers.......................................  $    29    $   220
Deferred compensation.......................................    1,352         --
Deferred revenue............................................   13,356      4,346
Joint venture and acquisition costs.........................       --      4,882
Reserves and other expenses not currently deductible........   18,788     23,333
Depreciation and amortization...............................    4,717      4,187
Unrealized foreign exchange losses..........................      147        269
Other.......................................................    2,727      1,187
                                                              -------    -------
Deferred tax assets.........................................   41,116     38,424
Deferred tax liabilities:
Unrealized gain on securities investments...................   (5,104)    (7,287)
Net capitalized software development costs..................     (438)      (674)
                                                              -------    -------
Deferred tax liabilities....................................   (5,542)    (7,961)
                                                              -------    -------
Net deferred tax assets.....................................  $35,574    $30,463
                                                              =======    =======

     At September 30, 1999, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 7. SEGMENT DISCLOSURE

     In 1999, Synopsys adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the "management approach," or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys' CODM is the Chief Executive Officer and Chief Operating Officer.

     The Company provides comprehensive design technology products and consulting services in the electronic design automation software industry. The CODM evaluates the performance of the Company based on profit or loss from operations before income taxes not including merger-related costs, in-process research and development and amortization of intangible assets. For the purpose of making operating decisions the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region. There are no differences between the accounting policies used to measure profit and loss for the Company segment and those used on a consolidated basis. Revenue is defined as revenues from external customers.

                                 SYNOPSYS, INC.

     The disaggregated financial information reviewed by the CODM is as follows:

                                                               YEARS ENDED SEPTEMBER 30,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
(in thousands)
Revenue:
  Product...............................................  $ 505,847    $ 430,979    $ 408,256
  Service...............................................    300,251      286,961      238,700
                                                          ---------    ---------    ---------
          Total revenue.................................  $ 806,098    $ 717,940    $ 646,956

Gross margin............................................  $ 699,334    $ 624,173    $ 560,071

Direct contribution margin..............................  $ 500,710    $ 430,701    $ 405,174

Amortization of intangible assets.......................  $   7,907    $      --    $      --

Reconciliation of the Company's segment profit and loss to the Company's income before provision for income taxes is as follows:

                                                               YEARS ENDED SEPTEMBER 30,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
(in thousands)
Direct contribution margin..............................  $ 500,710    $ 430,701    $ 405,174
Merger-related costs and in-process research and
  development...........................................    (21,176)     (84,078)     (16,900)
Indirect spending.......................................   (265,139)    (255,746)    (279,842)
                                                          ---------    ---------    ---------
Operating income........................................  $ 214,395    $  90,877    $ 108,432
                                                          =========    =========    =========

     Direct contribution margin is the difference between gross margin and the direct costs of developing and supporting Synopsys products and services. The direct costs include all costs associated with developing, maintaining, and marketing the software products and services of each business unit.

     Indirect spending are all costs necessary to support the Company's products and services other than direct costs. This includes all other spending necessary to support the Companies product and service offerings, which includes but is not limited to selling costs, administrative costs, material costs, advanced research and development, infrastructure and facilities costs, communications costs, and other related support activities necessary to operate Synopsys as an ongoing concern.

                                 SYNOPSYS, INC.

     Revenue and long-lived assets related to operations in United States and other geographic areas are as follows:

                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
(in thousands)
Revenue:
  United States............................................  $590,254    $506,566    $456,669
  Europe...................................................   126,358     128,347     109,760
  Japan....................................................   102,824     111,149     117,019
  Other....................................................    46,046      40,260      35,394
  Transfers between geographic areas.......................   (59,384)    (68,382)    (71,886)
                                                             --------    --------    --------
     Consolidated..........................................  $806,098    $717,940    $646,956
                                                             ========    ========    ========
Long-lived assets:
  United States............................................  $114,526    $ 89,809    $ 84,634
  Other....................................................    11,678      10,189       7,459
                                                             --------    --------    --------
     Consolidated..........................................  $126,204    $ 99,998    $ 92,093
                                                             ========    ========    ========

     Transfers between geographic areas represent both intercompany product and service revenue accounted for at prices representative of unaffiliated party transactions and export shipments directly to customers. Corporate assets consist primarily of cash and investments. No one customer accounted for more than ten percent of the Company's consolidated revenue in fiscal 1999, 1998 and 1997, respectively.

                                 SYNOPSYS, INC.

NOTE 8. SELECTED QUARTERLY DATA (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                  ---------------------------------------------
                                                  DECEMBER     MARCH        JUNE      SEPTEMBER
                                                     31          31          30          30
                                                  --------    --------    --------    ---------
(in thousands, except per share data)
1999:
Revenue.........................................  $180,226    $190,186    $207,360    $228,326
Gross margin....................................   158,520     165,494     177,074     198,246
Income before income taxes and extraordinary
  items.........................................    59,398      48,934      65,146      77,933
Net income......................................    40,391      26,621      41,355      52,995
Earnings per share
  Basic.........................................      0.58        0.38        0.58        0.75
  Diluted.......................................      0.56        0.36        0.56        0.72
Market stock price range:(1)
  High..........................................  $  54.25    $  60.56    $  57.25    $  64.44
  Low...........................................  $  28.38    $  45.88    $  42.13    $  53.38

1998:
Revenue.........................................  $174,212    $170,105    $179,606    $194,017
Gross margin....................................   150,720     148,815     156,280     168,358
Income (loss) before income taxes and
  extraordinary items (2).......................    (4,415)     38,325      51,695      31,256
Net income (loss)...............................    (6,620)     25,174      33,834      37,058
Earnings (loss) per share
  Basic.........................................     (0.10)       0.38        0.50        0.54
  Diluted.......................................     (0.10)       0.37        0.48        0.53
Market stock price range:(1)
  High..........................................  $  46.06    $  36.00    $  45.81    $  42.44
  Low...........................................  $  35.06    $  29.50    $  30.97    $  26.13

---------------
(1) The Company's common stock is traded on The Nasdaq Stock Market under the symbol "SNPS." The stock prices shown represent quotations among dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. As of September 30, 1999, there were approximately 520 shareholders of record. To date, the Company has paid no cash dividends on its capital stock, and has no current intention to do so.

(2) Includes merger-related and other costs of $36.0 million, $11.9 million and $3.1 million, for the first, second and third quarters of fiscal 1998, respectively. Includes in-process research and development and other costs of $4.2 million and $28.9 million in the first and fourth quarters of fiscal 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors is included under the caption "Proposal One -- Election of Directors" in Synopsys' Notice of Annual Meeting and Proxy Statement for Synopsys' annual meeting of stockholders to be held on March 3, 2000 (the "Proxy Statement") and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading "Executive Officers of the Company" in Part I hereof after Item 4.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" under the caption "Proposal One -- Election of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Proposal One -- Election of Directors" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

1. FINANCIAL STATEMENTS

     The following documents are included as Part II, Item 8, of this Annual Report on Form 10-K:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   30
Consolidated Balance Sheets.................................   31
Consolidated Statements of Income...........................   32
Consolidated Statements of Stockholders' Equity.............   33
Consolidated Statements of Cash Flows.......................   34
Notes to Consolidated Financial Statements..................   35

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

     The following documents are included in Exhibit 23 hereto:

Exhibit 23.1  Report on Financial Statement Schedule of Synopsys, Inc.
Exhibit 23.2  Consent of KPMG LLP, Independent Auditors

3. EXHIBITS

     See Item 14(c) below.

(b) REPORTS ON FORM 8-K

     Report on Form 8-K, filed on July 23, 1999 for the purpose of filing the Company's press release announcing its financial results for the quarter and nine months ended July 3, 1999, including condensed consolidated statements of income and balance sheets, and reporting a change in the Company's fiscal year end.

     Report on Form 8-K, filed on October 28, 1999 for the purpose of filing the Company's press release announcing its financial results for the quarter and fiscal year ended October 2, 1999, including condensed consolidated statements of income and balance sheets.

(c) EXHIBITS

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
 2.1     Agreement and Plan of Merger dated October 14, 1997, by the
         Company, Post Acquisition Corp. and Viewlogic Systems,
         Inc.(1)
 3.1     Fourth Amended and Restated Certificate of Incorporation(2)
 3.2     Certificate of Designation of Series A Participating
         Preferred Stock(3)
 3.3     Restated Bylaws of Synopsys, Inc.(2)
 4.1     Amended and Restated Preferred Shares Rights Agreement dated
         November 24, 1999(3)
 4.3     Specimen Common Stock Certificate(4)
10.1     Form of Indemnification Agreement(4)
10.2     Director's and Officer's Insurance and Company Reimbursement
         Policy(4)
10.6     Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
         Trust), as amended, and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1977 (Richard T. Peery
         Separate Property Trust), as amended(4)
10.7     Lease Agreement, dated March 29, 1991, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
         Trust), as amended, and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1977 (Richard T. Peery
         Separate Property Trust), as amended(4)
10.15    Lease Agreement, dated June 16, 1992, between the Company
         and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
         Trust), as amended, and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1977 (Richard T. Peery
         Separate Property Trust), as amended(5)

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
10.16    Lease Agreement, dated June 23, 1993, between the Company
         and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
         Trust), as amended, and Richard T. Peery, Trustee, or his
         successor trustee, UTA dated July 20, 1977 (Richard T. Peery
         Separate Property Trust), as amended(6)
10.21    Lease Agreement, August 24, 1995, between the Company and
         John Arrillaga, Trustee, or his successor trustee, UTA dated
         July 20, 1977 (John Arrillaga Separate Property Trust), as
         amended, and Richard T. Peery, Trustee, or his successor
         trustee, UTA dated July 20, 1977 (Richard T. Peery Separate
         Property Trust), as amended(7)
10.25    Amendment No. 5 to Lease, dated October 4, 1995, to Lease
         Agreement dated August 17, 1990, between the Company and
         John Arrillaga, Trustee, or his successor trustee, UTA dated
         July 20, 1997 (Arrillaga Family Trust), and Richard T.
         Peery, Trustee, or his successor trustee, UTA dated July 20,
         1997 (Richard T. Peery Separate Property Trust), as
         amended(8)
10.26    Amendment No. 3 to Lease, dated October 4, 1995, to Lease
         Agreement dated June 16, 1992, between the Company and John
         Arrillaga, Trustee, or his successor trustee, UTA dated July
         20, 1997 (Arrillaga Family Trust), and Richard T. Peery,
         Trustee, or his successor trustee, UTA dated July 20, 1997
         (Richard T. Peery Separate Property Trust), as amended(8)
10.27    Amendment No. 2 to Lease, dated October 4, 1995, to Lease
         Agreement dated June 23, 1993, between the Company and John
         Arrillaga, Trustee, or his successor trustee, UTA dated July
         20, 1997 (Arrillaga Family Trust), and Richard T. Peery,
         Trustee, or his successor trustee, UTA dated July 20, 1997
         (Richard T. Peery Separate Property Trust), as amended(8)
         Lease dated January 2, 1996 between the Company and
         Tarigo-Paul, a California Limited Partnership(9)
10.29    1992 Stock Option Plan, as amended and restated(10)(11)
10.30    Employee Stock Purchase Program, as amended and restated(11)
10.31    International Employee Stock Purchase Plan, as amended and restated(11)
10.32    Synopsys deferred compensation plan dated September 30,
         1996(11)(12)
10.33    1994 Non-Employee Directors Stock Option Plan, as amended
         and restated(10)(11)
10.34    Form of Executive Employment Agreement dated October 1,
         1997(11)(13)
10.35    Schedule of Executive Employment Agreements(13)
10.36    1998 Nonstatutory Stock Option Plan(11)(14)
21.1     Subsidiaries of the Company
23.1     Report on Financial Statement Schedule
23.2     Consent of KPMG LLP, Independent Auditors
24.1     Power of Attorney (see page 57)
27.1-
27.      Financial Data Schedules

---------------
 (1) Incorporated by reference to Annex A to the form of prospectus contained in the Registration Statement on Form S-4 (File No. 333-39713) of Synopsys, Inc. as filed with the Securities and Exchange Commission on November 7, 1997

 (2) Incorporated by reference from exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1999

 (3) Incorporated by reference from exhibit to Amendment No. 1 to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on December 13, 1999

 (4) Incorporated by reference from exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-45138) which became effective February 24, 1992

 (5) Incorporated by reference from exhibit of the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992

 (6) Incorporated by reference from exhibit of the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993

 (7) Incorporated by reference from exhibit of the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995

 (8) Incorporated by reference from exhibit of the same number filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995

 (9) Incorporated by reference from exhibit of the same number filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996

(10) Incorporated by reference from exhibit to the Company's Registration Statement on Form S-8 (file No. 333-77597), as filed with the Securities and Exchange Commission on May 3, 1999

(11) Compensatory plan or agreement in which an executive officer participates

(12) Incorporated by reference from exhibit to the Registration Statement on Form S-4 (File No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997

(13) Incorporated by reference from exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1998

(14) Incorporated by reference to exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90643) as filed with the Securities and Exchange Commission on November 9, 1999

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, State of California, on this day of December 22, 1999.

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

                       SIGNATURE                                    TITLE                   DATE
                       ---------                                    -----                   ----
                  /s/ AART J. DE GEUS                      Chief Executive Officer    December 22, 1999
--------------------------------------------------------         and Director
                    Aart J. de Geus

                   /s/ CHI-FOON CHAN                      President, Chief Operating  December 22, 1999
--------------------------------------------------------     Officer and Director
                     Chi-Foon Chan

                   /s/ ANDY D. BRYANT                              Director           December 22, 1999
--------------------------------------------------------
                     Andy D. Bryant

                 /s/ DEBORAH A. COLEMAN                            Director           December 22, 1999
--------------------------------------------------------
                   Deborah A. Coleman

                /s/ HARVEY C. JONES, JR.                           Director           December 22, 1999
--------------------------------------------------------
                  Harvey C. Jones, Jr.

                       SIGNATURE                                    TITLE                   DATE
                       ---------                                    -----                   ----
                 /s/ WILLIAM W. LATTIN                             Director           December 22, 1999
--------------------------------------------------------
                   William W. Lattin

                                                                   Director           December   , 1999
--------------------------------------------------------
                   A. Richard Newton

                   /s/ SASSON SOMEKH                               Director           December 22, 1999
--------------------------------------------------------
                     Sasson Somekh

                  /s/ STEVEN C. WALSKE                             Director           December 22, 1999
--------------------------------------------------------
                    Steven C. Walske

                                  SCHEDULE II

                                 SYNOPSYS, INC.
                            ------------------------

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                  BALANCE AT    ADDITIONS       CHARGED                       BALANCE AT
                                  BEGINNING     CHARGED TO     TO OTHER                         END OF
                                  OF PERIOD     EXPENSE(1)    ACCOUNTS(2)    DEDUCTIONS(3)      PERIOD
                                  ----------    ----------    -----------    -------------    ----------
Allowance for Doubtful Accounts
  and Sales Returns:
1999............................   $13,210        $2,007        $   911         $5,605         $10,523
1998............................   $ 8,213        $8,431        $(2,098)        $1,336         $13,210
1997............................   $ 5,138        $5,242        $   (75)        $2,092         $ 8,213

---------------
(1) Includes $830 charged to other income in fiscal 1997.

(2) Fiscal 1998 includes a $2,049 reduction due to the sale of Viewlogic Systems, Inc. Other amounts are translation and other adjustments.

(3) Accounts written off, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
-------                        -------------------
2.1        Agreement and Plan of Merger dated October 14, 1997, by the
           Company, Post Acquisition Corp. and Viewlogic Systems,
           Inc.(1)
3.1        Fourth Amended and Restated Certificate of Incorporation(2)
3.2        Certificate of Designation of Series A Participating
           Preferred Stock(3)
3.3        Restated Bylaws of Synopsys, Inc.(2)
4.1        Amended and Restated Preferred Shares Rights Agreement dated
           November 24, 1999(3)
4.3        Specimen Common Stock Certificate(4)
10.1       Form of Indemnification Agreement(4)
10.2       Director's and Officer's Insurance and Company Reimbursement
           Policy(4)
10.6       Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
           Trust), as amended, and Richard T. Peery, Trustee, or his
           successor trustee, UTA dated July 20, 1977 (Richard T. Peery
           Separate Property Trust), as amended(4)
10.7       Lease Agreement, dated March 29, 1991, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
           Trust), as amended, and Richard T. Peery, Trustee, or his
           successor trustee, UTA dated July 20, 1977 (Richard T. Peery
           Separate Property Trust), as amended(4)
10.15      Lease Agreement, dated June 16, 1992, between the Company
           and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
           Trust), as amended, and Richard T. Peery, Trustee, or his
           successor trustee, UTA dated July 20, 1977 (Richard T. Peery
           Separate Property Trust), as amended(5)
10.16      Lease Agreement, dated June 23, 1993, between the Company
           and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
           Trust), as amended, and Richard T. Peery, Trustee, or his
           successor trustee, UTA dated July 20, 1977 (Richard T. Peery
           Separate Property Trust), as amended(6)
10.21      Lease Agreement, August 24, 1995, between the Company and
           John Arrillaga, Trustee, or his successor trustee, UTA dated
           July 20, 1977 (John Arrillaga Separate Property Trust), as
           amended, and Richard T. Peery, Trustee, or his successor
           trustee, UTA dated July 20, 1977 (Richard T. Peery Separate
           Property Trust), as amended (7)
10.25      Amendment No. 5 to Lease, dated October 4, 1995, to Lease
           Agreement dated August 17, 1990, between the Company and
           John Arrillaga, Trustee, or his successor trustee, UTA dated
           July 20, 1997 (Arrillaga Family Trust), and Richard T.
           Peery, Trustee, or his successor trustee, UTA dated July 20,
           1997 (Richard T. Peery Separate Property Trust), as
           amended(8)
10.26      Amendment No. 3 to Lease, dated October 4, 1995, to Lease
           Agreement dated June 16, 1992, between the Company and John
           Arrillaga, Trustee, or his successor trustee, UTA dated July
           20, 1997 (Arrillaga Family Trust), and Richard T. Peery,
           Trustee, or his successor trustee, UTA dated July 20, 1997
           (Richard T. Peery Separate Property Trust), as amended(8)
10.27      Amendment No. 2 to Lease, dated October 4, 1995, to Lease
           Agreement dated June 23, 1993, between the Company and John
           Arrillaga, Trustee, or his successor trustee, UTA dated July
           20, 1997 (Arrillaga Family Trust), and Richard T. Peery,
           Trustee, or his successor trustee, UTA dated July 20, 1997
           (Richard T. Peery Separate Property Trust), as amended(8)
           Lease dated January 2, 1996 between the Company and
           Tarigo-Paul, a California Limited Partnership(9)
10.29      1992 Stock Option Plan, as amended and restated(10)(11)
10.30      Employee Stock Purchase Program, as amended and restated(11)

EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
-------                        -------------------
10.31      International Employee Stock Purchase Plan, as amended and restated(11)
10.32      Synopsys deferred compensation plan dated September 30,
           1996(11)(12)
10.33      1994 Non-Employee Directors Stock Option Plan, as amended
           and restated(10)(11)
10.34      Form of Executive Employment Agreement dated October 1,
           1997(11)(13)
10.35      Schedule of Executive Employment Agreements(13)
10.36      1998 Nonstatutory Stock Option Plan(11)(14)
21.1       Subsidiaries of the Company
23.1       Report on Financial Statement Schedule
23.2       Consent of KPMG LLP, Independent Auditors
24.1       Power of Attorney (see page 57)
27.1-
27.        Financial Data Schedules

---------------
 (1) Incorporated by reference to Annex A to the form of prospectus contained in the Registration Statement on Form S-4 (File No. 333-39713) of Synopsys, Inc. as filed with the Securities and Exchange Commission on November 7, 1997

 (2) Incorporated by reference from exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1999

 (3) Incorporated by reference from exhibit to Amendment No. 1 to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on December 13, 1999

 (4) Incorporated by reference from exhibit of the same number filed with the Company's Registration Statement on Form S-1 (File No. 33-45138) which became effective February 24, 1992

 (5) Incorporated by reference from exhibit of the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992

 (6) Incorporated by reference from exhibit of the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993

 (7) Incorporated by reference from exhibit of the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995

 (8) Incorporated by reference from exhibit of the same number filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995

 (9) Incorporated by reference from exhibit of the same number filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996

(10) Incorporated by reference from exhibit to the Company's Registration Statement on Form S-8 (file No. 333-77597), as filed with the Securities and Exchange Commission on May 3, 1999

(11) Compensatory plan or agreement in which an executive officer participates

(12) Incorporated by reference from exhibit to the Registration Statement on Form S-4 (File No. 333-21129) of Synopsys, Inc. as filed with the Securities and Exchange Commission on February 5, 1997

(13) Incorporated by reference from exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1998

(14) Incorporated by reference to exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90643) as filed with the Securities and Exchange Commission on November 9, 1999