Form 10-Q
period 2000-01-31
SYNOPSYS INC
filed 2000-03-14
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 0-19807

                         -----------------------------

                                 SYNOPSYS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             56-1546236
-------------------------------                           ----------------------
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

             70,099,051 shares of Common Stock as of March 1, 2000

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
        FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND DECEMBER 31, 1998
                      AND ONE MONTH ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS

PART I..........................................................................3

   ITEM 1. FINANCIAL STATEMENTS.................................................3
      CONDENSED CONSOLIDATED BALANCE SHEETS.....................................3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...........................4
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................5
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................10
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........17

PART II. OTHER INFORMATION.....................................................18

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................18
   SIGNATURES..................................................................19

PART I

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)

                                                        JANUARY 31,    OCTOBER 31,    SEPTEMBER 30,
                                                           2000           1999            1999
                                                        -----------    -----------    -------------
ASSETS

Current assets:
     Cash and cash equivalents                          $   222,242    $   309,394    $   285,314
     Short-term investments                                 428,825        399,995        418,871
                                                        -----------    -----------    -----------
        Cash and short-term investments                     651,067        709,389        704,185
                                                        -----------    -----------    -----------
     Accounts receivable, net of allowances of
        $8,651, $10,563 and $10,523, respectively           156,899        130,253        155,885
     Prepaid expenses, deferred taxes and other              66,445         66,814         54,663
                                                        -----------    -----------    -----------
        Total current assets                                874,411        906,456        914,733
                                                        -----------    -----------    -----------

Property and equipment, net                                 136,568        135,118        126,204
Long-term investments                                        80,920         57,651         53,277
Intangible assets, net                                       57,488         56,240         57,393
Other assets                                                 28,467         22,818         22,311
                                                        -----------    -----------    -----------
           Total assets                                 $ 1,177,854    $ 1,178,283    $ 1,173,918
                                                        ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses              $    80,870    $    98,976    $   118,595
     Current portion of long-term debt                        9,639          8,658          8,610
     Accrued income taxes                                    52,964         50,146         50,036
     Deferred revenue                                       136,833        126,758        110,285
                                                        -----------    -----------    -----------
        Total current liabilities                           280,306        284,538        287,526
                                                        -----------    -----------    -----------

Long-term debt                                                4,123         11,304         11,642
Deferred compensation                                        16,421          9,844          9,154

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares outstanding                         --             --             --
     Common stock, $.01 par value; 200,000,000 shares
       authorized; 70,284,000, 70,750,000 and
       70,260,000 shares outstanding, respectively              703            708            703
     Additional paid-in capital                             555,123        542,052        530,528
     Retained earnings                                      377,932        349,192        371,395
     Treasury stock, at cost                                (75,248)       (28,589)       (43,657)
     Accumulated other comprehensive income                  18,494          9,234          6,627
                                                        -----------    -----------    -----------
        Total stockholders' equity                          877,004        872,597        865,596
                                                        -----------    -----------    -----------
           Total liabilities and stockholders' equity   $ 1,177,854    $ 1,178,283    $ 1,173,918
                                                        ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                THREE MONTHS ENDED       ONE MONTH ENDED
                                             -------------------------   ---------------
                                             JANUARY 31,  DECEMBER 31,      OCTOBER 31,
                                                2000          1998             1999
                                              --------      --------         --------
Revenue:
     Product                                  $130,549      $109,959         $  4,150
     Service                                    86,319        70,267           19,032
                                              --------      --------         --------
         Total revenue                         216,868       180,226           23,182
                                              --------      --------         --------
Cost of revenue:
     Product                                    10,286         7,595            3,364
     Service                                    18,599        14,111            4,016
                                              --------      --------         --------
         Total cost of revenue                  28,885        21,706            7,380
                                              --------      --------         --------
Gross margin                                   187,983       158,520           15,802
                                              --------      --------         --------
Operating expenses:
     Research and development                   44,267        40,936           17,156
     Sales and marketing                        66,996        55,578           19,023
     General and administrative                 12,249        11,092            5,690
     Amortization of intangible assets           3,521            --            1,153
     In-process research and development         1,750            --               --
                                              --------      --------         --------
         Total operating expenses              128,783       107,606           43,022
                                              --------      --------         --------
Operating income (loss)                         59,200        50,914          (27,220)
Other income, net                                8,940         8,484            1,740
                                              --------      --------         --------
Income (loss) before provision (benefit)
     for income taxes                           68,140        59,398          (25,480)
Provision (benefit) for income taxes            23,037        19,007           (9,937)
                                              --------      --------         --------
Net income (loss)                             $ 45,103      $ 40,391         $(15,543)
                                              ========      ========         ========
Basic earnings (loss) per share:
     Net income (loss)                        $   0.64      $   0.58         $  (0.22)
                                              ========      ========         ========
     Weighted average common shares             70,785        69,166           70,400
                                              ========      ========         ========
Diluted earnings (loss) per share:
     Net income (loss)                        $   0.61      $   0.56         $  (0.22)
                                              ========      ========         ========
     Weighted average common shares
        and equivalents                         74,281        72,384           70,400
                                              ========      ========         ========


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     THREE MONTHS ENDED         ONE MONTH ENDED
                                                                ----------------------------    ---------------
                                                                JANUARY 31,     DECEMBER 31,      OCTOBER 31,
                                                                   2000             1998             1999
                                                                ----------       ----------       ----------
Cash flows from operating activities:

     Net income (loss)                                          $   45,103       $   40,391       $  (15,543)
     Adjustments to reconcile net income (loss) to
       cash flows provided by operating activities:
          Depreciation and amortization                             14,302           11,489            4,907
          Tax benefit associated with stock options                  8,800           13,519            2,618
          Provision for doubtful accounts and
            sales returns                                           (1,912)            (464)              40
          Interest accretion on notes payable                          198              252               66
          Deferred taxes                                            (4,359)             978          (11,087)
          Gain on sale of long-term investments                     (1,969)          (3,965)              --
          In-process research and development                        1,750               --               --
          Net changes in operating assets and liabilities:
            Accounts receivable                                    (23,869)          (3,415)          25,592
            Prepaid expenses and other current assets               (1,700)             452           (2,728)
            Intangible assets, net                                    (212)             100               --
            Other assets                                            (5,861)          (3,191)            (668)
            Accounts payable and accrued expenses                  (18,842)         (24,551)         (19,619)
            Accrued income taxes                                     2,640          (13,406)             110
            Deferred revenue                                         9,369            2,567           16,473
            Deferred compensation                                    6,577            3,298              690
                                                                ----------       ----------       ----------
          Net cash provided by operating activities                 30,015           24,054              851
                                                                ----------       ----------       ----------
Cash flows from investing activities:

     Expenditures for property and equipment                       (11,715)         (17,791)         (12,507)
     Purchases of short-term investments                          (597,140)      (1,309,855)        (119,549)
     Maturities of short-term investments                          568,372        1,181,600          138,212
     Proceeds from sale of long-term investments                     2,868            5,545               --
     Purchases of long-term investments                             (7,998)          (1,850)              --
     Acquisitions, net of cash acquired                             (5,646)              --               --
     Capitalization of software development costs                     (250)            (250)              --
                                                                ----------       ----------       ----------
          Net cash (used in) provided by
          investing activities                                     (51,509)        (142,601)           6,156
                                                                ----------       ----------       ----------
Cash flows from financing activities:

     Payments of debt obligations                                   (7,125)          (7,978)            (356)
     Purchase of treasury stock                                    (82,975)              --               --
     Issuances of long-term debt                                       727               --               --
     Issuances of common stock                                      24,219           47,823           17,319
                                                                ----------       ----------       ----------
          Net cash (used in) provided by
          financing activities                                     (65,154)          39,845           16,963
                                                                ----------       ----------       ----------
Effect of exchange rate changes on cash                               (504)             369              110
                                                                ----------       ----------       ----------
Net (decrease) increase in cash and cash equivalents               (87,152)         (78,333)          24,080
Cash and cash equivalents, beginning of period                     309,394          164,548          285,314
                                                                ----------       ----------       ----------
Cash and cash equivalents, end of period                        $  222,242       $   86,215       $  309,394
                                                                ==========       ==========       ==========

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

     The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended September 30, 1999, included in the Company's 1999 Annual Report on Form 10-K.

     On July 15, 1999, the Board of Directors determined that Synopsys' fiscal year 2000 and subsequent fiscal years shall end on the Saturday nearest to October 31. As a result, fiscal 2000 commenced on October 31, 1999 and will end on October 28, 2000. The period from October 3, 1999 through October 30, 1999 represents a transition period. For presentation purposes, the unaudited condensed consolidated financial statements refer to the calendar month end. The condensed consolidated financial statements include the Condensed Consolidated Balance Sheet as of October 31, 1999 and Statement of Operations and Cash Flows for the one month period ended October 31, 1999. Total revenue and gross margin for the one month ended October 31, 1998 were $28.2 million and $19.5 million, respectively. In addition, benefit for income taxes and net loss for the one month ended October 31, 1998 were $5.8 million and $10.3 million, respectively. For the one month ended October 31, 1998, basic and diluted loss was $0.15 per share computed using net loss of $10.3 million and shares of 68.4 million.

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

2.   BUSINESS COMBINATIONS

     Acquisitions

     During the first quarter of fiscal 2000, the Company acquired Leda, S.A.
(Leda), a privately held provider of RTL coding- style checkers, for a purchase price of $7.7 million, including cash payments of $7.5 million. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over a five-year period. Approximately $1.8 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

     Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

3.   STOCK REPURCHASE PROGRAM

     In June 1999, the Board of Directors authorized a stock repurchase program under which Synopsys' common stock with a market value of up to $200.0 million may be acquired in the open market over a seven month period. Repurchased shares are to be used for issuance under Synopsys' stock option and employee stock plans and for other corporate purposes. During the first quarter of fiscal 2000, the Company purchased 1,330,000 shares for an aggregate amount of $83.0 million.

4.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, as of the first quarter of fiscal 1999. SFAS No. 130 has no impact on the Company's net income or total stockholders' equity. The following table sets forth the components of comprehensive income, net of income tax expense:

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              JANUARY 31,   DECEMBER 31,
(in thousands)                                                   2000           1998
                                                              -----------   ------------
                                                                      (unaudited)
     Net income                                                $ 45,103       $ 40,391
        Foreign currency translation adjustment                    (504)           369
        Unrealized gain on investments                           10,946          4,608
        Reclassification adjustment on
            unrealized loss on investments                       (1,182)        (2,227)
                                                               --------       --------
     Total comprehensive income                                $ 54,363       $ 43,141
                                                               ========       ========

     Total comprehensive loss, for the one month transition period ended October 31, 1999 was $12.9 million, consisting of a net loss of $15.5 million, cumulative translation adjustment of $0.1 million and unrealized gain on investments of $2.5 million.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              JANUARY 31,   DECEMBER 31,
(in thousands, except per share amounts)                         2000           1998
                                                              -----------   ------------
                                                                      (unaudited)
NUMERATOR:
Numerator for basic and diluted earnings per share -
     Net income                                                $ 45,103       $ 40,391
                                                               ========       ========

DENOMINATOR:
Denominator for basic earnings per share -
     weighted-average shares                                     70,785         69,166
Effect of dilutive securities:
     Employee stock options                                       3,496          3,218
                                                               --------       --------
Dilutive potential common shares                                 74,281         72,384
                                                               ========       ========

Basic earnings per share:
     Net income                                                $   0.64       $   0.58
                                                               ========       ========
Diluted earnings per share:
     Net income                                                $   0.61       $   0.56
                                                               ========       ========

     Basic and diluted loss for the one month transition period ended October 31, 1999 was $0.22 per share, computed using net loss of $15.5 million and shares of 70.4 million. For the one month ended October 31, 1998, basic and diluted loss was $0.15 per share computed using net loss of $10.3 million and shares of 68.4 million.

6.   EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will adopt SFAS No. 133 for its first quarter of fiscal 2001. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of the initial adoption.

     In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4. The Company adopted SOP 98-9 in the first quarter of fiscal 2000. The Company modified certain aspects of its license and pricing structure so that the impact of SOP 98-9 on its revenue recognition practices was not significant.

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

     The Company provides comprehensive design technology products and consulting services in the electronic design automation software industry. The CODM evaluates the performance of the Company based on profit or loss from operations before income taxes not including amortization of intangible assets and in-process research and development. For the purpose of making operating decisions the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region. There are no differences between the accounting policies used to measure profit and loss for the Company segments and those used on a consolidated basis. Revenue is defined as revenues from external customers. Prior period amounts have been restated to conform to the current composition of the Company segments.

     The disaggregated financial information reviewed by the CODM is as follows:

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              JANUARY 31,   DECEMBER 31,
(in thousands)                                                   2000           1998
                                                              -----------   ------------
                                                                      (unaudited)
Revenue:
    Product                                                   $ 130,549       $ 109,959
    Service                                                      86,319          70,267
                                                              ---------       ---------
    Total revenue                                             $ 216,868       $ 180,226
                                                              =========       =========
Gross margin                                                  $ 187,983       $ 158,520
Operating income before amortization of intangible assets
     and in-process research and development                  $  64,471       $  50,914

    Reconciliation of the Company's segment profit and loss to the Company's income before provision for income taxes is as follows:

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              JANUARY 31,   DECEMBER 31,
(in thousands)                                                   2000           1998
                                                              -----------   ------------
                                                                      (unaudited)
Operating income before amortization of intangible
     assets and in-process research and development            $ 64,471       $ 50,914
Amortization of intangible assets                                (3,521)            --
In-process research and development                              (1,750)            --
                                                               --------       --------
Operating income                                               $ 59,200       $ 50,914
                                                               ========       ========

     Total revenue for the one month transition period ended October 31, 1999 was $23.2 million with product and service revenue of $4.2 million and $19.0 million, respectively. Gross margin for the one month transition period ended October 31, 1999 was $15.8 million. Operating loss and operating loss before amortization of intangible assets for the one month transition period ended October 31, 1999 were $27.2 million and $26.1 million, respectively.

8.   SUBSEQUENT EVENT

     In February 2000, the Board of Directors authorized a stock repurchase program under which Synopsys' common stock with a market value of up to $200.0 million may be acquired in the open market over a ten month period. Repurchased shares are to be used for issuance under Synopsys' stock option and employee stock plans and for other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the statements concerning expected cash flows from acquired technology, projections regarding acquired companies, effects of foreign currency hedging, adequacy of the Company's cash as well as statements including the words "projects," "expects," "believes," "anticipates" or similar expressions. Actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     Business Combinations. During the first quarter of fiscal 2000, the Company acquired Leda, for a purchase price of $7.7 million, including cash payments of $7.5 million. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over a five-year period. Approximately $1.8 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

     Revenue. Revenue for the first quarter of fiscal 2000 increased 20% to $216.9 million from $180.2 million in the first quarter of fiscal 1999. The increase in product revenue was primarily attributable to increased sales in our core synthesis business, FPGA business and system level design products as well as from new product rollouts. The percentage of the Company's total revenue attributable to products decreased slightly to 60% in the first quarter of fiscal 2000, compared to 61% in the first quarter of fiscal 1999. This slight decrease was due in part to relatively faster growth in our service revenue that was primarily attributable to consulting revenue from our Professional Services Group as well as increases in site service revenue and customer training during the first quarter of fiscal 2000. Total revenue for the one month transition period ended October 31, 1999 was $23.2 million with product and service revenue of $4.2 million and $19.0 million, respectively. This is compared to the one month ended October 31, 1998 with total revenue of $28.2 million with product and service revenue of $9.9 million and $18.3 million, respectively. The decrease in product revenue was primarily attributable to a lower volume of October shipments year over year. Shipments are processed according to customer requested dates.

     Revenue from our international operations increased 25% to $80.7 million for the first quarter of fiscal 2000, compared to $64.4 million for the first quarter of fiscal 1999. International revenue represented approximately 37% and 36% of total revenue for the first quarter of fiscal 2000 and fiscal 1999, respectively. This increase as a percentage of total revenue primarily occurred in Europe and Asia Pacific. Revenue from our international operations decreased 31% to $8.7 million for the one month transition period ended October 31, 1999, compared to $12.5 million for the one month ended October 31, 1998. International revenue represented approximately 37% and 44% of total revenue for the one month ended October 31, 1999 and 1998, respectively. The decrease in product revenue was primarily attributable to a lower volume of October shipments year over year.

     Cost of Revenue. Cost of revenue as a percentage of total revenue was 13% in the first quarter of fiscal 2000 compared to 12% in the first quarter of fiscal 1999. The increase in cost of revenue resulted primarily from increased royalties and personnel costs relating to maintenance and support. For the one month transition period ended October 31, 1999, cost of revenue as a percentage of total revenue was 32% compared to 31% for the one month ended
October 31, 1998. The increase in cost of revenue resulted primarily from increased royalties and personnel costs relating to maintenance and support.

     Research and Development. Research and development expenses as a percentage of total revenue decreased to 20% the first quarter of fiscal 2000 as compared to 23% in the first quarter of fiscal 1999, and increased in absolute dollars to $44.3 million from $40.9 million. The increase in absolute dollars was primarily attributable to increases in personnel and personnel-related costs associated with the Company's ongoing research and development efforts in a wide variety of areas such as tools for the design of systems-on-a-chip and physical design tools. Research and development expenses for the one month transition period ended October 31, 1999 were $17.2 million as compared to $14.9 million for the one month ended October 31, 1998. This increase can be attributed to increases in personnel and personnel related costs.

     Sales and Marketing. Sales and marketing expenses as a percentage of total revenue remained flat at 31% in the first quarter of fiscal 2000 when compared to the first quarter of fiscal 1999, and increased in absolute dollars to $67.0 million from $55.6 million. The increase in sales and marketing spending was primarily due to personnel and personnel related costs. These increases were partially offset by the shift from consultants and contractors to full time employees and reduced spending in advertising. Sales and marketing expenses for the one month transition period ended October 31, 1999 were $19.0 million as compared to $16.9 million for the one month ended October 31, 1998. This increase primarily related to the higher costs associated with the 1999 annual business planning events.

     General and Administrative. General and administrative expenses as a percentage of total revenue remained relatively constant at 6% in the first quarter of fiscal 2000 when compared to the first quarter of fiscal 1999, and increased in absolute dollars to $12.2 million from $11.1 million. The increases in expenses were primarily due to personnel and personnel related costs along with increased equipment maintenance expense associated with the increased capital purchases of computer equipment. These costs were partially offset by decreases in consulting and recruiting expenses. General and administrative expenses for the one month transition period ended October 31, 1999 were $5.7 million as compared to $4.9 million for the one month ended
October 31, 1998. This increase was primarily a result of higher professional service fees.

     Amortization of Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Under the Company's accounting policies, intangible assets as of January 31, 2000, including goodwill are being amortized over the estimated useful life of four to five-year periods. The Company assesses the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated future undiscounted cash flows. Amortization of intangible assets charged to operations for the first quarter of fiscal 2000 was $3.5 million. Amortization of intangible assets was not material for the first quarter of fiscal 1999. Amortization of intangible assets charged to operations for the one month ended October 31, 1999 was $1.2 million. There was no amortization of intangible assets for the one month ended October 31, 1998.

     In-process Research and Development. The Company incurred in-process research and development charges of $1.8 million in the first three months of fiscal 2000 related to the acquisition of Leda. The purchase price totaled
$7.7 million, including cash payments of $7.5 million. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over a five year period. Approximately $1.8 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The in-process research and development projects were estimated to be approximately 71% complete in the aggregate, and the expected aggregate cost to complete the projects was estimated at $0.6 million. During the valuation process, core developed technology was identified in addition to the in-process research and development projects. The core developed technology was valued separately using a discount rate of 20% and is being amortized over its estimated useful life. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach", which discounts expected future cash flows to present value, net of tax. In discounting the estimated cash flows, a discount rate of 30% was used based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects, expected incremental revenues and expenses associated with the projects utilizing the acquired technology, and risks and uncertainties in incorporating the acquired technology into the Company's development projects. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Gross profit percentage and tax rate were assumed to approximate the Company's corporate gross profit percentage average and its effective tax rate. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology.

     As of January 31, 2000, the Company's research and development expenditures since the acquisition of Leda in fiscal 2000 have not differed materially from expectations. The projections the Company used in performing its valuations with respect to each acquisition are still valid, in all material respects, however, there can be no assurance that the projected results will be achieved. With respect to the Company's acquisitions completed in fiscal 1999, management believes that the projections the Company used in performing its valuations with respect to each acquisition are still valid, in all material respects, however, there can be no assurance that the projected results will be achieved. Management expects to continue the development of each project and believes that there is a reasonable chance of successfully completing such development efforts. However, there is risk associated with the completion of the in-process projects and there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations.

     Other Income, net. Other income, net increased 5% to $8.9 million for the first quarter of fiscal 2000 compared to $8.5 million for the first quarter of fiscal 1999 and decreased as a percentage of total revenue to 4% from 5%. The increase in absolute dollars was primarily due to higher average invested cash and short-term investments in taxable instruments, which yielded higher interest income in the first quarter of fiscal 2000, compared to the first quarter of fiscal 1999. Other income, net for the one month transition period ended
October 31, 1999 was $1.7 million as compared to $1.1 million for the one month ended October 31, 1998.

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to its investment portfolio. The Company does not use derivative financial instruments for speculative or trading purposes with respect to its cash and short-term investments. The Company places its investments in a mix of tax exempt and taxable instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. The Company does not anticipate any material loss with respect to its investment portfolio.

     The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at January 31, 2000. In accordance with the Company's investment policy, all investments mature in fifteen months or less.

Principal (Notional) Amounts in U.S. Dollars:

                                                     Carrying         Average
(in thousands, except interest rates)                 Amount       Interest Rate
                                                    ----------     -------------
     Cash equivalents- fixed rate                   $  110,149         3.50%
     Short-term investments - fixed rate               428,825         4.10%
                                                    ----------
         Total investment securities                $  538,974         4.08%
     Money market funds - variable rate                 36,442         3.96%
                                                    ----------
            Total interest bearing instruments      $  575,416         4.04%
                                                    ==========

     Foreign Currency Risk. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. Hedging activities are undertaken by the Company and are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon estimations of intercompany balances denominated in various currencies, primarily the Japanese yen, British pound sterling, German mark, French franc and Italian lira. The Company had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $41.4 million. These contracts were denominated in currencies which approximated the fair value of such contracts and their underlying transactions as of January 31, 2000. There can be no assurance in the future that these hedging transactions will be effective.

     The following table provides information about the Company's foreign exchange forward contracts at January 31, 2000. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at January 31, 2000. These forward contracts mature in approximately thirty days.

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in
 U.S. Dollars Related to Intercompany Balances:

                                                                      Contract
(in thousands, except for average contract rates)     Amount            Rate
                                                    ----------        --------
Forward Contract (Notional Value)
     Japanese yen                                   $23,037            105.31
     British pound sterling                           2,921              0.61
     German mark                                      5,125              1.95
     French franc                                    10,291              6.54

     The unrealized gains/losses on the outstanding forward contracts at January 31, 2000 were immaterial to the Company's consolidated financial statements. The realized gains/losses on these contracts as they matured were not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments were $651.1 million, a decrease of $58.3 million from October 31, 1999. The decrease is primarily a result of cash outflows for investing and financing activities, mainly repurchase of treasury stock of $83.0 million, capital expenditures of $11.7 million, purchases of long-term investments of $8.0 million and cash paid on debt obligations of $7.1 million. These cash outflows were partially offset by cash generated by operations of $30.0 million and through investing and financing activities, mainly the exercise of stock options and purchases of stock through the employee stock purchase plan of $24.2 million and the proceeds on sale of long-term investments of $2.9 million.

     Accounts receivable increased 20% from $130.3 million at October 31, 1999 to $156.9 million at January 31, 2000. Days sales outstanding in receivables increased to 65 days as of January 31, 2000 from 56 days at October 31, 1999.

     At January 31, 2000, the Company had two foreign exchange lines of credit available totaling $120.0 million which expire in July 2000 and October 2000.

     The Company's management believes that its current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 READINESS

     The failure of a computer program to accurately recognize and process date information beginning on January 1, 2000 is referred to as a "Year 2000 problem." The Company completed its project to address potential Year 2000 problems as scheduled. As a result, the possibility of significant interruptions of normal operations has been reduced. As of January 31, 2000, to the Company's knowledge, the Company's products and computing and communications infrastructure systems have not experienced significant Year 2000 problems. The Company is not aware that any of its major vendors or service providers have experienced significant Year 2000 problems. Accordingly, the Company believes its critical internal systems will not be subject to Year 2000 problems. However, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems that might be affected by Year 2000 problems and lack of certainty as to the Year 2000 compliance status of third parties whose systems or operations could affect the Company. Year 2000 contingency plans are complete.

EUROPEAN MONETARY UNIT

     Synopsys sales to European customers are primarily U.S. dollar based. However, we recognize the potential importance of the newly introduced European Monetary Unit (EMU) to our customers residing in the European union and has selected the Euro as the functional currency for its European treasury center. Our information systems are capable of functioning in multiple currencies. We have started to make the system changes to make all infrastructures capable of operations in the EMU. We do not expect to incur significant expenses for these system changes. We do not expect to have any disruptions in operations due to the EMU implementation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our Revenue and Earnings May Fluctuate. Many factors affect our revenue and earnings, which makes it difficult to achieve predictable revenue and earnings growth. Among these factors are customer product and service demand, product license terms, and the timing of revenue recognition on products and services sold. The following specific factors could affect our revenues and earnings in a particular quarter or over several quarterly or annual periods:

o Our orders have been seasonal. Historically, our first fiscal quarter has been our weakest, with a book-to-bill ratio less than 1. The recent change in our fiscal year (see note 1 in accompanying notes to consolidated financial statements) may affect the seasonal pattern of our revenues.

o Our products are complex, and before buying them customers spend a great deal of time reviewing and testing them. Our customers' evaluation and purchase cycles do not necessarily match our quarterly periods, and if by the end of any quarter we have not sold enough new licenses, our orders and revenues could be below our plan. Like many companies in the software industry, in the past we have received a disproportionate volume of orders in the last week of a quarter, and recognized a disproportionate amount of revenue in the last week of a quarter. In addition, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders and revenue for that period could be below our plan.

o We have recently introduced a new product that is intended to address the design challenges of the most advanced ICs. This product is currently in limited release and is being evaluated by many customers. The introduction of a new product may have a negative effect on demand for existing products, as customers evaluating, or anticipating evaluating, the new product may defer or reduce their purchase of existing products.

o The accounting rules we are required to follow permit us to recognize revenue only when certain criteria are met. Orders for certain of our products and services yield revenue over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale. In addition, the specific terms agreed to with a customer may have the effect of requiring deferral of revenue in whole or in part or, alternatively, of permitting us to accelerate the recognition of revenue for products to be used over multiple years. A number of our recent transactions have involved multi-year licenses with respect to which a significant portion of the revenue was recognized in the initial quarter (consistent with relevant accounting rules). Therefore, for a given quarter it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet our revenue and/or earnings plan by drawing on backlog and deferred revenue while orders are under plan.

o We recently introduced a new license and pricing structure for our software products. Although we believe that these changes have benefits for both Synopsys and our customers, customer reaction to the new structure and effects of the transition to the new structure over time cannot be predicted.

     Our Industry is Highly Competitive. The EDA industry is highly competitive. Synopsys' competitors continue to offer aggressive discounts on their products, in particular on synthesis and simulation products, and price competition appears to be increasing. As a result, in some cases the sales cycle has lengthened, as customers evaluate the lower priced products. If this behavior continues, average prices for our products may fall.

     We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities, for a share of the overall EDA budgets of our potential customers. In general, competition is based on product quality and features, post-sale support, price and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence, Mentor and Avant!, as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit design process.

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

     Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving integrated logic and physical design tools rather than on the basis of individual "point" tools performing a discrete phase of the design process. The need to offer products linking logic and physical design will become increasingly important. As IC complexity is increasing, chip production moves increasingly to 0.18 micron and below, and system-on-a-chip designs become more prevalent. We offer a wide range of logic design tools but have only recently introduced our first physical design tools. We are working on completing our design flow, although there is no assurance that we will be able to do so. The market for physical design tools is dominated by Cadence and Avant! Both companies have acquired logic synthesis technology and are offering products linking synthesis to their physical design products. If we are unsuccessful in developing a complete design flow on a timely basis or in convincing customers to adopt our physical design products and methodology, our competitive position could be significantly weakened.

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

     Businesses We Acquire May Not Perform as Projected. We have acquired or merged with a number of companies in recent years including EPIC Design Technology, Inc., Viewlogic, Systems Science, Inc., Everest, Gambit, Smartech, Stanza, Apteq and Leda, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to Synopsys, there is no assurance that any individual acquisition will have the projected effect on our performance.

     Our Business Depends on the Semiconductor and Electronics Businesses. Our business has benefited from the rapid worldwide growth of the semiconductor industry. Purchases of our products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers and the increasing complexity of designs. Although the semiconductor industry is currently strong, thus far, there has not been a strong effect on overall EDA market growth. In addition, demand for EDA products may be affected by mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. Faltering growth in the semiconductor and systems industries, a reduced number of design starts, tightening of customers' operating budgets or continued consolidation among our customers may have a material adverse effect on our business, financial condition and results of operations.

     Continued Stagnation of International Economies Will Adversely Affect Our Performance. International revenue is vulnerable to changes in foreign currency exchange rates and in regional or worldwide economic or political conditions. Since the beginning of the Asian economic crisis, international revenue has declined significantly as a percentage of overall revenue, as Asian customers have deferred their investments in semiconductor facilities and technology. It will be difficult to sustain our overall growth rate if revenue from Asia remains stagnant or grows slowly. In particular:

o If the Japanese economy remains weak, revenue from Japan and the rest of Asia could be adversely affected. In addition, the yen-dollar exchange rate remains subject to unpredictable fluctuations. Weakness of the yen could adversely affect revenue from Japan during future quarters.

o Korea's ongoing economic weakness has had, and may continue to have a significant adverse effect on our orders and revenue from Korea. In addition, two of our four largest Korean customers have merged, which may result in a lower level of orders from the combined company than we might have received if the two companies remained separate.

o Asian countries other than Japan and Korea also have experienced economic and currency problems. If such conditions persist, orders and revenues from the Asia Pacific region could be adversely affected.

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

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYNOPSYS, INC.



                                       By: /s/ STEVEN K. SHEVICK
                                          --------------------------------------
                                          Steven K. Shevick
                                          Vice President, Investor Relations and
                                          Legal, Chief Financial Officer and
                                          Corporate Secretary


Date: March 14, 2000