Form 10-Q
period 2000-04-30
SYNOPSYS INC
filed 2000-06-13
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 0-19807

                             ----------------------

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


                            700 EAST MIDDLEFIELD ROAD
                             MOUNTAIN VIEW, CA 94043
                    (Address of principal executive offices)
                            TELEPHONE: (650) 584-5000
              (Registrant's telephone number, including area code)

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

              71,509,137 shares of Common Stock as of June 2, 2000

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED APRIL 30, 2000

                                TABLE OF CONTENTS

PART I.........................................................................3

ITEM 1. FINANCIAL STATEMENTS...................................................3
     CONDENSED CONSOLIDATED BALANCE SHEETS.....................................3
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME...............................4
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................5
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................10
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............18

PART II. OTHER INFORMATION....................................................19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................21
SIGNATURES....................................................................22

PART I

ITEM 1. FINANCIAL STATEMENTS


                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                             APRIL 30,        OCTOBER 31,
                                                               2000              1999
                                                            -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                              $   150,611       $   309,394
     Short-term investments                                     466,101           399,995
                                                            -----------       -----------
        Cash and short-term investments                         616,712           709,389
                                                            -----------       -----------
     Accounts receivable, net of allowances of
        $8,504 and $10,563, respectively                        160,365           130,253
     Prepaid expenses, deferred taxes and other                  61,282            66,814
                                                            -----------       -----------
         Total current assets                                   838,359           906,456
                                                            -----------       -----------

Property and equipment, net                                     141,302           135,118
Long-term investments                                            83,037            57,651
Intangible assets, net                                           53,451            56,240
Other assets                                                     31,957            22,818
                                                            -----------       -----------
           Total assets                                     $ 1,148,106       $ 1,178,283
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities               $    88,098       $    98,976
     Current portion of long-term debt                           12,303             8,658
     Accrued income taxes                                        63,321            50,146
     Deferred revenue                                           140,010           126,758
                                                            -----------       -----------
         Total current liabilities                              303,732           284,538
                                                            -----------       -----------

Long-term debt                                                    1,497            11,304
Deferred compensation                                            15,017             9,844

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares outstanding                             --                --
     Common stock, $.01 par value; 400,000,000 shares
       authorized; 68,381,000 and 70,750,000 shares
       outstanding, respectively                                    684               708
     Additional paid-in capital                                 556,034           542,052
     Retained earnings                                          398,480           349,192
     Treasury stock, at cost                                   (147,315)          (28,589)
     Accumulated other comprehensive income                      19,977             9,234
                                                            -----------       -----------
         Total stockholders' equity                             827,860           872,597
                                                            -----------       -----------
           Total liabilities and stockholders' equity       $ 1,148,106       $ 1,178,283
                                                            ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                              ----------------------        ----------------------
                                              APRIL 30,     MARCH 31,       APRIL 30,     MARCH 31,
                                                2000          1999            2000          1999
                                              --------      --------        --------      --------
Revenue:
     Product                                  $123,033      $116,680        $253,582      $226,639
     Service                                    81,820        73,506         168,139       143,773
                                              --------      --------        --------      --------
         Total revenue                         204,853       190,186         421,721       370,412
                                              --------      --------        --------      --------
Cost of revenue:
     Product                                    10,653         8,311          20,939        15,906
     Service                                    19,273        16,381          37,872        30,492
                                              --------      --------        --------      --------
         Total cost of revenue                  29,926        24,692          58,811        46,398
                                              --------      --------        --------      --------
Gross margin                                   174,927       165,494         362,910       324,014
                                              --------      --------        --------      --------
Operating expenses:
     Research and development                   45,962        39,182          90,229        80,118
     Sales and marketing                        70,395        58,476         137,391       114,054
     General and administrative                 14,033        10,873          26,282        21,965
     Amortization of intangible assets           3,690         1,470           7,211         1,470
     In-process research and development            --        16,267           1,750        16,267
                                              --------      --------        --------      --------
         Total operating expenses              134,080       126,268         262,863       233,874
                                              --------      --------        --------      --------
Operating income                                40,847        39,226         100,047        90,140
Other income, net                                9,694         9,708          18,634        18,192
                                              --------      --------        --------      --------

Income before provision for income taxes        50,541        48,934         118,681       108,332
Provision for income taxes                      16,967        22,313          40,004        41,320
                                              --------      --------        --------      --------
Net income                                    $ 33,574      $ 26,621        $ 78,677      $ 67,012
                                              ========      ========        ========      ========
Basic earnings per share:

     Net income                               $   0.49      $   0.38        $   1.12      $   0.96
                                              ========      ========        ========      ========

     Weighted average common shares             69,153        70,286          70,054        69,739
                                              ========      ========        ========      ========
Diluted earnings per share:

     Net income                               $   0.47      $   0.36        $   1.08      $   0.92
                                              ========      ========        ========      ========

     Weighted average common shares
       and equivalents                          71,089        73,873          72,964        73,207
                                              ========      ========        ========      ========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          SIX MONTHS ENDED
                                                                   -----------------------------
                                                                    APRIL 30,         MARCH 31,
                                                                      2000              1999
                                                                   -----------       -----------
Cash flows provided by operating activities:
     Net income                                                    $    78,677       $    67,012
     Adjustments to reconcile net income to cash flows
        provided by operating activities:
          Depreciation and amortization                                 29,404            23,722
          Tax benefit associated with stock options                      9,563            18,893
          Provision for doubtful accounts and sales returns             (2,059)             (192)
          Interest accretion on notes payable                              390               448
          Deferred taxes                                                (2,664)              426
          Gain on sale of long-term investments                         (5,091)           (9,282)
          In-process research and development                            1,750            16,267
          Net changes in operating assets and liabilities:
             Accounts receivable                                       (27,187)          (12,066)
             Prepaid expenses and other current assets                     372               894
             Intangible assets, net                                        135               174
             Other assets                                               (9,574)           (3,555)
             Accounts payable and accrued liabilities                  (11,694)          (15,680)
             Accrued income taxes                                       12,997            (5,145)
             Deferred revenue                                           12,546             9,190
             Deferred compensation                                       5,173             3,670
                                                                   -----------       -----------
          Net cash provided by operating activities                     92,738            94,776
                                                                   -----------       -----------
Cash flows from investing activities:
     Expenditures for property and equipment                           (27,388)          (38,224)
     Purchases of short-term investments                            (1,264,268)       (2,847,672)
     Sales and maturities of short-term investments                  1,198,305         2,720,369
     Proceeds from sale of long-term investments                         8,647            10,947
     Purchases of long-term investments                                 (7,998)           (3,885)
     Acquisitions, net of cash acquired                                 (5,646)          (34,786)
     Capitalization of software development costs                         (500)             (500)
                                                                   -----------       -----------
          Net cash used in investing activities                        (98,848)         (193,751)
                                                                   -----------       -----------

Cash flows from financing activities:
     Payments of  debt obligations                                      (7,200)           (9,477)
     Purchases of treasury stock                                      (182,891)               --
     Issuances of long-term debt                                           727                --
     Issuances of common stock                                          39,171            62,536
                                                                   -----------       -----------
          Net cash (used in) provided by financing activities         (150,193)           53,059
                                                                   -----------       -----------
Effect of exchange rate changes on cash                                 (2,480)             (116)
Net decrease in cash and cash equivalents                             (158,783)          (46,032)
Cash and cash equivalents, beginning of period                         309,394           164,548
                                                                   -----------       -----------
Cash and cash equivalents, end of period                           $   150,611       $   118,516
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

     On July 15, 1999, the Board of Directors changed the Company's fiscal year to end on the Saturday nearest to October 31. As a result, fiscal 2000 commenced on October 31, 1999 and will end on October 28, 2000. The period from October 3, 1999 through October 30, 1999 was accounted for as a transition period, information on which was filed with the Company's quarterly report on Form 10-Q for the first quarter of fiscal 2000.

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

2.   BUSINESS COMBINATIONS

     Acquisitions

     During the first quarter of fiscal 2000, the Company acquired Leda, S.A.
(Leda), a privately held provider of RTL coding-style-checkers, for a purchase price of $7.7 million, including cash payments of $7.5 million. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over a five-year period. Approximately $1.8 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses.

     Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

3.   STOCK REPURCHASE PROGRAM

     In February 2000, the Board of Directors authorized a stock repurchase program under which Synopsys' common stock with a market value of up to $200.0 million may be acquired in the open market over a ten month period. Repurchased shares are to be used for issuance under Synopsys' stock option and employee stock plans and for other corporate purposes. During the second quarter of fiscal 2000, the Company purchased 2,392,000 shares for an aggregate amount of $99.9 million. During the first quarter of fiscal 2000, the Company purchased 1,330,000 shares for an aggregate amount of $83.0 million.

4.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, as of the first quarter of fiscal 1999. SFAS No. 130 has no impact on the Company's net income or total stockholders' equity. The following table sets forth the components of comprehensive income, net of income tax expense:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  -----------------------       -----------------------
                                                  APRIL 30,      MARCH 31,      APRIL 30,      MARCH 31,
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
(in thousands)                                          (unaudited)                   (unaudited)
Net income                                        $ 33,574       $ 26,621       $ 78,677       $ 67,012
     Foreign currency translation adjustment        (1,976)          (485)        (2,480)          (116)
     Unrealized gain (loss) on investments           5,332           (193)        16,278          4,415
     Reclassification adjustment for
           (losses) included in net income          (1,873)        (2,614)        (3,055)        (4,841)
                                                  --------       --------       --------       --------

Total comprehensive income                        $ 35,057       $ 23,329       $ 89,420       $ 66,470
                                                  ========       ========       ========       ========


5.   EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  -----------------------       -----------------------
                                                  APRIL 30,      MARCH 31,      APRIL 30,      MARCH 31,
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
(in thousands)                                          (unaudited)                   (unaudited)
NUMERATOR:
Numerator for basic and diluted earnings
  per share -
     Net income                                   $ 33,574       $ 26,621       $ 78,677       $ 67,012
                                                  ========       ========       ========       ========

DENOMINATOR:
Denominator for basic earnings per share -
     weighted-average shares                        69,153         70,286         70,054         69,739
Effect of dilutive securities:
     Employee stock options                          1,936          3,587          2,910          3,468
                                                  --------       --------       --------       --------
Dilutive potential common shares                    71,089         73,873         72,964         73,207
                                                  ========       ========       ========       ========
Basic earnings per share:
     Net income                                   $   0.49       $   0.38       $   1.12       $   0.96
                                                  ========       ========       ========       ========
Diluted earnings per share:
     Net income                                   $   0.47       $   0.36       $   1.08       $   0.92
                                                  ========       ========       ========       ========

6.   EFFECT OF NEW ACCOUNTING STANDARDS

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

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will adopt SFAS No. 133 for its first quarter of fiscal 2001. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such a determination will not be meaningful until closer to the date of the initial adoption.

     In March 2000, the Emerging Issues Task Force (EITF) published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (SOP 98-1). However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS No. 86). The Company will adopt EITF No. 00-2 in the fourth quarter of fiscal 2000.

     In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. The Issue states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The Company recently introduced a software hosting service. Synopsys hosting services agreements now in place do not grant customers the right to take possession of hosted software without an additional charge.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. The SEC is expected to release an interpretation on SAB 101 in a question-and-answer format and there are uncertainties as to the impact this may have on the Company.

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

    The Company provides comprehensive design technology products and consulting services in the electronic design automation software industry. The CODM evaluates the performance of the Company based on profit or loss from operations before income taxes not including amortization of intangible assets and in-process research and development. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region. There are no differences between the accounting policies used to measure profit and loss for the Company segments and those used on a consolidated basis. Revenue is defined as revenues from external customers. Prior period amounts have been restated to conform to the current composition of the Company segments.

    The disaggregated financial information reviewed by the CODM is as follows:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  -----------------------       -----------------------
                                                  APRIL 30,      MARCH 31,      APRIL 30,      MARCH 31,
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
(in thousands)                                          (unaudited)                   (unaudited)
Revenue:
     Product                                      $123,033       $116,680       $253,582       $226,639
     Service                                        81,820         73,506        168,139        143,773
                                                  --------       --------       --------       --------
     Total revenue                                $204,853       $190,186       $421,721       $370,412
                                                  ========       ========       ========       ========

Gross margin                                      $174,927       $165,494       $362,910       $324,014


Operating income before amortization of
     intangible assets and in-process
     research and development                     $ 44,537       $ 56,963       $109,008       $107,877

     Reconciliation of the Company's segment profit and loss to the Company's income before provision for income taxes is as follows:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  -----------------------       -----------------------
                                                  APRIL 30,      MARCH 31,      APRIL 30,      MARCH 31,
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
(in thousands)                                          (unaudited)                   (unaudited)

Operating income before amortization of
     intangible assets and in-process
     research and development                     $  44,537      $   56,963     $  109,008     $  107,877
Amortization of intangible assets                    (3,690)         (1,470)        (7,211)        (1,470)
In-process research and development                      --         (16,267)        (1,750)       (16,267)
                                                  ---------      ----------     ----------     ----------
Operating income                                  $  40,847      $   39,226     $  100,047     $   90,140
                                                  =========      ==========     ==========     ==========

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

     Revenue. Revenue for the second quarter of fiscal 2000 increased 7.7% to $204.9 million from $190.2 million in the second quarter of fiscal 1999. Revenue for the first half of fiscal 2000 increased 13.9% to $421.7 million from $370.4 million for the comparable period in fiscal 1999. The increase in product revenue for both periods was primarily attributable to increased sales of physical synthesis, verilog simulation, and intellectual property (IP) products. The percentage of the Company's total revenue attributed to products decreased slightly to 60.1% for the second quarter of fiscal 2000 compared to 61.4% for the second quarter of fiscal 1999. Product revenue as a percentage of total revenue for the first half of fiscal 2000 was 60.1%, compared to 61.2% for the comparable period in fiscal 1999.

     International revenue as a percentage of total revenue increased to 43.7% in the second quarter of fiscal 2000 from 41.3% in the second quarter of fiscal 1999. This increase is primarily a result of relatively greater revenue growth in Europe than North America in the second quarter of fiscal 2000. For the first half of fiscal 2000, international revenue was 40.3% of total revenue, compared to 38.4% for the comparable period in fiscal 1999. This increase is primarily attributable to revenue growth in Europe and Asia Pacific.

     Cost of Revenue. Cost of revenue as a percentage of total revenue increased slightly to 14.6% in the second quarter of fiscal 2000 from 13.0% for the comparable period in fiscal 1999. For the first half of fiscal 2000, cost of revenue as a percentage of total revenue was 13.9% compared to 12.5% for the comparable period in fiscal 1999. The increase in both periods presented is primarily a result of higher royalty expense and increased product support costs associated with our service business. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products.

     Research and Development. Research and development expenses as a percentage of total revenue increased to 22.4% in the second quarter of fiscal 2000 from 20.6% in the second quarter of fiscal 1999, and increased in absolute dollars to $46.0 million from $39.2 million. Research and development expenses were $90.2 million for the first half of fiscal 2000 in absolute dollars, compared to $80.1 million for the comparable period in fiscal 1999. As a percentage of total revenue, research and development decreased to 21.4% in the first half of fiscal 2000 compared to 21.6% for the comparable period in fiscal 1999. The increase in absolute dollars for all periods presented was primarily attributable to increases in personnel and personnel-related costs, and consulting expenses.

Sales and Marketing. Sales and marketing expenses as a percentage of total revenue increased to 34.4% in the second quarter of fiscal 2000 from 30.7% in the second quarter of fiscal 1999, and increased in absolute dollars to $70.4 million from $58.5 million. The increase in absolute dollars was primarily the result of additional spending in advertising, trade shows and hiring personnel to help expedite the company's efforts to market and sell its Physical Synthesis products. Sales and marketing expenses were 32.6% of total revenue for the first half of fiscal 2000, compared to 30.8% for the comparable period in fiscal 1999. In absolute dollars, sales and marketing expenses were $137.4 million for the first half of fiscal 2000, compared to $114.1 million for the comparable period in fiscal 1999. The increase, as a percentage of total revenue and absolute dollars, was primarily due to increases in personnel-related costs.

     General and Administrative. General and administrative expenses as a percentage of total revenue increased to 6.9% in the second quarter of fiscal 2000 from 5.7% in the second quarter of fiscal 1999, and increased in absolute dollars to $14.0 million from $10.9 million. General and administrative expenses were 6.2% of total revenue for the first half of fiscal 2000, compared to 5.9% for the comparable period in fiscal 1999 and increased in absolute dollars to $26.3 million from $22.0 million. The increase, as a percentage of total revenue and in absolute dollars for all periods presented, was primarily due to increases in bad debt expense, personnel costs, facility expenditures and patent and proxy services.

     Amortization of Intangible Assets. Amortization of intangible assets represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Under the Company's accounting policies, intangible assets as of April 30, 2000, including goodwill, are being amortized over the estimated useful life of four to five-year periods. The Company assesses the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations in the second quarter of fiscal 2000 was $3.7 million and for the first half of fiscal 2000 was $7.2 million. Amortization of intangible assets for both the second quarter and first half of fiscal 1999 was $1.5 million.

     In-process Research and Development. The Company incurred in-process research and development charges of $1.8 million in the first six months of fiscal 2000 related to the acquisition of Leda. The purchase price totaled
$7.7 million, including cash payments of $7.5 million. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over a five-year period. Approximately $1.8 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The in-process research and development projects were estimated to be approximately 71% complete in the aggregate, and the expected aggregate cost to complete the projects was estimated at $0.6 million. During the valuation process, core developed technology was identified in addition to the in-process research and development projects. The core developed technology was valued separately using a discount rate of 20% and is being amortized over its estimated useful life. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach", which discounts expected future cash flows to present value, net of tax. In discounting the estimated cash flows, a discount rate of 30% was used, based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects, expected incremental revenues and expenses associated with the projects utilizing the acquired technology, and risks and uncertainties in incorporating the acquired technology into the Company's development projects. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Gross profit percentage and tax rate were assumed to approximate the Company's corporate gross profit percentage average and its effective tax rate. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology.

     As of April 30, 2000, the Company's research and development expenditures since the acquisition of Leda in fiscal 2000 have not differed materially from expectations. The projections the Company used in performing its valuations with respect to each acquisition are still valid, in all material respects; however, there can be no assurance that the projected results will be achieved. With respect to the Company's acquisitions completed in fiscal 1999, management believes that the projections the Company used in performing its valuations with respect to each acquisition are still valid, in all material respects, however, there can be no assurance that the projected results will be achieved. Management expects to continue the development of each project and believes that there is a reasonable chance of successfully completing such development efforts. However, there is risk associated with the completion of the in-process projects and there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations.

     Other Income, net. Other income, net for the second quarter of fiscal 2000 remained flat at $9.7 million in comparison to the second quarter of fiscal 1999 and decreased as a percentage of total revenue to 4.7% from 5.1%. For the first half of fiscal 2000, other income, net was $18.6 million, compared to $18.2 million for the comparable period in fiscal 1999. Other income, net decreased as a percentage of total revenue to 4.4% in the second quarter of fiscal 2000 from 4.9% in the second quarter of fiscal 1999. The increase in absolute dollars was primarily due to higher interest income for the fiscal 2000 periods presented compared to fiscal 1999 periods.

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

     The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at April 30, 2000. In accordance with the Company's investment policy, all investments mature in fifteen months or less.

Principal (Notional) Amounts in U.S. Dollars:

                                                                            Carrying         Average
(in thousands, except interest rates)                                        Amount       Interest Rate
                                                                           ----------     -------------
     Cash equivalents- fixed rate                                          $   31,997         4.08%
     Short-term investments - fixed rate                                      466,101         4.22%
                                                                           ----------
          Total investment securities                                      $  498,098         4.21%
     Money market funds - variable rate                                        21,507         4.72%
                                                                           ----------
         Total interest bearing instruments                                $  519,605         4.23%
                                                                           ==========

     Foreign Currency Risk. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. Hedging activities are undertaken by the Company and are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon estimations of intercompany balances denominated in various currencies, primarily the Japanese yen and the Euro. The Company had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $66.5 million. These contracts were denominated in currencies that approximated the fair value of such contracts and their underlying transactions as of April 30, 2000. There can be no assurance in the future that these hedging transactions will be effective.

     The following table provides information about the Company's foreign exchange forward contracts at April 30, 2000. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at April 30, 2000. These forward contracts mature in approximately thirty days.

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in U.S. Dollars Related to Intercompany Balances:

                                                                             Contract
(in thousands, except for average contract rates)                Amount        Rate
                                                                 ------       -------
Forward Contract (Notional Value)
     Japanese yen                                               $42,808        105.12
     Euro                                                        23,712          0.91

     The unrealized gains/losses on the outstanding forward contracts at April 30, 2000 are expected to be substantially offset by the effect of the changes on the underlying transactions. The realized gains/losses on these contracts as they matured were not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments were $616.7 million, a decrease of $92.7 million from October 31, 1999. The decrease is primarily a result of cash outflows for investing and financing activities, mainly repurchase of treasury stock of $182.9 million, capital expenditures of $27.4 million, purchases of long-term investments of $8.0 million and cash paid on debt obligations of $7.2 million. These outflows were partially offset by cash generated by operations of $92.7 million and through investing and financing activities, mainly the exercise of stock options and purchases of stock through the employee stock purchase plan of $39.2 million and proceeds from the sale of long-term investments of $8.6 million.

     Accounts receivable increased 23% from $130.3 million at October 31, 1999 to $160.4 million at April 30, 2000. Days sales outstanding in receivables increased to 70 days as of April 30, 2000 from 65 days at January 31, 2000.

     At April 30, 2000, the Company had two foreign exchange lines of credit available totaling $120.0 million which expire in July 2000 and October 2000.

     The Company's management believes that its current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 READINESS

     The failure of a computer program to accurately recognize and process date information beginning on January 1, 2000 is referred to as a "Year 2000 problem." The Company completed its project to address potential Year 2000 problems as scheduled. As a result, the possibility of significant interruptions of normal operations has been reduced. As of April 29, 2000, to the Company's knowledge, the Company's products and computing and communications infrastructure systems have not experienced significant Year 2000 problems. The Company is not aware that any of its major vendors or service providers have experienced significant Year 2000 problems. Accordingly, the Company believes its critical internal systems will not be subject to Year 2000 problems. However, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems that might be affected by Year 2000 problems and lack of certainty as to the Year 2000 compliance status of third parties whose systems or operations could affect the Company. Year 2000 contingency plans are complete.

EUROPEAN MONETARY UNIT

     Synopsys sales to European customers are primarily U.S. dollar based. However, we recognize the potential importance of the newly introduced European Monetary Unit (EMU) to our customers residing in the European union and have selected the Euro as the functional currency for our European treasury center. Our information systems are capable of functioning in multiple currencies.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our Revenue and Earnings May Fluctuate. Many factors affect our revenue and earnings, and as a result revenue and earnings may fluctuate. Among these factors are customer product and service demand, product license terms, and the timing of revenue recognition on products and services sold. The following specific factors could affect our revenues and earnings in a particular quarter or over several quarterly or annual periods:

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

     o In November 1999, we introduced, and in May 2000, we released for general sale, Physical Compiler, a new product that is intended to address the design challenges of the most advanced ICs. We expect that Physical Compiler will generally be sold as an upgrade to Design Compiler, our principal logic synthesis product. The market for Physical Compiler is potentially very large, but the introduction of Physical Compiler, like the introduction of any new product, may have a negative effect on demand for existing products, as customers purchasing or evaluating the new product may defer or reduce their purchases of existing products.

     o The accounting rules we are required to follow require us to recognize revenue only when certain criteria are met. Orders for software support and professional services yield revenue over multiple quarters (often extending beyond the current fiscal year) or upon completion of performance rather than at the time of sale. The specific terms agreed to with a customer may have the effect of requiring deferral of product revenue in whole or in part or, alternatively, of requiring us to accelerate the recognition of such revenue for products to be used over multiple years. As a result, for a given quarter it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet our revenue and/or earnings plan even though orders are under plan, because of revenue produced by backlog and deferred revenue.

     o Our product license mix is changing. Over the past two quarters, the proportion of product revenues derived from perpetual licenses has declined from 55% to 23%, and the proportion of product revenues derived from shorter term time-based or term-licenses has increased from 45% to 77%. Time-based and term licenses generally have terms of three years. Consistent with current revenue recognition rules, product revenue from these licenses is recognized in the quarter of booking and support revenue is recognized ratably over the term of the license. These shorter term licenses represent a potential source of renewable license revenue; although there is also a risk that customers will not renew their licenses at the end of the term. In addition, since a short term license generally costs less than a perpetual license, there is a risk that customers who purchase such licenses may spend less in the aggregate, over the term of the license, than if they had been required to purchase perpetual licenses. Our short term licenses are not subscription licenses, however, and with minor exceptions customers cannot license new products developed or acquired during the term of their original license without making an additional purchase.


    Our Industry is Highly Competitive. The EDA industry is highly competitive. Synopsys' competitors continue to offer aggressive discounts on their products, in particular on synthesis and simulation products, and there is significant price competition. As a result, in some cases the sales cycle has lengthened, as customers evaluate the lower priced products, and in other cases we have lowered prices in order to secure a sale.

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

     In order to compete successfully, we must continue to enhance our products and bring to market new products that address the needs of our customers. We also will have to expand our consulting services business. The failure to enhance existing products, develop and/or acquire new products or expand our ability to offer consulting services could have a material adverse effect on our business, financial condition and results of operations. Moreover, there is no guarantee that the expenditures required in connection with these activities will yield additional revenues.

     Technology advances and customer requirements are fueling a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving integrated logic and physical design tools rather than on the basis of individual "point" tools performing a discrete phase of the design process. The need to offer products linking logic and physical design will become increasingly important as IC complexity increases, chip production moves increasingly to 0.18 micron and below, and system-on-a-chip designs become more prevalent. We offer a wide range of logic design tools but have only recently introduced our first physical design tools. We are working on completing our design flow, although there is no assurance that we will be able to do so. The market for physical design tools is dominated by Cadence and Avant! Both companies have acquired logic synthesis technology and are offering products linking synthesis to their physical design products. If we are unsuccessful in developing a complete design flow on a timely basis or in convincing customers to adopt our physical design products and methodology, our competitive position could be significantly weakened.

     Another area of potential competition is the internet. A number of start-ups and established companies, including Synopsys, have begun to make EDA software available via the internet or through other remote methods. The degree to which Synopsys' competitors will succeed and their effects on our business cannot be predicted.

     Our Revenue Growth Depends on New Physical Synthesis and Non-Synthesis Products. Historically, much of our growth and a significant portion of our revenue has been attributable to the strength of Design Compiler and our related traditional logic synthesis products. Opportunities for growth in market share in this area are limited, and revenues from our traditional synthesis products are expected to grow more slowly than our target for overall revenue growth. In order to meet our revenue plan, revenue from our new physical synthesis products (Physical Compiler, Chip Architect and FlexRoute), non-synthesis design creation products, certain high level verification products, deep submicron products and professional services must grow faster than our overall revenue growth target. If revenue growth for these products fails to meet our goals, it is unlikely that we will meet our overall revenue growth target.

     In order to sustain revenue growth over the long term, we will have to introduce new products that are accepted by a broad range of customers and to significantly expand our consulting services business. Product success is difficult to predict. The introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have had products that have failed to meet our revenue expectations. Expanding revenue from consulting services will require us to recruit, hire and train a large number of skilled employees, and to implement management controls on bidding and executing on consulting engagements. The consulting business is significantly different from the software business, however, and increasing consulting orders and revenue while achieving an adequate level of profit can be difficult. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

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

     Our Business Depends on the Semiconductor and Electronics Businesses. Our business has benefited from the rapid worldwide growth of the semiconductor industry. Demand for our products is largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers and the increasing complexity of designs. Demand for EDA products may also be affected by mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. Faltering growth in the semiconductor and systems industries, a reduced number of design starts, shifts in the types of integrated circuits manufactured, tightening of customers' operating budgets or consolidation among our customers could have a material adverse effect on our business, financial condition and results of operations.

     Continued Stagnation of International Economies Could Adversely Affect Our Performance. A significant portion of our revenue is derived from outside the United States, and thus there is a risk that our revenue and earnings could be reduced as a result of changes in foreign currency exchange rates, regional or worldwide economic weakness or political instability. Revenue from Japan and Asia Pacific have been adversely affected over the past two years by weakness of the Japanese economy and the Asian currency crisis and subsequent economic stagnation. In the current and future quarters:

     o If the Japanese economy remains weak, revenue from Japan and the rest of Asia could be adversely affected. In addition, weakness or significant fluctuations in the value of the yen could adversely affect revenue from Japan.

     o Our revenue from Korea will depend on continued recovery from that country's economic crisis. Although Korea's economy generally appears to be recovering, this has not yet resulted in the resumption of significant purchases by large Korean customers. In addition, two of our four largest Korean customers recently merged, which may result in a lower level of orders from the combined company than we might have received if the two companies remained separate.

     o The recent decline in the value of the Euro versus the dollar may negatively affect our European customers and thus our revenue from Europe.

     Our Success Depends on Recruiting and Retaining Key Personnel. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, with significant start-up activity, and our headquarters is in Silicon Valley, where skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA engineers, and the competition for such individuals is intense. Experience at Synopsys is highly valued in the EDA industry, and our employees are recruited aggressively by our competitors and by start-up companies, including those in internet-related businesses. Our salaries are competitive in the market, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, we have experienced, and may continue to experience, significant employee turnover. There can be no assurance that we will continue to recruit and retain highly qualified technical and managerial personnel. Failure to successfully recruit and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 3, 2000, the Annual Meeting of Stockholders of Synopsys, Inc. was held in Mountain View, California. Six matters were submitted to the stockholders for action or approval.

1. The stockholders elected nine directors to hold office for a one-year term or until their respective successors are elected. The votes for these directors are set forth below.

                                   Total Vote For         Total Vote Withheld
                                    Each Director         From Each Director
                                   --------------         -------------------
          Aart J. de Geus            53,912,026                9,412,748
          Andy D. Bryant             53,912,610                9,412,164
          Chi-Foon Chan              53,915,601                9,409,173
          Deborah A. Coleman         53,902,136                9,422,638
          Harvey C. Jones, Jr.       53,908,377                9,416,397
          William W. Lattin          53,913,692                9,411,082
          A. Richard Newton          53,910,348                9,414,426
          Sasson Somekh              53,912,640                9,412,134
          Steven C. Walske           53,912,965                9,411,809

2. The stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 200,000,000 to 400,000,000 shares.

             For               Against            Abstain          Non-Votes
             ---               -------            -------          ---------
          49,356,997          13,935,793           31,936             48

3. The stockholders approved an amendment to the Company's Employee Stock Purchase Plan and International Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,200,000 shares.

             For               Against            Abstain          Non-Votes
             ---               -------            -------          ---------
          46,716,263         10,454,170            66,522          6,087,819

4. The stockholders approved an amendment to the Company's 1992 Stock Option Plan (the "1992 Plan") to change the limit on the number of options and/or stock appreciation rights that may be granted to any one individual from 1,000,000 during the term of the 1992 Plan to 750,000 annually, except in the case of an individual's initial employment with the Company, in which case the individual may be granted an additional 250,000 options and/or stock appreciation rights.

             For               Against            Abstain          Non-Votes
             ---               -------            -------          ---------
          28,892,715          28,116,129          228,103          6,087,827

5. The stockholders voted upon but did not approve an amendment to the 1992 Plan that would have (i) increased the number of shares of Common Stock authorized for issuance thereunder by 1,000,000 shares per year on the dates of the 2000, 2001 and 2002 Annual Meetings of Stockholders and (ii) extended the term of the 1992 Plan from January 2002 until January 2007.

             For               Against            Abstain          Non-Votes
             ---               -------            -------          ---------
          22,432,393         34,583,095           221,459          6,087,827

6. The stockholders approved a proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending
     October 28, 2000.

             For               Against            Abstain          Non-Votes
             ---               -------            -------          ---------
          56,756,765          6,513,569           54,440               0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits

           3.1    Certificate of Amendment of Fourth Amended and Restated
                  Certificate of Incorporation

          10.1    1992 Stock Option Plan, as amended through  March 3, 2000

          10.2    Employee Stock Purchase Plan, as amended through
                  March 8, 2000*

          10.3    International Employee Stock Purchase Plan, as amended through
                  March 8, 2000*

          10.4    Schedule of Executive Employment Agreements

          27.1    Financial Data Schedule

------------
* Incorporated by reference from exhibit to the Company's Registration Statement on Form S-8 (File No. 333-38810) as filed with the Securities and Exchange Commission on June 8, 2000.

     (b.) Reports on Form 8-k

          The Company filed a report on Form 8-K on February 18, 2000 announcing its financial results for the quarter ended January 29, 2000 and a stock repurchase program.

          The Company filed a report on Form 8-K on May 19, 2000 announcing its financial results for the quarter-end and six months ended
          April 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SYNOPSYS, INC.



                                        By: /s/ Richard Rowley
                                           -------------------------------------
                                           Richard Rowley
                                           Vice President and Controller
                                           (Principal Accounting Officer)


Date: June 13, 2000

                                 EXHIBIT INDEX

Exhibit
Number                                       Description
-------                                      -----------
           3.1     Certificate of Amendment of Fourth Amended and Restated
                   Certificate of Incorporation

          10.1     1992 Stock Option Plan, as amended through  March 3, 2000

          10.4     Schedule of Executive Employment Agreements

          27.1     Financial Data Schedule