Form 10-Q
period 2000-07-31
SYNOPSYS INC
filed 2000-09-12
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER: 0-19807

                          ----------------------------

                                 SYNOPSYS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       56-1546236
---------------------------------             ----------------------------------
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

            64,890,666 shares of Common Stock as of September 2, 2000

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JULY 31, 2000



                                TABLE OF CONTENTS




PART I......................................................................................................          3

   ITEM 1.  FINANCIAL STATEMENTS............................................................................          3
     CONDENSED CONSOLIDATED BALANCE SHEETS..................................................................          3
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME............................................................          4
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS........................................................          5
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................................................          6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............         11
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................................         18

PART II. OTHER INFORMATION..................................................................................         19

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................         19
   SIGNATURES...............................................................................................         20

PART I

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                            JULY 31,       OCTOBER 31,
                                                             2000             1999
                                                          -----------      -----------
ASSETS

Current assets:
    Cash and cash equivalents                             $   450,967      $   309,394
    Short-term investments                                    195,103          399,995
                                                          -----------      -----------
       Cash, cash equivalents and short-term
       investments                                            646,070          709,389
                                                          -----------      -----------
    Accounts receivable, net of allowances of
       $9,522 and $10,563, respectively                       178,499          130,253
    Prepaid expenses, deferred taxes and other                 47,281           66,814
                                                          -----------      -----------
        Total current assets                                  871,850          906,456
                                                          -----------      -----------

Property and equipment, net                                   146,211          135,118
Long-term investments                                         121,048           57,651
Intangible assets, net                                         52,206           56,240
Other assets                                                   32,403           22,818
                                                          -----------      -----------
         Total assets                                     $ 1,223,718      $ 1,178,283
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities              $   116,634      $    98,976
    Current portion of long-term debt                           6,414            8,658
    Accrued income taxes                                       64,821           50,146
    Deferred revenue                                          148,040          126,758
                                                          -----------      -----------
        Total current liabilities                             335,909          284,538
                                                          -----------      -----------

Long-term debt                                                    719           11,304
Deferred compensation                                          15,264            9,844

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
      authorized; no shares outstanding                            --               --
    Common stock, $.01 par value; 400,000,000 shares
      authorized; 67,919,000 and 70,750,000 shares
      outstanding, respectively                                   679              708
    Additional paid-in capital                                558,146          542,052
    Retained earnings                                         434,718          349,192
    Treasury stock, at cost                                  (164,017)         (28,589)
    Accumulated other comprehensive income                     42,300            9,234
                                                          -----------      -----------
        Total stockholders' equity                            871,826          872,597
                                                          -----------      -----------
         Total liabilities and stockholders' equity       $ 1,223,718      $ 1,178,283
                                                          ===========      ===========



The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                             ---------------------     ---------------------
                                             JULY 31,     JUNE 30,     JULY 31,     JUNE 30,
                                               2000         1999         2000         1999
                                             --------     --------     --------     --------
Revenue:
    Product                                  $143,348     $131,945     $396,930     $358,584
    Service                                    85,487       75,415      253,626      219,188
                                             --------     --------     --------     --------
        Total revenue                         228,835      207,360      650,556      577,772
                                             --------     --------     --------     --------
Cost of revenue:
    Product                                    10,169       10,897       31,108       26,803
    Service                                    21,851       19,389       59,723       49,881
                                             --------     --------     --------     --------
        Total cost of revenue                  32,020       30,286       90,831       76,684
                                             --------     --------     --------     --------
Gross margin                                  196,815      177,074      559,725      501,088
                                             --------     --------     --------     --------
Operating expenses:
    Research and development                   50,323       41,861      140,552      121,979
    Sales and marketing                        73,709       59,145      211,100      173,199
    General and administrative                 15,973       12,450       42,255       34,415
    Amortization of intangible assets           3,745        2,961       10,956        4,431
    In-process research and development            --        4,909        1,750       21,176
                                             --------     --------     --------     --------
        Total operating expenses              143,750      121,326      406,613      355,200
                                             --------     --------     --------     --------
Operating income                               53,065       55,748      153,112      145,888
Other income, net                               8,797        9,398       27,431       27,590
                                             --------     --------     --------     --------

Income before provision for income taxes       61,862       65,146      180,543      173,478
Provision for income taxes                     20,491       23,791       60,495       65,111
                                             --------     --------     --------     --------
Net income                                   $ 41,371     $ 41,355     $120,048     $108,367
                                             ========     ========     ========     ========
Basic earnings per share:

    Net income                               $    .61     $   0.58     $   1.71     $   1.55
                                             ========     ========     ========     ========

    Weighted average common shares             68,278       70,738       70,026       70,046
                                             ========     ========     ========     ========
Diluted earnings per share:

    Net income                               $    .59     $   0.56     $   1.65     $   1.48
                                             ========     ========     ========     ========

    Weighted average common shares
      and equivalents                          69,603       73,694       72,591       73,183
                                             ========     ========     ========     ========



The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      NINE MONTHS ENDED
                                                                 ----------------------------
                                                                   JULY 31,         JUNE 30,
                                                                     2000            1999
                                                                 -----------      -----------
Cash flows provided by operating activities:

    Net income                                                   $   120,048      $   108,367
    Adjustments to reconcile net income to cash flows
       provided by operating activities:
         Depreciation and amortization                                46,583           37,357
         Tax benefit associated with stock options                    10,408           22,168
         Provision for doubtful accounts and sales returns            (1,041)             806
         Interest accretion on notes payable                             601              645
         Deferred taxes                                               (4,245)             705
         Gain on sale of long-term investments                        (7,060)         (14,260)
         In-process research and development                           1,750           21,176
         Net changes in operating assets and liabilities:
          Accounts receivable                                        (46,285)         (31,317)
          Prepaid expenses and other current assets                      468           (1,716)
          Intangible assets, net                                         684             (750)
          Other assets                                               (10,492)          (3,974)
          Accounts payable and accrued liabilities                    16,581          (20,608)
          Accrued income taxes                                        14,497           (9,843)
          Deferred revenue                                            20,576           (3,742)
          Deferred compensation                                        5,420            4,297
                                                                 -----------      -----------
         Net cash provided by operating activities                   168,493          109,311
                                                                 -----------      -----------
Cash flows from investing activities:
    Expenditures for property and equipment                          (45,232)         (53,065)
    Purchases of short-term investments                           (1,989,729)      (4,181,867)
    Sales and maturities of short-term investments                 2,196,283        4,133,751
    Proceeds from sale of long-term investments                       11,515           16,350
    Purchases of long-term investments                                (9,498)         (25,089)
    Acquisitions, net of cash acquired                                (8,592)         (46,492)
    Capitalization of software development costs                        (500)              --
                                                                 -----------      -----------
         Net cash provided by (used in) investing activities         154,247         (156,412)
                                                                 -----------      -----------

Cash flows from financing activities:
    Payments of  debt obligations                                    (14,000)         (12,575)
    Issuances of long-term debt                                          727               --
    Issuances of common stock                                         47,008           80,087
    Purchases of treasury stock                                     (211,301)         (27,739)
                                                                 -----------      -----------
         Net cash (used in) provided by financing activities        (177,566)          39,773
                                                                 -----------      -----------

Effect of exchange rate changes on cash                               (3,601)            (238)
Net increase (decrease) in cash and cash equivalents                 141,573           (7,566)
Cash and cash equivalents, beginning of period                       309,394          164,548
                                                                 -----------      -----------
Cash and cash equivalents, end of period                         $   450,967      $   156,982
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

        On July 15, 1999, the Board of Directors changed the Company's fiscal year to end on the Saturday nearest to October 31. As a result, fiscal 2000 commenced on October 31, 1999 and will end on October 28, 2000. The period from October 3, 1999 through October 30, 1999 was accounted for as a transition period, information on which was filed with the Company's quarterly report on Form 10-Q for the first quarter of fiscal 2000. For presentation purposes, the consolidated financial statements and notes refer to calendar month end.

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

2. BUSINESS COMBINATIONS

        Acquisitions

        On June 29, 2000, the Company acquired The Silicon Group, Inc. (TSG), a privately held provider of integrated circuit (IC) design and intellectual property (IP) integration services, for a purchase price of approximately
$3 million, including cash payments of $1.8 million. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the time of the acquisition. Amounts allocated to intangible assets and goodwill are being amortized on a straight-line basis over a four-year period.

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

3. STOCK REPURCHASE PROGRAMS

        In June 1999, the Board of Directors authorized a stock repurchase program of which $104.6 million remained available to spend at the beginning of fiscal 2000. In February 2000, the Board of Directors authorized a second stock repurchase program under which Synopsys' common stock with a market value of up to $200 million could be acquired in the open market until December 31, 2000. Repurchased shares were to be used for issuance under Synopsys' stock option and employee stock plans and for other corporate purposes. During the third quarter of fiscal 2000, the Company purchased 709,500 shares for an aggregate amount of $28.4 million. During the first nine months of fiscal 2000, the Company purchased 4,431,500 shares for an aggregate amount of $211.3 million, under all share repurchase programs.

4. COMPREHENSIVE INCOME

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, as of the first quarter of fiscal 1999. SFAS No. 130 has no impact on the Company's net income or total stockholders' equity. The following table sets forth the components of comprehensive income, net of income tax expense:

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                ------------------------      ------------------------
                                                 JULY 31,       JUNE 30,       JULY 31,       JUNE 30,
                                                  2000           1999           2000           1999
                                                ---------      ---------      ---------      ---------
(in thousands)                                        (unaudited)                   (unaudited)
Net income                                      $  41,371      $  41,355      $ 120,048      $ 108,367
    Foreign currency translation adjustment        (1,120)          (122)        (3,601)          (238)
    Unrealized gain (loss) on investments          24,624            344         40,903          4,759
    Reclassification adjustment for
         (losses) included in net income           (1,181)        (2,308)        (4,237)        (7,149)
                                                ---------      ---------      ---------      ---------

Total comprehensive income                      $  63,694      $  39,269      $ 153,113      $ 105,739
                                                =========      =========      =========      =========

5. EARNINGS PER SHARE

        Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options using the treasury stock method.

        The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         -----------------------------     ---------------------
                                                           JULY 31,         JUNE 30,       JULY 31,     JUNE 30,
(in thousands, except per share amounts)                     2000             1999           2000         1999
                                                         ------------     ------------     --------     --------
                                                                  (unaudited)                  (unaudited)
NUMERATOR:
Numerator for basic and diluted earnings per share -

    Net income                                           $     41,371     $     41,355     $120,048     $108,367
                                                         ============     ============     ========     ========

DENOMINATOR:

Denominator for basic earnings per share -
    weighted-average shares                                    68,278           70,738       70,026       70,046
Effect of dilutive securities:
    Employee stock options                                      1,325            2,956        2,565        3,137
                                                         ------------     ------------     --------     --------
Dilutive potential common shares                               69,603           73,694       72,591       73,183
                                                         ============     ============     ========     ========

Basic earnings per share:
    Net income                                           $       0.61     $       0.58     $   1.71     $   1.55
                                                         ============     ============     ========     ========

Diluted earnings per share:
    Net income                                           $       0.59     $       0.56     $   1.65     $   1.48
                                                         ============     ============     ========     ========

6. EFFECT OF NEW ACCOUNTING STANDARDS

        In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4. The Company adopted SOP 98-9 in the first quarter of fiscal 2000.

        In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133, which amends the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will adopt SFAS No. 133 for its first quarter of fiscal 2001. The Company believes that the impact on its financial statements will not be significant.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The objective of SAB 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to adopt the guidance in SAB 101 no later than the fourth quarter of its fiscal year 2001. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations. The SEC has recently indicated it intends to issue further guidance with respect to certain issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

        In March 2000, the Emerging Issues Task Force (EITF) published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (SOP 98-1). However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS No. 86). The Company adopted EITF No. 00-2 in the third quarter of fiscal 2000 and the adoption did not have a material effect on our consolidated financial position or results of operations.

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

        In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock exchange of stock option awards in a business combination. The Company adopted Interpretation 44 in the third quarter of fiscal 2000 and the adoption did not have a material effect on our consolidated financial position or results of operations.

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

The disaggregated financial information reviewed by the CODM is as follows:

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       ---------------------     ---------------------
                                                       JULY 31,     JUNE 30,      JULY 31,    JUNE 30,
                                                         2000         1999         2000         1999
                                                       --------     --------     --------     --------
(in thousands)                                              (unaudited)               (unaudited)
Revenue:
    Product                                            $143,348     $131,945     $396,930     $358,584
    Service                                              85,487       75,415      253,626      219,188
                                                       --------     --------     --------     --------
    Total revenue                                      $228,835     $207,360     $650,556     $577,772
                                                       ========     ========     ========     ========

Gross margin                                           $196,815     $177,074     $559,725     $501,088

Operating income before amortization of intangible
assets and in-process research and development         $ 56,810     $ 63,618     $165,818     $171,495


Reconciliation of the Company's segment profit and loss to the Company's income before provision for income taxes is as follows:

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       ---------------------     ---------------------
                                                       JULY 31,     JUNE 30,     JULY 31,     JUNE 30,
                                                         2000         1999         2000         1999
                                                       --------     --------     --------     --------
(in thousands)                                              (unaudited)               (unaudited)

Operating income before amortization of intangible
assets and in-process research and development         $ 56,810     $ 63,618     $165,818     $171,495
Amortization of intangible assets                        (3,745)      (2,961)     (10,956)      (4,431)
In-process research and development                          --       (4,909)      (1,750)     (21,176)
                                                       --------     --------     --------     --------

Operating income                                       $ 53,065     $ 55,748     $153,112     $145,888
                                                       ========     ========     ========     ========


8. SUBSEQUENT EVENTS

        On July 31, 2000, the Company announced that its Board of Directors authorized a stock repurchase program under which Synopsys common stock with a market value up to $500 million may be acquired in the open market. The stock repurchase program replaced the $200 million repurchase program authorized by the Board in February 2000, under which $70 million remained available as of the end of the third quarter. Under the program, share purchases may be made in the open market at prevailing prices beginning on August 3, 2000 and ending when all available funds have been spent, or upon termination of the program by the Board. The purchases will be funded from available working capital. The repurchased shares may be used for stock issuances arising from the Company's employee stock option and purchase plans and from acquisitions, or for other purposes.

        On August 2, 2000, the Company acquired VirSim, a software product, from Innoveda, Inc., for a purchase price of approximately $7.0 million in cash. The purchase price of the transaction was allocated to the acquired assets based on their estimated fair values as of the date of the acquisition. Amounts allocated to intangible assets and goodwill are being amortized on a straight-line basis over a three-year period.

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

RESULTS OF OPERATIONS

        Business Combinations. On June 29, 2000, the Company acquired The Silicon Group, Inc. (TSG), a privately held provider of integrated circuit (IC) design and intellectual property (IP) integration services, for a purchase price of $3 million, including cash payments of $1.8 million. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the time of the acquisition. Amounts allocated to intangible assets and goodwill are being amortized on a straight-line basis over a four-year period.

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

        Revenue. Revenue for the third quarter of fiscal 2000 increased 10.4% to $228.8 million from $207.4 million in the third quarter of fiscal 1999. Revenue for the first nine months of fiscal 2000 increased 12.6% to $650.6 million from $577.8 million for the comparable period in fiscal 1999. The increase in revenue for both periods was primarily attributable to increased sales of physical synthesis, test, timing analysis and verification software products, and increased revenues from services. Product revenue as a percentage of total revenue for the third quarter of fiscal 2000 decreased to 62.6% from 63.6% for the comparable period in 1999. Product revenue as a percentage of total revenue for the first nine months of fiscal 2000 was 61.0%, compared to 62.1% for the comparable period in fiscal 1999. The decrease in product revenue as a percentage of total revenue for both periods presented was primarily attributable to relatively faster growth in maintenance revenue and consulting services.

        During the quarter, approximately 17% of product revenues was derived from perpetual licenses, and approximately 83% from shorter term time-based or term-licenses, compared with 56% from perpetual licenses and 44% from time based licenses in third quarter of fiscal 1999. During fiscal 2000 time-based and term licenses generally have had terms of three years. During the first three quarters of fiscal 2000, Synopsys' licenses generally have been structured so that product revenue on all types of licenses is recognized in the quarter of booking and support revenue is recognized ratably over the term of the license.

        On July 31, Synopsys introduced Technology Subscription Licenses (TSLs). TSLs are time limited rights to use Synopsys software. The terms of TSLs, and the payments due thereon, may be structured flexibly to meet the needs of the customer. For creditworthy customers payments will often extend over the entire term of the license. With minor exceptions, under TSLs customers cannot obtain major new products developed or acquired during the term of their license without making an additional purchase. TSLs will be structured so that both product and service revenue will generally be recognized ratably over the term of the license, or as payments become due. We expect that the average duration of TSLs will be two and a half to three years.

        Beginning in the fourth fiscal quarter, Synopsys will focus on selling perpetual licenses and TSLs. Synopsys expects that approximately 75 percent of its new product orders will be for TSLs and approximately 25 percent will be for perpetual licenses, in each case plus or minus 5 percent. Synopsys believes that the principal benefits of TSLs will be that Synopsys will (i) be able to offer customers technology and terms that more closely match their needs; (ii) will have greater visibility into our earnings stream; (iii) will see improvements in the pricing environment for our products; and (iv) will be able to roll out our new technology in a more planned manner.

        The replacement of time-based licenses by subscription licenses will impact our reported revenue, and we expect reported revenue to decline in the fourth quarter of fiscal 2000, as compared to both the fourth quarter of fiscal 1999 and the third quarter of fiscal 2000. Under a subscription license, relatively little revenue is recognized during the quarter it is shipped, and the rest goes into backlog to be recognized over the term of the license.
Under the old form of time-based license, generally all license revenue has been recognized in the quarter it is shipped, with relatively little going into backlog. Therefore, an order for subscription licenses will result in much less current-quarter revenue than an equal-sized order for the old form of time-based license.

        International revenue as a percentage of total revenue increased to 43.5% in the third quarter of fiscal 2000 from 28.1% in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, international revenue was 39.9% of total revenue, compared to 34.8% for the comparable period in fiscal 1999. The increase for both periods presented is primarily a result of relatively greater revenue growth in Japan and Asia Pacific in fiscal 2000. During the quarter, North America accounted for 56% of total revenue, Europe for 12%, Japan for 25% and Asia Pacific for 7%. During the third quarter of fiscal 1999, North America accounted for 72%, Europe for 12%, Japan for 11% and Asia Pacific for 5% of revenue respectively. Over the past four quarters, North America has accounted for 60% of total revenue, Europe for 17%, Japan for 16% and Asia Pacific for 7%.

        Cost of Revenue. Cost of revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development and purchased software costs, and costs of the Company's system products. Cost of revenue as a percentage of total revenue was 14.0% in the third quarter of fiscal 2000, compared to 14.6% in the third quarter of fiscal 1999. The decrease in cost of revenue resulted primarily from lower royalty expense, which was partially offset by personnel costs relating to maintenance and support. For the first nine months of fiscal 2000, cost of revenue as a percentage of total revenue was 14.0%, compared to 13.3% for the comparable period in fiscal 1999.


        Research and Development. Research and development expenses as a percentage of total revenue increased to 22.0% in the third quarter of fiscal 2000 from 20.2% in the third quarter of fiscal 1999, and increased in absolute dollars to $50.3 million from $41.9 million. Research and development expenses were $140.6 million for the first nine months of fiscal 2000 in absolute dollars, compared to $122.0 million for the comparable period in fiscal 1999. As a percentage of total revenue, research and development increased to 21.6% in the first nine months of fiscal 2000, compared to 21.1% for the comparable period in fiscal 1999. The increase in absolute dollars for both periods reflects the Company's on-going research and development efforts. A significant portion of the increase was due to additional personnel, partly through acquisitions.

        Sales and Marketing. Sales and marketing expenses as a percentage of total revenue increased to 32.2% in the third quarter of fiscal 2000 from 28.5% in the third quarter of fiscal 1999, and increased in absolute dollars to $73.7 million from $59.1 million. The increase in absolute dollars was primarily the result of increased personnel costs, consulting expenses, trade shows and costs associated with sales functions. Sales and marketing expenses were 32.4% of total revenue for the first nine months of fiscal 2000, compared to 30.0% for the comparable period in fiscal 1999. In absolute dollars, sales and marketing expenses were $211.1 million for the first nine months of fiscal 2000, compared to $173.2 million for the comparable period in fiscal 1999. The increase as a percentage of total revenue and absolute dollars for both periods presented was primarily due to increases in personnel-related costs.

        General and Administrative. General and administrative expenses as a percentage of total revenue increased to 7.0% in the third quarter of fiscal 2000 from 6.0% in the third quarter of fiscal 1999, and increased in absolute dollars to $16.0 million from $12.5 million. General and administrative expenses were 6.5% of total revenue for the first nine months of fiscal 2000, compared to 6.0% for the comparable period in fiscal 1999 and increased in absolute dollars to $42.3 million from $34.4 million. The increase, as a percentage of total revenue and in absolute dollars for both periods presented, was primarily due to increases in bad debt expense, personnel costs, facility expenditures and patent and proxy services.

        Amortization of Intangible Assets. Amortization of intangible assets represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Under the Company's accounting policies, intangible assets as of July 31, 2000, including goodwill, are being amortized over the estimated useful life of four to five-year periods. The Company assesses the recoverability of goodwill by determining whether the amortized asset over its useful life may be recovered through estimated useful cash flows. Amortization of intangible assets charged to operations in the third quarter of fiscal 2000 was $3.7 million and for the first nine months of fiscal 2000 was $11.0 million. Amortization of intangible assets for the third quarter fiscal 1999 was $3.0 million and for the first nine months of fiscal 1999 was $4.4 million.

        In-process Research and Development. The Company incurred in-process research and development charges of $1.8 million in the first nine months of fiscal 2000 related to the acquisition of Leda. The purchase price totaled $7.7 million, including cash payments of $7.5 million. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to developed technology, workforce and goodwill are being amortized on a straight-line basis over a five-year period. Approximately $1.8 million was allocated to in-process research and development and charged to operations because the acquired technology had not reached technological feasibility and had no alternative uses. The in-process research and development projects were estimated to be approximately 71% complete in the aggregate, and the expected aggregate cost to complete the projects was estimated at $0.6 million. During the valuation process, core developed technology was identified in addition to the in-process research and development projects. The core developed technology was valued separately using a discount rate of 20% and is being amortized over its estimated useful life. The fair value of the in-process technology was based on a discounted cash flow model, similar to the traditional "Income Approach," which discounts expected future cash flows to present value, net of tax.

        In discounting the estimated cash flows, a discount rate of 30% was used, based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects, expected incremental revenues and expenses associated with the projects utilizing the acquired technology, and risks and uncertainties in incorporating the acquired technology into the Company's development projects. In developing cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the technology. Projected annual revenues for the in-process research and development projects were assumed to ramp up initially and decline significantly at the end of the in-process technology's economic life. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology. Gross profit percentage and tax rates were assumed to approximate the Company's corporate gross profit percentage average and its effective tax rate. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology.

        As of July 31, 2000, the Company's research and development expenditures since the acquisition of Leda in fiscal 2000 have not differed materially from expectations. The projections the Company used in performing its valuations with respect to each acquisition are still valid in all material respects; however, there can be no assurance that the projected results will be achieved. With respect to the Company's acquisitions completed in fiscal 1999, management believes that the projections the Company used in performing its valuations with respect to each acquisition are still valid, in all material respects, however, there can be no assurance that the projected results will be achieved. Management expects to continue the development of each project and believes that there is a reasonable chance of successfully completing such development efforts. However, there is risk associated with the completion of the in-process projects and there can be no assurance that any project will meet with either technological or commercial success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of other intangible assets acquired may become impaired. The risks associated with the research and development are still considered high and no assurance can be made that upcoming products will meet market expectations.

        Other Income, net. Other income, net for the third quarter of fiscal 2000 decreased 6.4% to $8.8 million from $9.4 million in the third quarter of fiscal 1999 and decreased as a percentage of total revenue to 3.8% from 4.5%. For the first nine months of fiscal 2000, other income, net was $27.4 million, compared to $27.6 million for the comparable period in fiscal 1999. Other income, net decreased as a percentage of total revenue to 4.2% in the first nine months of fiscal 2000 from 4.8% for the comparable period in fiscal 1999. The decrease is due to less income generated from the sale of long-term investments, which was partially offset by higher interest income for the fiscal 2000 periods presented compared to fiscal 1999 periods.

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

        The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at July 31, 2000. In accordance with the Company's investment policy, all investments mature in fifteen months or less.

Principal (Notional) Amounts in U.S. Dollars:

                                           Carrying        Average
(in thousands, except interest rates)       Amount      Interest Rate
                                           --------     -------------
Cash equivalents- fixed rate               $ 61,802           6.00%
Short-term investments - fixed rate         195,103           4.60%
                                           --------
    Total investment securities            $256,905           4.94%
Money market funds - variable rate          331,931           4.62%
                                           --------
  Total interest bearing instruments       $588,836           4.76%
                                           ========

        Foreign Currency Risk. At the present time, the Company hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and does not generally hedge anticipated foreign currency cash flows. Hedging activities are undertaken by the Company and are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon estimations of intercompany balances denominated in various currencies, primarily the Japanese yen and the Euro. The Company had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $52.9 million. These contracts were denominated in currencies that approximated the fair value of such contracts and their underlying transactions as of July 31, 2000. There can be no assurance in the future that these hedging transactions will be effective.

        The following table provides information about the Company's foreign exchange forward contracts at July 31, 2000. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at July 31, 2000. These forward contracts mature in approximately thirty days.

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in
 U.S. Dollars Related to Intercompany Balances:

                                                                          Contract
(in thousands, except for average contract rates)              Amount       Rate
                                                             ---------    --------
Forward Contract (Notional Value)
    Japanese yen                                             $  35,955     108.47
    Euro                                                        16,913     1.0643

        The unrealized gains/losses on the outstanding forward contracts at July 31, 2000 are expected to be substantially offset by the effect of the changes on the underlying transactions.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments were $646.1 million, a decrease of $63.3 million from October 31, 1999. The decrease is primarily a result of cash outflows for investing and financing activities, mainly repurchase of treasury stock of $211.3 million, capital expenditures of $45.2 million, purchases of long-term investments of $9.5 million and cash paid on debt obligations of $14.0 million. These outflows were partially offset by cash generated by operations of $168.5 million and through investing and financing activities, mainly the exercise of stock options and purchases of stock through the employee stock purchase plan of $47.0 million and proceeds from the sale of long-term investments of $11.5 million.

        Accounts receivable increased 37% from $130.3 million at October 31, 1999 to $178.5 million at July 31, 2000. Days sales outstanding in receivables remained flat at 70 days as of July 31, 2000 compared to April 30, 2000.

        The Company's management believes that its current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000 READINESS

        The failure of a computer program to accurately recognize and process date information beginning on January 1, 2000 is referred to as a "Year 2000 problem." The Company completed its project to address potential Year 2000 problems as scheduled. As a result, the possibility of significant interruptions of normal operations has been reduced. As of July 31, 2000, to the Company's knowledge, the Company's products and computing and communications infrastructure systems have not experienced significant Year 2000 problems. The Company is not aware that any of its major vendors or service providers have experienced significant Year 2000 problems. Accordingly, the Company believes its critical internal systems will not be subject to Year 2000 problems. However, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems that might be affected by Year 2000 problems and lack of certainty as to the Year 2000 compliance status of third parties whose systems or operations could affect the Company.

EUROPEAN MONETARY UNIT

        Synopsys sales to European customers are primarily U.S.-dollar based. Given the growing role of the European Monetary Unit (EMU) to our customers residing in the European union we have selected the Euro as the functional currency for our European treasury center. Our information systems are capable of functioning in multiple currencies.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        We have recently introduced a new type of license, and our product license mix is changing. On July 31, 2000, we announced the introduction of Technology Subscription Licenses (TSLs), and beginning in the fourth quarter of fiscal 2000 we have focused on selling TSLs and perpetual licenses. TSLs have replaced our Time-Based Licenses and Term-Value Licenses. Synopsys believes that the introduction of TSLs will have significant benefits for the Company, although it is possible that these will not materialize. There is a risk that customers will find the introduction of a new form of license confusing, that pricing will not improve as expected, that we will remain dependent upon large end-of-the quarter transactions, that customers will change their purchasing patterns in response to the new license type, that our selling efforts in coming quarters could be disrupted, and that the transition to the new form of license could cause us to incur unanticipated administrative and other costs. In any such event, our revenue and earnings for a quarter could be below our expectations.

        Over the past three quarters our product license mix has shifted significantly from perpetual licenses to time based licenses. Our current expectation is that approximately 75 percent of our new product orders will be for TSLs and approximately 25 percent will be for perpetual licenses, in each case plus or minus 5 percent. Although TSLs represent a potential source of renewable license revenue, there is also a risk that customers will not renew their licenses at the end of the term. In addition, since a three year TSL generally costs less than a perpetual license, there is a risk that customers who purchase TSLs may spend less in the aggregate, over the term of the license, than if they had been required to purchase perpetual licenses. Moreover, our projection as to the 75-25 mix of TSLs and perpetual licenses may not turn out to be accurate. If customers purchase fewer perpetual licenses than we anticipate, our revenue from new license sales could be below our projections.

        The replacement of time-based licenses by subscription licenses will impact our reported revenue, and we expect reported revenue to decline in the fourth quarter of fiscal 2000, as compared to both the fourth quarter of fiscal 1999 and the third quarter of fiscal 2000. Under a subscription license, relatively little revenue is recognized during the quarter it is shipped, and the rest goes into backlog to be recognized over the term of the license. Under the old form of time-based license, generally all license revenue has been recognized in the quarter it is shipped, with relatively little going into backlog. Therefore, an order for subscription licenses will result in much less current-quarter revenue than an equal-sized order for the old form of time-based license.

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

        - In May 2000 we released Physical Compiler, a new product that is intended to address the design challenges of the most advanced ICs. We expect that over a period of 3-5 years a significant portion of licensees of Design Compiler, our principal logic synthesis product, will upgrade to Physical Compiler. As a consequence of this transition, revenue from Design Compiler will peak and then decline, although the financial period of the peak and the rate of decline are impossible to predict. In addition, the introduction of Physical Compiler may lengthen the sales cycle, as customers take time to evaluate the new product, and in the meantime may defer or reduce their purchases of existing products.

        - Accounting rules approved by the SEC dictate when we recognize revenue from our product licenses and service engagements. The specific terms agreed to with a customer may have the effect of requiring revenue to be recognized ratably over the term of the agreement, upon shipment of the product or at the end of the term of the agreement. As a result, for a given quarter it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet our revenue and/or earnings plan even though orders are under plan, because of revenue produced by backlog and deferred revenue. The rules relating to software revenue recognition are frequently modified or augmented by interpretations issued by the SEC or by groups operating with its approval, sometimes without advance notice. The effect of such modification and interpretations on our revenue cannot be predicted, but could be significant.


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

        In order to sustain revenue growth over the long term, we will have to introduce new products that are accepted by a broad range of customers and to significantly expand our consulting services business. Product success is difficult to predict. The introduction of new products and growth of a market for such products cannot be assured. In the past we have introduced new products that failed to meet our revenue expectations. Expanding revenue from consulting services will require us to recruit, hire and train a large number of skilled employees, and to implement management controls on bidding and executing on consulting engagements. The consulting business is significantly different from the software business, however, and increasing consulting orders and revenue while achieving an adequate level of profit can be difficult. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

        Businesses We Acquire May Not Perform as Projected. We have acquired or merged with a number of companies in recent years, including EPIC Design Technology, Inc., Viewlogic, Systems Science, Inc., Everest, Gambit, Smartech, Stanza, Apteq, Leda and The Silicon Group, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, delays and other problems of integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, possible adverse effects on customer buying patterns due to uncertainties resulting from an acquisition, and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to Synopsys, there is no assurance that any individual acquisition will have the projected effect on our performance.

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

        Fluctuations in International Economies Could Adversely Affect Our Performance. A significant portion of our revenue is derived from outside the United States, and thus there is a risk that our revenue and earnings could be reduced as a result of changes in foreign currency exchange rates and regional or worldwide economic weakness or political instability. Although revenue from Japan has strengthened recently, revenue from Japan and the rest of Asia could decline if the Japanese economy remains weak. In addition, weakness or significant fluctuations in the value of the yen could adversely affect revenue from Japan.

        Our Success Depends on Recruiting and Retaining Key Personnel. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, with significant start-up activity, and our headquarters is in Silicon Valley, where skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA engineers, and the competition for such individuals is intense. Experience at Synopsys is highly valued in the EDA and semiconductor industries, and our employees are recruited aggressively by our competitors and by start-up companies. Our salaries are competitive in the market, but under certain circumstances, start-up companies can offer more attractive stock option packages. As a result, we have experienced, and may continue to experience, significant employee turnover. There can be no assurance that we will continue to recruit and retain highly qualified technical and managerial personnel. Failure to successfully recruit and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

        Dependence on Proprietary Technology. Our success is dependent, in part, upon our proprietary technology and the intellectual property (IP) rights relating thereto. There can be no assurance that our competitors will not independently develop or acquire similar technology. We rely on license and confidentiality agreements with customers, collaborators, employees, vendors and consultants to protect our proprietary technology. There can be no assurance that these agreements or relevant IP laws will not be breached, or that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known. Failure to obtain or maintain patent, copyright or trade secret protection, for any reason, could have a material adverse effect on our business, financial condition and results of operations.

        Fixed Operating Expenses. We expect to continue to increase certain operating expenses in an effort to generate and support continued growth in revenue. If we were unsuccessful in generating such revenue, our business, financial condition and results of operations could be materially adversely affected. Net income in a given quarter or fiscal year may be disproportionately affected by a reduction in revenue growth because only a small portion of our expenses varies with revenue.

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

          27.1    Financial Data Schedule

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


                                       SYNOPSYS, INC.

                                       By: /s/ Richard Rowley
                                          -------------------------------------
                                          Richard Rowley
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                                          Date: September 12, 2000

                               INDEX TO EXHIBITS


     (a.) Exhibits

          27.1    Financial Data Schedule