Form 10-K/A
period 2000-10-31
SYNOPSYS INC
filed 2001-02-13
CIK 883241

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

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

                                ----------------

                         PREFERRED SHARE PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 2, 2001, was approximately $2,118,964,635.

     On January 2, 2001, approximately 61,371,640 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Notice of Annual Meeting and Proxy Statement for the registrant's annual meeting of stockholders to be held on April 6, 2001 are incorporated by reference into Part III hereof.

================================================================================

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 is being filed in order to correct an error contained on the cover page of the Annual Report in the number of outstanding shares of the Registrant as of January 2, 2001 and in the aggregate market value of voting stock held by non-affiliates as of such date. The corrected information is given on the cover page of this Amendment.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, State of California, on this 13th day of February, 2001.

                                        SYNOPSYS, INC.

                                        By: /s/ ROBERT B. HENSKE
                                           -------------------------------------
                                           Robert B. Henske
                                           Senior Vice President,
                                           Finance and Operations,
                                           and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                    TITLE                     DATE
---------                                    -----                     ----
/s/ AART J. DE GEUS*               Chief Executive Officer       February 13, 2001
--------------------------------     (Principal Executive
Aart J. de Geus                    Officer) and Chairman of
                                    the Board of Directors

/s/ CHI-FOON CHAN*                 President, Chief Operating    February 13, 2001
--------------------------------      Officer and Director
Chi-Foon Chan

/s/ ANDY D. BRYANT*                        Director              February 13, 2001
--------------------------------
Andy D. Bryant

/s/ DEBORAH A. COLEMAN*                    Director              February 13, 2001
--------------------------------
Deborah A. Coleman

/s/ HARVEY C. JONES, JR.*                  Director              February 13, 2001
--------------------------------
Harvey C. Jones, Jr.

/s/ WILLIAM W. LATTIN*                     Director              February 13, 2001
--------------------------------
William W. Lattin

/s/ A. RICHARD NEWTON*                     Director              February 13, 2001
--------------------------------
A. Richard Newton

/s/ SASSON SOMEKH*                         Director              February 13, 2001
--------------------------------
Sasson Somekh

/s/ STEVEN C. WALSKE*                      Director              February 13, 2001
--------------------------------
Steven C. Walske

*/s/ ROBERT B. HENSKE
--------------------------------
By: Robert B. Henske,
    Attorney-in-fact