Form 10-K/A
period 2000-10-31
SYNOPSYS INC
filed 2001-02-23
CIK 883241

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                               AMENDMENT NO. 2 TO

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

                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE
     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K. The Registrant will also include this information in its proxy statement for its 2001 Annual Meeting of Stockholders anticipated to be held on or about April 20, 2001. The Registrant expects to file such proxy statement with the Securities and Exchange Commission on or about March 2, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the current directors of the Company, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were selected as directors or nominees and their ages as of December 31, 2000.

                                                                        YEAR FIRST
                            NAME                              AGE    ELECTED DIRECTOR
                            ----                              ---    ----------------
Aart J. de Geus.............................................  46                1986
Andy D. Bryant..............................................  50                1999
Chi-Foon Chan...............................................  51                1998
Deborah A. Coleman..........................................  47                1995
Harvey C. Jones, Jr. .......................................  47                1987
William W. Lattin...........................................  60                1995
A. Richard Newton...........................................  49          1987; 1995
Sasson Somekh...............................................  54                1999
Steven C. Walske............................................  48                1991

BACKGROUND OF DIRECTORS

     DR. AART J. DE GEUS co-founded Synopsys and currently serves as Chief Executive Officer and Chairman of the Board of Directors. Since the inception of Synopsys in December 1986 he has held a variety of positions including Senior Vice President of Engineering and Senior Vice President of Marketing. From 1986 to 1992 Dr. de Geus served as Chairman of the Board. He served as President from 1992 to 1998. Dr. de Geus has served as Chief Executive Officer since January 1994 and has held the additional title of Chairman of the Board since February 1998. He has served as a Director since 1986. From 1982 to 1986 Dr. de Geus was employed by General Electric Corporation, where he was the Manager of the Advanced Computer-Aided Engineering Group. Dr. de Geus holds an M.S.E.E. from the Swiss Federal Institute of Technology in Lausanne, Switzerland and a Ph.D. in electrical engineering from Southern Methodist University.

     ANDY D. BRYANT has been a Director of Synopsys since January 1999 and currently serves as Executive Vice President and Chief Financial and Enterprise Services Officer of Intel Corporation, with responsibility for financial operations, human resources, information technology and e-business functions and activities worldwide. Mr. Bryant joined Intel in 1981 as Controller for the Commercial Memory Systems Operation and in 1983 became Systems Group Controller. In 1987 he was promoted to Director of Finance for the corporation and was appointed Vice President and Director of Finance of the Intel Products Group in 1990. Mr. Bryant became CFO in February of 1994 and was promoted to Senior Vice President in January 1999. Mr. Bryant expanded his role to Chief Financial and Enterprise Services Officer in December 1999. He was promoted to Executive Vice President in January 2001. Prior to joining Intel, he held positions in finance at Ford Motor Company and Chrysler Corporation. Mr. Bryant holds a B.A. in economics from the University of Missouri and an M.B.A. in finance from the University of Kansas.

     DR. CHI-FOON CHAN joined Synopsys as Vice President of Application Engineering & Services in May 1990. Since April 1997 he has served as Chief Operating Officer and since February 1998 he has held the additional title of President. Dr. Chan also became a Director of the Company in February 1998. From September 1996 to February 1998 he served as Executive Vice President, Office of the President. From February 1994 until April 1997 he served as Senior Vice President, Design Tools Group and from October 1996 until April 1997 as Acting Senior Vice President, Design Reuse Group. Additionally, he has held the titles of Vice President, Engineering and General Manager, DesignWare Operations and Senior Vice President, Worldwide Field Organization. From March 1987 to May 1990, Dr. Chan was employed by NEC Electronics, where his last position was General Manager, Microprocessor Division. From 1977 to 1987, Dr. Chan held a number of senior engineering positions at Intel Corporation. Dr. Chan holds an M.S. and Ph.D. in computer engineering from Case Western Reserve University.

     DEBORAH A. COLEMAN has been a Director of Synopsys since November 1995. Ms. Coleman is co-founder and currently General Partner of SmartForest Ventures in Portland, Oregon. Ms. Coleman has been Chairman of the Board of Merix Corporation, a manufacturer of printed circuit boards, since May 1994, when it was spun off from Tektronix, Inc. She also served as Chief Executive Officer of Merix from May 1994 to September 1999 and as President from March 1997 to September 1999. Ms. Coleman joined Merix from Tektronix, a diversified electronics corporation, where she served as Vice President of Materials Operations, responsible for worldwide procurement, distribution, component engineering and component manufacturing operation. Prior to joining Tektronix in November 1992, Ms. Coleman was with Apple Computer, Inc. for eleven years, where she held several executive positions, including Chief Financial Officer, Chief Information Officer and Vice President of Operations. She is a Director of Applied Materials, Inc., a manufacturer of semiconductor fabrication equipment.

     HARVEY C. JONES, JR. has been a Director of Synopsys since December 1987. Mr. Jones joined the Company in December 1987 and served as President and Chief Executive Officer through December 1992. From December 1992 through January 1994 Mr. Jones served as Chairman of the Board and Chief Executive Officer. Mr. Jones continued as Chairman until his retirement in February 1998. Prior to joining Synopsys, Mr. Jones served as President and Chief Executive Officer of Daisy Systems Corporation, a company he co-founded in 1981. Mr. Jones began his career at Calma, a first-generation computer aided design company acquired by General Electric, where his last position was Vice President, Business Development. Mr. Jones is a director of Remedy Corporation, an enterprise software company, NVIDIA Corporation, a 3-D graphics processor company, and Numerical Technologies, Inc., a subwavelength circuit intellectual property company. As an active venture investor, Mr. Jones also serves on numerous private boards of directors. Mr. Jones holds a B.S. in mathematics and computer sciences from Georgetown University, and an M.S. from MIT's Sloan School of Management.

     DR. WILLIAM W. LATTIN has been a Director of Synopsys since July 1995. Dr. Lattin joined Synopsys in February 1994 in connection with Synopsys' merger with Logic Modeling Corporation ("LMC"). He served as Executive Vice President from July 1995 to October 1999 and continued as an employee on a part-time basis through August 2000. From October 1994 to July 1995 he served as Senior Vice President, Corporate Marketing, and from February 1994 until October 1994 as Senior Vice President, Logic Modeling Group. From December 1992 to February 1994, Dr. Lattin served as President, Chief Executive Officer and Director of LMC, and from May 1992 to December 1992 he served as Chairman of the Board and Chief Executive Officer of LMC. From 1986 to 1992, Dr. Lattin served as Chairman of the Board of Directors, President and Chief Executive Officer of Logic Automation Inc., a predecessor of LMC. From 1975 to 1986, Dr. Lattin was employed by Intel Corporation where his last position was Vice President and General Manager of the Intel Systems Group. From 1969 to 1975, Dr. Lattin held a number of senior level positions at Motorola, Inc. Dr. Lattin holds a B.S.E.E. and an M.S.E.E. from the University of California at Berkeley, and a Ph.D. in electrical engineering from Arizona State University. Dr. Lattin is a Director of Adexa, Inc., a developer of internet collaboration software, FEI Company, a supplier of semiconductor equipment, EasyStreet Online Services, an internet service provider, Merix Corporation, a manufacturer of printed circuit boards, and WebCriteria, a producer of web analysis products and services. He also serves as a Trustee of the Oregon Graduate Institute.

     DR. A. RICHARD NEWTON has been a Director of Synopsys since January 1995. Previously, Dr. Newton was a Director of Synopsys from January 1987 to June 1991. Dr. Newton has been a Professor of Electrical Engineering and Computer Sciences at the University of California at Berkeley since 1979 and is currently Dean of the College of Engineering. From July 1999 to June 2000, Dr. Newton was Chair of the Electrical Engineering and Computer Sciences Department. Since 1988 Dr. Newton has acted as a Venture Partner with Mayfield Fund, a venture capital partnership, and has contributed to the evaluation and development of over two dozen new companies. From November 1994 to July 1995 he was acting President and Chief Executive Officer of Silicon Light Machines, a private company which is developing display systems based on the application of micromachined silicon light-valves.

     DR. SASSON SOMEKH has been a Director of Synopsys since January 1999. He is Executive Vice President of Applied Materials, Inc., a manufacturer of semiconductor fabrication equipment. From December 1993 to

November 2000, Dr. Somekh served as Senior Vice President. Dr. Somekh served as Group Vice President from 1990 to 1993. Prior to that, he was a divisional Vice President. Dr. Somekh joined Applied Materials in 1980 as a Project Manager. Dr. Somekh is a director of Scitex Corporation Ltd., which provides digital imaging products and services for graphics communication.

     STEVEN C. WALSKE has been a Director of Synopsys since December 1991. Mr. Walske has been Chief Business Strategist of Parametric Technology Corporation, a supplier of software products for mechanical computer aided engineering, since June 2000 and served as Chairman, Chief Executive Officer and a Director from August 1994 until June 2000. From December 1986 to August 1994 Mr. Walske served as President and Chief Executive Officer of that company.

     There are no family relationships among any executive officers, directors or persons chosen or nominated to become executive officers or directors of the Company.

DIRECTORS' COMPENSATION

     During fiscal 2000, each non-employee Board member was paid an annual retainer of $8,000, and $1,000 for each Board or Board Committee meeting attended, plus expenses.

     In addition, non-employee Board members receive automatic option grants under the 1994 Non-Employee Directors Stock Option Plan (the "Directors Plan"). As of the date of this Proxy, all seven non-employee Board members were eligible to participate in the Directors Plan.

     During fiscal 2000, Mr. Walske, Dr. Newton, Mr. Jones, Ms. Coleman, Mr. Bryant and Dr. Somekh each received automatic grants of options to purchase 10,000 shares of Common Stock at an exercise price of $39.875 per share for Board service during the year. In addition, during fiscal 2000, Messrs. Walske, Newton, Jones and Bryant each received options to purchase 5,000 shares of Common Stock and Ms. Coleman and Dr. Somekh each received options to purchase 10,000 shares of Common Stock, for service on Board Committees, at an exercise price of $39.875. Messrs. Walske, Jones, and Bryant and Dr. Newton all received an option to purchase 2,916 shares at an exercise price of $36.25 for service on the Corporate Governance Committee during fiscal 2000. Dr. Lattin received options to purchase 5,833 shares and 2,916 shares at an exercise price of $34.25 and an option to purchase 2,916 shares at an exercise price of $36.25 for Board and committee service during fiscal 2000.

BACKGROUND OF EXECUTIVE OFFICERS

     Information regarding executive officers of the Company is included in Part I of this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and greater than ten percent beneficial owners of its stock to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of the Forms 3, 4 and 5 received by the Company and/or written representations from certain reporting persons, the Company believes that each of its directors, officers and greater than ten percent beneficial owners of its stock during the fiscal year ended October 28, 2000 have complied with all filing requirements applicable to such persons, except due to a clerical error on the part of the Company, Form 5's relating to the grant of options for committee service to directors William Lattin, Andy Bryant, Harvey Jones, Richard Newton and Steve Walske, were filed late and the Form 3 for Richard Rowley, Corporate Controller of the Company, was also filed late.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

     The following table sets forth the compensation earned by the (i) Company's Chief Executive Officer, (ii) each of the other four most highly compensated executive officers whose compensation for fiscal 2000 exceeded $100,000, and
(iii) the two other individuals who would have been among the four other most highly compensated executive officers had they been employed as executive officers at the end of fiscal 2000 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                       COMPENSATION:
                                                      ANNUAL            SECURITIES
                                                  COMPENSATION($)         AWARDS         ALL OTHER
                                                -------------------     UNDERLYING      COMPENSATION
         NAME AND POSITION           YEAR(1)    SALARY     BONUS(3)     OPTIONS(#)         ($)(4)
         -----------------           -------    -------    --------    -------------    ------------
Aart J. de Geus....................   2000      430,769    600,000        731,000          1,855
  Chief Executive Officer and         1999      375,000    681,690        254,700          1,953
  Chairman of the Board               1998      362,118    391,000        150,000          1,863
Chi-Foon Chan......................   2000      430,769    600,000        623,000          2,493
  President and                       1999      375,000    681,690        199,200          1,653
  Chief Operating Officer             1998      329,615    363,000        125,000          1,758
Vicki L. Andrews...................   2000      287,500    568,256        179,000          9,826
  Senior Vice President
  World Wide Sales
Robert B. Henske...................   2000(2)   175,000    232,000        340,000            160
  Senior Vice President and
  Chief Financial Officer
Steven K. Shevick..................   2000      236,154    145,984        100,000          1,833
  Vice President, Investor
     Relations and Legal, General
     Counsel
David P. Burow.....................   2000      323,077    202,000        196,000          1,613
  Senior Vice President               1999      250,000    275,000         37,300          2,333
  Internet Design and Services        1998      112,538    116,000        100,000            479
Raul Camposano.....................   2000      376,923    220,000        255,800          2,026
  Senior Vice President and           1999      300,000    300,000         53,000          1,950
  Chief Technical Officer             1998      271,692    136,600         75,000          1,608

---------------
(1) During fiscal 1998 and 1999, the Company had a fiscal year that ended on the last Saturday of September. In July 1999, the Company changed its fiscal year end to the last Saturday in October. As a result, salary data for fiscal 2000 includes the 13 month period ended October 28, 1999.

(2) Mr. Henske commenced employment with the Company on May 10, 2000.

(3) Includes amounts paid in the subsequent fiscal year in respect of services rendered during the fiscal year for which information is provided.

(4) Amounts in this column reflect premiums paid for group term life insurance, Synopsys 401(k) contributions and, in the case of Ms. Andrews only, car allowances.

STOCK OPTION GRANTS

     The following table sets forth further information regarding individual grants of options for Synopsys' Common Stock during fiscal 2000 for each of the Named Executive Officers. All grants for each of the Named Executive Officers were made pursuant to Synopsys' 1992 Stock Option Plan (the "1992 Plan") or 1998 Nonstatutory Stock Plan (the "1998 Plan"). In accordance with the rules of the Securities and Exchange Commission (the "SEC"), the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of Synopsys Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved. No stock appreciation rights were granted to such officers during fiscal 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE VALUE
                           NUMBER OF      PERCENT OF                                  AT ASSUMED ANNUAL RATES OF
                           SECURITIES   TOTAL OPTIONS                                  STOCK PRICE APPRECIATION
                           UNDERLYING      GRANTED        EXERCISE OR                     FOR OPTION TERM($)
                            OPTIONS      TO EMPLOYEES     BASE PRICE     EXPIRATION   ---------------------------
          NAME             GRANTED(1)   FISCAL 2000(2)     ($/SHARE)        DATE           5%            10%
          ----             ----------   --------------   -------------   ----------   ------------   ------------
Aart J. de Geus..........   731,000          4.33        32.25 - 59.38   10/27/09 -    18,204,141     46,132,868
                                                                            8/02/10
Chi-Foon Chan............   623,000          3.69        32.25 - 59.38   10/27/09 -    15,706,643     39,803,718
                                                                            8/02/10
Vicki L. Andrews.........   179,000          1.06        32.25 - 56.13   10/25/09 -     4,127,612     10,460,180
                                                                            8/02/10
Robert B. Henske.........   340,000          2.02        32.25 - 39.44   04/14/10 -     7,799,866     19,766,391
                                                                           08/02/10
Steven K. Shevick........   100,000           .59        32.25 - 56.13   10/25/09 -     2,380,759      6,033,311
                                                                           08/02/10
David P. Burow...........   196,000          1.16        32.25 - 59.38   10/27/09 -     4,730,034     11,986,836
                                                                            8/02/10
Raul Camposano...........   255,800          1.52        32.25 - 59.38   10/27/09 -     6,248,406     15,834,688
                                                                            8/02/10

---------------
(1) Sum of all option grants made during fiscal year to such person. Except for two grants made to Dr. de Geus and Dr. Chan, options become exercisable ratably in a series of monthly installments over a four-year period from the grant date, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of service. During fiscal 2000, Dr. de Geus and Dr. Chan were granted options to purchase 380,000 and 290,000 shares, respectively, at an exercise price of $32.25. Such options vest ratably over a four-year period following the grant date, but are not exercisable unless and until the closing price of the Company's Common Stock exceeds $43.80 per share for Dr. de Geus and $45.59 per share for Dr. Chan.

(2) Based on aggregate options to acquire 16,869,995 shares of Synopsys Common Stock granted in fiscal 2000.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth, for each of the Named Executive Officers, each exercise of stock options during fiscal 2000 and the year-end value of unexercised options.

     No stock appreciation rights were exercised during such fiscal year by the Named Executive Officers, and no stock appreciation rights were outstanding at the end of the fiscal year.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                            NUMBER OF UNEXERCISED         VALUE OF IN-THE-MONEY
                                 SHARES        VALUE          OPTIONS AT FY-END          OPTIONS AT FY-END($)(2)
                                ACQUIRED     REALIZED    ---------------------------   ---------------------------
            NAME               ON EXERCISE    ($)(1)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               -----------   ---------   -----------   -------------   -----------   -------------
Aart J. de Geus..............        --             --     613,663        923,037       1,202,344       285,000
Chi-Foon Chan................    60,000      2,018,141     254,962        770,238          82,712       270,144
Vicki L. Andrews.............     4,267        128,742      16,806        177,360           9,048        95,284
Robert B. Henske.............        --             --          --        340,000              --       105,000
Steven K. Shevick............        --             --      35,716        108,784          39,394        42,418
David P. Burow...............    15,536        530,203     142,007        240,548       1,149,399        75,000
Raul Camposano...............    21,653        631,706      82,289        315,452          40,247       115,631

---------------
(1) Market value at exercise less exercise price.

(2) Market value of underlying securities on October 27, 2000 ($33.00) minus the exercise price.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

     Under the 1992 Plan, in the event of certain changes in the ownership or control of the Company involving a "Corporate Transaction," which includes an acquisition of the Company by merger or asset sale, all outstanding options under the 1992 Plan will automatically become exercisable, unless the option is assumed by the successor corporation (or parent thereof) or replaced by a comparable option to purchase shares of the capital stock of the successor corporation (or parent thereof).

     In addition, in the event of a successful hostile tender offer for more than 50% of the Company's outstanding Common Stock or a change in the majority of the Board as a result of one or more contested elections for Board membership, the Compensation Committee has the authority to provide for the acceleration of vesting of the shares of Common Stock subject to outstanding options under the 1992 Plan.

     Synopsys has entered into Employment Agreements, effective October 1, 1997, with its Chief Executive Officer and its President and an Employment Agreement with its Chief Financial Officer, effective May 10, 2000. Each Employment Agreement provides that if the executive is terminated involuntarily other than for cause within 24 months of a change of control, (a) the executive will be paid an amount equal to two times the sum of the executive's annual base pay plus target cash incentive, plus the cash value of the executive's health benefits for the next 18 months and (b) all stock options held by the executive will immediately vest in full. If the executive is terminated involuntarily other than for cause in any other situation, the executive will receive a cash payment equal to the sum of the executive's annual base pay for one year plus target cash incentive for such year, plus the cash value of the executive's health benefits for twelve months. The terms "involuntary termination," "cause" and "change of control" are defined in each Employment Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of January 2, 2001 by (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock on that date, (ii) each director, (iii) each of the Named Executive Officers and (iv) all directors and current executive officers as a group.

                                                              SHARES OF COMMON STOCK
                                                                BENEFICIALLY OWNED
                                                              -----------------------
                                                                           PERCENTAGE
                NAME OF BENEFICIAL OWNER(1)                    NUMBER      OWNERSHIP
                ---------------------------                   ---------    ----------
Fidelity Management & Research..............................  8,435,760(2)   13.75%
  82 Devonshire Street
  Boston, Massachusetts 02109
J. & W. Seligman & Co. Incorporated.........................  5,197,855(2)    8.47%
  100 Park Avenue, 8th Floor
  New York, NY 10017
Vicki L. Andrews............................................     42,072(3)       *
Andy D. Bryant..............................................     53,749(4)       *
David P. Burow..............................................    178,227(5)       *
Raul Camposano..............................................    143,067(6)       *
Chi-Foon Chan...............................................    401,475(7)       *
Deborah A. Coleman..........................................     93,000(8)       *
Aart J. de Geus.............................................  1,061,006(9)    1.71%
Robert B. Henske............................................     30,416(10)       *
Harvey C. Jones, Jr. .......................................    116,513(11)       *
William W. Lattin...........................................    164,496(12)       *
A. Richard Newton...........................................     75,994(13)       *
Steven K. Shevick...........................................     52,122(14)       *
Sasson Somekh...............................................     73,333(15)       *
Steven C. Walske............................................     76,116(16)       *
All directors and current executive officers as a group (12
  persons)..................................................  2,240,292(17)    3.55%

---------------
  *  Less than 1%

 (1) The persons named in the table above have sole voting and investment power with respect to all shares of the Company's Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes of this table.

 (2) Based upon filings made with the Securities and Exchange Commission.

 (3) Includes options to purchase 41,462 shares of Synopsys Common Stock exercisable by Ms. Andrews within 60 days of January 2, 2001.

 (4) Comprised of options to purchase 53,749 shares of Synopsys Common Stock exercisable by Mr. Bryant within 60 days of January 2, 2001.

 (5) Includes options to purchase 157,271 shares of Synopsys Common Stock exercisable by Mr. Burow within 60 days of January 2, 2001.

 (6) Includes options to purchase 132,600 shares of Synopsys Common Stock exercisable by Dr. Camposano within 60 days of January 2, 2001.

 (7) Includes options to purchase 370,145 shares of Synopsys Common Stock exercisable by Dr. Chan within 60 days of January 2, 2001.

 (8) Comprised of options to purchase 93,000 shares of Synopsys Common Stock exercisable by Ms. Coleman within 60 days of January 2, 2001.

 (9) Includes options to purchase 748,376 shares of Synopsys Common Stock exercisable by Dr. de Geus within 60 days of January 2, 2001. Excludes 11,000 shares held by Dr. de Geus' spouse, as to which he disclaims beneficial ownership.

(10) Includes options to purchase 20,416 shares of Synopsys Common Stock exercisable by Mr. Henske within 60 days of January 2, 2001

(11) Includes options to purchase 63,916 shares of Synopsys Common Stock exercisable by Mr. Jones within 60 days of January 2, 2001.

(12) Includes options to purchase 47,001 shares of Synopsys Common Stock exercisable by Dr. Lattin within 60 days of January 2, 2001.

(13) Includes options to purchase 70,916 shares of Synopsys Common Stock exercisable by Dr. Newton within 60 days of January 2, 2001.

(14) Includes options to purchase 50,715 shares of Synopsys Common Stock exercisable by Mr. Shevick within 60 days of January 2, 2001.

(15) Includes options to purchase 60,833 shares of Synopsys Common Stock exercisable by Dr. Somekh within 60 days of January 2, 2001.

(16) Includes options to purchase 75,916 shares of Synopsys Common Stock exercisable by Mr. Walske within 60 days of January 2, 2001.

(17) Includes options to purchase 1,696,445 shares of Synopsys Common Stock exercisable by directors and current executive officers within 60 days of January 2, 2001. Excludes 11,000 shares held by Dr. de Geus' spouse, as to which he disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, State of California, on this 23rd day of February, 2001.

                                          SYNOPSYS, INC.

                                          By:     /s/ ROBERT B. HENSKE
                                            ------------------------------------
                                                      Robert B. Henske
                                             Senior Vice President, Finance and
                                                         Operations,
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ AART J. DE GEUS*                      Chief Executive Officer     February 23, 2001
-----------------------------------------------------  (Principal Executive Officer)
                   Aart J. de Geus                          and Chairman of the
                                                            Board of Directors

                 /s/ CHI-FOON CHAN*                     President, Chief Operating    February 23, 2001
-----------------------------------------------------      Officer and Director
                    Chi-Foon Chan

                 /s/ ANDY D. BRYANT*                             Director             February 23, 2001
-----------------------------------------------------
                   Andy D. Bryant

               /s/ DEBORAH A. COLEMAN*                           Director             February 23, 2001
-----------------------------------------------------
                 Deborah A. Coleman

              /s/ HARVEY C. JONES, JR.*                          Director             February 23, 2001
-----------------------------------------------------
                Harvey C. Jones, Jr.

               /s/ WILLIAM W. LATTIN*                            Director             February 23, 2001
-----------------------------------------------------
                  William W. Lattin

               /s/ A. RICHARD NEWTON*                            Director             February 23, 2001
-----------------------------------------------------
                  A. Richard Newton

                 /s/ SASSON SOMEKH*                              Director             February 23, 2001
-----------------------------------------------------
                    Sasson Somekh

                /s/ STEVEN C. WALSKE*                            Director             February 23, 2001
-----------------------------------------------------
                  Steven C. Walske

*/s/ ROBERT B. HENSKE
-----------------------------------------------------
*By: Robert B. Henske, Attorney-in-fact