Form 10-Q
period 2001-01-31
SYNOPSYS INC
filed 2001-03-20
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2001
                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                        Commission File Number: 0-19807

                             ----------------------

                                 SYNOPSYS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            56-1546236
 ----------------------------                             --------------------
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

             61,026,347 shares of Common Stock as of March 10, 2001

                                 Synopsys, Inc.
                          Quarterly Report on Form 10-Q
                                January 31, 2001

                                Table of Contents

PART I.   FINANCIAL INFORMATION..............................................   3


ITEM 1.   FINANCIAL STATEMENTS...............................................   3
          CONDENSED CONSOLIDATED BALANCE SHEETS..............................   3
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS....................   4
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS....................   5
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...............   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................  14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........  22

PART II.  OTHER INFORMATION..................................................  22


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................  22

SIGNATURES...................................................................  23

PART I

Item 1. Financial Statements

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     JANUARY 31,      OCTOBER 31,
                                                                        2001             2000
                                                                     -----------      -----------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $   199,568      $   153,120
   Short-term investments                                                129,354          282,519
                                                                     -----------      -----------
     Total cash, cash equivalents and short-term investments             328,922          435,639
   Accounts receivable, net of allowances of $10,374, and
     $9,539, respectively                                                145,247          146,449
   Prepaid expenses, deferred taxes and other                             99,352          102,433
                                                                     -----------      -----------
     Total current assets                                                573,521          684,521

Property and equipment, net                                              162,558          157,243
Long-term investments                                                    128,228          126,741
Intangible assets, net                                                    48,014           51,776
Other assets                                                              43,290           30,712
                                                                     -----------      -----------
     Total assets                                                    $   955,611      $ 1,050,993
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                             $    95,506      $   139,290
   Current portion of long-term debt                                       3,520            6,416
   Accrued income taxes                                                   43,032           56,304
   Deferred revenue                                                      220,373          150,654
                                                                     -----------      -----------
     Total current liabilities                                           362,431          352,664

Long-term debt                                                               504              564
Deferred compensation                                                     19,744           14,936
Other liabilities                                                          3,915               --

Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000 shares authorized;
     no shares outstanding                                                    --               --
   Common stock, $.01 par value; 200,000,000 shares authorized;
     60,743,817, and 62,877,288 shares outstanding, respectively             608              629
   Additional paid-in capital                                            561,668          558,716
   Retained earnings                                                     408,042          405,419
   Treasury stock, at cost                                              (438,907)        (329,493)
   Accumulated other comprehensive income                                 37,606           47,558
                                                                     -----------      -----------
     Total stockholders' equity                                          569,017          682,829
                                                                     -----------      -----------
     Total liabilities and stockholders' equity                      $   955,611      $ 1,050,993
                                                                     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         THREE MONTHS ENDED
                                                              JANUARY 31,
                                                          2001           2000
                                                       ---------      ---------
Revenue:
   Product                                             $  39,192      $ 130,549
   Service                                                86,969         86,319
   Subscription license                                   30,993             --
                                                       ---------      ---------
     Total revenue                                       157,154        216,868

Cost of revenue:
   Product                                                 6,685         10,286
   Service                                                19,196         18,599
   Subscription license                                    6,175             --
                                                       ---------      ---------
     Total cost of revenue                                32,056         28,885
                                                       ---------      ---------
Gross margin                                             125,098        187,983

Operating expenses:
   Research and development                               46,221         44,267
   Sales and marketing                                    69,579         66,996
   General and administrative                             16,689         12,249
   Amortization of intangible assets                       4,172          3,521
   In-process research and development                        --          1,750
                                                       ---------      ---------
     Total operating expenses                            136,661        128,783
                                                       ---------      ---------
Operating (loss) income                                  (11,563)        59,200
Other income, net                                         25,481          8,940
                                                       ---------      ---------
Income before provision for income taxes                  13,918         68,140
Provision for income taxes                                 4,454         23,037
                                                       ---------      ---------
Net income                                             $   9,464      $  45,103
                                                       =========      =========

Basic earnings per share                               $    0.15      $    0.64
                                                       =========      =========
Weighted average common shares outstanding                61,901         70,785
                                                       =========      =========

Diluted earnings per share                             $    0.15      $    0.61
                                                       =========      =========
Weighted average common shares and
   dilutive stock options outstanding                    65,243          74,281
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        THREE MONTHS ENDED
                                                                             JANUARY 31,
                                                                       2001             2000
                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $    9,464       $   45,103
   Adjustments to reconcile net income to cash flows
     provided by operating activities:
       Depreciation and amortization                                    15,716           14,302
       Tax benefit associated with stock options                         2,985            8,800
       Provision for doubtful accounts and sales returns                 1,202           (1,912)
       Interest accretion on notes payable                                 188              198
       Deferred taxes                                                       --           (4,359)
       Gain on sale of long-term investments                           (10,411)          (1,969)
       Gain on sale of silicon libraries business                      (10,580)              --
       In-process research and development                                  --            1,750
       Net changes in operating assets and liabilities:
         Accounts receivable                                                --          (23,869)
         Prepaid expenses, deferred taxes and other                     (3,391)          (1,700)
         Other assets                                                   (4,359)          (5,861)
         Accounts payable and accrued expenses                         (47,383)         (18,842)
         Accrued income taxes                                          (13,272)           2,640
         Deferred revenue                                               69,774            9,369
         Deferred compensation                                           4,808            6,577
                                                                    ----------       ----------
           Net cash provided by operating activities                    14,741           30,227

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                             (18,254)         (11,715)
   Purchases of short-term investments                                (515,295)        (597,140)
   Proceeds from sales and maturities of short-term investments        668,460          568,372
   Purchases of long-term investments                                   (6,000)          (7,998)
   Proceeds from sale of long-term investments                          22,814            2,868
   Proceeds from the sale of silicon libraries business                  4,122               --
   Acquisitions, net of cash acquired                                       --           (5,646)
   Intangible assets, net                                                 (410)            (212)
   Capitalization of software development costs                           (250)            (250)
                                                                    ----------       ----------
     Net cash provided by (used in) investing activities               155,187          (51,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt obligations                                         (3,083)          (7,125)
   Issuances of long-term debt                                              --              727
   Issuances of common stock                                            28,234           24,219
   Purchase of treasury stock                                         (144,544)         (82,975)
                                                                    ----------       ----------
     Net cash used in financing activities                            (119,393)         (65,154)

Effect of exchange rate changes on cash                                 (4,087)            (504)
                                                                    ----------       ----------
Net increase (decrease) in cash and cash equivalents                    46,448          (87,152)
Cash and cash equivalents, beginning of period                         153,120          309,394
                                                                    ----------       ----------
Cash and cash equivalents, end of period                            $  199,568       $  222,242
                                                                    ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Synopsys, Inc. ("Synopsys" or the "Company") is a leading supplier of electronic design automation ("EDA") software to the global electronics industry. The Company develops, markets, and supports a wide range of integrated circuit ("IC") design products that are used by designers of advanced ICs, including system-on-a-chip ICs, and the electronic systems (such as computers, cell phones, and internet routers) that use such ICs. The Company also provides consulting services to help its customers improve their IC design processes and, where requested, to assist them with their IC designs.

     The Company has a fiscal year that ends on the Saturday nearest October 31. Fiscal 2000 was a 52-week year and fiscal 2001 will be a 53-week year. For presentation purposes, the condensed consolidated financial statements and notes refer to the calendar month end.

     The unaudited condensed consolidated financial statements include the accounts of Synopsys and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations of the Company have been made. Operating results for the interim periods are not necessarily indicative of the results which may be expected for any future period or the full fiscal year. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 31, 2000, included in the Company's 2000 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

     Revenue Recognition and Cost of Revenue. Revenue consists of fees for licenses and subscriptions of the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. The Company classifies its revenues as product, service or subscription license. Product revenue consists of perpetual license revenue. Service revenue consists of PCS under perpetual licenses and consulting services. Subscription license revenue is all fees related to subscription or time-based licenses.

     Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the Company's systems products. Cost of service revenue includes personnel and the related costs associated with providing training, consulting and PCS. Cost of subscription license revenue includes the costs of product and services related to subscription and time-based licenses.

     The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9 and SOP 98-4 and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

     o    Persuasive evidence of an arrangement exists,

     o    Delivery has occurred,

     o    The vendor's fee is fixed or determinable, and

     o    Collectibility is probable.

     The Company defines each of the four criteria above as follows:

     Persuasive Evidence of an Arrangement Exists. It is the Company's customary practice to have a written contract, which is signed by both the customer and Synopsys, or a purchase order from those customers that have previously negotiated a standard end user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

     Delivery Has Occurred. The Company's software may be either physically or electronically delivered to its customers. For those products that are delivered physically, the Company's standard transfer terms are FOB shipping point. For an electronic delivery of software, delivery is considered to have occurred when the customer has been provided with the access codes that allow the customer to take immediate possession of the software on its hardware.

     If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred.

     The Vendor's Fee is Fixed or Determinable. The fee the Company's customers pay for our products is negotiated at the outset of an arrangement, and is generally based on the specific volume of product to be delivered. The Company's license fees are not a function of variable-pricing mechanisms such as the number of units distributed or copied by the customer, or the expected number of users in an arrangement. Therefore, except in cases where the Company grants extended payment terms to a specific customer, the Company's fees are considered to be fixed or determinable at the inception of our arrangements.

     The Company's typical payment terms are such that a minimum of 75% of the arrangement revenue is due within one year or less. Arrangements with payment terms extending beyond the typical payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable.

     Collectibility is Probable. Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers from which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial positions and ultimately their ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company's credit review process, revenue is recognized on a cash-collected basis.

     Multiple Element Arrangements. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either:

     o    The price charged when the same element is sold separately; or

     o For an element not yet being sold separately, the price established by management having the relevant authority to do so.

     The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the PCS components of its perpetual license products and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over the PCS term. The Company recognizes revenue from technology subscription licenses (TSLs) over the term of the subscription period, as the license and PCS portions of a TSL are bundled and not sold separately. Revenue from contracts with extended payment terms are recognized as the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee were fixed or determinable.

     Consulting Services. The Company provides design methodology assistance, specialized services relating to telecommunication systems design and generalized turnkey design services. The Company's consulting services generally are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation does not require any significant modification or alteration. The Company's services to its customers often include assistance with product adoption and integration and specialized design methodology assistance. Customers typically purchase these professional services to facilitate the adoption of the Company's technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from consulting services as the services are performed.

     Exceptions to the general rule above involve arrangements where the Company has committed to significantly alter the features and functionality of its software or build complex interfaces necessary for the Company's software to function in the customer's environment. These types of services are considered to be essential to the functionality of the software. Accordingly, contract accounting is applied to both the software and service elements included in these arrangements.

     Adoption of SFAS 133. On November 1, 2000, Synopsys adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. Upon adoption on November 1, 2000, the cumulative transition adjustment was insignificant. The Company does not believe that ongoing application of SFAS 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

     Foreign Exchange Contracts. The Company operates internationally and thus is exposed to potentially adverse movements in foreign currency rate changes. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results.

     These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates.

2.   SALE OF SILICON LIBRARIES BUSINESS

     On January 4, 2001, the Company sold the assets of the Company's silicon libraries business to Artisan Components, Inc. ("Artisan") for a total sales price of $15.5 million, including common stock with a fair value of $11.4 million on the date of sale, and cash of $4.1 million. The Company recorded a gain on the sale of the business of $10.6 million and received cash proceeds of $4.1 million. In connection with the sale, the Company has subcontracted certain performance obligations under existing contracts to Artisan. The Company has estimated the costs associated with the completion of these subcontract agreements to be approximately $750,000. Direct revenue for the silicon libraries business was $0.2 million and $0.9 million in the first three months of 2001 and 2000, respectively. Direct revenue for this business was $4.3 million in fiscal 2000.

3.   STOCK REPURCHASE PROGRAM

     In August 2000, the Company established a stock repurchase program under which Synopsys common stock with an aggregate market value up to $500 million may be acquired in the open market. Common shares repurchased are intended to be used for ongoing stock issuances under the Company's employee stock plans and for other corporate purposes. Under the share repurchase program, for the three-month period ended January 31, 2001, the Company purchased 3.0 million shares of Synopsys common stock in the open market, at an average price of $48 per share. For the three month period ended January 31, 2000, the Company purchased 1.3 million shares of Synopsys common stock in the open market under a prior share repurchase program, at an average price of $62 per share. As of January 31, 2001, $169.3 million remains available for future common stock repurchases.

4.   COMPREHENSIVE INCOME

     The following table sets forth the components of comprehensive income, net of income tax expense:

                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
(in thousands)                                         2001           2000
                                                    ---------       --------
Net income                                          $   9,464       $ 45,103
  Foreign currency translation adjustment              (4,087)          (504)
  Unrealized (loss) gain on investments               (15,077)        10,946
  Reclassification adjustment for realized
     gain on investments                                9,212         (1,182)
                                                    ---------       --------
     Total comprehensive income                     $    (488)      $ 54,363
                                                    ==========      ========

     Included in unrealized loss on investments in the three month period ended January 31, 2001 are losses on derivative instruments qualifying as cash flow hedges of $57.1 million, which are offset by the unrealized gains on the underlying securities of $57.9 million.

     The reclassification adjustment adjusts current period comprehensive income for gains on available-for-sale securities that were realized in income in the current period that had also been included in other comprehensive income as unrealized holding gains in the period in which such unrealized gains arose.

5.   EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive employee stock options outstanding during the period. The dilutive effect of the weighted-average number of employee stock options outstanding is computed using the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED
                                                                JANUARY 31,
(in thousands, except per share amounts)                    2001          2000
                                                          --------      --------
NUMERATOR:
Numerator for basic and diluted earnings per share:
  Net income                                              $  9,464      $ 45,103
                                                          ========      ========

DENOMINATOR:
Denominator for basic earnings per share:
  Weighted-average common shares outstanding                61,901        70,785

Effect of dilutive employee stock options                    3,342         3,496
                                                          --------      --------

Diluted common shares                                       65,243        74,281
                                                          ========      ========

Basic earnings per share                                  $   0.15      $   0.64
                                                          ========      ========

Diluted earnings per share                                $   0.15      $   0.61
                                                          ========      ========

     The effect of dilutive employee stock options excludes approximately 4,025,000 and 76,000 stock options at January 31, 2001 and 2000, respectively, which were antidilutive for earnings per share calculations.

6.   SEGMENT DISCLOSURE

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the "management approach," or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys' CODM is the Chief Executive Officer and Chief Operating Officer.

     The Company provides comprehensive design technology products and consulting services in the EDA software industry. The CODM evaluates the performance of the Company based on profit or loss from operations before income taxes excluding merger-related costs, in-process research and development and amortization of intangible assets. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region. There are no differences between the accounting policies used to measure profit and loss for the Company segment and those used on a consolidated basis. Revenue is defined as revenues from external customers.

     The disaggregated financial information reviewed by the CODM is as follows:

                                                         THREE MONTHS ENDED
                                                              JANUARY 31,
(in thousands)                                           2001            2000
                                                      ---------       ---------
Revenue:
  Product                                             $  39,192       $ 130,549
  Service                                                86,969          86,319
  Subscription license                                   30,993              --
                                                      ---------       ---------
     Total revenue                                    $ 157,154       $ 216,868
                                                      =========       =========

Gross margin                                          $ 125,098       $ 187,983

Operating (loss) income before amortization
  of intangible assets, merger-related costs,
  and in-process research and development             $  (7,391)      $  64,471

     Reconciliation of the Company's segment profit and loss to the Company's operating (loss) income is as follows:

                                                         THREE MONTHS ENDED
                                                              JANUARY 31,
(in thousands)                                           2001            2000
                                                      ---------       ---------
Operating (loss) income before amortization
  of intangible assets, merger-related costs
  and in-process research and development             $  (7,391)      $  64,471
Amortization of intangible assets                         4,172           3,521
Merger-related costs and in-process research
  and development                                            --           1,750
                                                      ---------       ---------
Operating (loss) income                               $ (11,563)      $  59,200
                                                      =========       =========

     Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                                                         THREE MONTHS ENDED
                                                              JANUARY 31,
(in thousands)                                           2001            2000
                                                      ---------       ---------
Revenue:
  United States                                       $ 105,945       $ 151,868
  Europe                                                 27,500          39,700
  Japan                                                  16,900          24,900
  Other                                                  18,000          16,100
  Transfers between geographic areas                    (11,191)        (15,700)
                                                      ---------       ---------
     Consolidated                                     $ 157,154       $ 216,868
                                                      =========       =========

                                                      JANUARY 31,     OCTOBER 31,
(in thousands)                                           2001            2000
                                                      -----------     -----------
Long-lived assets:
  United States                                       $ 149,958       $ 140,923
  Other                                                  12,600          16,320
                                                      ---------       ---------
  Consolidated                                        $ 162,558       $ 157,243
                                                      =========       =========

     Transfers between geographic areas represent intercompany revenue accounted for at prices representative of unaffiliated party transactions and export shipments directly to customers.

     Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and the Company's methodology. Revenue is not reallocated among geographic regions to reflect any re-mixing of licenses between different regions following the initial product shipment.

     The Company segregates revenue into five categories for purposes of internal management reporting: IC Implementation, including both the Design Compiler (DC) Family and Physical Synthesis; Verification and Test; Intellectual Property (IP) and System Level Design; Transistor Level Design; and Synopsys Professional Services. Revenue for each of the categories is as follows:

                                               THREE MONTHS ENDED
                                                   JANUARY 31,
(in thousands)                                 2001            2000
                                            ---------       ---------
Revenue:
  IC Implementation
     DC Family                              $  53,845       $  79,442
     Physical Synthesis                         6,160           5,132
  Verification and Test                        44,222          64,248
  IP and System Level Design                   18,441          30,959
  Transistor Level Design                      13,465          16,942
  Professional Services                        21,021          20,145
                                            ---------       ---------
     Consolidated                           $ 157,154       $ 216,868
                                            =========       =========

     No single customer accounted for more than ten percent of the Company's consolidated revenue in the first quarters of 2001 and 2000.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company currently uses derivative instruments, designated as cash flow hedges, to manage the variable cash flow exposures of anticipated sales of investments. In accounting for a derivative designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially recorded in other comprehensive income (OCI) and reclassified into earnings when the hedged anticipated transaction affects earnings. The ineffective portion of the change in the fair value of the derivative is recognized in earnings immediately.

     Strategic equity investments are subject to market price risk. From time to time, the Company enters into and designates forward contracts to hedge variable cash flows from anticipated sales of these investments. The Company's objective for entering into derivative contracts is to lock in the price of selected equity holdings while maintaining the rights and benefits of ownership until the anticipated sale occurs. The forecasted sale selected for hedging is determined by market conditions, up-front costs, and other relevant factors. The Company has generally selected forward sale contracts to hedge these risks.

     Changes in the spot rate of the forward sale contracts designated and qualifying as cash flow hedges of the forecasted sale of strategic equity investments are reported in OCI. Since the notional amount of the forward sale contract is equal to the forecasted sale of securities owned by the Company and the fair values of both the derivative and the item being hedged are based on the same market prices, the hedging relationship is highly effective. Both at inception of the hedge, and on an ongoing basis, this relationship is also effective in achieving offsetting cash flows attributable to the hedged risk.

     During the three months ended January 31, 2001, $13.5 million of derivative gains were reclassified from OCI to other income and expense. Other income for the three months ended January 31, 2001 includes premium amortization of $0.8 million which represents the ineffective portion of the hedge during the period. It is expected that $57.9 million of net gains in OCI relating to the forward sale contracts will be reclassified from OCI into earnings through the period ended October 31, 2002 when the related underlying securities are sold. As of January 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the forward sale contracts is 19 months.

8.   EFFECT OF NEW ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS

     Sale of Silicon Libraries Business. On January 4, 2001, the Company sold the assets of the Company's silicon libraries business to Artisan Components, Inc. ("Artisan") for a total sales price of $15.5 million, including common stock with a fair value of $11.4 million on the date of sale, and cash of $4.1 million. The Company recorded a gain on the sale of the business of $10.6 million. In connection with the sale, the Company has subcontracted certain performance obligations under existing contracts to Artisan. The Company has estimated the costs associated with the completion of these subcontract agreements to be approximately $750,000. Direct revenue for the silicon libraries business was $0.2 million and $0.9 million in the first three months of 2001 and 2000, respectively. Direct revenue for this business was $4.3 million in fiscal 2000.

     Revenue Recognition and Cost of Revenue. Revenue consists of fees for licenses and subscriptions of the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. The Company classifies its revenues as product, service or subscription license. Product revenue consists of perpetual license revenue. Service revenue consists of PCS under perpetual licenses and consulting services. Subscription license revenue is all fees related to subscription or time-based licenses.

     On July 31, 2000, Synopsys introduced Technology Subscription Licenses
(TSLs). TSLs are time-limited rights to use Synopsys software. The terms of TSLs, and the payments due thereon, may be structured flexibly to meet the needs of the customer. With minor exceptions, under TSLs customers cannot obtain major new products developed or acquired during the term of their license without making an additional purchase. TSLs are structured so that both product and service revenue is generally recognized ratably over the term of the license, or as payments become due. We expect that the average duration of TSLs will be between two and a half and three years, and the average duration of TSLs sold in the first quarter of fiscal 2001 fell within that range. TSLs replaced the Company's prior form of time-based licenses.

     During the first quarter of fiscal 2001, new product orders consisted of approximately 21% perpetual licenses and 79% TSLs. Synopsys believes that the principal benefits of TSLs are that Synopsys will (i) be able to offer customers technology and terms that more closely match their needs; (ii) have greater visibility into our earnings stream; (iii) see improvements in the pricing environment for our products; and (iv) be able to roll out our new technologies in a more planned manner.

     The replacement of time-based licenses by TSLs will impact our reported revenue. Under a subscription license, relatively little revenue is recognized during the quarter the product is delivered, and the remaining amount is recorded as deferred revenue to be recognized over the term of the license. Under the prior form of time-based license, generally all license revenue was recognized in the quarter the product was delivered, with relatively little recorded as deferred revenue. Therefore, an order for a TSL will result in much less current-quarter revenue than an equal-sized order under the prior form of time-based license.

     As expected, the Company's total revenue for the first quarter of fiscal 2001 decreased 28% to $157.2 million compared to the first quarter of fiscal 2000, primarily attributable to the adoption of TSLs, as described above.

     Product revenue was $39.2 million in the first quarter of fiscal 2001, compared to $130.5 million in the first quarter of fiscal 2000. The decrease in fiscal 2001 is primarily due to the adoption of TSLs, which are now reported separately as Subscription Licenses, and the inherent decrease in revenue due to the timing of revenue recognition under TSLs as described above. Subscription license revenue, which includes all fees related to TSLs, was

$31.0 million for the first quarter of fiscal 2001. Service revenue was relatively flat at $87.0 million in the first quarter of fiscal 2001, as compared to $86.3 million in the first quarter of fiscal 2000.

     Revenue from international operations in the first quarter of fiscal 2001 was $62.4 million compared to $80.7 million for the first quarter of fiscal 2000. International revenue represented approximately 40% and 37% of total revenue for the first quarter of fiscal 2001 and 2000, respectively. The increase as a percent of total revenue is attributable to Asia Pacific as a result of the geographic mix on particular contracts closed during the quarter.

     Revenue - Product Groups. For management reporting purposes, the Company's software products have been organized into four distinct product groups -- IC Implementation (composed of two product categories, Design Compiler (DC) Family and Physical Synthesis), Verification and Test, IP and System Level Design, Transistor Level Design, and a services group -- Synopsys(R) Professional Services. The following table summarizes the performance of the various groups as a percentage of total company revenue:

                                                  THREE MONTHS ENDED
                                                      JANUARY 31,
                                                 2001             2000
                                                 ----             ----
Revenue:
  IC Implementation
     DC Family                                    34%              37%
     Physical Synthesis                            4%               2%
  Verification and Test                           28%              30%
  IP and System Level Design                      12%              14%
  Transistor Level Design                          9%               8%
  Professional Services                           13%               9%
                                                 ----             ----
     Total Company                               100%             100%
                                                 ====             ====

     IC Implementation. Included in the Physical Synthesis group are Physical Compiler, a product introduced in fiscal 2000 that unifies synthesis, placement and global routing, Chip Architect, the Company's chip floor-planning product, Flex Route, the Company's high-level router, and the Company's detailed routing technology. This product family contributed revenue of $6.2 million in the first quarter of fiscal 2001 as compared to $5.1 million in the same quarter last year. The Company expects increases in the revenue contribution from the Physical Synthesis family in fiscal 2001 and future years. The decline in revenue contribution percentage of the DC Family from the first quarter of fiscal 2000 to fiscal 2001 principally reflects greater relative growth in product groups other than the DC Family. It may also reflect the maturation of the market for Design Compiler and the beginning of what we believe is a transition from the DC Family to Physical Synthesis products, although the relative revenue contribution from the DC Family should be expected to fluctuate from quarter to quarter. For fiscal 2001 as a whole, the Company expects that orders from the DC Family will be relatively flat; revenue will decline as a result of the change in the Company's license strategy (see discussion in Results of Operations - Revenue). Future revenue growth in the IC Implementation product group is anticipated to come from the Physical Synthesis product family.

     Verification and Test. Verification and Test includes the Company's simulation, timing analysis, formal verification and test products. In the first quarter of fiscal 2001, the Verification and Test product family contributed 28% of our revenue, compared to 30% in the same quarter last year. The Company expects demand for verification products to increase as both semiconductor and systems companies encounter increasingly difficult verification challenges as chipmaking technology advances and ICs become more complex.

     Intellectual Property and System Level Design (IP&SG). The Company's IP&SG products include our DesignWare library of design components and verification models, and system design products. Revenue contribution was 12% in the first quarter of fiscal 2001, a slight decline from the same quarter last year. During the first quarter of fiscal 2001, we sold our silicon libraries business to Artisan.

     Transistor Level Design. The Company's transistor level design products include tools that are used in transistor-level simulation and analysis. Revenue contribution was 9% in the first quarter of fiscal 2001, relatively flat compared to the same quarter last year.

     Professional Services. The Company's Professional Services group includes consulting and training activities as well as the Internet design service business. The Professional Services group provides a comprehensive portfolio of consulting services covering all critical phases of the system-on-a-chip development process, as well as systems development in wireless and broadband applications. The increase in the total Company revenue contribution for this services group from 9% in the first quarter of fiscal 2000 to 13% in fiscal 2001 is due largely to the increased demand for the Company's turnkey design and wireless and broadband consulting services. The Company anticipates continued growth in fiscal 2001.

     Cost of Revenue. Cost of product revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the components of the Company's hardware system products. The cost of internally developed capitalized software is amortized based on the greater of the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line method over the software's estimated economic life of approximately two years. Cost of product revenue was 17% of total product revenue for the first quarter of fiscal 2001, as compared to 8% for the same quarter last year. This increase is due primarily to the adoption of TSLs (see Results of Operations - Revenue). Revenue from TSLs is recognized over the period of a license rather than in the quarter the license is shipped. Therefore, since the Company's product costs do not fluctuate significantly with changes in revenue or changes in revenue recognition methods, this results in a higher relative cost of revenue as a percent of total revenue.

     Cost of service revenue includes personnel and the related costs associated with providing training and consulting services. Cost of service revenue as a percentage of total service revenue was relatively flat at 22% in both of the first quarters of fiscal 2001 and 2000.

     Since TSLs include bundled product and services, cost of subscription license revenue includes the costs of product and services related to subscription and time-based licenses. Cost of subscription license revenue in the first quarter of fiscal 2001 was 20%.

     The Company expects that the absolute dollar cost of revenue in fiscal 2001 will not increase materially from fiscal 2000. Cost of revenue in all categories was affected by the fact that the first quarter of fiscal 2001 included an additional week of operations due to the method by which we determine our fiscal year.

     Research and Development. Research and development expenses increased by 4% to $46.2 million in the first fiscal quarter of fiscal 2001, from $44.3 million in the same quarter of last year, both net of capitalized software development costs. Research and development expenses represented 29% and 20% of total revenue in the first fiscal quarter of 2001 and 2000, respectively. The increase in the percentage as compared to total revenue is due to lower revenue resulting from the changes to our license strategy. The increase in absolute dollars is primarily a result of the additional week of operations in the first quarter of fiscal 2001. The Company anticipates that it will continue to commit substantial resources to research and development in the future, provided that it is able to continue to hire and retain a sufficient number of qualified personnel. If the Company believes that it is unable to enter a particular market in a timely manner, it may license technology from other businesses or acquire other businesses as an alternative to internal research and development.

     Sales and Marketing. Sales and marketing expenses increased by 4% to $69.6 million in the first quarter of fiscal 2001 from $67.0 million in the same quarter last year. Sales and marketing expenses represented 44% and 31% of total revenue in the first fiscal quarter of 2001 and 2000, respectively. The increase in absolute dollars in 2001 is primarily due to increases in personnel related costs as a result of the additional week of operation in the first quarter of fiscal 2001. The increase as a percentage of revenue is due to lower revenue resulting from the changes to our license strategy.

     General and Administrative. General and administrative expenses increased to $16.7 million in the first quarter of fiscal 2001, compared to $12.2 million in the same quarter last year. As a percentage of total revenue, general and administrative expenses were 11% and 6% in the first quarter of fiscal 2001 and 2000, respectively. The increase in absolute dollars from the first quarter of fiscal 2000 to the first quarter of fiscal 2001, presented in order of magnitude, was primarily due to increases in personnel costs and other costs as a result of the additional week of operations in the first quarter, increased facility costs and bad debt expense, and salary increases over the prior year. The increase as a percentage of total revenue is primarily the result of the higher expenditures coupled with lower revenue due to the change we made to our license strategy.

     Amortization of Intangible Assets. Intangible assets represent the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Intangible assets, including goodwill, are amortized over their estimated useful life of three to five years. The Company assesses the recoverability of goodwill and other intangible assets by estimating whether the unamortized cost will be recovered through estimated future undiscounted cash flows. Amortization of intangible assets charged to operations in the first quarter of fiscal 2001 was $4.2 million as compared to $3.5 million for the same quarter last year.

     In-Process Research and Development. Purchased in-process research and development (IPRD) of $1.7 million in the first quarter of fiscal 2000 represents the write-off of in-process technologies associated with our acquisition of Leda, S.A. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, this amount was expensed on the acquisition date.

     Other Income, Net. Other income, net was $25.5 million in the first quarter of fiscal 2001, as compared to $8.9 million in the same quarter last year. The increase was due in part to the gain of $10.6 million on the sale of our silicon libraries business to Artisan and in part to realized gains on investments, which were $13.8 million in the first quarter of fiscal 2001 as compared to $2.0 million in the first quarter of fiscal 2000. These gains were partially offset by the write-down of certain assets in our venture portfolio in the amount of $3.4 million. Interest income in the first quarter of fiscal 2001 was $4.2 million, as compared to $7.3 million in the same quarter last year. This decrease primarily reflects the Company's lower cash balances, which results from the continuation of our stock repurchase program.

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates to its investment portfolio. The Company places its investments in a mix of short-term tax exempt and taxable instruments that meet high credit quality standards, as specified in the Company's investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. The Company does not anticipate any material loss with respect to its investment portfolio.

     The following table presents the carrying value and related weighted-average interest rates for the Company's investment portfolio. The carrying value approximates fair value at January 31, 2001. In accordance with the Company's investment policy, the weighted-average duration of the Company's invested funds portfolio does not exceed one year.

     Principal (Notional) Amounts in U.S. Dollars:

                                                      Carrying       Average
(in thousands, except interest rates)                  Amount     Interest Rate
                                                     ---------    -------------
Short-term investments - fixed rate                    129,354        4.15%
Money market funds - variable rate                     104,869        3.64%
                                                     ---------
  Total interest bearing instruments                 $ 234,223        3.92%
                                                     =========

     Foreign Currency Risk. At the present time, the Company does not generally hedge anticipated foreign currency cash flows but hedges only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies. Hedging activities undertaken by the Company are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon the accuracy of our estimates of balances denominated in various currencies, primarily the Euro, Japanese yen, Taiwan dollar, and British pound sterling. The Company had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $65.6 million. Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these hedging transactions will be effective in the future.

     The following table provides information about the Company's foreign exchange forward contracts at January 31, 2001. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate and the amount in U.S. dollars approximates the fair value of the contract at January 31, 2001. These forward contracts mature in approximately thirty days.

     Short-Term Forward Contracts to Sell and Buy Foreign Currencies in U.S.
Dollars:

                                                      Contract
(in thousands, except for average contract rates)      Amount          Rate
                                                      --------       -------
Forward Contract (Notional Value)
  Euro                                                $ 40,012         1.077
  Japanese yen                                          18,236        115.17
  Taiwan dollar                                          4,602         32.35
  British pound sterling                                 2,763        0.6837

     The unrealized gains/losses on the outstanding forward contracts at January 31, 2001 were immaterial to the Company's consolidated financial statements. The realized gains/losses on these contracts as they matured were not material to the Company's consolidated financial position, results of operations, or cash flows for the periods presented.

     On November 1, 2000, Synopsys adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedging instruments are be adjusted to fair value through earnings. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. Upon adoption on November 1, 2000, the cumulative transition adjustment was insignificant. The Company does not believe that ongoing application of SFAS 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments were $328.9 million, a decrease of $106.7 million, or 24%, from October 31, 2000. The decrease is primarily a result of cash outflows for investing and financing activities, including the repurchase of treasury stock of $144.5 million, capital expenditures of $18.3 million, purchases of long-term investments of $6.0 million and cash paid on debt obligations of $3.1 million. These cash outflows were partially offset by cash generated by operations of $14.8 million and through investing and financing activities, including the exercise of stock options and purchases of stock through the employee stock purchase plan of $28.2 million and the proceeds on sale of long-term investments of $22.8 million.

     Accounts receivable decreased 1%, from $146.4 million at October 31, 2000 to $145.2 million at January 31, 2001. Days sales outstanding in receivables decreased to 91 days as of January 31, 2001 from 99 days at October 31, 2000 as a result of our revenue growth from the prior quarter.

     The Company's management believes that its current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy its expected working capital and capital expenditure requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our Revenue and Earnings May Fluctuate. Many factors affect our revenue and earnings, which makes it difficult to achieve predictable revenue and earnings growth. Among these factors are customer product and service demand, product license terms, and the timing of revenue recognition on products and services sold. The following specific factors could affect our revenue and earnings in a particular quarter or over several quarterly or annual periods:

     o Like all companies, our business is linked to the health of the U.S. and international economies. Economic growth has slowed significantly in recent months, and many commentators believe the U.S. economy will experience a recession. Weakness in the U.S. and world economy could have an adverse effect on our orders and revenue.

     o Our orders have been, and are expected to continue to be, seasonal. Historically, our first fiscal quarter has been our weakest.

     o Our products are complex, and before buying them customers spend a great deal of time reviewing and testing them. Our customers' evaluation and purchase cycles do not necessarily match our quarterly periods. In the past, we have received a disproportionate volume of orders in the last week of a quarter. In addition, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders for that period could be below our plan and our revenue could be below any targets we may have published.

     o Accounting rules determine when revenue is recognized on our product, subscription and service contracts, and therefore impact how much revenue we will report in any given fiscal period. The authoritative literature under which the Company recognizes revenue has been, and is expected to continue to be, the subject of much interpretative guidance. In general, after the adoption of TSLs in the fourth quarter of fiscal 2000 (as described above under "Results of Operations-Revenue"), most orders for our products and services yield revenue over multiple quarters (extending beyond the current fiscal year) or upon completion of performance rather than at the time the contract is executed. The specific terms agreed to with a customer may have the effect of requiring deferral or acceleration of revenue in whole or in part. Therefore, for any given fiscal period it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet or exceed our revenue and/or earnings plan because of backlog and deferred revenue, while orders are under plan.

     o In fiscal 2000, we modified the license and pricing structure for our software products. We believe that the changes we made in August 2000 (the adoption of TSLs) are producing benefits for both Synopsys and our customers, but it remains possible that customer reaction will be unfavorable or that the transition to the new structure will be disruptive to business. Meeting our revenue plan for any given quarter depends, in part, upon achieving a license mix of perpetual and subscription licenses that includes 20% to 30% perpetual licenses. If we are unable to achieve a mix in this range our ability to achieve short-term or long-term revenue growth targets would be impaired.

     Our Business Depends on the Semiconductor and Electronics Businesses. Purchases of our products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the number of design engineers and the increasing complexity of designs. Though we do not directly benefit from increases in the sheer number of chips produced, our business has benefited from the rapid worldwide growth of the semiconductor industry. The semiconductor industry has recently suffered a sharp decline in orders and revenue. Many semiconductor manufacturers and vendors of products incorporating semiconductors have recently announced earnings shortfalls and employee layoffs. The outlook for the electronics industry is uncertain and it is impossible to predict how long the current slump will last. In general, budget cuts and layoffs have not to date directly impacted our customers' orders in any material way, though our start up customers have shifted their orientation towards shorter term licenses, and, overall, customer spending is getting tighter and spending decisions more carefully scrutinized. It is impossible to predict the conditions under which our business could be materially adversely affected by the semiconductor slump. Demand for our products and services may also be affected by mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. Slower growth in the semiconductor and electronics industries, a reduced number of design starts, tightening of customers' operating budgets, continued consolidation among our customers or a shift toward field-programmable gate arrays (FPGAs) or other types of semiconductors that can be designed with less-expensive EDA software, all could have a material adverse effect on our business, financial condition and results of operations.

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

     Technology advances and customer requirements continue to fuel a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving integrated logic and physical design products (referred to as "physical synthesis" products) rather than on the basis of individual "point" tools performing a discrete phase of the design process. The need to offer physical synthesis products will become increasingly important as ICs grow more complex. Our principal physical synthesis product was fully released in June 2000, and has been well received by customers; we still do not offer customers a complete design flow, however. We are working on completing our design flow, although there is no guarantee that we will be able to offer a competitive complete flow to customers. The market for physical design tools is dominated by Cadence and Avant!, both of which offer products linking logic and physical design. If we are unsuccessful in developing a complete design flow on a timely basis or in convincing customers to adopt our integrated logical and physical design products and methodology, our competitive position could be significantly weakened.

     Our Revenue Growth Depends on New and Non-Synthesis Products. Historically, much of our growth has been attributable to the strength of our logic synthesis products. These products accounted for 38% of revenue in the first fiscal quarter of 2000 (see note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements). We believe that orders and revenues for our flagship logic synthesis product, Design Compiler, peaked in fiscal 2000. Therefore, in order to meet our revenue plan, revenue from our physical synthesis products, our non-synthesis products and professional services must grow faster than our overall revenue growth target. Among the products that we expect to be the most important contributors to revenue growth are our Physical Compiler physical synthesis, VCS Verilog simulation and

DesignWare IP library products. If revenue growth for these products fails to meet our goals, it is unlikely that we will meet our overall revenue growth target.

     In order to sustain revenue growth over the long term, we will have to introduce new products that are accepted by a broad range of customers and to significantly expand our consulting services business. Product success is difficult to predict. The introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have introduced new products that have failed to meet our revenue expectations. Expanding revenue from consulting services will require us to recruit, hire and train a large number of skilled employees, and to implement management controls on bidding and executing on consulting engagements. The consulting business is significantly different from the software business, however, and increasing consulting orders and revenue while maintaining an adequate level of profit can be difficult. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

     Businesses We Acquire May Not Perform as Projected. We have acquired or merged with a number of companies in recent years, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems in integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, adverse effects on customer buying patterns and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to us, there is no assurance that any acquisition will have a positive effect on our performance.

     Stagnation of International Economies Would Adversely Affect Our Performance. During fiscal 2000, 42% of our revenue was derived from outside of North America, an increase from 34% in fiscal 1999. International sales are vulnerable to regional or worldwide economic or political conditions and to changes in foreign currency exchange rates. A number of our largest European customers are in the telecommunications equipment business, which has weakened considerably over the past several months. The longer this weakness persists the more likely our business with these customers will be negatively affected. The Japanese economy has been stagnant for several years. If the Japanese economy remains weak, revenue and orders from Japan, and perhaps the rest of Asia, could be adversely affected. In addition, the yen-dollar and euro-dollar exchange rates remain subject to unpredictable fluctuations. In recent weeks the yen has lost value versus the dollar. Weakness of the yen could adversely affect revenue and orders from Japan during future quarters. Asian countries other than Japan also have experienced economic and currency problems in recent years, and in most cases they have not fully recovered. If such conditions persist or worsen, orders and revenues from the Asia Pacific region would be adversely affected.

     Our Success Depends on Recruiting and Retaining Key Personnel. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, with significant start-up activity, and our headquarters is in Silicon Valley, where skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA engineers, and the competition for such individuals is intense. Experience at Synopsys is highly valued in the EDA industry and elsewhere, and our employees are recruited aggressively by our competitors and by start-up companies. We have experienced, and may continue to experience, significant employee turnover. There can be no assurance that we can continue to recruit and retain the technical and managerial personnel we need to run our business. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

     Change in Financial Accounting Standards. We prepare our financial statements in conformity with generally accepted accounting principles (GAAP). GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. In particular, a task force of the Accounting Standards Executive Committee, a subgroup of the AICPA, meets on a quarterly basis to review various issues arising under the existing software revenue recognition rules, and issues interpretations of these rules. Additional interpretations issued by the task force may have an adverse effect on how we report revenue or on the way we conduct our business in the future.


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


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits

          None.

     (b.) Reports on Form 8-K

          The Company filed a report on Form 8-K on December 8, 2000 announcing its financial results for the fourth fiscal quarter and year ended October 31, 2000

          The Company filed a report on Form 8-K on December 22, 2000 announcing the adoption of a Stock Repurchase Plan for the purchase of shares of its Common Stock

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SYNOPSYS, INC.



                                      By: /s/ ROBERT B. HENSKE
                                         ---------------------------------------
                                         Robert B. Henske
                                         Senior Vice President, Finance and
                                         Operations, and Chief Financial Officer
                                         (Principal Financial Officer)

                                         Date: March 20, 2001