Form 10-Q
period 2001-04-30
SYNOPSYS INC
filed 2001-06-15
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

                                       OR

   ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER: 0-19807

                            -----------------------

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

              60,856,710 shares of Common Stock as of June 9, 2000

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2001

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS............................................................     3

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS.................................     3

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME...........................     4

         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS........................     5

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

            RESULTS OF OPERATIONS........................................................    14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......................    25

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................    25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................    26

SIGNATURES ..............................................................................    27

PART I

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                    APRIL 30,         OCTOBER 31,
                                                                      2001                2000
                                                                   -----------        -----------
                                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 145,590         $   153,120
   Short-term investments                                             247,109             282,519
                                                                    ---------         -----------
      Total cash and short-term investments                           392,699             435,639
   Accounts receivable, net of allowances of $10,174 and
      $9,539, respectively                                            132,291             146,449
   Prepaid expenses, deferred taxes and other                          95,301             102,433
                                                                    ---------         -----------
      Total current assets                                            620,291             684,521

Property and equipment, net                                           166,419             157,243
Long-term investments                                                 102,580             126,741
Intangible assets, net                                                 43,677              51,776
Other assets                                                           49,459              30,712
                                                                    ---------         -----------
      Total assets                                                  $ 982,426         $ 1,050,993
                                                                    =========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                         $ 104,701         $   139,290
   Current portion of long-term debt                                    1,624               6,416
   Accrued income taxes                                                41,623              56,304
   Deferred revenue                                                   257,322             150,654
                                                                    ---------         -----------
      Total current liabilities                                       405,270             352,664
                                                                    ---------         -----------
Long-term debt                                                            454                 564
Deferred compensation                                                  16,503              14,936
Other liability                                                        12,030                  --

Stockholders' equity:
   Preferred stock, $.01 par value; 2,000 shares authorized;
      no shares outstanding                                                --                  --
   Common stock, $.01 par value; 200,000 shares authorized:
      60,642 and 62,877 shares outstanding, respectively                  607                 629
   Additional paid-in capital                                         567,502             558,716
   Retained earnings                                                  412,726             405,419
   Treasury stock, at cost                                           (456,132)           (329,493)
   Accumulated other comprehensive income                              23,466              47,558
                                                                    ---------         -----------
      Total stockholders' equity                                      548,169             682,829
                                                                    ---------         -----------
      Total liabilities and stockholders' equity                    $ 982,426         $ 1,050,993
                                                                    =========         ===========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           APRIL 30,                     APRIL 30,
                                                   ------------------------      ------------------------
                                                     2001            2000          2001            2000
                                                   ---------       --------      ---------       --------
Revenue:
   Product                                         $  33,102       $123,033      $  72,294       $253,582
   Service                                            91,501         81,820        178,470        168,139
   Ratable license                                    38,921             --         69,914             --
                                                   ---------       --------      ---------       --------
      Total revenue                                  163,524        204,853        320,678        421,721
                                                   ---------       --------      ---------       --------
Cost of revenue:
   Product                                             4,845         10,653         11,530         20,939
   Service                                            20,073         19,273         39,269         37,872
   Ratable license                                     6,038             --         12,213             --
                                                   ---------       --------      ---------       --------
      Total cost of revenue                           30,956         29,926         63,012         58,811
                                                   ---------       --------      ---------       --------
Gross margin                                         132,568        174,927        257,666        362,910
Operating expenses:
   Research and development                           47,636         45,962         93,857         90,229
   Sales and marketing                                69,202         70,395        138,781        137,391
   General and administrative                         15,104         14,033         31,793         26,282
   Amortization of intangible assets                   4,179          3,690          8,351          7,211
   In-process research and development                    --             --             --          1,750
                                                   ---------       --------      ---------       --------
      Total operating expenses                       136,121        134,080        272,782        262,863
                                                   ---------       --------      ---------       --------
Operating (loss) income                               (3,553)        40,847        (15,116)       100,047
Other income, net                                     21,921          9,694         47,402         18,634
                                                   ---------       --------      ---------       --------
Income before provision for income taxes              18,368         50,541         32,286        118,681
Provision for income taxes                             5,878         16,967         10,332         40,004
                                                   ---------       --------      ---------       --------
      Net income                                   $  12,490       $ 33,574      $  21,954       $ 78,677
                                                   =========       ========      =========       ========
   Basic earnings per share                        $    0.21       $   0.49      $    0.35       $   1.12
                                                   =========       ========      =========       ========
   Weighted average common shares outstanding         60,776         69,153         62,822         70,054
                                                   =========       ========      =========       ========
   Diluted earnings per share                      $    0.19       $   0.47      $    0.33       $   1.08
                                                   =========       ========      =========       ========
   Weighted average common shares
      and dilutive stock options outstanding          65,384         71,089         66,836         72,964
                                                   =========       ========      =========       ========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       SIX MONTHS ENDED
                                                                                           APRIL 30,
                                                                                 -----------------------------
                                                                                     2001              2000
                                                                                 -----------       -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                       $    21,954       $    78,677
Adjustments to reconcile net income to net cash flows provided by operating activities:
   Depreciation and amortization                                                      31,991            29,404
   Tax benefit associated with stock options                                           8,496             9,563
   Provision for doubtful accounts and sales returns                                   1,237            (2,059)
   Interest accretion on notes payable                                                   276               390
   Deferred taxes                                                                         --            (2,664)
   Gain on sale of long-term investments                                             (29,553)           (5,091)
   Write-down of long-term investments                                                 4,348                --
   Gain on sale of silicon libraries business                                        (10,580)               --
   In-process research and development                                                    --             1,750
   Net changes in operating assets and liabilities:
      Accounts receivable                                                             12,921           (27,187)
      Prepaid expenses and other current assets                                          964               372
      Other assets                                                                      (505)           (9,439)
      Accounts payable and accrued liabilities                                       (38,237)          (11,694)
      Accrued income taxes                                                           (14,681)           12,997
      Deferred revenue                                                               106,723            12,546
      Deferred compensation                                                            1,567             5,173
                                                                                 -----------       -----------
        Net cash provided by operating activities                                     96,921            92,738
                                                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                                           (33,592)          (27,388)
   Purchases of short-term investments                                            (1,213,513)       (1,264,268)
   Proceeds from sales and maturities of short-term investments                    1,248,923         1,198,305
   Purchases of long-term investments                                                 (8,500)           (7,998)
   Proceeds from sale of long-term investments                                        47,773             8,647
   Proceeds from the sale of silicon libraries business                                4,122                --
   Acquisitions, net of cash acquired                                                     --            (5,646)
   Intangible assets, net                                                               (252)               --
   Capitalization of software development costs                                         (500)             (500)
                                                                                 -----------       -----------
        Net cash provided by (used in) investing activities                           44,461           (98,848)
                                                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt obligations                                                       (5,068)           (7,200)
   Issuances of long-term debt                                                            --               727
   Issuances of common stock                                                          65,302            39,171
   Purchases of treasury stock                                                      (206,320)         (182,891)
                                                                                 -----------       -----------
        Net cash used in financing activities                                       (146,086)         (150,193)
                                                                                 -----------       -----------
Effect of exchange rate changes on cash                                               (2,826)           (2,480)
Net decrease in cash and cash equivalents                                             (7,530)         (158,783)
                                                                                 -----------       -----------
Cash and cash equivalents, beginning of period                                       153,120           309,394
                                                                                 -----------       -----------
Cash and cash equivalents, end of period                                         $   145,590       $   150,611
                                                                                 ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Synopsys, Inc. (Synopsys or the Company) is a leading supplier of electronic design automation (EDA) software to the global electronics industry. The Company develops, markets, and supports a wide range of integrated circuit (IC) design products that are used by designers of advanced ICs, including system-on-a-chip ICs, and the electronic systems (such as computers, cell phones, and internet routers) that use such ICs. The Company also provides consulting services to help its customers improve their IC design processes and, where requested, to assist them with their IC designs.

    The Company's fiscal year ends on the Saturday nearest October 31. Fiscal year 2000 was a 52-week year and fiscal year 2001 will be a 53-week year with the extra week added to the first quarter. For presentation purposes, the unaudited condensed consolidated financial statements and notes refer to the calendar month end.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates and assumptions could result in a change to the estimates and assumptions and impact future operating results.

     REVENUE RECOGNITION AND COST OF REVENUE. Revenue consists of fees for perpetual and time-based licenses for the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. The Company classifies its revenues as product, service or ratable license. Product revenue consists primarily of perpetual and non-ratable time-based license revenue. Service revenue consists of PCS under perpetual and non-ratable time-based licenses and fees for consulting services and training. Ratable license revenue is all fees related to time-based licenses bundled with post-contract customer support (PCS) and sold as a single package (commonly referred to by the Company as a Technology Subscription License or TSL) and time-based licenses that include extended payment terms or unspecified additional products.

     Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the Company's systems products. Cost of service revenue includes personnel and the related costs associated with providing training, consulting and PCS. Cost of ratable license revenue includes the cost of products and services related to time-based licenses bundled with PCS and sold as a single package.

     The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

     -    Persuasive evidence of an arrangement exists,

     -    Delivery has occurred,

     -    The vendor's fee is fixed or determinable, and

     -    Collectibility is probable.

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

     The Vendor's Fee is Fixed or Determinable. The fee the Company's customers pay for its products is negotiated at the outset of an arrangement, and is generally based on the specific volume of products to be delivered. The Company's license fees are not a function of variable-pricing mechanisms such as the number of units distributed or copied by the customer, or the expected number of users in an arrangement. Therefore, except in cases where the Company grants extended payment terms to a specific customer, the Company's fees are considered to be fixed or determinable at the inception of its arrangements.

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

     Collectibility is Probable. Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial position and ultimately their ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company's credit review process, revenue is recognized on a cash-collected basis.

     Multiple Element Arrangements. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately.

     The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the PCS components of its perpetual license products and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over the PCS term. The Company recognizes revenue from TSLs over the term of the ratable license period, as the license and PCS portions of a TSL are bundled and not sold separately. Revenue from contracts with extended payment terms are recognized as the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee were fixed or determinable.

    Certain of the Company's time-based licenses include unspecified additional products. The Company recognizes revenue from time-based licenses that include unspecified additional software products and extended payment terms that are not considered to be fixed and determinable in an amount that is the lesser of amounts due and payable or the ratable portion of the entire fee. Revenue from contracts with unspecified additional software products is recognized ratably over the contract term.

     Consulting Services. The Company provides design methodology assistance, specialized services relating to telecommunication systems design and turnkey design services. The Company's consulting services generally are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation does not require any significant modification or alteration. The Company's services to its customers often include assistance with product adoption and integration and specialized design methodology assistance. Customers typically purchase these professional services to facilitate the adoption of the Company's technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from consulting services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from consulting services as the services are performed.

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

     ADOPTION OF SFAS 133. On November 1, 2000, Synopsys adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. Upon adoption of SFAS 133, the cumulative transition adjustment was insignificant. The Company does not believe that ongoing application of SFAS 133 will significantly alter its hedging strategies. However, application of SFAS 133 may increase the volatility of other income and expense and other comprehensive income.

     FOREIGN EXCHANGE CONTRACTS. The Company operates internationally and thus is exposed to potentially adverse movements in foreign currency rates. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of foreign currency rate movements on the Company's operating results.

     These contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rates because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates.

2.   SALE OF SILICON LIBRARIES BUSINESS

     On January 4, 2001, the Company sold the assets of its silicon libraries business to Artisan Components, Inc. (Artisan) for a total sales price of $15.5 million, including common stock with a fair value of $11.4 million on the date of sale, and cash of $4.1 million. The net book value of the assets sold was $1.4 million. In connection with the sale, the Company subcontracted certain performance obligations under existing contracts to Artisan. The Company estimated the costs associated with the completion of these subcontract agreements to be approximately $750,000. Expenses incurred in connection with the sale were $2.8 million. The Company recorded a gain on the sale of the business of $10.6 million which is included in other income and expense on the accompanying unaudited condensed consolidated statement of operations. Direct revenue for the silicon libraries business was $0.2 million and $2.8 million for the six-month periods ended April 30, 2001 and 2000, respectively. Direct revenue for this business was $4.3 million in fiscal 2000.

3.   STOCK REPURCHASE PROGRAM

     In August 2000, the Company established a stock repurchase program under which Synopsys common stock with an aggregate market value up to $500 million may be acquired in the open market. Common shares repurchased are intended to be used for ongoing stock issuances under the Company's employee stock plans and for other corporate purposes. Under the share repurchase program, for the three- and six-month periods ended April 30, 2001, the Company purchased 1.2 million and 4.2 million shares, respectively, of Synopsys common stock in the open market, at average prices of $52 per share and $49 per share, respectively. For the three- and six-month periods ended April 30, 2000, the Company purchased 2.4 million and 3.7 million shares, respectively, of Synopsys common stock in the open market under a prior share repurchase program, at average prices of $42 per share and $49 per share, respectively. At April 30, 2001, $107.5 million remained available for repurchases under the August 2000 program.

4.   COMPREHENSIVE INCOME (LOSS)

     The following table sets forth the components of comprehensive income
(loss), net of income tax expense:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        APRIL 30,                   APRIL 30,
                                                 -----------------------     -----------------------
                                                   2001           2000         2001           2000
                                                 --------       --------     --------       --------
(in thousands)
Net income                                       $ 12,490       $ 33,574     $ 21,954       $ 78,677
   Foreign currency translation adjustment          1,262         (1,976)      (2,826)        (2,480)
   Unrealized gain (loss) on investments           (6,039)         5,332      (20,138)        16,278
   Reclassification adjustment for realized
      losses on investments                        (9,363)        (1,873)      (1,128)        (3,055)
                                                 --------       --------     --------       --------
Total comprehensive income (loss)                $ (1,650)      $ 35,057     $ (2,138)      $ 89,420
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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        APRIL 30,                  APRIL 30,
                                                  ---------------------     ---------------------
                                                    2001         2000         2001         2000
                                                  --------     --------     --------     --------
(in thousands, except per share amounts)
NUMERATOR:
   Net income                                     $ 12,490     $ 33,574     $ 21,954     $ 78,677
                                                  ========     ========     ========     ========
DENOMINATOR:
   Weighted-average common shares outstanding       60,776       69,153       62,822       70,054
   Effect of dilutive employee stock options         4,608        1,936        4,014        2,910
                                                  --------     --------     --------     --------
Diluted common shares                               65,384       71,089       66,836       72,964
                                                  ========     ========     ========     ========
Basic earnings per share                          $   0.21     $   0.49     $   0.35     $   1.12
                                                  ========     ========     ========     ========
Diluted earnings per share                        $   0.19     $   0.47     $   0.33     $   1.08
                                                  ========     ========     ========     ========

    The effect of dilutive employee stock options excludes approximately 2,720,000 and 4,602,000 stock options for the three-month periods ended April 30, 2001 and 2000, respectively, and 3,276,000 and 3,082,000 for the six-month periods ended April 30, 2001 and 2000, respectively, which were anti-dilutive for earnings per share calculations.

6.   SEGMENT DISCLOSURE

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys' CODM is the Chief Executive Officer and Chief Operating Officer.

     The Company provides comprehensive design technology products and consulting services in the EDA software industry. The CODM evaluates the performance of the Company based on profit or loss from operations before income taxes and excluding merger-related costs, in-process research and development and amortization of intangible assets. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region. There are no differences between the accounting policies used to measure profit and loss for the Company segment and those used on a consolidated basis. Revenue is defined as revenues from external customers.

    The disaggregated financial information reviewed by the CODM is as follows:

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           APRIL 30,                  APRIL 30,
                                                     ---------------------     -----------------------
                                                       2001         2000         2001           2000
                                                     --------     --------     ---------      --------
(in thousands)
Revenue:
   Product                                           $ 33,102     $123,033     $  72,294      $253,582
   Service                                             91,501       81,820       178,470       168,139
   Ratable license                                     38,921           --        69,914            --
                                                     --------     --------     ---------      --------
   Total revenue                                     $163,524     $204,853     $ 320,678      $421,721
                                                     ========     ========     =========      ========

Gross margin                                         $132,568     $174,927     $ 257,666      $362,910

Operating income (loss) before amortization
   of intangible assets, and in-process research
   and development                                   $    626     $ 44,537     $  (6,765)     $109,008

    There were no merger related costs in the periods presented.

    Reconciliation of the Company's segment profit and loss to the Company's operating income (loss) before provision for income taxes is as follows:

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           APRIL 30,                    APRIL 30,
                                                     ----------------------      -----------------------
                                                       2001          2000          2001           2000
                                                     --------      --------      --------      ---------
(in thousands)
Operating income (loss) before amortization
   of intangible assets, and in-process research
   and development                                   $    626      $ 44,537      $ (6,765)     $ 109,008
Amortization of intangible assets                      (4,179)       (3,690)       (8,351)        (7,211)
In-process research and development                        --            --            --         (1,750)
                                                     --------      --------      --------      ---------
Operating income (loss)                              $ (3,553)     $ 40,847      $(15,116)     $ 100,047
                                                     ========      ========      ========      =========

     Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 APRIL 30,                  APRIL 30,
                                          ----------------------      ----------------------
                                            2001          2000          2001          2000
                                          --------      --------      --------      --------
(in thousands)
Revenue:
   United States                          $110,724      $136,453      $216,678      $288,321
   Europe                                   30,300        45,200        57,800        84,900
   Japan                                    17,800        28,900        34,700        53,800
   Other                                    14,300        14,000        32,300        30,100
   Transfers between geographic areas       (9,600)      (19,700)      (20,800)      (35,400)
                                          --------      --------      --------      --------
      Consolidated                        $163,524      $204,853      $320,678      $421,721
                                          ========      ========      ========      ========

                                                       APRIL 30,      OCTOBER 31,
                                                          2001           2000
                                                       ---------      -----------
(in thousands)
Long-lived assets:
      United States                                     $153,451        $140,923
      Other                                               12,968          16,320
                                                        --------        --------
      Consolidated                                      $166,419        $157,243
                                                        ========        ========

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

     The Company segregates revenue into five categories for purposes of internal management reporting: IC Implementation, including both the Design Compiler (DC) Family and Physical Synthesis; Verification and Test; Intellectual Property (IP) and System Level Design; Transistor Level Design; and Synopsys Professional Services. Revenue for each of the categories is as follows:

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                        APRIL 30,                 APRIL 30,
                                  ---------------------     ---------------------
                                    2001         2000         2001         2000
                                  --------     --------     --------     --------
(in thousands)
Revenue:
   IC Implementation
      DC Family                   $ 53,578     $ 62,427     $107,423     $141,869
      Physical Synthesis            10,495       11,831       16,655       16,963
   Verification and Test            45,321       67,079       89,543      131,327
   IP and System Level Design       19,938       29,523       38,379       60,483
   Transistor Level Design          10,730       13,870       24,195       30,812
   Professional Services            23,462       20,123       44,483       40,267
                                  --------     --------     --------     --------
           Consolidated           $163,524     $204,853     $320,678     $421,721
                                  ========     ========     ========     ========

No single customer accounted for more than ten percent of the Company's consolidated revenue in the three-month periods ended April 30, 2001 and 2000 or for the six-month periods ended April 3, 2001 and 2000.

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

     Strategic equity investments are subject to market price risk. From time to time, the Company enters into and designates forward contracts to hedge variable cash flows from anticipated sales of these investments. The Company's objective for entering into derivative contracts is to lock in the price of selected equity holdings while maintaining the rights and benefits of ownership until the anticipated sale occurs. The forecasted sale selected for hedging is determined by market conditions, up-front costs, and other relevant factors. The Company has generally selected forward sale contracts to hedge its market price risk.

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

     During the three- and six-month periods ended April 30, 2001, $15.3 million and $28.8 million of derivative gains were reclassified from OCI to other income and expense, respectively. Other income for the three- and six-month periods ended April 30, 2001 includes premium amortization of $0.6 million and $1.4 million, respectively, which represents the ineffective portion of the hedge during the period. It is expected that $42.5 million of net gains in OCI relating to the forward sale contracts will be reclassified from OCI into earnings through the period ended January 31, 2003 when the related underlying securities are sold. As of April 30, 2001, the Company has recorded a liability of $12.0 million representing the difference between the forward contract (hedged) price and the current market price for those derivatives which the Company has contracted to sell for less than the market price on April 30, 2001. As of April 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the forward sale contracts is 21 months.

8.   EFFECT OF NEW ACCOUNTING STANDARDS

     During fiscal 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). The objective of SAB 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to adopt the guidance in SAB 101 no later than the fourth quarter of fiscal 2001. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the statements concerning effects of foreign currency hedging, adequacy of our cash as well as statements including the words "projects," "expects," "believes," "anticipates" or similar expressions. Actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     Sale of Silicon Libraries Business. On January 4, 2001, we sold the assets of the our silicon libraries business to Artisan Components, Inc. (Artisan) for a total sales price of $15.5 million, including common stock with a fair value of $11.4 million on the date of sale, and cash of $4.1 million. The net book value of the assets sold was $1.4 million. In connection with the sale, we subcontracted certain performance obligations under existing contracts to Artisan. We have estimated the costs associated with the completion of these subcontract agreements to be approximately $750,000. Expenses incurred in connection with the sale were $2.8 million. On the date of sale, the Company recorded a gain on the sale of the business of $10.6 million which is included in other income and expense on the accompanying unaudited condensed consolidated statement of operations. Direct revenue for the silicon libraries business was $0.2 million and $2.8 million for the six-month periods ended April 30, 2001 and 2000, respectively. Direct revenue for this business was $4.3 million in fiscal 2000.

     Introduction of Technology Subscription Licenses (TSLs). On July 31, 2000, we introduced our TSLs, which are time-limited rights to use our software. Since TSLs include bundled product and services, both product and service revenue is generally recognized ratably over the term of the license, or as payments become due. The terms of TSLs, and the payments due thereon, may be structured flexibly to meet the needs of the customer. With minor exceptions, under TSLs, customers cannot obtain major new products developed or acquired during the term of their license without making an additional purchase.

     The replacement of the prior form of time-based licenses by TSLs has impacted and will continue to impact our reported revenue. Under a ratable license, relatively little revenue is recognized during the quarter the product is delivered, and the remaining amount is recorded as deferred revenue, to the extent that the license fee has been paid or invoiced, to be recognized over the term of the license. Under the prior form of time-based licenses, generally all license revenue was recognized in the quarter that the product was delivered, with relatively little recorded as deferred revenue. Therefore, an order for a TSL will result in significantly lower current-quarter revenue than an equal-sized order under the prior form of time-based licenses. During the second quarter of fiscal 2001, new product orders consisted of approximately 23% perpetual licenses and 77% TSLs.

     TSLs have enabled us to (i) offer customers technology and terms that more closely match their needs; (ii) have greater visibility into our earnings stream; (iii) resist customer requests for special end-of-the-quarter discounts; and (iv) roll out our new technologies in a more planned manner.

     Revenue. Revenue consists of fees for perpetual and ratable licenses of the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. We classify revenues as product, service or ratable licenses. Product revenue consists primarily of perpetual license revenue. Service revenue consists of PCS under perpetual licenses and consulting services. Ratable license revenue is all fees related to time-based licenses bundled with PCS and sold in a single package.

     As expected, revenue for the second quarter of fiscal 2001 decreased 20% to $163.5 million as compared to $204.9 for the second quarter of fiscal 2000. Total revenues decreased 24% from $421.7 to $320.7 million for the six-month periods ended April 30, 2000 and 2001, respectively. This decrease in revenues is attributable to the adoption of TSLs and the related inherent decrease in revenue due to the timing of revenue recognition under the new license model. Since the adoption of TSLs, the percentage of revenue attributable to TSLs has increased from 11% in the fourth quarter of fiscal 2000 to 24% in the second quarter of fiscal 2001.

     Product revenue was $33.1 million for the second quarter of fiscal 2001, compared to $123.0 million for the second quarter of fiscal 2000, and $72.3 million and $253.6 million for the six-month periods ended April 30, 2001 and 2000, respectively. The decrease in product revenue during fiscal 2001 is primarily due to the adoption of TSLs, which are now reported separately as ratable license revenue. Service revenue was $91.5 million and $81.8 million for the second quarters of 2001 and 2000, respectively, and $178.5 million and $168.1 million for the six-month periods ended April 30, 2001 and 2000, respectively. Ratable license revenue was $38.9 million for the second quarter of fiscal 2001 and $69.9 million for the six-month period ended April 30, 2001.

     Revenue - Product Groups. For management reporting purposes, our software products have been organized into four distinct product groups -- IC Implementation, Verification and Test, Intellectual Property and System Level Design, Transistor Level Design -- and a services group -- Synopsys(R) Professional Services. The following table summarizes the revenue attributable to the various groups as a percentage of total company revenue:

                                          Three Months Ended   Six Months Ended
                                               April 30,           April 30,
                                          ------------------   ----------------
                                           2001        2000    2001       2000
                                          ------      ------   -----      -----
Revenue:
  IC Implementation
     DC Family                                33%       30%       33%       34%
     Physical Synthesis                        6%        6%        5%        4%
                                            ----      ----      ----      ----
                                              39%       36%       38%       38%

  Verification and Test                       28%       33%       28%       31%
  IP and System Level Design                  12%       14%       12%       14%
  Transistor Level Design                      7%        7%        8%        7%
  Professional Services                       14%       10%       14%       10%
                                            ----      ----      ----      ----
     Total Company                           100%      100%      100%      100%
                                            ====      ====      ====      ====

     IC Implementation. IC implementation includes two product categories, Design Compiler (DC) Family and Physical Synthesis. The DC Family includes Design Compiler, our core logic synthesis product, the Power Compiler which provides "push-button" power optimization and early analysis for the design of low power circuits, and the Module Compiler which is used in the design of complex datapaths. Revenue contributions from the DC Family were $53.6 million for the second quarter of 2001 as compared to $62.4 million for the same period in 2000. For the six-month periods ended April 30, 2001 and 2000, revenue contributions were $107.4 million and $141.9 million, respectively. The decline in revenue principally reflects the impact of our change in license strategy.

     The revenue contribution percentage of the DC Family for the six months ended April 30, 2001 remained relatively flat when compared to the same period of the prior year. We believe relative revenue contribution from the DC Family has peaked. Over the long term, we expect the contribution from DC Family to decline as our customers transition from the DC Family to Physical Synthesis products.

     Included in the Physical Synthesis family are Physical Compiler, a product that unifies synthesis, placement and global routing, Chip Architect, a chip floor-planning product, Flex Route, a high-level router, and our detailed routing technology. This product family contributed revenue of $10.5 million in the second quarter of 2001 as compared to $11.8 million for the same quarter in the prior year. Revenues for the six-month periods ended April 30, 2001 and 2000 were $16.7 million and $17.0 million, respectively.

     Verification and Test. Verification and Test includes our simulation, timing analysis, formal verification and test products. In the second quarter of fiscal 2001, the Verification and Test product family contributed 28% of our revenue, compared to 33% in the same quarter last year. The Verification and Test product family contributed 28% and 31% for the six-month periods ended April 30, 2001 and 2000, respectively. This decrease is due to the timing and mix of orders received during the second quarter of 2001 as compared to the same period during 2000. We expect demand for verification products to increase as both semiconductor and systems companies encounter increasingly difficult verification challenges as chipmaking technology advances and ICs become more complex.

     Intellectual Property and System Level Design (IP&SG). Our IP&SG products include DesignWare library of design components and verification models, and system design products. Revenue contribution was 12% for the second quarter of fiscal 2001 and six months ended April 30, 2001 as compared to 14% for the same periods last year. This decline is due to the sale of our silicon libraries business to Artisan in the first quarter of fiscal 2001. Direct revenue for the silicon libraries business was $2.8 million for the six-month period ended April 30, 2000. Additional decreases in revenue are the result of the impact of our change in license strategy.

     Transistor Level Design. Our transistor level design products include tools that are used in transistor-level simulation and analysis. Revenue contribution was relatively flat at 7% for each of the second quarters of fiscal 2001 and 2000 and 8% and 7% for the six-month periods ended April 30, 2001 and 2000, respectively. We expect revenue contributions from this product group to remain relatively flat as a percentage of revenues during 2001.

     Professional Services. The Professional Services group includes consulting and training. This services group provides consulting services including design methodology assistance, specialized services relating to telecommunications systems design and turnkey design services, as well as systems development in wireless and broadband applications. Revenue contributions for this services group were 14% for both the second quarter of 2001 and the six months ended April 30, 2001 as compared to 10% for the same periods in fiscal 2000. For the six-month periods ended April 30, 2001 and 2000, revenue contributions were 14% and 10%, respectively. The increase in the total revenue contribution for this services group is due largely to the increased demand for our turnkey design and wireless and broadband consulting services. We anticipate continued growth in fiscal 2001.

     International Revenue. The following table summarizes the performance of the various regions as a percentage of total Company revenue:

                                 Three months ended           Six months ended
                                     April 30,                    April 30,
                                 ------------------          ------------------
                                 2001          2000          2001          2000
                                 ----          ----          ----          ----
North America                      62%           57%           60%           61%
Europe                             18%           22%           20%           18%
Japan                              11%           14%           13%           11%
Other                               9%            7%            7%           10%
                                 ----          ----          ----          ----
Total                             100%          100%          100%          100%
                                 ====          ====          ====          ====

     International revenue as a percentage of total revenue for the quarter ended April 30, 2001 decreased to 38% from 43% for the quarter ended April 30, 2000. International revenues remained relatively flat for the six months ended April 30, 2000 compared to the six months ended April 30, 2001. The decrease in international revenues as a percentage of total revenues for the second quarter of fiscal 2001 compared to the same period during 2000 is influenced by the particular contracts closed during the quarter. The relative percentage contributions on a geographic basis, for the six months ended April 30, 2001, are in line with our historical trends. The majority of our international sales are denominated in the U.S. dollar. There were no foreign exchange gains or losses that were material to our financial results during the three-and six-month periods ended April 30, 2001 and 2000.

     Cost of Revenue. Cost of product revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the components of our hardware system products. The cost of internally developed capitalized software is amortized based on the greater of the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line method over the software's estimated economic life of approximately two years. Cost of product revenue was 15% and 16% of total product revenue for the three and six months ended April 30, 2001, as compared to 9% and 8% for the same periods during 2000. During fiscal 2001, we expect the cost of product revenue as a percentage of revenue to continue to remain relatively flat.

     Cost of service revenue includes personnel and related costs associated with providing training and consulting services. Cost of service revenue as a percentage of total service revenue was 22% and 24% in the second quarters of fiscal 2001 and 2000, respectively, and 22% and 23% for each of the six-month periods ended April 30, 2001 and 2000, respectively. We do not expect significant fluctuations in the cost of service revenue as a percentage of revenue in fiscal 2001.

     Since TSLs include bundled product and services, cost of ratable license revenue includes the costs of product and services related to our TSLs. Cost of ratable license revenue was 16% in the second quarter of fiscal 2001 and 17% for the six-month period ended April 30, 2001. We do not expect significant fluctuations in the cost of TSL revenue as a percentage of revenue in fiscal 2001.

     Research and Development. Research and development expenses increased by 4% to $47.6 million in the second quarter of fiscal 2001, from $46.0 million in the same quarter of last year, both net of capitalized software development costs. Research and development expenses represented 29% and 22% of total revenue in the second quarter of 2001 and 2000, respectively. Research and development expenses were $93.9 million for the six-month period ended April 30, 2001 and $90.2 million for the six-month period ended April 30, 2000. As a percentage of total revenue, research and development expenses represented 29% and 21% for the six-month periods ended April 30, 2001 and 2000, respectively. The increase in the percentage as compared to total revenue is due to lower revenue resulting from the changes in our license strategy. Research and development expenses have increased in absolute dollars due to additional development of products acquired through acquisitions and increased compensation and compensation-related costs related to higher levels of research and development staffing. The increases in research and development spending reflect our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software, and continue to enhance existing products. We anticipate that we will continue to commit substantial resources to research and development in the future, provided that we are able to continue to hire and retain a sufficient number of qualified personnel. If we determine that we are unable to enter a particular market in a timely manner, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development.

     Sales and Marketing. Sales and marketing expenses decreased by 2% to $69.2 million in the second quarter of fiscal 2001 from $70.4 million in the same quarter last year. Sales and marketing expenses represented 42% and 34% of total revenue in the second quarter of 2001 and 2000, respectively. The decrease, in absolute dollars, for the second quarter of fiscal 2001 as compared to the same period during fiscal 2000 reflects our efforts to contain costs. Sales and marketing expenses were $138.8 million and $137.4 million (43% and 33% of total revenue) for the six-month periods ended April 30, 2001 and 2000, respectively. Since fiscal year 2000 was a 52-week year and fiscal year 2001 will be a 53-week year, the first quarter of fiscal 2001 included an additional week of operations resulting in an increase in sales and marketing for the six-month period ended April 30, 2001 as compared to the same period in fiscal 2000. The increase in sales and marketing expenses as a percentage of revenue is due to lower revenue resulting from the changes in our license model.

     General and Administrative. General and administrative expenses increased to $15.1 million in the second quarter of fiscal 2001, compared to $14.0 million in the same quarter last year. As a percentage of total revenue, general and administrative expenses were 9% and 7% in the second quarter of fiscal 2001 and fiscal 2000, respectively. For the six-month periods ended April 30, 2001 and 2000, general and administrative expenses in absolute dollars were $31.8 million and $26.3 million and were 10% and 6% of total revenue, respectively. The increase in absolute dollars is primarily due to increases in personnel costs as a result of the additional week of operations in the first quarter of fiscal 2001 and an increase in facility costs from expansion, offset by our efforts to contain G&A costs. The increase as a percentage of total revenue is primarily the result of the higher personnel costs coupled with lower revenue due to the change we made to our license strategy.

     Amortization of Intangible Assets. Intangible assets represent the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Intangible assets, including goodwill, are amortized over their estimated useful life of three to five years. We assess the recoverability of goodwill and other intangible assets by estimating whether the unamortized cost will be recovered through estimated future undiscounted cash flows. Amortization of intangible assets charged to operations in the second quarter of fiscal 2001 was $4.2 million compared to $3.7 million for the same period last year. For the six-month periods ended April 30, 2001 and 2000, amortization of intangible assets charged to operations was $8.4 million and $7.2 million, respectively.

     In-Process Research and Development. Purchased in-process research and development (IPRD) of $1.7 million in the six-month period ended April 30, 2000 represents the write-off of in-process technologies associated with our acquisition of Leda, S.A. in January 2000. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, this amount was expensed on the acquisition date.

     Other Income, Net. Other income, net was $21.9 million in the second quarter of fiscal 2001, as compared to $9.7 million in the same quarter in the prior year. The quarter-over-quarter increase is due primarily to $15.3 million of gains recognized on the sale of securities as compared to $3.1 for the same period during 2000. These gains were partially offset by the write-down of certain assets in our venture portfolio in the amount of $1.0 million for the second quarter of fiscal 2001 as compared to $0 for the same period during 2000. Further, rental income was $2.4 million for the second quarter of fiscal 2001 as compared to $0 for the same period during 2000. Interest income for the second quarter of 2001 of $3.6 million compared to $7.1 million for the second quarter of 2000. Our stock repurchase program has led to lower cash balances, which resulted in a decrease in interest income.

     Other income, net increased to $47.4 million for the six months ended April 30, 2001 from $18.6 million for the same period during 2000. The six-month increase is due in part to the gain of $10.6 million on the sale of our silicon libraries business to Artisan and in part to realized gains on investments, which were $29.6 million for fiscal 2001 as compared to $5.1 million for fiscal 2000. These gains were partially offset by the write-down of certain assets in our venture portfolio in the amount of $4.3 million for the six months of fiscal 2001. Further, rental income was $3.7 million and $0 for the six-month periods ended April 30, 2001 and 2000, respectively. Interest income in the six months ended April 30, 2001 was $7.8 million, as compared to $15.1 million in the same quarter last year. This decrease primarily reflects our lower cash balances, which results from the continuation of our stock repurchase program.

      During the six months ended April 30, 2001, we determined that certain of the assets held in our venture fund were impaired and that the impairment was other than temporary. Accordingly, we recorded a charge of approximately $4.3 million, which is included in the accompanying condensed consolidated statements of operations in other income, net. The impairment charge relates to certain investments in non-public companies and represents management's estimate of the impairment incurred during the period as a result of specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is not a market in which their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees.

    Interest Rate Risk. Our exposure to market risk for a change in interest rates relates to our investment portfolio. We place our investments in a mix of short-term tax exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not anticipate any material losses with respect to our investment portfolio.

    The following table presents the carrying value and related weighted-average interest rates for our investment portfolio. The carrying value approximates fair value at April 30, 2001. In accordance with our investment policy, the weighted-average duration of our invested funds portfolio does not exceed one year.

    Principal (Notional) Amounts in U.S. Dollars:

                                                                         Average
                                                      Carrying          After Tax
        (in thousands, except interest rates)          Amount         Interest Rate
                                                      ---------       -------------
        Short-term investments -- fixed rate            247,109           4.01%
        Money market funds -- variable rate              80,675           3.66%
                                                       --------
             Total interest bearing instruments        $327,784           3.92%
                                                       ========

     Foreign Currency Risk. At the present time, we do not generally hedge anticipated foreign currency cash flows but hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies. Hedging activities undertaken are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon the accuracy of our estimates of balances denominated in various currencies, primarily the euro, Japanese yen, Taiwan dollar, British pound sterling, Canadian dollar, and Singapore dollar. We had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $94.9 million as of April 30, 2001. Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these hedging transactions will be effective in the future.

    The following table provides information about our foreign exchange forward contracts at April 30, 2001. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate at April 30, 2001. These forward contracts mature in approximately thirty days.

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in U.S. Dollars:

                                                             USD Amount      Contract Rate
                                                             ----------      -------------
        (in thousands, except for contract rates)
        Forward Net Contract Values:
           Euro                                                 $73,981          1.1223
           Japanese yen                                           8,580         125.977
           Taiwan Dollar                                          2,453          33.000
           British pound sterling                                   895           0.697
           Canadian dollar                                        8,381           1.535
           Singapore dollar                                         604           1.809

    The unrealized gains/losses on the outstanding forward contracts at April 30, 2001 were immaterial to our consolidated financial statements. The realized gain/losses on these contracts as they matured were not material to our consolidated financial position, results of operations or cash flows for the periods presented.

    On November 1, 2000, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the hedge is recognized in earnings immediately. Upon adoption of FAS 133, the cumulative transition adjustment was insignificant. We do not believe that ongoing application of SFAS 133 will significantly alter our hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income. Apart from our foreign currency hedging and forward sales of certain equity investments, we do not use derivative financial instruments. In particular, we do not use derivative financial instruments for speculative or trading purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments were $392.7 million at April 30, 2001, a decrease of $42.9 million, or 10%, from October 31, 2000. Cash provided by operating activities was $96.9 million for the six months ended April 30, 2001 compared to $92.7 million for the same period in the prior year.

     Cash provided by investing activities was $44.5 million in the first six months of 2001 compared to $98.8 million used for investing activities during same period in 2000. The increase in cash provided by investing activities is due to net proceeds from the sale of short- and long-term investments totaling $74.7 million for the six months ended April 30, 2001 as compared to net purchases of investments totaling $65.3 million for the same period during 2000. The cash received from the sales of investments during fiscal 2001 was primarily used to purchase treasury stock. Capital expenditures totaled $33.6 million in fiscal 2001 as we continue to invest in fixed assets, primarily related to construction of our Oregon facilities and computing equipment to support our growth and expand our infrastructure.

     We used $146.1 million in net cash for financing activities for the six months ended April 30, 2001 compared to $150.2 for the same period during fiscal 2000. The primary financing uses of cash during 2001 were for the repurchase of
4.2 million shares of common stock for approximately $49 per share and payments on debt obligations totaling $5.1 million. Financing sources of cash during the six months ended April 30, 2001 were $65.3 million in proceeds from the sale of shares pursuant to our employee stock plans compared to $39.2 for the six months ended April 30, 2000.

     Accounts receivable decreased 10%, from $146.4 million at October 31, 2000 to $132.3 million at April 30, 2001. Days sales outstanding decreased to 74 days as of April 30, 2001 from 99 days at October 31, 2000 as a result of improved cash collections and an increase in revenues in the quarter ended April 30, 2001 compared to the quarter ended October 31, 2000.

     We believe that our current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy our business requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Our Revenue and Earnings May Fluctuate. Many factors affect our revenue and earnings, which makes it difficult to achieve predictable revenue and earnings growth. Among these factors are customer product and service demand, product license terms, and the timing of revenue recognition on products and services sold. The following specific factors could affect our revenue and earnings in a particular quarter or over several quarterly or annual periods:

     - Like all companies, our business is linked to the health of the U.S. and international economies. Economic growth has slowed significantly, and some commentators believe the U.S. economy will experience a recession. Weakness in the U.S. and world economy could have an adverse effect on our orders and revenue.

     - Our products are complex, and before buying them customers spend a great deal of time reviewing and testing them. Our customers' evaluation and purchase cycles do not necessarily match our quarterly periods. In the past, we have received a disproportionate volume of orders in the last week of a quarter, although since the adoption of the TSL license model orders have become more linear. In addition, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders for that period could be below our plan and our revenue could be below any targets we may have published.

     - Accounting rules determine when revenue is recognized on our product, TSL's and service contracts, and therefore impact how much revenue we will report in any given fiscal period. The authoritative literature under which the Company recognizes revenue has been, and is expected to continue to be, the subject of much interpretative guidance. In general, after the adoption of TSLs in the fourth quarter of fiscal 2000 (as described above under "Results of Operations-Revenue"), most orders for our products and services yield revenue over multiple quarters (extending beyond the current fiscal year) or upon completion of performance rather than at the time the contract is executed. The specific terms agreed to with a customer may have the effect of requiring deferral or acceleration of revenue in whole or in part. Therefore, for any given fiscal period it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet or exceed our revenue and/or earnings plan because of backlog and deferred revenue, while orders are under plan.

     - In fiscal 2000, we modified the license and pricing structure for our software products, adopting TSLs, for which revenue is recognized over the term of the license rather than at shipment. Our revenue targets for any given quarter are based, in part, upon an assumption that we will achieve a license mix of perpetual licenses and TSL's that includes 20% to 30% perpetual licenses (on which revenue is generally recognized in the quarter shipped). If we are unable to achieve a mix in this range our ability to achieve short-term or long-term revenue growth targets may be impaired.

Our Business Depends on the Semiconductor and Electronics Businesses.Purchases of our products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the number of design engineers and the increasing complexity of designs. Though we do not directly benefit from increases in the sheer number of chips produced, our business has benefited from the rapid worldwide growth of the semiconductor industry. Since the end of 2000, the semiconductor industry has recently experienced a sharp decline in orders and revenue. Many semiconductor manufacturers and vendors of products incorporating semiconductors have announced earnings shortfalls and employee layoffs. The outlook for the electronics industry is uncertain and it is impossible to predict how long the current slump will last.

    In general, budget cuts and layoffs have not to date directly impacted our customers' orders in any material way, though overall, customer spending is getting tighter and spending decisions, particularly relating to consulting services, more carefully scrutinized. It is impossible to predict the conditions under which our business could be materially adversely affected by the semiconductor slump. Demand for our products and services may also be affected by mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined companies. Slower growth in the semiconductor and electronics industries, a reduced number of design starts, tightening of customers' operating budgets, continued consolidation among our customers or a shift toward field-programmable gate arrays (FPGAs) or other types of semiconductors that can be designed with less-expensive EDA software, all could have a material adverse effect on our business, financial condition and results of operations.

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

    Technology advances and customer requirements continue to fuel a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving integrated logic and physical design products (referred to as "physical synthesis" products) rather than on the basis of individual "point" tools performing a discrete phase of the design process. The need to offer physical synthesis products will become increasingly important as ICs grow more complex. Our principal physical synthesis product was fully released in June 2000, and has been well received by customers. We are working on completing our design flow, but there is no guarantee that we will be able to offer a competitive complete flow to customers. The market for physical design tools is dominated by Cadence and Avant!, both of which offer products linking logic and physical design. If we are unsuccessful in developing a complete design flow on a timely basis or in convincing customers to adopt our integrated logical and physical design products and methodology, our competitive position could be significantly weakened.

    Our Revenue Growth Depends on New and Non-Synthesis Products. Historically, much of our growth has been attributable to the strength of our logic synthesis products. These products accounted for 32.8% of revenue in the second fiscal quarter of 2001 (see note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements). We believe that orders and revenue for our flagship logic synthesis product, Design Compiler, and the DC Family has peaked. Over the long term, we expect the contribution from DC Family to decline as our customers to transition from the DC Family to Physical Synthesis products. In order to meet our revenue plan, revenue from our physical synthesis products, our non-synthesis products and professional services must grow faster than our overall revenue growth target. Among the products that we expect to be the most important contributors to revenue growth are our Physical Compiler physical synthesis, VCS Verilog simulation and DesignWare IP library products. If revenue growth for these products fails to meet our goals, it is unlikely that we will meet our overall revenue growth target.

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

    Stagnation of International Economies Would Adversely Affect Our Performance. During the second quarter of fiscal 2001, 38% of our revenue was derived from outside North America, while during fiscal 2000, this figure was 43%. International sales are vulnerable to regional or worldwide economic or political conditions and to changes in foreign currency exchange rates. A number of our largest European customers are in the telecommunications equipment business, which has weakened considerably this year. The longer this weakness persists the more likely our business with these customers will be negatively affected. The Japanese economy has been stagnant for several years. If the Japanese economy remains weak, revenue and orders from Japan, and perhaps the rest of Asia, could be adversely affected. In addition, the yen-dollar and euro-dollar exchange rates remain subject to unpredictable fluctuations. Weakness of the yen could adversely affect revenue and orders from Japan during future quarters. Asian countries other than Japan also have experienced economic and currency problems in recent years, and in most cases they have not fully recovered. If such conditions persist or worsen, orders and revenues from the Asia Pacific region would be adversely affected.

    Our Success Depends on Recruiting and Retaining Key Personnel. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, with significant start-up activity, and our headquarters is in Silicon Valley, where skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA and IC design engineers, and the competition for such individuals is intense. Experience at Synopsys is highly valued in the EDA industry and the general electronics industry, and our employees are recruited aggressively by our competitors and by start-up companies in many industries. Recent changes in the semiconductor and internet-related industries have led to improvements in the recruiting and retention environment; however, we have experienced, and may continue to experience, significant employee turnover. There can be no assurance that we can continue to recruit and retain the technical and managerial personnel we need to run our business. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

    Fixed Operating Expenses. Our operating expenses are based in part on our expectations of future revenue, and expense levels are generally committed in advance of revenue. Since only a small portion of our expenses varies with revenue, a shortfall in revenue translates directly into a reduction in net income. For fiscal 2001 our target for total expenses is $670-675 million. If we are unsuccessful in generating anticipated revenue, or unsuccessful at maintaining expenses within this range, however, our business, financial condition and results of operations could be materially adversely affected.

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


PART II. OTHER INFORMATION

      On April 23, 2001, the Annual Meeting of Stockholders of Synopsys, Inc. was held in Mountain View, California. Four matters were submitted to the stockholders for action or approval.

1. The stockholders elected eight directors to hold office for a one-year term or until their respective successors are elected. The votes for these directors are set forth below.

                                            Total Vote For       Total Vote Withheld
                                            Each Director        From Each Director
                                            --------------       -------------------
            Aart J. de Geus                   55,194,995                209,514
            Andy D. Bryant                    55,193,995                210,514
            Chi-Foon Chan                     55,194,481                210,028
            Bruce R. Chizen                   55,192,671                211,838
            Deborah A. Coleman                55,183,865                220,644
            A. Richard Newton                 55,193,268                211,241
            Sasson Somekh                     41,197,639             14,206,870
            Steven C. Walske                  55,192,191                212,318

2. The stockholders approved an amendment to the Company's Employee Stock Purchase Plan and International Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,200,000 shares.

                 For             Against       Abstain         Non-Votes
              ----------       ----------      --------        ---------
              42,523,867        4,962,471       50,046         7,896,840

3. The stockholders voted upon but did not approve an amendment to the Company's 1992 Stock Option Plan (the "1992 Plan") to extend the term of the 1992 Plan from January 2002 until January 2007.

                 For             Against       Abstain         Non-Votes
              ----------       ----------      --------        ---------
              23,101,081       24,370,368       64,935         7,909,955

4. The stockholders approved a proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending November 3, 2001.

                 For             Against       Abstain         Non-Votes
              ----------       ----------      --------        ---------
              55,276,533         121,954        34,829            N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a.)  Exhibits

              10.1      1992 Stock Option Plan, as amended through May 25, 2001

              10.2      Employee Stock Purchase Plan, as amended through February 28, 2001

              10.3      International Employee Stock Purchase Plan, as amended through February 28, 2001


      (b.)  Reports on Form 8-k

            None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SYNOPSYS, INC.

                                  By: /s/ Robert B. Henske
                                      ------------------------------------------
                                      Robert B. Henske
                                      Senior Vice President, Finance and
                                        Operations, and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                      Date: June 15, 2001

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER     DESCRIPTION
  -------     -----------
    10.1      1992 Stock Option Plan, as amended through May 25, 2001

    10.2      Employee Stock Purchase Plan, as amended through February 28, 2001

    10.3      International Employee Stock Purchase Plan, as amended through February 28, 2001