Form 10-Q
period 2001-07-31
SYNOPSYS INC
filed 2001-09-18
CIK 883241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER: 0-19807

                                ----------------

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

            59,302,014 shares of Common Stock as of September 8, 2001

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 2001

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.............................................   3

          CONDENSED CONSOLIDATED BALANCE SHEETS............................   3

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME............   4

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS........   5

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................  14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........  25

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................  25

SIGNATURES.................................................................  26

PART I

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                     JULY 31,        OCTOBER 31,
                                                                       2001              2000
                                                                   -----------       -----------
                                                                   (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                      $   134,504       $   153,120
    Short-term investments                                             174,371           282,519
                                                                   -----------       -----------
         Total cash and short-term investments                         308,875           435,639
    Accounts receivable, net of allowances of $8,660 and
         $9,539, respectively                                          131,721           146,449
    Prepaid expenses, deferred taxes and other                          98,557           102,433
                                                                   -----------       -----------
         Total current assets                                          539,153           684,521

Property and equipment, net                                            173,661           157,243
Long-term investments                                                   88,222           126,741
Intangible assets, net                                                  39,428            51,776
Other assets                                                            53,570            30,712
                                                                   -----------       -----------
         Total assets                                              $   894,034       $ 1,050,993
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                       $   120,980       $   139,290
    Current portion of long-term debt                                      535             6,416
    Accrued income taxes                                                36,690            56,304
    Deferred revenue                                                   250,752           150,654
                                                                   -----------       -----------
         Total current liabilities                                     408,957           352,664
                                                                   -----------       -----------

Long-term debt                                                             123               564
Deferred compensation                                                   17,717            14,936
Other liability                                                          7,161                --

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000 shares authorized;
         no shares outstanding                                              --                --
    Common stock, $.01 par value; 200,000 shares authorized:
         58,963 and 62,877 shares outstanding, respectively                590               629
    Additional paid-in capital                                         573,787           558,716
    Retained earnings                                                  421,507           405,419
    Treasury stock, at cost                                           (552,174)         (329,493)
    Accumulated other comprehensive income                              16,366            47,558
                                                                   -----------       -----------
         Total stockholders' equity                                    460,076           682,829
                                                                   -----------       -----------
         Total liabilities and stockholders' equity                $   894,034       $ 1,050,993
                                                                   ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          JULY 31,                      JULY 31,
                                                  ------------------------      -------------------------
                                                     2001           2000           2001            2000
                                                  ---------      ---------      ---------       ---------
Revenue:
      Product                                     $  44,858      $ 143,348      $ 117,152       $ 396,930
      Service                                        81,430         85,487        259,900         253,626
      Ratable license                                49,822             --        119,736              --
                                                  ---------      ---------      ---------       ---------
           Total revenue                            176,110        228,835        496,788         650,556
                                                  ---------      ---------      ---------       ---------

Cost of revenue:
      Product                                         6,086         10,169         17,616          31,108
      Service                                        19,158         21,851         58,427          59,723
      Ratable license                                 7,476             --         19,689              --
                                                  ---------      ---------      ---------       ---------
           Total cost of revenue                     32,720         32,020         95,732          90,831
                                                  ---------      ---------      ---------       ---------

Gross margin                                        143,390        196,815        401,056         559,725
                                                  ---------      ---------      ---------       ---------

Operating expenses:
      Research and development                       49,382         50,323        143,239         140,552
      Sales and marketing                            68,954         73,709        207,735         211,100
      General and administrative                     19,140         15,973         50,933          42,255
      Amortization of intangible assets               4,163          3,745         12,514          10,956
      In-process research and development                --             --             --           1,750
                                                  ---------      ---------      ---------       ---------
           Total operating expenses                 141,639        143,750        414,421         406,613
                                                  ---------      ---------      ---------       ---------

Operating income (loss)                               1,751         53,065        (13,365)        153,112
Other income, net                                    19,499          8,797         66,901          27,431
                                                  ---------      ---------      ---------       ---------

Income before provision for income taxes             21,250         61,862         53,536         180,543
Provision for income taxes                            6,800         20,491         17,132          60,495
                                                  ---------      ---------      ---------       ---------
Net income                                        $  14,450      $  41,371      $  36,404       $ 120,048
                                                  =========      =========      =========       =========

Basic earnings per share                          $    0.24      $    0.61      $    0.60       $    1.71
                                                  =========      =========      =========       =========
Weighted average common shares
      outstanding                                    60,048         68,278         61,050          70,026
                                                  =========      =========      =========       =========

Diluted earnings per share                        $    0.22      $    0.59      $    0.56       $    1.65
                                                  =========      =========      =========       =========
Weighted average common shares
      and dilutive stock options outstanding         64,887         69,603         65,362          72,591
                                                  =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             NINE MONTHS ENDED
                                                                                  JULY 31,
                                                                       -----------------------------
                                                                           2001              2000
                                                                       -----------       -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                             $    36,404       $   120,048
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization                                          48,149            46,583
     Tax benefit associated with stock options                              14,603            10,408
     Provision for doubtful accounts and sales returns                       2,237             1,788
     Interest accretion on notes payable                                       306               601
     Gain on sale of long-term investments                                 (43,128)           (7,060)
     Write-down of long-term investments                                     4,348                --
     Gain on sale of silicon libraries business                            (10,580)               --
     In-process research and development                                        --             1,750
     Net changes in operating assets and liabilities:
         Accounts receivable                                                12,491           (49,114)
         Prepaid expenses and other current assets                          (2,366)              468
         Other assets                                                         (414)          (14,737)
         Accounts payable and accrued liabilities                          (22,008)           16,581
         Accrued income taxes                                              (19,614)           14,497
         Deferred revenue                                                  100,153            20,576
         Deferred compensation                                               2,781             5,420
                                                                       -----------       -----------
              Net cash provided by operating activities                    123,362           167,809
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment                               (51,980)          (45,232)
     Purchases of short-term investments                                (1,656,744)       (1,989,729)
     Proceeds from sales and maturities of short-term investments        1,764,892         2,196,283
     Purchases of long-term investments                                    (11,000)           (9,498)
     Proceeds from sale of long-term investments                            62,446            11,515
     Proceeds from the sale of silicon libraries business                    4,122                --
     Acquisitions, net of cash acquired                                         --            (8,592)
     Capitalization of software development costs                             (750)             (500)
     Intangible assets, net                                                   (166)              684
                                                                       -----------       -----------
              Net cash provided by investing activities                    110,820           154,931
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of debt obligations                                           (6,468)          (14,000)
     Issuances of long-term debt                                                --               727
     Issuances of common stock                                              89,310            47,008
     Purchases of treasury stock                                          (331,878)         (211,301)
                                                                       -----------       -----------
              Net cash used in financing activities                       (249,036)         (177,566)
                                                                       -----------       -----------
Effect of exchange rate changes on cash                                     (3,762)           (3,601)
                                                                       -----------       -----------
Net (decrease) increase in cash and cash equivalents                       (18,616)          141,573
Cash and cash equivalents, beginning of period                             153,120           309,394
                                                                       -----------       -----------
Cash and cash equivalents, end of period                               $   134,504       $   450,967
                                                                       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

        Synopsys, Inc. (Synopsys or the Company) is a leading supplier of electronic design automation (EDA) software to the global electronics industry. The Company develops, markets, and supports a wide range of integrated circuit
(IC) design products that are used by designers of advanced ICs, including system-on-a-chip ICs, and the electronic systems (such as computers, cell phones, and internet routers) that use such ICs, to automate significant portions of their design process. Synopsys' products offer its customers the opportunity to design ICs that are optimized for speed, area, power consumption and production cost, while reducing overall design time. The Company also provides consulting services to help its customers improve their IC design processes and, where requested, to assist them with their IC designs, as well as training and support services.

        The Company's fiscal year ends on the Saturday nearest October 31. Fiscal year 2000 was a 52-week year and fiscal year 2001 will be a 53-week year with the extra week added to the first quarter. For presentation purposes, the unaudited condensed consolidated financial statements and notes refer to the calendar month end.

        The unaudited condensed consolidated financial statements include the accounts of Synopsys and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations of the Company have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or the full fiscal year. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 31, 2000, included in the Company's 2000 Annual Report on Form 10-K.

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

2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND COST OF REVENUE

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

        Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the Company's systems products. Cost of service revenue includes personnel and the related costs associated with providing training, consulting and PCS. Cost of ratable license revenue includes the cost of products and services related to time-based licenses bundled with PCS and sold as a single package and to time-based licenses that include extended payment terms or unspecified additional products.

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

        The Company defines each of the four criteria above as follows:

        Persuasive Evidence of an Arrangement Exists. It is the Company's customary practice to have a written contract, which is signed by both the customer and Synopsys, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

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

        The Company's customary payment terms are such that a minimum of 75% of the arrangement revenue is due within one year or less. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable.

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

        Multiple-Element Arrangements. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately.

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

        Certain of the Company's time-based licenses include unspecified additional products. The Company recognizes revenue from time-based licenses that include unspecified additional software products and from licenses sold with extended payment terms that are not considered to be fixed and determinable in an amount that is the lesser of amounts due and payable or the ratable portion of the entire fee. Revenue from contracts with unspecified additional software products is recognized ratably over the contract term.

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

ADOPTION OF SFAS 133

        On November 1, 2000, Synopsys adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged anticipated transaction affects earnings. The ineffective portion of the hedge is recognized in earnings immediately. Upon adoption of SFAS 133, the cumulative transition adjustment was insignificant.

FOREIGN EXCHANGE CONTRACTS

        The Company operates internationally and therefore is exposed to potentially adverse movements in foreign currency rates. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated balance sheet positions. The objective of these contracts is to neutralize the impact of foreign currency rate movements on the Company's operating results.

        Foreign exchange forward contracts require the Company to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rates because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rates.

3. SALE OF SILICON LIBRARIES BUSINESS

        On January 4, 2001, the Company sold the assets of its silicon libraries business to Artisan Components, Inc. (Artisan) for a total sales price of $15.5 million, including common stock with a fair value on the date of sale of $11.4 million, and cash of $4.1 million. The net book value of the assets sold was $1.4 million. In connection with the sale, the Company subcontracted certain performance obligations under existing contracts to Artisan. The Company estimated the costs associated with the completion of these subcontract agreements to be approximately $750,000. Expenses incurred in connection with the sale were $2.8 million. The Company recorded a gain on the sale of the business of $10.6 million which is included in other income and expense on the accompanying unaudited condensed consolidated statement of operations. The subcontract agreements were completed during the third quarter of fiscal 2001 at a total cost of $1.4 million. Direct revenue for the silicon libraries business was $0.2 million and $3.9 million for the nine-month periods ended July 31, 2001 and 2000, respectively. Direct revenue for this business was $4.3 million in fiscal 2000.

4. STOCK REPURCHASE PROGRAM

        In August 2000, the Company established a stock repurchase program under which Synopsys common stock with an aggregate market value up to $500 million may be acquired in the open market. This program followed the completion of a $200 million stock repurchase program authorized in June 1999. In July 2001, the Company completed the August 2000 stock repurchase program and the Board of Directors authorized a new stock repurchase program under which Synopsys common stock with a market value up to $500 million could be acquired in the open market through October 31, 2002. Common shares repurchased are intended to be used for ongoing stock issuances under the Company's employee stock plans and for other corporate purposes. Under the share repurchase programs, for the three- and nine-month periods ended July 31, 2001, the Company purchased 2.4 million and 6.6 million shares, respectively, of Synopsys common stock in the open market, at average prices of $53 per share and $50 per share, respectively. For the three- and nine-month periods ended July 31, 2000, the Company purchased
0.7 million and 4.4 million shares, respectively, of Synopsys common stock in the open market under the June 1999 share repurchase program, at average prices of $40 per share and $48 per share, respectively. At July 31, 2001, $481.9 million remained available for repurchases under the July 2001 program.

5. COMPREHENSIVE INCOME

        The following table sets forth the components of comprehensive income, net of income tax expense:

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                JULY 31,                        JULY 31,
                                       -------------------------       -------------------------
(in thousands)                            2001            2000            2001            2000
                                       ---------       ---------       ---------       ---------
Net income                             $  14,450       $  41,371       $  36,404       $ 120,048
     Foreign currency translation
          adjustment                        (936)         (1,120)         (3,763)         (3,601)
     Unrealized gain (loss) on
          investments                      1,803          24,624          (1,863)         40,903
     Reclassification adjustment
          for realized gains on
          investments                     (7,967)         (1,181)        (25,566)         (4,237)
                                       ---------       ---------       ---------       ---------
Total comprehensive income             $   7,350       $  63,694       $   5,212       $ 153,113
                                       =========       =========       =========       =========


6. EARNINGS PER SHARE

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

        The following table sets forth the computation of basic and diluted earnings per share:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    JULY 31,                    JULY 31,
                                             ----------------------      ----------------------
                                               2001          2000          2001          2000
                                             --------      --------      --------      --------
(in thousands, except per share amounts)
NUMERATOR:
     Net income                              $ 14,450      $ 41,371      $ 36,404      $120,048
                                             ========      ========      ========      ========

DENOMINATOR:
     Weighted-average common
          shares outstanding                   60,048        68,278        61,050        70,026
     Effect of dilutive employee
           stock options                        4,839         1,325         4,312         2,565
                                             --------      --------      --------      --------
Diluted common shares                          64,887        69,603        65,362        72,591
                                             ========      ========      ========      ========

Basic earnings per share                     $   0.24      $   0.61      $   0.60      $   1.71
                                             ========      ========      ========      ========

Diluted earnings per share                   $   0.22      $   0.59      $   0.56      $   1.65
                                             ========      ========      ========      ========

        The effect of dilutive employee stock options excludes approximately 3,577,000 and 5,598,000 stock options for the three-month periods ended July 31, 2001 and 2000, respectively, and 3,513,000 and 3,366,000 for the nine-month periods ended July 31, 2001 and 2000, respectively, which were anti-dilutive for earnings per share calculations.

7. SEGMENT DISCLOSURE

        Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments of the Company that have separate financial information available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys' CODM is the Chief Executive Officer and Chief Operating Officer.

        The Company provides comprehensive design technology products and consulting services in the EDA software industry and has determined that it operates in only one segment. The CODM evaluates the performance of the Company based on profit or loss from operations before income taxes and excluding merger-related costs, in-process research and development and amortization of intangible assets. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region. Because the Company operates in only one segment, there are no differences between the accounting policies used to measure profit and loss for the Company segment and those used on a consolidated basis. Revenue is defined as revenues from external customers.

        The disaggregated financial information reviewed by the CODM is as follows:

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           JULY 31,                       JULY 31,
                                                  ------------------------       -------------------------
(in thousands)                                       2001           2000            2001            2000
                                                  ---------      ---------       ---------       ---------
Revenue:
     Product                                      $  44,858      $ 143,348       $ 117,152       $ 396,930
     Service                                         81,430         85,487         259,900         253,626
     Ratable license                                 49,822             --         119,736              --
                                                  ---------      ---------       ---------       ---------
          Total revenue                           $ 176,110      $ 228,835       $ 496,788       $ 650,556
                                                  =========      =========       =========       =========

Gross margin                                      $ 143,390      $ 196,815       $ 401,056       $ 559,725

 Operating income (loss) before amortization
     of intangible assets, and in-process
     research and development                     $   5,914      $  56,810       $    (851)      $ 165,818

        There were no merger related costs in the periods presented.

        Reconciliation of the Company's segment profit and loss to the Company's operating income (loss) before provision for income taxes is as follows:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          JULY 31,                        JULY 31,
                                                 -------------------------       -------------------------
(in thousands)                                      2001            2000            2001            2000
                                                 ---------       ---------       ---------       ---------
Operating income (loss) before amortization
     of intangible assets, and in-process
     research and development                    $   5,914       $  56,810       $    (851)      $ 165,818
Amortization of intangible assets                   (4,163)         (3,745)        (12,514)        (10,956)
In-process research and development                     --              --              --          (1,750)
                                                 ---------       ---------       ---------       ---------
Operating income (loss)                          $   1,751       $  53,065       $ (13,365)      $ 153,112
                                                 =========       =========       =========       =========

        Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                        JULY 31,                    JULY 31,
                                ----------------------      ----------------------
(in thousands)                  2001          2000          2001          2000
                                --------      --------      --------      --------
Revenue:
     United States              $110,770      $121,758      $306,650      $374,750
     Europe                       33,460        34,967        91,214       119,879
     Japan                        18,405        56,971        53,060       110,720
     Other                        13,475        15,139        45,864        45,207
                                --------      --------      --------      --------

              Consolidated      $176,110      $228,835      $496,788      $650,556
                                ========      ========      ========      ========

                        JULY 31,     OCTOBER 31,
(in thousands)            2001          2000
                        --------      --------
Long-lived assets:
     United States      $158,992      $140,923
     Other                14,669        16,320
                        --------      --------
     Consolidated       $173,661      $157,243
                        ========      ========

        Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company's methodology. Revenue is not reallocated among geographic regions to reflect any re-mixing of licenses between different regions following the initial product shipment.

        The Company segregates revenue into five categories for purposes of internal management reporting: IC Implementation, including both the Design Compiler (DC) Family and Physical Synthesis; Verification and Test; Intellectual Property (IP) and System Level Design; Transistor Level Design; and Professional Services. Revenue for each of the categories is as follows:

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                            JULY 31,                    JULY 31,
                                    ----------------------      ----------------------
(in thousands)                        2001          2000          2001          2000
                                    --------      --------      --------      --------
Revenue:
    IC Implementation
         DC Family                  $ 55,510      $ 85,985      $162,933      $227,856
         Physical Synthesis           13,212         7,443        29,867        24,406
    Verification and Test             52,013        66,973       141,556       198,300
    IP and System Level Design        23,206        30,763        61,585        91,245
    Transistor Level Design           14,203        17,789        38,398        48,601
    Professional Services             17,966        19,882        62,449        60,148
                                    --------      --------      --------      --------
         Consolidated               $176,110      $228,835      $496,788      $650,556
                                    ========      ========      ========      ========

        No single customer accounted for more than ten percent of the Company's consolidated revenue in the three-month periods ended July 31, 2001 and 2000 or for the nine-month periods ended July 31, 2001 and 2000.

8. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company currently uses derivative instruments, designated as cash flow hedges, to hedge the variability of cash flows attributable to the forecasted sale of available-for-sale (AFS) securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). In accounting for a derivative designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially recorded in other comprehensive income (OCI) and reclassified into earnings when the hedged anticipated transaction affects earnings. The ineffective portion of the change in the fair value of the derivative is recognized in earnings immediately.

        AFS investments accounted for under SFAS 115 are subject to market price risk. From time to time, the Company enters into and designates forward contracts to hedge variable cash flows from anticipated sales of these investments. The Company's objective for entering into derivative contracts is to lock in the price of selected equity holdings while maintaining the rights and benefits of ownership until the anticipated sale occurs. The forecasted sale selected for hedging is determined by market conditions, up-front costs, and other relevant factors. The Company has generally selected forward sale contracts to hedge its market price risk.

        Changes in the spot rate of the forward sale contracts designated and qualifying as cash flow hedges of the forecasted sale of AFS investments accounted for under SFAS 115 are reported in OCI. The notional amount of the forward designated as the hedging instrument is equal to the AFS securities being hedged. In addition, hedge effectiveness is assessed based on the changes in spot prices. As such, the hedging relationship is perfectly effective, both at inception of the hedge and on an on-going basis. The difference between the contract price and the forward price, which is generally not material, is reflected in other income.

        During the three- and nine-month periods ended July 31, 2001, the Company physically settled certain forward contracts. The net gain on the forward contracts was offset by the net loss on the related AFS investment since inception of the hedge, with any gain or loss reclassified from OCI to other income.

        The Company recorded a net realized gain on the sale of the available-for-sale investments of $13.1 million and $41.9 million (net of premium amortization), respectively, during the three- and nine-month periods ending July 31, 2001. As of July 31, 2001, the Company has recorded a liability of $7.2 million due to unrealized losses on forward contracts. As of July 31, 2001, the Company has recorded $30.7 million in long-term investments due to locked-in unrealized gains on the AFS investments. As of July 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the forward sale contracts is 13 months.

9. PROPOSED ACQUISITION OF IKOS SYSTEMS, INC.

        On July 2, 2001, the Company entered into an Agreement and Plan of Merger with IKOS Systems, Inc. (IKOS). The Agreement provides for the acquisition of all outstanding shares of IKOS common stock by Synopsys. The merger is expected to be completed in August 2002, however, under certain circumstances the merger may close prior to June 30, 2002. The Company will account for the merger under the purchase method of accounting.

        Upon completion of the merger, holders of IKOS common stock will be entitled to receive Synopsys common stock with a value between $6 and $20 in exchange for each share of IKOS common stock owned at the time of completion of the merger. The exact amount per share will depend upon the financial performance of IKOS during the 12-month measurement period ending June 30, 2002 and will be calculated based on formulas contained in the merger agreement. The formulas contained in the merger agreement provide for proportionate increases in the purchase price per IKOS share as IKOS' revenue, revenue plus change in backlog, as defined, or profit (loss) before tax (PBT) increase from one level to the next. If the merger closes before June 30, 2002, holders of IKOS common stock on the closing date will receive Synopsys common stock with a value of $15 for each share of IKOS common stock, regardless of IKOS' financial performance up to the date of closing. Regardless of when the merger closes, the purchase price per IKOS share is subject to reduction if the number of outstanding IKOS shares and options immediately before the effective time of the merger exceeds an agreed-upon level. However, the purchase price per IKOS share will not be less than $6.

        The actual number of shares of Synopsys common stock to be issued in the merger and the aggregate purchase price at the effective time of the merger cannot be determined until the date on which the number of Synopsys shares to be issued becomes fixed.

        The merger is subject to certain conditions, including IKOS achieving revenue of at least $50 million and losses before tax not exceeding $10 million during the twelve-month period ending June 30, 2002, expiration or termination of a Synopsys emulation non-compete agreement, IKOS stockholder approval, retention of certain employees, compliance with regulatory requirements and customary closing conditions.

10. OPERATING LEASES

        In July 2001, the Company amended certain non-cancelable leases related to its corporate office facilities. The leases, originally scheduled to expire in February 2003 have been extended to February 2015. Monthly lease payments are approximately $0.8 million per month in the first year of the extended term escalating to $1.1 million per month in the last year of the extended term.

11. EFFECT OF NEW ACCOUNTING STANDARDS

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

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

        The Company is required to adopt the provisions of SFAS 141 immediately. Under SFAS 141, goodwill and intangible assets determined to have indefinite useful lives acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted will not be amortized, but will continue to be evaluated for impairment in accordance with SFAS 121. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with current accounting guidance until the date of adoption of SFAS 142.

       Upon adoption of SFAS 142, SFAS 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test intangible assets with indefinite useful lives and goodwill for impairment in accordance with the provisions of SFAS 142 within the six-month period following adoption. Any impairment loss will be measured as of the date of adoption and recognized immediately as the cumulative effect of a change in accounting principle. Any subsequent impairment losses will be included in operating activities.

       The Company expects to adopt SFAS 142 on November 1, 2002. As of July 31, 2001, unamortized goodwill is $39.4 million which, in accordance with the Statements, will continue to be amortized until the date of adoption of SFAS
142. Related amortization expense for the nine-month period ended July 31, 2001 is $12.5 million. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses.

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

RESULTS OF OPERATIONS

        Sale of Silicon Libraries Business. On January 4, 2001, we sold the assets of the our silicon libraries business to Artisan Components, Inc. (Artisan) for a total sales price of $15.5 million, including common stock with a fair value on the date of sale of $11.4 million, and cash of $4.1 million. The net book value of the assets sold was $1.4 million. In connection with the sale, we subcontracted certain performance obligations under existing contracts to Artisan. We estimated the costs associated with the completion of these subcontract agreements to be approximately $750,000. Expenses incurred in connection with the sale were $2.8 million. On the date of sale, the Company recorded a gain on the sale of the business of $10.6 million which is included in other income and expense on the accompanying unaudited condensed consolidated statement of operations. The subcontract agreements were completed during the third quarter of fiscal 2001 at a total cost of $1.4 million. Direct revenue for the silicon libraries business was $0.2 million and $3.9 million for the nine-month periods ended July 31, 2001 and 2000, respectively. Direct revenue for this business was $4.3 million in fiscal 2000.

        Introduction of Technology Subscription Licenses (TSLs). On July 31, 2000, we introduced TSLs, which are time-limited rights to use our software. Since TSLs include bundled product and services, both product and service revenue is generally recognized ratably over the term of the license, or, if later, as payments become due. The terms of TSLs, and the payments due thereon, may be structured flexibly to meet the needs of the customer. With minor exceptions, under TSLs, customers cannot obtain major new products developed or acquired during the term of their license without making an additional purchase. Overall, we believe that TSLs have enabled us to (i) offer customers technology and terms that more closely match their needs; (ii) have greater visibility into our earnings stream; (iii) resist customer requests for special end-of-the-quarter discounts; and (iv) roll out our new technologies in a more planned manner.

        The replacement of the prior form of time-based licenses by TSLs has impacted and will continue to impact our reported revenue. Under a ratable license, relatively little revenue is recognized during the quarter the product is delivered, and the remaining amount is recorded as deferred revenue, to the extent that the license fee has been paid or invoiced, to be recognized over the term of the license or will be considered backlog by the Company. Backlog is not recorded on our balance sheet. Under the prior form of time-based licenses, a high proportion of all license revenue was recognized in the quarter that the product was delivered, with relatively little recorded as deferred revenue or as backlog. Therefore, an order for a TSL will result in significantly lower current-quarter revenue than an equal-sized order under the prior form of time-based licenses.

       We set revenue targets for any given quarter based, in part, upon an assumption that we will achieve a certain license mix of perpetual licenses and TSLs. The actual mix of licenses sold affects the revenue we recognize in the period. If we are unable to achieve our target license mix, we may not meet our revenue targets. Through the third quarter of 2001, our target license mix for new orders included 20% to 30% perpetual licenses. Since the introduction of TSLs, new product orders consisted of approximately 21% perpetual licenses and 79% TSLs. In the third quarter of 2001, the license mix was approximately 29% perpetual licenses and 71% TSLs. Notwithstanding the license mix in the third quarter, based on our experience in selling TSLs during the four quarter period since their introduction, we believe that the demand for TSLs versus perpetual license is stronger than originally anticipated, and have adjusted our target license mix accordingly. We expect that for the fourth quarter of 2001 and for fiscal 2002 perpetuals will comprise 15% to 20% of our license mix. Given the difference in the revenue profile of TSLs and perpetuals, this shift in license mix will reduce revenue in the short-term.

        Revenue. Revenue consists of fees for perpetual and ratable licenses of the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. We classify revenues as product, service or ratable license. Product revenue consists primarily of perpetual and non-ratable time-based license revenue (there were no non-ratable time-based licenses in fiscal 2001). Service revenue consists of PCS under perpetual and non-ratable time-based licenses and fees for consulting services and training. Ratable license revenue consists of all fees related to time-based licenses bundled with PCS and sold in a single package and time-based licenses that include extended payment terms or unspecified additional products.

        As expected, revenue for the third quarter of fiscal 2001 decreased 23% to $176.1 million as compared to $228.8 million for the third quarter of fiscal 2000. For the nine-month periods ended July 31, 2001 and 2000, revenue decreased 24% to $496.8 million from $650.6 million, respectively. The decrease in revenue in 2001 compared to 2000 is due to the introduction and utilization for the full 2001 period of the ratable license model and the related inherent decrease in revenue due to the timing of revenue recognition under this license model. Since the introduction of the ratable license model, total revenues have increased sequentially on a quarterly basis as follows: $133.2 million in the fourth quarter of 2000, and $157.2 million, $163.5 million and $176.1 million for the first, second and third quarters of 2001, respectively.

        Product revenue was $44.9 million for the third quarter of fiscal 2001, compared to $143.3 million for the third quarter of fiscal 2000, and $117.2 million and $396.9 million for the nine-month periods ended July 2001 and 2000, respectively. The decrease in product revenue during fiscal 2001 compared to fiscal 2000 is primarily due to the adoption of TSLs, which are reported separately as ratable license revenue, and the inherent decrease in revenue due to the timing of revenue recognition under this license model.

        Ratable license revenue was $49.8 million for the third quarter of fiscal 2001 and $119.7 million for the nine-month period ended July 31, 2001. For the first three quarters of fiscal 2001, ratable revenue has increased, on a sequential quarter-to-quarter basis, amounting to: $31.0 million, $38.9 million and $49.8 million for the first, second and third quarters of 2001, respectively.

        Service revenue was $81.4 million and $85.5 million for the third quarters of 2001 and 2000, respectively, and $259.9 million and $253.6 million for the nine-month periods ended July 31, 2001 and 2000, respectively. Service revenues have increased for the nine-month period ended July 31, 2001 compared to the same period during fiscal 2000 as a result of greater utilization of the our professional services consultants in the first two quarters of fiscal 2001. During fiscal 2000, the Company made a concerted effort to hire more professional services consultants in order to support the rollout of its Physical Synthesis products. For the third quarter of 2001, service revenue declined 5% compared to the third quarter of fiscal 2000. Service revenue was not affected by the change in the license model because service revenue is recognized ratably for maintenance or on the performance of services. The decline in revenue from the third quarter of 2000 to the third quarter of 2001 is due to the softening economy. Cost-cutting efforts by customers led to rescheduling of delivery dates on certain consulting projects and cancellation of others. As a result, projects anticipated to produce revenue in the third quarter of 2001 were not completed. Assuming no improvement in the current economic climate, the Company anticipates that customers will continue to review their engagements with outside consultants, and may eliminate or defer those determined to be non-critical.

        International Revenue. The following table summarizes the performance of the various regions as a percent of total Company revenue:



                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                    JULY 31,                              JULY 31,
                            -----------------------               -----------------------
                            2001              2000                2001               2000
                            -----             -----               -----              ----
North America                63%                53%                62%                58%
Europe                       19%                15%                18%                18%
Japan                        10%                25%                11%                17%
Other                         8%                 7%                 9%                 7%
                            ---                ---                ---                ---
Total                       100%               100%               100%               100%
                            ===                ===                ===                ===

        International revenue as a percentage of total revenue for the quarter ended July 31, 2001 decreased to 37% from 47% for the quarter ended July 31, 2000. International revenues as a percentage of total revenue decreased to 38% from 42% for the nine-month periods ended July 31, 2001 and 2000, respectively. In any given period, the geographic mix of revenue is influenced by the particular contracts closed during the quarter. There was a decline in the revenue contribution from Japan in fiscal 2001 primarily as a result of an exceptionally high revenue contribution from Japan for the third quarter of fiscal 2000. The majority of our international sales are denominated in the U.S. dollar. There were no foreign exchange gains or losses that were material to our financial results during the three- and nine-month periods ended July 31, 2001 and 2000.

        Revenue - Product Groups. For management reporting purposes, our products have been organized into four distinct product groups -- IC Implementation, Verification and Test, Intellectual Property and System Level Design, Transistor Level Design -- and a services group -- Professional Services. The following table summarizes the revenue attributable to the various groups and as a percentage of total company revenue for the last five quarters:

                                 Q3-2001              Q2-2001            Q1-2001               Q4-2000             Q3-2000
                           ------------------   ------------------   ------------------   ------------------   --------------
Revenue
   IC Implementation
     DC Family             $ 55,510       32%   $ 53,578       33%   $ 53,845       34%   $ 44,657       33%   $ 85,985    38%
     Physical Synthesis      13,212        7      10,495        6       6,160        4       8,189        6       7,443     3
                           --------      ---    --------      ---    --------      ---    --------      ---    --------   ---
                             68,722       39      64,073       39      60,005       38      52,846       39      93,428    41
   Verification and Test     52,013       30      45,321       28      44,222       28      34,685       26      66,973    29
   IP and System
     Level Design            23,206       13      19,938       12      18,441       12      18,729       14      30,763    13
   Transistor Level
     Design                  14,203        8      10,730        7      13,465        9       9,058        7      17,789     8
   Professional Services     17,966       10      23,462       14      21,021       13      17,904       14      19,882     9
                           --------      ---    --------      ---    --------      ---    --------      ---    --------   ---
     Total Company         $176,110      100%   $163,524      100%   $157,154      100%   $133,222      100%   $228,835   100%
                           ========      ===    ========      ===    ========      ===    ========      ===    ========   ===

        IC Implementation. IC implementation includes two product categories, the Design Compiler (DC) Family and Physical Synthesis. The DC Family includes Design Compiler, our core logic synthesis product, Power Compiler, which provides "push-button" power optimization and early analysis for the design of low power circuits, and Module Compiler, which is used in the design of complex datapaths.

        Quarterly revenue from the DC Family has increased since the introduction of our ratable license model, from $44.7 million in the fourth quarter of 2000 to $55.5 million in the third quarter of 2001. This increase is driven by a continued increase in revenues from the DC Compiler. The decrease in revenue from the third quarter of 2000 to the fourth quarter of 2000 principally reflects the impact of our change in license strategy. As a percentage of total revenue, the DC Family has remained relatively flat over the last four quarters, ranging from 32% to 34%. While we expect the relative revenue contribution from the DC Family to decline over time as our customers transition from the DC Family products to Physical Synthesis products, Design Compiler remains one of our top-selling products.

        Included in the Physical Synthesis family are Physical Compiler, a product that unifies synthesis, placement and global routing, Chip Architect, a chip floor-planning product, Flex Route, a high-level router, and our detailed routing technology. This product group, introduced in fiscal 2000, has achieved 22% revenue growth for the nine-month period ended July 31, 2001 compared to the same period in 2000. Quarterly revenue from this product family has increased sequentially over the last five quarters with the exception of the first quarter of 2001. The decrease in revenue in the first quarter of 2001 compared to the fourth quarter of 2000 is due to the mix of license types sold in the quarter, specifically; fewer perpetual licenses were sold in that quarter compared to the preceding and following quarters. We expect to see continued increases in revenue from this product group for the remainder of fiscal 2001.

        Verification and Test. Verification and Test includes our simulation, timing analysis, formal verification and test products. Revenue has increased in each quarter since the introduction of our ratable license model. This increase is primarily due to a growth in subscription revenue for our Verilog simulator, VCS, our static verification tool, and Prime Time. The decrease in revenue from the third quarter of 2000 to the fourth quarter of 2000 principally reflects the impact of our change in license strategy. We expect demand for verification products to increase as both semiconductor and systems companies encounter increasingly difficult verification challenges as chipmaking technology advances and ICs become more complex.

        Intellectual Property and System Level Design (IP&SG). Our IP&SG products include the DesignWare library of design components and verification models, and system design products. Revenue has increased throughout fiscal 2001, primarily due to increased DesignWare revenue. We expect to see continued increases in revenue for this product group over the remainder of fiscal year 2001. During the first quarter of fiscal 2001, we sold our silicon libraries business, which had contributed direct revenue of $0.2 million, $0.5 million, and $0.1 million, in the first quarter of 2001, and the fourth and third quarters of fiscal 2000, respectively.

        Transistor Level Design. Our transistor level design product group includes tools that are used in transistor-level simulation and analysis. Revenue from this product group has fluctuated since the introduction of TSLs as a result of the mix of license types of orders received. Because this is a relatively small product group, the revenue fluctuations have resulted in a trend in revenue as a percent of total revenue that is relatively flat over the last five quarters. We expect to see increases in revenue from this product group for the remainder of fiscal 2001.

        Professional Services. The Professional Services group includes consulting and training. This group provides consulting services, including design methodology assistance, specialized telecommunications systems design services and turnkey design. Revenue from professional services increased quarterly from the fourth quarter of 2000 to the second quarter of 2001 as a result of increased sales of our turnkey design and wireless and broadband consulting services. However, in the third quarter of 2001, revenue from professional services declined 23% in comparison to the previous quarter. During the quarter, certain consulting projects were not completed as delivery dates were pushed out to future periods or canceled by customers which we believe to have been caused by the tightening economy. We anticipate that this revenue group will remain relatively flat for the remainder of fiscal 2001.

       Cost of Revenue. Cost of product revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the components of our hardware system products. The cost of internally developed capitalized software is amortized based on the greater of the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line method over the software's estimated economic life of approximately two years. Cost of product revenue was 14% and 15% of total product revenue for the three and nine months ended July 31, 2001, as compared to 7% and 8% for the same periods during 2000. This increase is due to the decrease in the Company's revenues as a result of the change in license strategy. For the remainder of fiscal 2001, we expect the cost of product revenue as a percentage of revenue to remain relatively flat.

        Cost of service revenue includes personnel and related costs associated with providing training and consulting services. Cost of service revenue as a percentage of total service revenue was 24% and 26% for the third quarters of fiscal 2001 and 2000, respectively, and 22% and 24% for each of the nine-month periods ended July 31, 2001 and 2000, respectively. The decrease in overall expense during fiscal 2001 is due to the replacement of contract personnel with permanent employees. On a sequential quarter basis in fiscal 2001, employee utilization declined in the third quarter due to the softening of demand for consulting services caused by the tightening economy. We anticipate that cost of service, as a percent of service revenue, will be flat or increase slightly for the remainder of fiscal 2001.

        Since TSLs include bundled product and services, cost of ratable license revenue includes the costs of product and services related to our TSLs. Cost of ratable license revenue was 15% in the third quarter of fiscal 2001 and 16% for the nine-month period ended July 31, 2001. We do not expect significant fluctuations in the cost of TSL revenue as a percentage of revenue in fiscal 2001.

        Research and Development. Research and development expenses decreased by 2% to $49.4 million in the third quarter of fiscal 2001, from $50.3 million in the same quarter of last year, both net of capitalized software development costs. This decrease is due to the consolidation of certain remote facilities, offset by an increase in compensation and compensation-related costs, including recruiting costs, related to higher levels of research and development staffing.

        Research and development expenses were $143.2 million for the nine-month period ended July 31, 2001 and $140.6 million for the nine-month period ended July 31, 2000. The increase of $2.6 million is due to the increase in compensation and compensation-related costs, including recruiting costs, related to higher levels of research and development staffing, and, as a result of the way in which we determine our fiscal calendar, to the effect of one extra week of operations in fiscal 2001 compared to fiscal 2000. We believe that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new systems and software, and continue to enhance existing products. We anticipate that we will continue to commit substantial resources to research and development in the future. If we determine that we are unable to enter a particular market in a timely manner, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. We expect research and development costs to remain relatively flat for the remainder of fiscal 2001.

        Sales and Marketing. Sales and marketing expenses decreased by 6% to $69.0 million in the third quarter of fiscal 2001 from $73.7 million in the same quarter last year. Sales and marketing expenses were $207.7 million and $211.1 million for the nine-month periods ended July 31, 2001 and 2000, respectively. The decrease in the three-month and the nine-month periods in comparison to fiscal 2000 resulted from decreases in communications costs, recruiting costs, consulting expenses, and costs associated with sales functions, offset by increases in compensation and compensation-related costs due to the additional week of operations during the current fiscal year. In line with historical results, we expect sales and marketing expenses to increase in the fourth quarter of fiscal 2001, principally attributable to increased commissions. Commission expense typically increases in the fourth quarter because we expense sales commissions upon product shipment and the fourth quarter is historically our largest quarter for shipments.

        General and Administrative. General and administrative expenses increased to $19.1 million in the third quarter of fiscal 2001, compared to $16.0 million in the same quarter last year. For the nine-month periods ended July 31, 2001 and 2000, general and administrative expenses were $50.9 million and $42.3 million, respectively. The increase in the three-month and the nine-month periods in comparison to fiscal 2000 is primarily due to increases in personnel costs as a result of the additional week of operations in the first quarter of fiscal 2001 and an increase in infrastructure costs due to upgrades to current computer systems, offset by our efforts to contain general and administrative costs. In the third quarter of 2001, we began a project to upgrade the internal company-wide software system. During the third quarter, the majority of the costs associated with this upgrade were expensed as our efforts focused primarily on project planning and performance requirements. General and administrative expenses are expected to remain relatively flat for the remainder of fiscal 2001.

        Amortization of Intangible Assets. Intangible assets represent the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired, or goodwill. Intangible assets are amortized over their estimated useful life of three to five years. We assess the recoverability of goodwill by estimating whether the unamortized cost will be recovered through estimated future undiscounted cash flows. Amortization of intangible assets charged to operations in the third quarter of fiscal 2001 was $4.2 million compared to $3.7 million for the same period last year. For the nine-month periods ended July 31, 2001 and 2000, amortization of intangible assets charged to operations was $12.5 million and $11.0 million, respectively. The Financial Accounting Standards Board recently issued new guidance with respect to the amortization and evaluation of goodwill. This new guidance is discussed below under Effect of New Accounting Standards.

        In-Process Research and Development. Purchased in-process research and development (IPRD) of $1.7 million in the nine-month period ended July 31, 2000 represents the write-off of in-process technologies associated with our acquisition of Leda, S.A. in January 2000. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, this amount was expensed on the acquisition date.

        Other Income, Net. Other income, net was $19.5 million in the third quarter of fiscal 2001, as compared to $8.8 million in the same quarter in the prior year. The quarter-over-quarter increase is due primarily to $13.1 million of gains recognized on the sale of securities as compared to $2.0 for the same period during 2000. Further, rental income was $2.5 million for the third quarter of fiscal 2001 as compared to zero for the same period during 2000.

Interest income for the third quarter of 2001 of $2.7 million compared to $6.9 million for the third quarter of 2000. Our stock repurchase program has led to lower cash balances, which resulted in the decrease in interest income.

        Other income, net increased to $66.9 million for the nine months ended July 31, 2001 from $27.4 million for the same period during 2000. The nine-month increase is due in part to realized gains on investments, which were $43.1 million for fiscal 2001 as compared to $7.1 million for fiscal 2000 and in part to the gain of $10.6 million on the sale of our silicon libraries business to Artisan. These gains were partially offset by the write-down of certain assets in our venture portfolio in the amount of $4.3 million for the nine months of fiscal 2001. Further, rental income was $6.2 million and zero for the nine-month periods ended July 31, 2001 and 2000, respectively. Interest income in the nine months ended July 31, 2001 was $10.5 million, as compared to $22.0 million in the same quarter last year. This decrease primarily reflects our lower cash balances, which results from the continuation of our stock repurchase program.

        For the fourth quarter of 2001, we expect gains from the sale of investments held by the Company to be approximately $13.0 million.

        During the nine months ended July 31, 2001, we determined that certain of the assets held in our venture fund were impaired and that the impairment was other than temporary. Accordingly, we recorded a charge of approximately $4.3 million, which is included in the accompanying condensed consolidated statements of operations in other income, net. The impairment charge relates to certain investments in non-public companies and represents management's estimate of the impairment incurred during the period as a result of specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is not a market in which their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees.

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

        The following table presents the carrying value and related weighted-average interest rates for our investment portfolio. The carrying value approximates fair value at July 31, 2001. In accordance with our investment policy, the weighted-average duration of our invested funds portfolio does not exceed one year.

        Principal (Notional) Amounts in U.S. Dollars:


                                                                         AVERAGE
                                                   CARRYING             AFTER TAX
(IN THOUSANDS, EXCEPT INTEREST RATES)               AMOUNT            INTEREST RATE
                                                   --------           -------------
Short-term investments -- fixed rate                174,371               4.50%
Money market funds -- variable rate                  68,601               2.71%
                                                   --------               ----
     Total interest bearing instruments            $242,972               4.00%
                                                   ========               ====

        Foreign Currency Risk. At the present time, we do not generally hedge anticipated foreign currency cash flows but hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies. Hedging activities undertaken are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon the accuracy of our estimates of balances denominated in various currencies, primarily the euro, Japanese yen, Taiwan dollar, British pound sterling, Canadian dollar, and Singapore dollar. We had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $63.7 million as of July 31, 2001. Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these hedging transactions will be effective in the future.

        The following table provides information about our foreign exchange forward contracts at July 31, 2001. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate at July 31, 2001. These forward contracts mature in approximately thirty days.

        Short-Term Forward Contracts to Sell and Buy Foreign Currencies in U.S.
Dollars:

                                                   USD AMOUNT             CONTRACT RATE
                                                   ----------             -------------
(IN THOUSANDS, EXCEPT FOR CONTRACT RATES)
Forward Net Contract Values:
    Euro                                           $  42,611                   1.1456
    Japanese yen                                       6,541                 124.5343
    Taiwan Dollar                                      1,303                    34.86
    British pound sterling                             2,805                   0.7028
    Canadian dollar                                    4,782                  1.52894
    Singapore dollar                                   1,223                   1.8012
    Euro/Japanese yen                                  4,469                   107.50
                                                   ---------
                                                   $  63,734
                                                   =========

        The unrealized gains/losses on the outstanding forward contracts at July 31, 2001 were immaterial to our consolidated financial statements. The realized gain/losses on these contracts as they matured were not material to our consolidated financial position, results of operations or cash flows for the periods presented.

        On November 1, 2000, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged anticipated transaction affects earnings. The ineffective portion of the hedge is recognized in earnings immediately. Upon adoption of FAS 133, the cumulative transition adjustment was insignificant. We do not believe that ongoing application of SFAS 133 will significantly alter our hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income. Apart from our foreign currency hedging and forward sales of certain equity investments, we do not use derivative financial instruments. In particular, we do not use derivative financial instruments for speculative or trading purposes.

       Effect of New Accounting Standards. In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

       The Company is required to adopt the provisions of SFAS 141 immediately. Under SFAS 141, goodwill and intangible assets determined to have indefinite useful lives acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted will not be amortized, but will continue to be evaluated for impairment in accordance with SFAS 121. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with current accounting guidance until the date of adoption of SFAS 142.

        Upon adoption of SFAS 142, SFAS 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test intangible assets with indefinite useful lives and goodwill for impairment in accordance with the provisions of SFAS 142 within the six-month period following adoption. Any impairment loss will be measured as of the date of adoption and recognized immediately as the cumulative effect of a change in accounting principle. Any subsequent impairment losses will be included in operating activities.

       The Company expects to adopt SFAS 142 on November 1, 2002. As of July 31, 2001, unamortized goodwill is $39.4 million. which, in accordance with the Statements, will continue to be amortized until the date of adoption of SFAS
142. Related amortization expense for the nine-month period ended July 31, 2001 is $12.5 million. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments were $308.9 million at July 31, 2001, a decrease of $126.8 million, or 29%, from October 31, 2000. Cash provided by operating activities was $123.4 million for the nine months ended July 31, 2001 compared to $167.8 million for the same period in the prior year.

        Cash provided by investing activities was $110.8 million in the first nine months of 2001 compared to $154.9 million provided by investing activities during same period in 2000. The decrease in cash provided by investing activities of $44.1 million is due to net proceeds from the sale of short- and long-term investments totaling $159.6 million for the nine months ended July 31, 2001 as compared to net proceeds of investments totaling $208.6 million for the same period during 2000. The cash received from the sales of investments during fiscal 2001 was primarily used to purchase treasury stock. Capital expenditures totaled $52.0 million in the first nine months of fiscal 2001 as we continue to invest in fixed assets, primarily related to construction of our Oregon facilities and computing equipment to support our growth and expand our infrastructure.

        We used $249.0 million in net cash for financing activities for the nine months ended July 31, 2001 compared to $177.6 for the same period during fiscal 2000. The primary financing uses of cash during 2001 were for the repurchase of
6.6 million shares of common stock for approximately $50 per share and payments on debt obligations totaling $6.5 million. Financing proceeds from the sale of shares pursuant to our employee stock plans during the nine months ended July 31, 2001 were $89.3 million compared to $47.0 for the nine months ended July 31, 2000.

        Accounts receivable decreased 10%, from $146.4 million at October 31, 2000 to $131.7 million at July 31, 2001. Days sales outstanding decreased to 68 days as of July 31, 2001 from 99 days at October 31, 2000 as a result of a reduction in accounts receivable and an increase in revenues in the quarter ended July 31, 2001 compared to the quarter ended October 31, 2000.

        We believe that our current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy our business requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       As used in this section, the terms "we," "us" and "our" refers to Synopsys, Inc. and its subsidiaries at the date of this proxy statement/prospectus.

       Synopsys' revenue and earnings may fluctuate. Many factors affect our revenue and earnings, which makes it difficult to achieve predictable revenue and earnings growth. Among these factors are customer product and service demand, product license terms, and the timing of revenue recognition on products and services sold. The following specific factors could affect our revenue and earnings in a particular quarter or over several quarterly or annual periods:

        - Like all companies, our business is linked to the health of the U.S. and international economies. Economic growth has slowed significantly, and some commentators believe the U.S. economy will experience a recession. The recent terrorist attacks in New York and Washington may also have an adverse affect on the economy, at least in the near term. Weakness in the U.S. and world economy could have an adverse effect on our orders and revenue.

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

        - Accounting rules determine when revenue is recognized on our products, TSLs and service contracts, and therefore impact how much revenue we will report in any given fiscal period. The authoritative literature under which Synopsys recognizes revenue has been, and is expected to continue to be, the subject of much interpretative guidance. In general, after the adoption of TSLs in the fourth quarter of fiscal 2000, most orders for our products and services yield revenue over multiple quarters or years or upon completion of performance rather than at the time the contract is executed. For any given order, however, the specific terms agreed to with a customer may have the effect of requiring deferral or acceleration of revenue in whole or in part. Therefore, for any given fiscal period it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet or exceed our revenue and/or earnings plan because of backlog and deferred revenue, while orders are under plan.

        - In fiscal 2000, we modified the license and pricing structure for our software products, adopting TSLs, for which revenue is recognized over multiple quarters or upon completion of performance rather than at the time the contract is executed. Our revenue target for any given quarter is based, in part, upon an assumption that we will achieve a license mix of perpetual licenses (on which revenue is generally recognized in the quarter shipped) and TSLs that includes 15% to 20% perpetual licenses. If we are unable to achieve a mix in this range our ability to achieve short-term or long-term revenue growth targets may be impaired.

       Weakness in the semiconductor and electronics businesses may negatively impact Synopsys' business. Synopsys' business depends on the semiconductor and electronics businesses. Purchases of our products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the number of design engineers and the increasing complexity of designs. Though we do not directly benefit from increases in the volume of chips produced, our business has benefited from the rapid worldwide growth of the semiconductor industry. Since the end of 2000, however, the semiconductor industry has experienced a sharp decline in orders and revenue.

       Many semiconductor manufacturers and vendors of products incorporating semiconductors have announced earnings shortfalls and employee layoffs.

       Customer spending has become more tightly controlled and spending decisions, particularly relating to consulting services, are more carefully scrutinized, and this have negatively affected our business. Demand for our products and services may also be affected by mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the combined company. Continuation or worsening of the current conditions in the semiconductor industry, and the related impacts on customers' operating budgets and spending decisions, and continued consolidation among our customers, all could have a material adverse effect on our business, financial condition and results of operations.

       Synopsys' industry is highly competitive. The EDA industry is highly competitive. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities, for a share of the overall EDA budgets of our potential customers. In general, competition is based on product quality and features, post-sale support, price and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc., Mentor Graphics Corporation and Avant! Corporation, as well as companies, including numerous start-up companies, that offer products focused on a discrete phase of the integrated circuit design process. In certain situations, Synopsys' competitors have been offering aggressive discounts on certain of their products, in particular simulation and synthesis products. As a result, average prices for these products may fall.

        Technology advances and customer requirements continue to fuel a change in the nature of competition among EDA vendors. Increasingly, EDA companies compete on the basis of "design flows" involving integrated logic and physical design products (referred to as "physical synthesis" products) rather than on the basis of individual "point" tools performing a discrete phase of the design process. The need to offer physical synthesis products will become increasingly important as ICs grow more complex. Our principal physical synthesis product was fully released in June 2000, and has been well received by customers. We are working on completing our design flow, and recently announced two additional products addressing the physical design phase of IC design, but there is no guarantee that we will be able to offer a competitive complete design flow to customers. The market for physical design tools is dominated by Cadence and Avant!, both of which offer products linking logic and physical design. If we are unsuccessful in developing a complete design flow on a timely basis or in convincing customers to adopt our integrated logical and physical design products and methodology, our competitive position could be significantly weakened.

       Synopsys' revenue growth depends on new and non-synthesis products. Historically, much of our growth has been attributable to the strength of our logic synthesis products. These products accounted for 32.8% of revenue in the second fiscal quarter of 2001. We believe that orders and revenue for our flagship logic synthesis product, Design Compiler, and the DC Family have peaked. Over the long term, we expect the contribution from the DC Family to decline as our customers transition from the DC Family to Physical Synthesis products. In order to meet our revenue plan, revenue from our physical synthesis products, our non-synthesis products and professional services must grow faster than our overall revenue growth target. Among the products that we expect to be the most important contributors to revenue growth are our Physical Compiler physical synthesis, VCS Verilog simulation and DesignWare IP library products. If revenue growth for these products fails to meet our goals, it is unlikely that we will meet our overall revenue growth target.

       In order to sustain revenue growth, we will have to enhance our existing products and introduce new products that are accepted by a broad range of customers, and to continue the growth in our consulting services business. Product success is difficult to predict. The introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have introduced new products that have failed to meet our revenue expectations. Expanding revenue from consulting services may be difficult in the current economic environment. It will also require us to continue to develop effective management controls on bidding and executing on consulting engagements. Increasing consulting orders and revenue while maintaining an adequate level of profit can be difficult. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

       Businesses that Synopsys has acquired or may acquire in the future may not perform as projected. We have acquired or merged with a number of companies in recent years, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems in integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, adverse effects on customer buying patterns and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to us, there is no assurance that any acquisition will have a positive effect on our performance.

       Stagnation of international economies would adversely affect our performance. During the third quarter of fiscal 2001, 37% of our revenue was derived from outside North America, as compared to 47% during fiscal 2000. International sales are vulnerable to regional or worldwide economic or political conditions and to changes in foreign currency exchange rates. Economic conditions in Europe, Japan and the rest of Asia have deteriorated in recent quarters, and the longer this weakness persists the more likely it is to have a negative impact on our business. In particular, a number of our largest European customers are in the telecommunications equipment business, which has weakened considerably this year. The Japanese economy has been stagnant for several years, and may now be entering a recession. If the Japanese economy remains weak, revenue and orders from Japan, and perhaps the rest of Asia, could be adversely affected. In addition, the yen-dollar and euro-dollar exchange rates remain subject to unpredictable fluctuations. Weakness of the yen could adversely affect revenue and orders from Japan during future quarters. Asian countries other than Japan also have experienced economic and currency problems in recent years, and in most cases they have not fully recovered. If such conditions persist or worsen, orders and revenues from the Asia Pacific region would be adversely affected.

        Synopsys' success depends on recruiting and retaining key personnel. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, with significant start-up activity, and our headquarters is in Silicon Valley, where skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA and IC design engineers, and the competition for such individuals is intense. Experience at Synopsys is highly valued in the EDA industry and the general electronics industry, and our employees are recruited aggressively by our competitors and by start-up companies in many industries. In the past, we have experienced, and may continue to experience, significant employee turnover. There can be no assurance that we can continue to recruit and retain the technical and managerial personnel we need to run our business. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

       Synopsys is dependent on its proprietary technology. Our success is dependent, in part, upon our proprietary technology and other intellectual property rights. We rely on agreements with customers, employees and others, and intellectual property laws, to protect our proprietary technology. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Moreover, effective intellectual property protection may be unavailable or limited in certain foreign countries. Failure to obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that infringement claims will not be asserted against us and any such claims could require us to enter into royalty arrangements or result in costly and time-consuming litigation or could subject us to damages or injunctions restricting our sale of products or could require us to redesign products.

       Our operating expenses do not fluctuate proportionately with fluctuations in revenues. Our operating expenses are based in part on our expectations of future revenue, and expense levels are generally committed in advance of revenue. Since only a small portion of our expenses varies with revenue, a shortfall in revenue translates directly into a reduction in net income. For fiscal 2001, our target for total expenses is $663-666 million. If we are unsuccessful in generating anticipated revenue or maintaining expenses within this range, however, our business, financial condition and results of operations could be materially adversely affected.

       Synopsys has adopted anti-takeover provisions which may have the effect of delaying or preventing changes of control or management. We have adopted a number of provisions that could have anti-takeover effects. Our board of directors has adopted a Preferred Shares Rights Plan, commonly referred to as a "poison pill." In addition, our board of directors has the authority, without further action by its stockholders, to issue additional shares of Common Stock and to fix the rights and preferences of, and to issue authorized but undesignated shares of Preferred Stock. These and other provisions of Synopsys' Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of Synopsys, including transactions in which the stockholders of Synopsys might otherwise receive a premium for their shares over then current market prices.

       Synopsys is subject to changes in financial accounting standards. We prepare our financial statements in conformity with accounting principles generally accepted in the United States (GAAP). GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. In particular, a task force of the Accounting Standards Executive Committee, a subgroup of the AICPA, meets on a quarterly basis to review various issues arising under the existing software revenue recognition rules, and issues interpretations of these rules. Additional interpretations issued by the task force may have an adverse effect on how we report revenue or on the way we conduct our business in the future.

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

                                            Date: September 14, 2001

                                  EXHIBIT INDEX

          EXHIBIT
           NUMBER        DESCRIPTION
          -------        -----------
           10.1          1992 Stock Option Plan, as amended through May 25, 2001