Form 10-K/A
period 2000-10-31
SYNOPSYS INC
filed 2001-12-20
CIK 883241

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                               AMENDMENT NO. 3 TO

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

                                ----------------

                         PREFERRED SHARE PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 2, 2001, was approximately $2,314,010,470.

     On January 2, 2001, approximately 61,371,640 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Notice of Annual Meeting and Proxy Statement for the registrant's annual meeting of stockholders to be held on April 6, 2001 are incorporated by reference into Part III hereof.

                                EXPLANATORY NOTE

     This Amendment is being filed to add additional disclosures in Management's Discussion and Analysis and Results of Operations and the audited financial statements and notes thereto.
================================================================================

                                 SYNOPSYS, INC.

                           ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED OCTOBER 31, 2000

                                TABLE OF CONTENTS

                                                                                         PAGE NO.
                                                                                         --------
                                            PART I

Item 1.      Business................................................................        1
Item 2.      Properties..............................................................       13
Item 3.      Legal Proceedings.......................................................       13
Item 4.      Submission of Matters to a Vote of Security Holders.....................       14

                                            PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.....................................................       16
Item 6.      Selected Financial Data.................................................       16
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations Results of Operations.........................       16
Item 7a.     Quantitative and Qualitative Disclosure About Market Risk...............       28
Item 8.      Financial Statements and Supplementary Data.............................       29
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure................................................       54

                                           PART III

Item 10.     Directors and Executive Officers of the Registrant......................       54
Item 11.     Executive Compensation..................................................       54
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..............................................................       54
Item 13.     Certain Relationships and Related Transactions..........................       54

                                            PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.......
SIGNATURES...........................................................................       58

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

PRODUCTS

     Synopsys products and services are focused on the principle needs of IP and systems designers, and can be divided into five categories -- IC Implementation, Verification and Test, IP and Systems Design, Transistor Level Design and Professional Services. These products included in these categories are discussed below. Financial information regarding these products is included under Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operation -- Revenue -- Product Groups".

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

     In addition to focusing on building the fastest simulator, Synopsys is focused on developing a suite of products that help simulation products work "smarter". The Company estimates that more time is spent in writing verification testbenches than in creating the design description. Testbenches, which create stimuli for chips and check the results, are used in conjunction with simulation tools to verify that a design functions as expected. The Verification Technology group provides software that helps generate and manage testbenches as well as evaluate the effectiveness of the simulation process. VERA(R) is a tool that automates the design of testbenches, thereby offering the IC designer significant reductions in overall design and verification time. VERA provides a high-level language designed specifically for verifying complex designs. VERA is integrated with the Company's other simulation, modeling and hardware/software co-verification products. The Company's CoverMeter product enables designers to measure the effectiveness of their testbenches to ensure that all aspects of the design is tested. CoverMeter is tightly integrated with VCS.

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

     Intellectual Property Products. As IC designs continue to grow in size, reusing design blocks is becoming a more important method for reducing overall design cycle time. By reusing portions of a design, and particularly those that implement basic or standardized functions, a company can let its IC design team focus on designing the chip features that will give its product a competitive advantage. It can also reduce its verification risk by ensuring that these portions of the chip are of high quality. Enabling reuse of intellectual property (IP) requires a significant methodology shift from traditional IC design. In the past, designs were intimately tied to a particular semiconductor process technology or design methodology, making reuse of design blocks from one chip design to the next difficult and costly.

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

     Static Timing Analysis and Signal Integrity. As part of its overall approach to timing and signal integrity analysis and verification, Synopsys' offers PathMill(R), PathMillPlus and AMPS(R). These tools are integrated with Arcadia, the Company's resistance and capacitance (RC) extraction tool. The tools enable quick identification and debugging of complex timing problems taking into account signal integrity (not yet released) effects for ICs designed at 0.18 micron and below. PathMill is a transistor-level static timing analysis tool for designers of large, complex and high performance microprocessor and DSPs. PathMillPlus is the next generation IP characterization product that incorporates the capabilities of PathMill and delivers a comprehensive solution for IP characterization and re-use.

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

Synopsys Professional Services Business Unit

     Synopsys Professional Services provides a comprehensive portfolio of consulting services covering all critical phases of the system-on-a-chip development process, as well as systems development in wireless and broadband applications. Customers are offered a variety of engagement models ranging from project assistance -- which helps a customer design, verify and/or test its chips and improve its design process -- to full turn-key development.

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

     SystemC, an open industry standard language for the exchange of intellectual property and executable specifications, is discussed above under "IP and Systems Business Unit".

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

MANUFACTURING

     Synopsys' manufacturing operations consist of assembling, testing, packaging and shipping its system and software products and documentation needed to fulfill each order. Manufacturing is currently performed in Synopsys' Mountain View, California; Beaverton, Oregon and Dublin, Ireland facilities. Outside vendors provide tape and CD-ROM duplication, printing of documentation and manufacturing of packaging materials. Synopsys employees manufacture and test the hardware modeling system products, with some sub-assembly performed by outside vendors. Synopsys typically ships its software products within 10 days of acceptance of customer purchase orders and execution of software license agreements, unless the customer has requested otherwise. On customer request, Synopsys delivers its software products through electronic means rather than shipping disks. This method of delivery is becoming increasingly common for domestic customers. For its hardware modeling products, Synopsys buys components and assemblies in anticipation of orders and configures units to match orders, typically shipping within one to ten weeks of order acceptance, unless the customer has requested otherwise.

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

     Synopsys currently offers its software products under either a perpetual license or a shorter-term subscription license. Under a perpetual license a customer pays a one time license fee for the right to use the software. The vast majority of customers also purchase annual software support services, under which they receive minor enhancements to the products developed during the year, bug fixes and technical assistance. A subscription license, and the various forms of time-based licenses that the Company has offered before introducing subscription licenses, operates like a rental of software. A customer pays a fee for license and support over a fixed period of time, and at the end of the time period the license expires unless the customer pays for a renewal. Subscription licenses are offered with a range of terms; the average length is approximately three years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Revenue".

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages, as of December 1, 2000, are as follows:

        NAME                                         AGE                                   POSITION
        ----                                         ---                                   --------
        Aart J. de Geus ......................       46    Chief Executive Officer and Chairman of the Board of Directors
        Chi-Foon Chan ........................       51    President, Chief Operating Officer and Director
        Vicki L. Andrews .....................       45    Senior Vice President, Worldwide Sales
        Robert B. Henske .....................       39    Senior Vice President, Finance and Operations, Chief Financial Officer
        Steven K. Shevick ....................       44    Vice President, Investor Relations and Legal, General Counsel and
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is set forth on page 55 of the Synopsys 2000 Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

                                             FISCAL YEAR    ONE MONTH
                                                ENDED         ENDED                    FISCAL YEAR ENDED SEPTEMBER 30,(1)(2)
                                             OCTOBER 31,    OCTOBER 31,     --------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)          2000(2)        1999(2)          1999           1998           1997           1996
-------------------------------------        -----------    -----------     -----------    -----------    -----------    -----------
Revenue .................................    $   783,778    $    23,182     $   806,098    $   717,940    $   646,956    $   525,599
Income (loss) before income taxes and
  extraordinary items(3) ................        145,938        (25,480)        251,411        116,861        132,793         40,228
Provision (benefit) for income taxes ....         48,160         (9,937)         90,049         55,819         51,043         23,426
Extraordinary items, net of income tax
  expense ...............................             --             --              --         28,404             --             --
Net income (loss) .......................         97,778        (15,543)        161,362         89,446         81,750         16,802
Earnings (loss) per share
  Basic .................................           1.43          (0.22)           2.30           1.34           1.30           0.28
  Diluted ...............................           1.38          (0.22)           2.20           1.29           1.24           0.27
Working capital .........................        331,857        621,918         627,207        504,759        336,675        238,942
Total assets ............................      1,050,993      1,178,283       1,173,918        951,633        769,499        584,853
Long-term debt ..........................            564         11,304          11,642         13,138          9,191         15,974
Stockholders' equity ....................        682,829        872,597         865,596        664,941        502,445        350,547

----------

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

     Disposition of Viewlogic PCB/Systems Business -- Effect on Comparative Financial Information. The Company merged with Viewlogic in December 1997 in a transaction accounted for as a pooling of interests. On October 2, 1998, the Company sold the printed circuit board and electronics systems business (PCB/ Systems business) of Viewlogic. In the discussion below, financial information for fiscal 1999 excludes the PCB/Systems business, while financial information for fiscal 1998 includes the results of the PCB/Systems business. Therefore, the comparative measures included in the discussion, in particular with respect to absolute dollar amounts of revenue or expenditure, are not necessarily valid with respect to the Company's business as it is presently conducted. A pro forma unaudited consolidated statement of income for 1998, excluding the results of the PCB/Systems business and certain unusual charges, was filed with the Securities and Exchange Commission (SEC) on Form 8-K on January 25, 1999.

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

                                                             YEARS ENDED
                                          YEAR ENDED        SEPTEMBER 30,
                                          OCTOBER 31,    -------------------
(IN THOUSANDS)                               2000         1999         1998
--------------                            -----------    ------       ------
Revenue:
  IC Implementation
     DC Family .......................          35%          39%          36%
     Physical Synthesis ..............           4%           1%          --
  Verification and Test ..............          30%          26%          21%
  IP and System Level Design .........          14%          14%          22%(1)
  Transistor Level Design ............           7%          12%          11%
  Professional Services ..............          10%           8%          10%
                                            ------       ------       ------
          Total Company ..............         100%         100%         100%
                                            ======       ======       ======

----------

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

     Sales and Marketing. Sales and marketing expenses increased by 20% to $288.8 million in fiscal 2000 from $241.4 million in fiscal 1999 and remained flat at $240.4 million in fiscal 1998 compared to fiscal 1999. Sales and marketing expenses represented 37%, 30% and 33% of total revenue in fiscal 2000, 1999 and 1998, respectively. Total expenses increased in absolute dollars and as a percentage of revenue in fiscal 2000 primarily as a result of increases in personnel related costs. Total expenses decreased in absolute dollars and as a percentage of revenue in fiscal 1999 primarily as a result of the divestiture of the PCB/Systems business, as well as savings resulting from ongoing integration of Viewlogic's other operations into the Company as a whole. The fiscal 1998 increase over fiscal 1999 primarily resulted from the additional week of operations. Sales and marketing expenses for the one-month transition period ended October 31, 1999 were $19.0 million as compared to $15.8 million for the one-month ended October 31, 1998. This increase primarily related to the higher costs associated with the 1999 annual business planning events. Fiscal 2001 will include an additional week of operations due to the method by which we determine our fiscal year.

     General and Administrative. General and administrative expenses increased to $59.2 million in fiscal 2000 compared to $47.3 million in fiscal 1999. General and administrative expense decreased from $52.2 million in fiscal 1998 compared to fiscal 1999. As a percentage of total revenue, general and administrative expenses were 8%, 6% and 7% in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the increase in absolute dollars and percentage of revenue was primarily due to increases in order of magnitude, in personnel costs, an increase in bad debt expense of $2.8 million relating to the accounts receivable allowance provided in accordance with our historical trends, facility expenditures and patent and proxy services. General and administrative expenses for the one-month transition period ended October 31, 1999 were $5.7 million as compared to $6.1 million for the one-month ended October 31, 1998. This decrease was primarily a result of lower professional service fees offset by an increase in bad debt expenses of $1.1 million. Fiscal 2001 will include an additional week of operations due to the method by which we determine our fiscal year.

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

     Purchased in-process research and development (IPRD) of $1.7 million, $21.2 million and $33.1 million in fiscal years 2000, 1999 and 1998, respectively, represent the write-off of in-process technologies associated with our acquisitions of Leda in fiscal 2000, Gambit Automated Design, Inc. (Gambit), Stanza Systems, Inc. (Stanza), Smartech OY, the rights to CoverMeter, a software product owned by Advanced Technology Center, and Apteq Design Systems, Inc. (Apteq), in fiscal 1999, and Systems Science, Inc. (SSI), Advanded Test Technology, Inc. (ATTI) and Radiant Design Tools in fiscal 1998. At the date of each acquisition the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates of each of the acquired companies. (Also see Note 3, Business Combinations, of Notes to Synopsys' Consolidated Financial Statements.)

     Valuation of IPRD. We calculated amounts allocated to IPRD using established valuation techniques in the high technology industry and expensed such amounts in the quarter that each acquisition was consummated because technological feasibility had not been achieved and no alternative future uses had been established. In each of the acquisitions that had associated significant IPRD charges during fiscal 2000, 1999 and 1998, the valuation of IPRD was determined as discussed in the next three paragraphs. Information specific to the significant IPRD charges in 2000, 1999 and 1998 follows.

     The value assigned to acquired in-process technology was determined by identifying products under research in areas for which technological feasibility had not been established. The in-process technology was then segmented into two classifications: (i) in-process technology -- completed and (ii) in-process technology -- to-be-completed, giving explicit consideration to the value created by the research and development efforts of the acquired business prior to the acquisition and to be created by Synopsys after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data and (iii) complexity-based data.

     The value of the in-process technology was determined using a discounted cash flow model similar to the income approach, focusing on the income-producing capabilities of the in-process technologies. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified products classified within the classification segments. Revenue estimates were based on (i) individual product revenues, (ii) anticipated growth rates (iii) anticipated product development and introduction schedules (iv) product sales cycles, and (v) the estimated life of a product's underlying technology. From the revenue estimates, operating expense estimates, including costs of sales, general and administrative, selling and marketing, income taxes and a use charge for contributory assets, were deducted to arrive at operating income. Revenue growth rates were estimated by management for each product and gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Operating expense estimates reflect Synopsys' historical expense ratios. Additionally, these projects will require continued research and development after they have reached a state of technological and commercial feasibility. The resulting operating income stream was discounted to reflect its present value at the date of the acquisition. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that Synopsys will realize any anticipated benefits of the acquisition.

    The rate used to discount the net cash flows from purchased in-process technology is the weighted average cost of capital (WACC) for the Company, taking into account our required rates of return from investments in various areas of the enterprise, and reflecting the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

     Gambit. In March 1999, the Company acquired Gambit. Upon consummation of the Gambit acquisition, the Company immediately recognized expense of $13.9 million representing the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. At the date of the acquisition, the principal in-process technologies identified were Gambit's integrated circuit routing and clock tree synthesis (CTS) technologies, both of which are related to the physical design of integrated circuits. For purposes of valuing the IPRD in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 57% in year two to 9% in year five; cost of sales -- 20% of revenue in each year; general and administrative expenses -- 18% of revenue in each year; and sales and marketing -- 21% of revenue in each year. In addition, it was assumed there would be no expense reduction due to economic synergies as a result of the acquisition. The rate used to discount the net cash flows from the Gambit purchased in-process technology was 25%. The technologies were approximately 75% complete at the acquisition date. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies met their design specifications, including functional, technical, and economic performance requirements. The acquired in-process technologies were originally anticipated to become commercially viable in fiscal 1999 and 2000. Expenditures to complete the acquired in-process technologies were expected to total approximately $3.2 million.

    Subsequent to the date of the acquisition, the Company determined that the in-process technologies acquired would be more commercially viable if they were integrated with the Company's existing products and technologies in development. The Company's decision to integrate the acquired in-process technologies rather than selling them as stand alone products is the result of changes in technology in the industry, development of the Company's strategy for entering the market for physical design software, and market forces. The Company has incurred research and development expenses of approximately $6.0 million directly related to the acquired and enhanced technologies. Synopsys expects to introduce routing and CTS products integrating the acquired in-process technology to a limited number of customers in fiscal 2001, with general release in fiscal 2002. The anticipated incremental revenue contribution from the enhanced technology and the related costs including cost of sales and incremental general and administrative and sales and marketing costs, are being evaluated based on current customer analysis; however, the Company expects the revenue and the costs related to this product to be consistent with the valuation assumptions noted above.

    The risks associated with this research and development are still considered high and no assurance can be made that these products will meet market expectations. If these projects are not successfully developed, future revenue, and profitability of the acquired Gambit business may be materially adversely affected. Additionally, the value of other intangible assets acquired may become impaired. As evidenced by its continued support for these projects, management believes that Synopsys will successfully complete each of the major Gambit research and development programs.

    The Company obtained a second in-process routing technology from Gambit; this technology has not been further developed except to the extent necessary to service former Gambit customers using prior versions of the technology. The post-acquisition research and development costs have not been materially in excess of those anticipated at the acquisition date.

     SSI. In August 1998, the Company acquired SSI, a developer of tools for electronic design verification and test. Upon consummation of the SSI acquisition, the Company immediately recognized expense of $28.9 million, representing the acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. At the date of the acquisition, the principal in-process technologies identified were in the following four products: VERA, a verification tool, Powerfault, a fault simulation tool, Eliminator, a power design verification tool, and SimWave/ISDB, a simulation waveform display and signal database. These technologies were approximately 90% complete at the acquisition date. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies met their design specifications, including functional, technical, and economic performance requirements. For purposes of valuing the IPRD in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 99% in year two to 20% in year five; cost of sales -- 12% of revenue in each year; general and administrative expenses -- 12% of revenue in each year; and sales and marketing -- 15% of revenue in each year. In addition, it was assumed there would be no expense reduction due to economic synergies as a result of the acquisition. The rate used to discount the net cash flows from the SSI purchased in-process technology was 25%. Expenditures to complete the acquired in-process technologies were expected to total approximately $1.5 million.

     Costs incurred in the completion of VERA were approximately $2.0 million. At the date of the acquisition, VERA was expected to be released in 1999, and the Company introduced the product in March 1999. The revenue contribution from the VERA product and the related costs including cost of sales and incremental general and administrative and sales and marketing costs, have been consistent with the valuation assumptions noted above.

     Subsequent to the date of the acquisition, the Company determined that the acquired in-process technologies identified as SimWave/ISDB and Powerfault would be more commercially viable if they were integrated with the Company's existing products and technologies in-development. In addition, the Company determined that the acquired in-process technologies identified as Eliminator would not produce a commercially viable technology if completed and abandoned further research efforts relative to that technology. The Company's decisions with respect to the acquired in-process technologies were the result of detailed evaluation of the technologies, potential markets and customer needs occurring after completion of the acquisition.

    The risks associated with this research and development are still considered high and no assurance can be made that these products will meet market expectations. If these projects are not successfully developed, future revenue, and profitability of the acquired Gambit business may be materially adversely affected. Additionally, the value of other intangible assets acquired may become impaired. As evidenced by its continued support for these projects, management believes that Synopsys will successfully complete each of the major SSI research and development programs.

    During fiscal 2000, 1999 and 1998, the Company made other acquisitions resulting in aggregate IPRD charges of $1.7 million, $7.3 million and $4.2 million, respectively, none of which were individually material to the results of operations of the Company in the respective year. The fair value of the related IPRD was determined in a manner substantially similar to that described for Gambit and SSI. The risks associated with this acquired research and development are considered high and no assurance can be made that these products will generate any benefit to Synopsys or meet market expectations.

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

Principal (Notional) Amounts in U.S. Dollars:

                                                                     WEIGHTED
                                                                        AVG.
                                                        CARRYING     AFTER TAX
(IN THOUSANDS, EXCEPT INTEREST RATES)                    AMOUNT    INTEREST RATE
-------------------------------------                   --------   -------------
Cash equivalents -- fixed rate ...................      $  9,993        4.40%
Short-term investments -- fixed rate .............       282,519        4.51%
                                                        --------      ------
          Total investment securities ............       292,512        4.50%
Money market funds -- variable rate ..............        59,377        4.40%
                                                        --------      ------
          Total interest bearing instruments .....      $351,889        4.49%
                                                        ========      ======

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

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in U.S. Dollars Related to Intercompany Balances:

                                                                       CONTRACT
(IN THOUSANDS)                                         AMOUNT            RATE
--------------                                        ---------        ---------
Forward Contract Values:
  Japanese Yen ...............................        $  25,471           107.27
  Euro .......................................        $  22,050          0.83733

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Synopsys, Inc.:

     We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2000 and 1999 and September 30, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year ended October 31, 2000, the one-month period ended October 31, 1999, and each of the years in the two-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                             /s/ KPMG LLP

Mountain View, California
November 17, 2000, except as to Note 10, which is as of January 4, 2001

                                 SYNOPSYS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  OCTOBER 31,       OCTOBER 31,       SEPTEMBER 30,
                                                                     2000              1999              1999
                                                                  -----------       -----------       ------------
Current assets:
  Cash and cash equivalents ................................      $   153,120       $   309,394       $   285,314
  Short-term investments ...................................          282,519           399,995           418,871
                                                                  -----------       -----------       -----------
     Cash, cash equivalents and short-term investments .....          435,639           709,389           704,185
                                                                  -----------       -----------       -----------
  Accounts receivable, net of allowances of $9,539,
     $10,563 and $10,523, respectively .....................          146,449           130,253           155,885
  Prepaid expenses, deferred taxes and other ...............          102,433            66,814            54,663
                                                                  -----------       -----------       -----------
          Total current assets .............................          684,521           906,456           914,733
                                                                  -----------       -----------       -----------
Property and equipment, net ................................          157,243           135,118           126,204
Long-term investments ......................................          126,741            57,651            53,277
Intangible assets, net .....................................           51,776            56,240            57,393
Other assets ...............................................           30,712            22,818            22,311
                                                                  -----------       -----------       -----------
          Total assets .....................................      $ 1,050,993       $ 1,178,283       $ 1,173,918
                                                                  ===========       ===========       ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .................      $   139,290       $    98,976       $   118,595
  Current portion of long-term debt ........................            6,416             8,658             8,610
  Accrued income taxes .....................................           56,304            50,146            50,036
  Deferred revenue .........................................          150,654           126,758           110,285
                                                                  -----------       -----------       -----------
          Total current liabilities ........................          352,664           284,538           287,526
                                                                  -----------       -----------       -----------
Long-term debt .............................................              564            11,304            11,642
Deferred compensation ......................................           14,936             9,844             9,154
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; no shares outstanding .....................               --                --                --
  Common stock, $.01 par value; 400,000,000 shares
     authorized; 62,877,000, 70,750,000 and 70,260,000
     shares outstanding, respectively ......................              629               708               703
  Additional paid-in capital ...............................          558,716           542,052           530,528
  Retained earnings ........................................          405,419           349,192           371,395
  Treasury stock, at cost ..................................         (329,493)          (28,589)          (43,657)
  Accumulated other comprehensive income ...................           47,558             9,234             6,627
                                                                  -----------       -----------       -----------
          Total stockholders' equity .......................          682,829           872,597           865,596
                                                                  -----------       -----------       -----------
          Total liabilities and stockholders' equity .......      $ 1,050,993       $ 1,178,283       $ 1,173,918
                                                                  ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                                 SYNOPSYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            YEARS ENDED
                                                       YEAR ENDED    ONE MONTH ENDED       SEPTEMBER 30,
                                                       OCTOBER 31,     OCTOBER 31,     ----------------------
                                                          2000            1999           1999          1998
                                                       -----------   ---------------   --------      --------
Revenue:
  Product ........................................      $442,453        $  4,150       $505,847      $430,979
  Service ........................................       341,325          19,032        300,251       286,961
                                                        --------        --------       --------      --------
          Total revenue ..........................       783,778          23,182        806,098       717,940
                                                        --------        --------       --------      --------
Cost of revenue:
  Product ........................................        42,257           3,364         37,888        36,371
  Service ........................................        82,217           4,016         68,876        57,396
                                                        --------        --------       --------      --------
          Total cost of revenue ..................       124,474           7,380        106,764        93,767
                                                        --------        --------       --------      --------
Gross margin .....................................       659,304          15,802        699,334       624,173
                                                        --------        --------       --------      --------
Operating expenses:
  Research and development .......................       189,280          17,156        167,085       156,663
  Sales and marketing ............................       288,762          19,023        241,428       240,382
  General and administrative .....................        59,248           5,690         47,343        52,173
  Amortization of intangible assets ..............        15,129           1,153          7,907            --
  Merger-related and other costs .................            --              --             --        51,009
  In-process research and development ............         1,750              --         21,176        33,069
                                                        --------        --------       --------      --------
          Total operating expenses ...............       554,169          43,022        484,939       533,296
                                                        --------        --------       --------      --------
Operating income (loss) ..........................       105,135         (27,220)       214,395        90,877
Other income, net ................................        40,803           1,740         37,016        25,984
                                                        --------        --------       --------      --------
Income (loss) before provision (benefit) for
  income taxes and extraordinary items ...........       145,938         (25,480)       251,411       116,861
Provision (benefit) for income taxes .............        48,160          (9,937)        90,049        55,819
                                                        --------        --------       --------      --------
Income (loss) before extraordinary items .........        97,778         (15,543)       161,362        61,042
Extraordinary items -- sale of business
  unit and gain on extinguishment of debt,
  net of income tax expense ......................            --              --             --        28,404
                                                        --------        --------       --------      --------
Net income (loss) ................................      $ 97,778        $(15,543)      $161,362      $ 89,446
                                                        ========        ========       ========      ========
Basic earnings per share:
  Income (loss) before extraordinary items .......      $   1.43        $  (0.22)      $   2.30      $   0.92
  Extraordinary items ............................            --              --             --          0.42
                                                        --------        --------       --------      --------
  Net income (loss) ..............................      $   1.43        $  (0.22)      $   2.30      $   1.34
                                                        ========        ========       ========      ========
  Weighted average common shares .................        68,510          70,400         70,118        66,568
                                                        ========        ========       ========      ========
Diluted earnings per share:
  Income (loss) before extraordinary items .......      $   1.38        $  (0.22)      $   2.20      $   0.88
  Extraordinary items ............................            --              --             --          0.41
                                                        --------        --------       --------      --------
  Net income (loss) ..............................      $   1.38        $  (0.22)      $   2.20      $   1.29
                                                        ========        ========       ========      ========
  Weighted average common shares and
     potentially dilutive common shares ..........        70,998          70,400         73,422        69,524
                                                        ========        ========       ========      ========


          See accompanying notes to consolidated financial statements.

                                 SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                                        COMMON STOCK
                                                                 --------------------------       ADDITIONAL
                                                                   SHARES                          PAID-IN       RETAINED
                                                                 OUTSTANDING       AMOUNT          CAPITAL       EARNINGS
                                                                 -----------      ---------       ----------     ---------
BALANCE AT SEPTEMBER 30, 1997 ..............................         64,750       $     647       $ 335,215      $ 151,428
Comprehensive Income:
  Net income ...............................................             --              --              --         89,446
  Other comprehensive income, net of tax:
    Unrealized gain on investments .........................             --              --              --             --
    Reclassification adjustment on unrealized
      gains on investments .................................             --              --              --             --
    Foreign currency translation adjustment ................             --              --              --             --

    Other comprehensive (loss) .............................             --              --              --             --

Comprehensive income .......................................             --              --              --             --

Acquisition of treasury stock ..............................           (353)             (4)             --             --
Issuance of common stock ...................................            485               5           5,903             --
Stock options assumed in connection with
  acquisition ..............................................             --              --           7,636             --
Stock issued under stock option and stock purchase
  plans ....................................................          3,043              31          61,454           (409)
Tax benefits associated with exercise of stock options .....             --              --          13,767             --
                                                                  ---------       ---------       ---------      ---------
BALANCE AT SEPTEMBER 30, 1998 ..............................         67,925             679         423,975        240,465
Comprehensive Income:
  Net income ...............................................             --              --              --        161,362
  Other comprehensive income, net of tax:
    Unrealized gain on investments .........................             --              --              --             --
    Reclassification adjustment on unrealized
      gains on investments .................................             --              --              --             --
    Foreign currency translation adjustment ................             --              --              --             --

    Other comprehensive (loss) .............................             --              --              --             --

Comprehensive income .......................................             --              --              --             --

Acquisition of treasury stock ..............................         (1,680)            (17)             17             --
Stock options assumed in connection with acquisition .......             49               1           6,451             --
Stock issued under stock option and stock purchase
  plans ....................................................          3,966              40          70,236        (30,432)
Tax benefits associated with exercise of stock options .....             --              --          29,849             --
                                                                  ---------       ---------       ---------      ---------
BALANCE AT SEPTEMBER 30, 1999 ..............................         70,260             703         530,528        371,395
Comprehensive Income:
  Net (loss) ...............................................             --              --              --        (15,543)
  Other comprehensive income, net of tax:
    Unrealized gain on investments .........................             --              --              --             --
    Foreign currency translation adjustment ................             --              --              --             --

    Other comprehensive income .............................             --              --              --             --

Comprehensive (loss) .......................................             --              --              --             --

Stock issued under stock option and stock purchase
  plans ....................................................            490               5           8,906         (6,660)
Tax benefits associated with exercise of stock options .....             --              --           2,618             --
                                                                  ---------       ---------       ---------      ---------
BALANCE AT OCTOBER 31, 1999 ................................         70,750             708         542,052        349,192
Comprehensive Income:
  Net income ...............................................             --              --              --         97,778
  Other comprehensive income, net of tax:
    Unrealized gain on investments .........................             --              --              --             --
    Reclassification adjustment on unrealized
      gains on investments .................................             --              --              --             --
    Foreign currency translation adjustment ................             --              --              --             --

    Other comprehensive income .............................             --              --              --             --

Comprehensive income .......................................             --              --              --             --

Acquisition of treasury stock ..............................         (9,932)            (99)             99             --
Stock options assumed in connection with acquisition .......             --              --           1,187             --
Stock issued under stock option and stock purchase
  plans ....................................................          2,059              20           4,514        (41,551)
Tax benefits associated with exercise of stock options .....             --              --          10,864             --
                                                                  ---------       ---------       ---------      ---------
BALANCE AT OCTOBER 31, 2000 ................................         62,877       $     629       $ 558,716      $ 405,419
                                                                  =========       =========       =========      =========

                                                                                  ACCUMULATED
                                                                                    OTHER
                                                                 COMPREHENSIVE   COMPREHENSIVE     TREASURY
                                                                 INCOME/(LOSS)      INCOME           STOCK           TOTAL
                                                                 -------------   -------------     ---------       ---------
BALANCE AT SEPTEMBER 30, 1997 ..............................                       $  15,155       $      --       $ 502,445
Comprehensive Income:
  Net income ...............................................       $  89,446              --              --          89,446
  Other comprehensive income, net of tax:
    Unrealized gain on investments .........................           3,983              --              --           3,983
    Reclassification adjustment on unrealized
      gains on investments .................................          (9,018)             --              --          (9,018)
    Foreign currency translation adjustment ................             886              --              --             886
                                                                   ---------
    Other comprehensive (loss) .............................          (4,149)         (4,149)             --              --
                                                                   ---------
Comprehensive income .......................................       $  85,297              --              --              --
                                                                   =========
Acquisition of treasury stock ..............................                              --         (12,403)        (12,407)
Issuance of common stock ...................................                              --              --           5,908
Stock options assumed in connection with
  acquisition ..............................................                              --              --           7,636
Stock issued under stock option and stock purchase
  plans ....................................................                              --           1,219          62,295
Tax benefits associated with exercise of stock options .....                              --              --          13,767
                                                                                   ---------       ---------       ---------
BALANCE AT SEPTEMBER 30, 1998 ..............................                          11,006         (11,184)        664,941
Comprehensive Income:
  Net income ...............................................       $ 161,362              --              --         161,362
  Other comprehensive income, net of tax:
    Unrealized gain on investments .........................           5,506              --              --           5,506
    Reclassification adjustment on unrealized
      gains on investments .................................          (9,539)             --              --          (9,539)
    Foreign currency translation adjustment ................            (346)             --              --            (346)
                                                                   ---------
    Other comprehensive (loss) .............................          (4,379)         (4,379)             --              --
                                                                   ---------
Comprehensive income .......................................       $ 156,983              --              --              --
                                                                   =========
Acquisition of treasury stock ..............................                              --         (95,355)        (95,355)
Stock options assumed in connection with acquisition .......                              --              --           6,452
Stock issued under stock option and stock purchase
  plans ....................................................                              --          62,882         102,726
Tax benefits associated with exercise of stock options .....                              --              --          29,849
                                                                                   ---------       ---------       ---------
BALANCE AT SEPTEMBER 30, 1999 ..............................                           6,627         (43,657)        865,596
Comprehensive Income:
  Net (loss) ...............................................       $ (15,543)             --              --         (15,543)
  Other comprehensive income, net of tax:
    Unrealized gain on investments .........................           2,497              --              --           2,497
    Foreign currency translation adjustment ................             110              --              --             110
                                                                   ---------
    Other comprehensive income .............................           2,607           2,607              --              --
                                                                   ---------
Comprehensive (loss) .......................................       $ (12,936)
                                                                   =========
Stock issued under stock option and stock purchase
  plans ....................................................                              --          15,068          17,319
Tax benefits associated with exercise of stock options .....                              --              --           2,618
                                                                                   ---------       ---------       ---------
BALANCE AT OCTOBER 31, 1999 ................................                           9,234         (28,589)        872,597
Comprehensive Income:
  Net income ...............................................       $  97,778              --              --          97,778
  Other comprehensive income, net of tax:
    Unrealized gain on investments .........................          50,689              --              --          50,689
    Reclassification adjustment on unrealized
      gains on investments .................................          (8,934)             --              --          (8,934)
    Foreign currency translation adjustment ................          (3,431)             --              --          (3,431)
                                                                   ---------
    Other comprehensive income .............................          38,324          38,324              --              --
                                                                   ---------
Comprehensive income .......................................       $ 136,102
                                                                   ---------
Acquisition of treasury stock ..............................                              --        (397,466)       (397,466)
Stock options assumed in connection with acquisition .......                              --              --           1,187
Stock issued under stock option and stock purchase
  plans ....................................................                              --          96,562          59,545
Tax benefits associated with exercise of stock options .....                              --              --          10,864
                                                                                   ---------       ---------       ---------
BALANCE AT OCTOBER 31, 2000 ................................                       $  47,558       $(329,493)      $ 682,829
                                                                                   =========       =========       =========


        See accompanying notes to the consolidated financial statements.

                                 SYNOPSYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                            YEARS ENDED
                                                                  YEAR ENDED     ONE MONTH ENDED           SEPTEMBER 30,
                                                                  OCTOBER 31,      OCTOBER 31,      ----------------------------
                                                                     2000             1999             1999             1998
                                                                  -----------    ---------------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................     $    97,778      $   (15,543)     $   161,362      $    89,446
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Software sold in exchange for minority investment .......              --               --              500               --
    Depreciation and amortization ...........................          63,770            4,907           52,025           44,152
    Tax benefit associated with stock options ...............          10,864            2,618           29,849           13,767
    Provision for doubtful accounts and sales returns .......           3,528               --            2,007            8,431
    Interest accretion on notes payable .....................             792               66              842              510
    Deferred taxes ..........................................         (37,685)         (12,555)          (5,111)          (6,617)
    Gain on sale of long-term investments ...................         (11,455)              --          (19,578)          (9,930)
    Non-cash merger-related and other costs .................              --               --               --            8,367
    In-process research and development .....................           1,750               --           21,176           33,069
    Extraordinary gains .....................................              --               --               --          (28,404)
    Net changes in operating assets and liabilities:
      Accounts receivable ...................................         (18,771)          25,632          (31,346)         (25,754)
      Prepaid expenses and other current assets .............         (24,111)          (1,260)          (3,232)            (699)
      Other assets ..........................................          (8,787)            (668)          (2,870)          (2,505)
      Accounts payable and accrued liabilities ..............          39,180          (19,619)          (3,574)           9,561
      Accrued income taxes ..................................           5,980              110             (277)           1,147
      Deferred revenue ......................................          23,190           16,473           16,854            9,377
      Deferred compensation .................................           5,092              690            4,268            1,681
                                                                  -----------      -----------      -----------      -----------
    Net cash provided by operating activities ...............         151,115              851          222,895          145,599
                                                                  -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of long-term investments ..............          24,336               --           21,752           15,158
  Proceeds from sale of business unit .......................              --               --               --           51,900
  Proceeds from sales and maturities of short-term
    investments .............................................       2,782,613          138,212        5,101,336        4,079,343
  Purchases of short-term investments .......................      (2,665,137)        (119,549)      (5,080,125)      (4,207,192)
  Purchases of long-term investments ........................         (13,998)              --          (27,589)          (1,998)
  Purchases of property and equipment .......................         (68,500)         (12,507)         (65,816)         (58,106)
  Acquisitions (net of cash acquired) .......................         (14,474)              --          (46,493)         (30,354)
  Intangible assets, net ....................................           3,697               --            1,289           (3,546)
  Capitalization of software development costs ..............          (1,000)              --             (873)          (2,093)
                                                                  -----------      -----------      -----------      -----------
    Net cash provided by (used in) investing activities .....          47,537            6,156          (96,519)        (156,888)
                                                                  -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock ........................          59,545           17,319          102,726           68,203
  Proceeds from issuance of long-term debt ..................             727             (356)              --               --
  Purchases of treasury stock ...............................        (397,466)              --          (95,355)         (12,407)
  Principal payments on debt obligations ....................         (14,299)              --          (12,631)          (7,627)
                                                                  -----------      -----------      -----------      -----------
    Net cash (used in) provided by financing activities .....        (351,493)          16,963           (5,260)          48,169
                                                                  -----------      -----------      -----------      -----------
Effect of exchange rate changes on cash .....................          (3,433)             110             (350)             361
                                                                  -----------      -----------      -----------      -----------
Net increase/decrease in cash and cash equivalents ..........        (156,274)          24,080          120,766           37,241
Cash and cash equivalents, beginning of year/period .........         309,394          285,314          164,548          127,307
                                                                  -----------      -----------      -----------      -----------
Cash and cash equivalents, end of year/period ...............     $   153,120      $   309,394      $   285,314      $   164,548
                                                                  ===========      ===========      ===========      ===========

                                 SYNOPSYS, INC.

                                 (IN THOUSANDS)


                                                                                                            YEARS ENDED
                                                                  YEAR ENDED     ONE MONTH ENDED           SEPTEMBER 30,
                                                                  OCTOBER 31,      OCTOBER 31,      ----------------------------
                                                                     2000             1999             1999             1998
                                                                  -----------    ---------------    -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year/period for:
    Interest ................................................     $       646      $        76      $       944      $       770
    Income taxes ............................................          91,927              108           63,141           46,206
  Non-cash transactions:
    Notes payable issued in acquisition .....................     $        --      $        --      $    11,120      $    12,000
    Changes in unrealized gains (losses) on long-term
      investments ...........................................          67,974            4,375           (5,432)          (7,858)


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

    The Company sells its products worldwide primarily to customers in the semiconductor industry. The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations and have not been material in any year. As of October 31, 2000, October 31, 1999 and September 30, 1999 the Company had sold approximately $5.3 million, $21.8 million and $22.8 million, respectively, of its accounts receivable to a financial institution. Under our receivables purchase agreements, we are obligated to repurchase a maximum of 10% of the receivables sold in the case of certain customer defaults. The amounts subject to repurchase as of October 31, 2000, October 31, 1999, and September 30, 1999 were $0.5 million, $2.2 million and $2.3 million, respectively. We have not incurred any material losses due to our limited repurchase obligations.

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

     Revenue Recognition. Revenue consists of fees for licenses of the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the Company's systems products. Cost of service revenue includes personnel and the related costs associated with providing training, consulting and PCS.

     The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9 and SOP 98-4 and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2.

     -    Persuasive evidence of an arrangement exists,

     -    Delivery has occurred,

     -    The vendor's fee is fixed or determinable, and

     -    Collectibility is probable.

     The Company defines each of the four criteria above as follows:

          Persuasive Evidence of an Arrangement. It is the Company's customary practice to have a written contract, which is signed by both the customer and Synopsys, or a purchase order from those customers that have previously negotiated a standard end user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

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

           The Vendor's Fee is Fixed or Determinable. The fee the Company's customers pay for our products is negotiated at the outset of an arrangement, and is generally based on the specific volume of product to be delivered. The Company's license fees are not a function of variable-pricing mechanisms such as the number of units distributed or copied by the customer, or the expected number of users in an arrangement. Therefore, except in cases where the Company grants extended payment terms to a specific customer, the Company's fees are considered to be fixed and determinable at the inception of our arrangements.

           The Company's typical payment terms are such that at a minimum 75% of the arrangement revenue is due within one year or less. Arrangements with payment terms extending beyond these payment terms are considered not to be fixed and determinable. Revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable.

           Collectibility is Probable. Collectibility is assessed on a customer by customer basis. The Company typically sells to large enterprise customers, from which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers financial position and ultimately their ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are maintained and only increased after a successful collection history with the customer has been obtained. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company's credit review process, revenue is recognized on a cash-collected basis.

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

     The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the PCS components of its perpetual and time-based license products and to consulting. Accordingly, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9 and revenue from PCS is recognized, ratably over the PCS term. With respect to time-based licenses, except as described in the next paragraph, the residual portion of the license fee allocated to the license component is recognized upon delivery of the software product and the portion of the fee allocated to PCS is recognized ratably over the term of the support.

     Certain of the Company's time-based licenses include unspecified additional products. The Company recognizes revenue from time-based licenses that include both unspecified additional software products and extended payment terms that are not considered to be fixed or determinable in an amount that is the lesser of amounts due and payable or the ratable portion of the entire fee. Revenue from contracts with unspecified additional software products is recognized ratably over the contract term.

     The Company's consulting services generally are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation does not require any significant modification or alteration. The consulting services offered by the Company include design methodology assistance, specialized services relating to telecommunication systems design and generalized turnkey design services. The revenue related to these services is accounted for separately from product revenue and recognized as the services are performed.

    Occasionally, the Company has committed to significantly alter the features and functionality of its software or build complex interfaces necessary for the Company's software to function in the customer's environment. In these cases, contract accounting is applied to both the software and service elements included in these arrangements.

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

                                                        OCTOBER 31,    OCTOBER 31,    SEPTEMBER 30,
                                                           2000           1999           1999
                                                        -----------    -----------    -------------
(IN THOUSANDS)
Computer and other equipment .......................     $ 230,188      $ 176,949      $ 173,088
Furniture and fixtures .............................        20,839         19,227         19,102
Land ...............................................        50,148         48,214         40,315
Leasehold improvements .............................        31,765         27,010         26,662
                                                         ---------      ---------      ---------
                                                           332,940        271,400        259,167
Less accumulated depreciation and amortization .....      (175,697)      (136,282)      (132,963)
                                                         ---------      ---------      ---------
                                                         $ 157,243      $ 135,118      $ 126,204
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

     Accrued Liabilities. Accrued liabilities consist of:

                                         OCTOBER 31,    OCTOBER 31,   SEPTEMBER 30,
                                            2000           1999           1999
                                         -----------    -----------   -------------
(IN THOUSANDS)
Payroll and related benefits ......       $ 80,207       $ 63,687       $ 79,478
Other accrued liabilities .........         48,122         26,703         30,303
                                          --------       --------       --------
          Total ...................       $128,329       $ 90,390       $109,781
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

     The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share for fiscal 2000, 1999 and 1998 and the one-month ended October 31, 1999:

                                                                                  ONE               YEARS ENDED
                                                                 YEAR ENDED    MONTH ENDED         SEPTEMBER 30,
                                                                 OCTOBER 31,   OCTOBER 31,    ----------------------
                                                                    2000          1999          1999          1998
                                                                 -----------   -----------    --------      --------
(IN THOUSANDS)
Weighted-average common shares used to calculate basic net
   income per share ........................................        68,510        70,400        70,118        66,568
Weighted-average stock options outstanding .................         2,488            --         3,304         2,956
                                                                  --------      --------      --------      --------
Weighted-average common shares used to calculate diluted net
   income per share ........................................        70,998        70,400        73,422        69,524
                                                                  ========      ========      ========      ========

     Stock-Based Compensation. As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," in accounting for stock-based awards to employees.

     Deferred Compensation Plan. The Company maintains a deferred compensation plan (the Plan) which permits certain employees to defer up to 50% or 100% of their annual cash base compensation or their annual cash variable compensation, respectively. Distributions from the Plan are generally payable upon cessation of employment in equal quarterly installments over five to 15 years or as a lump sum payment, at the option of the employee. Undistributed amounts under the Plan are subject to the claims of the Company's creditors. As of October 31, 2000 and 1999 and September 30, 1999, the undistributed amounts under the Plan total $14.9 million, $9.8 million, and $4.9 million, respectively, and are recorded as a long-term asset and a long-term liability on the Company's balance sheet.

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

     During fiscal 1998, the Company sold VSI, the PCB/Systems business design segment of the Viewlogic business to a management-led buy-out group for $51.9 million in cash. As a result of the transaction, the Company recorded an extraordinary gain of $26.5 million, net of income tax expense, in the fourth quarter of fiscal 1998. The extraordinary gain is equal to the gross proceeds from the sale of the business of $51.9 million less the related net assets of $6.3 million and direct transaction costs of $1.4 million, and is net of tax expense of $17.7 million. The Company retained a minority investment of 14.9% (fully diluted) in the new company, Viewlogic Systems, Inc. During fiscal 2000, Viewlogic Systems, Inc. merged with Summit Design, Inc. and formed a new entity, Innoveda, Inc. The Company retains a minority equity investment in Innoveda.

     The following information represents revenue and net income (loss) of the separate enterprises through the periods preceding the business combinations and the combined results following the business combinations.

                                                               YEARS ENDED
                                        YEAR ENDED            SEPTEMBER 30,
                                        OCTOBER 31,     -------------------------
(IN THOUSANDS)                             2000           1999            1998
--------------                          -----------     ---------       ---------
Total revenue:
  Synopsys ........................      $ 783,778      $ 806,098       $ 639,658
  Everest .........................             --             --              --
  Viewlogic .......................             --             --          78,282
                                         ---------      ---------       ---------
Combined ..........................      $ 783,778      $ 806,098       $ 717,940
                                         =========      =========       =========
Net income (loss):
  Synopsys(1) .....................      $  97,778      $ 162,123       $  90,157
  Everest .........................             --           (761)         (2,256)
  Viewlogic .......................             --             --           1,545
                                         ---------      ---------       ---------
Combined ..........................      $  97,778      $ 161,362       $  89,446
                                         =========      =========       =========

----------

(1) Includes extraordinary gains of $28.4 million, net of income tax expense, in fiscal 1998.

     The Company recorded merger-related and other costs of $51.0 million in fiscal 1998 related to the merger with ViewLogic. The following table presents the components of merger-related and other costs recorded in fiscal 1998, along with charges against the reserves through fiscal 2000.

                                                        PAYMENTS
                                            1998       AND WRITE-     BALANCE                  BALANCE                  BALANCE AT
(IN THOUSANDS)                             CHARGES        OFFS      AT 9/30/98    PAYMENTS    AT 9/30/99    PAYMENTS   10/31/99 (1)
--------------                             -------     ----------   ----------    --------    ----------    --------   ------------
Transaction costs              Cash        $ 9,245      $ 8,292      $   953      $   862      $    91      $    34      $    57
Employee termination and
  transition costs             Cash         10,975       10,593          382          237          145          145           --
Write-off of equipment and
  other assets                 Non-cash      8,367        8,367           --           --           --           --           --
Legal and other settlements    Cash          6,894        6,869           25           16            9           --            9
Redundant facility and other
  costs                        Cash         15,528       13,375        2,153        2,027          126          126           --
                                           -------      -------      -------      -------      -------      -------      -------
          Total                            $51,009      $47,496      $ 3,513      $ 3,142      $   371      $   305      $    66
                                           =======      =======      =======      =======      =======      =======      =======

(1)  the remaining balance at October 31, 1999 was reversed.

     Transaction costs. Direct merger transaction costs consist of investment banking commissions, professional fees and regulatory filing expenses.

     Employee termination and transition costs. Employee termination costs totaling $8.4 million consist of (i) severance amounts paid to redundant employees (primarily engineering, sales and corporate infrastructure personnel) terminated on or subsequent to the consummation of the merger under an approved plan of termination and (ii) termination payments to ViewLogic executives in accordance with their respective pre-merger employment agreements. Substantially all of the employee termination costs were paid in 1998 and actual amounts paid did not differ significantly from the amounts accrued. Transition costs totaling $2.6 million consists of salaries and related costs paid to certain employees terminated under an approved plan of termination for services from the date of the merger to their actual termination date (generally three months) (primarily engineering, sales and corporate infrastructure personnel). Transition costs were expensed as incurred over the transition period. The total number of employees expected to be terminated as a result of the merger was approximately 209, which did not differ significantly from the actual number of employees terminated.

     Write-off of equipment and other assets. Equipment and other assets written-off consists of (i) computers, other equipment and office furniture with a net book value of $3.5 million attributable to terminated employees or which had been used at redundant facilities being closed as a result of the merger,
(ii) capitalized software related to Viewlogic's synthesis product group of $3.1 million, (iii) goodwill of $1.2 million related primarily to a European distribution subsidiary which was duplicative subsequent to the acquisition, and
(iv) prepaid royalties of $0.6 million, respectively, related to certain ViewLogic products and technologies discontinued as a result of the merger. Assets determined to be of no value to the combined company were expensed as of the date of the merger. Assets which were used during the integration were expensed over the four-month integration period. Assets written off by the Company were donated or scrapped.

     Legal and other settlements. Legal and other settlements includes $4 million to settle a pre-merger contract dispute matter and $1.1 million to settle various merger-related legal matters related to the ViewLogic business. The balance also includes certain contract dispute matters unrelated to the Viewlogic merger which were settled in the second and fourth quarters of fiscal 1998 for an aggregate of $1.8 million. Settlement related to these matters was obtained in fiscal 1998 and expensed in the period of the settlement.

     Redundant facility and other costs. Redundant facility and other costs includes (i) a total of $2.6 million associated with the closure of redundant ViewLogic facilities located primarily in Europe and North America (ii) contract cancellation payments of $3.5 million related to certain ViewLogic contracts in place or under negotiation at the date of the merger, (iii) consulting fees of $6.7 million related to various merger and integration projects, and (iv) other miscellaneous costs of $2.7 million. The amounts detailed in (ii), (iii) and
(iv) were primarily period costs, expensed in the quarter incurred.

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

     In fiscal 1999, the Company acquired Gambit Automated Design, Inc. (Gambit), a privately held developer of place and route software and provider of physical design services; Stanza Systems, Inc. (Stanza), a privately held company with physical layout editor expertise and technology; Smartech OY (Smartech), a privately held design services firm with expertise in the design of wireless communication devices; and the rights to CoverMeter, a Verilog code coverage tool, from Advanced Technology Center of Massachusetts. The Company also completed the acquisition of Apteq, Inc. (Apteq), which was conducting research and development on extensions to the Verilog language.

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

     A summary of the Company's purchase transactions during fiscal 2000, 1999 and 1998 that included IPRD charges, if any, is included in the following table:

ENTITY OR PRODUCT NAME                       CONSIDERATION      IPRD CHARGE               FORM OF CONSIDERATION
----------------------                       -------------      -----------               ---------------------
FISCAL 2000:
(IN MILLIONS)
Leda...................................         $ 7.7             $ 1.7         $7.5 million cash
VirSim.................................         $ 7.0             $  --         $7.0 million cash
TSG....................................         $ 3.0             $  --         $1.8 million cash, reserve of 33,985 common shares
                                                                                for issuance under TSG's stock option plan

FISCAL 1999:
(IN MILLIONS)
Gambit.................................         $41.3             $13.9         $29.2 million cash, notes payable of $8.0 million,
                                                                                reserve of 78,000 shares of common stock for
                                                                                issuance under Gambit's stock option plan

Stanza.................................         $15.4             $ 4.1         $11.0 million cash, issuance of 46,000 shares of
                                                                                common stock and reserve of 21,000 shares of common
                                                                                stock for issuance under Stanza's 1998 stock option
                                                                                plan

Smartech...............................         $ 9.7             $  --         $5.8 million cash, $3.9 million (not included in
                                                                                purchase price) placed in an escrow contingent on
                                                                                continued employment of certain employees

CoverMeter.............................         $ 4.5             $ 2.4         $2.3 million cash, notes payable of $2.2 million
Apteq..................................         $ 2.0             $ 0.8         $1.0 million cash, notes payable of $0.6 million and
                                                                                $0.4 million assumption of debt

FISCAL 1998:
(IN MILLIONS)
SSI....................................         $47.1             $28.9         $26.0 million cash, notes payable of $12.0 million,
                                                                                reserve of 318,000 shares of common stock for
                                                                                issuance under SSI's stock option plan

ATTI...................................         $ 3.2             $ 3.2         $2.2 million cash, notes payable $1.0 million
Radiant Design Tools...................         $ 1.0             $ 1.0         $1.0 million cash

NOTE 4. FINANCIAL INSTRUMENTS

     Cash, Cash Equivalents and Investments. All cash equivalents, short-term investments, and non-current investments have been classified as available-for-sale securities and are detailed as follows:

                                                                   UNREALIZED     UNREALIZED       ESTIMATED
OCTOBER 31, 2000                                      COST           GAINS          LOSSES         FAIR VALUE
(IN THOUSANDS)                                     ----------     ----------       ---------       ----------
Classified as current assets:
  Cash .......................................      $  83,750      $      --       $      --       $  83,750
  Money market funds .........................         59,377             --              --          59,377
  Tax-exempt municipal obligations ...........        211,583             --              (3)        211,580
  Money market preferred stock ...............         60,220             --              --          60,220
  Municipal auction rate preferred stock .....          5,014             --              --           5,014
  Corporate note .............................          5,197             --              (8)          5,189
  Certificate of deposit .....................            516             --              --             516
  US government agency note ..................          9,995             --              (2)          9,993
                                                    ---------      ---------       ---------       ---------
                                                      435,652             --             (13)        435,639
Classified as non-current assets:
  Equity securities ..........................         41,632         85,109              --         126,741
                                                    ---------      ---------       ---------       ---------
          Total ..............................      $ 477,284      $  85,109       $     (13)      $ 562,380
                                                    =========      =========       =========       =========

                                                                  UNREALIZED      UNREALIZED       ESTIMATED
OCTOBER 31, 1999                                      COST          GAINS           LOSSES         FAIR VALUE
(IN THOUSANDS)                                     ----------     ----------       ---------       ----------
Classified as current assets:
  Cash .......................................      $ 102,621      $      --       $      --       $ 102,621
  Taxable commercial paper ...................        120,997             --            (163)        120,834
  Money market funds .........................        154,219             --              --         154,219
  Tax-exempt municipal obligations ...........        161,691             --              --         161,691
  Money market preferred stock ...............         72,651              2              --          72,653
  Municipal auction rate preferred stock .....         10,027             --              --          10,027
  Certificate of deposit .....................         62,425              8              --          62,433
  Federal note ...............................         24,971             --             (60)         24,911
                                                    ---------      ---------       ---------       ---------
                                                      709,602             10            (223)        709,389
Classified as non-current assets:
  Equity securities ..........................         40,516         17,135              --          57,651
                                                    ---------      ---------       ---------       ---------
          Total ..............................      $ 750,118      $  17,145       $    (223)      $ 767,040
                                                    =========      =========       =========       =========

                                                                  UNREALIZED       UNREALIZED      ESTIMATED
OCTOBER 31, 1999                                      COST          GAINS            LOSSES        FAIR VALUE
(IN THOUSANDS)                                     ----------     ----------       ---------       ----------
Classified as current assets:
  Cash .......................................      $ 102,510      $      --       $      --       $ 102,510
  Taxable commercial paper ...................        111,321             --              --         111,321
  Money market funds .........................        157,966             --              --         157,966
  Tax-exempt municipal obligations ...........        178,273             --              --         178,273
  Money market preferred stock ...............         67,208             --              --          67,208
  Municipal auction rate preferred stock .....         14,522             --              --          14,522
  Certificate of deposit .....................         47,414             --              --          47,414
  Federal note ...............................         24,971             --              --          24,971
                                                    ---------      ---------       ---------       ---------
                                                      704,185             --              --         704,185
Classified as non-current assets:
  Equity securities ..........................         40,517         12,760              --          53,277
                                                    ---------      ---------       ---------       ---------
          Total ..............................      $ 744,702      $  12,760              --       $ 757,462
                                                    =========      =========       =========       =========

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

     Strategic Investments. The Company's strategic investment portfolio consists of minority equity investments in several publicly traded companies and investments in privately held companies, many of which can still be considered in the start-up or development stages. The securities of public traded companies are generally classified as available for sale and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of other comprehensive income in stockholders' equity. The securities of privately held companies are reported at cost.

     Strategic equity investments are subject to market price risk. From time to time, the Company enters into and designates forward contracts to hedge cash flows on certain equity securities. The Company's objectives for entering into derivative contracts is to lock in the price of selected equity holdings while maintaining the rights and benefits of ownership until they are sold. The Company does not hold derivative financial instruments for trading purposes.

The security, or forecasted sale thereof, selected for hedging is determined by market conditions, up-front costs, and other relevant factors. The Company has generally selected forward sale contracts to hedge this market price risk. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time the gain or loss from the sale of an equity investment is recognized.

     The Company entered into forward sale contracts with a major financial institution in the fourth quarter of fiscal 2000 for the sale through November 15, 2001 of the 1,344,188 shares of Cadence stock, 114,987 shares of Broadcom stock and 687,804 shares of Nvidia stock at forward prices ranging from $20.3734 to $27.6383, $231.196 to $247.177, and $59.0188 to $80.7560, respectively.

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

    Other Comprehensive Income. Other comprehensive income includes a reclassification adjustment related to unrealized gains on investments in fiscal 2000, 1999 and 1998 of $8.9 million, $9.5 million and $9.0 million, respectively. The reclassification amount adjusts current year other comprehensive income for realized gains on available-for-sale securities that were realized in income in the current year that had also been included in other comprehensive income as unrealized holding gains in the period in which such unrealized gains arose. The reclassification adjustment is net of income tax expense of $6.0 million, $5.6 million and $4.7 million, respectively, in fiscal 2000, 1999 and 1998.

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

     Future minimum lease payments as of October 31, 2000 are as follows:

(IN THOUSANDS)
FISCAL YEARS
------------
2001.........................................................           $31,310
2002.........................................................            28,457
2003.........................................................            17,086
2004.........................................................            11,225
2005.........................................................             9,777
Thereafter...................................................            31,427
                                                                       --------
          Total minimum payments required....................          $129,282
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

     Additional information concerning stock option activity under the various plans is as follows:

                                                           OPTIONS OUTSTANDING
                                                      -----------------------------
                                                                        WEIGHTED-
                                                                        AVERAGE
                                                        SHARES       EXERCISE PRICE
                                                      -----------    --------------
Outstanding at September 30, 1997 ..............       12,380,424       $  24.61
  Granted and assumed ..........................        4,654,557       $  32.40
  Exercised ....................................       (2,803,421)      $  18.12
  Canceled .....................................       (2,003,247)      $  26.48
                                                      -----------       --------
Outstanding at September 30, 1998 ..............       12,228,313       $  28.83
  Granted and assumed ..........................        4,999,572       $  49.10
  Exercised ....................................       (3,507,057)      $  25.00
  Canceled .....................................       (1,026,001)      $  34.09
                                                      -----------       --------
Outstanding at September 30, 1999 ..............       12,694,827       $  37.44
  Granted and assumed ..........................          759,589       $  58.62
  Exercised ....................................         (264,914)      $  31.74
  Canceled .....................................         (158,145)      $  40.77
                                                      -----------       --------
Outstanding at October 31, 1999 ................       13,031,357       $  38.75

  Granted and assumed ..........................       16,219,919       $  36.05
  Exercised ....................................       (1,553,811)      $  27.37
  Canceled .....................................       (2,952,662)      $  41.35
                                                      -----------       --------
Outstanding at October 31, 2000 ................       24,744,803       $  37.39
                                                      ===========       ========
Options Exercisable at:
  September 30, 1999 ...........................        4,620,131       $  29.41
  October 31, 1999 .............................        4,565,521       $  29.72
  October 31, 2000 .............................        6,618,558       $  36.15

     The following table summarizes information about stock options outstanding at October 31, 2000:

                                             OPTIONS OUTSTANDING
                            --------------------------------------------------
                                                  WEIGHTED-                                     EXERCISABLE
                                                   AVERAGE           WEIGHTED-         -----------------------------
                             WEIGHTED-            REMAINING          AVERAGE                                AVERAGE
 RANGE OF                     NUMBER             CONTRACTUAL         EXERCISE            NUMBER             EXERCISE
EXERCISE PRICES             OUTSTANDING        LIFE (IN YEARS)        PRICE            EXERCISABLE           PRICE
-----------------           -----------        ---------------       ---------         -----------          --------
$ 0.11 -- $31.06              3,180,155              6.53            $25.10             2,001,572            $23.61
$31.25 -- $32.25              7,084,407              9.68            $32.22               134,842            $31.47
$32.37 -- $37.44              5,182,888              8.28            $35.96             1,984,859            $35.06
$37.91 -- $42.69              5,149,675              9.12            $40.06             1,055,415            $40.03
$43.00 -- $65.62              4,147,678              8.63            $54.12             1,441,870            $52.68
                             ----------                                                ----------
$ 0.11 -- $65.62             24,744,803              8.69            $37.39             6,618,558            $36.15
                             ==========                                                ==========

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

                                                   STOCK OPTION PLANS
                                           ------------------------------------
                                            2000           1999           1998
                                           ------         ------         ------
Expected life (in years) ..........           3.9            4.3            5.3
Risk-free interest rate ...........           6.3%           5.3%           5.3%
Volatility ........................          58.3%          51.5%          55.0%

                                                           ESPP
                                           ------------------------------------
                                            2000           1999           1998
                                           ------         ------         ------
Expected life (in years) ..........          1.25           1.25           1.25
Risk-free interest rate ...........           6.1%           5.1%           5.5%
Volatility ........................          58.3%          51.5%          55.0%

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is generally amortized over the options' vesting period of four years (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma net income and earnings per share data, under SFAS No. 123 is as follows:

                                                                    YEARS ENDED
                                                  -----------------------------------------------
                                                                            SEPTEMBER 30,
                                                  OCTOBER 31,        ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2000               1999              1998
----------------------------------------          -----------        ----------        ----------
Net income (loss)
  As reported under APB 25 ...............        $   97,778         $  161,362        $   89,446
  Pro forma under SFAS No. 123 ...........        $     (757)        $   90,968        $   44,680
Earnings (loss) per share -- basic
  As reported under APB 25 ...............        $     1.43         $     2.30        $     1.34
  Pro forma under SFAS No. 123 ...........        $    (0.01)        $     1.29        $     0.67
Earnings (loss) per share -- diluted
  As reported under APB 25 ...............        $     1.38         $     2.20        $     1.29
  Pro forma under SFAS No. 123 ...........        $    (0.01)        $     1.26        $     0.64

NOTE 7. INCOME TAXES

     The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital.

     The components of the Company's total income before provision for income taxes are as follows:

                                                                           YEARS ENDED
                                   YEAR ENDED    ONE MONTH ENDED          SEPTEMBER 30,
                                   OCTOBER 31,     OCTOBER 31,      ------------------------
(IN THOUSANDS)                        2000            1999            1999           1998
--------------                     -----------   ---------------    ---------      ---------
United States ................      $ 150,641       $ (22,405)      $ 244,632      $ 110,998
Foreign ......................         (4,703)         (3,075)          6,779          5,863
                                    ---------       ---------       ---------      ---------
                                    $ 145,938       $ (25,480)      $ 251,411      $ 116,861
                                    =========       =========       =========      =========

     The components of the provision for income taxes are as follows:

                                                                                              YEARS ENDED
                                                         YEAR ENDED   ONE MONTH ENDED        SEPTEMBER 30,
                                                         OCTOBER 31,    OCTOBER 31,     -----------------------
(IN THOUSANDS)                                              2000           1999           1999           1998
--------------                                           -----------  ---------------   --------       --------
Current:
  Federal ..........................................      $ 62,644       $     --       $ 54,744       $ 40,452
  State ............................................         8,949             --          7,821          5,555
  Foreign ..........................................         3,388             --          2,746          2,662
                                                          --------       --------       --------       --------
                                                            74,981             --         65,311         48,669
                                                          --------       --------       --------       --------
Deferred:
  Federal ..........................................       (30,025)        (9,641)        (3,909)        (6,003)
  State ............................................        (4,266)        (1,377)          (558)          (858)
  Foreign ..........................................        (3,394)        (1,537)          (644)           244
                                                          --------       --------       --------       --------
                                                           (37,685)       (12,555)        (5,111)        (6,617)
                                                          --------       --------       --------       --------
Charge equivalent to the federal and state
  tax benefit related to employee stock options ....        10,864          2,618         29,849         13,767
                                                          --------       --------       --------       --------
Provision for income taxes .........................      $ 48,160       $ (9,937)      $ 90,049       $ 55,819
                                                          ========       ========       ========       ========

     The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                                              YEARS ENDED
                                                         YEAR ENDED   ONE MONTH ENDED        SEPTEMBER 30,
                                                         OCTOBER 31,    OCTOBER 31,     -----------------------
(IN THOUSANDS)                                              2000           1999           1999           1998
--------------                                           -----------  ---------------   --------       --------
Statutory federal tax ..............................      $ 51,078       $ (8,918)      $ 87,994       $ 40,901
State tax, net of federal benefit ..................         5,555           (709)        10,756          6,121
Tax credits ........................................        (7,248)            --         (5,703)        (1,665)
Tax benefit from foreign sales corporation .........        (3,146)            --         (6,044)        (3,826)
Tax exempt income ..................................        (5,508)          (618)        (6,745)        (5,911)
Foreign tax in excess of (less than) U.S.
  statutory tax ....................................        (1,194)          (461)         1,457            872
Non-deductible merger and acquisition expenses .....         5,454            386          3,182          7,379
In-process research and development expenses .......           829             --          6,583          9,888
Other ..............................................         2,340            383         (1,431)         2,060
                                                          --------       --------       --------       --------
                                                          $ 48,160       $ (9,937)      $ 90,049       $ 55,819
                                                          ========       ========       ========       ========

     A net deferred tax asset of $85.8 million, $48.1 million, and $35.6 million is primarily included in prepaid expenses, deferred taxes, and other at October 31, 2000 and 1999 and September 30, 1999, respectively. The tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred tax assets and liabilities, are as follows:

                                                                      OCTOBER 31,     OCTOBER 31,     SEPTEMBER 30,
(IN THOUSANDS)                                                           2000            1999             1999
--------------                                                        -----------     -----------     -------------
Net deferred tax assets:
  Deferred tax assets:
     Current:
       Net operating loss and tax credit carryovers .............      $   2,856       $   2,280       $      29
       Deferred revenue .........................................         55,325          10,264          13,356
       Reserves and other expenses not currently deductible .....         15,334          19,329          18,788
       Unrealized foreign exchange losses .......................             --             146             147
       Other ....................................................          6,899           3,898           2,727
                                                                       ---------       ---------       ---------
                                                                          80,414          35,917          35,047
     Non-current:
       Net operating loss and tax credit carryovers .............          9,683          11,401              --
       Deferred compensation ....................................          3,670           1,352           1,352
       Deferred revenue .........................................         21,302              --              --
       Depreciation and amortization ............................          6,081           4,867           4,717
                                                                       ---------       ---------       ---------
                                                                          40,736          17,620           6,069
                                                                       ---------       ---------       ---------
          Total deferred tax assets .............................        121,150          53,537          41,116
  Deferred tax liabilities:
     Current:
       Unrealized foreign exchange losses .......................         (1,660)             --              --
                                                                       ---------       ---------       ---------
                                                                          (1,660)             --              --
     Non-current
       Unrealized gain on securities investments ................        (33,298)         (4,970)         (5,104)
       Net capitalized software development costs ...............           (378)           (438)           (438)
                                                                       ---------       ---------       ---------
                                                                         (33,676)         (5,408)         (5,542)
                                                                       ---------       ---------       ---------
          Total deferred tax liabilities ........................        (35,336)         (5,408)         (5,542)
                                                                       ---------       ---------       ---------
Net deferred tax assets .........................................      $  85,814       $  48,129       $  35,574
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

     The disaggregated financial information reviewed by the CODM is as follows:

                                                                                   YEARS ENDED
                                                           YEAR ENDED             SEPTEMBER 30,
                                                           OCTOBER 31,      -------------------------
(IN THOUSANDS)                                                2000            1999            1998
--------------                                             -----------      ---------       ---------
Revenue:
  Product ............................................      $ 442,453       $ 505,847       $ 430,979
  Service ............................................        341,325         300,251         286,961
                                                            ---------       ---------       ---------
          Total revenue ..............................      $ 783,778       $ 806,098       $ 717,940
                                                            =========       =========       =========
Gross margin .........................................      $ 659,304       $ 699,334       $ 624,173
Operating income before amortization of
  intangible assets, merger-related costs, and
  in-process research and development ................      $ 122,014       $ 243,478       $ 174,955

     The CODM did not review disaggregated financial information for the one-month ended October 31, 1999.

     Reconciliation of the Company's segment profit and loss to the Company's income before provision for income taxes is as follows:

                                                                                   YEARS ENDED
                                                           YEAR ENDED             SEPTEMBER 30,
                                                           OCTOBER 31,      -------------------------
(IN THOUSANDS)                                                2000            1999            1998
--------------                                             -----------      ---------       ---------
Operating income before amortization of
  intangible assets, merger-related costs and
  in-process research and development ................      $ 122,014       $ 243,478       $ 174,955
Amortization of intangible assets ....................        (15,129)         (7,907)             --
Merger-related costs and in-process research and
  development ........................................         (1,750)        (21,176)        (84,078)
                                                            ---------       ---------       ---------
Operating income .....................................      $ 105,135       $ 214,395       $  90,877
                                                            =========       =========       =========

     Revenue and long-lived assets related to operations in United States and other geographic areas are as follows:

                                                                         YEARS ENDED
                                                 YEAR ENDED             SEPTEMBER 30,
                                                 OCTOBER 31,      -------------------------
(IN THOUSANDS)                                      2000            2000            1999
--------------                                   -----------      ---------       ---------
Revenue:
  United States ............................      $ 535,023       $ 590,254       $ 506,566
  Europe ...................................        141,306         126,358         128,347
  Japan ....................................        130,698         102,824         111,149
  Other ....................................         55,015          46,046          40,260
  Transfers between geographic areas .......        (78,264)        (59,384)        (68,382)
                                                  ---------       ---------       ---------
     Consolidated ..........................      $ 783,778       $ 806,098       $ 717,940
                                                  =========       =========       =========
Long-lived assets:
  United States ............................      $ 192,699       $ 169,456       $ 109,043
  Other ....................................         16,320          14,141          11,185
                                                  ---------       ---------       ---------
     Consolidated ..........................      $ 209,019       $ 183,597       $ 120,228
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

                                                                      YEARS ENDED
                                                 YEAR ENDED          SEPTEMBER 30,
                                                 OCTOBER 31,    ----------------------
(IN THOUSANDS)                                      2000          1999          1998
--------------                                   -----------    --------      --------
Revenue:
  IC Implementation
     DC Family .............................      $272,508      $311,420      $262,537
     Physical Synthesis ....................        32,598         5,567         2,721
  Verification and Test ....................       232,985       210,319       151,770
  IP and System Level Design ...............       109,975       113,254       155,109(1)
  TLD ......................................        57,659        98,446        76,975
  Professional Services ....................        78,053        67,092        68,828
                                                  --------      --------      --------
     Consolidated ..........................      $783,778      $806,098      $717,940
                                                  ========      ========      ========

NOTE 9. SELECTED QUARTERLY DATA (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                              -----------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         JANUARY 31,     APRIL 30,        JULY 31,       OCTOBER 31,
-------------------------------------                         -----------     ----------      ----------      -----------
2000:
Revenue ................................................      $  216,868      $  204,853      $  228,835      $  133,222
Gross margin ...........................................         187,983         174,927         196,815          99,579
Income before income taxes and extraordinary items .....          68,140          50,541          61,862         (34,605)
Net income .............................................          45,103          33,574          41,371         (22,270)
Earnings per share
  Basic ................................................            0.64            0.49            0.61           (0.34)
  Diluted ..............................................            0.61            0.47            0.59           (0.34)
Market stock price range:(2)
  High .................................................      $    74.69      $    50.81      $    51.94      $    39.50
  Low ..................................................      $    43.34      $    37.56      $    30.94      $    29.38

                                                                                 THREE MONTHS ENDED
                                                             -------------------------------------------------------------
                                                             DECEMBER 31,      MARCH 31,       JUNE 30,      SEPTEMBER 30,
                                                             ------------     ----------      ----------     -------------
1999:
Revenue ................................................      $  180,226      $  190,186      $  207,360      $  228,326
Gross margin ...........................................         158,520         165,494         177,074         198,246
Income before income taxes and extraordinary items .....          59,398          48,934          65,146          77,933
Net income .............................................          40,391          26,621          41,355          52,995
Earnings per share
  Basic ................................................            0.58            0.38            0.58            0.75
  Diluted ..............................................            0.56            0.36            0.56            0.72
Market stock price range:(2)
  High .................................................      $    54.25      $    60.56      $    57.25      $    64.44
  Low ..................................................      $    28.38      $    45.88      $    42.13      $    53.38

----------

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



                                                      YEAR FIRST
NAME                                       AGE      ELECTED DIRECTOR
----------------------------------------   ---      ----------------
Aart J. de Geus.........................    46             1986
Andy D. Bryant..........................    50             1999
Chi-Foon Chan...........................    51             1998
Deborah A. Coleman......................    47             1995
Harvey C. Jones, Jr.....................    47             1987
William W. Lattin.......................    60             1995
A. Richard Newton.......................    49       1987; 1995
Sasson Somekh...........................    54             1999
Steven C. Walske........................    48             1991

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

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                              COMPENSATION:
                                                                          ANNUAL                SECURITIES
                                                                      COMPENSATION($)             AWARDS         ALL OTHER
               NAME AND                                          ------------------------       UNDERLYING     COMPENSATION
               POSITION                         YEAR(1)           SALARY         BONUS(3)       OPTIONS(#)        ($)(4)
----------------------------------------        ------           --------        --------     --------------   -------------
Aart J. de Geus ........................          2000            430,769         600,000         731,000           1,855
   Chief Executive Officer and                    1999            375,000         681,690         254,700           1,953
   Chairman of the Board                          1998            362,118         391,000         150,000           1,863
Chi-Foon Chan ..........................          2000            430,769         600,000         623,000           2,493
   President and                                  1999            375,000         681,690         199,200           1,653
   Chief Operating Officer                        1998            329,615         363,000         125,000           1,758
Vicki L. Andrews .......................          2000            287,500         568,256         179,000           9,826
   Senior Vice President
   World Wide Sales
Robert B. Henske .......................          2000(2)         175,000         232,000         340,000             160
   Senior Vice President and Chief
   Financial Officer
Steven K. Shevick ......................          2000            236,154         145,984         100,000           1,833
   Vice President, Investor
   Relations and Legal,
   General Counsel
David P. Burow .........................          2000            323,077         202,000         196,000           1,613
   Senior Vice President                          1999            250,000         275,000          37,300           2,333
   Internet Design and Services                   1998            112,538         116,000         100,000             479
Raul Camposano .........................          2000            376,923         220,000         255,800           2,026
   Senior Vice President and                      1999            300,000         300,000          53,000           1,950
   Chief Technical Officer                        1998            271,692         136,600          75,000           1,608

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                            POTENTIAL REALIZABLE
                                                                                                              VALUE AT ASSUMED
                                  NUMBER OF        PERCENT OF                                               ANNUAL RATES OF STOCK
                                 SECURITIES      TOTAL OPTIONS                                             PRICE APPRECIATION FOR
                                 UNDERLYING        GRANTED TO       EXERCISE OR                                OPTION TERM($)
                                  OPTIONS          EMPLOYEES         BASE PRICE      EXPIRATION        ----------------------------
           NAME                  GRANTED(1)      FISCAL 2000(2)      ($/SHARE)         DATE                5%               10%
-------------------------        ----------      --------------    -------------     ----------        ----------        ----------
Aart J. de Geus .........           731,000            4.33        32.25 - 59.38      10/27/09-        18,204,141        46,132,868
                                                                                        8/02/10
Chi-Foon Chan ...........           623,000            3.69        32.25 - 59.38      10/27/09-        15,706,643        39,803,718
                                                                                        8/02/10
Vicki L. Andrews ........           179,000            1.06        32.25 - 56.13      10/25/09-         4,127,612        10,460,180
                                                                                        8/02/10
Robert B. Henske ........           340,000            2.02        32.25 - 39.44      04/14/10-         7,799,866        19,766,391
                                                                                       08/02/10
Steven K. Shevick .......           100,000             .59        32.25 - 56.13      10/25/09-         2,380,759         6,033,311
                                                                                       08/02/10
David P. Burow ..........           196,000            1.16        32.25 - 59.38      10/27/09-         4,730,034        11,986,836
                                                                                        8/02/10
Raul Camposano ..........           255,800            1.52        32.25 - 59.38      10/27/09-         6,248,406        15,834,688
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

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                      NUMBER OF UNEXERCISED         VALUE OF IN-THE-MONEY OPTIONS
                                   SHARES          VALUE                OPTIONS AT FY-END                  AT FY-END($)(2)
                                  ACQUIRED        REALIZED        -----------------------------     -----------------------------
NAME                            ON EXERCISE         ($)(1)        EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------       -----------       ---------       -----------     -------------     -----------     -------------
Aart J. de Geus .........               --               --          613,663          923,037        1,202,344          285,000
Chi-Foon Chan ...........           60,000        2,018,141          254,962          770,238           82,712          270,144
Vicki L. Andrews ........            4,267          128,742           16,806          177,360            9,048           95,284
Robert B. Henske ........               --               --               --          340,000               --          105,000
Steven K. Shevick .......               --               --           35,716          108,784           39,394           42,418
David P. Burow ..........           15,536          530,203          142,007          240,548        1,149,399           75,000
Raul Camposano ..........           21,653          631,706           82,289          315,452           40,247          115,631

--------------

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

                                                             SHARES OF COMMON STOCK
                                                               BENEFICIALLY OWNED
                                                         -------------------------------
                                                                              PERCENTAGE
NAME OF BENEFICIAL OWNER(1)                                 NUMBER            OWNERSHIP
Fidelity Management & Research ...................        8,435,760(2)          13.75%
   82 Devonshire Street
   Boston, Massachusetts 02109
J. & W. Seligman & Co. Incorporated ..............        5,197,855(2)           8.47%
   100 Park Avenue, 8th Floor
   New York, NY 10017
Vicki L. Andrews .................................           42,072(3)              *
Andy D. Bryant ...................................           53,749(4)              *
David P. Burow ...................................          178,227(5)              *
Raul Camposano ...................................          143,067(6)              *
Chi-Foon Chan ....................................          401,475(7)              *
Deborah A. Coleman ...............................           93,000(8)              *
Aart J. de Geus ..................................        1,061,006(9)           1.71%
Robert B. Henske .................................           30,416(10)             *
Harvey C. Jones, Jr ..............................          116,513(11)             *
William W. Lattin ................................          164,496(12)             *
A. Richard Newton ................................           75,994(13)             *
Steven K. Shevick ................................           52,122(14)             *
Sasson Somekh ....................................           73,333(15)             *
Steven C. Walske .................................           76,116(16)             *
All directors and current executive officers
   as a group (12 persons) .......................        2,240,292(17)          3.55%

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

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

     (1) Financial Statements

     The following documents are included as Part II, Item 8, of this Annual Report on Form 10-K:

                                                                             PAGE
         Report of Independent Auditors...................................    29
         Consolidated Balance Sheets......................................    30
         Consolidated Statements of Operations............................    31
         Consolidated Statements of Stockholders' Equity and
           Comprehensive Income (Loss)....................................    32
         Consolidated Statements of Cash Flows............................    33
         Notes to Consolidated Financial Statements.......................    34

     (2) Financial Statement Schedule

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

     (3) Exhibits

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

    EXHIBIT
    NUMBER                              EXHIBIT DESCRIPTION
    -------                             -------------------
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

     21.1          Subsidiaries of the Company(17)

     23.1          Report on Financial Statement Schedule

     23.2          Consent of KPMG LLP, Independent Auditors

     24.1          Power of Attorney (see page 59)

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

(16) Incorporated by reference to exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90643) as filed with the Securities and Exchange Commission on November 9, 1999

(17) Incorporated by reference from exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 as filed with the Securities and Exchange Commission on January 26, 2001

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, State of California, on this day of December 20, 2001.

                              SYNOPSYS, INC.

                              By: /s/    AART J. DE GEUS
                                  ----------------------------------------------
                                  Aart J. de Geus
                                  Chief Executive Officer
                                  and Chairman of the Board of Directors
                                  (Principal Executive Officer)

                              By: /s/    ROBERT B. HENSKE
                                  ----------------------------------------------
                                  Robert B. Henske
                                  Senior Vice President, Finance and Operations, and Chief Financial Officer
                                  (Principal Financial Officer)

                              By: /s/    RICHARD T. ROWLEY
                                  ----------------------------------------------
                                  Richard T. Rowley
                                  Vice President, Corporate Controller
                                  (Principal Accounting Officer)

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

SIGNATURE                                          TITLE                             DATE
---------                                          -----                             ----
/s/    AART J. DE GEUS*                   Chief Executive Officer              December 20, 2001
-------------------------------            (Principal Executive
Aart J. de Geus                          Officer) and Chairman of
                                          the Board of Directors

/s/    CHI-FOON CHAN*                   President, Chief Operating             December 20, 2001
-------------------------------            Officer and Director
Chi-Foon Chan

/s/    ANDY D. BRYANT*                           Director                      December 20, 2001
-------------------------------
Andy D. Bryant

/s/    DEBORAH A. COLEMAN*                       Director                      December 20, 2001
-------------------------------
Deborah A. Coleman

/s/    A. RICHARD NEWTON*                        Director                      December 20, 2001
-------------------------------
A. Richard Newton

/s/    SASSON SOMEKH*                            Director                      December 20, 2001
-------------------------------
Sasson Somekh

/s/    STEVEN C. WALSKE*                         Director                      December 20, 2001
-------------------------------
Steven C. Walske

                                                 Director                      December 20, 2001
-------------------------------
Bruce R. Chizen

*/s/ ROBERT B. HENSKE
-------------------------------
*By: Robert B. Henske,
     Attorney-in-fact

                                                                     SCHEDULE II


                                 SYNOPSYS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                 BALANCE AT      ADDITIONS       CHARGED                         BALANCE AT
                                                 BEGINNING      CHARGED TO       TO OTHER                          END OF
                                                 OF PERIOD       EXPENSE        ACCOUNTS(1)     DEDUCTIONS(2)      PERIOD
                                                 ----------     ----------      -----------     -------------    ----------
Allowance for Doubtful Accounts and Sales
  Returns:
  2000 ..................................        $ 10,563        $  3,528        $    (12)        $  4,540        $  9,539
  1 month ended 10/31/99 ................        $ 10,523        $     --        $     40         $     --        $ 10,563
  1999 ..................................        $ 13,210        $  2,007        $    911         $  5,605        $ 10,523
  1998 ..................................        $  8,213        $  8,431        $ (2,098)        $  1,336        $ 13,210

----------

(1) Fiscal 1998 includes a $2,049 reduction due to the sale of Viewlogic Systems, Inc. Other amounts are translation and other adjustments.

(2)  Accounts written off, net of recoveries.

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                           EXHIBIT DESCRIPTION
     ------                           -------------------
      2.1          Agreement and Plan of Merger dated October 14, 1997, by the
                   Company, Post Acquisition Corp. and Viewlogic Systems,
                   Inc.(1)

      3.1          Fourth Amended and Restated Certificate of Incorporation(2)

      3.2          Certificate of Designation of Series A Participating
                   Preferred Stock(3)s

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

     10.29         1992 Stock Option Plan, as amended and restated(10)(11)

     10.30 Employee Stock Purchase Program, as amended and restated(11)(12)

     10.31 International Employee Stock Purchase Plan, as amended and restated(11)(12)

     10.32 Synopsys deferred compensation plan dated September 30, 1996(11)(13)

     10.33 1994 Non-Employee Directors Stock Option Plan, as amended and restated(11)(14)

     EXHIBIT
     NUMBER                           EXHIBIT DESCRIPTION
     ------                           -------------------
     10.34         Form of Executive Employment Agreement dated October 1,
                   1997(11)(15)

     10.35         Schedule of Executive Employment Agreements(10)

     10.36         1998 Nonstatutory Stock Option Plan(11)(16)

     21.1          Subsidiaries of the Company(17)

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

(16) Incorporated by reference to exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90643) as filed with the Securities and Exchange Commission on November 9, 1999

(17) Incorporated by reference from exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 as filed with the Securities and Exchange Commission on January 26, 2001