Form 10-Q/A
period 2001-01-31
SYNOPSYS INC
filed 2001-12-20
CIK 883241

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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

             61,026,347 shares of Common Stock as of March 10, 2001
                                EXPLANATORY NOTE

This amendment is being filed to add additional disclosures in Management's Discussion and Analysis and Results of Operations and the Unaudited Condensed Consolidated Financial Statements and notes thereto.
================================================================================

                                 Synopsys, Inc.
                          Quarterly Report on Form 10-Q
                                January 31, 2001

                                Table of Contents


PART I.      FINANCIAL INFORMATION...............................................     3

ITEM 1.      FINANCIAL STATEMENTS................................................     3

             CONDENSED CONSOLIDATED BALANCE SHEETS...............................     3

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.....................     4

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.....................     5

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................     6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..........................................    14

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........    22

PART II.     OTHER INFORMATION...................................................    22

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K....................................    22

SIGNATURES.......................................................................    23

PART I

Item 1. Financial Statements

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                       JANUARY 31,       OCTOBER 31,
                                                                           2001              2000
                                                                       -----------------------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                           $   199,568       $   153,120
   Short-term investments                                                  129,354           282,519
                                                                       -----------------------------
     Total cash, cash equivalents and short-term investments               328,922           435,639
   Accounts receivable, net of allowances of $10,374, and $9,539,
     respectively                                                          145,247           146,449
   Prepaid expenses, deferred taxes and other                               99,352           102,433
                                                                       -----------------------------
     Total current assets                                                  573,521           684,521

Property and equipment, net                                                162,558           157,243
Long-term investments                                                      128,228           126,741
Intangible assets, net                                                      48,014            51,776
Other assets                                                                43,290            30,712
                                                                       -----------------------------
     Total assets                                                      $   955,611       $ 1,050,993
                                                                       =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                               $    95,506       $   139,290
   Current portion of long-term debt                                         3,520             6,416
   Accrued income taxes                                                     43,032            56,304
   Deferred revenue                                                        220,373           150,654
                                                                       -----------------------------
     Total current liabilities                                             362,431           352,664

Long-term debt                                                                 504               564
Deferred compensation                                                       19,744            14,936
Other liabilities                                                            3,915                --

Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000 shares authorized;
     no shares outstanding                                                      --                --
   Common stock, $.01 par value; 400,000,000 shares authorized;
     60,743,817, and 62,877,288 shares outstanding, respectively               608               629
   Additional paid-in capital                                              561,668           558,716
   Retained earnings                                                       408,042           405,419
   Treasury stock, at cost                                                (438,907)         (329,493)
   Accumulated other comprehensive income                                   37,606            47,558
                                                                       -----------------------------
     Total stockholders' equity                                            569,017           682,829
                                                                       -----------------------------
     Total liabilities and stockholders' equity                        $   955,611       $ 1,050,993
                                                                       =============================


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                   THREE MONTHS ENDED
                                                       JANUARY 31,
                                                  2001            2000
                                                -------------------------
Revenue:
   Product                                      $  39,192       $ 130,549
   Service                                         86,969          86,319
   Ratable license                                 30,993              --
                                                -------------------------
     Total revenue                                157,154         216,868

Cost of revenue:
   Product                                          6,685          10,286
   Service                                         19,196          18,599
   Ratable license                                  6,175              --
                                                -------------------------
     Total cost of revenue                         32,056          28,885
                                                -------------------------
Gross margin                                      125,098         187,983
Operating expenses:
   Research and development                        46,221          44,267
   Sales and marketing                             69,579          66,996
   General and administrative                      16,689          12,249
   Amortization of intangible assets                4,172           3,521
   In-process research and development                 --           1,750
                                                -------------------------
     Total operating expenses                     136,661         128,783
                                                -------------------------
Operating (loss) income                           (11,563)         59,200
Other income, net                                  25,481           8,940
                                                -------------------------
Income before provision for income taxes           13,918          68,140
Provision for income taxes                          4,454          23,037
                                                -------------------------
Net income                                      $   9,464       $  45,103
                                                =========================

Basic earnings per share                        $    0.15       $    0.64
                                                =========================
Weighted average common shares outstanding         61,901          70,785
                                                =========================
Diluted earnings per share                      $    0.15       $    0.61
                                                =========================
Weighted average common shares and
   dilutive stock options outstanding              65,243          74,281
                                                =========================


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        THREE MONTHS ENDED
                                                                            JANUARY 31,
                                                                       2001            2000
                                                                     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   9,464       $  45,103
   Adjustments to reconcile net income to cash flows
     provided by operating activities:
       Depreciation and amortization                                    15,716          14,302
       Tax benefit associated with stock options                         2,985           8,800
       Provision for doubtful accounts and sales returns                 1,202          (1,912)
       Interest accretion on notes payable                                 188             198
       Deferred taxes                                                       --          (4,359)
       Gain on sale of long-term investments                           (10,411)         (1,969)
       Gain on sale of silicon libraries business                      (10,580)             --
       In-process research and development                                  --           1,750
       Net changes in operating assets and liabilities:
         Accounts receivable                                                --         (23,869)
         Prepaid expenses, deferred taxes and other                     (3,391)         (1,700)
         Other assets                                                   (4,359)         (5,861)
         Accounts payable and accrued expenses                         (47,383)        (18,842)
         Accrued income taxes                                          (13,272)          2,640
         Deferred revenue                                               69,774           9,369
         Deferred compensation                                           4,808           6,577
                                                                     -------------------------
           Net cash provided by operating activities                    14,741          30,227

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                             (18,254)        (11,715)
   Purchases of short-term investments                                (515,295)       (597,140)
   Proceeds from sales and maturities of short-term investments        668,460         568,372
   Purchases of long-term investments                                   (6,000)         (7,998)
   Proceeds from sale of long-term investments                          22,814           2,868
   Proceeds from the sale of silicon libraries business                  4,122              --
   Acquisitions, net of cash acquired                                       --          (5,646)
   Intangible assets, net                                                 (410)           (212)
   Capitalization of software development costs                           (250)           (250)
                                                                     -------------------------
     Net cash provided by (used in) investing activities               155,187         (51,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt obligations                                         (3,083)         (7,125)
   Issuances of long-term debt                                              --             727
   Issuances of common stock                                            28,234          24,219
   Purchase of treasury stock                                         (144,544)        (82,975)
                                                                     -------------------------
     Net cash used in financing activities                            (119,393)        (65,154)
Effect of exchange rate changes on cash                                 (4,087)           (504)
                                                                     -------------------------
Net increase (decrease) in cash and cash equivalents                    46,448         (87,152)
Cash and cash equivalents, beginning of period                         153,120         309,394
                                                                     -------------------------
Cash and cash equivalents, end of period                             $ 199,568       $ 222,242
                                                                     =========================


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

   REVENUE RECOGNITION AND COST OF REVENUE. Revenue consists of fees for perpetual and time based licenses of the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. The Company classifies its revenues as product, service or ratable licenses. Product revenue consists primarily of perpetual and non-ratable time-based license revenue. Service revenue consists of PCS under perpetual and non-ratable time-based licenses and consulting services. Ratable license revenue is all fees related to time based licenses bundled with post-contract customer support (PCS) and sold as a single package (commonly referred to by the Company as a "Technology Subscription License" or TSL) and time-based licenses that included extended payment terms or unspecified additional products.


   Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the Company's systems products. Cost of service revenue includes personnel and the related costs associated with providing training, consulting and PCS. Cost of ratable licenses revenue includes the costs of products and services related to time-based licenses bundled with PCS and sold as a single package.


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

   The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the PCS components of its perpetual license products and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over the PCS term. The Company recognizes revenue from technology subscription licenses
(TSLs) over the term of the ratable license period, as the license and PCS portions of a TSL are bundled and not sold separately. Revenue from contracts with extended payment terms are recognized as the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee were fixed or determinable.

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

2. SALE OF SILICON LIBRARIES BUSINESS

   On January 4, 2001, the Company sold the assets of the Company's silicon libraries business to Artisan Components, Inc. ("Artisan") for a total sales price of $15.5 million, including common stock with a fair value of $11.4 million on the date of sale, and cash of $4.1 million. The net book value of the assets sold was $1.4 million. In connection with the sale, the Company has subcontracted certain performance obligations under existing contracts to Artisan. The Company has estimated the costs associated with the completion of these subcontract agreements to be approximately $750,000. Expenses incurred in connection with the sale were $2.8 million. The Company recorded a gain on the sale of the business of $10.6 million, which is included in other income, net on the accompanying unaudited condensed consolidated statement of operations. Direct revenue for the silicon libraries business was $0.2 million and $0.9 million in the first three months of 2001 and 2000, respectively. Direct revenue for this business was $4.3 million in fiscal 2000.

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

4. COMPREHENSIVE INCOME

   The following table sets forth the components of comprehensive income, net of income tax expense:

                                                                      THREE MONTHS ENDED
                                                                          JANUARY 31,
(in thousands)                                                        2001           2000
                                                                    -----------------------
Net income                                                          $  9,464       $ 45,103
  Foreign currency translation adjustment                             (4,087)          (504)
  Unrealized (loss) gain on investments                              (15,077)        10,946
  Reclassification adjustment for realized gain on investments         9,212         (1,182)
                                                                    -----------------------
     Total comprehensive income                                     $   (488)      $ 54,363
                                                                    =======================

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

   The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED
                                                               JANUARY 31,
(in thousands, except per share amounts)                   2001          2000
                                                         ----------------------
Numerator:
Numerator for basic and diluted earnings per share:
  Net income                                             $  9,464      $ 45,103
                                                         ======================

Denominator:
Denominator for basic earnings per share:
  Weighted-average common shares outstanding               61,901        70,785
Effect of dilutive employee stock options                   3,342         3,496
                                                         ----------------------
Diluted common shares                                      65,243        74,281
                                                         ======================

Basic earnings per share                                 $   0.15      $   0.64
                                                         ======================
Diluted earnings per share                               $   0.15      $   0.61
                                                         ======================

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

   The disaggregated financial information reviewed by the CODM is as follows:

                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
(in thousands)                                       2001            2000
                                                   -------------------------
Revenue:
  Product                                          $  39,192       $ 130,549
  Service                                             86,969          86,319
  Ratable license                                     30,993              --
                                                   -------------------------
     Total revenue                                 $ 157,154       $ 216,868
                                                   =========================
Gross margin                                       $ 125,098       $ 187,983
Operating (loss) income before amortization
  of intangible assets, merger-related costs,
  and in-process research and development          $  (7,391)      $  64,471

   Reconciliation of the Company's segment profit and loss to the Company's operating (loss) income is as follows:

                                                    THREE MONTHS ENDED
                                                        JANUARY 31,
(in thousands)                                      2001           2000
                                                  -----------------------
Operating (loss) income before amortization
  of intangible assets, merger-related costs
  and in-process research and development         $ (7,391)      $ 64,471
Amortization of intangible assets                    4,172          3,521
Merger-related costs and in-process research
  and development                                       --          1,750
                                                  -----------------------
Operating (loss) income                           $(11,563)      $ 59,200
                                                  =======================

   Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                                             THREE MONTHS ENDED
                                                 JANUARY 31,
(in thousands)                              2001            2000
                                          -------------------------
Revenue:
  United States                           $ 105,945       $ 151,868
  Europe                                     27,500          39,700
  Japan                                      16,900          24,900
  Other                                      18,000          16,100
  Transfers between geographic areas        (11,191)        (15,700)
                                          -------------------------
     Consolidated                         $ 157,154       $ 216,868
                                          =========================

                                         JANUARY 31,     OCTOBER 31,
(in thousands)                              2001            2000
                                         ---------------------------
Long-lived assets:
  United States                           $ 149,958       $ 140,923
  Other                                      12,600          16,320
                                          -------------------------
  Consolidated                            $ 162,558       $ 157,243
                                          =========================

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

   The Company segregates revenue into five categories for purposes of internal management reporting: IC Implementation, including both the Design Compiler (DC) Family and Physical Synthesis; Verification and Test; Intellectual Property (IP) and System Level Design; Transistor Level Design; and Synopsys Professional Services. Revenue for each of the categories is as follows:

                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
(in thousands)                                        2001          2000
                                                    ----------------------
Revenue:
  IC Implementation
     DC Family                                      $ 53,845      $ 79,442
     Physical Synthesis                                6,160         5,132
  Verification and Test                               44,222        64,248
  IP and System Level Design                          18,441        30,959
  Transistor Level Design                             13,465        16,942
  Professional Services                               21,021        20,145
                                                    ----------------------
     Consolidated                                   $157,154      $216,868
                                                    ======================

   No single customer accounted for more than ten percent of the Company's consolidated revenue in the first quarters of 2001 and 2000.

7. DERIVATIVE FINANCIAL INSTRUMENTS

   The Company currently uses derivative instruments, designated as cash flow hedges, to hedge the variability of cash flows attributable to the forcasted sale of available-for-sale (AFS) securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). In accounting for a derivative designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is initially recorded in other comprehensive income (OCI) and reclassified into earnings when the hedged anticipated transaction affects earnings. The ineffective portion of the change in the fair value of the derivative is recognized in earnings immediately.

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

   Changes in the spot rate of the forward sale contracts designated and qualifying as cash flow hedges of the forecasted sale of AFS investments accounted for under SFAS 115 are reported in OCI. The notional amount and the underlying of the forward designated as the hedging instrument are equal to the AFS securities being hedged. In addition, hedge effectiveness is assessed based on the changes in spot prices. As such, the hedging relationship is perfectly effective, both at inception of the hedge and on an on-going basis. The difference between the spot price and the forward price, which is generally not material, is reflected in other income.

   During the three months ended January 31, 2001, the Company physically settled certain forward contracts. The net gain on the forward contracts was offset by the net loss on the related AFS investment since inception of the hedge, with any gain or loss reclassified from OCI to other income.

   The Company recorded a net realized gain on the sale of the available-for-sale investments of $13.5 million, during the three-month period ending January 31, 2001. These gains are exclusive of the hedge gains and losses discussed above.

   As of January 31, 2001, the Company has recorded a liability of $3.9 million due to unrealized losses on forward contracts. As of January 31, 2001, the Company has recorded $57.9 million in long-term investments due to unrealized gains on the forward contracts. As of January 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the forward sale contracts is 19 months.


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

RESULTS OF OPERATIONS

   Sale of Silicon Libraries Business. On January 4, 2001, the Company sold the assets of the Company's silicon libraries business to Artisan Components, Inc. ("Artisan") for a total sales price of $15.5 million, including common stock with a fair value of $11.4 million on the date of sale, and cash of $4.1 million. The net book value of the assets sold was $1.4 million. In connection with the sale, the Company has subcontracted certain performance obligations under existing contracts to Artisan. The Company has estimated the costs associated with the completion of these subcontract agreements to be approximately $750,000. Expenses incurred in connection with the sale were $2.8 million. The Company recorded a gain on the sale of the business of $10.6 million, which is included in other income, and expense on the accompanying unaudited condensed consolidated statement of operations. Direct revenue for the silicon libraries business was $0.2 million and $0.9 million in the first three months of 2001 and 2000, respectively. Direct revenue for this business was $4.3 million in fiscal 2000.

   Revenue Recognition and Cost of Revenue. Revenue consists of fees for perpetual and ratable licenses of the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. The Company classifies its revenues as product, service or ratable license. Product revenue consists primarily of perpetual and non-ratable time-based license revenue. Service revenue consists of PCS under perpetual and non-ratable time-based licenses and consulting services. Ratable license revenue is all fees related to time based licenses bundled with post-contract customer support (PCS) and sold as a single package (commonly referred to by the Company as a "Technology Subscription License" or TSL) and time-based licenses that included extended payment terms or unspecified additional products.

   Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the Company's systems products. Cost of service revenue includes personnel and the related costs associated with providing training, consulting and PCS. Cost of ratable licenses revenue includes the costs of products and services related to time-based licenses bundled with PCS and sold as a single package.

   On July 31, 2000, Synopsys introduced TSLs, which are time-limited rights to use Synopsys software. The terms of TSLs, and the payments due thereon, may be structured flexibly to meet the needs of the customer. With minor exceptions, under TSLs customers cannot obtain major new products developed or acquired during the term of their license without making an additional purchase. TSLs are structured so that both product and service revenue is generally recognized ratably over the term of the license, or as payments become due. We expect that the average duration of TSLs will be between two and a half and three years, and the average duration of TSLs sold in the first quarter of fiscal 2001 fell within that range. TSLs replaced the Company's prior form of time-based licenses.

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

   Product revenue was $39.2 million in the first quarter of fiscal 2001, compared to $130.5 million in the first quarter of fiscal 2000. The decrease in fiscal 2001 is primarily due to the adoption of TSLs, which are now reported separately as ratable license revenue, and the inherent decrease in revenue due to the timing of revenue recognition under TSLs as described above. Ratable license revenue, which includes all fees related to TSLs, was $31.0 million for the first quarter of fiscal 2001. Service revenue was relatively flat at $87.0 million in the first quarter of fiscal 2001, as compared to $86.3 million in the first quarter of fiscal 2000.

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

                                                 THREE MONTHS ENDED
                                                     JANUARY 31,
                                                2001           2000
                                               ---------------------
Revenue:
  IC Implementation
     DC Family                                     34%            37%
     Physical Synthesis                             4%             2%
  Verification and Test                            28%            30%
  IP and System Level Design                       12%            14%
  Transistor Level Design                           9%             8%
  Professional Services                            13%             9%
                                               ---------------------
     Total Company                                100%           100%
                                               =====================

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

   Since TSLs include bundled product and services, cost of ratable license revenue includes the costs of product and services related to subscription and time-based licenses. Cost of ratable license revenue in the first quarter of fiscal 2001 was 20%.

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

    In addition, during the first quarter of 2001, we determined that certain of the assets valued at $6.8 million and held in our venture fund were impaired and that the impairment was other than temporary. Accordingly, we recorded a charge of approximately $3.4 million to write down the carrying value of the investments to the best estimate of net realizable value. This impairment charge is included in the accompanying condensed consolidated statement of operations in other income, net. The impairment charge relates to certain investments in non-public companies and represents management's estimate of the impairment incurred during the period as a result of specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is not a market in which their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature, such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies.

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

   Principal (Notional) Amounts in U.S. Dollars:

                                            CARRYING        AVERAGE
(in thousands, except interest rates)        AMOUNT      INTEREST RATE
Short-term investments - fixed rate          129,354          4.15%
Money market funds - variable rate           104,869          3.64%
                                            --------
  Total interest bearing instruments        $234,223          3.92%
                                            ========

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

   Short-Term Forward Contracts to Sell and Buy Foreign Currencies in U.S.
Dollars:

                                                         CONTRACT
(in thousands, except for average contract rates)         AMOUNT           RATE
                                                         ------------------------
Forward Contract (Notional Value)
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

   - Accounting rules determine when revenue is recognized on our product, subscription and service contracts, and therefore impact how much revenue we will report in any given fiscal period. The authoritative literature under which the Company recognizes revenue has been, and is expected to continue to be, the subject of much interpretative guidance. In general, after the adoption of TSLs in the fourth quarter of fiscal 2000 (as described above under "Results of Operations-Revenue"), most orders for our products and services yield revenue over multiple quarters (extending beyond the current fiscal year) or upon completion of performance rather than at the time the contract is executed. The specific terms agreed to with a customer may have the effect of requiring deferral or acceleration of revenue in whole or in part. Therefore, for any given fiscal period it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet or exceed our revenue and/or earnings plan because of backlog and deferred revenue, while orders are under plan.

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

                                         Date: December 20, 2001