Form 10-Q/A
period 2001-04-30
SYNOPSYS INC
filed 2001-12-20
CIK 883241

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

================================================================================

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2001

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS....................................................................     3

            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS.........................................     3

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME...................................     4

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS................................     5

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........................     6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS...........................................................................    14

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................    25

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................    25

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K........................................................    26

SIGNATURES........................................................................................      27

PART I

ITEM 1. FINANCIAL STATEMENTS


                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                               APRIL 30,        OCTOBER 31,
                                                                 2001              2000
                                                              -----------       -----------
                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $   145,590       $   153,120
   Short-term investments                                         247,109           282,519
                                                              -----------       -----------
      Total cash and short-term investments                       392,699           435,639
   Accounts receivable, net of allowances of $10,174 and
      $9,539, respectively                                        132,291           146,449
   Prepaid expenses, deferred taxes and other                      95,301           102,433
                                                              -----------       -----------
      Total current assets                                        620,291           684,521
Property and equipment, net                                       166,419           157,243
Long-term investments                                             102,580           126,741
Intangible assets, net                                             43,677            51,776
Other assets                                                       49,459            30,712
                                                              -----------       -----------
      Total assets                                            $   982,426       $ 1,050,993
                                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                   $   104,701       $   139,290
   Current portion of long-term debt                                1,624             6,416
   Accrued income taxes                                            41,623            56,304
   Deferred revenue                                               257,322           150,654
                                                              -----------       -----------
      Total current liabilities                                   405,270           352,664
                                                              -----------       -----------
Long-term debt                                                        454               564
Deferred compensation                                              16,503            14,936
Other liability                                                    12,030                --
Stockholders' equity:
   Preferred stock, $.01 par value; 2,000 shares
      authorized; no shares outstanding                                --                --
   Common stock, $.01 par value; 400,000 shares
      authorized: 60,642 and 62,877 shares
      outstanding, respectively                                       607               629
   Additional paid-in capital                                     567,502           558,716
   Retained earnings                                              412,726           405,419
   Treasury stock, at cost                                       (456,132)         (329,493)
   Accumulated other comprehensive income                          23,466            47,558
                                                              -----------       -----------
      Total stockholders' equity                                  548,169           682,829
                                                              -----------       -----------
      Total liabilities and stockholders' equity              $   982,426       $ 1,050,993
                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            APRIL 30,                     APRIL 30,
                                                   -------------------------      -------------------------
                                                      2001            2000           2001            2000
                                                   ---------       ---------      ---------       ---------
Revenue:
   Product                                         $  33,102       $ 123,033      $  72,294       $ 253,582
   Service                                            91,501          81,820        178,470         168,139
   Ratable license                                    38,921              --         69,914              --
                                                   ---------       ---------      ---------       ---------
      Total revenue                                  163,524         204,853        320,678         421,721
                                                   ---------       ---------      ---------       ---------
Cost of revenue:
   Product                                             4,845          10,653         11,530          20,939
   Service                                            20,073          19,273         39,269          37,872
   Ratable license                                     6,038              --         12,213              --
                                                   ---------       ---------      ---------       ---------
      Total cost of revenue                           30,956          29,926         63,012          58,811
                                                   ---------       ---------      ---------       ---------
Gross margin                                         132,568         174,927        257,666         362,910
Operating expenses:
   Research and development                           47,636          45,962         93,857          90,229
   Sales and marketing                                69,202          70,395        138,781         137,391
   General and administrative                         15,104          14,033         31,793          26,282
   Amortization of intangible assets                   4,179           3,690          8,351           7,211
   In-process research and development                    --              --             --           1,750
                                                   ---------       ---------      ---------       ---------
      Total operating expenses                       136,121         134,080        272,782         262,863
                                                   ---------       ---------      ---------       ---------
Operating (loss) income                               (3,553)         40,847        (15,116)        100,047
Other income, net                                     21,921           9,694         47,402          18,634
                                                   ---------       ---------      ---------       ---------
Income before provision for income taxes              18,368          50,541         32,286         118,681
Provision for income taxes                             5,878          16,967         10,332          40,004
                                                   ---------       ---------      ---------       ---------
      Net income                                   $  12,490       $  33,574      $  21,954       $  78,677
                                                   =========       =========      =========       =========
   Basic earnings per share                        $    0.21       $    0.49      $    0.35       $    1.12
                                                   =========       =========      =========       =========
   Weighted average common shares outstanding         60,776          69,153         62,822          70,054
                                                   =========       =========      =========       =========
   Diluted earnings per share                      $    0.19       $    0.47      $    0.33       $    1.08
                                                   =========       =========      =========       =========
   Weighted average common shares
      and dilutive stock options outstanding          65,384          71,089         66,836          72,964
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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         APRIL 30,                  APRIL 30,
                                                   --------------------      --------------------
                                                     2001         2000         2001         2000
                                                   -------      -------      -------      -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR:

   Net income                                      $12,490      $33,574      $21,954      $78,677
                                                   =======      =======      =======      =======
DENOMINATOR:
   Weighted-average common shares outstanding       60,776       69,153       62,822       70,054
   Effect of dilutive employee stock options         4,608        1,936        4,014        2,910
                                                   -------      -------      -------      -------
Diluted common shares                               65,384       71,089       66,836       72,964
                                                   =======      =======      =======      =======
Basic earnings per share                           $  0.21      $  0.49      $  0.35      $  1.12
                                                   =======      =======      =======      =======
Diluted earnings per share                         $  0.19      $  0.47      $  0.33      $  1.08
                                                   =======      =======      =======      =======


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

     The disaggregated financial information reviewed by the CODM is as follows:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       APRIL 30,                     APRIL 30,
                                               ------------------------      -------------------------
                                                 2001           2000           2001            2000
                                               ---------      ---------      ---------       ---------
                                                                   (IN THOUSANDS)
Revenue:
   Product                                     $  33,102      $ 123,033      $  72,294       $ 253,582
   Service                                        91,501         81,820        178,470         168,139
   Ratable license                                38,921             --         69,914              --
                                               ---------      ---------      ---------       ---------
   Total revenue                               $ 163,524      $ 204,853      $ 320,678       $ 421,721
                                               =========      =========      =========       =========
Gross margin                                   $ 132,568      $ 174,927      $ 257,666       $ 362,910
Operating income (loss) before
  amortization of intangible assets,
  and in-process research and development      $     626      $  44,537      $  (6,765)      $ 109,008


     There were no merger related costs in the periods presented.

     Reconciliation of the Company's segment profit and loss to the Company's operating income (loss) before provision for income taxes is as follows:

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                APRIL 30,                    APRIL 30,
                                      ---------------------------  -------------------
                                           2001           2000          2001          2000
                                      -------------  ------------- ------------- ---------
                                                           (IN THOUSANDS)
Operating income (loss) before           $   626        $44,537       $ (6,765)    $ 109,008
  amortization of intangible
  assets, and in-process research
  and development
Amortization of intangible assets         (4,179)        (3,690)        (8,351)       (7,211)
In-process research and development           --             --             --        (1,750)
                                         -------        -------       --------     ---------
Operating income (loss)                  $(3,553)       $40,847       $(15,116)    $ 100,047
                                         =======        =======       ========     =========


     Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                             APRIL 30,                       APRIL 30,
                                     -------------------------       -------------------------
                                        2001            2000            2001            2000
                                     ---------       ---------       ---------       ---------
                                                          (IN THOUSANDS)
Revenue:
   United States                     $ 110,724       $ 136,453       $ 216,678       $ 288,321
   Europe                               30,300          45,200          57,800          84,900
   Japan                                17,800          28,900          34,700          53,800
   Other                                14,300          14,000          32,300          30,100
   Transfers between geographic
      areas                             (9,600)        (19,700)        (20,800)        (35,400)
                                     ---------       ---------       ---------       ---------
      Consolidated                   $ 163,524       $ 204,853       $ 320,678       $ 421,721
                                     =========       =========       =========       =========

                                                     APRIL 30,   OCTOBER 31,
                                                        2001        2000
                                                     ---------   ----------
                                                        (IN THOUSANDS)
           Long-lived assets:
                 United States                       $ 153,451    $140,923
                 Other                                  12,968      16,320
                                                     ---------    --------
                 Consolidated                        $ 166,419    $157,243
                                                     =========    ========


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

     During the three- and six-month periods ended April 30, 2001, the Company physically settled certain forward contracts. The net gain on the forward contracts was offset by the net loss on the related AFS investment since inception of the hedge, with any gain or loss reclassified from OCI to other income.

     The Company recorded a net realized gain on the sale of the available-for-sale investments of $15.3 million and $28.8 million, respectively, during the three- and six-month periods ended April 30, 2001. These gains are exclusive of the hedge gains and losses discussed above.

     As of April 30, 2001, the Company has recorded a liability of $12.0 million due to unrealized losses on forward contracts. As of April 30, 2001, the Company has recorded $42.5 million in long-term investments due to unrealized gains on the forward contracts. As of April 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the forward sale contracts is 21 months.

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

     Revenue -- Product Groups. For management reporting purposes, our software products have been organized into four distinct product groups -- IC Implementation, Verification and Test, Intellectual Property and System Level Design, Transistor Level Design -- and a services group -- Synopsys(R) Professional Services. The following table summarizes the revenue attributable to the various groups as a percentage of total company revenue:

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                          APRIL 30,           APRIL 30,
                                     ------------------  -------------------
                                       2001      2000      2001       2000
                                     --------  --------  --------   --------
     Revenue:
       IC Implementation
          DC Family                     33%       30%       33%       34%
          Physical Synthesis             6%        6%        5%        4%
                                       ---       ---       ---       ---
                                        39%       36%       38%       38%
       Verification and Test            28%       33%       28%       31%
       IP and System Level Design       12%       14%       12%       14%
       Transistor Level Design           7%        7%        8%        7%
       Professional Services            14%       10%       14%       10%
                                       ---       ---       ---       ---
          Total Company                100%      100%      100%      100%
                                       ===       ===       ===       ===


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

     International Revenue. The following table summarizes the performance of the various regions as a percentage of total Company revenue:

                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                    APRIL 30,             APRIL 30,
                              -------------------   -------------------
                                2001       2000       2001       2000
                              --------   --------   --------   --------
           North America          62%        57%        60%        61%
           Europe                 18%        22%        20%        18%
           Japan                  11%        14%        13%        11%
           Other                   9%         7%         7%        10%
                                ----       ----       ----       ----
           Total                 100%       100%       100%       100%
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

     Other Income, Net. Other income, net was $21.9 million in the second quarter of fiscal 2001, as compared to $9.7 million in the same quarter in the prior year. The quarter-over-quarter increase is due primarily to $15.3 million of gains recognized on the sale of securities as compared to $3.1 for the same period during 2000. These gains were partially offset by the write-down of certain assets valued at $1.0 million in our venture portfolio in the amount of $1.0 million for the second quarter of fiscal 2001 as compared to $0 for the same period during 2000. Further, rental income was $2.4 million for the second quarter of fiscal 2001 as compared to $0 for the same period during 2000. Interest income for the second quarter of 2001 of $3.6 million compared to $7.1 million for the second quarter of 2000. Our stock repurchase program has led to lower cash balances, which resulted in a decrease in interest income.

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

     During the six months ended April 30, 2001, we determined that certain of the assets held in our venture fund valued at $7.8 million were impaired and that the impairment was other than temporary. Accordingly, we recorded a charge of approximately $4.3 million to write down the carrying value of the investments to the best estimate of net realizable value. This impairment charge is included in the accompanying condensed consolidated statement of operations in other income, net. The impairment charge relates to certain investments in non-public companies and represents management's estimate of the impairment incurred during the period as a result of specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is not a market in which their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies.

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

                                   TOTAL VOTE FOR   TOTAL VOTE WITHHELD
                                   EACH DIRECTOR    FROM EACH DIRECTOR
                                   --------------  ---------------------
               Aart J. de Geus      55,194,995        209,514
               Andy D. Bryant       55,193,995        210,514
               Chi-Foon Chan        55,194,481        210,028
               Bruce R. Chizen      55,192,671        211,838
               Deborah A. Coleman   55,183,865        220,644
               A. Richard Newton    55,193,268        211,241
               Sasson Somekh        41,197,639     14,206,870
               Steven C. Walske     55,192,191        212,318


2. The stockholders approved an amendment to the Company's Employee Stock Purchase Plan and International Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,200,000 shares.

                  FOR            AGAINST       ABSTAIN       NON-VOTES
               ----------       ---------      -------       ---------
               42,523,867       4,962,471       50,046       7,896,840


3. The stockholders voted upon but did not approve an amendment to the Company's 1992 Stock Option Plan (the "1992 Plan") to extend the term of the 1992 Plan from January 2002 until January 2007.

                  FOR            AGAINST       ABSTAIN       NON-VOTES
               ----------       ---------      -------       ---------
               23,101,081      24,370,368       64,935       7,909,955


4. The stockholders approved a proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending November 3, 2001.

                  FOR            AGAINST       ABSTAIN       NON-VOTES
               ----------       ---------      -------       ---------
               55,276,533         121,954       34,829           N/A


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