Form 10-Q/A
period 2001-07-31
SYNOPSYS INC
filed 2001-12-20
CIK 883241

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
                                  JULY 31, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ..............................................     3

         CONDENSED CONSOLIDATED BALANCE SHEETS .............................     3

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME .............     4

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS .........     5

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ....     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................    14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .........    25

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................    25

SIGNATURES .................................................................    26

PART I

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                  JULY 31,        OCTOBER 31,
                                                                   2001             2000
                                                                 ---------       -----------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 134,504       $   153,120
  Short-term investments                                           174,371           282,519
                                                                 ---------       -----------
    Total cash and short-term investments                          308,875           435,639
  Accounts receivable, net of allowances of $8,660 and
    $9,539, respectively                                           131,721           146,449
  Prepaid expenses, deferred taxes and other                        98,557           102,433
                                                                 ---------       -----------
    Total current assets                                           539,153           684,521

Property and equipment, net                                        173,661           157,243
Long-term investments                                               88,222           126,741
Intangible assets, net                                              39,428            51,776
Other assets                                                        53,570            30,712
                                                                 ---------       -----------
    Total assets                                                 $ 894,034       $ 1,050,993
                                                                 =========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                       $ 120,980       $   139,290
  Current portion of long-term debt                                    535             6,416
  Accrued income taxes                                              36,690            56,304
  Deferred revenue                                                 250,752           150,654
                                                                 ---------       -----------
    Total current liabilities                                      408,957           352,664
                                                                 ---------       -----------

Long-term debt                                                         123               564
Deferred compensation                                               17,717            14,936
Other liability                                                      7,161                --

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares authorized;
    no shares outstanding                                               --                --
  Common stock, $.01 par value; 400,000 shares authorized:
    58,963 and 62,877 shares outstanding, respectively                 590               629
  Additional paid-in capital                                       573,787           558,716
  Retained earnings                                                421,507           405,419
  Treasury stock, at cost                                         (552,174)         (329,493)
  Accumulated other comprehensive income                            16,366            47,558
                                                                 ---------       -----------
    Total stockholders' equity                                     460,076           682,829
                                                                 ---------       -----------
    Total liabilities and stockholders' equity                   $ 894,034       $ 1,050,993
                                                                 =========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      JULY 31,                      JULY 31,
                                               ----------------------      ------------------------
                                                 2001          2000          2001            2000
                                               --------      --------      ---------       --------
Revenue:
   Product                                     $ 44,858      $143,348      $ 117,152       $396,930
   Service                                       81,430        85,487        259,900        253,626
   Ratable license                               49,822            --        119,736             --
                                               --------      --------      ---------       --------
     Total revenue                              176,110       228,835        496,788        650,556
                                               --------      --------      ---------       --------

Cost of revenue:
   Product                                        6,086        10,169         17,616         31,108
   Service                                       19,158        21,851         58,427         59,723
   Ratable license                                7,476            --         19,689             --
                                               --------      --------      ---------       --------
     Total cost of revenue                       32,720        32,020         95,732         90,831
                                               --------      --------      ---------       --------

Gross margin                                    143,390       196,815        401,056        559,725
                                               --------      --------      ---------       --------

Operating expenses:
   Research and development                      49,382        50,323        143,239        140,552
   Sales and marketing                           68,954        73,709        207,735        211,100
   General and administrative                    19,140        15,973         50,933         42,255
   Amortization of intangible assets              4,163         3,745         12,514         10,956
   In-process research and development               --            --             --          1,750
                                               --------      --------      ---------       --------
     Total operating expenses                   141,639       143,750        414,421        406,613
                                               --------      --------      ---------       --------

Operating income (loss)                           1,751        53,065        (13,365)       153,112
Other income, net                                19,499         8,797         66,901         27,431
                                               --------      --------      ---------       --------

Income before provision for income taxes         21,250        61,862         53,536        180,543
Provision for income taxes                        6,800        20,491         17,132         60,495
                                               --------      --------      ---------       --------
Net income                                     $ 14,450      $ 41,371      $  36,404       $120,048
                                               ========      ========      =========       ========

Basic earnings per share                       $   0.24      $   0.61      $    0.60       $   1.71
                                               ========      ========      =========       ========
Weighted average common shares
   outstanding                                   60,048        68,278         61,050         70,026
                                               ========      ========      =========       ========

Diluted earnings per share                     $   0.22      $   0.59      $    0.56       $   1.65
                                               ========      ========      =========       ========
Weighted average common shares
   and dilutive stock options outstanding        64,887        69,603         65,362         72,591
                                               ========      ========      =========       ========

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

5. COMPREHENSIVE INCOME

        The following table sets forth the components of comprehensive income, net of income tax expense:

                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                           JULY 31,                      JULY 31,
                                   -----------------------       ------------------------
(in thousands)                       2001           2000           2001            2000
                                   --------       --------       --------       ---------
Net income                         $ 14,450       $ 41,371       $ 36,404       $ 120,048
  Foreign currency
    translation adjustment             (936)        (1,120)        (3,763)         (3,601)
  Unrealized gain (loss) on
    investments                       1,803         24,624         (1,863)         40,903
  Reclassification adjustment
    for realized gains on
    investments                      (7,967)        (1,181)       (25,566)         (4,237)
                                   --------       --------       --------       ---------
Total comprehensive income         $  7,350       $ 63,694       $  5,212       $ 153,113
                                   ========       ========       ========       =========


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

        The following table sets forth the computation of basic and diluted earnings per share:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     JULY 31,                  JULY 31,
                                              --------------------      ---------------------
                                                2001        2000          2001          2000
                                              -------      -------      -------      --------
(in thousands, except per share amounts)
NUMERATOR:
  Net income                                  $14,450      $41,371      $36,404      $120,048
                                              =======      =======      =======      ========

DENOMINATOR:
  Weighted-average common
    shares outstanding                         60,048       68,278       61,050        70,026
  Effect of dilutive employee
     stock options                              4,839        1,325        4,312         2,565
                                              -------      -------      -------      --------
Diluted common shares                          64,887       69,603       65,362        72,591
                                              =======      =======      =======      ========

Basic earnings per share                      $  0.24      $  0.61      $  0.60      $   1.71
                                              =======      =======      =======      ========

Diluted earnings per share                    $  0.22      $  0.59      $  0.56      $   1.65
                                              =======      =======      =======      ========

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

        The disaggregated financial information reviewed by the CODM is as follows:

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                               JULY 31,                      JULY 31,
                                        ----------------------      ------------------------
(in thousands)                            2001          2000          2001            2000
                                        --------      --------      ---------       --------
Revenue:
   Product                              $ 44,858      $143,348      $ 117,152       $396,930
   Service                                81,430        85,487        259,900        253,626
   Ratable license                        49,822            --        119,736             --
                                        --------      --------      ---------       --------
     Total revenue                      $176,110      $228,835      $ 496,788       $650,556
                                        ========      ========      =========       ========

Gross margin                            $143,390      $196,815      $ 401,056       $559,725

 Operating income (loss) before
   amortization of intangible
   assets, and in-process research
   and development                      $  5,914      $ 56,810      $    (851)      $165,818

        There were no merger related costs in the periods presented.

        Reconciliation of the Company's segment profit and loss to the Company's operating income (loss) before provision for income taxes is as follows:

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                JULY 31,                      JULY 31,
                                         ----------------------       ------------------------
(in thousands)                            2001           2000           2001            2000
                                         -------       --------       --------       ---------
Operating income (loss) before
   amortization of intangible
   assets, and in-process research
   and development                       $ 5,914       $ 56,810       $   (851)      $ 165,818
Amortization of intangible assets         (4,163)        (3,745)       (12,514)        (10,956)
In-process research and development           --             --             --          (1,750)
                                         -------       --------       --------       ---------
Operating income (loss)                  $ 1,751       $ 53,065       $(13,365)      $ 153,112
                                         =======       ========       ========       =========

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

        International Revenue. The following table summarizes the performance of the various regions as a percent of total Company revenue:

                   THREE MONTHS ENDED      NINE MONTHS ENDED
                        JULY 31,                JULY 31,
                   -----------------       -----------------
                    2001        2000        2001        2000
                   -----       -----       -----       -----
North America         63%         53%         62%         58%
Europe                19%         15%         18%         18%
Japan                 10%         25%         11%         17%
Other                  8%          7%          9%          7%
                   -----       -----       -----       -----
Total                100%        100%        100%        100%
                   =====       =====       =====       =====

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

                                 Q3-2001              Q2-2001              Q1-2001              Q4-2000            Q3-2000
                            -----------------    -----------------    -----------------    -----------------    --------------
Revenue
  IC Implementation
   DC Family                $ 55,510       32%   $ 53,578       33%   $ 53,845       34%   $ 44,657       33%   $ 85,985    38%
   Physical Synthesis         13,212        7      10,495        6       6,160        4       8,189        6       7,443     3
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ---
                              68,722       39      64,073       39      60,005       38      52,846       39      93,428    41
  Verification and Test       52,013       30      45,321       28      44,222       28      34,685       26      66,973    29
  IP and System Level
    Design                    23,206       13      19,938       12      18,441       12      18,729       14      30,763    13
  Transistor Level Design     14,203        8      10,730        7      13,465        9       9,058        7      17,789     8
  Professional Services       17,966       10      23,462       14      21,021       13      17,904       14      19,882     9
                            --------   ------    --------   ------    --------   ------    --------   ------    --------   ---
   Total Company            $176,110      100%   $163,524      100%   $157,154      100%   $133,222      100%   $228,835   100%
                            ========   ======    ========   ======    ========   ======    ========   ======    ========   ===

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

Interest income for the third quarter of 2001 was $2.7 million compared to $6.9 million for the third quarter of 2000. Our stock repurchase program has led to lower cash balances, which resulted in the decrease in interest income.

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

        During the nine months ended July 31, 2001, we determined that certain of the assets held in our venture fund valued at $7.8 million were impaired and that the impairment was other than temporary. Accordingly, we recorded a charge of approximately $4.3 million to write down the carrying value of the investments to the best estimate of net realizable value. This impairment charge which is included in the accompanying condensed consolidated statements of operations in other income, net. The impairment charge relates to certain investments in non-public companies and represents management's estimate of the impairment incurred during the period as a result of specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is not a market in which their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies.

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

        Principal (Notional) Amounts in U.S. Dollars:

                                                          AVERAGE
                                           CARRYING      AFTER TAX
(IN THOUSANDS, EXCEPT INTEREST RATES)       AMOUNT     INTEREST RATE
                                           --------    -------------
Short-term investments -- fixed rate        174,371          4.50%
Money market funds -- variable rate          68,601          2.71%
                                           --------
   Total interest bearing instruments      $242,972          4.00%
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

        Short-Term Forward Contracts to Sell and Buy Foreign Currencies in U.S.
Dollars:

                                             USD AMOUNT   CONTRACT RATE
                                             ----------   -------------
(IN THOUSANDS, EXCEPT FOR CONTRACT RATES)
Forward Net Contract Values:
    Euro                                       $42,611         1.1456
    Japanese yen                                 6,541       124.5343
    Taiwan Dollar                                1,303          34.86
    British pound sterling                       2,805         0.7028
    Canadian dollar                              4,782        1.52894
    Singapore dollar                             1,223         1.8012
    Euro/Japanese yen                            4,469         107.50
                                               -------
                                               $63,734
                                               =======

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

                                      SYNOPSYS, INC.

                                      By:   /s/ ROBERT B. HENSKE
                                         --------------------------------------
                                         Robert B. Henske
                                         Senior Vice President, Finance and
                                         Operations, and Chief Financial Officer
                                         (Principal Financial Officer)

                                         Date: December 20, 2001

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER         DESCRIPTION
      -------         -----------
       10.1           1992 Stock Option Plan, as amended through May 25, 2001