Form 10-K/A
period 2001-10-31
SYNOPSYS INC
filed 2002-03-01
CIK 883241

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                               AMENDMENT NO. 1 TO

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

     On January 5, 2002, approximately 60,543,491 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K. The Registrant will also include this information in its proxy statement for its 2002 Annual Meeting of Stockholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the directors, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were selected as directors and their ages as of January 31, 2002.

                                                                        YEAR FIRST
NAME                                                          AGE    ELECTED DIRECTOR
----                                                          ----   ----------------
Aart J. de Geus.............................................   47               1986
Andy D. Bryant..............................................   51               1999
Chi-Foon Chan...............................................   52               1998
Bruce R. Chizen.............................................   46               2001
Deborah A. Coleman..........................................   49               1995
A. Richard Newton...........................................   50         1987; 1995
Sasson Somekh...............................................   55               1999
Steven C. Walske............................................   49               1991

  BACKGROUND OF DIRECTORS

     DR. AART J. DE GEUS co-founded Synopsys and currently serves as Chief Executive Officer and Chairman of the Board of Directors. Since the inception of Synopsys in December 1986, he has held a variety of positions, including Senior Vice President of Engineering and Senior Vice President of Marketing. From 1986 to 1992, Dr. de Geus served as Chairman of the Board. He served as President from 1992 to 1998. Dr. de Geus has served as Chief Executive Officer since January 1994 and has held the additional title of Chairman of the Board since February 1998. He has served as a Director since 1986. From 1982 to 1986 Dr. de Geus was employed by General Electric Corporation, where he was the Manager of the Advanced Computer-Aided Engineering Group. Dr. de Geus holds an M.S.E.E. from the Swiss Federal Institute of Technology in Lausanne, Switzerland and a Ph.D. in electrical engineering from Southern Methodist University.

     ANDY D. BRYANT has been a Director of Synopsys since January 1999 and currently serves as Executive Vice President and Chief Financial and Enterprise Services Officer of Intel Corporation, with responsibility for financial operations, human resources, information technology and e-business functions and activities worldwide. Mr. Bryant joined Intel in 1981 as Controller for the Commercial Memory Systems Operation and in 1983 became Systems Group Controller. In 1987 he was promoted to Director of Finance for the corporation and was appointed Vice President and Director of Finance of the Intel Products Group in 1990. Mr. Bryant became CFO in February of 1994 and was promoted to Senior Vice President in January 1999. Mr. Bryant expanded his role to Chief Financial and Enterprise Services Officer in December 1999. He was promoted to Executive Vice President in January 2001. Prior to joining Intel, he held positions in finance at Ford Motor Company and Chrysler Corporation. Mr. Bryant holds a B.A. in economics from the University of Missouri and an M.B.A. in finance from the University of Kansas. Mr. Bryant is a director of Convera Corporation, a provider of content management solutions.

     DR. CHI-FOON CHAN joined Synopsys as Vice President of Application Engineering & Services in May 1990. Since April 1997 he has served as Chief Operating Officer and since February 1998 he has held the additional title of President. Dr. Chan also became a Director of Synopsys in February 1998. From September 1996 to February 1998 he served as Executive Vice President, Office of the President. From February 1994 until April 1997 he served as Senior Vice President, Design Tools Group and from October 1996 until April 1997 as Acting Senior Vice President, Design Re-Use Group. Additionally, he has held the titles of Vice President, Engineering and General Manager, DesignWare Operations and Senior Vice President, Worldwide Field Organization. From March 1987 to May 1990, Dr. Chan was employed by NEC Electronics, where his last position was General Manager, Microprocessor Division. From 1977 to 1987, Dr. Chan held a number of senior engineering positions at Intel Corporation. Dr. Chan holds an M.S. and Ph.D. in computer engineering from Case Western Reserve University.

     BRUCE R. CHIZEN has been a Director of Synopsys since April 2001. Mr. Chizen has served as President of Adobe Systems Incorporated, a provider of graphic design, publishing, and imaging software for Web and print production, since April 2000 and as Chief Executive Officer since December 2000. He joined Adobe Systems in August 1994 as Vice President and General Manager, Consumer Products Division and in December 1997 became Senior Vice President and General Manager, Graphics Products Division. In August 1998 Mr. Chizen was promoted to Executive Vice President, Products and Marketing. From November 1992 to February 1994 he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly-owned subsidiary of Apple Computer. He is a Director of Adobe Systems Incorporated and Viewpoint Corporation, a provider of advanced 3D product visualization and marketing solutions.

     DEBORAH A. COLEMAN has been a Director of Synopsys since November 1995. Ms. Coleman is co-founder and currently General Partner of SmartForest Ventures in Portland, Oregon. Ms. Coleman was Chairman of the Board of Merix Corporation, a manufacturer of printed circuit boards, from May 1994, when it was spun off from Tektronix, Inc., until September 2001. She also served as Chief Executive Officer of Merix from May 1994 to September 1999 and as President from March 1997 to September 1999. Ms. Coleman joined Merix from Tektronix, a diversified electronics corporation, where she served as Vice President of Materials Operations, responsible for worldwide procurement, distribution, component engineering and component manufacturing operation. Prior to joining Tektronix in November 1992, Ms. Coleman was with Apple Computer, Inc. for eleven years, where she held several executive positions, including Chief Financial Officer, Chief Information Officer and Vice President of Operations. She is a Director of Applied Materials, Inc., a manufacturer of semiconductor fabrication equipment.

     DR. A. RICHARD NEWTON has been a Director of Synopsys since January 1995. Previously, Dr. Newton was a Director of Synopsys from January 1987 to June 1991. Dr. Newton has been a Professor of Electrical Engineering and Computer Sciences at the University of California at Berkeley since 1979 and is currently Dean of the College of Engineering. From July 1999 to June 2000, Dr. Newton was Chair of the Electrical Engineering and Computer Sciences Department. Since 1988 Dr. Newton has acted as a Venture Partner with Mayfield Fund, a venture capital partnership, and has contributed to the evaluation and development of over two dozen new companies. From November 1994 to July 1995 he was acting President and Chief Executive Officer of Silicon Light Machines, a private company which has developed display systems based on the application of micromachined silicon light-valves. Dr. Newton is also a Director of Simplex Solutions, Inc., which provides software and services for integrated circuit design and verification.

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

     There are no family relationships among any executive officers, directors or persons chosen or nominated to become executive officers or directors of Synopsys.

DIRECTORS' COMPENSATION

     During fiscal 2001, each non-employee board of directors member was paid an annual retainer of $8,000 and $1,000, respectively, for each board of directors or board of directors committee meeting attended, plus expenses.

     In addition, non-employee board of directors members receive automatic option grants under the 1994 Non-Employee Directors Stock Option Plan, which in this document we refer to as the "Directors Plan." As of the date of this joint proxy statement/prospectus, all six non-employee Synopsys board of directors members were eligible to participate in the Directors Plan.

     During fiscal 2001, directors Andy D. Bryant, Bruce R. Chizen, Deborah A. Coleman, A. Richard Newton, Sasson Somekh and Steven C. Walske each received automatic grants of options to purchase 10,000 Synopsys common shares at an exercise price of $50.69 per share for Synopsys board of directors service during the year. In addition, during fiscal 2001, Mr. Chizen received options to purchase 9,166 Synopsys common shares, at an exercise price of $61.37, and Ms. Coleman and Messrs. Bryant, Newton, Somekh and Walske each received options to purchase 10,000 Synopsys common shares for service on Synopsys board of directors committees at an exercise price of $50.69. Mr. Chizen also received an automatic grant of options to purchase 20,000 Synopsys common shares at an exercise price of $50.69 per share for his initial Synopsys board of directors service.

     During fiscal 2001, Dr. Newton provided consulting services to Synopsys, for which he was paid $150,000. Under Synopsys' agreement with Dr. Newton, at Synopsys' request, Dr. Newton provides advice concerning long-term technology strategy and industry development issues, as well as providing assistance in identifying opportunities for partnerships with academia.



BACKGROUND OF EXECUTIVE OFFICERS

     Information regarding executive officers of the Company is included in Part I of this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Synopsys' directors, officers and greater than ten percent beneficial owners of its shares to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than ten percent stockholders are required by SEC regulations to furnish Synopsys with copies of all Section 16(a) forms they file.

     Based solely upon its review of the copies of the Forms 3, 4 and 5 received by Synopsys and/or written representations from certain reporting persons, Synopsys believes that each of its directors, officers, and greater than ten percent beneficial owners of its shares during the fiscal year ended November 3, 2001 has complied with all filing requirements applicable to such persons during such fiscal year, except that an amended Form 4 was filed on behalf of Vicki Andrews to reflect the sale of additional shares sold as part of a previously reported transaction, which additional sale was not timely reported.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

     The following table sets forth the compensation earned by (1) Synopsys' Chief Executive Officer and (2) each of the other four most highly compensated executive officers whose compensation for fiscal 2001 exceeded $100,000, which in this document we collectively refer to as the "named executive officers," for services rendered in all capacities to Synopsys during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                       COMPENSATION:
                                                      ANNUAL            SECURITIES
                                                  COMPENSATION($)         AWARDS         ALL OTHER
                                                -------------------     UNDERLYING      COMPENSATION
NAME AND POSITION                    YEAR(1)    SALARY      BONUS       OPTIONS(#)         ($)(2)
-----------------                    -------    -------    --------    -------------    ------------
Aart J. de Geus....................   2001      400,000    575,000         85,500          1,830
  Chief Executive Officer and         2000      430,769    600,000        731,000          1,855
  Chairman of the Board               1999      375,000    681,690        254,700          1,953
Chi-Foon Chan......................   2001      400,000    575,000         71,000          2,588
  President and Chief Operating       2000      430,769    600,000        623,000          2,493
  Officer                             1999      375,000    681,690        199,200          1,653
Vicki L. Andrews...................   2001      289,423    611,396(3)      60,500          9,544
  Senior Vice President               2000      287,500    568,256(4)     179,000          9,826
  World Wide Sales
Robert B. Henske...................   2001      364,423    350,000         60,500          1,825
  Senior Vice President and           2000(5)   175,000    232,000        340,000            160
  Chief Financial Officer
Steven K. Shevick..................   2001      241,538    175,000         17,500          1,871
  Vice President, Investor            2000      236,154    160,984        100,000          1,833
  Relations and Legal,
  General Counsel

---------------

(1) During fiscal 1999, Synopsys had a fiscal year that ended on the last Saturday of September. In July 1999, Synopsys changed its fiscal year end to the last Saturday in October. As a result, salary data for fiscal 2000 includes the 13-month period ended October 28, 1999.

(2) Amounts in this column reflect premiums paid for group term life insurance, Synopsys 401(k) contributions and, in the case of Ms. Andrews only, car allowances.

(3) Ms. Andrews' 2001 bonus consists of commissions of $150,000, a variable bonus of $296,260, a relocation bonus of $160,000 and a special bonus of $5,136.

(4) Ms. Andrews' 2000 bonus consists of commissions of $318,096 and a variable bonus of $250,160.

(5) Mr. Henske commenced employment with Synopsys on May 10, 2000.

STOCK OPTION GRANTS

     The following table sets forth further information regarding individual grants of options for Synopsys common shares during fiscal 2001 for each of the named executive officers. All grants for each of the named executive officers were made pursuant to the 1992 stock option plan. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of their respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Synopsys common shares and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved. No stock appreciation rights were granted to such officers during fiscal 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                                              POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED ANNUAL
                       NUMBER OF      PERCENT OF                                              RATES OF STOCK PRICE
                       SECURITIES   TOTAL OPTIONS                                               APPRECIATION FOR
                       UNDERLYING     GRANTED TO       EXERCISE OR                               OPTION TERM($)
                        OPTIONS       EMPLOYEES        BASE PRICE          EXPIRATION        -----------------------
        NAME           GRANTED(1)   FISCAL 2001(2)      ($/SHARE)             DATE               5%          10%
        ----           ----------   --------------   ---------------   -------------------   ----------   ----------
Aart J. de Geus......    85,500          1.47        $47.44 - $61.37     2/28/11 - 8/28/11   $2,930,209   $7,425,724
Chi-Foon Chan........    71,000          1.22        $47.44 - $61.37     2/28/11 - 8/28/11   $2,432,192   $6,163,652
Vicki L. Andrews.....    60,500          1.04        $47.44 - $61.37     2/28/11 - 8/28/11   $2,084,176   $5,281,710
Robert B. Henske.....    60,500          1.04        $47.44 - $61.37     2/28/11 - 8/28/11   $2,084,176   $5,281,710
Steven K. Shevick....    17,500          0.30        $47.44 - $61.37     2/28/11 - 8/28/11   $  600,604   $1,522,048


---------------
(1) Sum of all option grants made during the fiscal year to such person. Options become exercisable ratably in a series of monthly installments over a four-year period from the grant date, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of 10 years, subject to earlier termination upon the optionee's cessation of service.

(2) Based on aggregate options to acquire 5,809,892 Synopsys common shares granted in fiscal 2001.

  OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth, for each of the named executive officers, each exercise of stock options during fiscal 2001 and the year-end value of unexercised options.

     No stock appreciation rights were exercised during such fiscal year by the named executive officers, and no stock appreciation rights were outstanding at the end of the fiscal year.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES


                                SHARES                    NUMBER OF UNEXERCISED         VALUE OF IN-THE-MONEY
                               ACQUIRED      VALUE          OPTIONS AT FY-END          OPTIONS AT FY-END($)(2)
                                  ON        REALIZED   ---------------------------   ---------------------------
            NAME               EXERCISE       (1)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              -----------   --------   -----------   -------------   -----------   -------------
Aart J. de Geus.............        --            --     967,503        654,697      $9,868,495     $5,464,579
Chi-Foon Chan...............        --            --     549,005        547,195      $4,430,172     $4,427,467
Vicki L. Andrews............    11,000      $305,335      69,049        174,617      $  689,694     $1,509,669
Robert B. Henske............        --            --     124,374        276,126      $1,314,625     $2,563,045
Steven K. Shevick...........        --            --      74,665         87,335      $  730,765     $  738,265


---------------
(1) Market value at exercise less exercise price.

(2) Market value of underlying securities on November 2, 2001 ($47.86) minus the exercise price.


 EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

     Under Synopsys' 1992 stock option plan, in the event of certain changes in the ownership or control of Synopsys involving a "Corporate Transaction," which includes an acquisition of Synopsys by merger or asset sale, all outstanding options under the 1992 stock option plan will automatically become exercisable, unless the option is assumed by the successor corporation, or parent thereof, or replaced by a comparable option to purchase shares of the capital stock of the successor corporation, or parent thereof.

     In addition, in the event of a successful hostile tender offer for more than 50% of the outstanding Synopsys common shares or a change in the majority of the Synopsys board of directors as a result of one or more contested elections for membership on the Synopsys board of directors, the administrator of the 1992 stock option plan has the authority to provide for the acceleration of vesting of the Synopsys common shares subject to outstanding options under the 1992 stock option plan.

     Synopsys has entered into Employment Agreements, effective October 1, 1997, with its Chief Executive Officer and its President and an Employment Agreement with its Chief Financial Officer, effective May 10, 2000. Each Employment Agreement provides that if the executive is terminated involuntarily other than for cause within 24 months of a change of control, (a) the executive will be paid an amount equal to two times the sum of the executive's annual base pay plus target cash incentive, plus the cash value of the executive's health benefits for the next 18 months and (b) all stock options held by the executive will immediately vest in full. If the executive is terminated involuntarily other than for cause in any other situation, the executive will receive a cash payment equal to the sum of the executive's annual base pay for one year plus the target cash incentive for such year, plus the cash value of the executive's health benefits for 12 months. The terms "involuntary termination," "cause" and "change of control" are defined in each Employment Agreement, each of which is filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of Synopsys common shares as of January 21, 2002 by (1) each person known by Synopsys to own beneficially more than five percent of the outstanding Synopsys common shares on that date, (2) each Synopsys director, (3) each of the named executive officers and (4) all Synopsys directors and current executive officers as a group.

                                                               SHARES OF COMMON STOCK
                                                                 BENEFICIALLY OWNED
                                                              ------------------------
                                                                            PERCENTAGE
NAME OF BENEFICIAL OWNER(1)                                    NUMBER       OWNERSHIP
---------------------------                                   ---------     ----------
FMR Corp....................................................  6,503,587(2)    10.73%
  82 Devonshire Street
  Boston, MA 02109
J. & W. Seligman & Co. Incorporated.........................  6,148,610(2)    10.14%
  100 Park Avenue, 8th Floor
  New York, NY 10017
Blum Capital Partners, L.P.(3)..............................  4,020,900(2)     6.63%
  909 Montgomery Street, Suite 400
  San Francisco, CA 94133-4625
Vicki L. Andrews............................................     94,361(4)        *
Andy D. Bryant..............................................     73,749(5)        *
Chi-Foon Chan...............................................    672,697(6)     1.11%
Bruce R. Chizen.............................................     39,166(7)        *
Deborah A. Coleman..........................................     40,000(8)        *
Aart J. de Geus.............................................  1,388,725(9)     2.29%
Robert B. Henske............................................    175,577(10)       *
A. Richard Newton...........................................     80,994(11)       *
Steven K. Shevick...........................................     85,701(12)       *
Sasson Somekh...............................................     93,333(13)       *
Steven C. Walske............................................     96,016(14)       *
All directors and current executive officers as a group (11
  persons)..................................................  2,840,319(15)    4.69%

---------------
  *  Less than 1%

 (1) The persons named in the table above have sole voting and investment power with respect to all Synopsys common shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes of this table.

 (2) Based upon filings made with the SEC.

 (3) According to Amendment No. 1 to Schedule 13D filed by Blum Capital, L.P. on September 24, 2001, voting and investment power concerning these shares is held solely by Blum Capital Partners L.P., a California limited partnership, RCBA GB, L.L.C., a Delaware limited liability company, and Blum Strategic GP II, L.L.C., a Delaware limited liability company.

 (4) Includes options to purchase 94,135 Synopsys common shares exercisable by Ms. Andrews within 60 days of January 21, 2002.

 (5) Consists of options to purchase 73,749 Synopsys common shares exercisable by Mr. Bryant within 60 days of January 21, 2002.

 (6) Includes options to purchase 640,915 Synopsys common shares exercisable by Dr. Chan within 60 days of January 21, 2002.

 (7) Consists of options to purchase 39,166 Synopsys common shares exercisable by Mr. Chizen within 60 days January 21, 2002.

 (8) Consists of options to purchase 40,000 Synopsys common shares exercisable by Ms. Coleman within 60 days of January 21, 2002.

 (9) Includes options to purchase 1,077,143 Synopsys common shares exercisable by Dr. de Geus within 60 days of January 21, 2002.

(10) Includes options to purchase 165,125 Synopsys common shares exercisable by Mr. Henske within 60 days of January 21, 2002.

(11) Includes options to purchase 75,916 Synopsys common shares exercisable by Dr. Newton within 60 days of January 21, 2002.

(12) Includes options to purchase 83,842 Synopsys common shares exercisable by Mr. Shevick within 60 days of January 21, 2002.

(13) Includes options to purchase 80,833 Synopsys common shares exercisable by Dr. Somekh within 60 days of January 21, 2002.

(14) Includes options to purchase 95,916 Synopsys common shares exercisable by Mr. Walske within 60 days of January 21, 2002.

(15) Includes options to purchase 2,466,740 Synopsys common shares exercisable by directors and current executive officers within 60 days of January 21, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10, "Directors and Executive Officers of the Registrant-Directors' Compensation."

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, State of California, on this 28th day of February, 2002.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ AART J. DE GEUS*                      Chief Executive Officer     February 28, 2002
-----------------------------------------------------  (Principal Executive Officer)
                   Aart J. de Geus                          and Chairman of the
                                                            Board of Directors

                 /s/ CHI-FOON CHAN*                     President, Chief Operating    February 28, 2002
-----------------------------------------------------      Officer and Director
                    Chi-Foon Chan

                 /s/ BRUCE R. CHIZEN                             Director             February 28, 2002
-----------------------------------------------------
                   Bruce R. Chizen

                 /s/ ANDY D. BRYANT*                             Director             February 28, 2002
-----------------------------------------------------
                   Andy D. Bryant

               /s/ DEBORAH A. COLEMAN*                           Director             February 28, 2002
-----------------------------------------------------
                 Deborah A. Coleman

              /s/ HARVEY C. JONES, JR.*                          Director             February 28, 2002
-----------------------------------------------------
                Harvey C. Jones, Jr.

               /s/ A. RICHARD NEWTON*                            Director             February 28, 2002
-----------------------------------------------------
                  A. Richard Newton

                 /s/ SASSON SOMEKH*                              Director             February 28, 2002
-----------------------------------------------------
                    Sasson Somekh

                /s/ STEVEN C. WALSKE*                            Director             February 28, 2002
-----------------------------------------------------
                  Steven C. Walske

*   /s/ ROBERT B. HENSKE
-----------------------------------------------------
*By: Robert B. Henske, Attorney-in-fact