Form 10-Q
period 2002-02-02
SYNOPSYS INC
filed 2002-03-18
CIK 883241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                          OR

     (   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO

                   COMMISSION FILE NUMBER: 0-19807
                                              ----------------

                                 SYNOPSYS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          56-1546236
     ------------------------------                        -----------------
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

              61,210,596 shares of Common Stock as of March 8, 2002

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                January 31, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS...................................................3
        CONDENSED CONSOLIDATED BALANCE SHEETS..................................3
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME..................4
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
          CASH FLOWS...........................................................5
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............27

PART II. OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS....................27
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................27
SIGNATURES....................................................................28

PART I

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                         JANUARY 31,      OCTOBER 31,
                                                            2002             2001
                                                      ---------------- -----------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                           $      231,969    $    271,696
  Short-term investments                                     206,790         204,740
                                                      ---------------- -----------------
     Total cash and short-term investments                   438,759         476,436
  Accounts receivable, net of allowances of $11,748
     and $11,027, respectively                               146,331         146,294
  Deferred taxes                                             152,134         149,239
  Prepaid expenses and other                                  30,943          19,413
                                                      ---------------- -----------------
     Total current assets                                    768,167         791,382

Property and equipment, net                                  198,091         192,304
Long-term investments                                         65,405          61,699
Intangible assets, net                                        30,922          35,077
Other assets                                                  52,232          48,445
                                                      ---------------- -----------------
     Total assets                                     $    1,114,817    $  1,128,907
                                                      ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities            $      105,608    $    134,966
  Current portion of long-term debt                              536             535
  Accrued income taxes                                        55,772         110,867
  Deferred revenue                                           295,828         290,052
                                                      ---------------- -----------------
     Total current liabilities                               457,744         536,420
                                                      ---------------- -----------------

Deferred compensation and other liabilities                   22,689          17,124
Long-term deferred revenue                                    78,554          89,707

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares
   authorized; no shares outstanding                              --              --
  Common stock, $.01 par value; 400,000 shares
   authorized; 60,661 and 59,428 shares outstanding,
   respectively                                                  607             595
  Additional paid-in capital                                 583,915         575,403
  Retained earnings                                          439,748         436,662
  Treasury stock, at cost                                   (477,823)       (531,117)
  Accumulated other comprehensive income                       9,383           4,113
                                                      ---------------- -----------------
     Total stockholders' equity                              555,830         485,656
                                                      ---------------- -----------------
     Total liabilities and stockholders' equity       $    1,114,817    $  1,128,907
                                                      ================ =================


The  accompanying  notes are an integral part of  these financial statements.

                                 SYNOPSYS, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                       THREE MONTHS ENDED
                                                           JANUARY 31,
                                                -----------------------------
                                                     2002            2001
                                                ------------- ---------------
Revenue:
   Ratable license                              $   66,897     $   30,993
   Product                                          39,555         39,192
   Service                                          69,093         86,969
                                                ------------- ---------------
     Total revenue                                 175,545        157,154
                                                ------------- ---------------

Cost of revenue:
   Ratable license                                  10,440          7,097
   Product                                           4,066          4,590
   Service                                          20,684         20,368
                                                ------------- ---------------
     Total cost of revenue                          35,190         32,055
                                                ------------- ---------------

Gross margin                                       140,355        125,099
                                                ------------- ---------------

Operating expenses:
   Research and development                         48,706         46,221
   Sales and marketing                              59,799         69,579
   General and administrative                       18,708         16,689
   Amortization of intangible assets                 4,044          4,172
                                                ------------- ---------------
     Total operating expenses                      131,257        136,661
                                                ------------- ---------------

Operating income (loss)                              9,098        (11,562)
Other income, net                                   11,081         25,481
                                                ------------- ---------------

Income before provision for income taxes            20,179         13,919
Provision for income taxes                           6,127          4,454
                                                ------------- ---------------
Net income                                      $   14,052     $    9,465
                                                ============= ===============

Basic earnings per share                        $     0.23     $     0.15
                                               ============== ===============
Weighted average common shares outstanding          60,136         61,901
                                               ============== ===============

Diluted earnings per share                      $     0.22     $     0.15
                                               ============== ===============
Weighted average common shares and dilutive
 stock options outstanding                          65,011         65,243
                                               ============== ===============

The  accompanying  notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                    THREE MONTHS ENDED
                                                                        JANUARY 31,
                                                               --------------------------------
                                                                     2002              2001
                                                               --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $     14,052     $      9,465
Adjustments  to reconcile net income to net cash flows
 (used in) provided  by operating activities:
   Depreciation and amortization                                     16,674           15,715
   Tax benefit associated with stock options                          8,061            2,985
   Provision for doubtful accounts and sales returns                  1,231            1,202
   Interest accretion on notes payable                                   --              188
    Deferred taxes                                                   (2,903)              --
   Gain on sale of long-term investments                             (5,865)         (10,411)
   Gain on sale of silicon libraries business                            --          (10,580)
   Net changes in operating assets and liabilities:
     Accounts receivable                                             (1,268)              --
     Prepaid expenses and other current assets                      (11,530)          (3,391)
     Other assets                                                    (5,781)          (4,359)
     Accounts payable and accrued liabilities                       (29,407)         (47,383)
     Accrued income taxes                                           (55,095)         (13,272)
     Deferred revenue                                                (5,377)          69,774
     Deferred compensation                                            5,250            4,808
                                                               -------------- -----------------
       Net cash (used in) provided by operating activities          (71,958)          14,741
                                                               -------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                          (17,824)         (18,254)
   Purchases of short-term investments                             (349,996)        (515,295)
   Proceeds from sales and maturities of short-term investments     346,627          668,460
   Purchases of long-term investments                                (2,733)          (6,000)
   Proceeds from sale of long-term investments                       11,057           22,814
   Proceeds from the sale of silicon libraries business                  --            4,122
   Capitalization of software development costs                        (398)            (250)
                                                               -------------- -----------------
       Net cash (used in) provided by investing activities          (13,267)         155,597
                                                               -------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt obligations                                          --           (3,083)
   Issuances of common stock                                         42,791           28,234
   Purchases of treasury stock                                           --         (144,544)
                                                               -------------- -----------------
       Net cash provided by (used in) financing activities           42,791         (119,393)
Effect of exchange rate changes on cash                               2,707           (4,497)
                                                               -------------- -----------------
Net (decrease) increase in cash and cash equivalents                (39,727)          46,448
Cash and cash equivalents, beginning of period                      271,696          153,120
                                                               -------------- -----------------
Cash and cash equivalents, end of period                       $    231,969     $    199,568
                                                               ============== =================



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

    The Company's fiscal year ends on the Saturday nearest October 31. Fiscal year 2001 was a 53-week year with the extra week added to the first quarter and fiscal year 2002 will be a 52-week year. For presentation purposes, the unaudited condensed consolidated financial statements and notes refer to the calendar month end.

    The unaudited condensed consolidated financial statements include the accounts of Synopsys and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations of the Company have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or the full fiscal year. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 31, 2001, included in the Company's 2001 Annual Report on Form 10-K.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND COST OF REVENUE

    Revenue consists of fees for perpetual and time-based licenses for the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. The Company classifies its revenues as product, service or ratable license. Product revenue consists primarily of perpetual revenue. Service revenue consists of PCS under perpetual and non-ratable time-based licenses and fees for consulting services. Ratable license revenue is all fees related to time-based licenses bundled with post-contract customer support (PCS) and sold as a single package (commonly referred to by the Company as a Technology Subscription License or TSL) and time-based licenses that include extended payment terms or unspecified additional products.

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

    The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9 and SOP 98-4, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2:

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

     The Company's customary payment terms are such that a minimum of 75% of the arrangement fee is due within one year or less. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable.

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

ADOPTION OF SFAS 141 and 142

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

    The Company adopted the provisions of SFAS 141 on July 1, 2001. Under SFAS 141, goodwill and intangible assets with indefinite useful lives acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted, will not be amortized but will continue to be evaluated for impairment in accordance with SFAS 121. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with current accounting guidance until the date of adoption of SFAS 142.

    Upon adoption of SFAS 142, the Company must evaluate its existing intangible assets and goodwill acquired in purchase business combinations prior to July 1, 2001, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. The Company will also be required to test goodwill for impairment in accordance with the provisions of SFAS 142 within the six-month period following adoption. Any impairment loss will be measured as of the date of adoption and recognized immediately as the cumulative effect of a change in accounting principle. Any subsequent impairment losses will be included in operating activities.

    The Company expects to adopt SFAS 142 on November 1, 2002. As of January 31, 2002, unamortized goodwill is $30.9 million which, in accordance with the Statements, will continue to be amortized until the date of adoption of SFAS
142. Amortization of goodwill and other intangible assets for the three-month period ended January 31, 2002 is $4.0 million. The Company does not have any intangible assets with an indefinite useful life. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to current year presentation.

3.  STOCK REPURCHASE PROGRAM

    In July 2001, the Company's Board of Directors authorized a stock repurchase program under which Synopsys common stock with a market value up to $500 million may be acquired in the open market. This authorized stock repurchase program replaced all prior repurchase programs authorized by the Board. Common shares repurchased are intended to be used for ongoing stock issuances under the Company's employee stock plans and for other corporate purposes. The July 2001 stock repurchase program expires on October 31, 2002. During the three months ended January 31, 2001, the Company purchased 3.0 million shares of Synopsys common stock in the open market under a prior stock repurchase program, at an average price of $48 per share. The Company did not repurchase any shares during the three months ended January 31, 2002. At January 31, 2002, approximately $481.9 million remained available for repurchases under the July 2001 program.

4.  COMPREHENSIVE INCOME

    The following table sets forth the components of comprehensive income, net of income tax expense:

                           THREE MONTHS ENDED
                               JANUARY 31,
                                               --------------------------------
       (in thousands)                               2002            2001
                                               --------------- ----------------

       Net income                                 $  14,052       $   9,465
          Foreign currency translation
            adjustment                                2,595          (4,087)
          Unrealized gain (loss) on
            investments                               5,644         (15,077)
          Reclassification adjustment
            for realized gains on
            investments                              (2,969)          9,211
                                               --------------- ----------------
       Total comprehensive income (loss)          $  19,322       $    (488)
                                               =============== ================


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

    The following is a reconciliation of the weighted-average common shares used to calculate basic net earnings per share to the weighted-average common shares used to calculate diluted net income per share:

                                                  THREE MONTHS ENDED
                                                      JANUARY 31,
                                           ----------------------------------
     (in thousands, except per share            2002              2001
        amounts)
                                           ---------------- -----------------

     NUMERATOR:
        Net income                            $    14,052      $     9,465
                                           ================ =================

     DENOMINATOR:
        Weighted-average common
          shares outstanding                       60,136           61,901
        Effect of dilutive employee
           stock options                            4,875            3,342
                                           ---------------- -----------------
     Diluted common shares                         65,011           65,243
                                           ================ =================

     Basic earnings per share                 $      0.23      $      0.15
                                           ================ =================

     Diluted earnings per share               $      0.22      $      0.15
                                           ================ =================

    The effect of dilutive employee stock options excludes approximately 3,332,000 and 4,025,000 stock options for the three-month periods ended January 31, 2002 and 2001, respectively, which were anti-dilutive for earnings per share calculations.

6.  SEGMENT DISCLOSURE

    Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a Company for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys' CODM is the Chief Executive Officer and Chief Operating Officer.

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

    The disaggregated financial information reviewed by the CODM is as follows:

                                                      THREE MONTHS ENDED
                                                         JANUARY 31,
                                               ---------------------------------
    (in thousands)                                  2002             2001
                                               ---------------- ----------------

    Revenue:
       Product                                    $   39,555       $   39,192
       Service                                        69,093           86,969
       Ratable license                                66,897           30,993
                                               ---------------- ----------------
         Total revenue                            $  175,545       $  157,154
                                               ================ ================

    Gross margin                                  $  140,355       $  125,099

     Operating income (loss) before
       amortization of intangible assets          $   13,142       $   (7,390)

    There were no merger related or in-process research and development costs in the periods presented.

    Reconciliation of the Company's segment profit and loss to the Company's operating income (loss) before provision for income taxes is as follows:

                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
                                                -------------------------------
    (in thousands)                                  2002              2001
                                                -------------  ----------------

    Operating income (loss) before
       amortization of intangible assets, and
       in-process research and development
                                                 $   13,142      $    (7,390)
    Amortization of intangible assets                (4,044)          (4,172)
                                                ------------- -----------------
    Operating income (loss)                      $    9,098      $   (11,562)
                                                ============= =================

    Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                                                    THREE MONTHS ENDED
                                                        JANUARY 31,
                                             ----------------------------------
(in thousands)                                    2002              2001
                                             ---------------- -----------------

Revenue:
   United States                                $   108,709     $     94,804
   Europe                                            34,068           27,450
   Japan                                             17,018           16,876
   Other                                             15,750           18,024
                                             ---------------- -----------------
     Consolidated                               $   175,545     $    157,154
                                             ================ =================

                                               JANUARY 31,      OCTOBER 31,
(in thousands)                                    2002              2001
                                             ---------------- -----------------

Long-lived assets:
  United States                                $   182,525      $   176,330
  Other                                             15,566           15,974
                                             ---------------- -----------------
     Consolidated                              $   198,091      $   192,304
                                             ================ =================

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

    The Company segregates revenue into five categories for purposes of internal management reporting: IC Implementation, including both the Design Compiler (DC) Family and Physical Synthesis; Verification and Test; Intellectual Property (IP) and System Level Design; Transistor Level Design; and Professional Services. Revenue for each of the categories is as follows:

                                                  THREE MONTHS ENDED
                                                      JANUARY 31,
                                           ----------------------------------
(in thousands)                                   2002             2001
                                           ----------------- ----------------

Revenue:
  IC Implementation
     DC Family                               $    55,488       $    53,845
     Physical Synthesis                           15,037             6,160
  Verification and Test                           56,946            44,222
  IP and System Level Design                      19,801            18,441
  Transistor Level Design                         14,760            13,465
  Professional Services                           13,513            21,021
                                           ----------------- ----------------
     Consolidated                            $   175,545       $   157,154
                                           ================= ================

7.  DERIVATIVE FINANCIAL INSTRUMENTS

    Available-for-sale equity investments accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) are subject to market price risk. From time to time, the Company enters into and designates forward contracts to hedge variable cash flows from anticipated sales of these investments. The Company recorded a net realized gain on the sale of the available-for-sale investments of $5.6 million and $13.5 million, respectively, during the three-month periods ended January 31, 2002 and 2001 (net of premium amortization). As of January 31, 2002, the Company has recorded a liability of $0.7 million due to unrealized losses on forward contracts. As of January 31, 2002, the Company has recorded $12.3 million in long-term investments due to locked-in unrealized gains on the available-for-sale investments. As of January 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the forward sale contracts is 7 months.

8.  TERMINATION OF AGREEMENT TO ACQUIRE IKOS SYSTEMS, INC.

    On July 2, 2001, the Company entered into an Agreement and Plan of Merger with IKOS Systems, Inc. (IKOS). The Agreement provided for the acquisition of all outstanding shares of IKOS common stock by Synopsys.

    On December 7, 2001, Mentor Graphics Corporation commenced a cash tender offer to acquire all of the outstanding shares of IKOS common stock at $11.00 per share, subject to certain conditions. On March 4, 2002, IKOS delivered to Synopsys a notification stating that the offer from Mentor constituted a superior proposal under the terms of the Synopsys-IKOS merger agreement, which gave IKOS the right to terminate the merger agreement if Synopsys did not make a proposal that was at least as favorable as the Mentor bid within five business days of notice from IKOS. IKOS gave such notice to Synopsys on March 4, 2002 and the five business day period expired on March 11, 2002 without Synopsys making an alternative proposal. On March 12, 2002, Synopsys and IKOS executed a termination agreement by which the parties terminated the Synopsys-IKOS merger agreement and pursuant to which IKOS paid Synopsys the $5.5 million termination fee required under the Synopsys-IKOS merger agreement.

9.  PROPOSED ACQUISITION OF AVANT! CORPORATION.

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

10. SUBSEQUENT EVENTS

    In March 2002, the Company implemented a workforce reduction. The purpose was to reduce expenses by decreasing the number of employees in all departments, both domestically and internationally. As a result, the Company expects to record a charge of between $3.7 million and $4.2 million during the second quarter of fiscal 2002. The charge consists of severance and other special termination benefits.

    In March 2002, one of the Company's portfolio investments began negotiations to be acquired by a third party. As a result of these negotiations, Synopsys does not expect to recover the carrying value of its investment in the portfolio company of $3.0 million.

    As discussed above, on March 12, 2002, Synopsys and IKOS Systems, Inc. executed a termination agreement by which the parties terminated the merger agreement between Synopsys and IKOS dated July 2, 2001 and pursuant to which IKOS paid Synopsys the $5.5 million termination fee required by such merger agreement. Total costs incurred by the Company in connection with the IKOS merger of approximately $2.0 million will be expensed in second quarter of fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the statements concerning the effect of Technology Subscription Licenses on our revenue, expectations for revenue and costs of revenue, expectations about gains from the sale of investments, effects of foreign currency hedging, adequacy of our cash as well as statements including the words "projects," "expects," "believes," "anticipates", "will" or similar expressions. Actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results."

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates.

    The accounting policies described below are the ones that most frequently require us to make estimates and judgements, and therefore are critical to understanding our results of operations.

    Revenue Recognition and Cost of Revenue. Our revenue recognition policy is detailed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements. Management has made significant judgments related to revenue recognition; specifically, evaluating whether our fee relating to an arrangement is fixed or determinable and assessing whether collectibility is probable. These judgments are discussed below.

    The Vendor's Fee is Fixed or Determinable. In order to recognize revenue, we must make a judgment as to whether the arrangement fee is fixed or determinable. Except in cases where we grant extended payment terms to a specific customer, we have determined that our fees are fixed or determinable at the inception of our arrangements based on the following:

o The fee our customers pay for our products is negotiated at the outset of an arrangement, and is generally based on the specific volume of products to be delivered.
o Our license fees are not a function of variable-pricing mechanisms such as the number of units distributed or copied by the customer, or the expected number of users of the product delivered.

     Our customary payment terms are such that a minimum of 75% of the arrangement fee is due within one year or less. These customary payment terms are supported by historical practice and concessions have not been granted to customers under this policy. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized at the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable.

     Collectibility is Probable. In order to recognize revenue, we must make a judgment of the collectibility of the arrangement fee. Our judgment of the collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial positions and ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

     Valuation of Strategic Investments. As of January 31, 2002, the adjusted cost of our strategic investments totaled $36.1 million. We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is not a market in which their value is readily determinable, we assess each investment for indicators of impairment at each quarter end based primarily on achievement of business plan objectives and current market conditions, among other factors, and information available to us at the time of this quarterly assessment. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies. Future adverse changes in market conditions, poor operating results of underlying investments and other information obtained after our quartely assessment could result in losses or an inability to recover the current carrying value of the investments thereby possibly requiring an impairment charge in the future. Based on these measurements, no impairment losses were recorded during the current quarter. See "Subsequent Events" for further discussion of a write-off which will occur during the second quarter of fiscal 2002.

     Valuation of Intangible Assets. Intangible assets, net of accumulated amortization, totaled $30.9 million as of January 31, 2002. We periodically evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology and capitalized software. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of the fiscal year. No impairment losses were recorded during the current quarter based on these measurements.

     Allowance For Doubtful Accounts. As of January 31, 2002, the allowance for doubtful accounts totaled $11.7 million. Management estimates the collectibility of our accounts receivable on an account-by-account basis. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. In addition, we provide for a general reserve on all accounts receivable aged greater than 60 days, using a specified percentage of the outstanding balance of all such accounts. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international exposures (such as currency devaluation), and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Income Taxes. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of January 31, 2002, net deferred tax assets totaled $172.5 million. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

    Revenue. Revenue consists of fees for perpetual and ratable licenses of our software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. We classify revenues as product, service or ratable license. Product revenue consists primarily of perpetual license revenue. Service revenue consists of PCS under perpetual licenses and fees for consulting services and training. Ratable license revenue consists of all revenue from our technology subscription licenses (TSLs) and from time-based licenses that include extended payment terms or unspecified additional products.

    TSLs are time-limited rights to use our software. Since TSLs include bundled product and services, both product and service revenue is generally recognized ratably over the term of the license, or, if later, as payments become due. The terms of TSLs, and the payments due thereon, may be structured flexibly to meet the needs of the customer. With minor exceptions, under TSLs, customers cannot obtain major new products developed or acquired during the term of their license without making an additional purchase.

    We introduced TSLs in the fourth quarter of fiscal 2000. The replacement of the prior form of time-based licenses by TSLs has impacted and will continue to impact our reported revenue. Under these ratable licenses, relatively little revenue is recognized during the quarter the product is initially delivered. The remaining amount is recorded as deferred revenue, to the extent that the license fee has been paid or invoiced, to be recognized over the term of the license or is considered backlog by the Company. This backlog is not recorded on our balance sheet. Under the prior form of time-based licenses, a high proportion of all license revenue was recognized in the quarter that the product was delivered, with relatively little recorded as deferred revenue or as backlog. Therefore, an order for a TSL will result in significantly lower current-period revenue than an equal-sized order under the prior form of time-based licenses.

    We set revenue targets for any given quarter based, in part, upon an assumption that we will achieve a certain license mix of perpetual licenses and TSLs. The actual mix of licenses sold affects the revenue we recognize in the period. If we are unable to achieve our target license mix, we may not meet our revenue targets. Our target license mix for total new software license orders is 15% to 25% perpetual licenses and 75% to 85% ratable licenses. In the first quarter of fiscal 2002, the license mix was approximately 28% perpetual licenses and 72% TSLs, in comparison to 21% perpetual licenses and 79% TSLs in the first quarter of fiscal 2001. Orders as a whole were lower than expected in the first quarter of fiscal 2002.

    As expected, revenue for the first quarter of fiscal 2002 increased 12% to $175.5 million as compared to $157.2 million for the first quarter of fiscal 2001. The increase in revenue in 2002 compared to 2001 is due primarily to the additional four quarters that the TSL license model has been used and the related increase in revenue due to the timing of revenue recognition under this license model.

    Product revenue remained relatively flat at $39.6 million for the first quarter of fiscal 2002, compared to $39.2 million for the first quarter of fiscal 2001 due primarily to the mix of licenses sold during each of these periods.

    Service revenue was $69.1 million and $87.0 million for the first quarters of 2002 and 2001, respectively. The decrease in service revenue is due, in part, to economic factors and to a decrease in maintenance renewals. Cost-cutting efforts by customers led to rescheduling of delivery dates on certain consulting projects and cancellation of others, and to the failure to renew maintenance support, which we believe is temporary in most cases. As a result, certain projects anticipated to produce revenue in the first quarter of 2002 were not completed. Further, many customers are curtailing training and travel expenses, resulting in fewer training contracts during the quarter. Assuming no improvement in the current economic climate, we anticipate that customers will continue to review their engagements with outside consultants, and may eliminate or defer those determined to be non-critical. In addition, service revenue is also impacted by three trends. First, new licenses structured as TSLs include bundled PCS. Second, customers with existing perpetual licenses are entering into new TSLs rather than renewing the PCS on the existing perpetual licenses. Third, customers with existing perpetual licenses are converting their existing perpetual licenses to TSLs.

    Revenue Expectations. For the second quarter and full fiscal year 2002, we expect revenue to consist of 25% to 30% product revenue, 35% to 40% TSLs and 32% to 37% services revenue, excluding the impact of the proposed mergers with Avant!. Due to uncertainties in the current economic global environment, we are unable to predict revenue with reasonable certainty for the full fiscal year 2002.

    International Revenue. The following table summarizes the performance of the various regions as a percent of total Company revenue:

                                                 THREE MONTHS ENDED
                                                     JANUARY 31,
                                         ----------------------------------
                                               2002              2001
                                         ----------------- ----------------
North America                                  62%               60%
Europe                                         19%               18%
Japan                                          10%               11%
Other                                           9%               11%
                                         ----------------- ----------------
Total                                         100%              100%
                                         ================= ================

    International revenue as a percentage of total revenue for the quarter ended January 31, 2002 decreased to 38% from 40% for the quarter ended January 31, 2001. In any given period, the geographic mix of revenue is influenced by the particular contracts closed during the quarter. The majority of our international sales are denominated in the U.S. dollar. There were no foreign exchange gains or losses that were material to our financial results during the three-month periods ended January 31, 2002 and 2001.

    Revenue - Product Groups. For management reporting purposes, our products have been organized into four distinct product groups -- IC Implementation, Verification and Test, Intellectual Property and System Level Design, Transistor Level Design -- and a services group -- Professional Services. The following table summarizes the revenue attributable to the various groups as a percentage of total company revenue for the last six quarters:



                                 Q1-2002   Q4-2001   Q3-2001    Q2-2001   Q1-2001   Q4-2000
                               ---------- --------- ---------  --------- --------- ---------
Revenue
  IC Implementation
   DC Family                       32%       32%       32%        33%       34%       33%
   Physical Synthesis               9         9         7          6         4         6
                               ---------- --------- ---------  --------- --------- ---------
                                   41        41        39         39        38        39
  Verification and Test            32        30        30         28        28        26
  IP and System Level Design       11        12        13         12        12        14
  Transistor Level Design           8         6         8          7         9         7
  Professional Services             8        11        10         14        13        14
                               ---------- --------- --------- ---------- ---------- --------
   Total Company                  100%      100%      100%       100%      100%      100%
                               ========== ========= ========= ========== ========== ========

    IC Implementation. IC implementation includes two product categories, the Design Compiler (DC) Family and Physical Synthesis. The DC Family includes
Design Compiler and all ancillary and related logic design products. As a percentage of total revenue, the DC Family has remained relatively flat over the last six quarters, ranging from 32% to 34%.

    Included in the Physical Synthesis family are Physical Compiler, a product that unifies synthesis, placement and global routing, Chip Architect, a chip floor-planning product, Flex Route, a top level router and our recently introduced products - ClockTree Compiler, a clock tree synthesis product, and Route Compiler, a standard cell router integrated into Physical Compiler that completes detailed routing. As a percent of revenue, quarterly revenue from this product family has increased sequentially over the last six quarters with the exception of the first quarter of 2001 fiscal. The decrease in revenue as a percent of total revenue in the first quarter of 2001 compared to the fourth quarter of 2000 is due to the mix of license types sold in the quarter; specifically, fewer perpetual licenses were sold in the first quarter of 2001 compared to the preceding and following quarters.

    Verification and Test. Verification and Test includes our simulation, timing analysis, formal verification and test products. Revenue has increased in each quarter since the introduction of our ratable license model. This increase in revenue as a percent of total revenue is primarily due to increased subscription revenue for VCS and Prime Time as a result of the quarterly amortization of deferred revenue which is an inherent result of the use of the ratable license model.

    Intellectual Property and System Level Design (IP&S). Our IP&S products include the DesignWare library of design components and verification models, and system design products. Revenue as a percent of total revenue decreased from the fourth quarter of fiscal 2000 to the first quarter of fiscal 2001. Revenue has remained relatively flat over the last five quarters, ranging from 11% to 13% due in part to the fact that the term of many these licenses has been extended from one to three years.

    Transistor Level Design. Our transistor level design product group includes tools that are used in transistor-level simulation and analysis. Revenue from this product group as a percentage of total revenues have fluctuated since the introduction of TSLs as a result of the mix of license types of orders received. Because this is a relatively small product group, the revenue fluctuations have resulted in a trend in revenue as a percent of total revenue that is relatively flat over the last six quarters.

    Professional Services. The Professional Services group includes consulting and training activities. This group provides consulting services, including design methodology assistance, specialized telecommunications systems design services and turnkey design. Revenue from professional services as a percentage of total revenues has declined from 14% in the fourth quarter of fiscal 2000 to 8% in the first quarter of fiscal 2002, reflecting, as described above under "Revenue" the impact of the economic environment.

    Cost of Revenue. Cost of revenue consists of cost of ratable license revenue, cost of product revenue and cost of service revenue. Cost of ratable license revenue includes the costs of product and services related to our TSLs since TSLs include bundled product and services. Cost of product revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the components of our hardware system products. The cost of internally developed capitalized software is amortized based on the greater of the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line method over the software's estimated economic life of approximately two years. Cost of service revenue includes consulting services, personnel and related costs associated with providing training and PCS on perpetual licenses. The cost of each of ratable license, product and service revenue is heavily dependent on an absolute basis on the mix of software orders received during the period because the cost of the product and service bundled in TSLs is included in the cost of ratable license revenue.

    Cost of ratable license revenue was 16% in the first quarter of fiscal 2002 and 23% for the first quarter of 2001. The decrease in the cost of ratable license revenue as a percent of the related revenue is due to the increased ratable license revenue base.

    Cost of product revenue decreased slightly to 10% of total product revenue for the three months ended January 31, 2002, as compared to 12% for the same period during 2001. This decrease in cost of product revenue as a percentage of total product revenue is due in part to the wind-down of our internet business unit during the third quarter of fiscal 2001.

    Cost of service revenue as a percentage of total service revenue was 30% and 23% for the first quarters of fiscal 2002 and 2001, respectively. The increase in cost of service revenue as a percentage of total service revenue is due primarily to the decline in total service revenue and to decreased utilization of our professional services personnel, both as a result of the economic environment.

    Cost of Revenue Targets - Fiscal 2002. During fiscal 2002, we expect that the cost of product revenue as a percent of total product revenue and the cost of TSL revenue as a percent of total TSL revenue will each remain flat or decrease slightly. For the remainder of fiscal 2002, assuming no improvement in the current economic climate, we expect the cost of service revenue as a percent of the related revenue to remain relatively flat or increase slightly in comparison to the first quarter of fiscal 2002.

    Research and Development. Research and development expenses increased by 5% to $48.7 million in the first quarter of fiscal 2002, from $46.2 million in the same quarter of last year, both net of capitalized software development costs. Research and development expenses represented 28% and 29% of total revenue in the first fiscal quarter of 2002 and 2001, respectively. The increase in terms of dollars is due to the increase in compensation and compensation-related costs of $4.8 million related to higher levels of research and development staffing and annual merit and cost of living increases, which were implemented in the second quarter of 2001. These increases are offset by lower employee benefit costs related to a change in our health and welfare benefit programs. Expenses related to consultants and other expenses, including travel, communications, supplies and recruiting, decreased $1.5 million and $0.7 million, respectively, as a result of our cost reduction programs.

    Sales and Marketing. Sales and marketing expenses decreased by 14% to $59.8 million in the first quarter of fiscal 2002 from $69.6 million in the same quarter last year. Sales and marketing expenses represented 34% and 44% of total revenue in the first fiscal quarter of 2002 and 2001, respectively. The decrease in the three-month period in fiscal 2002 in comparison to fiscal 2001 in terms of dollars and as a percent of revenue resulted in part from a decrease in compensation and compensation-related costs of $6.3 million due to a decline in sales commissions as well as a decrease in the cost of benefits related to a change in our health and welfare benefit programs. These decreases were offset by annual merit and cost of living increases, which were implemented in the second quarter of 2001. Employee functions also decreased $1.3 million as a result of the Company's cost reduction efforts and the postponing of the annual sales conference, normally held in November, in response to the events of September 11, 2001. Finally, consulting expense decreased $1.2 million, also due to the Company's cost reduction efforts.

    General and Administrative. General and administrative expenses increased 12% to $18.7 million in the first quarter of fiscal 2002, compared to $16.7 million in the same quarter last year. General and administrative expenses represented 11% of total revenue for the three-month periods ended January 31, 2002 and 2001. The increase in spending in fiscal 2002 in comparison to fiscal 2001 is due in part to an increase in litigation expenses relating to certain legal actions initiated by Synopsys. Compensation and compensation-related costs also increased $0.9 million over the prior year quarter as a result of annual merit and cost of living increases which were implemented in the second quarter of 2001 and to costs associated with the reorganization of certain human resource functions, including severance pay. These increases are offset by lower employee benefit costs related to a change in our health and welfare benefit programs. Maintenance expense also decreased $0.3 million in comparison to the prior year due to a decrease in rates for various maintenance contracts.

    Operating Expense Targets - Fiscal 2002. As a result of our cost-cutting measures implemented in the fourth quarter of fiscal 2001 and the first quarter of 2002, including the workforce reduction implemented in the first quarter of 2002, we expect that total operating expenses for the remainder of fiscal year 2002 and for the full fiscal year 2002 will decrease in comparison to fiscal 2001 levels and, on a quarterly basis, in comparison to expense levels in the first quarter of 2002.

    Amortization of Intangible Assets. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Intangible assets and goodwill are amortized over their estimated useful life of three to five years. We assess the recoverability of goodwill by estimating whether the unamortized cost will be recovered through estimated future undiscounted cash flows. Amortization of intangible assets charged to operations in the first quarter of fiscal 2002 was $4.0 million compared to $4.2 million for the same period last year. The Financial Accounting Standards Board recently issued new guidance with respect to the amortization and evaluation of goodwill. This new guidance is discussed below under Effect of New Accounting Standards.

    Other Income, Net. Other income, net was $11.1 million in the first quarter of fiscal 2002, as compared to $25.5 million in the same quarter in the prior year. This decrease was due in part to the fact that the first quarter of fiscal 2001 includes a gain of $10.6 million on the sale of our silicon libraries business to Artisan Components, Inc. Further, the gains recognized on the sale of securities during the first quarter of fiscal 2002 were $5.6 million, compared to $13.8 million for the same period during 2001. Interest income for the first quarter of 2002 was $2.2 million compared to $4.2 million for the first quarter of 2001. Although cash balances were higher as of January 31, 2002 than a year ago, a significantly lower interest rate environment resulted in a decrease in interest income. These decreases are offset by an increase in rental income, which was $2.5 million for the first quarter of fiscal 2002, compared to $1.3 million for the same period during 2001. The first quarter of 2001 includes investment impairment charges of approximately $3.4 million to write down the carrying value of certain assets held in our venture fund valued at $6.8 million to the best estimate of net realizable value. There were no impairments during the three months ended January 31, 2002. The remaining changes to other income, net relate to the amortization of premium forwards and foreign exchange gains and losses recognized during the quarter.

     Impairment charges relate to certain investments in non-public companies and represent management's estimate of the impairment incurred during the period as a result of specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is not a market in which their value is readily determinable, we assess each investment for indicators of impairment at each quarter end based primarily on achievement of business plan objectives and current market conditions, among other factors, and information available to us at the time of this quarterly assessment. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies.

    Subsequent Events. In March 2002, we implemented a workforce reduction. The purpose was to reduce expenses by decreasing the number of employees in all departments both domestically and internationally. As a result of the program implementation, we expect to record a pre-tax charge of between $3.7 million and $4.2 million during the second quarter of fiscal 2002. The charge consists of severance and other special termination benefits.

     In March 2002, one of the Company's portfolio investments began negotiations to be acquired by a third party. As a result of these negotiations, Synopsys does not expect to recover the carrying value of its investment in the portfolio company of $3.0.million.

     As discussed below, on March 12, 2002, Synopsys and IKOS Systems, Inc. executed a termination agreement by which the parties terminated the merger agreement between Synopsys and IKOS dated July 2, 2001 and pursuant to which IKOS paid Synopsys the $5.5 million termination fee required by such merger agreement. Total costs incurred by the Company in connection with the IKOS merger of approximately $2.0 million will be expensed in second quarter of fiscal 2002.

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

    The following table presents the carrying value and related weighted-average interest return for our investment portfolio. The carrying value approximates fair value at January 31, 2002. In accordance with our investment policy, the weighted-average duration of our invested funds portfolio does not exceed one year.

    Principal (Notional) Amounts in U.S. Dollars:

                                                                WEIGHTED AVERAGE
                                                  CARRYING          AFTER TAX
 (in thousands, except interest rates)             AMOUNT        INTEREST RETURN
                                               ---------------- ----------------
 Short-term investments - fixed rate                 206,790         1.36%
 Money market funds - variable rate                  185,642         1.48%
                                               ----------------
    Total interest bearing instruments         $     392,432         1.42%
                                               ================

    Foreign Currency Risk. At the present time, we do not generally hedge anticipated foreign currency cash flows but hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies. Hedging activities undertaken are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon the accuracy of our estimates of balances denominated in various currencies, primarily the Euro, Japanese yen, Taiwan dollar, British pound sterling, Canadian dollar, and Singapore dollar. We had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $75.6 million as of January 31, 2002. Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these hedging transactions will be effective in the future.

    The following table provides information about our foreign exchange forward contracts at January 31, 2002. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate at January 31, 2002. These forward contracts mature in approximately thirty days.

Short-Term Forward Contracts to Sell and Buy Foreign Currencies in U.S. Dollars:

                                             USD AMOUNT      CONTRACT RATE
                                           ---------------- ---------------
  (in thousands, except for contract rates)
  Forward Net Contract Values:
    Euro                                    $    53,985        1.1578
    Japanese yen                                  9,726        133.71
    Taiwan Dollar                                 2,719         35.03
    British pound sterling                          845        0.7089
    Canadian dollar                               4,149        1.5928
    Singapore dollar                              2,630        1.8334
    Euro/Taiwan Dollar                            1,591        30.452
                                          ----------------
                                            $    75,645
                                          ================

    The unrealized gains/losses on the outstanding forward contracts at January 31, 2002 were immaterial to our consolidated financial statements. The realized gain/losses on these contracts as they matured were not material to our consolidated financial position, results of operations or cash flows for the periods presented.

    We apply Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended, in accounting for its derivative financial instruments. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged anticipated transaction affects earnings. The ineffective portion of the hedge is recognized in earnings immediately. We do not believe that ongoing application of SFAS 133 will significantly alter our hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income. Apart from our foreign currency hedging and forward sales of certain equity investments, we do not use derivative financial instruments. In particular, we do not use derivative financial instruments for speculative or trading purposes.

    Termination of Agreement to Acquire IKOS Systems, Inc. On July 2, 2001, we entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with IKOS Systems, Inc. (IKOS). The Merger Agreement provided for the acquisition of all outstanding shares of IKOS common stock by Synopsys..

     On December 7, 2001, Mentor Graphics Corporation commenced a cash tender offer to acquire all of the outstanding shares of IKOS common stock at $11.00 per share, subject to certain conditions. On March 4, 2002, IKOS delivered to Synopsys a notification stating that the offer from Mentor constituted a superior proposal under the terms of the Synopsys-IKOS merger agreement, which gave IKOS the right to terminate the merger agreement if Synopsys did not make a proposal that was at least as favorable as the Mentor bid within five business days of notice from IKOS. IKOS gave such notice to Synopsys on March 4, 2002 and the five business day period expired on March 11, 2002 without Synopsys making an alternative proposal. As a result, on March 12, 2002, Synopsys and IKOS executed a termination agreement by which the parties terminated the Synopsys-IKOS merger agreement and pursuant to which IKOS paid Synopsys the $5.5 million termination fee required by the Synopsys-IKOS merger agreement.

    Proposed Acquisition of Avant! Corporation. On December 3, 2001, we entered into an Agreement and Plan of Merger with Avant! Corporation (Avant!) by which Avant! will merge with and into a wholly owned subsidiary of Synopsys. We will account for the merger under the purchase method of accounting.

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

    We adopted the provisions of SFAS 141 on July 1, 2001. Under SFAS 141, goodwill and intangible assets with indefinite useful lives acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted, will not be amortized but will continue to be evaluated for impairment in accordance with SFAS 121. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with current accounting guidance until the date of adoption of SFAS 142.

    Upon adoption of SFAS 142, we must evaluate its existing intangible assets and goodwill acquired in purchase business combinations prior to July 1, 2001, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. We will also be required to test goodwill for impairment in accordance with the provisions of SFAS 142 within the six-month period following adoption. Any impairment loss will be measured as of the date of adoption and recognized immediately as the cumulative effect of a change in accounting principle. Any subsequent impairment losses will be included in operating activities.

    We expect to adopt SFAS 142 on November 1, 2002. As of January 31, 2002, unamortized goodwill is $30.9 million, which, in accordance with the Statements, will continue to be amortized until the date of adoption of SFAS 142. Amortization of goodwill and other intangible assets for the three-month period ended January 31, 2002 was $4.0 million. The Company does not have any intangible assets with an indefinite useful life. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments were $438.8 million at January 31, 2002, a decrease of $37.5 million, or 8%, from October 31, 2001. Cash used in operating activities was $72.0 million for the three months ended January 31, 2002 compared to $14.7 million provided by operating activities for the same period in the prior year. The decrease in cash flows from operating activities is due primarily to payments for income taxes and other liabilities made during the quarter as well as a decrease in the deferred revenue liability.

    Cash used in investing activities was $13.3 million in the first three months of 2002 compared to $155.6 million provided by investing activities during same period in 2001. The decrease in cash provided by investing activities of $168.9 million is primarily due to net proceeds from the sale of short- and long-term investments totaling $5.0 million for the three months ended January 31, 2002 as compared to net proceeds of investments totaling $170.0 million for the same period during 2001. Capital expenditures totaled $17.8 million in the first three months of fiscal 2002 as we continue to invest in fixed assets, primarily related to construction of our Oregon facilities and computing equipment to upgrade our infrastructure systems. In addition, cash proceeds from the sale of our silicon libraries business were $4.1 million in the first quarter of fiscal 2001.

    Cash provided by financing activities was $42.8 million for the three months ended January 31, 2002 compared to $119.4 million used in financing activities during the same period during fiscal 2001. Financing proceeds from the exercise of stock options during the three months ended January 31, 2002 were $42.8 million compared to $28.2 for the three months ended January 31, 2001. The primary financing uses of cash during the first quarter of 2001 were for the purchase of treasury stock and payment of obligations totaling $144.5 million and $3.1 million, respectively. We did not purchase any treasury stock during the first quarter of fiscal 2002. However, we may resume the program in the second quarter of fiscal 2002, depending on the timing of cash collections and the closing of the Avant! transaction.

    Accounts receivable remained flat at $146.3 million at January 31, 2002 compared to October 31, 2001. Days sales outstanding, which is calculated based on revenues for the most recent quarter and accounts receivable as of the balance sheet date, increased to 76 days as of January 31, 2002 from 73 days at October 31, 2001 as a result of a decrease in revenues in the quarter ended January 31, 2002 compared to the quarter ended October 31, 2001.

    Our principle sources of cash are collections of accounts receivable and the issuance of common stock. We believe that our current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy our business requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Weakness in the semiconductor and electronics businesses may negatively impact Synopsys' business. Synopsys' business depends on the semiconductor and electronics businesses. In 2001, these businesses experienced their sharpest decline in orders and revenue in over 20 years and this weakness has continued in 2002.

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

    Synopsys' revenue and earnings may fluctuate. Many factors affect our revenue and earnings, which makes it difficult to achieve predictable revenue and earnings growth. Among these factors are customer product and service demand, product license terms, and the timing of revenue recognition on products and services sold. The following specific factors could affect our revenue and earnings in a particular quarter or over several quarterly or annual periods:

o Our products are complex, and before buying them customers spend a great deal of time reviewing and testing them. Our customers' evaluation and purchase cycles do not necessarily match our quarterly periods. We received a disproportionate volume of orders in the last week of a quarter. In addition, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders for that period could be below our plan and our revenue for that period or future periods could be below any targets we may have published.

o Accounting rules determine when revenue is recognized on our orders, and therefore impact how much revenue we will report in any given fiscal period. The authoritative literature under which Synopsys recognizes revenue has been, and is expected to continue to be, the subject of much interpretative guidance. In general, after the adoption of TSLs in the fourth quarter of fiscal 2000, most orders for our products and services yield revenue over multiple quarters or years or upon completion of performance rather than at the time the product is shipped. For any given order, however, the specific terms agreed to with a customer may have the effect of requiring deferral or acceleration of revenue in whole or in part. Therefore, for any given fiscal period it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet or exceed our revenue and/or earnings plan because of backlog and deferred revenue, while aggregate orders are under plan.

o Our revenue and earnings targets are based, in part, upon an assumption that we will achieve a license mix of perpetual licenses (on which revenue is generally recognized in the quarter shipped) and TSLs (on which revenue is recognized over the term of license) that includes 15% to 25% perpetual licenses. If we are unable to achieve a mix in this range our ability to achieve short-term or long-term revenue and/or earnings targets may be impaired.

    Synopsys may not be able to successfully compete in the EDA industry, which would have a material adverse effect on Synopsys' results of operations. The EDA industry is highly competitive. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities for a share of the overall EDA budgets of our potential customers. In general, competition is based on product quality and features, post-sale support, price and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc., Avant! and Mentor Graphics Corporation, as well as companies, including numerous recently public and start-up companies, that offer products focused on a discrete phase of the integrated circuit design process. In certain situations, Synopsys' competitors have been offering aggressive discounts on certain of their products, in particular simulation and synthesis products. As a result, average prices for these products may fall.

    Technology advances and customer requirements continue to fuel a change in the nature of competition among EDA vendors, which could hurt Synopsys' ability to compete. Increasingly, EDA companies compete on the basis of design flows involving integrated logic and physical design products (referred to as physical synthesis products) rather than on the basis of individual point tools performing a discrete phase of the design process. The need to offer physical synthesis products will become increasingly important as ICs grow more complex. Our physical synthesis products compete principally with products from Cadence and Magma Design Automation, both of which include more complete physical design capabilities. We are working on completing our design flow. In June 2001, we announced two physical design products, and in December 2001 we announced the Avant! merger. However, there can be no guarantee that we will be able to offer a competitive complete design flow to customers as a result of these efforts or the proposed Avant! merger. If we are unsuccessful in developing a complete design flow on a timely basis, if the Avant! merger is not completed or if we are unsuccessful in convincing customers to adopt our integrated design flow, our competitive position could be significantly weakened.

    Synopsys' revenue growth depends on new and non-synthesis products, which may not be accepted in the marketplace. Historically, much of our growth has been attributable to the strength of our logic synthesis products. Our DC Family of products accounted for 32% of revenue in the first quarter of fiscal 2002. We believe that orders and revenue for our flagship logic synthesis product, Design Compiler, and the DC Family, have peaked. Over the long term, we expect the contribution from the DC Family to decline as our customers transition from DC Family products to Physical Synthesis products. In order to meet our revenue plan, aggregate revenues products other than the DC family and from professional services must grow faster than our overall revenue growth target. If such revenue growth fails to meet our goals, it will be difficult for us to meet our overall revenue or earnings targets.

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

    Businesses that Synopsys has acquired or that Synopsys may acquire in the future may not perform as projected. We have acquired or merged with a number of companies in recent years, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. For example, in December 2001, Synopsys announced the Avant! merger. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems in integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, adverse effects on customer buying patterns and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to us, there is no assurance that any acquisition will have a positive effect on our performance.

    Stagnation of international economies would adversely affect our performance. During the three months ended January 31, 2002, 38% of our revenue was derived from outside North America, as compared to 40% during the same period in fiscal 2001. International sales are vulnerable to regional or worldwide economic or political conditions and to changes in foreign currency exchange rates. Economic conditions in Europe, Japan and the rest of Asia have deteriorated in recent quarters, and the longer this weakness persists the more likely it is to have a negative impact on our business. In particular, a number of our largest European customers are in the telecommunications equipment business, which has weakened considerably. The Japanese economy has been stagnant for several years, and may now be entering a recession. If the Japanese economy remains weak, revenue and orders from Japan, and perhaps the rest of Asia, could be adversely affected. In addition, the yen-dollar and Euro-dollar exchange rates remain subject to unpredictable fluctuations. Weakness of the yen could adversely affect revenue and orders from Japan during future quarters.
Asian countries other than Japan also have experienced economic and currency problems in recent years, and in most cases they have not fully recovered. If such conditions persist or worsen, orders and revenues from the Asia Pacific region would be adversely affected.

    A failure to recruit and retain key employees would have a material adverse effect on our ability to compete. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, and our headquarters is in Silicon Valley, where, despite recent economic conditions, skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA and IC design engineers, and the competition for such individuals is intense. Despite economic conditions, start-up activity in EDA remains significant, and a number of EDA companies have gone public in the past year. Experience at Synopsys is highly valued in the EDA industry and the general electronics industry, and our employees are recruited aggressively by our competitors and by start-up companies in many industries. In the past, we have experienced, and may continue to experience, significant employee turnover. There can be no assurance that we can continue to recruit and retain the technical and managerial personnel we need to run our business. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

    A failure to protect our proprietary technology would have a material adverse effect on Synopsys' financial condition and results of operations. Our success is dependent, in part, upon our proprietary technology and other intellectual property rights. We rely on agreements with customers, employees and others, and intellectual property laws, to protect our proprietary technology. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Moreover, effective intellectual property protection may be unavailable or limited in certain foreign countries. Failure to obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that infringement claims will not be asserted against us and any such claims could require us to enter into royalty arrangements or result in costly and time-consuming litigation or could subject us to damages or injunctions restricting our sale of products or could require us to redesign products.

    Our operating expenses do not fluctuate proportionately with fluctuations in revenues, which could materially adversely affect our results of operations in the event of a shortfall in revenue. Our operating expenses are based in part on our expectations of future revenue, and expense levels are generally committed in advance of revenue. Since only a small portion of our expenses varies with revenue, a shortfall in revenue translates directly into a reduction in net income. If we are unsuccessful in generating anticipated revenue or maintaining expenses within this range, however, our business, financial condition and results of operations could be materially adversely affected.

    Synopsys has adopted anti-takeover provisions, which may have the effect of delaying or preventing changes of control or management. We have adopted a number of provisions that could have anti-takeover effects. Our board of directors has adopted a Preferred Shares Rights Plan, commonly referred to as a poison pill. In addition, our board of directors has the authority, without further action by its stockholders, to issue additional shares of Common Stock and to fix the rights and preferences of, and to issue authorized but undesignated shares of Preferred Stock. These and other provisions of Synopsys' Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of Synopsys, including transactions in which the stockholders of Synopsys might otherwise receive a premium for their shares over then current market prices.

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

    As a result of entering into an agreement to acquire Avant!, Synopsys is subject to additional risks and uncertainties, including the following:

o Synopsys May Fail To Integrate Successfully Synopsys' and Avant!'s Operations. As a Result, Synopsys and Avant! May Not Achieve the Anticipated Benefits of the Merger and the Price of Synopsys Common Shares Might Be Adversely Affected. Synopsys and Avant! entered into the merger agreement with the expectation that the merger will result in benefits to Synopsys and Avant!, including the offering of a complete and, over time, integrated set of software products for the design and verification of complex integrated circuits to its customers. However, the expected benefits may not be fully realized. Achieving the benefits of the merger will depend on many factors, including the successful and timely integration of the products, technology and sales operations of the two companies following the completion of the merger. These integration efforts may be difficult and time consuming, especially considering the highly technical and complex nature of each company's products. Failure to achieve a successful and timely integration of their respective products and sales operations could result in the loss of existing or potential customers of Synopsys and Avant! and could have a material adverse effect on the business, financial condition and results of operations of Synopsys and its subsidiaries, including Avant!, and on the price of Synopsys common shares. Integration efforts between the two companies will also divert significant management attention and resources. This diversion of attention and resources could have an adverse effect on Synopsys during such transition period.

o Following the Avant! merger, Synopsys Currently Expects to Change the Mix of License Types under which Avant! Products Are Sold which Will Lower Avant!'s Revenue in the Short Term. Synopsys expects to change the mix of license types under which Avant! products are sold to include a greater proportion of licenses under which revenue is recognized ratably over the license term rather than in the quarter of shipment. This change will result in a reduction in reported revenue in the near term attributable to licenses of Avant! products as compared to the revenue that would have been recognized had the license mix not been changed. Conversely, the change in license mix will result in an increase in backlog to be recognized as revenue in subsequent periods attributable to licenses of Avant! products.

o Avant! Has Been Required To Pay Substantial Amounts in the Recent Resolution of Criminal Litigation, and Might Be Required To Pay Substantial Additional Amounts under Pending Lawsuits. Avant! and its subsidiaries are engaged in a number of material civil litigation matters, including a civil litigation matter brought by Cadence, which in this document we refer to as the Avant!/Cadence litigation. The Avant!/Cadence litigation generally arises out of the same set of facts that were the subject of a criminal action brought against Avant! and several individuals by the District Attorney of Santa Clara County, California, which action we refer to as the Santa Clara criminal action. Avant!, Gerald C. Hsu, Chairman of Avant! and five former Avant! employees pled no contest to certain of the charges in the Santa Clara criminal action. As part of that plea, Avant! paid approximately $35.3 million in fines and $195.4 million in restitution.

    Cadence seeks compensatory damages and treble or other exemplary damages from Avant! in the Avant!/Cadence litigation under theories of copyright infringement, misappropriation of trade secrets, inducing breach of contract and false advertising. Avant! believes it has defenses to all of Cadence's claims in the Avant!/Cadence litigation and intends to defend itself vigorously. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the $195.4 million restitution paid to Cadence in the Santa Clara criminal action. Cadence has not fully quantified the amount of damages it seeks in the Avant!/Cadence litigation. However, in the Santa Clara criminal action, Cadence claimed losses of $683.3 million. Ultimately, the court in the Santa Clara criminal action required Avant! to pay Cadence restitution in the amount of $195.4 million.

    Injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated portions of Cadence's Design Framework II source code, which in this document we refer to as DFII. The injunctions also prohibit Avant! from possessing, using, selling or licensing any product or work copied or derived from DFII and directly or indirectly marketing, selling leasing, licensing, copying or transferring any of the ArcCell or Aquarius products. Avant! ceased marketing, selling, leasing, licensing or supporting all of the ArcCell or Aquarius products in 1996 and 1999, respectively. The DFII code is not incorporated in any current Avant! product. Although Cadence has not made a claim in the Avant!/Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence's intellectual property rights, Cadence has publicly implied that it intends to assert such claims. Avant! believes it would have defenses to any such claims, and Avant! would defend itself vigorously. Nonetheless, should Cadence be successful at proving that any past or then-current Avant! product incorporated intellectual property misappropriated from Cadence, Avant! could be permanently enjoined from further use of such intellectual property, which might require modification to existing products and/or suspension of the sale of such products until such Cadence intellectual property was removed.

    Avant! is also engaged in other material litigation matters. Silvaco International and Silvaco Data Systems maintain an action against Avant! in which they were awarded damages of over $26 million by the trial court on claims for defamation and intentional interference with economic advantage, based on statements made between November 1995 and June 1996 to Silvaco customers and prospective customers by Meta Software, Inc., which Avant! acquired in 1996. Additionally, Avant! may have obligations to indemnify some or all of the defendants in three shareholder derivative complaints, purportedly brought on behalf of and for the benefit of Avant!, against the Avant! board of directors seeking unspecified damages related to compensation, the Avant!/Cadence litigation and the Santa Clara criminal action. Sequence Design, Inc. filed an action against Avant! alleging that Star-RC and Star-RCXT, Avant!'s key parasitic extraction products, infringe a patent owned by Sequence and seeking unspecified damages. Silicon Valley Research, Inc. filed an action against Avant! alleging that Avant!'s use of Cadence trade secrets damaged it by allowing Avant! to develop and market products more quickly and cheaply and that were more attractive to customers. Renco Investment Company filed an action against Avant! seeking over $43 million in rental payments and related damages associated with Avant!'s lease of a property that it assigned to Comdisco, Inc., which subsequently filed Chapter 11 bankruptcy and rejected the lease. In addition, Avant! paid $47.5 million in April 2001 to settle two class actions that alleged securities law violations related to the Avant!/Cadence litigation and in February agreed to pay $5.4 million to settle claims between it and Dynasty Capital Services LLC and Randolph L. Tom. The Avant!/Cadence litigation, other existing litigation and other potential litigation, regardless of the outcome, may continue to result in substantial costs and expenses and significant diversion of effort by management, and may negatively impact relationships with customers. An adverse result in any of these pending litigation matters could seriously harm Avant!'s and, after the merger, Synopsys' business, financial condition and results of operations.

o The Insurer Under the Litigation Protection Insurance relating to the Avant!/Cadence Litigation May Be Prevented from Paying for Certain
    Losses on the Grounds that such Payment Violates Public Policy. Synopsys has agreed to enter into a policy with a subsidiary of American International Group, Inc., an insurance company rated AAA by Standard & Poors. Under the policy, insurance will be provided to pay Synopsys an amount equaling amounts paid in a settlement or final adjudication of the Avant!/Cadence litigation, including compensatory, exemplary and punitive damages, penalties, fines, attorneys' fees and certain indemnification costs arising out of the Avant!/Cadence litigation (covered loss). The policy does not provide coverage for litigation other than the Avant!/Cadence litigation. In exchange for a binding fee of $10 million paid by Synopsys, the insurer has issued a legally binding commitment to provide the coverage, effective following the closing of the Avant! merger. Such fee is refundable in part to Synopsys in the event the Avant! merger is not completed. Otherwise, the fee will be credited against the premium to make the insurance effective, which must be paid by Synopsys to the insurer on or about the closing of the Avant! merger. In return for a premium of $335 million, including the $10 million binding fee, the insurer will be obligated to pay covered loss up to a limit of liability equaling
    (a) $500 million plus (b) interest accruing at the fixed rate of 2%, compounded semi- annually, on $250 million, less previous losses. The policy will expire upon a final judgment or settlement of the Avant!/Cadence litigation or any earlier date upon Synopsys' election. Upon such expiration, Synopsys will be entitled to a payment equal to $250 million plus interest calculated as set forth above less any loss paid under the policy.

    In some jurisdictions, it is against public policy to provide insurance for willful acts, punitive damages or similar claims. This could potentially affect the validity and enforceability of certain elements of the litigation protection policy. The legal agreement governing the litigation protection insurance will expressly provide that the agreement will be governed by the laws of the State of Delaware and that any disputes arising out of or relating to the agreement will be resolved in the courts of the State of Delaware. Synopsys believes, based upon advice it has received from Delaware counsel, that a Delaware court would enforce both of these provisions, and moreover would enforce the arrangement under Delaware law, including to the extent it provides for insurance for Avant!'s willful acts and punitive damages. Nonetheless, there can be no assurance in this regard. In other cases, courts, including courts in California, have applied local law to insurance contracts irrespective of the parties' choice of law. Thus a court in a state other than Delaware could assert jurisdiction over the enforceability of this agreement and rule pursuant to the law of a state other than Delaware that the litigation protection insurance is not enforceable in whole or in part on grounds of public policy. For example, if there were to be litigation before a California court regarding the enforceability of the insurance policy, despite the parties' agreement that all disputes arising out of or relating to the agreement be resolved in the courts of the State of Delaware, it is possible that a California court night rule that, based upon the relationship of Synopsys, Avant!, Cadence and/or the Avant!/Cadence litigation to California, the enforceability of the litigation protection insurance should be governed by California law and that Section 533 of the California Insurance Code or another aspect of California law prevents the insurer form paying certain losses in whole or in part. A Delaware court might abide by such a ruling of a California court. To the extent the insurer is prevented from paying certain losses on grounds of public policy that would otherwise be covered by the insurance, Avant! will be required to pay that portion of the losses and the insurer may be obligated to refund a portion of the premium to Synopsys.

o Whether or Not the Avant! Merger is Completed, the Announcement of the Proposed Avant! Merger May Cause Disruptions in the Business of Synopsys, Which Could Have Material Adverse Effects on the Business and Operations of Synopsys. Whether or not the proposed Avant! merger is completed, Synopsys' customers, in response to the announcement of the proposed merger, may delay or defer decisions, which could have a material adverse effect on the business of Synopsys. Similarly, current and prospective Synopsys employees may experience uncertainty about their future roles with Synopsys. This may adversely affect Synopsys' ability to attract and retain key management, sales, marketing and technical personnel. The extent of this adverse effect could depend on the length of time prior to completion of the proposed merger or termination of the merger agreement.

o Failure to Complete the Avant! Merger Could Negatively Impact Synopsys Stock Price, Future Business and Operations. If the merger is not completed for any reason, Synopsys may be subject to a number of material risks, including the following: Synopsys may face difficulties in attracting strategic customers and partners who were expecting to use the integrated product suite proposed to be offered by the merged company, to assist in the development of new products by the separate companies; and certain costs relating to the proposed merger, such as legal, accounting, financial advisor and printing fees, must be paid even if the proposed Avant! merger is not completed.

o Following the Avant! Merger, Synopsys Will Not Have Control Over the Avant!/Cadence Litigation or the Authority to Settle the Avant!/Cadence Litigation except in Limited Circumstances. Under the terms of the litigation protection insurance obtained by Synopsys to protect itself with respect to the Avant!/Cadence litigation described above, which will become effective immediately following the merger, the insurer will have the right to exercise full control over the defense of the Avant!/Cadence litigation, including both the strategy and tactics to be employed. Further, the insurer will have the right to exclusively control the negotiation, discussion and terms of any proposed settlement, except that Synopsys will retain the right to settle the Avant!/Cadence litigation, with the consent of the insurer, for up to $250 million plus accrued interest less certain costs, and Synopsys and the defendants in the Avant!/Cadence litigation each will retain the right to consent or reasonably withhold consent to any settlement terms proposed by the insurer which are non-monetary and can be satisfied only by future performance or non-performance by Synopsys or such defendants, as the case may be. Therefore, following the merger, Synopsys will have a severely limited ability to control any risks associated with, and the timing related to, any liabilities resulting from the Avant!/Cadence litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Interest Rate Risk" and "Foreign Currency Risk" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On January 11, 2002, a Special Meeting of Stockholders of Synopsys, Inc. as held in Mountain View, California. One matter was submitted to the stockholders for approval.

1. The stockholders approved an amendment to the 1992 Stock Option Plan to extend the term of the Plan from January 13, 2002 to January 13, 2007, without requesting approval to issue additional shares under such Plan. The results of the voting are set forth below:

         For               Against          Abstain           Non-Votes
         ----------        ----------       ---------         ---------
         33,486,348        15,766,460       124,692           0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.)     Exhibits

         99.1 Termination Agreement by and among Synopsys, Inc., IKOS Systems, Inc. and Oak Merger Corporation, dated March 12, 2002.



(b.)     Reports on Form 8-k

         None.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    SYNOPSYS, INC.

    By:   /s/ ROBERT B. HENSKE
           ---------------------
           Robert B. Henske
    Senior Vice President, Finance and Operations, and Chief Financial Officer
           (Principal Financial Officer)

           Date: March 19, 2002