Form 10-Q
period 2002-05-04
SYNOPSYS INC
filed 2002-06-17
CIK 883241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (MARK ONE)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

                        OR

           (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM          TO

                    COMMISSION FILE NUMBER: 0-19807
                           ----------------

                                 SYNOPSYS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                56-1546236
         --------------------                     -------------------
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

              76,293,192 shares of Common Stock as of June 7, 2002

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS..................................................3
        CONDENSED CONSOLIDATED BALANCE SHEETS.................................3
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME.................4
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
          CASH FLOWS..........................................................5
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS............................................14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............30
PART II.OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................30
SIGNATURES...................................................................30

PART I

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                       APRIL 30,    OCTOBER 31,
                                                         2002          2001
                                                    -------------   -----------
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                         $    483,570   $   271,696
  Short-term investments                                  48,170       204,740
                                                    -------------- -------------
     Total cash and short-term investments               531,740       476,436
  Accounts receivable, net of allowances of
        $10,912 and $11,027, respectively                151,953       146,294
  Deferred taxes                                         152,486       149,239
  Prepaid expenses and other                              30,919        19,413
                                                    -------------- -------------
     Total current assets                                867,098       791,382

Property and equipment, net                              194,225       192,304
Long-term investments                                     54,634        61,699
Intangible assets, net                                    26,974        35,077
Other assets                                              53,358        48,445
                                                    -------------- -------------
     Total assets                                   $  1,196,289   $  1,128,907
                                                    ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $    108,741   $   135,272
  Current portion of long-term debt                          515           535
  Accrued income taxes                                    55,756       110,561
  Deferred revenue                                       327,319       290,052
                                                    -------------- -------------
     Total current liabilities                           492,331       536,420
                                                    -------------- -------------

Deferred compensation and other liabilities               23,392        17,124
Long-term deferred revenue                                69,545        89,707

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares
        authorized; no shares outstanding                    --             --
  Common stock, $.01 par value; 400,000 shares
        authorized; 61,637 and 59,428 shares
        outstanding, respectively                            616           595
  Additional paid-in capital                             588,595       575,403
  Retained earnings                                      451,318       436,662
  Treasury stock, at cost                               (434,937)     (531,117)
  Accumulated other comprehensive income                   5,429         4,113
                                                    -------------- -------------
     Total stockholders' equity                          611,021       485,656
                                                    -------------- -------------
     Total liabilities and stockholders' equity     $  1,196,289   $ 1,128,907
                                                    ============== =============

   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           APRIL 30,               APRIL 30,
                                                      2002        2001         2002        2001
                                                   ----------- ----------- ----------- -----------
Revenue:
   Product                                         $   52,293  $   33,102  $   91,848  $   72,294
   Service                                             65,765      91,501     134,858     178,470
   Ratable license                                     67,580      38,921     134,477      69,914
                                                   ----------- ----------- ----------- -----------
      Total revenue                                   185,638     163,524     361,183     320,678
                                                   ----------- ----------- ----------- -----------
Cost of revenue:
   Product                                              3,221       4,956       7,287       9,546
   Service                                             17,391      19,922      38,075      40,290
   Ratable license                                     13,780       6,078      24,220      13,175
                                                   ----------- ----------- ----------- -----------
      Total cost of revenue                            34,392      30,956      69,582      63,011
                                                   ----------- ----------- ----------- -----------
Gross margin                                          151,246     132,568     291,601     257,667
Operating expenses:
   Research and development                            46,649      47,636      95,355      93,857
   Sales and marketing                                 63,201      69,202     123,000     138,781
   General and administrative                          17,537      15,104      36,245      31,793
   Amortization of intangible assets                    4,356       4,179       8,400       8,351
                                                   ----------- ----------- ----------- -----------
      Total operating expenses                        131,743     136,121     263,000     272,782
                                                   ----------- ----------- ----------- -----------
Operating (loss) income                                19,503      (3,553)     28,601     (15,115)
Other income, net                                      11,213      21,921      22,294      47,402
                                                   ----------- ----------- ----------- -----------
Income before provision for income taxes               30,716      18,368      50,895      32,287
Provision for income taxes                              9,336       5,878      15,463      10,332
                                                   ----------- ----------- ----------- -----------
      Net income                                   $   21,380  $   12,490  $   35,432  $   21,955
                                                   =========== =========== =========== ===========

   Basic earnings per share                        $     0.35  $     0.21  $     0.58  $     0.35
                                                   =========== =========== =========== ===========
   Weighted average common shares outstanding          61,232      60,776      60,670      62,822
                                                   =========== =========== =========== ===========

   Diluted earnings per share                      $     0.33  $     0.19  $     0.55  $     0.33
                                                   =========== =========== =========== ===========
   Weighted average common shares
      and dilutive stock options outstanding           64,934      65,384      64,956      66,836
                                                   =========== =========== =========== ===========


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        SIX MONTHS ENDED
                                                                            APRIL 30,
                                                                  --------------------------
                                                                       2002          2001
                                                                  ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   35,432    $    21,955
Adjustments  to reconcile net income to net cash flows
   (used in) provided by operating activities:
   Depreciation and amortization                                      34,266         31,991
   Tax benefit associated with stock options                          12,222          8,496
   Provision for doubtful accounts and sales returns                   1,767          1,237
   Interest accretion on notes payable                                    --            276
    Deferred rent                                                      1,736             56
    Deferred taxes                                                    (3,191)            --
   Gain on sale of long-term investments                             (11,062)       (29,553)
    Write-down of long-term investments                                3,500          4,348
   Gain on sale of silicon libraries business                             --        (10,580)
   Net changes in operating assets and liabilities:
     Accounts receivable                                              (7,426)        12,921
     Prepaid expenses and other current assets                       (11,506)           964
     Other assets                                                     (5,993)          (505)
     Accounts payable and accrued liabilities                        (26,931)       (38,815)
     Accrued income taxes                                            (54,805)       (14,160)
     Deferred revenue                                                 17,105        106,723
     Deferred compensation                                             5,256          1,567
                                                                  ------------- -------------
       Net cash (used in) provided by operating activities            (9,630)        96,921
                                                                  ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (26,542)       (33,592)
   Purchases of short-term investments                              (504,788)    (1,213,513)
   Proceeds from sales and maturities of short-term investments      659,931      1,248,923
   Purchases of long-term investments                                 (3,205)        (8,500)
   Proceeds from sale of long-term investments                        20,024         47,773
   Proceeds from the sale of silicon libraries business                   --          4,122
    Intangible assets, net                                                --           (252)
   Capitalization of software development costs                         (796)          (500)
                                                                  ------------- -------------
       Net cash (used in) provided by investing activities           144,624         44,461
                                                                  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt obligations                                           --         (5,068)
   Issuances of common stock                                          76,395         65,302
   Purchases of treasury stock                                            --       (206,320)
                                                                  ------------- -------------
       Net cash provided by (used in) financing activities            76,395       (146,086)
Effect of exchange rate changes on cash                                  485         (2,826)
                                                                  ------------- -------------
Net increase (decrease) in cash and cash equivalents                 211,874         (7,530)
Cash and cash equivalents, beginning of period                       271,696        153,120
                                                                  ------------- -------------
Cash and cash equivalents, end of period                          $  483,570    $   145,590
                                                                  ============= =============

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

    The unaudited condensed consolidated financial statements include the accounts of Synopsys and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations of the Company have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or the full fiscal year. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND COST OF REVENUE

    Revenue consists of fees for perpetual and time-based licenses for the Company's software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. The Company classifies its revenues as product, service or ratable license. Product revenue consists primarily of sales of perpetual licenses.

    Service revenue consists of fees for consulting services, training, and PCS associated with non-ratable time-based licenses or perpetual licenses. PCS sold with perpetual licenses is generally renewable, after any bundled PCS period expires, in one year increments for a fixed percentage of the perpetual list price, or, for perpetual license arrangements in excess of $2 million, as a percentage of the net license fee.

    Ratable license revenue is all fees related to time-based licenses bundled with PCS and sold as a single package (commonly referred to by the Company as a Technology Subscription License or TSL), and time-based licenses that include extended payment terms or unspecified additional products.

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

    COLLECTIBILITY IS PROBABLE. Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial positions and, ultimately, their ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company's credit review process, revenue is recognized on a cash-collected basis.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company expects to adopt SFAS 142 on November 1, 2002. As of April 30, 2002, unamortized goodwill is $27.0 million which, in accordance with the Statements, will continue to be amortized until the date of adoption of SFAS
142. Amortization of goodwill for the six-month period ended April 30, 2002 is $7.9 million. The Company does not have any intangible assets with an indefinite useful life. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS 143). SFAS 143 requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of SFAS 143 effective November 1, 2002. The Company is currently evaluating the impact of adoption of this Statement on its financial position and results of operations.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. The Company is required to adopt the provisions of SFAS 144 no later than November 1, 2002. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to current year presentation.

3.  STOCK REPURCHASE PROGRAM

    In July 2001, the Company's Board of Directors authorized a stock repurchase program under which Synopsys common stock with a market value up to $500 million may be acquired in the open market. This stock repurchase program replaced all prior repurchase programs authorized by the Board. Common shares repurchased are intended to be used for ongoing stock issuances under the Company's employee stock plans and for other corporate purposes. The July 2001 stock repurchase program expires on October 31, 2002. During the three-month and six-month periods ended April 30, 2001, the Company purchased 1.2 million and 4.2 million shares, respectively, of Synopsys common stock in the open market under a prior stock repurchase program, at average prices of $52 per share and $49 per share, respectively. The Company did not repurchase any shares during the three-month and six-month periods ended April 30, 2002. At April 30, 2002, approximately $481.9 million remained available for repurchases under the July 2001 program.

4.  COMPREHENSIVE INCOME

    The following table sets forth the components of comprehensive income, net of income tax expense:


                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      APRIL 30,              APRIL 30,
                                             ----------------------- --------------------------
                                                 2002        2001        2002          2001
                                             ----------- ----------- ------------ -------------
                                                              (IN THOUSANDS)
Net income                                   $  21,380   $  12,490   $   35,432   $   21,955
   Foreign currency translation adjustment      (2,113)      1,262          454       (2,826)
   Unrealized gain (loss) on investments         1,032      (6,039)       6,704      (20,138)
   Reclassification adjustment for realized
      gains on investments                      (2,873)     (9,363)      (5,842)      (1,128)
                                             ----------- ----------- ------------ -------------
Total comprehensive income (loss)            $  17,426   $  (1,650)  $   36,748   $   (2,137)
                                             =========== =========== ============ =============



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

    The following is a reconciliation of the weighted-average common shares used to calculate basic net earnings per share to the weighted-average common shares used to calculate diluted net income per share:

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           APRIL 30,               APRIL 30,
                                                 --------------------------- --------------------
                                                     2002          2001         2002      2001
                                                 ------------- ------------- --------- ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   NUMERATOR
      Net income                                 $  21,380     $  12,490   $  35,432   $  21,955
                                                 ============= =========== =========== ==========
   DENOMINATOR:
      Weighted-average common shares
       outstanding                                  61,232        60,776      60,670      62,822
      Effect of dilutive employee stock options      3,702         4,608       4,286       4,014
                                                 ------------- ----------- ----------- ----------
   Diluted common shares                            64,934        65,384      64,956      66,836
                                                 ============  ===========  =========== =========

   Basic earnings per share                      $    0.35     $    0.21   $    0.58   $    0.35
                                                 ============= =========== =========== ==========
   Diluted earnings per share                    $    0.33     $    0.19   $    0.55   $    0.33
                                                 ============= =========== =========== ==========


    The effect of dilutive employee stock options excludes approximately 5,511,000 and 2,720,000 stock options for the three-month periods ended April 30, 2002 and 2001, respectively, and 4,623,000 and 3,276,000 stock options for the six-month periods ended April 30, 2002 and 2001, respectively, which were anti-dilutive for earnings per share calculations.

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

    The disaggregated financial information reviewed by the CODM is as follows:

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           APRIL 30,                APRIL 30,
                                                   ----------------------- -----------------------
                                                       2002        2001        2002        2001
                                                   ----------- ----------- ----------- -----------
                                                                    (IN THOUSANDS)
Revenue:
    Product                                        $   52,293  $   33,102  $   91,848  $   72,294
    Service                                            65,765      91,501     134,858     178,470
    Ratable license                                    67,580      38,921     134,477      69,914
                                                   ----------- ----------- ----------- -----------
    Total revenue                                  $  185,638  $  163,524  $  361,183  $  320,678
                                                   =========== =========== =========== ===========
Gross margin                                       $  151,246  $  132,568  $  291,601  $  257,667
Operating income (loss) before amortization
    of intangible assets, and in-process research
    and development                                $   23,859  $      626  $   37,001  $   (6,764)


    There were no merger related or in-process research and development costs in the periods presented.

    Reconciliation of the Company's segment profit and loss to the Company's operating income (loss) before provision for income taxes is as follows:

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         APRIL 30,             APRIL 30,
                                                 --------------------- ------------------------
                                                    2002        2001       2002         2001
                                                 ---------- ---------- ------------ ------------
                                                                  (IN THOUSANDS)
Operating income (loss) before amortization of
  intangible assets                              $ 23,859   $    626   $   37,001   $   (6,764)
Amortization of intangible assets                  (4,356)    (4,179)      (8,400)      (8,351)
                                                 ---------- ---------- ------------ ------------
Operating income (loss)                          $ 19,503   $ (3,553)  $   28,601   $  (15,115)
                                                 ========== ========== ============ ============


    Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                           THREE MONTHS ENDED           SIX MONTHS ENDED
                               APRIL 30,                    APRIL 30,
                        ------------------------     ---------------------
                            2002        2001             2002          2001
                        -----------  -----------    ------------   ------------
                                            (IN THOUSANDS)
Revenue:
    United States       $  127,319   $  101,111      $  236,028    $  195,915
    Europe                  29,524       30,269          63,592        57,719
    Japan                   17,007       17,779          34,025        34,655
    Other                   11,788       14,365          27,538        32,389
                        -----------  ------------- -------------- --------------
      Consolidated      $  185,638   $  163,524      $  361,183    $  320,678
                        ===========  ============= ==============  =============


                              APRIL 30,        OCTOBER 31,
                               2002              2001
                          ---------------- -----------------
                                    (IN THOUSANDS)
Long-lived assets:
    United States         $    178,574     $     176,330
    Other                       15,651            15,974
                          ---------------- -----------------
    Consolidated          $    194,225     $     192,304
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

    The Company segregates revenue into five categories for purposes of internal management reporting: IC Implementation, including both the Design Compiler (DC) Family and Physical Synthesis; Verification and Test; Intellectual Property (IP) and System Level Design; Transistor Level Design; and Professional Services. Revenue for each of the categories is as follows:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          APRIL 30,               APRIL 30,
                                 -------------------------  --------------------
                                     2002         2001        2002       2001
                                 -----------   ----------  ---------  ----------
                                                   (IN THOUSANDS)
Revenue:
   IC Implementation
     DC Family                   $   58,260   $   53,578  $  113,748  $  107,423
     Physical Synthesis              20,327       10,495      35,364      16,655
   Verification and Test             56,560       45,321     113,506      89,543
   IP and System Level Design        19,972       19,938      39,773      38,379
   Transistor Level Design           15,072       10,730      29,832      24,195
   Professional Services             15,447       23,462      28,960      44,483
                                 -----------  ----------- ----------- ----------
     Consolidated                $  185,638   $  163,524  $  361,183  $  320,678
                                 ===========  =========== =========== ==========

7.  DERIVATIVE FINANCIAL INSTRUMENTS

    Available-for-sale equity investments accounted for under Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, (SFAS 115) are subject to market price risk. From time to time, the Company enters into and designates forward contracts to hedge variable cash flows from anticipated sales of these investments. The Company recorded a net realized gain on the sale of the available-for-sale investments including the settlement of forward contracts of $6.8 million and $15.3 million, respectively, during the three-month periods ended April 30, 2002 and 2001 and $12.4 million and $28.8 million, respectively, during the six-month periods ended April 30, 2002 and 2001 (net of premium amortization). As of April 30, 2002, the Company has recorded $17.9 million in long-term investments due to locked-in unrealized gains on the available-for-sale investments. As of April 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the forward sale contracts is 12 months.

8.  TERMINATION OF AGREEMENT TO ACQUIRE IKOS SYSTEMS, INC.

    On July 2, 2001, the Company entered into an Agreement and Plan of Merger with IKOS Systems, Inc. (IKOS). The Agreement provided for the acquisition of all outstanding shares of IKOS common stock by Synopsys.

    On December 7, 2001, Mentor Graphics Corporation (Mentor) commenced a cash tender offer to acquire all of the outstanding shares of IKOS common stock at $11.00 per share, subject to certain conditions. On March 12, 2002, Synopsys and IKOS executed a termination agreement by which the parties terminated the Synopsys-IKOS merger agreement and pursuant to which IKOS paid Synopsys the $5.5 million termination fee required under the Synopsys-IKOS merger agreement. This termination fee and $2.4 million of expenses incurred in conjunction with the acquisition are included in other income, net on the unaudited condensed consolidated statement of income. Synopsys subsequently executed a revised termination agreement with Mentor and IKOS in order to add Mentor as a party thereto.

9. WORKFORCE REDUCTION

    In March 2002, the Company implemented a workforce reduction. The purpose was to reduce expenses by decreasing the number of employees in all departments, both domestically and internationally. As a result, the Company's workforce was decreased by approximately 175 employees and a charge of approximately $3.9 million is included in operating expenses during the second quarter of fiscal 2002. This charge consists of severance and other special termination benefits.

10.  SUBSEQUENT EVENT - ACQUISITION OF AVANT! CORPORATION

    On June 6, 2002 (the "closing date"), the Company completed the merger with Avant! Corporation (Avant!), a company which develops, markets, licenses and supports electronic design automation software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits. Under the terms of the merger agreement between the Company and Avant!, Avant! merged with and into a wholly-owned subsidiary of Synopsys. The merger will be accounted for under the purchase method of accounting. The results of operations of Avant! are not included in the accompanying condensed consolidated financial statements because the merger occurred subsequent to the date of the Company's balance sheet.

    REASONS FOR THE ACQUISITION. The Synopsys Board of Directors unanimously approved the merger agreement at its December 1, 2001 meeting. In approving the merger agreement and making these determinations and recommendations, the Board of Directors consulted with legal and financial advisors as well as with management and considered a number of factors. These factors include the fact that the merger is expected to enable Synopsys and Avant! to offer their semiconductor customers a complete end-to-end solution for system-on-chip design that includes Synopsys' logic synthesis and design verification tools with Avant!'s advanced place and route, physical verification and design integrity products, thus increasing customers' design efficiencies. By increasing customer design efficiencies, Synopsys expects to be able to better compete for customers designing the next generation of semiconductors. Further, by gaining access to Avant!'s physical design and verification products, as well as its broad customer base and relationships, Synopsys will gain new opportunities to market its existing products. The foregoing discussion of the information and factors considered by the Synopsys Board of Directors is not intended to be exhaustive but includes the material factors considered by the Synopsys Board of Directors.

    PURCHASE PRICE. Holders of Avant! common stock received 0.371 of a share of Synopsys common stock (including the associated preferred stock rights) in exchange for each share of Avant! common stock (the exchange ratio) owned as of the closing date, aggregating 14.5 million shares of Synopsys common stock. The fair value of the Synopsys shares issued was based on a per share value of $54.74, which is equal to Synopsys' average last sale price per share as reported on the Nasdaq National Market for the trading-day period two days before and after December 3, 2001, the date of the merger agreement.

    The purchase consideration will include (a) the fair value of Synopsys common stock issued of approximately $795.4 million, (b) the estimated fair value of options to purchase Synopsys common stock to be issued, less the portion of the intrinsic value of Avant!'s unvested options applicable to the remaining vesting period, the determination of which amount is not complete as of the date of this filing, (c) estimated merger related costs of approximately $25 million, (d) employee severance costs, and (e) restructuring charges related to exiting certain of Avant!'s activities, including certain facilities, and workforce reductions, in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3.

    The estimated merger-related costs consist primarily of banking, legal and accounting fees, printing costs, and other directly related charges.

    Employee severance costs consist of a cash severance payment due upon the closing of the merger of $41.8 million to Avant!'s Chairman of the Board and cash severance payments to other employees of Avant!, the determination of which amount is not complete as of the date of this filing.

    As of the date of filing this Form 10-Q, the valuation of Avant!'s assets and liabilities, including identifiable intangible assets, as of the closing date has not been completed. Furthermore, completion of integration planning will result in additional accruals for severance costs and/or facilities closures. Such accruals will increase the purchase consideration and the allocation of the purchase consideration to goodwill. Due to acceleration provisions related to certain of Avant!'s stock options and the completion of the integration planning, including workforce reductions, the estimated fair value of options to purchase Synopsys common stock to be issued in the merger has not been determined as of the date of this filing.

    CADENCE LITIGATION. In connection with the merger, Synopsys has entered into a policy with a subsidiary of American International Group, Inc., a AAA rated insurance company, whereby insurance has been obtained for certain compensatory, exemplary and punitive damages, penalties and fines and attorneys' fees arising out of pending litigation between Avant! and Cadence Design Corporation, Inc. (the "Avant!/Cadence litigation" or the "covered loss"). The Avant!/Cadence litigation is described in the section entitled "Factors that May Affect Future Results". The policy does not provide coverage for litigation other than the Avant!/Cadence litigation.

    In return for a premium of $335 million, the insurer will be obligated to pay covered loss up to a limit of liability equaling (a) $500 million plus (b) interest accruing at the fixed rate of 2%, compounded semi-annually, on $250 million (the "interest component"), as reduced by previous covered losses. The policy will expire following a final judgment or settlement of the Avant!/Cadence litigation or any earlier date upon Synopsys' election. Upon such expiration, Synopsys will be entitled to a payment equal to $240 million plus the interest component less any covered loss (which, for this purpose, shall include legal fees only to the extent that the aggregate amount of such fees exceeds $10 million).

    The contingently refundable portion of the insurance premium ($240 million) will be included in the post-merger balance sheet as a long-term restricted asset. Interest earned on that amount will be included in other income, net in the post-merger statement of operations. The balance of the premium paid to the insurer ($95 million) will be recognized as expense in the third quarter of fiscal 2002.

    At the closing date, the Avant!/Cadence litigation has been accounted for as a pre-merger contingency because a litigation judgment or settlement amount, if any, is not probable or estimable. If a litigation loss becomes probable and estimable after the date of the merger, such loss will be included in net income.

    GOODWILL AND INTANGIBLE ASSETS. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets, acquired in the merger will not be amortized, consistent with the guidance with SFAS 142. Upon completion of the valuation of Avant!'s assets and liabilities, including identifiable intangible assets, any resulting allocation to acquired in-process research and development will be reflected in the post-merger statement of income. In addition, a portion of the purchase price will be allocated to identifiable intangible assets, including the following:

    Intangible Asset                        Estimated Useful Life
    -----------------------------------------------------------------------
    Core/developed technology               3 years
    Contract right intangible               3 years
    Customer installed base/relationship    6 years
    Trademarks and tradenames               3 years
    Covenants not to compete                The life of the related agreement
                                              (2 to 4 years)

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

    The accounting policies described below are the ones that most frequently require us to make estimates and judgments, and are therefore critical to understanding our results of operations.

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

    THE VENDOR'S FEE IS FIXED OR DETERMINABLE. In order to recognize revenue, we must make a judgment as to whether the arrangement fee is fixed or determinable. Except in cases where we grant extended payment terms to a specific customer, we have determined that our fees are fixed or determinable at the inception of our arrangements based on the following:

    o The fee our customers pay for our products is negotiated at the outset of an arrangement and is generally based on the specific volume of products to be delivered.

    o Our license fees are not a function of variable-pricing mechanisms such as the number of units distributed or copied by the customer or the expected number of users of the product delivered.

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

    VALUATION OF STRATEGIC INVESTMENTS. As of April 30, 2002, the adjusted cost of our strategic investments totaled $29.3 million. We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is not a market in which their value is readily determinable, we assess each investment for indicators of impairment at each quarter end based primarily on achievement of business plan objectives and current market conditions, among other factors, and information available to us at the time of this quarterly assessment. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies. Future adverse changes in market conditions, poor operating results of underlying investments and other information obtained after our quarterly assessment could result in losses or an inability to recover the current carrying value of the investments thereby possibly requiring an impairment charge in the future. Based on these measurements, an impairment loss of $3.5 million was recorded during the current quarter.

    VALUATION OF INTANGIBLE ASSETS. Intangible assets, net of accumulated amortization, totaled $27.0 million as of April 30, 2002. We periodically evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology and capitalized software. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of the fiscal year. No impairment losses were recorded during the current quarter based on these measurements.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS. As of April 30, 2002, the allowance for doubtful accounts totaled $10.9 million. Management estimates the collectibility of our accounts receivable on an account-by-account basis. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. In addition, we provide for a general reserve on all accounts receivable, using a specified percentage of the outstanding balance in each aged group. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international exposures (such as currency devaluation), and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    INCOME TAXES. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of April 30, 2002, net deferred tax assets totaled $174.1 million. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

    REVENUE. Revenue consists of fees for perpetual and ratable licenses of our software products, sales of hardware system products, post-contract customer support (PCS), customer training and consulting. We classify revenues as product, service or ratable license. Product revenue consists primarily of perpetual license product revenue. Service revenue consists of PCS under perpetual licenses and fees for consulting services and training. Ratable license revenue consists of all revenue from our technology subscription licenses (TSLs) and from time-based licenses sold prior to the adoption of TSLs in August 2000 that include extended payment terms or unspecified additional products.

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

    We introduced TSLs in the fourth quarter of fiscal 2000. The replacement of the prior form of time-based licenses by TSLs has impacted and will continue to impact our reported revenue. When a customer buys a TSL, relatively little revenue is recognized during the quarter the product is initially delivered. The remaining amount will be either recorded as deferred revenue on our balance sheet or considered backlog by the Company and not recorded on the balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized. This amount moves out of backlog and is recorded as deferred revenue as invoiced or as additional payments are made. Under the prior form of time-based licenses, a high proportion of all license revenue was recognized in the quarter that the product was delivered, with relatively little recorded as deferred revenue or as backlog. Therefore, an order for a TSL will result in significantly lower current-period revenue than an equal-sized order under the prior form of time-based licenses.

    Since our introduction of TSLs the average TSL duration has been approximately 3.25 years. This means that on a standalone basis the transition of our license base to TSLs will continue to impact our reported revenue until at least the first quarter of fiscal year 2004. This transition period will be extended as a result of our merger with Avant!. Avant!'s historical license mix has a higher proportion of perpetual licenses and a lower proportion of ratable licenses than ours. We expect that the license mix of the combined company will be closer to Synopsys' than Avant!'s. We anticipate that this transition will reduce reported revenue by approximately $50 million for the remainder of fiscal year 2002. Our initial estimate of the impact for fiscal year 2003 is that the transition will reduce reported revenue by approximately $60 million.

    We set revenue targets for any given quarter based, in part, upon an assumption that we will achieve a certain license mix of perpetual licenses and TSLs. The actual mix of licenses sold affects the revenue we recognize in the period. If we are unable to achieve our target license mix, we may not meet our revenue targets. Our target license mix for total new software license orders for the remainder of fiscal year 2002 is 25% to 30% perpetual licenses and 70% to 75% ratable licenses. For fiscal year 2003 out target license mix for total new software license orders is 22% to 27% perpetual licenses and 73% to 78% ratable licenses. In the second quarter of fiscal 2002, the license mix was approximately 21% perpetual licenses and 79% TSLs, in comparison to 23% perpetual licenses and 77% TSLs in the second quarter of fiscal 2001.

    As expected, total revenue for the second quarter of fiscal 2002 increased 14% to $185.6 million as compared to $163.5 million for the second quarter of fiscal 2001. Revenue for the six months ended April 30, 2002 increased 13% to $361.2 million compared to $320.7 million for the six months ended April 30, 2001. The increase in total revenue for the three- and six months ended April 30, 2002 compared to the same periods in 2001 is due primarily to increased product orders and to the additional quarters that the TSL license model has been used and the related increase in revenue due to the timing of revenue recognition under this license model.

    Product revenue increased 58% to $52.3 million for the second quarter of fiscal 2002, compared to $33.1 million for the second quarter of fiscal 2001 and 27% to $91.8 million for the six months ended April 30, 2002 compared to $72.3 million for the same period in fiscal 2001. The increase in product revenue is directly related to the increase in orders for perpetual licenses during the periods, since, in most cases, product revenue is recognized in the same quarter that an order for a perpetual license is received. During the second quarter, we began offering variable maintenance arrangements to certain customers that entered into perpetual license technology in excess of $2.0 million. Under these arrangements, the annual fee for PCS is calculated as a percentage of the net license fee rather than a fixed percentage of the list price.

    Service revenue was $65.8 million and $91.5 million for the second quarters of 2002 and 2001, respectively, and $134.9 million and $178.5 million for the six-month periods ended April 30, 2002 and 2001, respectively. The 24% decrease in service revenue in 2002 is due, in part, to economic factors and to a decrease in maintenance renewals. Since the middle of 2001, customers have reduced their use of outside consultants as part of their overall cost-cutting efforts. As a result, we received a lower volume of new consulting orders than expected, which has reduced the backlog of projects available to produce revenue. In addition, customers have deferred delivery dates (and thus payments) on certain existing projects and having cancelled others. Training revenue has been reduced by our customers' efforts to curtail training and travel expenses. Service revenue attributable to maintenance was lower than expected because a number of customers have failed to renew their annual PCS contracts on their installed base of perpetual licenses. In addition, service revenue attributable to maintenance is also impacted by three trends. First, new licenses structured as TSLs include bundled PCS. Second, customers with existing perpetual licenses are entering into new TSLs rather than renewing the PCS on the existing perpetual licenses. Third, customers with existing perpetual licenses are converting their existing perpetual licenses to TSLs. In each case, revenue attributable to PCS that otherwise would have been reflected in service revenue is not reflected in ratable license revenue.

    REVENUE EXPECTATIONS. For the full fiscal year 2003, we expect revenue to consist of 15% to 20% product revenue, 50% to 55% TSLs and 30% to 35% services revenue, including the impact of the acquisition with Avant!.

    INTERNATIONAL REVENUE. The following table summarizes the performance of the various regions as a percent of total Company revenue:

                         THREE MONTHS ENDED          SIX MONTHS ENDED
                              APRIL 30,                  APRIL 30,
                      -------------------------- --------------------------
                         2002          2001          2002         2001
                      ------------ ------------- ------------- ------------
    North America         69%           62%           65%           61%
    Europe                16%           18%           18%           18%
    Japan                  9%           11%            9%           11%
    Other                  6%            9%            8%           10%
                      ------------ ------------- ------------- ------------
    Total                100%          100%          100%          100%
                      ============ ============= ============= ============

    International revenue as a percentage of total revenue for the quarter ended April 30, 2002 decreased to 31% from 38% for the quarter ended April 30, 2001 and to 35% from 39% for the six-month periods ended April 30, 2002 and 2001, respectively. In any given period, the geographic mix of revenue is influenced by the particular contracts closed during the quarter. International sales are vulnerable to regional or worldwide economic or political conditions. In particular, a number of our largest European customers are in the telecommunications equipment business, which has weakened considerably. The majority of our international sales are denominated in the U.S. dollar. There were no foreign exchange gains or losses that were material to our financial results during the three- and six-month periods ended April 30, 2002 and 2001.

    REVENUE - PRODUCT GROUPS. For management reporting purposes, our products have been organized into four distinct product groups -- IC Implementation, Verification and Test, Intellectual Property and System Level Design, Transistor Level Design -- and a services group -- Professional Services. The following table summarizes the revenue attributable to the various groups as a percentage of total Company revenue for the last seven quarters:



                                Q2-2002   Q1-2002   Q4-2001   Q3-2001   Q2-2001   Q1-2001  Q4-2000
                               --------- --------- --------- --------- --------- --------- --------
Revenue
  IC Implementation
   DC Family                       31%       32%       32%       32%       33%       34%      33%
   Physical Synthesis              11         9        11         7         6         4        6
                               --------- ---------- -------- --------- --------- --------- --------
                                   42        41        43        39        39        38       39
  Verification and Test            31        32        30        30        28        28       26
  IP and System Level Design       11        11        12        13        12        12       14
  Transistor Level Design           8         8         6         8         7         9        7
  Professional Services             8         8         9        10        14        13       14
                               --------- --------- --------- --------- --------- -------- ---------
   Total Company                  100%      100%      100%      100%      100%      100%     100%
                               ========= ========= ========= ========= ========= ======== =========


    IC IMPLEMENTATION. IC implementation includes two product categories, the Design Compiler (DC) Family and Physical Synthesis and, as a percent of revenue, has increased from 39% to 42% over the last seven quarters. Over the same period, the DC Family, including Design Compiler and all ancillary and related logic design products, as a percentage of total revenue, has decreased from 33% to 31% and Physical Synthesis products have increased from 6% to 11% of total revenues.

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

    VERIFICATION AND TEST. Verification and Test includes our simulation, timing analysis, formal verification and test products. As a percent of revenue, revenue from this product family has increased from 26% to 31% since the introduction of our ratable license model. This increase in revenue as a percent of total revenue is primarily due to increased subscription revenue for PrimeTime as a result of the quarterly amortization of deferred revenue which is an inherent result of the use of the ratable license model.

    INTELLECTUAL PROPERTY AND SYSTEM LEVEL DESIGN (IP&S). Our IP&S products include the DesignWare library of design components and verification models, and system design products. Revenue as a percent of total revenue decreased from the fourth quarter of fiscal 2000 to the first quarter of fiscal 2001. Revenue has remained relatively flat over the last six quarters, ranging from 11% to 14% due in part to the fact that the term of many of these licenses has increased from one to three years.

    TRANSISTOR LEVEL DESIGN. Our transistor level design product group includes tools that are used in transistor level simulation and analysis. Revenue from this product group as a percentage of total revenues have fluctuated from 6% to 9% since the introduction of TSLs as a result of the mix of license types for orders received during a particular quarter.

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

    COST OF REVENUE. Cost of revenue consists of the cost of product revenue, cost of service revenue and cost of ratable license revenue. Cost of product revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the components of our hardware system products. The cost of internally developed capitalized software is amortized based on the greater of the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line method over the software's estimated economic life of approximately two years. Cost of service revenue includes consulting services, personnel and related costs associated with providing training and PCS on perpetual licenses. Cost of ratable license revenue includes the costs of product and services related to our TSLs, since TSLs include bundled product and services. Cost of ratable license revenue, cost of product revenue and cost of service revenue is heavily dependent on an absolute basis on the mix of software orders received during the period.

    Cost of product revenue decreased to 6% of total product revenue for the three months ended April 30, 2002, as compared to 15% for the same period during 2001. Cost of product revenue was 8% and 13% for the six months ended April 30, 2002 and 2001, respectively. This decrease in cost of product revenue as a percentage of total product revenue for the three- and six-month periods ended April 30, 2002 as compared to 2001 is due in part to the wind-down of our internet business unit during the third quarter of fiscal 2001 and in part to the mix of software orders received during the periods.

    Cost of service revenue as a percentage of total service revenue was 26% and 22% for the second quarters of fiscal 2002 and 2001, respectively and increased to 28% from 22% for the six months ended April 30, 2002 and 2001, respectively. The increase in cost of service revenue as a percentage of total service revenue is due primarily to the decline in total service revenue and to decreased utilization of our professional services personnel, both as a result of the economic environment.

    Cost of ratable license revenue was 20% in the second quarter of fiscal 2002 compared to 16% for the second quarter of 2001 and was 18% and 19% for the six months ended April 30, 2002 and 2001, respectively. The cost of ratable license revenue as a percent of the related revenue is impacted by the mix of orders between product, service and ratable revenue during the particular quarter.

    COST REDUCTION PROGRAM. During the first quarter of fiscal 2002, the Company implemented a cost reduction program which included a workforce reduction in March 2002. The purpose was to reduce expenses by decreasing the number of employees in all departments, both domestically and internationally. As a result, the Company's workforce was decreased by approximately 175 employees and a charge of approximately $3.9 million is included in operating expenses during the second quarter of fiscal 2002. This charge consists of severance and other special termination benefits.

    RESEARCH AND DEVELOPMENT. Research and development expenses remained relatively flat at $46.6 million compared to $47.6 million for the second quarter of fiscal 2001. Research and development expenses represented 25% and
29% of total revenue in the second fiscal quarter of 2002 and 2001, respectively. The decrease in terms of dollars is due to a decrease of $1.0 million in consulting and contractor costs and $0.8 million related to our workforce reduction program. These decreases are offset by an increase in compensation and compensation-related costs of $0.4 million related to higher levels of research and development staffing compared to the prior year and an increase in depreciation expense of $0.7 million.

    Research and development expenses were $95.4 million for the six-month period ended April 30, 2002 and $93.9 million for the six-month period ended April 30, 2001. As a percentage of total revenue, research and development expenses represented 26% and 29% for the six-month periods ended April 30, 2002 and 2001, respectively. The increase in terms of dollars is due to the increase in compensation and compensation-related costs of $5.2 million related to higher levels of research and development staffing and annual merit and cost of living increases, which were implemented in the second quarter of 2001. These increases are offset by lower employee benefit costs related to a change in our health and welfare benefit programs. Depreciation expense also increased $1.2 million. Expenses related to consultants and other expenses, including facilities, travel, communications, supplies and recruiting, decreased $2.5 million and $2.2 million, respectively, as a result of our cost reduction programs.

    SALES AND MARKETING. Sales and marketing expenses decreased by 9% to $63.2 million in the second quarter of fiscal 2002 from $69.2 million in the same quarter last year. Sales and marketing expenses represented 34% and 42% of total revenue in the second fiscal quarter of 2002 and 2001, respectively. The decrease in the three-month period in fiscal 2002 in comparison to fiscal 2001 in terms of dollars resulted in part from a decrease in compensation and compensation-related costs of $1.4 million due to a decline in sales commissions as well as a decrease in the cost of benefits related to a change in our health and welfare benefit programs. These decreases were offset in part by annual merit and cost of living increases, which were implemented in the second quarter of 2001. Employee functions, consulting expenses and other expenses, including facilities, travel and information technology also decreased $0.5 million, $1.4 million and $2.6 million as a result of the Company's cost reduction efforts.

    Sales and marketing expenses were $123.0 million and $138.8 million (34% and 43% of total revenue) for the six-month periods ended April 30, 2002 and 2001, respectively. The decrease in the six-month period in fiscal 2002 in comparison to fiscal 2001 period in terms of dollars resulted in part from a decrease in compensation and compensation-related costs of $7.7 million due to a decline in sales commissions as well as a decrease in the cost of benefits related to a change in our health and welfare benefit programs. These decreases were offset by annual merit and cost of living increases, which were implemented in the second quarter of 2001. Employee functions, consulting expenses and other expenses including facilities, travel and information technology also decreased $1.8 million, $2.4 million and $3.9 million as a result of the Company's cost reduction efforts.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 16% to $17.5 million in the second quarter of fiscal 2002, compared to $15.1 million in the same quarter last year. General and administrative expenses represented 9% of total revenue for both the three-month periods ended April 30, 2002 and 2001, respectively. This increase is due in part to an increase in litigation expenses relating to certain legal actions initiated by Synopsys. Equipment and maintenance expense also increased $2.0 million due to new maintenance contracts associated with the upgrade of our infrastructure systems. Further, there were increases in bad debt expense and depreciation expense of $0.5 million and $0.7 million. These increases were offset by a decrease in compensation and compensation-related costs of $0.7 million as a result of the Company's cost reduction efforts.

    General and administrative expenses increased 14% to $36.2 million from $31.8 million for the six months ended April 30, 2002 and 2001, respectively. General and administrative expenses represented 10% of total revenue for both the six-month periods ended April 30, 2002 and 2001. This increase is due in part to an increase in litigation expenses relating to certain legal actions initiated by Synopsys. Equipment and maintenance expense also increased in comparison to the prior year by approximately $6.4 million due primarily to new maintenance contracts associated with the upgrade of our infrastructure systems. Further, there was an increase in bad debt expense of approximately $0.6 million. These increases were offset by decreases in compensation and compensation-related costs as a result of the reorganization of certain human resource functions which occurred during the first quarter of fiscal 2002 and the Company's cost reduction efforts.

    AMORTIZATION OF INTANGIBLE ASSETS. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Intangible assets and goodwill are amortized over their estimated useful life of three to five years. We assess the recoverability of goodwill by estimating whether the unamortized cost will be recovered through estimated future undiscounted cash flows. Amortization of intangible assets charged to operations in the second quarter of fiscal 2002 was $4.4 million compared to $4.2 million for the same period last year. Amortization of intangible assets charged to operations was $8.4 million and $8.4 million for the six months ended April 30, 2002 and 2001, respectively. The Financial Accounting Standards Board recently issued new guidance with respect to the amortization and evaluation of goodwill. This new guidance is discussed below under Effect of New Accounting Standards.

    OTHER INCOME, NET. Other income, net was $11.2 million in the second quarter of fiscal 2002, as compared to $21.9 million in the same quarter in the prior year. This decrease is due in part to the gains recognized on the sale of securities during the second quarter of fiscal 2002 of $6.8 million, compared to $15.3 million for the same period during 2001. Interest income for the second quarter of 2002 was $2.3 million compared to $3.6 million for the second quarter of 2001. Although cash balances were higher as of April 30, 2002 than a year ago, significantly lower interest rates the Company's shift of its investments into shorter maturity instruments in anticipation of the Avant! merger resulted in a decrease in interest income. The second quarters of 2002 and 2001 include investment impairment charges of approximately $3.5 million and $1.0 million, respectively, to write down the carrying value of certain assets held in our venture fund to the best estimate of net realizable value. The second quarter of fiscal 2002 also includes a net gain of $3.1 million related to the termination fee for the IKOS agreement net of costs incurred. The remaining changes to other income, net relate to rental income, the amortization of premium on equity forwards and foreign exchange gains and losses recognized during the quarter.

    Other income, net was $22.3 million and $47.4 million for the six months ended April 30, 2002 and 2001, respectively. The six-month decrease is due in part to the gain of $10.6 million on the sale of our silicon libraries business to Artisan during 2001 and in part to realized gains on investments, which were $12.4 million for fiscal 2002 as compared to $29.6 million for fiscal 2001. These gains were partially offset by the write-down of certain assets in our venture portfolio in the amount of $3.5 million and $4.3 million for the six months of fiscal 2002 and 2001, respectively. Interest income in the six months ended April 30, 2002 was $4.5 million million, as compared to $7.8 million in the same quarter last year. Although cash balances were higher as of April 30, 2002 than a year ago, a significantly lower interest rate environment and a shortened average investment maturity in anticipation of the Avant! acquisition resulted in a decrease in interest income. The second quarter of fiscal 2002 also includes a net gain of $3.1 million related to the termination fee for the IKOS agreement net of costs incurred. Further, rental income was $4.8 million and $3.7 for the six-month periods ended April 30, 2002 and 2001, respectively. The remaining changes to other income, net relate to the amortization of premium forwards and foreign exchange gains and losses recognized during the quarter.

     During the six months ended April 30, 2002 and 2001, we determined that certain of the assets held in our venture fund valued at $4.0 million and $7.8 million, respectively, were impaired and that the impairment was other than temporary. Accordingly, we recorded charges of approximately $3.5 million and $4.3 million for the six months ended April 30, 2002 and 2001, respectively, to write down the carrying value of the investments to the best estimate of net realizable value. Impairment charges relate to certain investments in non-public companies and represent management's estimate of the impairment incurred during the period as a result of specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter.

Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is not a market in which their value is readily determinable, we assess each investment for indicators of impairment at each quarter-end based primarily on achievement of business plan objectives and current market conditions, among other factors, and information available to us at the time of this quarterly assessment. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies.

    INTEREST RATE RISK. Our exposure to market risk for a change in interest rates relates to our investment portfolio. We place our investments in a mix of short-term tax exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. This policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not anticipate any material losses with respect to our short-term investment portfolio.

    The following table presents the carrying value and related weighted-average interest return for our investment portfolio. The carrying value approximates fair value at April 30, 2002. In accordance with our investment policy, the weighted-average duration of our invested funds portfolio does not exceed one year.
    Principal (Notional) Amounts in U.S. Dollars:

                                                            WEIGHTED-AVERAGE
                                                 CARRYING       AFTER TAX
    (IN THOUSANDS, EXCEPT INTEREST RATES)         AMOUNT     INTEREST RETURN
                                              ------------- ------------------
    Short-term investments - fixed rate            48,170         2.26%
    Money market funds - variable rate            436,256         1.36%
                                              -------------
       Total interest bearing instruments     $   484,426         1.45%
                                              =============

    FOREIGN CURRENCY RISK. At the present time, we do not generally hedge anticipated foreign currency cash flows but hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies. Hedging activities undertaken are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon the accuracy of our estimates of balances denominated in various currencies, primarily the Euro, Japanese yen, Taiwan dollar, British pound sterling, Canadian dollar, and Singapore dollar. We had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $110.1 million as of April 30, 2002. Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these hedging transactions will be effective in the future.

    The following table provides information about our foreign exchange forward contracts at April 30, 2002. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate at April 30, 2002. These forward contracts mature in approximately thirty days.

    Short-Term  Forward  Contracts to Sell and Buy Foreign  Currencies  in U.S.
Dollars:

                                                 USD AMOUNT      CONTRACT RATE
                                              ---------------- -----------------
    (IN THOUSANDS, EXCEPT FOR CONTRACT RATES)
    Forward Net Contract Values:
       Euro                                     $    83,734          1.1112
       Japanese yen                                  15,274          128.79
       Taiwan dollar                                    987          34.665
       British pound sterling                         2,921          0.6872
       Canadian dollar                                4,557          1.5683
       Singapore dollar                               2,587          1.8110
                                              ----------------
                                                $   110,060
                                              ================

    The unrealized gains/losses on the outstanding forward contracts at April 30, 2002 were immaterial to our consolidated financial statements. The realized gain/losses on these contracts as they matured were not material to our consolidated financial position, results of operations or cash flows for the periods presented.

    We apply Statement of Financial Accounting Standards No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, in accounting for our derivative financial instruments. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings. If the derivative is designated as a hedging instrument, depending on the nature of the exposure being hedged, changes in fair value will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged anticipated transaction affects earnings. The ineffective portion of the hedge is recognized in earnings immediately. We do not believe that ongoing application of SFAS 133 will significantly alter our hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income. Apart from our foreign currency hedging and forward sales of certain equity investments, we do not use derivative financial instruments. In particular, we do not use derivative financial instruments for speculative or trading purposes.

    TERMINATION OF AGREEMENT TO ACQUIRE IKOS SYSTEMS, INC. On July 2, 2001, we entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with IKOS Systems, Inc. (IKOS). The Merger Agreement provided for the acquisition of all outstanding shares of IKOS common stock by Synopsys.

    On December 7, 2001, Mentor Graphics Corporation (Mentor) commenced a cash tender offer to acquire all of the outstanding shares of IKOS common stock at $11.00 per share, subject to certain conditions. On March 12, 2002, Synopsys and IKOS executed a termination agreement by which the parties terminated the Synopsys-IKOS merger agreement and pursuant to which IKOS paid Synopsys the $5.5 million termination fee required by the Synopsys-IKOS merger agreement. This termination fee and $2.4 million of expenses incurred in conjunction with the acquisition are included in other income, net on the unaudited condensed consolidated statement of income. Synopsys subsequently executed a revised termination agreement with Mentor and IKOS in order to add Mentor as a party thereto.

    ACQUISITION OF AVANT! CORPORATION. On June 6, 2002 (the "closing date"), we completed the merger with Avant! Corporation (Avant!), a company which develops, markets, licenses and supports electronic design automation software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits. Under the terms of the merger agreement with Avant!, Avant! merged with and into a wholly owned subsidiary of Synopsys. The merger will be accounted for under the purchase method of accounting. The results of operations of Avant! are not included in the accompanying condensed consolidated financial statements since the merger occurred subsequent to the date of the our balance sheet.

    REASONS FOR THE ACQUISITION. The Synopsys Board of Directors unanimously approved the merger agreement at its December 1, 2001 meeting. In approving the merger agreement and making these determinations and recommendations, the Board of Directors consulted with legal and financial advisors as well as with management and considered a number of factors. These factors include the fact that the merger would enable Synopsys and Avant! to offer their semiconductor customers a complete end-to-end solution for system-on-chip design that includes Synopsys' logic synthesis and design verification tools with Avant!'s advanced place and route, physical verification and design integrity products, thus increasing customers' design efficiencies. By increasing customer design efficiencies, Synopsys expects to be able to better compete for customers designing the next generation of semiconductors. Further, by gaining access to Avant!'s physical design and verification products, as well as its broad customer base and relationships, Synopsys will gain new opportunities to market its existing products. The foregoing discussion of the information and factors considered by the Synopsys Board of Directors is not intended to be exhaustive but includes the material factors considered by the Synopsys Board of Directors.

    PURCHASE PRICE. Holders of Avant! common stock received 0.371 of a share of Synopsys common stock (including the associated preferred stock rights) in exchange for each share of Avant! common stock (the exchange ratio) owned as of the closing date, aggregating approximately 14.5 million shares of Synopsys common stock. The fair value of the Synopsys shares issued was based on a per share value of $54.74, which is equal to Synopsys' average last sale price per share as reported on the Nasdaq National Market for the trading-day period two days before and after December 3, 2001, the date of the merger agreement.

    The purchase consideration will include (a) the fair value of Synopsys common stock issued of approximately $795.4 million, (b) the estimated fair value of options to purchase Synopsys common stock to be issued, less the portion of the intrinsic value of Avant!'s unvested options applicable to the remaining vesting period, the determination of which amount is not complete as of the date of this filing, (c) estimated merger related costs of approximately $25 million, (d) employee severance costs, and (e) restructuring charges related to exiting certain of Avant!'s activities, including certain facilities, and workforce reductions, in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3.

    The estimated merger-related costs consist primarily of banking, legal and accounting fees, printing costs, and other directly related charges.

    Employee severance costs consist of a cash severance payment due upon the closing of the merger of $41.8 million to Avant!'s Chairman of the Board and cash severance payments to other employees of Avant!, the determination of which amount is not complete as of the date of this filing.

    As of the date of filing this Form 10-Q, the valuation of Avant!'s assets and liabilities, including identifiable intangible assets, as of the closing date has not been completed. Furthermore, completion of integration planning will result in additional accruals for severance costs and/or facilities closures. Such accruals will increase the purchase consideration and the allocation of the purchase consideration to goodwill. Due to acceleration provisions related to certain of Avant!'s stock options and the completion of the integration planning, including workforce reductions, the estimated fair value of options to purchase Synopsys common stock to be issued in the merger has not been determined as of the date of this filing.

    CADENCE LITIGATION. In connection with the merger, Synopsys has entered into a policy with American International Group, Inc., a AAA rated insurance company, whereby insurance has been obtained for certain compensatory, exemplary and punitive damages, penalties and fines and attorneys' fees arising out of the pending litigation between Avant! and Cadence Design Corporation, Inc. (the "Avant!/Cadence litigation" or the "covered loss"). The Avant!/Cadence litigation is described in the section entitled "Factors that may affect Future Results". The policy does not provide coverage for litigation other than the Avant!/Cadence litigation.

    In return for a premium of $335 million, the insurer will be obligated to pay covered loss up to a limit of liability equaling (a) $500 million plus (b) interest accruing at the fixed rate of 2%, compounded semi-annually, on $250 million (the "interest component"), as reduced by previous covered losses. The policy will expire following a final judgment or settlement of the Avant!/Cadence litigation or any earlier date upon Synopsys' election. Upon such expiration, Synopsys will be entitled to a payment equal to $240 million plus the interest component less any covered loss paid under the policy (which, for this purpose, shall include legal fees only to the extent that the aggregate amount of such fees exceeds $10 million).

    The contingently refundable portion of the insurance premium ($240 million) will be included in the post-merger balance sheet as a long-term restricted asset. Interest earned on that amount will be included in other income, net in the post-merger statement of operations. The balance of the premium paid to the insurer ($95 million) will be recognized as expense in the third quarter of fiscal 2002.

    At the closing date, the Cadence/Avant! litigation has been accounted for as a pre-merger contingency because a litigation judgment or settlement amount, if any, is not probable or estimable. If a litigation loss becomes probable and estimable after the date of the merger, such loss will be included in net income.

    GOODWILL AND INTANGIBLE ASSETS. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets, acquired in the merger will not be amortized, consistent with the guidance with SFAS 142. Upon completion of the valuation of Avant!'s assets and liabilities, including identifiable intangible assets, any resulting allocation to acquired in-process technology will be reflected in the post-merger statement of income. In addition, a portion of the purchase price will be allocated to identifiable intangible assets, including the following:

    Intangible Asset                          Estimated Useful Life
----------------------------------------- --------------------------------------
    Core/developed technology                 3 years
    Contract right intangible                 3 years
    Customer installed base/relationship      6 years
    Trademarks and tradenames                 3 years
    Covenants not to compete                  The life of the related agreement
                                                (2 to 4 years)

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

    We expect to adopt SFAS 142 on November 1, 2002. As of April 30, 2002, unamortized goodwill is $27.0 million, which, in accordance with the Statements, will continue to be amortized until the date of adoption of SFAS 142. Amortization of goodwill for the three- and six-month periods ended April 30, 2002 was $3.9 million and $7.9 million, respectively. The Company does not have any intangible assets with an indefinite useful life. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS 143). SFAS 143 requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of SFAS 143 effective November 1, 2002. The Company is currently evaluating the impact of adoption of this Statement on its financial position and results of operations.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. The Company is required to adopt the provisions of SFAS 144 no later than November 1, 2002. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments were $531.7 million at April 30, 2002, an increase of $55.3 million, or 12%, from October 31, 2001. Cash used in operating activities was $11.1 million for the six months ended April 30, 2002 compared to $96.9 million provided by operating activities for the same period in the prior year. The decrease in cash flows from operating activities is due primarily to payments for income taxes and other liabilities made during the first quarter as well as a decrease in the deferred revenue liability.

    Cash provided by investing activities was $144.6 million in the first six months of 2002 compared to $44.5 million provided by investing activities during same period in 2001. The increase in cash provided by investing activities of $100.1 million is primarily due to net proceeds from the sale of short- and long-term investments totaling $172.0 million for the six months ended April 30, 2002 as compared to net proceeds of investments totaling $74.7 million for the same period during 2001. Capital expenditures totaled $26.5 million in the first six months of fiscal 2002 as we continue to invest in fixed assets, primarily related to construction of our Oregon facilities and computing equipment to upgrade our infrastructure systems. In addition, cash proceeds from the sale of our silicon libraries business were $4.1 million in the first quarter of fiscal 2001.

    Cash provided by financing activities was $77.8 million for the six months ended April 30, 2002 compared to $146.1 million used in financing activities during the same period during fiscal 2001. Financing proceeds from the exercise of stock options during the six months ended April 30, 2002 and 2001 were $65.3 million.

The primary financing uses of cash during the six months ended April 30, 2001 were for the purchase of treasury stock, net of reissuances and payment of obligations totaling $206.3 million and $5.1 million, respectively. During the six months ended April 30, 2002, we issued $11.1 million in shares of treasury stock under our Employee Stock Purchase Program. We did not purchase any treasury stock during the first two quarters of fiscal 2002. However, we may resume the program in the third quarter of fiscal 2002.

    Accounts receivable increased to $152.0 million at April 30, 2002 compared to $146.3 million at October 31, 2001. Days sales outstanding, which is calculated based on revenues for the most recent quarter and accounts receivable as of the balance sheet date, increased to 74 days as of April 30, 2002 from 73 days at October 31, 2001 as a result of a decrease in revenues in the quarter ended April 30, 2002 compared to the quarter ended October 31, 2001.

    Our principle sources of cash are collections of accounts receivable and the issuance of common stock. We believe that our current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy our business requirements for at least the next twelve months.

    As described above under "Acquisition of Avant! Corporation", in connection with the Company's merger with Avant!, the Company has purchased an insurance policy to protect it against losses resulting from the Avant!/Cadence litigation. On June 7, 2002, the Company paid the premium for such policy, which resulted in the transfer of $325 million to the insurance Company. As a result, the Company's balance of cash and short-term investments at the end of the third quarter of fiscal 2002 is expected to be substantially below the balance as of the end of the second quarter. As described above, under certain circumstances, at the end of the Avant!/Cadence litigation, the Company may be entitled to receive back a portion of the amount paid to the insurer.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    WEAKNESS IN THE SEMICONDUCTOR AND ELECTRONICS BUSINESSES MAY NEGATIVELY IMPACT SYNOPSYS' BUSINESS. Synopsys' business depends on the semiconductor and electronics businesses. In 2001, these businesses experienced their sharpest decline in orders and revenue in over 20 years and this weakness has continued in 2002.

    Purchases of our products are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the number of design engineers and the increasing complexity of designs. During 2001 many semi-conductor and electronic companies cancelled or deferred design projects and reduced their design engineering staffs, which negatively impacted our orders and revenues, particularly orders and revenues from our professional services business. Demand for our products and services may also be affected by partnerships and/or mergers in the semiconductor and systems industries, which may reduce the aggregate level of purchases of our products and services by the companies involved. Continuation or worsening of the current conditions in the semiconductor industry, and continued consolidation among our customers, all could have a material adverse effect on our business, financial condition and results of operations.

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

o Our revenue and earnings targets are based, in part, upon an assumption that we will achieve a license mix of perpetual licenses (on which revenue is generally recognized in the quarter shipped) and TSLs (on which revenue is recognized over the term of license) within a specified range, which is adjusted from time to time. If we are unable to achieve a mix in this range our ability to achieve short-term or long-term revenue and/or earnings targets may be impaired.

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

    TECHNOLOGY ADVANCES AND CUSTOMER REQUIREMENTS CONTINUE TO FUEL A CHANGE IN THE NATURE OF COMPETITION AMONG EDA VENDORS, WHICH COULD HURT SYNOPSYS' ABILITY TO COMPETE. Increasingly, EDA companies compete on the basis of design flows involving integrated logic and physical design products (referred to as physical synthesis products) rather than on the basis of individual point tools performing a discrete phase of the design process. The need to offer physical synthesis products will become increasingly important as ICs grow more complex. Our physical synthesis products compete principally with products from Cadence and Magma Design Automation, both of which include more complete physical design capabilities. We are working on completing our design flow. In June 2001, we announced two physical design products, and in June 2002 we completed the Avant! acquisition. However, there can be no guarantee that we will be able to offer a competitive complete design flow to customers as a result of these efforts or the Avant! acquisition. If we are unsuccessful in developing a complete design flow on a timely basis or if we are unsuccessful in developing or convincing customers to adopt our integrated design flow, our competitive position could be significantly weakened.

    SYNOPSYS' REVENUE GROWTH DEPENDS ON NEW AND NON-SYNTHESIS PRODUCTS, WHICH MAY NOT BE ACCEPTED IN THE MARKETPLACE. Historically, much of our growth has been attributable to the strength of our logic synthesis products. Our DC Family of products accounted for 31% of revenue in the second quarter of fiscal 2002. Over the long term, we expect the contribution from the DC Family to decline as our customers transition from DC Family products to Physical Synthesis products. In order to meet our revenue plan, aggregate revenues products other than the DC family and from professional services must grow faster than our overall revenue growth target. If such revenue growth fails to meet our goals, it will be difficult for us to meet our overall revenue or earnings targets.

    In order to sustain revenue growth over the long term, we will have to enhance our existing products, introduce new products that are accepted by a broad range of customers and to continue the growth in our consulting services business. Product success is difficult to predict. The introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have introduced new products that have failed to meet our revenue expectations. Expanding revenue from consulting services may be difficult in the current economic environment. It will require us to continue to develop effective management controls on bidding and executing on consulting engagements. Increasing consulting orders and revenue while maintaining an adequate level of profit can be difficult. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

    BUSINESSES THAT SYNOPSYS HAS ACQUIRED OR THAT SYNOPSYS MAY ACQUIRE IN THE FUTURE MAY NOT PERFORM AS PROJECTED. We have acquired or merged with a number of companies in recent years, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. For example, in June 2002, Synopsys completed the Avant! merger. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems in integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, adverse effects on customer buying patterns and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to us, there is no assurance that any acquisition will have a positive effect on our performance.

    STAGNATION OF INTERNATIONAL ECONOMIES WOULD ADVERSELY AFFECT OUR PERFORMANCE. During the three months ended April 30, 2002, 31% of our revenue was derived from outside North America, as compared to 38% during the same period in fiscal 2001. International sales are vulnerable to regional or worldwide economic or political conditions and to changes in foreign currency exchange rates.

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

    In addition, as a result of completing its merger with Avant!, Synopsys is subject to additional risks and uncertainties, including the following:

o SYNOPSYS MAY FAIL TO INTEGRATE SUCCESSFULLY SYNOPSYS' AND AVANT!'S OPERATIONS. AS A RESULT, SYNOPSYS MAY NOT ACHIEVE THE ANTICIPATED BENEFITS OF THE ACQUISITION AND THE PRICE OF SYNOPSYS COMMON SHARES MIGHT BE ADVERSELY AFFECTED. Synopsys acquired Avant! with the expectation that the acquisition would result in benefits to Synopsys, including the offering of a complete and, over time, integrated set of software products for the design and verification of complex integrated circuits to its customers. However, the expected benefits may not be fully realized. Achieving the benefits of the acquisition will depend on many factors, including the successful and timely integration of the products, technology and sales operations of the two companies. These integration efforts may be difficult and time consuming, especially considering the highly technical and complex nature of each company's products. Failure to achieve a successful and timely integration of their respective products and sales operations could result in the loss of existing or potential customers of Synopsys and Avant! and could have a material adverse effect on the business, financial condition and results of operations of Synopsys and its subsidiaries, including Avant!, and on the price of Synopsys common shares. Integration efforts will also divert significant management attention and resources. This diversion of attention and resources could have an adverse effect on Synopsys during such transition period.

o SYNOPSYS CURRENTLY EXPECTS TO CHANGE THE MIX OF LICENSE TYPES UNDER WHICH AVANT! PRODUCTS ARE SOLD WHICH WILL LOWER REVENUE ATTRIBUTABLE TO AVANT! PRODUCTS IN THE SHORT TERM. Synopsys expects to change the mix of license types under which Avant! products are sold to include a greater proportion of licenses under which revenue is recognized ratably over the license term rather than in the quarter of shipment. This change will result in a reduction in reported revenue in the near term attributable to licenses of Avant! products as compared to the revenue that would have been recognized had the license mix not been changed. Conversely, the change in license mix will result in an increase in backlog to be recognized as revenue in subsequent periods attributable to licenses of Avant! products. Synopsys expects that the change will reduce reported reveue by approximately $50 million for the remainder of fiscal 2002 and by approximately $60 million in fiscal 2003.

o AVANT! HAS BEEN REQUIRED TO PAY SUBSTANTIAL AMOUNTS IN THE RECENT RESOLUTION OF CRIMINAL LITIGATION, AND MIGHT BE REQUIRED TO PAY SUBSTANTIAL ADDITIONAL AMOUNTS UNDER PENDING LAWSUITS. AVANT! AND ITS SUBSIDIARIES ARE ENGAGED IN A NUMBER OF MATERIAL CIVIL LITIGATION MATTERS, INCLUDING A CIVIL LITIGATION MATTER BROUGHT BY CADENCE, WHICH IN THIS DOCUMENT WE REFER TO AS THE AVANT!/CADENCE LITIGATION. The Avant!/Cadence litigation generally arises out of the same set of facts that were the subject of a criminal action brought against Avant! and several individuals by the District Attorney of Santa Clara County, California, which action we refer to as the Santa Clara criminal action. Avant!, Gerald C. Hsu, Chairman of Avant! and five former Avant! employees pled no contest to certain of the charges in the Santa Clara criminal action. As part of that plea, Avant! paid approximately $35.3 million in fines and a hearing was held on the amount of restitution owed to Cadence. During the hearing, Cadence claimed losses of $683.3 million. Ultimately, the court in the Santa Clara criminal action required Avant! to pay Cadence restitution in the amount of $195.4 million. That amount has been fully paid.

     Cadence seeks compensatory damages and treble or other exemplary damages from Avant! in the Avant!/Cadence litigation under theories of copyright infringement, misappropriation of trade secrets, inducing breach of contract and false advertising. Synopsys believes Avant! has defenses to all of Cadence's claims in the Avant!/Cadence litigation. Cadence has not fully quantified the amount of damages it seeks in the Avant!/Cadence litigation. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the $195.4 million restitution paid to Cadence in the Santa Clara criminal action. Approximately $500 million in additional damages would be covered by the insurance policy Synopsys has obtained with respect to the Avant!/Cadence litigation, which is described below.

     Injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated portions of Cadence's Design Framework II source code, which in this document we refer to as DFII. The injunctions also prohibit Avant! from possessing, using, selling or licensing any product or work copied or derived from DFII and directly or indirectly marketing, selling leasing, licensing, copying or transferring any of the ArcCell or Aquarius products. Avant! ceased marketing, selling, leasing, licensing or supporting all of the ArcCell or Aquarius products in 1996 and 1999, respectively. The DFII code is not incorporated in any current Avant! product. Although Cadence has not made a claim in the Avant!/Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence's intellectual property rights, Cadence has publicly implied that it intends to assert such claims. Synopsys believes Avant! would have defenses to any such claims.

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

     Avant! is also engaged in other litigation matters. Avant! may have obligations to indemnify some or all of the defendants in three shareholder derivative complaints, purportedly brought on behalf of and for the benefit of Avant!, against the Avant! former Board of Directors seeking unspecified damages related to compensation, the Avant!/Cadence litigation and the Santa Clara criminal action. Sequence Design, Inc. filed an action against Avant! alleging that Star-RC and Star-RCXT, Avant!'s key parasitic extraction products, infringe a patent owned by Sequence and seeking unspecified damages. Silicon Valley Research, Inc. filed an action against Avant! alleging that Avant!'s use of Cadence trade secrets damaged it by allowing Avant! to develop and market products more quickly and cheaply and that were more attractive to customers. Renco Investment Company filed an action against Avant! seeking over $43 million in rental payments and related damages associated with Avant!'s lease of a property that it assigned to Comdisco, Inc., which subsequently filed Chapter 11 bankruptcy and rejected the lease. The Avant!/Cadence litigation, other existing litigation and other potential litigation, regardless of the outcome, may continue to result in substantial costs and expenses and significant diversion of effort by management, and may negatively impact relationships with customers. An adverse result in any of these pending litigation matters could seriously harm Avant!'s and Synopsys' business, financial condition and results of operations.

     Avant!  has  recently  made  significant  payments  to  settle  outstanding litigation. In April 2001, Avant! paid $47.5 million to settle two class actions that alleged securities law violations related to the Avant!/Cadence litigation. On the closing date, Avant! paid the final installment of a $5.4 million payment to settle claims between it and Dynasty Capital Services LLC and Randolph L. Tom. In June 2002, Avant! paid $20.5 million to Silvaco to settle claims for defamation and intentional interference with economic advantage.

o THE INSURER UNDER THE LITIGATION PROTECTION INSURANCE RELATING TO THE AVANT!/CADENCE LITIGATION MAY BE PREVENTED FROM PAYING FOR CERTAIN LOSSES ON THE GROUNDS THAT SUCH PAYMENT VIOLATES PUBLIC POLICY. Synopsys has entered into a policy with a subsidiary of American International Group, Inc., an insurance company rated AAA by Standard & Poors. Under the policy, insurance will be provided to pay Synopsys an amount equaling amounts paid in a settlement or final adjudication of the Avant!/Cadence litigation, including compensatory, exemplary and punitive damages, penalties, fines, attorneys' fees and certain indemnification costs arising out of the Avant!/Cadence litigation. The policy does not provide coverage for litigation other than the Avant!/Cadence litigation. In exchange for a binding fee of $10 million paid by Synopsys, the insurer has provided the coverage, which became effective following the closing of the Avant! acquisition. The fee was paid by Synopsys to the insurer on or about the time of the closing of the Avant! acquisition and was credited against the premium to make the insurance effective. In return for a premium of $335 million, including the $10 million binding fee, the insurer is obligated to pay covered loss up to a limit of liability equaling (a) $500 million plus
     (b) interest accruing at the fixed rate of 2%, compounded semi- annually, on $250 million, less previous losses. The policy will expire upon a final judgment or settlement of the Avant!/Cadence litigation or any earlier date upon Synopsys' election. Upon such expiration, Synopsys will be entitled to a payment equal to $240 million plus interest calculated as set forth above less any loss paid under the policy, other than the first $10 million of litigation expenses.

     In some jurisdictions, it is against public policy to provide insurance for willful acts, punitive damages or similar claims. This could potentially affect the validity and enforceability of certain elements of the litigation protection policy. The legal agreement governing the litigation protection insurance expressly provides that the agreement will be governed by the laws of the State of Delaware and that any disputes arising out of or relating to the agreement will be resolved in the courts of the State of Delaware. Synopsys believes, based upon advice it has received from
     Delaware counsel, that a Delaware court would enforce both of these provisions, and moreover would enforce the arrangement under Delaware law, including to the extent it provides for insurance for Avant!'s willful acts and punitive damages. Nonetheless, there can be no assurance in this regard. In other cases, courts, including courts in California, have applied local law to insurance contracts irrespective of the parties' choice of law. Thus a court in a state other than Delaware could assert jurisdiction over the enforceability of this agreement and rule pursuant to the law of a state other than Delaware that the litigation protection insurance is not enforceable in whole or in part on grounds of public policy. For example, if there were to be litigation before a California court regarding the enforceability of the insurance policy, despite the parties' agreement that all disputes arising out of or relating to the agreement be resolved in the courts of the State of Delaware, it is possible that a California court might rule that, based upon the relationship of Synopsys, Avant!, Cadence and/or the Avant!/Cadence litigation to California, the enforceability of the litigation protection insurance should be governed by California law and that Section 533 of the California Insurance Code or another aspect of California law prevents the insurer from paying certain losses in whole or in part.

     A Delaware court might abide by such a ruling of a California court. To the extent the insurer is prevented from paying certain losses on grounds of public policy that would otherwise be covered by the insurance, Avant! will be required to pay that portion of the losses and the insurer may be obligated to refund a portion of the premium to Synopsys.

o SYNOPSYS DOES NOT HAVE CONTROL OVER THE AVANT!/CADENCE LITIGATION OR THE AUTHORITY TO SETTLE THE AVANT!/CADENCE LITIGATION EXCEPT IN LIMITED
     CIRCUMSTANCES. Under the terms of the litigation protection insurance obtained by Synopsys to protect itself with respect to the Avant!/Cadence litigation described above, which became effective following the acquisition, the insurer has the right to exercise full control over the defense of the Avant!/Cadence litigation, including both the strategy and tactics to be employed. Further, the insurer has the right to exclusively control the negotiation, discussion and terms of any proposed settlement, except that Synopsys retains the right to settle the Avant!/Cadence litigation, with the consent of the insurer, for up to $250 million plus accrued interest less certain costs, and Synopsys and the defendants in the Avant!/Cadence litigation each retain the right to consent or reasonably withhold consent to any settlement terms proposed by the insurer which are non-monetary and can be satisfied only by future performance or non-performance by Synopsys or such defendants, as the case may be. Therefore, Synopsys has a severely limited ability to control any risks associated with, and the timing related to, any liabilities resulting from the Avant!/Cadence litigation.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

10.1 Consulting Services Agreement between Synopsys, Inc. and A. Richard Newton dated November 1, 2001 (compensatory plan or agreement in which an executive officer or director participates)


(b.) Reports on Form 8-k

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

                                          Date: June 14, 2002