Form 10-Q
period 2002-07-31
SYNOPSYS INC
filed 2002-09-17
CIK 883241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (MARK ONE)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

            75,639,019 shares of Common Stock as of September 6, 2002

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 2002

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.................................................3
          CONDENSED CONSOLIDATED BALANCE SHEETS................................3
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS............4
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
            CASH FLOWS.........................................................5
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................18
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........38

PART II. OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS...................................................39
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..................44
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................45
SIGNATURES....................................................................45

PART I

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                               JULY 31,         OCTOBER 31,
                                                                                 2002              2001
                                                                            ---------------- -----------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $      347,661    $    271,696
  Short-term investments                                                            98,547         204,740
                                                                            ---------------- -----------------
     Total cash and short-term investments                                         446,208         476,436
  Accounts receivable, net of allowances of $22,985 and
     $11,027, respectively                                                         233,157         146,294
  Deferred tax assets                                                              169,208         149,239
  Prepaid expenses and other                                                        54,973          19,413
                                                                            ---------------- -----------------
     Total current assets                                                          903,546         791,382

Property and equipment, net                                                        185,872         192,304
Long-term investments                                                               48,767          61,699
Goodwill, net                                                                      368,068          35,077
Intangible assets, net                                                             351,249           3,197
Restricted asset                                                                   240,000              --
Other assets                                                                        61,503          45,248
                                                                            ---------------- -----------------
     Total assets                                                           $    2,159,005    $  1,128,907
                                                                            ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                  $      233,756    $    135,272
  Current portion of long-term debt                                                    178             535
  Accrued income taxes                                                             123,338         110,561
  Deferred revenue                                                                 379,897         290,052
                                                                            ---------------- -----------------
     Total current liabilities                                                     737,169         536,420

Deferred compensation and other long-term liabilities                               50,400          17,124
Long-term deferred revenue                                                          63,167          89,707

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares authorized; no shares
     outstanding                                                                        --              --
  Common stock, $.01 par value; 400,000 shares authorized; 76,105 and
     59,428 shares outstanding, respectively                                           761             595
  Additional paid-in capital                                                     1,031,183         575,403
  Retained earnings                                                                303,755         436,662
  Treasury stock, at cost                                                           (9,875)       (531,117)
  Deferred stock compensation                                                       (7,592)             --
  Accumulated other comprehensive income                                            (9,963)          4,113
                                                                            ---------------- -----------------
     Total stockholders' equity                                                  1,308,269         485,656
                                                                            ---------------- -----------------
     Total liabilities and stockholders' equity                             $    2,159,005    $  1,128,907
                                                                            ================ =================


   The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      JULY 31,                            JULY 31,
                                                               2002              2001              2002              2001
                                                         ----------------- ----------------- ----------------- -----------------
Revenue:
   Product                                                  $   60,096        $   44,858        $  151,944        $  117,152
   Service                                                      73,924            81,430           208,782           259,900
   Ratable license                                             102,075            49,822           236,552           119,736
                                                         ----------------- ----------------- ----------------- -----------------
       Total revenue                                           236,095           176,110           597,278           496,788
                                                         ----------------- ----------------- ----------------- -----------------
Cost of revenue:
   Product                                                       4,400             6,086            11,687            17,616
   Service                                                      19,819            19,158            57,894            58,427
   Ratable license                                              10,101             7,476            34,321            19,689
  Amortization of intangible assets and
    deferred stock compensation                                 13,366                 -            13,366                 -
                                                         ----------------- ----------------- ----------------- -----------------
       Total cost of revenue                                    47,686            32,720           117,268            95,732
                                                         ----------------- ----------------- ----------------- -----------------
Gross margin                                                   188,409           143,390           480,010           401,056
Operating expenses:
  Research and development                                      61,581            49,382           156,936           143,239
  Sales and marketing                                           69,122            68,954           192,122           207,735
  General and administrative                                    21,908            19,140            58,153            50,933
  Integration                                                  117,266                 -           117,266                 -
  In-process research and development                           82,500                 -            82,500                 -
  Amortization of intangible  assets and deferred stock
    compensation                                                 8,820             4,163            17,220            12,514
                                                         ----------------- ----------------- ----------------- -----------------
       Total operating expenses                                361,197           141,639           624,197           414,421
                                                         ----------------- ----------------- ----------------- -----------------
Operating (loss) income                                       (172,788)            1,751          (144,187)          (13,365)
Other income, net                                               11,408            19,499            33,702            66,901
                                                         ----------------- ----------------- ----------------- -----------------
(Loss)  income  before  (benefit)  provision for income       (161,380)           21,250          (110,485)           53,536
  taxes
(Benefit) provision for income taxes                           (23,791)            6,800            (8,328)           17,132
                                                         ----------------- ----------------- ----------------- -----------------
       Net (loss) income                                    $ (137,589)       $   14,450        $ (102,157)       $   36,404
                                                         ================= ================= ================= =================

   Basic (loss) earnings per share                          $    (1.93)       $     0.24        $    (1.59)       $     0.60
                                                         ================= ================= ================= =================
   Weighted average common shares outstanding                   71,157            60,048            64,157            61,050
                                                         ================= ================= ================= =================

   Diluted (loss) earnings per share                        $    (1.93)       $     0.22        $    (1.59)       $     0.56
                                                         ================= ================= ================= =================
   Weighted average common shares
     and dilutive stock options outstanding                     71,157            64,887            64,157            65,362
                                                         ================= ================= ================= =================



   The  accompanying  notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                        JULY 31,
                                                                            ----------------------------------
                                                                                 2002              2001
                                                                            ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                             $   (102,157)    $     36,404
Adjustments  to reconcile  net (loss)  income to net cash flows (used in)
   provided by operating activities:
  In-process research and development                                               82,500               --
   Depreciation and amortization                                                    69,835           48,149
   Tax benefit associated with stock options                                        18,001           14,603
    Impairment of land and buildings                                                14,712               --
    Impairment of long-term investments                                              7,539            4,348
   Provision for doubtful accounts and sales returns                                 3,065            2,237
    Deferred taxes                                                                  (3,967)              --
   Gain on sale of long-term investments                                           (21,393)         (43,128)
   Gain on sale of silicon libraries business                                           --          (10,580)
   Other                                                                             2,538              306
   Net changes in operating assets and liabilities:
     Accounts receivable                                                           (22,774)          12,491
     Prepaid expenses and other current assets                                       1,079           (2,366)
     Other assets                                                                   (7,323)            (414)
     Accounts payable and accrued liabilities                                      (75,978)         (22,008)
     Accrued income taxes                                                          (81,799)         (19,614)
     Deferred revenue                                                               33,225          100,153
     Deferred compensation                                                           4,748            2,781
                                                                            ---------------- -----------------
       Net cash (used in) provided by operating activities                         (78,149)         123,362
                                                                            ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of contingently refundable insurance policy                           (240,000)              --
   Cash acquired in the Avant! acquisition                                         234,963               --
   Purchases of property and equipment                                             (35,902)         (51,980)
   Purchases of short-term investments                                            (667,430)      (1,656,744)
   Proceeds from sales and maturities of short-term investments                    778,501        1,764,892
   Purchases of long-term investments                                               (5,205)         (11,000)
   Proceeds from sale of long-term investments                                      30,533           62,446
   Proceeds from the sale of silicon libraries business                                 --            4,122
   Purchase of intangible assets, net                                                   --             (166)
   Capitalization of software development costs                                     (1,194)            (750)
                                                                            ---------------- -----------------
       Net cash provided by investing activities                                    94,266          110,820
                                                                            ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt obligations                                                         --           (6,468)
   Issuances of common stock                                                       103,595           89,310
   Purchases of treasury stock                                                     (41,773)        (331,878)
                                                                            ---------------- -----------------
       Net cash provided by (used in) financing activities                          61,822         (249,036)
Effect of exchange rate changes on cash                                             (1,974)          (3,762)
                                                                            ---------------- -----------------
Net increase (decrease) in cash and cash equivalents                                75,965          (18,616)
Cash and cash equivalents, beginning of period                                     271,696          153,120
                                                                            ---------------- -----------------
Cash and cash equivalents, end of period                                       $   347,661     $    134,504
                                                                            ================ =================

SUPPLEMENTAL NONCASH DISCLOSURES:
Issuance of stock and options in exchange for net assets of Avant!             $   858,421     $         --

  The accompanying notes are an integral part of these financial statements.

                                 SYNOPSYS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

    Synopsys, Inc. (Synopsys or the Company) is a leading supplier of electronic design automation (EDA) software to the global electronics industry. The Company develops, markets, and supports a wide range of integrated circuit (IC) design products that are used by designers of advanced ICs and the electronic systems (such as computers, cell phones, and internet routers) that use such ICs to automate significant portions of their IC design process. ICs are distinguished by the speed at which they run, their area, the amount of power they consume and their cost of production. Synopsys' products offer its customers the opportunity to design ICs that are optimized for speed, area, power consumption and production cost, while reducing overall design time. The Company also provides consulting services to help its customers improve their IC design processes and to assist them with their IC designs, as well as training and support services.

    The Company's fiscal year ends on the Saturday nearest October 31. Fiscal year 2001 was a 53-week year, with the extra week added to the first quarter, and fiscal year 2002 will be a 52-week year. For presentation purposes, the unaudited condensed consolidated financial statements and notes refer to the calendar month end.

    On June 6, 2002 (the "closing date"), the Company completed its merger with Avant! Corporation (Avant!), a company that develops, markets, licenses and supports electronic design automation software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits. Under the terms of the merger agreement between the Company and Avant!, Avant! merged with and into a wholly owned subsidiary of Synopsys. The merger is accounted for under the purchase method of accounting. The results of operations of Avant! are included in the accompanying condensed consolidated financial statements for the period from the closing date through July 31, 2002.

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

    Service revenue consists of fees for consulting services, training, and PCS associated with non-ratable time-based licenses or perpetual licenses. PCS sold with perpetual licenses is generally renewable, after any bundled PCS period expires, in one-year increments for a fixed percentage of the perpetual list price or, for perpetual license arrangements in excess of $2 million, as a percentage of the net license fee.

    Ratable license revenue is all fees related to time-based licenses bundled with PCS and sold as a single package (commonly referred to by the Company as a Technology Subscription License or TSL), and time-based licenses on which the Company has granted extended payment terms or under which the customer has a right to receive unspecified future products.

    Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs, and costs of the Company's systems products. Cost of service revenue includes personnel and the related costs associated with providing training, consulting and PCS. Cost of ratable license revenue includes the cost of products and services related to time-based licenses bundled with PCS and sold as a single package and to time-based licenses that include extended payment terms or unspecified additional products. Cost of revenue also includes the amortization of the contract rights intangible, core technology and deferred compensation.

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

    If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred.

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

    Certain of the Company's time-based licenses include the rights to unspecified additional products. Revenue from contracts with the rights to unspecified additional software products is recognized ratably over the contract term. The Company recognizes revenue from time-based licenses that include both unspecified additional software products and extended payment terms that are not considered to be fixed or determinable in an amount that is the lesser of amounts due and payable or the ratable portion of the entire fee.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.

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

    The Company expects to adopt SFAS 142 on November 1, 2002. As of July 31, 2002, unamortized goodwill of $23.1 million will continue to be amortized until the date of adoption of SFAS 142, in accordance with the Statements.

Amortization of goodwill and other intangible assets for the nine-month period ended July 31, 2002 is $12.1 million. Goodwill totaling $344.9 relates to acquisitions subsequent to July 1, 2001 and is therefore not amortized in accordance with SFAS 142. The Company does not have any intangible assets with an indefinite useful life. The Company is currently evaluating the impact of the adoption of this statement on its financial position and results of operations.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS 143). SFAS 143 requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of SFAS 143 effective November 1, 2002. The adoption of SFAS 143 will not have a significant impact on the Company's financial position and results of operations.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS
144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. The Company is required to adopt the provisions of SFAS 144 no later than November 1, 2002. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS (SFAS 145). SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. The Company is required to adopt the provisions of SFAS 145 effective November 1, 2002. SFAS 145 also amends SFAS 13, ACCOUNTING FOR LEASES and certain other authoritative pronouncements to make technical corrections or clarifications. SFAS 145 is effective related to the amendment of SFAS 13 for all transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a significant impact on its financial position and results of operations.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company is evaluating the effect of adopting SFAS 146 on its financial position and results of operations.

RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to current year presentation.

3.   ACQUISITION OF AVANT! CORPORATION

     On June 6, 2002 (the "closing date"), the Company completed the merger with Avant! Corporation (Avant!).

     REASONS FOR THE ACQUISITION. The Company's Board of Directors unanimously approved the Company's merger with Avant! at its December 1, 2001 meeting. In approving the merger agreement, the Board of Directors consulted with legal and financial advisors as well as with management and considered a number of factors. Management is willing to pay a premium over the fair value of the tangible and identifiable intangible assets as the merger is expected to enable Synopsys to offer its customers a complete end-to-end solution for IC design that combines Synopsys' logic synthesis and design verification tools with Avant!'s advanced place and route, physical verification and design integrity products, thus increasing customers' design efficiencies. By increasing customer design efficiencies, Synopsys expects to be able to better compete for customers designing the next generation of semiconductors. Further, by gaining access to Avant!'s physical design and verification products, as well as its broad customer base and relationships, Synopsys will gain new opportunities to market its existing products. The foregoing discussion of the information and factors considered by the Company's Board of Directors is not intended to be exhaustive but includes the material factors considered by the Company's Board.

    PURCHASE PRICE. Holders of Avant! common stock received 0.371 of a share of Synopsys common stock (including the associated preferred stock rights) in exchange for each share of Avant! common stock owned as of the closing date, aggregating 14.5 million shares of Synopsys common stock. The fair value of the Synopsys shares issued was based on a per share value of $54.74, which is equal to Synopsys' average last sale price per share as reported on the Nasdaq National Market for the trading-day period two days before and after December 3, 2001, the date of the merger agreement.

    The total purchase consideration consists of the following:

          (IN THOUSANDS)
          Fair value of Synopsys common stock issued                               $    795,388
          Estimated acquisition related costs                                            37,342
          Estimated facilities closure costs                                             62,638
          Estimated employee severance costs                                             50,367
          Estimated fair value of options to purchase  Synopsys  common stock to be  issued,  less  $8.1  million  representing  the  portion  of the intrinsic  value of  Avant!'s  unvested  options  applicable  to the
            remaining vesting period                                                     63,033
                                                                                  -----------------
                                                                                   $  1,008,768
                                                                                  =================


    The estimated acquisition-related costs of $37.3 million consist primarily of banking, legal and accounting fees, printing costs, and other directly related charges including contract termination costs of $6.7 million. The Company is currently reviewing all outstanding Avant! contracts to determine the additional cost, if any, to exit existing contracts which may result in additional accruals for contract termination costs in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3. Any such accruals would increase the purchase consideration and the allocation of the purchase consideration to goodwill.

    Estimated facilities closure costs includes $54.2 million related to Avant!'s corporate headquarters. The lessor has brought a claim against the Company for the future amounts payable under the lease agreements. The amount accrued at the closing date is equal to the future amounts payable under the related lease agreements, without taking into consideration in the accrual any defenses we may have to the claim. Resolution of this contingency at an amount different from that accrued will result in an increase or decrease in the purchase consideration and the amount allocated to goodwill. The remaining estimated facilities closure costs totaling $8.4 million represents the present value of the future obligations under certain of Avant!'s lease agreements which the Company has or intends to terminate under an approved facilities exit plan plus additional costs expected to be incurred directly related to vacating such facilities.

    Estimated employee severance costs include (i) $39.6 million in cash paid to Avant!'s Chairman of the Board, consisting of severance plus a cash payment equal to the intrinsic value of his in-the-money stock options at the closing date, (ii) $4.5 million in cash severance payments paid to redundant employees (primarily sales and corporate infrastructure personnel) terminated on or subsequent to the consummation of the merger under an approved plan of termination and (iii) $6.3 million in termination payments to certain executives in accordance with their respective pre-merger employment agreements. The total number of Avant! employees expected to be terminated as a result of the merger is approximately 250.

    As of July 31, 2002, $73.3 million of costs described in the three preceding paragraphs have been paid and $77.1 million of these costs have not yet been paid. The following table presents the components of acquisition-related costs recorded, along with amounts paid through the third quarter of 2002.

                                                        Payments
                                        Total Cost       through        Balance at
(IN THOUSANDS)                                        July 31, 2002    July 31, 2002
                                        ------------ ---------------- ----------------
Estimated acquisition related costs      $  37,342        $23,967          $13,375
Estimated facilities closure costs          62,638            262           62,376
Estimated employee severance costs          50,367         49,031            1,336
                                        ------------ ---------------- ----------------
Total                                     $150,347        $73,260          $77,087
                                        ============ ================ ================


    The total purchase consideration has been allocated on a preliminary basis to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair value at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $344.9 million. The following unaudited condensed balance sheet data presents the preliminary fair value of the assets and liabilities acquired and recorded at June 6, 2002.

(IN THOUSANDS)
Assets acquired
   Cash, cash equivalents and short-term investments         $   241,313
   Accounts receivable                                            67,154
   Prepaid expenses and other current assets                      19,483
   Assets held for sale                                           33,220
   Intangible assets                                             365,000
   Goodwill                                                      344,949
   Other assets                                                    3,876
                                                           ----------------
     Total assets acquired                                   $ 1,074,995
                                                           ================

Liabilities acquired
   Accounts payable and accrued liabilities                  $   172,528
   Deferred revenue                                               30,080
   Income taxes payable                                           94,576
   Other liabilities                                               4,651
                                                           ----------------
      Total liabilities acquired                             $   301,835
                                                           ================

    Other current assets acquired includes an investment in a venture-capital fund valued at $12.8 million. Management intends to dispose of this investment; however, the Company has been unable to obtain certain financial records and information required to effectively market the investment. The fair value of the asset recorded does not include any adjustment of this investment due to this contingency. Any adjustment to the fair-value of this investment which is ultimately made will increase or decrease the purchase consideration and the allocation of the purchase consideration to goodwill.

     UNAUDITED PRO FORMA RESULTS OF OPERATIONS. The following table presents pro forma results of operations and gives effect to the proposed merger as if the merger had been consummated on November 1, 2000. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future operating results:

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              JULY 31,                    JULY 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   2002           2001          2002         2001
                                                    -------------- -------------- ------------ ------------
Revenues                                            $ 278,217       $ 276,922     $ 861,822     $ 789,308
Net income (loss)                                      16,099          18,434        71,697      (188,593)
Basic earnings (loss) per share                     $    0.23       $    0.25     $    1.12     $   (2.50)
Weighted average common shares outstanding             71,157          74,578        64,157        75,580
Diluted earnings (loss) per share                   $    0.21       $    0.23     $    1.04    $    (2.50)
Weighted  average common shares and dilutive stock
   options outstanding                                 71,157          80,351        64,157        75,580

     The unaudited pro forma results of operations for each of the periods presented exclude non-recurring merger costs of $95,000 and $82,500 for the contingently refundable insurance policy and IPRD recorded by Synopsys in the third quarter of 2002 and included in the historical condensed consolidated statement of operations.

    GOODWILL AND INTANGIBLE ASSETS. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger will not be amortized consistent with the guidance with SFAS 142. The goodwill associated with the Avant! acquisition is not deductible for tax purposes. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets:

 Intangible Asset                      (IN THOUSANDS)   Estimated Useful Life
------------------------------------- ----------------- ------------------------
 Core/developed technology                $184,000      3 years
 Contract rights intangible                 51,700      3 years
 Customer installed base/relationship      102,500      6 years
 Trademarks and tradenames                  17,700      3 years
 Covenants not to compete                    9,100      The life of the related
                                                        agreement (2 to 4 years)
                                       ----------------
 Total                                    $365,000
                                       ================

     CONTRACT RIGHTS INTANGIBLE. Avant! had executed signed license agreements, had delivered the initial configuration of licensed technologies under ratable license arrangements and had executed signed contracts to provide PCS over a one to three year period, for which Avant! did not consider the fees to be fixed and determinable at the outset of the arrangement. There were no receivables or deferred revenues recorded on Avant!'s historical financial statements at the closing date as the related payments were not yet due under extended payment terms and deliveries are scheduled to occur over the term of the arrangements. These ratable licenses and PCS arrangements require future performance by both parties and, as such, represent executory contracts. The contract rights intangible asset associated with these arrangements is amortized to cost of revenues over the related contract lives.

     The amortization of intangible assets, with the exception of the contract rights intangible and the core/developed technology, is included in operating expenses in the statement of operations for the three- and nine-month periods ended July 31, 2002. Amortization of the core/developed technology and contract rights intangible is included in cost of revenue.

     ASSET HELD FOR SALE. In January 2001, Synopsys sold the assets of its silicon libraries business to Artisan Components, Inc. ("Artisan") and entered into an agreement not to engage, directly or indirectly, in the physical libraries business before January 3, 2003. Synopsys also agreed that if it acquired a physical libraries business as part of a larger acquisition, then Artisan would have certain preferential rights to negotiate and bid for such business. Prior to the merger, Avant! engaged in the physical libraries business. As a result of the merger, Synopsys acquired Avant!'s physical libraries business, and Synopsys is obligated to offer and sell such business to Artisan under the terms of the January 2001 agreement. The value allocated to the acquired libraries business was recorded as net assets held for sale and is based on the estimated future net cash flows from the libraries business in accordance with EITF 87-11, ALLOCATION OF PURCHASE PRICE TO ASSETS TO BE SOLD. The carrying value of the libraries business as of July 31, 2002 is approximately $33.1 million and losses for the period from June 6, 2002 through July 31, 2002 that have been excluded from the consolidated income statement were approximately $0.5 million.

    CONTINGENTLY REFUNDABLE INSURANCE POLICY. Avant!, which upon completion of the Synopsys-Avant! merger became a wholly-owned subsidiary of Synopsys is a party to a number of material civil litigation matters, including civil litigation (the Avant!/Cadence litigation) brought by Cadence Design Systems, Inc. (Cadence) as discussed in Footnote 12. Synopsys obtained an insurance policy from a subsidiary of American International Group, Inc., a AAA-rated insurance company, whereby insurance was obtained for certain compensatory, exemplary and punitive damages, penalties and fines and attorneys' fees arising out of the Avant!/Cadence litigation. The policy does not provide coverage for litigation other than the Avant!/Cadence litigation.

    The Company paid a total premium of $335 million for the policy, of which $240 million is contingently refundable. Under the policy the insurer is obligated to pay covered loss up to a limit of liability equaling (a) $500 million plus (b) interest accruing at the fixed rate of 2%, compounded semi-annually, on $250 million (the "interest component"), as reduced by previous covered losses. The policy will expire following a final judgment or settlement of the Avant!/Cadence litigation or any earlier date upon Synopsys' election. Upon such expiration, Synopsys will be entitled to a payment equal to $240 million plus the interest component less any covered loss (which, for this purpose, shall include legal fees only to the extent that the aggregate amount of such fees exceeds $10 million).

    The contingently refundable portion of the insurance premium ($240 million) is included in the July 31, 2002 balance sheet as a long-term restricted asset. Interest earned on $250 million will be included in other income, net in the post-merger statement of operations. The balance of the premium paid to the insurer ($95 million) is included in integration expense for the three- and nine-month periods ended July 31, 2002.

    At the closing date, the Avant!/Cadence litigation was accounted for as a pre-merger contingency because a litigation judgment or settlement amount, if any, is not probable or estimable. If a litigation loss becomes probable and estimable, such loss will be included in net income.

    VALUATION OF IPRD. The amounts allocated to purchased research and development, totaling $82.5 million, were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products to technological feasibility are expected to total approximately $17.5 million.

4.  STOCK REPURCHASE PROGRAM

    In July 2001, the Company's Board of Directors authorized a stock repurchase program under which Synopsys common stock with a market value up to $500 million may be acquired in the open market. This stock repurchase program replaced all prior repurchase programs authorized by the Board. Common shares repurchased are intended to be used for ongoing stock issuances under the Company's employee stock plans, for acquisitions and for other corporate purposes. The July 2001 stock repurchase program expires on October 31, 2002. During the three-month and nine-month periods ended July 31, 2001, the Company purchased 2.4 million and
6.6 million shares, respectively, of Synopsys common stock in the open market under a prior stock repurchase program, at average prices of $53 per share and $50 per share, respectively. The Company repurchased 0.8 million shares during the three-month and nine-month periods ended July 31, 2002 at an average price of $50 per share. At July 31, 2002, approximately $440.1 million remained available for repurchases under the July 2001 program.

5.  COMPREHENSIVE (LOSS) INCOME

    The following table sets forth the components of comprehensive (loss) income, net of income tax expense:

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                JULY 31,                           JULY 31,
                                                    ---------------------------------- ----------------------------------
                                                         2002              2001              2002             2001
                                                    ---------------- ----------------- ----------------- ----------------
                                                                               (IN THOUSANDS)
      Net (loss) income                                $(137,589)       $  14,450         $ (102,157)       $   36,404
         Foreign currency translation adjustment          (4,672)            (936)            (4,218)           (3,763)
         Unrealized (loss) gain on investments           (10,720)           1,803             (4,016)           (1,863)
         Reclassification adjustment for realized
            gains on investments                              --           (7,967)            (5,842)          (25,566)
                                                    ---------------- ----------------- ----------------- ----------------
      Total comprehensive (loss) income                $(152,981)       $   7,350         $ (116,233)       $    5,212
                                                    ================ ================= ================= ================

6.  EARNINGS PER SHARE

    Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive employee stock options outstanding during the period. The weighted-average dilutive stock options outstanding is computed using the treasury stock method. For the three- and nine-month periods ended July 31, 2002, due to the net loss incurred for such periods, the effect of employee stock options is anti-dilutive.

    The following is a reconciliation of the weighted-average common shares used to calculate basic net earnings per share to the weighted-average common shares used to calculate diluted net income per share:

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   JULY 31,                         JULY 31,
                                                        -------------------------------- --------------------------------
                                                             2002            2001             2002            2001
                                                        --------------- ---------------- --------------- ----------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      NUMERATOR
          Net (loss) income                               $ (137,589)      $  14,450       $ (102,157)      $  36,404
                                                        =============== ================ =============== ================
      DENOMINATOR:
          Weighted-average common shares
             outstanding                                      71,157          60,048           64,157          61,050
          Effect of dilutive employee stock options                -           4,839                -           4,312
                                                        --------------- ---------------- --------------- ----------------
      Diluted common shares                                   71,157          64,887           64,157          65,362
                                                        =============== ================ =============== ================

      Basic (loss) earnings per share                     $    (1.93)      $    0.24       $    (1.59)      $    0.60
                                                        =============== ================ =============== ================
      Diluted (loss) earnings per share                   $    (1.93)      $    0.22       $    (1.59)      $    0.56
                                                        =============== ================ =============== ================


    The effect of dilutive employee stock options excludes approximately 7,445,643 and 3,577,000 stock options for the three-month periods ended July 31, 2002 and 2001, respectively, and 5,339,772 and 3,513,000 for the nine-month periods ended July 31, 2002 and 2001, respectively, which were anti-dilutive for earnings per share calculations.

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

    The Company provides comprehensive design technology products and consulting services in the EDA software industry. The CODM evaluates the performance of the Company based on profit or loss from operations before income taxes not including integration costs, in-process research and development and amortization of intangible assets and deferred stock compensation. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region. There are no differences between the accounting policies used to measure profit and loss for the Company segment and those used on a consolidated basis. Revenue is defined as revenues from external customers.

    The disaggregated financial information reviewed by the CODM is as follows:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                JULY 31,                          JULY 31,
                                                    --------------------------------- ---------------------------------
                                                         2002             2001             2002             2001
                                                    ---------------- ---------------- ---------------- ----------------
                                                                              (IN THOUSANDS)
Revenue:
    Product                                            $   60,096       $   44,858       $  151,944       $  117,152
    Service                                                73,924           81,430          208,782          259,900
    Ratable license                                       102,075           49,822          236,552          119,736
                                                    ---------------- ---------------- ---------------- ----------------
    Total revenue                                      $  236,095       $  176,110       $  597,278       $  496,788
                                                    ================ ================ ================ ================
Gross margin before amortization of intangible
    assets and deferred stock compensation             $  201,775       $  143,390       $  493,376       $  401,056
Operating  income  (loss)  before  integration
    costs,  in-process  research and development
    and amortization of intangible assets and
    deferred stock compensation                        $   49,164       $    5,914       $   86,165       $     (851)


    There  were  no   integration,   in-process   research  and  development  or
amortization of deferred stock compensation costs during the three- and nine-month periods ended July 31, 2001.

    A reconciliation of the Company's segment gross margin to the Company's gross margin is as follows:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                JULY 31,                          JULY 31,
                                                    --------------------------------- ---------------------------------
                                                         2002             2001             2002             2001
                                                    ---------------- ---------------- ---------------- ----------------
                                                                              (IN THOUSANDS)
Gross margin before amortization of intangible
    assets and deferred stock compensation             $  201,775       $  143,390       $  493,376       $  401,056
Amortization of intangible assets and deferred
    stock compensation                                   (13,366)               --         (13,366)               --
                                                    ---------------- ---------------- ---------------- ----------------
Gross margin                                           $  188,409       $  143,390       $  480,010       $  401,056
                                                    ================ ================ ================ ================


     Reconciliation of the Company's segment profit and loss to the Company's operating (loss) income before (benefit) provision for income taxes is as follows:

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                JULY 31,                           JULY 31,
                                                    ---------------------------------- ----------------------------------
                                                         2002              2001             2002              2001
                                                    ---------------- ----------------- ---------------- -----------------
                                                                               (IN THOUSANDS)
Operating  income  (loss)  before  integration
  costs,  in-process  research and development
  and amortization of intangible assets and
  deferred stock compensation                         $   49,164         $  5,914         $   86,165       $     (851)
Integration costs                                       (117,266)              --           (117,266)              --
In-process research and development                      (82,500)              --            (82,500)              --
Amortization of intangible assets and deferred
  stock compensation                                     (22,186)          (4,163)           (30,586)         (12,514)
                                                    ---------------- ----------------- ---------------- -----------------
Operating (loss) income                               $ (172,788)        $  1,751         $ (144,187)      $  (13,365)
                                                    ================ ================= ================ =================

    Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         JULY 31,                          JULY 31,
                             --------------------------------- ----------------------------------
                                  2002             2001              2002             2001
                             ---------------- ---------------- ----------------- ----------------
                                                       (IN THOUSANDS)
Revenue:
    United States               $  154,501       $  110,770       $  390,529        $  306,650
    Europe                          34,992           33,460           98,584            91,214
    Japan                           25,758           18,405           59,783            53,060
    Other                           20,844           13,475           48,382            45,864
                             ---------------- ---------------- ----------------- ----------------
      Consolidated              $  236,095       $  176,110       $  597,278        $  496,788
                             ================ ================ ================= ================


                            JULY 31,       OCTOBER 31,
                              2002            2001
                        ---------------- ---------------
                                (IN THOUSANDS)
Long-lived assets:
    United States       $    160,270     $     176,330
    Other                     25,602            15,974
                        ---------------- ---------------
      Consolidated      $    185,872     $     192,304
                        ================ ===============

    Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company's methodology. Revenue is not reallocated among geographic regions to reflect any re-mixing of licenses between different regions following the initial product shipment. One customer accounted for approximately 15% and 10% of the Company's consolidated revenue during the three- and nine-months ended July 31, 2002, respectively. No one customer accounted for more than ten percent of the Company's consolidated revenue during the three- and nine-months ended July 31, 2001.

    The Company segregates revenue into five categories for purposes of internal management reporting: Design Implementation, Verification and Test, Design Analysis, Intellectual Property (IP) and Professional Services. The following table summarizes the revenue attributable to each of the various categories. Revenue attributable to products acquired from Avant! that was recognized by Avant! prior to June 6, 2002 is not reflected in the following tables. Revenue attributable to such products from June 6, 2002 through July 31, 2002 is included in the three- and nine- months ended July 31, 2002. As a result of the Avant! merger, the Company has redefined its product groups. Prior period amounts have been reclassified to conform to the new presentation.

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                            JULY 31,                         JULY 31,
                                 -------------------------------- --------------------------------
                                      2002            2001             2002             2001
                                 --------------- ---------------- ---------------- ---------------
                                                          (IN THOUSANDS)
Revenue

  Design Implementation            $   105,041     $    68,726      $   253,946      $   192,817
  Verification and Test                 62,216          59,037          191,471          161,301
  Design Analysis                       40,616          11,300           61,745           30,216
  IP                                    13,359          18,101           45,150           47,402
  Professional Services                 14,863          18,946           44,966           65,052
                                 --------------- ---------------- ---------------- ---------------
     Consolidated                  $   236,095     $   176,110      $   597,278      $   496,788
                                 =============== ================ ================ ===============


8.  DERIVATIVE FINANCIAL INSTRUMENTS

    Available-for-sale equity investments accounted for under Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115), are subject to market price risk. From time to time, the Company enters into and designates forward contracts to hedge variable cash flows from anticipated sales of these investments. The Company recorded a net realized gain on the sale of the available-for-sale investments including the settlement of forward contracts of $10.3 million and $13.1 million (net of premium amortization), respectively, during the three-month periods ended July 31, 2002 and 2001 and $22.8 million and $41.9 million (net of premium amortization), respectively, during the nine-month periods ended July 31, 2002 and 2001. As of July 31, 2002, the Company has recorded $7.6 million in long-term investments due to locked-in unrealized gains on the available-for-sale investments. As of July 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the forward sale contracts is 6 months.

9.  TERMINATION OF AGREEMENT TO ACQUIRE IKOS SYSTEMS, INC.

    On July 2, 2001, the Company entered into an Agreement and Plan of Merger with IKOS Systems, Inc. (IKOS). The Agreement provided for the acquisition of all outstanding shares of IKOS common stock by Synopsys.

    On December 7, 2001, Mentor Graphics Corporation (Mentor) commenced a cash tender offer to acquire all of the outstanding shares of IKOS common stock at $11.00 per share, subject to certain conditions. On March 12, 2002, Synopsys and IKOS executed a termination agreement by which the parties terminated the Synopsys-IKOS merger agreement and pursuant to which IKOS paid Synopsys the $5.5 million termination fee required under the Synopsys-IKOS merger agreement. This termination fee and $2.4 million of expenses incurred in conjunction with the acquisition are included in other income, net on the unaudited condensed consolidated statement of income for the nine-month period ended July 31, 2002. Synopsys subsequently executed a revised termination agreement with Mentor and IKOS in order to add Mentor as a party thereto.

10. WORKFORCE REDUCTION

    In March 2002, the Company implemented a workforce reduction. The purpose was to reduce expenses by decreasing the number of employees in all departments, both domestically and internationally. As a result, the Company's workforce was decreased by approximately 175 employees and a charge of approximately $3.9 million is included in operating expenses during the nine-month period ended July 31, 2002. This charge consists of severance and other special termination benefits.

11. DEFERRED STOCK COMPENSATION

    In connection with the Avant! acquisition, the Company assumed unvested stock options held by former Avant! employees. The Company has recorded deferred stock compensation totaling $8.1 million based on the intrinsic value of the assumed unvested stock options. The deferred stock compensation is amortized over the options' remaining vesting period of one to three years. During the three- and nine-months ended, July 31, 2002, the Company recorded amortization of deferred stock compensation in each of the following expense classifications on the statement of operations:

(IN THOUSANDS)
Cost of revenues                           $  58
Research and development                     309
Sales and marketing                          105
General and administrative                    38
                                           --------
Total                                       $510
                                           ========

12. CADENCE LITIGATION

     Avant! and its subsidiaries are engaged in the Avant!/Cadence litigation, a material civil litigation matter. The Avant!/Cadence litigation generally arises out of the same set of facts that were the subject of a criminal action brought against Avant! and several individuals by the District Attorney of Santa Clara County, California (the "Santa Clara criminal action"). Avant!, Gerald C. Hsu, Chairman of Avant! and five former Avant! employees pled no contest to certain of the charges in the Santa Clara criminal action. As part of that plea, Avant! paid approximately $35.3 million in fines and a hearing was held on the amount of restitution owed to Cadence. During the hearing, Cadence claimed losses of $683.3 million. Ultimately, the court in the Santa Clara criminal action required Avant! to pay Cadence restitution in the amount of $195.4 million. That amount has been fully paid.

     Cadence seeks compensatory damages and treble or other exemplary damages from Avant! in the Avant!/Cadence litigation under theories of copyright infringement, misappropriation of trade secrets, inducing breach of contract and false advertising. Synopsys believes Avant! has defenses to all of Cadence's claims in the Avant!/Cadence litigation. Cadence has not fully quantified the amount of damages it seeks in the Avant!/Cadence litigation. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the $195.4 million restitution paid to Cadence in the Santa Clara criminal action. Approximately $500 million in additional damages would be covered by the insurance policy Synopsys has obtained with respect to the Avant!/Cadence litigation.

     Injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated portions of Cadence's Design Framework II source code (DFII). The injunctions also prohibit Avant! from possessing, using, selling or licensing any product or work copied or derived from DFII and directly or indirectly marketing, selling leasing, licensing, copying or transferring any of the ArcCell or Aquarius products. Avant! ceased marketing, selling, leasing, licensing or supporting all of the ArcCell or Aquarius products in 1996 and 1999, respectively. The DFII code is not incorporated in any current Avant! product. Although Cadence has not made a claim in the Avant!/Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence's intellectual property rights, Cadence has publicly implied that it intends to assert such claims. Synopsys believes it would have defenses to any such claims. Nonetheless, should Cadence be successful at proving that any past or then-current Avant! product incorporated intellectual property misappropriated from Cadence, Synopsys could be permanently enjoined from further use of such intellectual property, which might require modification to existing products and/or suspension of the sale of such products until such Cadence intellectual property was removed.

13.  SUBSEQUENT EVENT - ACQUISITION OF INSILICON CORPORATION

     On July 23, 2002, Synopsys entered into an Agreement and Plan of Merger with inSilicon Corporation (inSilicon) under which Synopsys commenced a cash tender offer to acquire all of the outstanding shares of inSilicon common stock at $4.05 per share or approximately $64.9 million, subject to certain conditions. Following the consummation of the tender offer, inSilicon will merge with and into a wholly owned subsidiary of Synopsys. Synopsys will account for the merger under the purchase method of accounting. The merger is subject to certain conditions, including approval of the merger and the Agreement and Plan of Merger by the inSilicon stockholders, compliance with regulatory requirements and customary closing conditions.

14.  SUBSEQUENT EVENT - ACQUISITION OF CO-DESIGN

     On September 6, 2002, Synopsys acquired all of the outstanding shares of capital stock of Co-Design Automation, Inc. (Co-Design) for consideration consisting of cash and notes of $29.7 million and $4.8 million, respectively, and assumed options with an aggregate value of approximately $1.3 million. The Company will account for the merger under the purchase method of accounting. Synopsys purchased Co-Design for a number of reasons, including (i) the combination of Co-Design's technology with Synopsys' verification tools is expected to speed the delivery of next-generation hardware description language solutions; (ii) the acquisition will help promote the use of the Superlog language, which Synopsys believes will be important in developing next generation verification tools and increasing designer productivity; and (iii) the acquisition gives Synopsys access to Co-Design's industry experts. As of the date of filing this Form 10-Q, the valuation of Co-Design's assets and liabilities, including identifiable intangible assets, as of the closing date has not been completed.

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

     VALUATION OF STRATEGIC INVESTMENTS. As of July 31, 2002, the adjusted cost of our strategic investments totaled $41.4 million. We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies where there is not a market in which their value is readily determinable, we assess each investment for indicators of impairment at each quarter end based primarily on achievement of business plan objectives and current market conditions, among other factors, and information available to us at the time of this quarterly assessment. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies. Future adverse changes in market conditions, poor operating results of underlying investments and other information obtained after our quarterly assessment could result in losses or an inability to recover the current carrying value of the investments thereby possibly requiring an impairment charge in the future. Based on these measurements, an impairment loss of $4.0 million and $7.5 million was recorded during the three- and nine-month periods ended July 31, 2002.

VALUATION OF INTANGIBLE ASSETS. Intangible assets, net of accumulated amortization, totaled $351.2 million as of July 31, 2002. We periodically evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology and capitalized software. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of the fiscal year. No impairment losses were recorded during the current quarter based on these measurements.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. As of July 31, 2002, the allowance for doubtful accounts totaled $23.0 million. Management estimates the collectibility of our accounts receivable on an account-by-account basis. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. In addition, we provide for a general reserve on all accounts receivable, using a specified percentage of the outstanding balance in each aged group. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international exposures (such as currency devaluation), and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INCOME TAXES. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of July 31, 2002, deferred tax assets and liabilities totaled $169.2 million and $23.3 million, respectively. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

    On June 6, 2002 (the "closing date"), the Company completed the merger with Avant! Corporation (Avant!), a company which develops, markets, licenses and supports electronic design automation software products that assist design engineers in the physical layout, design, verification, simulation, timing and analysis of advanced integrated circuits. Under the terms of the merger agreement between the Company and Avant!, Avant! merged with and into a wholly-owned subsidiary of Synopsys. The merger is accounted for under the purchase method of accounting. The results of operations of Avant! are included in the accompanying condensed consolidated financial statements for the period from the closing date through July 31, 2002.

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

     TSLs are time-limited rights to use our software. Since TSLs include bundled product and services, both product and service revenue is generally recognized ratably over the term of the license, or, if later, as payments become due. The terms of TSLs, and the payments due thereon, may be structured flexibly to meet the needs of the customer. In certain situations, customers have limited rights to new technology through reconfiguration clauses under their agreements.

    We introduced TSLs in the fourth quarter of fiscal 2000. The replacement of the prior form of time-based licenses by TSLs has impacted and will continue to impact our reported revenue. When a customer buys a TSL, relatively little revenue is recognized during the quarter the product is initially delivered. The remaining amount will either be recorded as deferred revenue on our balance sheet or considered backlog by the Company and not recorded on the balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized. The amount considered backlog moves out of backlog and is recorded as deferred revenue as invoiced or as additional payments are made. Deferred revenue is reduced as revenue is recognized. Under the prior form of time-based licenses, a high proportion of all license revenue was recognized in the quarter that the product was delivered, with relatively little recorded as deferred revenue or as backlog. Therefore, an order for a TSL will result in significantly lower current-period revenue than an equal-sized order under the prior form of time-based licenses.

     Since our introduction of TSLs, the average TSL duration has been approximately 3.25 years. This means that, absent the Avant! merger, the transition of our license base to TSLs would continue to impact our reported revenue until at least the first quarter of fiscal year 2004. This transition period will be extended as a result of our merger with Avant!. Avant!'s historical license order mix had a higher proportion of perpetual licenses and a lower proportion of ratable licenses than the Synopsys license order mix from August 2000 to the present (i.e., since our adoption of TSLs), which has been 22% perpetual licenses and 78% ratable licenses. We expect that the future license order mix of the combined company will approach, over time, the Synopsys license mix, though it is likely to fluctuate from quarter to quarter.

    We set revenue targets for any given quarter based, in part, upon an assumption that we will achieve a certain license mix of perpetual licenses and TSLs. The actual mix of licenses sold affects the revenue we recognize in the period. If we are unable to achieve our target license mix, we may not meet our revenue targets. Our target license mix for total new software license orders for the fourth quarter of fiscal year 2002 is 20% to 25% perpetual licenses and 75% to 80% ratable licenses. For fiscal year 2003, our preliminary target license mix for total new software license orders is 22% to 27% perpetual licenses and 73% to 78% ratable licenses. These ranges are preliminary and are subject to revision based on developments in our business. In addition, the precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter period. In the third quarter of fiscal 2002, the license mix was approximately 32% perpetual licenses and 68% TSLs, in comparison to 29% perpetual licenses and 71% TSLs in the third quarter of fiscal 2001.

    As expected, total revenue for the third quarter of fiscal 2002 increased 34% to $236.1 million compared to $176.1 million for the third quarter of fiscal 2001. Revenue for the nine months ended July 31, 2002 increased 20% to $597.3 million compared to $496.8 million for the nine months ended July 31, 2001. The increase in total revenue for the three- and nine months ended July 31, 2002 compared to the same periods in 2001 is due primarily to the Avant! acquisition, and to the additional quarters that the TSL license model has been used and the related increase in revenue due to the timing of revenue recognition under this model.

    Product revenue increased 34% to $60.1 million for the third quarter of fiscal 2002, compared to $44.9 million for the third quarter of fiscal 2001 and 30% to $151.9 million for the nine months ended July 31, 2002 compared to $117.2 million for the same period in fiscal 2001. The increase in product revenue is directly related to the increase in orders for perpetual licenses during the periods, since, in most cases, product revenue is recognized in the same quarter that an order for a perpetual license is received and to the increased volume as a result of the Avant! merger. During the second quarter of 2002, we began offering variable maintenance arrangements to certain customers that entered into perpetual license technology arrangements in excess of $2.0 million. Under these arrangements, the annual fee for PCS is calculated as a percentage of the net license fee rather than a fixed percentage of the list price.

    Service revenue decreased 9% to $73.9 million for the third quarter of fiscal 2002, compared to $81.4 million for the third quarters of fiscal 2001, and decreased 20% to $208.8 million for the nine months ended July 31, 2002 compared to $259.9 million for the same period in fiscal 2001. The decreases in both periods are due in part to economic factors and in part to the impact of our adoption of TSLs on our overall license mix. Economic conditions have led our customers to reduce their costs by curtailing their use of outside consultants and, in some cases, discontinuing maintenance on their perpetual license. As a result, we received a lower volume of new consulting orders than expected, and certain projects in the consulting backlog were deferred or cancelled. Customer expenditures on training have also been reduced, which has reduced our revenue from training. These conditions are expected to continue at least until the semiconductor industry recovers. The shift to TSLs has impacted service revenue in two ways. First, new licenses structured as TSLs include bundled PCS, which means that revenue attributable to PCS is recognized as ratable revenue. If such licenses were perpetual licenses or time-based licenses similar to the type that we used to offer, the PCS revenue relating to such licenses would be recognized as service revenue. Second, customers with existing perpetual licenses are entering into new TSLs rather than renewing the PCS on the existing perpetual licenses. In each case, revenue attributable to PCS that otherwise would have been reflected in service revenue is now reflected in ratable license revenue.

    REVENUE EXPECTATIONS. For the fourth quarter of fiscal year 2002, we expect revenue to consist of 25% to 30% product revenue, 45% to 50% TSLs and 25% to 30% services revenue. For the full fiscal year 2003, we expect revenue to consist of 15% to 20% product revenue, 50% to 55% TSLs and 25% to 30%services revenue.

    INTERNATIONAL REVENUE. The following table summarizes the performance of the various geographic regions as a percent of total Company revenue:

                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                  JULY 31,                   JULY 31,
                          -------------------------- --------------------------
                             2002          2001          2002         2001
                          ------------ ------------- ------------- ------------
North America                   65%          63%           65%           62%
Europe                          15%          19%           17%           18%
Japan                           11%          10%           10%           11%
Asia Pacific and Other           9%           8%            8%            9%
                          ------------ ------------- ------------- ------------
Total                          100%         100%          100%          100%
                          ============ ============= ============= ============

    International revenue as a percentage of total revenue for the quarter ended July 31, 2002 decreased to 35% from 37% for the quarter ended July 31, 2001 and to 35% from 38% for the nine-month periods ended July 31, 2002 and 2001, respectively. In any given period, the geographic mix of revenue is influenced by the particular contracts signed during the quarter and in prior quarters. International sales are vulnerable to regional or worldwide economic or political conditions. In particular, a number of our largest European customers are in the telecommunications equipment business, which has weakened considerably, resulting in a quarterly decline in revenues from Europe as a percentage of total Company revenue during fiscal 2002. The majority of our international sales are denominated in the U.S. dollar. There were no foreign exchange gains or losses that were material to our financial results during the three- and nine-month periods ended July 31, 2002 and 2001.

    REVENUE - PRODUCT GROUPS. For management reporting purposes, our products have been organized into four distinct product groups -- Design Implementation, Verification and Test, Design Analysis, Intellectual Property (IP) -- and a services group -- Professional Services. The following table summarizes the revenue attributable to the various groups as a percentage of total Company revenue for the last eight quarters. Revenue attributable to products acquired from Avant! that was recognized by Avant! prior to June 4, 2002 is not reflected in the following tables. Revenue attributable to such products from June 6, 2002 through July 31, 2002 is included in the third quarter fiscal 2002 revenue. As a result of the Avant! merger, we have redefined our product groups. Prior period amounts have been reclassified to conform to the new presentation.

                              Q3-2002       Q2-2002      Q1-2002      Q4-2001      Q3-2001      Q2-2001      Q1-2001     Q4-2000
                            ------------- ------------ ------------ ------------ ------------ ------------ ------------ -----------
Revenue

  Design Implementation           45%           42%          40%          42%          39%          39%          38%          40%
  Verification and Test           26            34           37           33           34           32           31           30
  Design Analysis                 17             6            6            6            6            5            7            5
  IP                               6             9            9           10           10            9           10           11
  Professional Services            6             9            8            9           11           15           14           14
                            ------------- ------------ ------------ ------------ ------------ ------------ ------------ -----------
   Total Company                 100%          100%         100%         100%         100%         100%         100%         100%
                            ============= ============ ============ ============ ============ ============ ============ ===========

    DESIGN IMPLEMENTATION. Design Implementation includes products used for the design of a chip from a high level functional description to a complete description of the transistors and wires that implement such functions that can be delivered to a semiconductor company for manufacturing (a process often referred to as "RTL to GDSII"), including synthesis, physical synthesis, floor planning and place-and-route products and technologies. The principal products in this category are Design Compiler, FPGA Compiler, Physical Compiler, Chip Architect, Floorplan Compiler, Jupiter, Apollo, Astro and related products. Design Implementation, as a percent of revenue, fluctuated between 38% and 42% in the period from the fourth quarter of fiscal 2000 through the second quarter of fiscal 2002, and exhibited a generally increasing trend from the first quarter of fiscal 2001 through the second quarter of fiscal 2002. This trend reflects the Company's growing portfolio of Design Implementation products during the period, most notably the introduction of Physical Compiler, and the growing importance of design implementation products in solving customers design problems. The 3% increase from the second quarter of fiscal 2002 to the third quarter of fiscal 2002 is due principally to the addition of Avant! products to this category, since the largest portion of Avant!'s revenue was derived from products (including its principal place and route products) that were added to the Design Implementation category.

    VERIFICATION AND TEST. Verification and Test includes products used for verification and analysis performed at the system level, register transfer level
(RTL) and gate level of design, including simulation, system level design and verification, timing analysis, formal verification, test and related products. The principal products in this category are VCS, Polaris, Vera, PathMill, CoCentric System Studio, PrimeTime, Formality, Design Verifyer, DFT Compiler and TetraMax. As a percent of revenue, revenue from this product family fluctuated between 30% and 34% in the period from the fourth quarter of fiscal 2000 through the second quarter of fiscal 2002, principally attributable to the mix of perpetual versus time-based license orders received for Verification and Test products during any given quarter. Revenue as a percent of total revenue increased through the second quarter of fiscal 2002 as a result of the quarterly amortization of deferred revenue related to the ratable license model. From the second quarter of fiscal 2002 to the third quarter of fiscal 2002, Verification and Test revenues as a percent of total Company revenue decreased, principally because the Verification and Test product group does not include many products acquired from Avant!. In terms of absolute dollars, revenues from this product group remained relatively flat.

    DESIGN ANALYSIS. Design Analysis includes products used for verification and analysis performed at the transistor level and physical level of design, including analog and mixed signal circuit simulation, design rule checking, power analysis, customer design, semiconductor process modeling and reliability analysis. The principal products in this category are NanoSim, StarSim, HSPICE, StarRC, Arcadia, TCAD, Hercules, Venus, OPC, PrimePower and Cosmos. Revenue from this product group as a percentage of total revenues has ranged between 5% and 7% since the introduction of TSLs as a result of the mix of perpetual versus time-based license orders received during a particular quarter. During the third quarter of fiscal 2002, revenue from this product group as a percentage of total revenues increased to 17%, due primarily to the Avant! acquisition, as the second largest portion of Avant!'s revenue was derived from products that were added to the Design Analysis category.

    INTELLECTUAL PROPERTY. Our IP products include the DesignWare library of design components and verification models. Revenue as a percent of total revenue decreased from the fourth quarter of fiscal 2000 to the third quarter of fiscal 2002 from 11% to 6%, respectively, due in part to the fact that the term of many of these licenses has increased from one to three years and the revenue is recognized over a longer period of time. From the second quarter of fiscal 2002 to the third quarter of fiscal 2002, IP revenues as a percent of total Company revenue decreased principally because the IP product group does not include many products acquired from Avant!

    PROFESSIONAL SERVICES. The Professional Services group includes consulting and training activities. This group provides consulting services, including design methodology assistance, specialized telecommunications systems design services and turnkey design. Revenue from professional services as a percentage of total revenues has declined from 14% in the fourth quarter of fiscal 2000 to 6% in the third quarter of fiscal 2002, reflecting, as described above under "Revenue", the impact of the economic environment.

    COST OF REVENUE. Cost of revenue consists of the cost of product revenue, cost of service revenue and cost of ratable license revenue and amortization of intangible assets and deferred stock compensation. Cost of product revenue includes personnel and related costs, production costs, product packaging, documentation, amortization of capitalized software development costs and purchased technology, and costs of the components of our hardware system products. The cost of internally developed capitalized software is amortized based on the greater of the ratio of current product revenue to the total of current and anticipated product revenue or the straight-line method over the software's estimated economic life of approximately two years. Cost of service revenue includes consulting services, personnel and related costs associated with providing training and PCS on perpetual licenses. Cost of ratable license revenue includes the costs of product and services related to our TSLs, since TSLs include bundled product and services. Cost of product revenue, cost of service revenue and cost of ratable license revenue are heavily dependent on an on the mix of software orders received during the period.

    Cost of product revenue decreased to 7% of total product revenue for the three months ended July 31, 2002 compared to 14% for the same period during 2001. Cost of product revenue was 8% and 15% for the nine months ended July 31, 2002 and 2001, respectively. This decrease in cost of product revenue as a percentage of total product revenue for the three- and nine-month periods ended July 31, 2002 as compared to 2001 is due in part to the wind-down of our internet business unit during the third quarter of fiscal 2001, and in part to certain direct costs related to commitments that were incurred during the third quarter of fiscal 2001 resulting from the sale of our silicon libraries business.

    Cost of service revenue as a percentage of total service revenue was 27% and 24% for the third quarters of fiscal 2002 and 2001, respectively, and increased to 28% from 22% for the nine months ended July 31, 2002 and 2001, respectively. The increase in cost of service revenue as a percentage of total service revenue is due primarily to the decline in total service revenue and to decreased utilization of our professional services personnel, both as a result of the economic environment.

    Cost of ratable license revenue was 10% in the third quarter of fiscal 2002 compared to 15% for the third quarter of 2001 and was 15% and 16% for the nine months ended July 31, 2002 and 2001, respectively. The cost of ratable license revenue as a percent of ratable revenue is impacted by the mix of orders between product, service and ratable revenue during the particular quarter as well as an increase in quarterly amortization of deferred revenue and backlog, which is an inherent result of the use of the ratable license model.

     Amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible asset associated with certain executory contracts, as discussed under "ACQUISITION OF AVANT! CORPORATION" below, and the amortization of core/developed technology acquired in the Avant! merger. Total amortization of these intangible assets for the three- and nine-month periods ended July 31, 2002 was $2.7 million and $10.2 million, respectively. In connection with the Avant! acquisition, the Company also assumed unvested stock options held by Avant! employees. The Company has recorded deferred stock compensation totaling $8.1 million based on the intrinsic value of these assumed unvested stock options. The deferred stock compensation is amortized over the options' remaining vesting period of one to three years. During the three- and nine-months ended July 31, 2002, we recorded amortization of deferred stock compensation in each of the following expense classifications on the statement of operations:

(IN THOUSANDS)
Cost of revenues                           $  58
Research and development                     309
Sales and marketing                          105
General and administrative                    38
                                           --------
Total                                       $510

    COST REDUCTION PROGRAM. During the first quarter of fiscal 2002, as part of an overall cost reduction program, the Company implemented a workforce reduction affecting all departments, both domestically and internationally. As a result, the Company's workforce was reduced by approximately 175 employees and a charge of approximately $3.9 million was included in operating expenses during the second quarter of fiscal 2002. This charge consists of severance and other special termination benefits. These costs are reflected in the statement of operations as follows:

(IN THOUSANDS)
Cost of revenues                           $ 678
Research and development                   1,081
Sales and marketing                        1,078
General and administrative                 1,033
                                         -----------
Total                                      3,870
                                         ===========

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $61.6 million during the third quarter of fiscal 2002 compared to $49.4 million for the third quarter of fiscal 2001. Research and development expenses represented 26% and 28% of total revenue in the third fiscal quarter of 2002 and 2001, respectively. The increase in research and development expenses resulted principally from the increase in headcount as a result of the Avant!

acquisition. The increased expenditures consist principally of increases of $8.8 million in compensation expense, $2.0 million in depreciation expense and of $5.3 million in research and development-related human resources, technology and facilities costs. These increases are offset by decreases of $1.9 million in consulting and contractor costs and $1.9 million in other costs including travel, communications and supplies as a result of the Company's cost reduction programs.

    Research and development expenses were $156.9 million for the nine-month period ended July 31, 2002 and $143.2 million for the nine-month period ended July 31, 2001. As a percentage of total revenue, research and development expenses represented 26% and 29% for the nine-month periods ended July 31, 2002 and 2001, respectively. The increase in terms of dollars is due to the increase in compensation and compensation-related costs of $14.0 million related to higher levels of research and development staffing as a result of the Avant! acquisition and annual merit and cost of living increases, which were implemented in the second quarter of 2001. Depreciation expense also increased $3.2 million and human resources, technology and facilities costs for research and development increased $5.1 million as a result of the increase in research and development staffing. These increases are offset by decreases in expenses related to consultants and other expenses, including facilities, travel, communications, supplies and recruiting, which decreased $4.5 million and $3.5 million, respectively, as a result of our cost reduction programs.

    SALES AND MARKETING. Sales and marketing expenses remained relatively flat at $69.1 million the third quarter of fiscal 2002 compared to $69.0 million in the same quarter last year. Sales and marketing expenses represented 29% and 39% of total revenue in the third fiscal quarter of 2002 and 2001, respectively. In the three-month period in fiscal 2002 compared to fiscal 2001, in terms of dollars, compensation and compensation-related costs increased $3.6 million due to the Avant! acquisition. These increases were offset by decreases in advertising expenses of $1.0 million due to the fact that the Company launched a brand recognition program during the third quarter of fiscal 2001, resulting in additional expenses in 2001. The corporate costs allocated to sales and marketing also decreased $2.5 million as a result of a decrease in human resources, technology and facilities costs as a result of decreased sales and marketing headcount as a percentage of total headcount.

    Sales and marketing expenses were $192.1 million and $207.7 million (32% and 42% of total revenue) for the nine-month periods ended July 31, 2002 and 2001, respectively. The decrease in the nine-month period in fiscal 2002 in comparison to the fiscal 2001 period, in terms of dollars, resulted from a decrease in compensation and compensation-related costs of $4.1 million due to a decline in sales commissions and a decrease in the cost of benefits related to a change in our health and welfare benefit programs. These decreases were offset by an increase in compensation related to additional employees added during the third quarter as a result of the Avant! acquisition. Human resources, technology and facilities costs also decreased $5.6 million as a result of a decrease in sales and marketing headcount as a percentage of total headcount. Employee functions, consulting expenses, and other expenses including facilities, travel and information technology also decreased $1.1 million, $2.3 million and $2.1 million, respectively, as a result of the Company's cost reduction efforts.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 14% to $21.9 million in the third quarter of fiscal 2002, compared to $19.1 million in the same quarter last year. General and administrative expenses represented 9% and 11% of total revenue for the three-month periods ended July 31, 2002 and 2001, respectively. This increase is due in part to an increase in litigation expenses relating to certain legal actions. Compensation and compensation-related costs increased $2.2 million, communications costs of $1.5 million and facilities costs of $3.6 million due to the acquisition of Avant!. These increases were offset by decreases in consulting costs of $2.6 million as a result of the Company's cost reduction efforts and human resources, technology and facilities costs decreased $6.2 million as a result of a decrease in the percentage of general and administrative headcount.

    General and administrative expenses increased 14% to $58.2 million from $50.9 million for the nine months ended July 31, 2002 and 2001, respectively. General and administrative expenses represented 10% of total revenue in each of the nine-month periods ended July 31, 2002 and 2001. This increase is due in part to an increase in litigation expenses relating to certain legal actions initiated by Synopsys. In addition, compensation and compensation-related costs increased $2.3 million, communications costs increased $1.9 million, and facilities costs increased $9.8 million as a result of the Avant! acquisition. These increases were offset by decreased consulting costs of $3.0 million as a result of the Company's cost reduction efforts and decreased human resources, technology and facilities costs of $13.0 million as a result of a decrease in general and administrative headcount.

    AMORTIZATION OF INTANGIBLE ASSETS. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Intangible assets and goodwill are amortized over their estimated useful lives of three to six years. We assess the recoverability of goodwill by estimating whether the unamortized cost will be recovered through estimated future undiscounted cash flows. Amortization of intangible assets charged to operations in the third quarter of fiscal 2002 was $8.8 million compared to $4.2 million for the same period last year. Amortization of intangible assets charged to operations was $17.2 million and $12.5 million for the nine months ended July 31, 2002 and 2001, respectively. The increased amortization in the fiscal 2002 periods is due to the amortization of intangible assets acquired in the Avant! merger. The Financial Accounting Standards Board recently issued new guidance with respect to the amortization and evaluation of goodwill. This new guidance is discussed below under "Effect of New Accounting Standards".

    OTHER INCOME, NET. Other income, net was $11.4 million in the third quarter of fiscal 2002 compared to $19.5 million in the same quarter in the prior year. This decrease is due in part to the lower level of gains recognized on the sale of securities, which were $10.3 million during the third quarter of fiscal 2002 compared to $13.1 million for the same period during 2001. Interest income for the third quarter of 2002 was $2.4 million compared to $2.7 million for the third quarter of 2001. Although cash balances were higher as of July 31, 2002 than a year ago, significantly lower interest rates and the Company's shift of its investments into shorter maturity instruments in anticipation of the Avant! merger resulted in a decrease in interest income. Rental income in the third quarter of fiscal 2002 and 2001 was $2.6 million and $2.5 million, respectively. The third quarter of fiscal 2002 includes investment impairment charges of approximately $4.0 million to write down the carrying value of certain assets held in our venture fund to the best estimate of net realizable value.

    Other income, net was $33.7 million and $66.9 million for the nine months ended July 31, 2002 and 2001, respectively. The nine-month decrease is due in part to the gain of $10.6 million on the sale of our silicon libraries business to Artisan during 2001 and in part to realized gains on investments, which were $22.7 million for fiscal 2002 as compared to $43.1 million for fiscal 2001. These gains were partially offset by the write-down of certain assets in our venture portfolio in the amount of $7.5 million and $4.3 million for the nine months of fiscal 2002 and 2001, respectively. Interest income in the nine months ended July 31, 2002 was $6.9 million, as compared to $10.5 million in the same quarter last year. Although cash balances were higher as of July 31, 2002 than a year ago, a significantly lower interest rate environment and a shortened average investment maturity in anticipation of the Avant! acquisition resulted in a decrease in interest income. The nine months ended July 31, 2002 also include a gain of $3.1 million related to the termination fee for the IKOS agreement, net of costs incurred. Further, rental income was $7.5 million and $6.2 for the nine-month periods ended July 31, 2002 and 2001, respectively. The remaining changes to other income, net relate to the amortization of premium forwards and foreign exchange gains and losses recognized during the nine-month period.

    During the nine months ended July 31, 2002 and 2001, we determined that certain of the assets held in our venture fund valued at $9.5 million and $6.6 million, respectively, were impaired and that the impairment was other than temporary. Accordingly, we recorded charges of approximately $7.5 million and $4.3 million for the nine months ended July 31, 2002 and 2001, respectively, to write down the carrying value of the investments to the best estimate of net realizable value. Impairment charges relate to certain investments in non-public companies and represent management's estimate of the impairment incurred during the period as a result of specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies where there is not a market in which their value is readily determinable, we assess each investment for indicators of impairment at each quarter-end based primarily on achievement of business plan objectives and current market conditions, among other factors, and information available to us at the time of this quarterly assessment. The primary business plan objectives we consider include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies.

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

    The following table presents the carrying value and related weighted-average total return for our investment portfolio. The carrying value approximates fair value at July 31, 2002. In accordance with our investment policy, the weighted-average duration of our total invested funds does not exceed one year.

    Principal (Notional) Amounts in U.S. Dollars:

                                                                                  WEIGHTED-AVERAGE
                                                                  CARRYING           AFTER TAX
(IN THOUSANDS, EXCEPT INTEREST RATES)                              AMOUNT           TOTAL RETURN
                                                              ----------------- ---------------------
Short-term investments - fixed rate                                  96,647             4.09%
Short-term investments (RESTRICTED) - fixed rate                      1,900             1.56%
Cash-Equivalent investments (RESTRICTED)- variable rate               3,597             1.10%
Money market funds - variable rate                                  236,678             1.28%
                                                              -----------------
   Total interest bearing instruments                         $     338,822             2.08%
                                                              =================


    FOREIGN CURRENCY RISK. At the present time, we do not generally hedge anticipated foreign currency cash flows but hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies. Hedging activities undertaken are intended to offset the impact of currency fluctuations on these balances. The success of this activity depends upon the accuracy of our estimates of balances denominated in various currencies, primarily the Euro, Japanese yen, Taiwan dollar, British pound sterling, Canadian dollar, Singapore dollar, Korean Won and Israeli Shekel. We had contracts for the sale and purchase of foreign currencies with a notional value expressed in U.S. dollars of $255.1 million as of July 31, 2002. Looking forward, we do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these hedging transactions will be effective in the future.

    The following table provides information about our foreign exchange forward contracts at July 31, 2002. Due to the short-term nature of these contracts, the contract rate approximates the weighted-average contractual foreign currency exchange rate at July 31, 2002. These forward contracts mature in approximately thirty days.

    Short-Term  Forward  Contracts to Sell and Buy Foreign  Currencies  in U.S.
Dollars:

                                                  USD AMOUNT      CONTRACT RATE
                                                ---------------- ---------------
     (IN THOUSANDS, EXCEPT FOR CONTRACT RATES)
     Forward Net Contract Values:
        Euro                                      $   202,024           1.0148
        Japanese yen                                   24,645         118.3700
        Taiwan dollar                                  15,285          33.7670
        Korean Won                                      3,310       1,196.2500
        Israeli Shekel                                  1,319           4.7400
        Canadian dollar                                 5,784           1.5744
        Singapore dollar                                2,770           1.7633
                                                ----------------
                                                  $   255,137
                                                ================

    The unrealized gains/losses on the outstanding forward contracts at July 31, 2002 were immaterial to our consolidated financial statements. The realized gain/losses on these contracts as they matured were not material to our consolidated financial position, results of operations or cash flows for the periods presented.

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

    On December 7, 2001, Mentor Graphics Corporation (Mentor) commenced a cash tender offer to acquire all of the outstanding shares of IKOS common stock at $11.00 per share, subject to certain conditions. On March 12, 2002, Synopsys and IKOS executed a termination agreement by which the parties terminated the Synopsys-IKOS merger agreement and pursuant to which IKOS paid Synopsys the $5.5 million termination fee required by the Synopsys-IKOS merger agreement. This termination fee and $2.4 million of expenses incurred in conjunction with the acquisition are included in other income, net on the unaudited condensed consolidated statement of income for the nine month period ended July 31, 2002. Synopsys subsequently executed a revised termination agreement with Mentor and IKOS in order to add Mentor as a party thereto.

    ACQUISITION OF AVANT! CORPORATION. On June 6, 2002 (the "closing date"), the Company completed its merger with Avant!.

    REASONS FOR THE ACQUISITION. The Company's Board of Directors unanimously approved the Company's merger with Avant! at its December 1, 2001 meeting. In approving the merger agreement, the Board of Directors consulted with legal and financial advisors as well as with management and considered a number of factors. These factors include the fact that the merger is expected to enable Synopsys to offer its customers a complete end-to-end solution for system-on-chip design that includes Synopsys' logic synthesis and design verification tools with Avant!'s advanced place and route, physical verification and design integrity products, thus increasing customers' design efficiencies. By increasing customer design efficiencies, Synopsys expects to be able to better compete for customers designing the next generation of semiconductors. Further, by gaining access to Avant!'s physical design and verification products, as well as its broad customer base and relationships, Synopsys will gain new opportunities to market its existing products. The foregoing discussion of the information and factors considered by the Company's Board of Directors is not intended to be exhaustive but includes the material factors considered by the Company's Board of Directors.

    PURCHASE PRICE. Holders of Avant! common stock received 0.371 of a share of Synopsys common stock (including the associated preferred stock rights) in exchange for each share of Avant! common stock owned as of the closing date, aggregating 14.5 million shares of Synopsys common stock. The fair value of the Synopsys shares issued was based on a per share value of $54.74, which is equal to Synopsys' average last sale price per share as reported on the Nasdaq National Market for the trading-day period two days before and after December 3, 2001, the date of the merger agreement.

    The total purchase consideration consists of the following:

        (IN THOUSANDS)
        Fair value of Synopsys common stock issued            $    795,388
        Estimated acquisition related costs                         37,342
        Estimated facilities closure costs                          62,638
        Estimated employee severance costs                          50,367
        Estimated fair value of options to purchase
          Synopsys common stock to be issued, less
          $8.1 million representing the portion of the
          intrinsic value of  Avant!'s  unvested options
          applicable  to the remaining vesting period               63,033
                                                              -----------------
                                                              $  1,008,768
                                                              =================

    The estimated acquisition-related costs of $37.3 million consist primarily of banking, legal and accounting fees, printing costs, and other directly related charges including contract termination costs of $6.7 million. The Company is currently reviewing all outstanding Avant! contracts to determine the cost, if any, to exit existing contracts which may result in additional accruals for contract termination costs in accordance with Emerging Issues Task Force
(EITF) Issue No. 95-3. Any such accruals would increase the purchase consideration and the allocation of the purchase consideration to goodwill.

    Estimated facilities closure costs includes $54.2 million related to Avant!'s corporate headquarters. The lessor has brought a claim against the

Company for the future amounts payable under the lease agreements. The amount accrued at the closing date is equal to the future amounts payable under the related lease agreements, without taking into consideration in the accrual any defenses we may have to the claim. Resolution of this contingency at an amount different from that accrued will result in an increase or decrease in the purchase consideration and the amount allocated to goodwill. The remaining estimated facilities closure costs totaling $8.4 million represents the present value of the future obligations under certain of Avant!'s lease agreements which the Company has or intends to terminate under an approved facilities exit plan plus additional costs expected to be incurred directly related to vacating such facilities.

    Estimated employee severance costs include (i) $39.6 million in cash paid to Avant!'s Chairman of the Board, consisting of severance plus a cash payment equal to the intrinsic value of his in-the-money stock options at the closing date, (ii) $4.5 million in cash severance payments paid to redundant employees (primarily sales and corporate infrastructure personnel) terminated on or subsequent to the consummation of the merger under an approved plan of termination and (iii) $6.3 million in termination payments to certain executives in accordance with their respective pre-merger employment agreements. The total number of Avant! employees expected to be terminated as a result of the merger is approximately 250.

    As of July 31, 2002, $73.3 million of costs described in the three preceding paragraphs have been paid and $77.1 million of these costs have not yet been paid. The following table presents the components of acquisition-related costs recorded, along with amounts paid through the third quarter of 2002.

                                                           Payments
                                           Total Cost       through        Balance at
(IN THOUSANDS)                                           July 31, 2002    July 31, 2002
                                           ------------ ---------------- ----------------
Estimated acquisition related costs         $  37,342        $23,967          $13,375
Estimated facilities closure costs             62,638            262           62,376
Estimated employee severance costs             50,367         49,031            1,336
                                           ------------ ---------------- ----------------
Total                                        $150,347        $73,260          $77,087
                                           ============ ================ ================


    The total purchase consideration has been allocated on a preliminary basis to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair value at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $344.9 million. The following unaudited condensed balance sheet data presents the preliminary fair value of the assets and liabilities acquired and recorded at June 6, 2002.

(IN THOUSANDS)
Assets acquired
   Cash, cash equivalents and short-term investments         $   241,313
   Accounts receivable                                            67,154
   Prepaid expenses and other current assets                      19,483
   Assets held for sale                                           33,220
   Intangible assets                                             365,000
   Goodwill                                                      344,949
   Other assets                                                    3,876
                                                           ----------------
     Total assets acquired                                    $1,074,995
                                                           ================

Liabilities acquired
   Accounts payable and accrued liabilities                  $   172,528
   Deferred revenue                                               30,080
   Income taxes payable                                           94,576
   Other liabilities                                               4,651
                                                           ----------------
     Total liabilities acquired                               $  301,835
                                                           ================

    Other current assets acquired includes an investment in a venture-capital fund valued at $12.8 million. Management intends to dispose of this investment; however, the Company has been unable to obtain certain financial records and information required to effectively market the investment. The fair value of the asset recorded does not include any adjustment of this investment due to this contingency. Any adjustment to the fair-value of this investment that is ultimately made will increase or decrease the purchase consideration and the allocation of the purchase consideration to goodwill.

     UNAUDITED PRO FORMA RESULTS OF OPERATIONS. The following table presents pro forma results of operations and gives effect to the proposed merger as if the merger had been consummated on November 1, 2000. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future operating results:

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              JULY 31,                    JULY 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   2002           2001          2002         2001
                                                    -------------- -------------- ------------ ------------
Revenues                                            $ 278,217       $ 276,922     $ 861,822     $ 789,308
Net income (loss)                                      16,099          18,434        71,697      (188,593)
Basic earnings (loss) per share                     $    0.23       $    0.25     $    1.12     $   (2.50)
Weighted average common shares outstanding             71,157          74,578        64,157        75,580
Diluted earnings (loss) per share                   $    0.21       $    0.23     $    1.04    $    (2.50)
Weighted  average common shares and dilutive stock
   options outstanding                                 71,157          80,351        64,157        75,580

     The unaudited pro forma results of operations for each of the periods presented exclude non-recurring merger costs of $95,000 and $82,500 for the contingently refundable insurance policy and IPRD recorded by Synopsys in the third quarter of 2002 and included in the historical condensed consolidated statement of operations.

    GOODWILL AND INTANGIBLE ASSETS. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger will not be amortized consistent with the guidance with SFAS 142. The goodwill associated with the Avant! acquisition is not deductible for tax purposes. In addition, a portion of the purchase price was allocated to the following identifiable intangible assets:

    Intangible Asset                       (IN THOUSANDS)    Estimated Useful Life
----------------------------------------- ----------------- ----------------------------------------------------
    Core/developed technology                 $184,000       3 years
    Contract rights intangible                  51,700       3 years
    Customer installed base/relationship       102,500       6 years
    Trademarks and tradenames                   17,700       3 years
    Covenants not to compete                     9,100       The life of the related agreement (2 to 4 years)
                                          -----------------
    Total                                     $365,000
                                          =================


     CONTRACT RIGHTS INTANGIBLE. Avant! had executed signed license agreements and delivered the initial configuration of licensed technologies under ratable license arrangements, had executed signed contracts to provide PCS over a one to three year period, for which Avant! did not consider the fees to be fixed and determinable at the outset of the arrangement. There were no receivables or deferred revenues recorded on Avant!'s historical financial statements at the closing date as the related payments were not yet due under extended payment terms and deliveries are scheduled to occur over the term of the arrangements. These ratable licenses and PCS arrangements require future performance by both parties and, as such, represent executory contracts. The contract rights intangible asset associated with these arrangements is amortized to cost of revenue over the related contract lives.

     The amortization of intangible assets, with the exception of the contract rights intangible and core/developed technology, is included in operating expenses in the statement of operations for the three- and nine-month periods ended July 31, 2002. Amortization of core/developed technology is included in cost of revenue.

     ASSET HELD FOR SALE. In January 2001, Synopsys sold the assets of its silicon libraries business to Artisan Components, Inc. ("Artisan") and entered into an agreement not to engage, directly or indirectly, in the physical libraries business before January 3, 2003. Synopsys also agreed that if it acquired a physical libraries business as part of a larger acquisition, then Artisan would have certain preferential rights to negotiate and bid for such business. Prior to the merger, Avant! engaged in the physical libraries business. As a result of the merger, Synopsys acquired Avant!'s physical libraries business, and Synopsys is obligated to offer and sell such business to Artisan under the terms of the January 2001 agreement. The value allocated to the acquired libraries business has been recorded as net assets held for sale and is based on the estimated future net cash flows from the libraries business in accordance with EITF 87-11, ALLOCATION OF PURCHASE PRICE TO ASSETS TO BE SOLD. The carrying value of the libraries business as of July 31, 2002 is approximately $33.1 million and losses for the period from June 6, 2002 through July 31, 2002 that have been excluded from the consolidated income statement were approximately $0.5 million.

     CADENCE  LITIGATION.  Avant!  and  its  subsidiaries  are  engaged  in  the
Avant!/Cadence litigation, a material civil litigation matter. The Avant!/Cadence litigation generally arises out of the same set of facts that were the subject of a criminal action brought against Avant! and several individuals by the District Attorney of Santa Clara

County, California, which action we refer to as the Santa Clara criminal action. Avant!, Gerald C. Hsu, Chairman of Avant! and five former Avant! employees pled no contest to certain of the charges in the Santa Clara criminal action. As part of that plea, Avant! paid approximately $35.3 million in fines and a hearing was held on the amount of restitution owed to Cadence. During the hearing, Cadence claimed losses of $683.3 million. Ultimately, the court in the Santa Clara criminal action required Avant! to pay Cadence restitution in the amount of $195.4 million. That amount has been fully paid.

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

     Injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated portions of Cadence's Design Framework II source code (DFII). The injunctions also prohibit Avant! from possessing, using, selling or licensing any product or work copied or derived from DFII and directly or indirectly marketing, selling leasing, licensing, copying or transferring any of the ArcCell or Aquarius products. Avant! ceased marketing, selling, leasing, licensing or supporting all of the ArcCell or Aquarius products in 1996 and 1999, respectively. The DFII code is not incorporated in any current Avant! product. Although Cadence has not made a claim in the Avant!/Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence's intellectual property rights, Cadence has publicly implied that it intends to assert such claims. Synopsys believes it would have defenses to any such claims. Nonetheless, should Cadence be successful at proving that any past or then-current Avant! product incorporated intellectual property misappropriated from Cadence, Synopsys could be permanently enjoined from further use of such intellectual property, which might require modification to existing products and/or suspension of the sale of such products until such Cadence intellectual property was removed.

    In connection with the merger, Synopsys has entered into a policy with a subsidiary of American International Group, Inc., a AAA-rated insurance company, whereby insurance has been obtained for certain compensatory, exemplary and punitive damages, penalties and fines and attorneys' fees arising out of pending litigation between Avant! and Cadence. The policy does not provide coverage for litigation other than the Avant!/Cadence litigation.

    The Company paid total premium of $335 million for the policy, of which $240 million is contingently refundable. Under the policy the insurer is obligated to pay covered loss up to a limit of liability equaling (a) $500 million plus (b) interest accruing at the fixed rate of 2%, compounded semi-annually, on $250 million (the "interest component"), as reduced by previous covered losses. The policy will expire following a final judgment or settlement of the Avant!/Cadence litigation or any earlier date upon Synopsys' election. Upon such expiration, Synopsys will be entitled to a payment equal to $240 million plus the interest component less any covered loss (which, for this purpose, shall include legal fees only to the extent that the aggregate amount of such fees exceeds $10 million).

    The contingently refundable portion of the insurance premium ($240 million) is included in the July 31, 2002 balance sheet as a long-term restricted asset. Interest earned on $250 million will be included in other income, net in the post-merger statement of operations. The balance of the premium paid to the insurer ($95 million) is included in integration expense for the three- and nine-month periods ended July 31, 2002.

    At the closing date, the Avant!/Cadence litigation was accounted for as a pre-merger contingency because a litigation judgment or settlement amount, if any, is not probable or estimable. If a litigation loss becomes probable and estimable after the date of the merger, such loss will be included in net income.

     INTEGRATION COSTS. Non-recurring integration costs incurred by the Company relate to merger activities which are not included in the purchase consideration under EITF 95-3. These costs are expensed as incurred. During the third quarter of 2002, integration costs totaled $117.3 million. These costs consisted primarily of (i) a premium of $95.0 million related to the contingently refundable insurance policy, (ii) $14.7 million related to write-downs of Synopsys facilities and property under the approved facility exit plan, (iii) severance costs for Synopsys employees who were terminated as a result of the merger and costs associated with transition employees totaled $6.2 million, and
(iv) $1.3 million related to the write-off of software licenses owned by Synopsys which were originally purchased from Avant!.

    VALUATION OF IPRD. Upon consummation of the Avant! merger, the Company immediately recognized expense of $82.5 million representing the value of the acquired in-process technology for which technological feasibility had not been achieved and no alternative future uses had been established. The value assigned to acquired in-process technology was determined by identifying products under research in areas for which technological feasibility had not been established. The in-process technology was then segmented into two classifications: (i) in-process technology -- completed and (ii) in-process technology -- to-be-completed, giving explicit consideration to the value created by the research and development efforts of the acquired business prior to the acquisition and to be created by Synopsys after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data and (iii) complexity-based data.

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

    The rate used to discount the net cash flows from purchased in-process technology is the weighted average cost of capital (WACC) for the Company, taking into account its required rates of return from investments in various areas of the enterprise, and reflecting the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

    At the date of the Avant! merger, the principal in-process technologies were identified based on the following product families: PPD Division, VPD Division, APD Division, LPD Division, MTB, TCAD and Analogy. For purposes of valuing the IPRD in accordance with the methodology discussed above, the following estimates were used: revenue growth ranging from 16% in year two to 10% in year nine; cost of sales -- 7% of revenue in each year; general and administrative expenses -- 5% of revenue in each year; and sales and marketing -- 28% of revenue in each year. In addition, it was assumed there would be no expense reduction due to economic synergies as a result of the acquisition. The rate used to discount the net cash flows from the purchased in-process technology was 27%. The technologies were approximately 40% to 90% complete at the acquisition date. The nature of the efforts to complete these projects related, in varying degrees, to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies met their design specifications, including functional, technical, and economic performance requirements. Expenditures to complete the acquired in-process technologies are expected to total approximately $17.5 million.

     ACQUISITION OF INSILICON CORPORATION. On July 23, 2002, we entered into an Agreement and Plan of Merger with inSilicon Corporation (inSilicon) under which we commenced a cash tender offer to acquire all of the outstanding shares of inSilicon common stock at $4.05 per share or approximately $64.9 million, subject to certain conditions. Following the consummation of the tender offer, inSilicon will merge with and into a wholly owned subsidiary of Synopsys. We will account for the merger under the purchase method of accounting. The merger is subject to certain conditions, including approval of the merger and the Agreement and Plan of Merger by the inSilicon stockholders, compliance with regulatory requirements and customary closing conditions.

     ACQUISITION OF CO-DESIGN. On September 6, 2002, we acquired all of the outstanding shares of capital stock of Co-Design Automation, Inc. (Co-Design) for consideration consisting of cash and notes of $29.7 million and $4.8 million, respectively, and assumed options with an aggregate value of approximately $1.3 million. We will account for the merger under the purchase method of accounting. As of the date of filing the Form 10-Q, the valuation of Co-Design's assets and liabilities, including identifiable intangible assets, as of the closing date has not been completed. We purchased Co-Design for a number of reasons, including (i) the combination of Co-Design's technology with our verification tools is expected to speed the delivery of next-generation hardware description language solutions; (ii) the acquisition will help promote the use of the Superlog language, which we believe will be important in developing next generation verification tools and increasing designer productivity; and (iii) the acquisition gives us access to Co-Design's industry experts. As of the date of filing the Form 10-Q, the valuation of Co-Design's assets and liabilities, including identifiable intangible assets, as of the closing date has not been completed.

    EFFECT OF NEW ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.

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

    The Company expects to adopt SFAS 142 on November 1, 2002. As of July 31, 2002, unamortized goodwill is $23.1 million which, in accordance with the Statements, will continue to be amortized until the date of adoption of SFAS
142. Amortization of goodwill and other intangible assets for the nine-month period ended July 31, 2002 is $12.1 million. Goodwill totaling $344.9 relates to acquisitions subsequent to July 1, 2001 and is therefore not amortized in accordance with FAS 142. The Company does not have any intangible assets with an indefinite useful life. The Company is currently evaluating the impact of the adoption of this statement on its financial position and results of operations.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS 143). SFAS 143 requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of SFAS 143 effective November 1, 2002. The adoption of SFAS 143 will not have a significant impact on the company's financial position and results of operations.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS
144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS FOR A DISPOSAL OF A SEGMENT OF A BUSINESS. The Company is required to adopt the provisions of SFAS 144 no later than November 1, 2002. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS (SFAS 145). SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. The Company is required to adopt the provisions of SFAS 145 effective November 1, 2002. SFAS 145 also amends SFAS 13, ACCOUNTING FOR LEASES and certain other authoritative pronouncements to make technical corrections or clarifications. SFAS 145 will be effective related to the amendment of SFAS 13 for all transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a significant impact on its financial position and results of operations.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a significant impact on its financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments were $446.2 million at July 31, 2002, a decrease of $30.2 million, or 6%, from October 31, 2001. Cash used in operating activities was $78.1 million for the nine months ended July 31, 2002 compared to $123.4 million provided by operating activities for the same period in the prior year. The decrease in cash flows from operating activities is due primarily to payments for income taxes made during the first quarter, payments made for the insurance premium, professional fees, severance and integration of Avant! as well as a payment to settle pending litigation.

    Cash provided by investing activities was $94.3 million and $110.8 million in the first nine months of 2002 and 2001, respectively. This decrease in cash provided by investing activities relates primarily to the purchase of a contingently refundable insurance policy relating to the Avant!/Cadence litigation, totaling $240.0 million, the effect of which was partially offset by the cash received from Avant! on the closing date, totaling $235.0 million. Net proceeds from the sale of short- and long-term investments totaled $136.4 million for the nine months ended July 31, 2002 compared to net proceeds of investments totaling $159.6 million for the same period during 2001. Capital expenditures decreased $16.1 to $35.9 million for the nine-months ended July 31, 2002 from $52.0 million during the same period in fiscal 2001 due to the expenditures related to construction of our Oregon facilities and computing equipment to upgrade our infrastructure systems incurred during fiscal 2001. In addition, cash proceeds from the sale of our silicon libraries business were $4.1 million in the first quarter of fiscal 2001.

    Cash provided by financing activities was $61.8 million for the nine months ended July 31, 2002 compared to $249.0 million used in financing activities during the same period during fiscal 2001. Financing proceeds from the exercise of stock options during the nine months ended July 31, 2002 and 2001 were $103.6 million and $89.3 million, respectively. The primary financing uses of cash during the nine months ended July 31, 2002 and 2001 were for the purchase of treasury stock, net of reissuances, totaling $41.8 million and $331.9 million, respectively.

    Accounts receivable increased to $233.2 million at July 31, 2002 compared to $146.3 million at October 31, 2001. Days sales outstanding, which is calculated based on revenues for the most recent quarter and accounts receivable as of the balance sheet date, increased to 85 days as of July 31, 2002 from 73 days at October 31, 2001 as a result of an increase in accounts receivable due to the Avant! acquisition.

    Our principle sources of cash are collections of accounts receivable and the issuance of common stock. During fiscal 2002 we have increasingly agreed to extended payment terms on our TSLs, which has had a negative effect on cash flow from operations. Since the middle of last year to this past quarter, the percentage of cash scheduled to be collected within 60 days of the order has moved from approximately 65% to approximately 22%, and the percentage of cash scheduled to be collected within one year has moved from approximately 88% to 66%. We believe that our current cash, cash equivalents, short-term investments, lines of credit, and cash generated from operations will satisfy our business requirements for at least the next twelve months.


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

    SYNOPSYS' REVENUE AND EARNINGS MAY FLUCTUATE. Many factors affect our revenue and earnings, which makes it difficult to achieve predictable revenue and earnings growth. Among these factors are customer product and service demand, product license terms, and the timing of revenue recognition on products and services sold. The following specific factors could affect our revenue and earnings in a particular quarter or over several quarterly or annual periods:

o Our products are complex, and before buying them customers spend a great deal of time reviewing and testing them. Our customers' evaluation and purchase cycles do not necessarily match our quarterly periods. In the past, we have received a disproportionate volume of orders in the last week of a quarter, and this trend has become more pronounced in recent quarters. In addition, a large proportion of our business is attributable to our largest customers. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders for that period could be below our plan and our revenue for that period or future periods could be below any targets we may have published.

o Accounting rules determine when revenue is recognized on our orders, and therefore impact how much revenue we will report in any given fiscal period. The authoritative literature under which Synopsys recognizes revenue has been, and is expected to continue to be, the subject of much interpretative guidance. In general, revenue is recognized on TSLs ratably over the term of the license and on perpetual licenses upon delivery of the license. For any given order, however, the specific terms agreed to with a customer may have the effect under the accounting rules of requiring revenue treatment different from the treatment we intended and, in developing our financial plans, expected. Therefore, for any given fiscal period it is possible for us to fall short in our revenue and/or earnings plan even while orders and backlog remain on plan or, conversely, to meet or exceed our revenue and/or earnings plan because of backlog and deferred revenue, while aggregate orders are under plan.

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

     SYNOPSYS MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE EDA INDUSTRY, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON SYNOPSYS' RESULTS OF OPERATIONS. The EDA industry is highly competitive. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities for a share of the overall EDA budgets of our potential customers. In general, competition is based on product quality and features, post-sale support, price, payment terms and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation, as well as companies, including numerous recently public and start-up companies, that offer products focused on a discrete phase of the integrated circuit design process. In the current economic environment price and payment terms have increased in importance as a basis for competition. During fiscal 2002 we have increasingly agreed to extended payment terms on our TSLs, which has had a negative effect on cash flow from operations. In addition, in certain situations our competitors are offering aggressive discounts on their products. As a result, average prices may fall.

    IF WE ARE UNABLE TO DEVELOP AN INTEGRATED DESIGN FLOW PRODUCT AND OTHER NEW PRODUCTS WE MAY BE UNABLE TO COMPETE EFFECTIVELY Increasingly, EDA companies compete on the basis of design flows involving integrated logic and physical design products rather than on the basis of individual point tools performing a discrete phase of the design process. The need to offer an integrated design flow will become increasingly important as ICs grow more complex. After the acquisition of Avant! we offer all of the point tools required to design an IC, some of which integrate logic and physical design capabilities. Our products compete principally with design flow products from Cadence and Magma Design Automation, which are in some respects more integrated than our products. Our future success depends on our ability to integrate Synopsys' logic design and physical synthesis products with the physical design products acquired from Avant!, which will require significant engineering and development work. There can be no guarantee that we will be able to offer a competitive complete design flow to customers. If we are unsuccessful in developing integrated design flow products on a timely basis or if we are unsuccessful in developing or convincing customers to adopt such a such products, our competitive position could be significantly weakened.

    In order to sustain revenue growth over the long term, we will have to enhance our existing products, introduce new products that are accepted by a broad range of customers and to generate growth in our consulting services business. Product success is difficult to predict. The introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have introduced new products that have failed to meet our revenue expectations. Expanding revenue from consulting services may be difficult in the current economic environment. Increasing consulting orders and revenue while maintaining an adequate level of profit can be difficult. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate or in expanding our services business, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

    SYNOPSYS MAY FAIL TO INTEGRATE SUCCESSFULLY SYNOPSYS' AND AVANT!'S OPERATIONS. AS A RESULT, SYNOPSYS MAY NOT ACHIEVE THE ANTICIPATED BENEFITS OF THE ACQUISITION. Achieving the benefits of our acquisition of Avant! will depend on many factors, including the successful and timely integration of the products, technology and sales operations of the two companies. These integration efforts may be difficult and time consuming, especially considering the highly technical and complex nature of each company's products. Failure to achieve a successful and timely integration of the Synopsys and Avant! products and sales operations could result in the loss of existing or potential customers of Synopsys and Avant! and could have a material adverse effect on our business, financial condition and results of operations. Integration efforts will also divert significant management attention and resources. This diversion of attention and resources could have an adverse effect on Synopsys during such transition period.

    OTHER BUSINESSES THAT SYNOPSYS HAS ACQUIRED OR THAT SYNOPSYS MAY ACQUIRE IN THE FUTURE MAY NOT PERFORM AS PROJECTED. We have acquired or merged with a number of companies in recent years, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. In addition to acquiring Avant!, in July 2002, we announced an agreement to acquire inSilicon Corporation and in September 2002 we completed the acquisition of Co-Design Automation, Inc. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems in integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, adverse effects on customer buying patterns and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to us, there is no assurance that any acquisition will have a positive effect on our performance.

    CONTINUED STAGNATION OF INTERNATIONAL ECONOMIES WOULD ADVERSELY AFFECT OUR PERFORMANCE. During the three and nine months ended July 31, 2002, 35% of our revenue was derived from outside North America, as compared to 37% and 38% during the same periods in fiscal 2001, respectively. International sales are vulnerable to regional or worldwide economic or political conditions and to changes in foreign currency exchange rates. Economic conditions in Europe and Japan have been stagnant for several quarters, and the longer this weakness persists the more likely it is to have a negative impact on our business. In particular, a number of our largest European customers are in the telecommunications equipment business, which has weakened considerably. The Japanese economy has been stagnant for several years, and there is no expectation of improvement in the near future. If the Japanese economy remains weak, revenue and orders from Japan, and perhaps the rest of Asia, could be adversely affected. In addition, the yen-dollar and Euro-dollar exchange rates remain subject to unpredictable fluctuations. Weakness of either currency could adversely affect revenue and orders from those regions. Asian countries other than Japan also have experienced economic and currency problems in recent years, and in most cases they have not fully recovered. Although the Asia Pacific region is growing it is relatively small as a percentage of our business and it could be difficult to sustain growth in the region if the rest of the world's economies continue to stagnate. If economic conditions worsen orders and revenues from the Asia Pacific region would be adversely affected.

    AVANT! MAY BE REQUIRED TO PAY SUBSTANTIAL AMOUNTS UNDER PENDING CIVIL LITIGATION. Avant! is a defendant in litigation brought by Cadence (the Avant!/Cadence litigation) in which Cadence seeks compensatory damages and treble or other exemplary damages under theories of copyright infringement, misappropriation of trade secrets, inducing breach of contract and false advertising. As part of the proceeding, in 1997 and 1998 Avant! was enjoined from marketing two products based on a judicial determination that they incorporated certain Cadence intellectual property. In July 2001 Avant!, Gerald
C. Hsu, former Chairman of Avant!, and five former Avant! employees pled no contest to certain criminal charges based on generally the same set of facts. As part of that plea, Avant! paid fines of approximately $35 million and paid restitution to Cadence of approximately $195 million. Cadence has not fully quantified the amount of damages it seeks in the Avant!/Cadence litigation, nor has it made a claim against any existing product, although it has publicly implied that it intends to assert such claims. Synopsys believes Avant! has defenses to any Cadence claims. Should Cadence's claims ultimately succeed, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the $195 million restitution already paid to Cadence, and approximately $500 million in damages (over and above whatever amount is subject to offset by the restitution payment) owed by Synopsys would be paid by litigation insurance obtained by Synopsys. See "Cadence Litigation". Should Cadence be successful at proving that any current product incorporated intellectual property misappropriated from Cadence, Avant! and Synopsys could be permanently enjoined from further use of such intellectual property. To the extent that damages owed to Cadence exceeded the any offset plus the proceeds from the insurance policy, or that Synopsys is precluded from using any intellectual property acquired from Avant! and in use at the time of a judgment and is unable to develop a suitable replacement for such intellectual property, the Avant!/Cadence litigation could have a material adverse effect on Synopsys' business, financial condition and results of operation.

     THE INSURER UNDER THE LITIGATION INSURANCE MAY BE PREVENTED FROM PAYING FOR CERTAIN LOSSES ON THE GROUNDS THAT SUCH PAYMENT VIOLATES PUBLIC POLICY. Synopsys has obtained litigation insurance issued by a subsidiary of American International Group, Inc., an insurance company rated AAA by Standard & Poors. See "Litigation". In some jurisdictions, it is against public policy to provide insurance for willful acts, punitive damages or similar claims. This could potentially affect the validity and enforceability of certain elements of the litigation insurance. The legal agreement governing the litigation insurance expressly provides that the agreement will be governed by the laws of the State of Delaware and that any disputes arising out of or relating to the agreement will be resolved in the courts of the State of Delaware. Synopsys believes, based upon advice it has received from Delaware counsel, that a Delaware court would enforce both of these provisions, and moreover would enforce the arrangement under Delaware law, including to the extent it provides for insurance for Avant!'s willful acts and punitive damages. Nonetheless, there can be no assurance in this regard. In other cases, courts, including courts in California, have applied local law to insurance contracts irrespective of the parties' choice of law. Thus a court in a state other than Delaware could assert jurisdiction over the enforceability of this agreement and rule pursuant to the law of a state other than Delaware that the litigation protection insurance is not enforceable in whole or in part on grounds of public policy. For example, if there were to be litigation before a California court regarding the enforceability of the insurance policy it is possible that a California court might rule that the enforceability of the litigation protection insurance should be governed by California law, despite the parties' agreement that all disputes arising out of or relating to the agreement be resolved in the courts of the State of Delaware, and that California law prevents certain payments under the policy. A Delaware court might abide by such a ruling of a California court. To the extent the insurer is prevented from paying certain losses on grounds of public policy that would otherwise be covered by the insurance, Avant! will be required to pay that portion of the losses and the insurer may be obligated to refund a portion of the premium to Synopsys.

    SYNOPSYS DOES NOT HAVE CONTROL OVER DEFENSE OF THE AVANT!/CADENCE LITIGATION OR THE AUTHORITY TO SETTLE THE AVANT!/CADENCE LITIGATION EXCEPT IN LIMITED CIRCUMSTANCES. Under the terms of the litigation insurance, the insurer has the right to exercise full control over the defense of the Avant!/Cadence litigation, and the right to exclusively control the negotiation, discussion and terms of any proposed settlement, except that (i) Synopsys retains the right to settle the Avant!/Cadence litigation, with the consent of the insurer, for up to $250 million plus accrued interest less certain costs, and (ii) Synopsys and the defendants in the Avant!/Cadence litigation each retain the right to consent or reasonably withhold consent to any settlement terms proposed by the insurer which are non-monetary and can be satisfied only by future performance or non-performance by Synopsys or such defendants, as the case may be. Therefore, Synopsys has a severely limited ability to control the strategy and tactics adopted with respect to the litigation and may be subject to certain risks and liabilities relating to the defense and/or potential settlement of such litigation.

    A FAILURE TO RECRUIT AND RETAIN KEY EMPLOYEES WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO COMPETE. Our success is dependent on technical and other contributions of key employees. We participate in a dynamic industry, and our headquarters is in Silicon Valley, where, despite recent economic conditions, skilled technical, sales and management employees are in high demand. There are a limited number of qualified EDA and IC design engineers, and the competition for such individuals is intense. Despite economic conditions, start-up activity in EDA remains significant. Experience at Synopsys is highly valued in the EDA industry and the general electronics industry, and our employees, including employees that joined Synopsys in the Avant! merger, are recruited aggressively by our competitors and by start-up companies in many industries. In the past, we have experienced, and may continue to experience, significant employee turnover. There can be no assurance that we can continue to recruit and retain the technical and managerial personnel we need to run our business. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Avant!, which upon completion of the Synopsys-Avant! merger became a wholly-owned subsidiary of Synopsys, is a party to a number of material civil litigation matters.

     DESCRIPTION OF THE AVANT!/CADENCE LITIGATION. On December 6, 1995, Cadence filed an action against Avant! and certain of its officers in the United States District Court for the Northern District of California alleging copyright infringement, unfair competition, misappropriation of trade secrets, conspiracy, breach of contract, inducing breach of contract and false advertising (the "Avant!/Cadence Litigation"). The complaint alleges that certain of Avant!'s employees formerly employed by Cadence misappropriated and improperly copied Cadence's Design Framework II sources code (which in this document we refer to as "DFII") and that Avant! competed unfairly against Cadence by making false statements about Cadence and its products. The action also alleges that Avant! induced individuals, who were named as defendants in a criminal action filed in December 1998, to breach their employment and confidentiality agreements with Cadence. The same set of facts alleged in the Avant!/ Cadence litigation was also the basis for a criminal action brought against Gerald C. Hsu, Chairman of Avant!, and five former Avant! employees in Santa Clara County, California. In May 2001 the defendants in that action pled no contest to certain of the charges. As part of that plea, Avant! paid approximately $35.3 million in fines and $195.4 million in restitution to Cadence.

    In the Avant!/Cadence litigation, Cadence sought to enjoin the sale of Avant!'s ArcCell and Aquarius place and route products. On December 19, 1997, the District Court entered a preliminary injunction against continued sales or licensing of any product or work copied or derived from DFII, specifically including, but not limited to, the ArcCell products. The preliminary injunction also bars Avant! from possessing or using any copies of any portion of the source code or object code for ArcCell or any other product, to the extent it had been copied or derived from DFII. Avant! had ceased licensing its ArcCell products in mid-1996, replacing them at that time with its Aquarius products. On December 7, 1998, the District Court also entered a preliminary injunction against Avant! prohibiting Avant! from directly or indirectly marketing, selling, leasing, licensing, copying or transferring the Aquarius, Aquarius XO and Aquarius BV products. Pending the outcome of the trial of Cadence's action, the injunction further prohibits Avant! from marketing, selling, leasing, licensing, copying or transferring any translation code for any Aquarius product that infringes any protected right of Cadence and prohibits Avant! from possessing or using any copies of any portion of the source code or object code for the Aquarius products, to the extent that it has been copied or derived from DFII. Avant! had released its Apollo/Milkyway place and route products in January 1998, and it ceased supporting the Aquarius products in February 1999.

    In the Avant!/Cadence litigation, Cadence seeks compensatory damages and treble or other exemplary damages from Avant!. Cadence has not fully quantified that amount of damages it seeks in the Avant!/Cadence litigation. The press has reported claims by Cadence representatives that Cadence may seek damages in excess of $1 billion in the Avant!/Cadence litigation, although neither Cadence, these representatives nor the press has ever described the basis, or provided any substantiation, for such claims, including whether such claimed damages include punitive damages. In the Santa Clara criminal action, Cadence claimed losses of $683.3 million. The court in the Santa Clara criminal action ultimately awarded Cadence $195.4 million, which included $143.5 million as Cadence's estimated lost gross profit from all Avant! sales of ArcCell and Aquarius products after a 1994 written release between Cadence and Avant!. Avant! subsequently paid the entire restitution amount in full. Under California law, Avant! may be entitled to credit that amount against any judgment Cadence obtains in the Avant!/Cadence civil litigation.

     On January 16, 1996, Avant! filed an answer to the complaint denying wrongdoing. On the same day, Avant! filed a counterclaim against Cadence and its then-CEO, Joseph Costello, alleging antitrust violations, racketeering, false advertising, defamation, trade libel, unfair competition, unfair trade practices, negligent and intentional interference with prospective economic advantage, and intentional interference with contractual relations. The counterclaim alleges, among other things, that Cadence's lawsuit is part of a scheme to harm Avant! competitively, because of Avant!'s success in the marketplace. Avant! filed its amended counterclaim on January 29, 1998. Pursuant to a stipulated court order, Cadence and the other counterclaim defendants have not responded to the amended counterclaim, and Avant!'s counterclaim is currently stayed.

    In  April  1999,   Avant!  and  Cadence  filed   cross-motions  for  summary
adjudication as to whether a 1994 written release agreement between the two companies extinguished all Cadence claims regarding Avant!'s continued use of intellectual property claimed by Cadence in any Avant! place and route product in existence when the release was signed by the parties. On September 8, 1999, the District Court granted Avant!'s motion in part and ruled that Cadence's trade secret claim regarding use of DFII source code was barred by the release. The District Court also ruled that the release did not bar Cadence's copyright infringement claims regarding Avant!'s alleged post-release use of DFII source code. Unless reversed on appeal, Avant! believes that this ruling makes it likely that Cadence will prevail on its copyright infringement claims regarding Avant!'s use of DFII source code in the ArcCell products. While this ruling also increases the likelihood that Cadence will prevail on the same claims as they might apply to the Aquarius products, Avant! believes that it possesses additional meritorious defenses with respect to Aquarius that are not available with respect to ArcCell. On October 15, 1999, the District Court issued an amended order certifying its September 8, 1999 order for interlocutory appeal to the United States Circuit Court of Appeals for the Ninth Circuit. Cadence and Avant! petitioned for leave to file an interlocutory appeal, and the Circuit Court granted their petitions on December 20, 1999. On June 11, 2001, the Circuit Court certified to the California Supreme Court the following question:
Under the California Uniform Trade Secrets Act, Cal. Civ. Code sec.3426, when does a claim for trade secret infringement arise: only once, when the initial misappropriation occurs, or with each subsequent misuse of the trade secret? On October 31, 2001, the California Supreme Court accepted the certified question and on September 5, 2002, heard oral arguments. A ruling is expected before December 5, 2002.

     Proceedings in the District Court have been stayed pending the Circuit Court's decision on appeal, which will follow the California Supreme Court's decision on the question certified to it, and no trial date has been set. Depending upon the timing of the decision of the California Supreme Court, the disposition of the appeal by the Circuit Court, the discovery process, jury selection and the judicial calendar, Avant! expects that, absent a lifting of the current stay, any trial would likely commence no earlier than mid 2003, and could commence substantially later.

     Synopsys believes that Avant! has defenses to all of Cadence's claims and Avant! intends to defend itself vigorously. The defenses include, but are not limited to, Avant!'s belief that the 1994 written release bars Cadence's claims based on the use of DFII source code. Avant!'s defenses also include Avant!'s belief that Avant! products did not use or incorporate any Cadence proprietary information or material allegedly misappropriated after the 1994 written release. Should Cadence ultimately succeed in the prosecution of its claims, however, Avant! could be required to pay substantial monetary damages to Cadence. Some or all of these damages may be offset by the amounts paid to Cadence as restitution arising out of the Santa Clara criminal action, as well as by the proceeds of the litigation protection insurance policy purchased by Synopsys to protect itself in the Avant!/Cadence litigation.

     As noted above, preliminary injunctions entered in 1997 and 1998 enjoined Avant! from marketing its early place and route products, ArcCell and Aquarius, based on a judicial determination that they incorporated DFII source code. In Avant!'s current place and route products the functions supported by Cadence's DFII source code are performed by the MilkyWay database, and the DFII code is not incorporated in any current Avant! product. Avant! developed MilkyWay under the supervision of an independent expert employing rigorous screening and record-keeping procedures. Cadence has never alleged that MilkyWay uses DFII source code in any way. Although Cadence has not made a claim in the Avant!/Cadence litigation against any current Avant! product, including its Apollo and Astro place and route products, and has not introduced any evidence that any such product infringes Cadence's intellectual property rights, Cadence has publicly implied that it intends to assert such claims. If and when such claims are made, Avant! believes it would have defenses to any such claims and would defend itself vigorously. Nonetheless, should Cadence be successful at proving that any past or then-current Avant! product incorporated intellectual property misappropriated from Cadence, Avant! could be permanently enjoined from further use of such intellectual property, which might require modification to existing products and/or suspension of the sale of such products until such Cadence intellectual property was removed.

     LITIGATION PROTECTION INSURANCE. Synopsys has obtained an insurance policy from a subsidiary of American International Group, Inc., an insurance company rated AAA by Standard & Poors. Under the policy, the insurer will pay Synopsys, subject to the cap described below, an amount equaling amounts paid in a settlement or final adjudication of the Avant!/Cadence litigation, including compensatory, exemplary and punitive damages, penalties, fines, attorneys' fees and certain indemnification costs arising out of the Avant!/Cadence litigation, which in this document we refer to as "covered loss." A covered loss does not include:

     o any losses in respect of any amendment to or refiling of the existing Avant!/Cadence litigation complaint, to the extent such losses do not arise from substantially the same facts as those alleged in the existing complaint;

     o any loss relating to any agreement with or obligation to individual defendants incurred or entered into after the date of the litigation protection insurance, unless such agreement or obligation is a successor to an earlier agreement with no additional or enhanced indemnification rights;

     o amounts incurred before the effective time of the merger or after settlement or final adjudication of the Avant!/Cadence litigation;

     o salaries and other compensation of Synopsys, the defendants and their officers, directors and employees; and/or

     o litigation or related expenses of current, former or future directors, officers or employees of Synopsys or the defendants, unless required to be paid by law, by the Synopsys or Avant! charter or bylaws, by prior agreement or by a successor to an earlier agreement with no additional or enhanced indemnification rights.

     In addition, the policy does not provide coverage for litigation other than the Avant!/Cadence litigation.

     In exchange for a premium of $335 million, including the $10 million binding fee, the insurer will be obligated to pay covered loss up to a limit of liability equaling (a) $500 million plus (b) interest accruing at the fixed rate of 2%, compounded semi-annually, on $250 million less previous losses. The policy will expire following a final judgment or settlement of the Avant!/Cadence litigation or any earlier date upon Synopsys' election. Upon such expiration, Synopsys will be entitled to a payment equal to $240 million plus interest calculated as set forth above less any covered loss paid under the policy other than the first $10 million of litigation expenses.

    If there is a material breach of Synopsys' representations and warranties or a breach of its covenant in the litigation protection insurance policy, the insurer may cancel the insurance and must return to Synopsys $335 million plus interest calculated as set forth above less the $10 million binding fee, less any loss paid under the policy and less $17 million per each year, and portion of a year, elapsed since completion of the merger. Representations and warranties of Synopsys in the policy include, among other things, that the factual information Synopsys and certain of its officers and representatives provided to the insurer is accurate to the knowledge of Synopsys. Synopsys will covenant in the policy that neither Synopsys nor Avant! nor their affiliates will enter into any employment, consulting or other material contract or business arrangement with Gerald C. Hsu, Mitsuru Igusa or Chih-Liang Cheng.

     Under the terms of the litigation protection insurance, the insurer will have the right to exercise full control over the defense of the Avant!/Cadence litigation, including both the strategy and tactics to be employed, although the insurer may not change the Avant!/Cadence litigation counsel without the consent of Synopsys and Synopsys may effectively associate in the Avant!/Cadence litigation defense.

     Synopsys and the insurer must notify each other promptly of any settlement discussions, and Synopsys may not make any disclosures about possible terms or parameters of a settlement without the prior consent of the insurer and may not have discussions regarding a settlement with Cadence or its representatives without the prior consent of the insurer. Further, the insurer will have the right to exclusively control the negotiation, discussion and terms of any proposed settlement, including the right in its sole discretion to settle for an amount in excess of $250 million (plus accrued interest less certain costs) and less than $500 million (plus accrued interest) so long as it evaluates any settlement as though it alone bears the entire risk of loss, except that:

     o    Synopsys   will   retain  the  right  to  settle  the   Avant!/Cadence
          litigation, with the consent of the insurer, for up to $250 million plus accrued interest less certain costs;

     o Synopsys and the defendants in the Avant!/Cadence litigation will retain the right to consent or reasonably withhold consent to any settlement terms that are non-monetary and can be satisfied only by future performance or forbearance to perform by Synopsys or such defendants, as the case may be; and

     o the insurer is to reasonably consider any settlement in excess of $500 million plus accrued interest.

     If Synopsys withholds consent unreasonably to a settlement proposal that is equal to or less than $250 million plus accrued interest, and losses ultimately exceed the amount of that settlement proposal, the insurer will not be liable for payment of losses in excess of that proposed settlement amount. If Synopsys or the defendants withholds consent unreasonably to non-monetary terms of a settlement, and losses ultimately exceed the amount of that settlement proposal, the insurer will not be liable for payment of losses in excess of that proposed settlement amount. Synopsys and the defendants in the Avant!/Cadence litigation will be required to consent to any injunctive or similar relief that forbids or limits the use of software code misappropriated by the defendants or the marketing or sale of products which contain software code misappropriated by the defendants.

     The insurance policy is designed to reduce the financial risk to which Synopsys may be exposed as a result of the Avant!/Cadence litigation. While Synopsys believes, based on its due diligence investigation, that the aggregate losses in the Avant!/Cadence litigation (calculated after applying any amount of the restitution payment that is available as an offset to such losses) are likely to be less than the insurance coverage limit of $500 million plus accrued interest, the ultimate amount of such losses is uncertain. The insurance policy provides Synopsys with greater certainty as to the financial cost to Synopsys in the event of an adjudication or settlement of the Avant!/Cadence litigation not exceeding $500 million plus accrued interest less defense costs. After considering the likely ranges of damage amounts and potential nonmonetary remedies that might result from the litigation, the market for insurance of this type, alternative means of reducing Synopsys' exposure to risks arising from the litigation, tactical and strategic issues associated with the insurer's control of the litigation and other terms of the proposed policy, Synopsys' present and likely future financial condition and capital needs, the costs and benefits to Synopsys of the proposed coverage limit and the rate of interest on $250 million, legal issues associated with the insurance, and other factors that Synopsys deemed relevant, Synopsys determined that the terms and coverage limit of the policy were appropriate. However, there can be no assurance that losses from the Avant!/Cadence litigation will not exceed the insurance policy's coverage limit by a significant amount or that payment under the policy will be obtained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results- The Insurer Under the Litigation Insurance May Be Prevented from Paying for Certain Losses on the Grounds that such Payment Violates Public Policy " and "-- Synopsys Does Not Have Control Over Defense of the Avant!/Cadence Litigation or the Authority to Settle the Avant!/Cadence Litigation except in Limited Circumstances."

     OTHER LITIGATION MATTERS. Prior to the merger, Avant! leased five buildings in Fremont, California. Synopsys has accrued an aggregate of $54.2 million with respect to closure of these facilities. The buildings are vacant and Avant! is not currently paying rent on the underlying leases. The lease on one of these buildings was the subject of litigiation commenced prior to the closing of the merger, and it is possible that additional litigation will be commenced.
Synopsys makes no assurance that the amount accrued will be sufficient to satisfy any current or future claims made by Renco or any other landlord with respect to the former Avant! facilities.

Renco Investment Company is the landlord on the premises at 46859, 46871 and 46897 Bayside Parkway. Renco is the owner of the other two properties, which were occupied by Avant! under subleases. On October 24, 2000, Avant! assigned its lease on the premises at 46897 Bayside Parkway to Comdisco, Inc. In July 2001, Comdisco filed Chapter 11 bankruptcy, and on September 8, 2001 rejected the lease in the bankruptcy proceeding. Although Avant! retained no possessory interest in the property it was not released from any obligations under the lease; therefore Avant! remains obligated to pay rent and common area maintenance charges. On February 7, 2002 Renco filed suit in Alameda County Superior Court claiming damages against Avant! on account of Comdisco's rejection of the lease. The complaint asks for rent damages in the sum of approximately $37.2 million and approximately $5.9 million build out damages. Avant! is vigorously defending these claims. In August 2002, the court in the Comdisco bankruptcy proceeding reserved $10.5 million in aggregate for Avant!'s and Renco's claims (in addition to the $5.3 million security deposit), there is no assurance that Avant! and Renco will ultimately be able to collect such amount in such proceeding, but the reserve acts as a cap on their collective recovery.

     To date, Renco has not declared a default on the Avant! leases on 46859 and 46871 Bayside Parkway based on the cross-default provisions in those leases; however, on September 13, 2002 after Avant! failed to pay rent for September, Renco served Avant! with a notice of breach under the leases on those buildings.

     On August 10, 2001, Silicon Valley Research, Inc. (SVR) filed an action against Avant! in the United States District Court for the Northern District of California. The complaint purports to state claims for statutory unfair competition, receipt, sale and concealment of stolen property, interference with prospective economic advantage, conspiracy, false advertising, violation of the Lanham Act and violation of 18 U.S.C.A. ss. 1962 (R.I.C.O.). In the complaint, SVR alleges that Avant!'s use of Cadence trade secrets damaged SVR by allowing Avant! to develop and market products more quickly and cheaply than it could have otherwise and that more closely tracked Cadence's approach and interface. The complaint seeks an accounting, the imposition of a constructive trust, and actual and exemplary damages. Avant! has moved to dismiss the claims for statutory unfair competition, receipt, sale and concealment of stolen property, negligent interference with prospective economic advantage, conspiracy, and violation of 18 U.S.C.A. ss. 1962 (R.I.C.O.). Avant! has filed an answer in response to the remaining claims. Co-defendant Stephen Wuu moved to dismiss all claims. The court held a hearing on the motions to dismiss on December 14, 2001, and it took both motions under submission. Avant! believes it has defenses to SVR's claims and intends to defend itself vigorously. These defenses include, but are not limited to, defenses based on the authority granted to Avant! by the written release agreement signed between Cadence and Avant! in 1994, Avant!'s denial of any post-release misappropriation of Cadence trade secrets, Avant!'s belief that any use by Avant! of Cadence trade secrets did not confer any competitive advantage on Avant! over SVR, and Avant!'s belief that SVR's loss of market share resulted from factors other than any use by Avant! of Cadence trade secrets. Should SVR's claims succeed, however, Avant! could be required to pay monetary damages to SVR. Accordingly, an adverse judgment could seriously harm Avant!'s business, financial position and results of operations.

     Between July and October 2001, three derivative actions were filed against Avant! and certain of its officers and directors: Scott v. Muraki, et al., No. 01-017548 (Cal. Superior Ct.); Louisiana School Employees' Retirement System v. Muraki, et al., C.A. No. 19091 (Del. Chancery Ct.); and Peterson v. Hsu, et al., C.A. No. 19178 (Del. Chancery Ct.). The actions allege, in substance, that certain present and former Avant! officers and directors caused damage to Avant! by misappropriating trade secrets from competitors, making false representations to investors and the public, and causing Avant! to award lucrative employment contracts, bonuses, stock option grants, and valuable consulting contracts and ownership interests in companies affiliated with Avant!. The Louisiana School Employees' Retirement System case was dismissed in August 2002. The plaintiffs in the remaining actions have agreed to several extensions of the defendants' deadline for responding to their respective complaints. Accordingly, the defendants have not moved to dismiss the actions or otherwise responded to plaintiffs' allegations. None of the parties to the remaining actions has initiated any discovery requests, and no depositions have been taken. The defendants believe they have meritorious legal and factual defenses to the actions but, because the cases are in their initial stages, and because no court appearances have occurred, no motions have been heard, and no discovery has been taken, the ultimate outcome of the cases is uncertain. In addition, the individual officers and directors may have indemnification rights against the company which may reduce or eliminate any recovery by the company from the litigation.

     Silvaco International and Silvaco Data Systems previously maintained an action against Avant! in which they were awarded damages of over $26 million by the trial court on claims for defamation and intentional interference with economic advantage based on statements made between November 1995 and June 1996 to Silvaco customers and prospective customers by Meta Software, Inc., which Avant! acquired in 1996. Avant! paid Silvaco an aggregate of $20.5 million in settlement of this litigation in June 2002.

     Sequence Design, Inc. previously maintained an action against Avant! alleging that Star-RC and Star-RCXT, Avant!'s key parasitic extraction products, infringe a patent owned by Sequence and seeking unspecified damages. In August 2002, the parties settled this litigation, the terms of which settlement included limited cross-licenses of technology by each company.

     On October 18, 2001, Dynasty Capital Services LLC submitted a Notice of Submission of Dispute against Avant! to the American Arbitration Association, and Randolph L. Tom subsequently submitted a Notice of Submission of Dispute against Avant! to the American Arbitration Association. The dispute arose from an advisory services agreement between Avant! and Dynasty Capital Services LLC and a legal services agreement between Avant! and Mr. Tom. In February 2002, Avant! resolved all claims between it and Dynasty Capital Services LLC and Mr. Tom by agreeing to pay a total of $5.4 million, the last installment of which was paid in June 2002.

     The Avant!/Cadence litigation, the other pending Avant! litigation and any future litigation against Synopsys or Avant!, regardless of the outcome, are expected to result in substantial costs and expenses to Avant! and could seriously harm Avant!'s business, financial condition and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On June 4, 2002, the Annual Meeting of Stockholders of Synopsys, Inc. was held in Mountain View, California. Three matters were submitted to the stockholders for action or approval.

1. The stockholders approved the issuance of the Company's common shares to be received by Avant! Corporation stockholders in the merger of Avant! into Maple Forest Acquisition L.L.C..

        For         Against     Abstain     Non-Votes
  ---------------- ----------- ----------- -------------
    52,358,454      333,878      33,600     5,818,803


The stockholders elected eight directors to hold office for a one-year term or until their respective successors are elected. The votes for these directors are set forth below.


                               Total Vote        Total Vote
                                For Each        Withheld From
                                Director        Each Director
                             ---------------- ------------------
  Aart J. de Geus               58,414,347            130,388
  Andy D. Bryant                58,246,300            298,435
  Chi-Foon Chan                 58,405,198            139,537
  Bruce R. Chizen               58,414,479            130,256
  Deborah A. Coleman            58,234,475            310,260
  A. Richard Newton             58,249,933            294,802
  Sasson Somekh                 56,262,534          2,282,201
  Steven C. Walske              56,428,344          2,116,391


3. The stockholders approved a proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the 2002 fiscal year.

        For         Against     Abstain     Non-Votes
  ---------------- ----------- ----------- -------------
    57,560,553      939,226      44,956        N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

     None.


(b.) Reports on Form 8-k

     On June 6, 2002, the Registrant filed a Current Report on Form 8-K with respect to its acquisition of Avant! Corporation.

     On July 30, 2002, the Registrant filed an Amendment on Form 8-K/A to its report filed on June 6, 2002, which included the financial information required by Item 7 of Form 8-K.



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

                                        Date: September 17, 2002

                                 CERTIFICATIONS


I, Aart J. de Geus, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Synopsys, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 12, 2002

                                /S/ AART J. DE GEUS
                                -----------------------
                                Aart J. de Geus


                                CHIEF EXECUTIVE OFFICER
                                (PRINCIPAL EXECUTIVE OFFICER)

I, Robert B. Henske, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Synopsys, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 16, 2002
                                /S/ ROBERT B. HENSKE
                                ----------------------
                                Robert B. Henske
                                CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL OFFICER)