Form 10-Q/A
period 2002-07-31
SYNOPSYS INC
filed 2002-09-20
CIK 883241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO.1 TO
                                    FORM 10-Q


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

--------------------------------------------------------------------------------

                                Explanatory Note


This Amendment No.1 to the Registrant's Report on Form 10-Q for the quarterly period ended July 31, 2002 is being filed in order to amend the weighted average common shares and dilutive stock options outstanding included in the "unaudited pro forma results of operations" in note 3 to the unaudited condensed consolidated financial statements on page 12 and "Management's Discussion and Analysis of Financial condition and results of operations" on page 30.

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 2002

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.................................................3
          CONDENSED CONSOLIDATED BALANCE SHEETS................................3
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS............4
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
            CASH FLOWS.........................................................5
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................18
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........39

SIGNATURES....................................................................40

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


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              JULY 31,                    JULY 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   2002           2001          2002         2001
                                                    -------------- -------------- ------------ ------------
Revenues                                            $ 278,217       $ 276,922     $ 861,822     $ 789,308
Net income (loss)                                      16,099          18,434        71,697      (188,593)
Basic earnings (loss) per share                     $    0.23       $    0.25     $    1.12     $   (2.50)
Weighted average common shares outstanding             71,157          74,578        64,157        75,580
Diluted earnings (loss) per share                   $    0.21       $    0.23     $    1.04    $    (2.50)
Weighted  average common shares and dilutive stock
   options outstanding                                 74,955          80,351        68,698        75,580


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


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              JULY 31,                    JULY 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   2002           2001          2002         2001
                                                    -------------- -------------- ------------ ------------
Revenues                                            $ 278,217       $ 276,922     $ 861,822     $ 789,308
Net income (loss)                                      16,099          18,434        71,697      (188,593)
Basic earnings (loss) per share                     $    0.23       $    0.25     $    1.12     $   (2.50)
Weighted average common shares outstanding             71,157          74,578        64,157        75,580
Diluted earnings (loss) per share                   $    0.21       $    0.23     $    1.04    $    (2.50)
Weighted  average common shares and dilutive stock
   options outstanding                                 74,955          80,351        68,698        75,580


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


                                        Date: September 20, 2002

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



Date: September 19, 2002


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



Date: September 19, 2002
                                /S/ ROBERT B. HENSKE
                                ----------------------
                                Robert B. Henske
                                CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL OFFICER)