Form 10-K/A
period 2002-10-31
SYNOPSYS INC
filed 2003-01-31
CIK 883241

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                               AMENDMENT NO. 1 TO

                                   FORM 10-K

-------------------------------------------------------------------------------

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

                                Explanatory Note

This Amendment No.1 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002 is being filed in order to amend the pro forma net income, revenues and earnings per share included in the "unaudited pro forma results of operations" in note 3 to the consolidated financial statements on page 70 and "Management's Discussion and Analysis of Financial condition and results of operations" on page 38.

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

                                                      YEAR ENDED OCTOBER 31,
                                               ---------------------------------
                                                      2002             2001
                                               ----------------- ---------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                             AMOUNTS)
        Revenues                                  $  1,186,916      $  1,100,249
        Net income                                $    117,494      $     78,909

        Basic earnings per share                  $       1.56      $       1.05
        Weighted average common shares
         outstanding                                    75,311            75,131
        Diluted earnings per share                $       1.49      $       0.98
        Weighted average common shares
         and dilutive stock options outstanding         78,656            80,180

    The unaudited pro forma results of operations for each of the periods presented exclude non-recurring merger costs of $335.8 million for the Avant! insurance policy premium, $82.5 million for IPRD resulting from the Avant! merger, $5.2 million for IPRD resulting from the inSilicon merger and $21.0 million and $268.1 million for Avant!'s pre-merger litigation settlement and other related costs incurred in fiscal 2002 and 2001, respectively. These expenses are included in the historical consolidated statement of operations.

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

                                                       YEAR ENDED
                                          ----------------------------------
                                               OCTOBER 31,      OCTOBER 31,
                                                   2002            2001
                                          ----------------- ----------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Revenues                           $   1,186,916    $ 1,100,249
         Net income                         $     117,494    $    78,909
         Basic earnings per share           $        1.56    $      1.05
         Weighted average common shares
            outstanding                            75,311         75,131
         Diluted earnings per share         $        1.49    $      0.98
         Weighted average common shares
            and dilutive stock options
            outstanding                            78,656         80,180

    The unaudited pro forma results of operations for each of the periods presented exclude non-recurring merger costs of $335.8 million for the Avant! insurance policy premium, $82.5 million for IPRD resulting from the Avant! merger, $5.2 million for IPRD resulting from the inSilicon merger and $21.0 million and $268.1 million for Avant!'s pre-merger litigation settlement and other related costs incurred in fiscal 2002 and 2001, respectively. These expenses are included in the historical consolidated statement of operations.

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

                                  EXHIBIT 23.2

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


                                    KPMG LLP

Mountain View, California
January 31, 2003

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