Form 10-K/A
period 2002-11-02
SYNOPSYS INC
filed 2003-02-28
CIK 883241

================================================================================
                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            AMENDMENT NO. 2 TO

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
 (State or other jurisdiction                   (I.R.S. Employer incorporation
     of or organization)                                 Identification No.)

        700 East Middlefield Road, Mountain View, California 94043
                 (Address of Principal Executive Offices)

                              (650) 584-5000
            Registrant's telephone number, including area code

     Securities registered pursuant to Section 12(b) of the Act: None

        Securites registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.01 par value

                        ---------------------------

                        Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     [ ] Yes  [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,699,717,300.

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 6, 2003, was approximately $2,792,883,845.

     On February 21, 2003, approximately 74,393,514 shares of the registrant's Common Stock, $0.01 par value, were outstanding.


                  DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K. The Registrant will also include this information in its proxy statement for its 2003 Annual Meeting of Stockholders.

                              PART III

Item 10. Directors and Executive Officers of the Registrant

         Set forth below is information regarding the directors, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were selected as directors and their ages as of January 31, 2003.

                                                                 Year First
                                                                   Elected
           Name                                           Age      Director
-------------------------------------------------       ------  --------------

Aart J. de Geus...................................         48       1986
Andy D. Bryant....................................         52       1999
Chi-Foon Chan.....................................         53       1998
Bruce R. Chizen...................................         47       2001
Deborah A. Coleman................................         50       1995
A. Richard Newton.................................         51       1987; 1995
Sasson Somekh.....................................         56       1999
Roy Vallee........................................         50       2003
Steven C. Walske..................................         50       1991

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

         Bruce R. Chizen has been a Director of Synopsys since April 2001. Mr. Chizen has served as President of Adobe Systems Incorporated, a provider of graphic design, publishing, and imaging software for Web and print production, since April 2000 and as Chief Executive Officer since December 2000. He joined Adobe Systems in August 1994 as Vice President and General Manager, Consumer Products Division and in December 1997 became Senior Vice President and General Manager, Graphics Products Division. In August 1998 Mr. Chizen was promoted to Executive Vice President, Products and Marketing. From November 1992 to February 1994 he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly-owned subsidiary of Apple Computer. He is a Director of Adobe Systems Incorporated.

         Deborah A. Coleman has been a Director of Synopsys since November 1995. Ms. Coleman is co-founder and currently General Partner of SmartForest Ventures in Portland, Oregon. Ms. Coleman was Chairman of the Board of Merix Corporation, a manufacturer of printed circuit boards, from May 1994, when it was spun off from Tektronix, Inc., until September 2001. She also served as Chief Executive Officer of Merix from May 1994 to September 1999 and as President from March 1997 to September 1999. Ms. Coleman joined Merix from Tektronix, a diversified electronics corporation, where she served as Vice President of Materials Operations, responsible for worldwide procurement, distribution, component engineering and component manufacturing operations. Prior to joining Tektronix in November 1992, Ms. Coleman was with Apple Computer, Inc. for eleven years, where she held several executive positions, including Chief Financial Officer, Chief Information Officer and Vice President of Operations. She is a Director of Applied Materials, Inc., a manufacturer of semiconductor fabrication equipment, Chairman of the Board of Teseda Corporation, a semiconductor test equipment company, and a director of Finatus, Inc., a web-based compliance service provider.

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

        Roy Vallee has been a Director of Synopsys since February 2003. Mr. Vallee is Chief Executive Officer and Chairman of the Board of Avnet, Inc., a global semiconductor products and electronics distributor, positions he has held since June 1998. Previously, he was Vice Chairman of the Board since November 1992, and also President and Chief Operating Officer since March 1992. Mr. Vallee currently serves on the board of directors of Teradyne, Inc., an automated testing company for the electronics, communications and software industries. He is also a member of the executive committee of the Global Technology Distribution Council.

         Steven C. Walske has been a Director of Synopsys since December 1991. Mr. Walske has been Chief Business Strategist of Parametric Technology Corporation, a supplier of software products for mechanical computer aided engineering since June 2000. Previously, Mr. Walske served as Chairman, Chief Executive Officer and a Director from August 1994 until June 2000 and as President and Chief Executive Officer of that company from December 1986 to August 1994.

         There are no family relationships among any executive officers, directors or persons chosen or nominated to become executive officers or directors of Synopsys.

Directors' Compensation

         Each member of the Board receives a retainer of $25,000 per year for attendance at Board meetings. In addition, each member of the Audit Committee receives $2,000 per Audit Committee meeting attended, other than the Chairperson, who receives $4,000 per Audit Committee meeting attended.

         In addition, non-employee members of the board of directors receive automatic option grants under the 1994 Non-Employee Directors Stock Option Plan, which in this document we refer to as the "Directors Plan." As of the date of this Annual Report, all seven non-employee members of the Synopsys board of directors were eligible to participate in the Directors Plan. Under the Directors Plan, new directors receive an option for 20,000 shares, vesting in equal installments over four years. In addition, each continuing director who is elected at an annual meeting of stockholders receives an option for 10,000 shares and an additional option for 5,000 shares for each Board committee membership. The annual option grants vest in full on the date immediately prior to the date of the annual meeting following their grant. In the case of directors appointed to the board between annual meetings, the annual and any committee grants are prorated based upon the amount of time since the last annual meeting.

         During fiscal 2002, directors Andy D. Bryant, Bruce R. Chizen, Deborah
A. Coleman, A. Richard Newton, Sasson Somekh and Steven C. Walske each received automatic grants of options to purchase 10,000 Synopsys common shares at an exercise price of $49.83 per share for Synopsys board of directors service during the year. In addition, during fiscal 2002, each of such directors received options to purchase 10,000 Synopsys common shares for service on Synopsys board of directors committees at an exercise price of $49.83. Mr. Vallee, who was added to the Board in February 2003, received an option for 20,000 shares at an exercise price of $40.92 for his initial service, a pro rated annual grant of 3,333 shares at an exercise price of $40.92 per share and a pro rated committee grant of 3,333 shares at an exercise price of $40.46 per share.

         During fiscal 2002, Dr. Newton provided consulting services to Synopsys, for which he was paid $180,000. Under Synopsys' agreement with Dr. Newton, at Synopsys' request, Dr. Newton provides advice concerning long-term technology strategy and industry development issues, as well as assistance in identifying opportunities for partnerships with academia.

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

         Based solely upon its review of the copies of the Forms 3, 4 and 5 received by Synopsys and/or written representations from certain reporting persons, Synopsys believes that each of its directors, officers, and greater than ten percent beneficial owners of its shares during the fiscal year ended October 31, 2002 has complied with all filing requirements applicable to such persons during such fiscal year.

Executive Officers

         Information regarding executive officers who are not directors is included in Part I of the Annual Report.

Item 11. Executive Compensation

Executive Compensation And Other Matters

         The following table sets forth the compensation earned by (1) Synopsys' Chief Executive Officer and (2) each of the other four most highly compensated executive officers whose compensation for fiscal 2002 exceeded $100,000, which in this document we collectively refer to as the "named executive officers," for services rendered in all capacities to Synopsys during the last three fiscal years.

                                                    Summary Compensation Table

                                                                                               Long-Term
                                                                                             Compensation:
                                                                                              Securities
                                                                                                Awards        All Other
                                                               Annual Compensation ($)        Underlying     Compensation
              Name and Position                    Year        Salary           Bonus         Options (#)      ($) (1)
             ------------------                    ----        ------           -----        ------------    ------------
Aart J. de Geus...........................         2002        446,154         575,000         106,500          1,500
   Chief Executive Officer and                     2001        400,000         575,000          85,500          1,830
   Chairman of the Board                           2000        430,769         600,000         731,000          1,855
Chi-Foon Chan.............................         2002        400,000         575,000          91,700          5,138
   President and Chief Operating                   2001        400,000         575,000          71,000          2,588
   Officer                                         2000        430,769         600,000         623,000          2,493
Vicki L. Andrews..........................         2002        300,000         448,385(2)       72,900         13,884
   Senior Vice President                           2001        289,423         611,396(3)       60,500          9,544
   World Wide Sales                                2000        287,500         568,256(4)      179,000          9,826
Robert B. Henske..........................         2002(5)     375,000         350,000          73,300          1,500
   Senior Vice President and                       2001        364,423         350,000          60,500          1,825
   Chief Financial Officer                         2000(6)     175,000         232,000         340,000            160
Steven K. Shevick(7)......................         2002        250,000         220,000          25,300          1,500
   Senior Vice President and Chief                 2001        241,538         175,000          17,500          1,871
      Financial Officer
                                                   2000        236,154         160,984         100,000          1,833

--------------------------------------------------------------------------------
(1) Amounts in this column reflect premiums paid for group term life insurance, Synopsys 401(k) contributions and, in the case of Ms. Andrews only, car allowances. Dr. Chan's 2002 amounts include special travel allowance.
(2) Ms. Andrews' 2002 bonus consists of commissions of $102,125 and variable bonus of $346,260.
(3) Ms. Andrews' 2001 bonus consists of commissions of $150,000, a variable bonus of $296,260, a relocation bonus of $160,000 and a special bonus of $5,136.
(4) Ms. Andrews' 2000 bonus consists of commissions of $318,096 and a variable bonus of $250,160.
(5)  Mr. Henske resigned from his position effective
     January 3, 2003.
(6)  Mr. Henske commenced employment with Synopsys on May
     10, 2000.
(7) Mr. Shevick was appointed Chief Financial Officer of Synopsys on January 2, 2003. Prior to that, he served as Vice President, Investor Relations and Legal and General Counsel.

Stock Option Grants, Option Exercises and Year-End Values

         Information regarding stock option grants, option exercises and year-end values for the named executive officers during fiscal 2002 is included in Item 7 of this Annual Report.

     Employment Contracts, Termination of Employment Arrangements and Change of Control Agreements

         Under Synopsys' 1992 Stock Option Plan ("1992 Plan"), in the event of certain changes in the ownership or control of Synopsys involving a "Corporate Transaction," which includes an acquisition of Synopsys by merger or asset sales, all outstanding options under the 1992 Plan will automatically become exercisable, unless the option is assumed by the successor corporation, or parent thereof, or replaced by a comparable option to purchase shares of the capital stock of the successor corporation, or parent thereof.

         In addition, in the event of a successful hostile tender offer for more than 50% of the outstanding Synopsys common shares or a change in the majority of the Synopsys board of directors as a result of one or more contested elections for membership on the Synopsys board of directors, the administrator of the 1992 Plan has the authority to accelerate vesting of outstanding options or shares purchased under the 1992 Plan.

         The Directors Plan provides that in the event of a change of control or corporate transaction, as such terms are defined in the Directors Plan, all Directors Plan options held by such director shall become fully vested and exercisable as of the date of such change of control or corporate transaction.

         Synopsys has entered into Employment Agreements, effective October 1, 1997, with its Chief Executive Officer and its President. Each Employment Agreement provides that if the executive is terminated involuntarily other than for cause within 24 months of a change of control, (a) the executive will be paid an amount equal to two times the sum of the executive's annual base pay plus target cash incentive, plus the cash value of the executive's health benefits for the next 18 months, and (b) all stock options held by the executive will immediately vest in full. If the executive is terminated involuntarily other than for cause in any other situation, the executive will receive a cash payment equal to the sum of the executive's annual base pay for one year plus the target cash incentive for such year, plus the cash value of the executive's health benefits for 12 months. The terms "involuntary termination," "cause" and "change of control" are defined in the Employment Agreements, each of which is filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of Synopsys common shares by (1) each person known by Synopsys to own beneficially more than five percent of the outstanding Synopsys common shares on that date, and, (2) as of February 6, 2003 (A) each Synopsys director, (B) each of the named executive officers and (C) all Synopsys directors and current executive officers as a group.


                                                      Shares of Common Stock
                                                        Beneficially Owned
                                                                     Percentage
     Name of Beneficial Owner(1)                        Number       Ownership
    ----------------------------                     -----------     ----------

J. & W. Seligman & Co. Incorporated..........        7,776,496(2)      10.28%
   100 Park Avenue, 8th Floor
   New York, NY 10017
Franklin Resources, Inc......................        5,291,927(3)        7.0%
   One Frankling Parkway
   San Mateo, CA 94403-1906
Blum Capital Partners, L.P..................         4,906,200(4)       6.61%
   909 Montgomery Street, Suite 400
   San Francisco, CA 94133-4625
FMR Corp.....................................        4,785,520(5)       6.33%
   82 Devonshire Street, Boston,
   Massachusetts  02109
Harris Associates L.P........................        3,805,900(6)       5.03%
   Two North LaSalle Street,
   Suite 500
   Chicago, IL 60602-3790
Vicki L. Andrews.............................          128,653(7)         *
Andy D. Bryant...............................           93,749(8)         *
Chi-Foon Chan................................          939,867(9)       1.25%
Bruce R. Chizen..............................          59,166(10)         *
Deborah A. Coleman...........................          60,000(11)         *
Aart J. de Geus..............................       1,708,165(12)       2.26%
Robert B. Henske.............................               0             *
A. Richard Newton............................          95,916(13)         *
Steven K. Shevick............................         128,663(14)         *
Sasson Somekh................................         113,333(15)         *
Roy Vallee...................................               0             *
Steven C. Walske.............................         116,016(16)         *
All directors and current executive..........       3,443,528(17)       4.45%
   officers as a group (11 persons)

----------------------------
*    Less than 1%
(1) The persons named in the table above have sole voting and investment power with respect to all Synopsys common shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes of this table.

(2) Share ownership for J. & W. Seligman & Co. Incorporated was obtained from Amendment No. 11 to the Schedule 13G filed with the Securities and Exchange Commission on February 11, 2003.

(3) Share ownership for Franklin Resources was obtained from Amendment No. 2 to the Schedule 13D filed with the Securities and Exchange Commission on February 12, 2003. Includes 2,127,450 shares as to which Franklin Advisers, Inc. has sole voting power, 1,921,522 shares as to which Templeton Global Advisers Limited has sole voting power, 448,785 shares as to which Fiduciary Trust Company International has sole voting power, 411,068 shares as to which Franklin Templeton Investment Management Limited has sole voting power , 232,110 shares as to which Templeton Investment Counsel, LLC has sole voting power, 147,817 shares as to which Franklin Templeton Investments Corp. has sole voting power and 3,175 shares as to which Templeton/Franklin Investment Services, Inc. has sole voting power.

(4) Share ownership for Blum Capital Partners, L.P. was obtained from Schedule 13F-R filed with the Securities and Exchange Commission on February 14, 2003.

(5)  Share ownership for FMR Corp. was obtained from Amendment No. 2 to the
     Schedule 13D filed with the Securities and Exchange Commission on February 14, 2003.

(6) Share ownership for Harris Associates L.P. was obtained from Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003. Includes 1,620,900 shares over which Harris Associates L.P. has sole voting power and 2,185,000 shares over which Harris Associates L.P. has shared voting power.

(7) Includes options to purchase 127,975 Synopsys common shares exercisable by Ms. Andrews within 60 days of February 6, 2003.

(8) Consists of options to purchase 93,749 Synopsys common shares exercisable by Mr. Bryant within 60 days of February 6, 2003.

(9) Includes options to purchase 907,633 Synopsys common shares exercisable by Dr. Chan within 60 days of February 6, 2003.

(10) Consists of options to purchase 59,166 Synopsys common shares exercisable by Mr. Chizen within 60 days February 6, 2003.

(11) Consists of options to purchase 60,000 Synopsys common shares exercisable by Ms. Coleman within 60 days of February 6, 2003.

(12) Includes options to purchase 1,396,131 Synopsys common shares exercisable by Dr. de Geus within 60 days of February 6, 2003.

(13) Consists of options to purchase 95,916 Synopsys common shares exercisable by Dr. Newton within 60 days of February 6, 2003.

(14) Includes options to purchase 126,352 Synopsys common shares exercisable by Mr. Shevick within 60 days of February 6, 2003.

(15) Includes options to purchase 100,833 Synopsys common shares exercisable by Dr. Somekh within 60 days of February 6, 2003.

(16) Includes options to purchase 115,916 Synopsys common shares exercisable by Mr. Walske within 60 days of February 6, 2003.

(17) Includes options to purchase 3,083,671 Synopsys common shares exercisable by directors and current executive officers within 60 days of February 6, 2003.


Item 13. Certain Relationships and Related Transactions

     See Item 10, "Directors and Executive Officers of the Registrant-Directors' Compensation."

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, State of California, on this 28th day of February, 2003.

                                 SYNOPSYS, INC.

                                By:   /s/ Aart J. de Geus
                                      Aart J. de Geus
                                      Chief Executive Officer and
                                      Chairman of the Board of Directors
                                      (Principal Executive Officer)

                                By:   /s/ Steven K. Shevick
                                      Steven K. Shevick
                                      Senior Vice President, Finance
                                      and Chief Financial Officer
                                      (Principal Financial Officer)

                                By:   /s/ Richard T. Rowley
                                      Richard T. Rowley
                                      Vice President, Corporate Controller
                                      (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature                 Title                             Date


/s/ AART J. DE GEUS     Chief Executive Officer               February 28, 2003
Aart J. de Geus         (Principal Executive Officer)
                        and Chairman of the Board of Directors

/s/ CHI-FOON CHAN*      President, Chief Operating Officer    February 28, 2003
Chi-Foon Chan           and Director


/s/ BRUCE R. CHIZEN*    Director                              February 28, 2003
Bruce R. Chizen


/s/ ANDY D. BRYANT*     Director                              February 28, 2003
Andy D. Bryant


/s/ DEBORAH A. COLEMAN* Director                              February 28, 2003
Deborah A. Coleman


/s/ A. RICHARD NEWTON*  Director                              February 28, 2003
A. Richard Newton


/s/ SASSON SOMEKH*      Director                              February 28, 2003
Sasson Somekh



/s/ STEVEN C. WALSKE*   Director                              February 28, 2003
Steven C. Walske


*/s/ Steven K. Shevick
By: Steven K. Shevick, Attorney-in-fact

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

Date: February 28, 2003

                                     /s/ Aart J. de Geus
                                     Aart J. de Geus
                                     Chief Executive Officer
                                     (Principal Executive Officer)

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

Date: February 28, 2003

                           /s/ Steven K. Shevick
                           Steven K. Shevick
                           Chief Financial Officer (Principal Financial Officer)