Form 10-K/A
period 2002-10-31
SYNOPSYS INC
filed 2003-03-18
CIK 883241

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                               AMENDMENT NO. 3 TO

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

    On March 7, 2003 approximately 74,816,630 shares of the registrant's Common stock, $0.01 par value, were outstanding.

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 7, 2003, was approximately $1,959,688,700.

DOCUMENTS INCORPORATED BY REFERENCE

                                Explanatory Note

    This Amendment No. 3 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002 is being filed in order to submit the signed Report of KPMG LLP, Independent Auditors. The Registrant received such signed Report on January 29, 2003, prior to the initial filing of the Annual Report on Form 10-K for the year ended October 31, 2002. The signature of KPMG LLP was omitted from this initial filing in error.

===============================================================================

Part II

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


                                                \s\KPMG LLP


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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The  following  documents  are filed as part of this  Annual  Report on Form
10-K:

    (1) Financial Statements

    The following documents are included as Part II, Item 8, of this Annual Report on Form 10-K:

                                                                           PAGE
          Report of Independent Auditors....................................  2
          Consolidated Balance Sheets.......................................  3
          Consolidated Statements of Operations.............................  4
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income............................................  5
          Consolidated Statements of Cash Flows.............................  9
          Notes to Consolidated Financial Statements........................ 10

    (2) Financial Statement Schedule

        The information required by this item is incorporated by reference herein from Amendment No. 1 to this Annual Report on Form 10-K.


    (3) Exhibits

       See Item 15(c) below.

(b) Reports on Form 8-K

    None.

(c) Exhibits

 EXHIBIT
  NUMBER                       EXHIBIT DESCRIPTION
   2.1 Agreement and Plan of Merger, dated as of December 3, 2001, among Synopsys, Inc., Maple Forest Acquisition L.L.C., and Avant! Corporation. (1)
   3.1   Fourth Amended and Restated Certificate of Incorporation (2)
   3.2   Certificate of Designation of Series A Participating Preferred Stock(3)
   3.3 Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation (10)
   3.4   Restated Bylaws of Synopsys, Inc. (2)

   4.1   Amended and Restated Preferred Shares Rights Agreement dated
         November 24, 1999 (3)
   4.3   Specimen Common Stock Certificate (4)
  10.1   Form of Indemnification Agreement (4)
  10.2   Director's and Officer's Insurance and Company Reimbursement Policy (4)
  10.3 Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (4)
  10.7 Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (5)
  10.8 Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (6)
  10.9 Lease Agreement, August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and
         Richard T. Peery, Trustee, or his successor trustee, UTA dated
         July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(7)
  10.10 Amendment No. 6 to Lease, dated July 18, 2001, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.11 Amendment No. 4 to Lease, dated July 18, 2001, to Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.12 Amendment No. 3 to Lease, dated July 18, 2001, to Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.13 Amendment No. 1 to Lease, dated July 18, 2001, to Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended. (8) (9)
  10.14 Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership (10)

  10.15  1992 Stock Option Plan, as amended and restated (11)(12)
  10.16  Employee Stock Purchase Program, as amended and restated (11)(13)
  10.17  International Employee Stock Purchase Plan, as amended and restated (11)(13)
  10.18  Synopsys deferred compensation plan dated September 30, 1996 (11)(14)
  10.19  1994 Non-Employee Directors Stock Option Plan, as amended and restated(11)(15)
  10.20  Form of Executive  Employment Agreement dated October 1, 1997 (11)(16)
  10.21  Schedule of Executive Employment Agreements (9)(11)
  10.22  1998 Nonstatutory Stock Option Plan (11)(17)
  10.23 Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and Synopsys, Inc. effective as of
         November 13, 2002 (18)
  10.24  Consulting Services Agreement between Synopsys, Inc. and
         A. Richard Newton Dated November 1, 2001 (11)(19)
  21.1   Subsidiaries of the Company
  23.1   Report on Financial Statement Schedule (9)
  23.2   Consent of KPMG LLP, Independent Auditors
  24.1   Power of Attorney (9)
----------

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

(9) Filed as exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

(10) Incorporated by reference from exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(11) Compensatory plan or agreement in which an executive officer or director participates

(12) Incorporated by reference from exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

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

(17) Incorporated by reference from exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90643) filed with the Securities and Exchange Commission on November 9, 1999.

(18) Incorporated by reference exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2002.

(19) Incorporated by reference from exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002.




                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, State of California, on this 17th day of March, 2003.

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


SIGNATURE                             TITLE                            DATE

/S/ AART J. DE GEUS*         Chief Executive Officer            March 17, 2003
--------------------------    (Principal Executive
Aart J. de Geus             Officer) and Chairman of
                             the Board of Directors

/S/ CHI-FOON CHAN*          President, Chief Operating          March 17, 2003
--------------------------
Chi-Foon Chan                 Officer and Director

/S/ ANDY D. BRYANT*                  Director                   March 17, 2003
--------------------------
Andy D. Bryant

/S/ BRUCE R. CHIZEN*                 Director                   March 17, 2003
--------------------------
Bruce R. Chizen

/S/ DEBORAH A. COLEMAN*              Director                   March 17, 2003
--------------------------
Deborah A. Coleman

 /S/ A. RICHARD NEWTON*              Director                   March 17, 2003
--------------------------
A. Richard Newton

/S/ SASSON SOMEKH*                   Director                   March 17, 2003
--------------------------
Sasson Somekh

/S/ STEVEN C. WALSKE*                Director                   March 17, 2003
--------------------------
Steven C. Walske


By: Steven K. Shevick, Attorney-in-Fact

                                  EXHIBIT INDEX

 EXHIBIT
  NUMBER                       EXHIBIT DESCRIPTION
   2.1 Agreement and Plan of Merger, dated as of December 3, 2001, among Synopsys, Inc., Maple Forest Acquisition L.L.C., and Avant! Corporation. (1)
   3.1   Fourth Amended and Restated Certificate of Incorporation (2)
   3.2   Certificate of Designation of Series A Participating Preferred Stock(3)
   3.3 Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation (10)
   3.4   Restated Bylaws of Synopsys, Inc. (2)

   4.1   Amended and Restated Preferred Shares Rights Agreement dated
         November 24, 1999 (3)
   4.3   Specimen Common Stock Certificate (4)
  10.1   Form of Indemnification Agreement (4)
  10.2   Director's and Officer's Insurance and Company Reimbursement Policy (4)
  10.3 Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (4)
  10.7 Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (5)
  10.8 Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (6)
  10.9 Lease Agreement, August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and
         Richard T. Peery, Trustee, or his successor trustee, UTA dated
         July 20, 1977(Richard T. Peery Separate Property Trust), as amended (7)
  10.10 Amendment No. 6 to Lease, dated July 18, 2001, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.11 Amendment No. 4 to Lease, dated July 18, 2001, to Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.12 Amendment No. 3 to Lease, dated July 18, 2001, to Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.13 Amendment No. 1 to Lease, dated July 18, 2001, to Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended. (8) (9)
  10.14 Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership (10)

  10.15  1992 Stock Option Plan, as amended and restated (11)(12)
  10.16  Employee Stock Purchase Program, as amended and restated (11)(13)
  10.17  International Employee Stock Purchase Plan, as amended and restated (11)(13)
  10.18  Synopsys deferred compensation plan dated September 30, 1996 (11)(14)
  10.19  1994 Non-Employee Directors Stock Option Plan, as amended and restated(11)(15)
  10.20  Form of Executive  Employment Agreement dated October 1, 1997 (11)(16)
  10.21  Schedule of Executive Employment Agreements (9)(11)
  10.22  1998 Nonstatutory Stock Option Plan (11)(17)
  10.23 Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and Synopsys, Inc. effective as of
         November 13, 2002 (18)
  10.24  Consulting Services Agreement between Synopsys, Inc. and
         A. Richard Newton Dated November 1, 2001 (11)(19)
  21.1   Subsidiaries of the Company
  23.1   Report on Financial Statement Schedule (9)
  23.2   Consent of KPMG LLP, Independent Auditors
  24.1   Power of Attorney (9)
----------

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

(9) Filed as exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

(10) Incorporated by reference from exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(11) Compensatory plan or agreement in which an executive officer or director participates

(12) Incorporated by reference from exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

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

(17) Incorporated by reference from exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90643) filed with the Securities and Exchange Commission on November 9, 1999.

(18) Incorporated by reference exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2002.

(19) Incorporated by reference from exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002.

                                  EXHIBIT 23.2

                         Consent of Independent Auditors

The Board of Directors
Synopsys, Inc.:

We consent to the incorporation by reference in registration statements (Nos. 333-75638 and 333-67184) on Form S-4 and (Nos. 333-45056, 333-38810, 333-32130,
333-90643,  333-84279,  333-77597,  333-56170,  333-63216, 333-71056, 333-50947,
333-77000, 333-97317, 333-97319, 333-99651, 333-100155,  333-103418, 333-103635,
and 333-103636) on Form S-8 of Synopsys, Inc. of our reports dated November 20, 2002, except as to Note 13, which is as of January 13, 2003, relating to the consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2002, and the related consolidated financial statement schedule, which reports appear in this annual report on Form 10-K of Synopsys, Inc.


                                   /s/ KPMG LLP

Mountain View, California
March 17, 2003

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


Date: March 17, 2003


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


Date: March 17, 2003




                                                   /S/ STEVEN K. SHEVICK
                                                   ---------------------
                                                   Steven K. Shevick
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)