Form 10-Q
period 2003-03-01
SYNOPSYS INC
filed 2003-03-18
CIK 883241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (MARK ONE)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

                                OR

           (   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 0-19807
                                ----------------

                                 SYNOPSYS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  56-1546236
      ------------------------------                 ---------------------
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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              74,816,630 shares of Common Stock as of March 7, 2003

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                January 31, 2003

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS ...............................................3
           CONDENSED CONSOLIDATED BALANCE SHEETS...............................3
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME...............4
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
             CASH FLOWS.................................... ...................5
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .....6
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................                   19
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........40
ITEM 4.    CONTROLS AND PROCEDURES ...........................................40

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS .................................................40
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K   ................................40
SIGNATURES....................................................................41
CERTIFICATIONS................................................................42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)

                                                                 JANUARY 31,       OCTOBER 31,
                                                                    2003              2002
                                                               ---------------- -----------------
                                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $      347,339    $    312,580
  Short-term investments                                              122,921         102,153
                                                               ---------------- -----------------
     Total cash and short-term investments                            470,260         414,733
  Accounts receivable, net of allowances of $11,325 and
     $11,565, respectively                                            220,573         207,206
  Deferred taxes                                                      288,920         282,867
  Prepaid expenses and other                                           27,795          24,509
                                                               ---------------- -----------------
     Total current assets                                           1,007,548         929,315

Property and equipment, net                                           182,454         185,040
Long-term investments                                                  30,368          39,386
Goodwill, net                                                         435,767         434,554
Intangible assets, net                                                327,652         355,334
Other assets                                                           34,226          35,085
                                                               ---------------- -----------------
     Total assets                                              $    2,018,015    $  1,978,714
                                                               ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                     $      194,641    $    246,789
  Current portion of long-term debt                                        78           1,423
  Accrued income taxes                                                164,136         169,912
  Deferred revenue                                                    383,558         359,245
                                                               ---------------- -----------------
     Total current liabilities                                        742,413         777,369

Deferred compensation and other liabilities                            45,153          36,387
Long-term deferred revenue                                             41,562          51,477

Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000 shares
     authorized; no shares outstanding                                     --              --
  Common stock, $0.01 par value; 400,000 shares
     authorized; 74,330 and 73,562 shares outstanding,
     respectively                                                         743             735
  Additional paid-in capital                                        1,042,483       1,039,386
  Retained earnings                                                   225,842         198,863
  Treasury stock, at cost                                             (83,999)       (116,499)
  Deferred stock compensation                                          (7,351)         (8,858)
  Accumulated other comprehensive income (loss)                        11,169            (146)
                                                               ---------------- -----------------
     Total stockholders' equity                                     1,188,887       1,113,481
                                                               ---------------- -----------------
     Total liabilities and stockholders' equity                $    2,018,015    $  1,978,714
                                                               ================ =================


See accompanying notes to unaudited condensed consolidated financial statements.

                                 SYNOPSYS, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                             THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                      ----------------------------------
                                                            2003              2002
                                                      ---------------- -----------------
Revenue:
   Product                                               $   54,520       $   39,555
   Service                                                   72,387           69,093
   Ratable license                                          141,229           66,897
                                                      ---------------- -----------------
     Total revenue                                          268,136          175,545

Cost of revenue:
   Product                                                    3,753            4,066
   Service                                                   22,020           20,684
   Ratable license                                           12,786           10,440
   Amortization of intangible assets and
     deferred stock compensation                             19,903               --
                                                      ---------------- -----------------
     Total cost of revenue                                   58,462           35,190
                                                      ---------------- -----------------
Gross margin                                                209,674          140,355

Operating expenses:
   Research and development                                  67,269           48,706
   Sales and marketing                                       71,238           59,799
   General and administrative                                22,551           18,708
   Amortization of goodwill, intangible
     assets and deferred stock compensation                   8,880            4,044
                                                      ---------------- -----------------
     Total operating expenses                               169,938          131,257
                                                      ---------------- -----------------
Operating income                                             39,736            9,098
Other income, net                                             9,210           11,081
                                                      ---------------- -----------------

Income before provision for income taxes                     48,946           20,179
Provision for income taxes                                   14,561            6,127
                                                      ---------------- -----------------
Net income                                               $   34,385       $   14,052
                                                      ================ =================

Basic earnings per share:
Net income per share                                     $     0.46       $     0.23
Weighted-average common shares                               74,065           60,136
                                                      ================ =================

Diluted earnings per share:
Net income per share                                     $     0.45       $     0.22
Weighted-average common shares and dilutive
  stock options outstanding                                  76,639           65,011
                                                      ================ =================

See accompanying notes to unaudited condensed consolidated financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                      ---------------------------------
                                                            2003              2002
                                                      ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $     34,385     $     14,052
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Amortization and depreciation                              43,902           16,674
   Provision for doubtful accounts
     and sales returns                                            --            1,231
   Write-down of long-term investments                         1,000               --
   Gain on sale of long-term investments                      (8,142)          (5,865)
   Net change in unrecognized gains and
     losses on foreign exchange contracts                     18,710            4,110
   Deferred taxes                                             (4,650)          (2,903)
   Deferred rent                                               1,006               --
   Tax benefit associated with stock options                   3,226            8,061
   Net changes in operating assets and
     liabilities:
     Accounts receivable                                     (14,550)          (1,268)
     Prepaid expenses and other current assets                 1,842          (11,530)
     Other assets                                                 88           (5,781)
     Accounts payable and accrued liabilities                (58,309)         (29,407)
     Accrued income taxes                                     (5,776)         (55,095)
     Deferred revenue                                         14,398           (9,487)
     Deferred compensation                                     4,332            5,250
                                                      ---------------- ----------------
       Net cash (used in) provided by
         operating activities                                 31,462          (71,958)
                                                      ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales and maturities of
     short-term investments                                   76,559          346,627
   Purchases of short-term investments                       (97,767)        (349,996)
   Proceeds from sale of long-term investments                12,466           11,057
   Purchases of long-term investments                           (300)          (2,733)
   Purchases of property and equipment                       (11,564)         (17,824)
   Capitalization of software development costs                 (654)            (398)
                                                      ---------------- ----------------
       Net cash used in investing activities                 (21,260)         (13,267)
                                                      ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                         25,153           42,791
                                                      ---------------- ----------------
       Net cash provided by financing activities              25,153           42,791
Effect of exchange rate changes on cash                         (596)           2,707
                                                      ---------------- ----------------
Net increase (decrease) in cash and
  cash equivalents                                            34,759          (39,727)
Cash and cash equivalents, beginning of period               312,580          271,696
                                                      ---------------- ----------------
Cash and cash equivalents, end of period                $    347,339     $    231,969
                                                      ================ =================

See accompanying notes to unaudited condensed consolidated financial statements.

                                 SYNOPSYS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF COMPANY

    Synopsys, Inc. (Synopsys or the Company) is a leading supplier of electronic design automation (EDA) software to the global electronics industry. The Company develops, markets, and supports a wide range of integrated circuit
(IC) design products that are used by designers of advanced ICs and the electronic systems (such as computers, cell phones, and internet routers) that use such ICs, to automate significant portions of their design process. ICs are distinguished by the speed at which they run, their area, the amount of power they consume and their cost of production. Synopsys' products offer its customers the opportunity to design ICs that are optimized for speed, area, power consumption and production cost, while reducing overall design time. The Company also provides consulting services to help its customers improve their IC design and, where requested, to assist them with their IC designs, as well as training and support services.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    Fiscal Period End. The Company has a fiscal year and first quarter that ends on the Saturday nearest October 31 and January 31, respectively. Fiscal year 2003 and fiscal year 2002 are both 52-week years. For presentation purposes, the unaudited condensed consolidated financial statements and notes refer to the calendar month end.

    Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for any future period or the full fiscal year. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended October 31, 2002, included in the Company's 2002 Annual Report on Form 10-K, as amended.

    Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts recorded in the unaudited condensed consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.

    Revenue  Recognition  and Cost of  Revenue.  Revenue  consists  of fees for perpetual and time-based licenses for the Company's software products, post-contract customer support (PCS), customer training and consulting. The Company classifies its revenues as product, service or ratable license. Product revenue consists primarily of sales of perpetual licenses.

     Service revenue consists of fees for consulting services, training, and PCS associated with non-ratable time-based licenses or perpetual licenses. PCS sold with perpetual licenses is generally renewable, after any bundled PCS period expires, in one-year increments for a fixed percentage of the perpetual list price or, for certain perpetual license arrangements in excess of $2 million, as a percentage of the net license fee.

     Ratable license revenue is all fees related to time-based licenses bundled with PCS and sold as a single package (commonly referred to by the Company as a Technology Subscription License or TSL), and time-based licenses in which the Company did not bundle PCS but has granted extended payment terms or under which the customer has a right to receive unspecified future products.

    Cost of product revenue includes cost of production personnel, product packaging, documentation, amortization of capitalized software development costs, and costs of the Company's systems products. Cost of service revenue includes personnel and the related costs associated with providing training, consulting and PCS. Cost of ratable license revenue includes the cost of products and services related to time-based licenses bundled with PCS and sold as a single package and to time-based licenses that include extended payment terms or unspecified future products. Cost of revenue also includes the amortization of contract rights intangible, core technology and deferred stock compensation. The contract rights intangible arose in connection with certain acquisitions and represents amounts due after the date of acquisition on certain signed ratable license agreements under which the acquired companies had delivered the initial configuration of licensed technologies and were obligated to meet reconfiguration obligations and to provide PCS over a one to three year period. On these arrangements, the customer had been granted extended payment terms and, therefore, the fees were not considered to be fixed and determinable at the outset of the arrangement. As the amounts represented by the contract rights intangible were due after the date of acquisition, there were no receivables or deferred revenues representing these amounts recorded on the historical financial statements of the acquired companies at the respective closing dates. As deliveries are scheduled to occur over the terms of the arrangements, these ratable licenses and PCS arrangements require future performance by both parties and, as such, represent executory contracts.

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

    The   Company  has   analyzed   all  of  the   elements   included  in  its
multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the PCS components of its perpetual license products and consulting. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9 and revenue from PCS is recognized ratably over the PCS term. The Company recognizes revenue from TSLs over the term of the ratable license period, as the license and PCS portions of a TSL are bundled and not sold separately and the Company has not established VSOE on TSLs. Revenue from contracts with extended payment terms is recognized as the lesser of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fee were fixed or determinable.

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

    Consulting Services. The Company provides design methodology assistance, specialized services relating to telecommunication systems design and generalized turnkey design services. The Company's consulting services generally are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation does not require any significant modification or alteration. The Company's services to its customers often include assistance with product adoption and integration and specialized design methodology assistance. Customers typically purchase these professional services to facilitate the adoption of the Company's technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are generally billed separately and independently from consulting services, which are mostly billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from consulting services as the services are performed.

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

    Accounting For Stock-Based Compensation. In accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company has determined unaudited pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted-average assumptions:

                                                      THREE MONTHS ENDED
                                                          JANUARY 31,
                                                       2003          2002
                                                  -------------- ------------
                                                       Stock Option Plans
         Expected life (in years)                     5.1            4.9
         Risk-free interest rate                      3.0%           4.0%
         Volatility                                  59.1%          59.0%
                                                              ESPP
         Expected life (in years)                     1.25           1.25
         Risk-free interest rate                      1.4%           2.1%
         Volatility                                  59.1%          59.0%

     For unaudited pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (generally over four years) and the ESPP's look-back period (six-months to two years). The weighted-average estimated fair value of stock options issued for the three months ended January 31, 2003 and 2002 was $23.39 and $29.17 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months ended January 31, 2003 and 2002 was $16.51 and $16.84 per share, respectively. The Company's unaudited pro forma net income and earnings per share data under SFAS No. 123 is as follows:

                                                THREE MONTHS ENDED JANUARY 31,
                                               ---------------------------------
                                                     2003             2002
                                               ----------------- ---------------
                                                (in thousands, except per share
                                                           amounts)

      Net income, as reported                   $     34,385      $     14,052
      Add: Stock-based employee
        compensation included in net income            1,327                --
      Deduct: Stock-based employee
        compensation expense determined
        under the fair value based  method
        for all awards, net of related tax
        effects                                       38,940            33,668
      Pro forma net (loss) under SFAS 123       $     (3,228)     $    (19,616)
      Earnings (loss) per share-- basic
        As reported under APB 25                $      0.46       $      0.23
        Pro forma under SFAS 123                $     (0.04)      $     (0.33)
      Earnings (loss) per share-- diluted
        As reported under APB 25                $      0.45       $      0.22
        Pro forma under SFAS 123                $     (0.04)      $     (0.33)

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. SFAS 141 is effective for all business combinations completed after June 30, 2001.

    The Company adopted SFAS 142 on November 1, 2002. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. Intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 are required to be reclassified to goodwill; no such reclassifications to goodwill were required. In addition, upon adoption of SFAS 142, the Company assessed useful lives and residual values of all intangible assets acquired. The Company also tested goodwill for impairment in accordance with the provisions of SFAS 142. In completing its impairment analysis, the Company determined that it has one reporting unit. In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment review as of the beginning of fiscal 2003 and found no indicators of impairment. This impairment review was based on the fair value of the Company as determined by its market capitalization on the date of adoption. As of January 31, 2003, unamortized goodwill was $435.8 million, which will no longer be amortized in accordance with SFAS 142.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143
requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company adopted the provisions of SFAS 143 effective November 1, 2002. The adoption of SFAS 143 did not have a significant impact on the Company's financial position and results of operations for the three months ended January 31, 2003.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company adopted the provisions of SFAS 144 effective November 1, 2002. The adoption of SFAS 144 did not have a significant impact on the Company's financial position and results of operations for the three months ended January 31, 2003.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company's financial position and results of operations for the three months ended January 31, 2003.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123),
Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 beginning in the first quarter of fiscal 2003.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We typically warrant our products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees have not been significant and we are unable estimate the potential impact of these guarantees on our future results of operations.

3.  BUSINESS COMBINATIONS

    Acquisition of Avant! Corporation. On June 6, 2002, the Company completed its merger with Avant! Corporation (Avant!). Avant! was a leader in the development of software used in the physical design and physical verification phases of chip design. As a result of the merger, the Company is now able to offer a comprehensive array of products for the design and verification of chips. Under the terms of the merger agreement between Synopsys and Avant!, Avant! merged with and into a wholly-owned subsidiary of Synopsys. The aggregate merger consideration, including the fair value of stock issued, was approximately $1.0 billion, and was determined primarily as a result of competitive bidding with other potential acquirers. As a result of the merger, the Company recorded goodwill of $370.5 million which includes an increase to the value of goodwill as a result of an increase in the value of the contract termination liabilities of $1.0 million since October 31, 2002. The results of operations of Avant! are included in the accompanying unaudited condensed consolidated statement of income for the period from November 1, 2002 through January 31, 2003.

    The following table presents the components of acquisition-related costs recorded, along with amounts paid through the period ended January 31, 2003.

                                    Balance at                     Balance at
                                    October 31,                    January 31,
(in thousands)                         2002          Payments         2003
                                   -------------- --------------- --------------
 Acquisition related costs         $      3,840   $        466    $    3,374
 Facilities closure costs                57,261          8,454        48,807
 Employee severance costs                   290            155           135
                                   -------------- --------------- --------------
Total                              $     61,391   $      9,075    $   52,316
                                   ============== =============== ==============

    The remaining acquisition related costs of $3.4 million consist primarily of legal and accounting fees.

    Facilities closure costs at January 31, 2003 include $46.8 million related to Avant!'s corporate headquarters. After the merger, the functions performed in the buildings were consolidated into Synopsys' corporate facilities. The lessors have brought a claim against Avant! for the future amounts payable under the lease agreements. Synopsys settled certain of the claims of the landlord of two of these buildings for $7.4 million during the three months ended January 31, 2003. The amount accrued at January 31, 2003 includes an amount equal to the future amounts payable under the related lease agreements, without taking into consideration in the accrual any defenses the Company may have to the claim. Resolution of this contingency at an amount different from that accrued will result in an increase or decrease in the purchase consideration and the amount will be allocated to goodwill. The remaining facilities closure costs at the closing date totaling $2.0 million represents the present value of the future obligations under certain of Avant!'s lease agreements which the Company has or intends to terminate under an approved facilities exit plan plus additional costs expected to be incurred directly related to vacating such facilities.

    Acquisition of Co-Design. On September 6, 2002, the Company completed its acquisition of Co-Design Automation, Inc. (Co-Design), a private company which was developing simulation software used in the high level verification stage of the chip design process, and a new design language that permits designers to describe the behavior of their chips more efficiently than current standard languages. The aggregate purchase price for Co-Design was $34.3 million, which was determined principally by competitive bidding with another potential acquirer. As a result of the merger the Company recorded goodwill of $27.7 million. The results of operations of Co-Design are included in the accompanying unaudited condensed consolidated statement of income for the period from November 1, 2002 through January 31, 2003.

    Acquisition of inSilicon. On September 20, 2002, the Company completed its acquisition of inSilicon Corporation (inSilicon), a company that developed, marketed and licensed an extensive portfolio of complex "intellectual property blocks", or pre-designed, pre-verified subportions of a chip that can be used as building blocks for complex systems-on-a-chip, and therefore accelerate the development of such chips. The aggregate purchase price for inSilicon was $74.6 million. As a result of the merger, the Company recorded goodwill of $22.2 million. The results of operations of inSilicon are included in the accompanying unaudited condensed consolidated statement of income for the period from the November 1, 2002 through January 31, 2003.

    In connection with the acquisition of inSilicon, the Company incurred acquisition related costs of $6.2 million, consisting primarily of legal and accounting fees of $1.8 million, and other directly related charges including contract termination costs of $3.3 million, and restructuring costs of approximately $0.8 million. As of January 31, 2003, remaining accrued and unpaid acquisition related costs of $1.2 million consist primarily of outstanding contract termination costs.

    Unaudited Pro Forma Results of Operations. The following table presents unaudited pro forma results of operations and gives effect to the Avant! and inSilicon mergers as if the mergers were consummated on November 1, 2001. Amounts shown for the three-month period ended January 31, 2003 are the combined Company's actual results of operations. The 2002 unaudited pro forma results of operations do not include the effect of the Co-Design merger as such effect is not material. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the Avant! and inSilicon mergers actually occurred at the beginning of fiscal 2002, nor is it necessarily indicative of future operating results:

                                                   THREE MONTHS ENDED
                                                       JANUARY 31,
                                           -------------------------------------
                                                 2003               2002
                                           ----------------- -------------------
                                             (in thousands, except per share
                                                         amounts)

     Revenue                                $       268,136   $       288,508
     Net income                             $        34,385   $        28,056

     Basic earnings per share               $          0.46   $          0.38
     Weighted average common shares
       outstanding                                   74,065            74,666
     Diluted earnings per share             $          0.45  $           0.35
     Weighted  average common shares
       and dilutive stock options
       outstanding                                   76,639            79,376

    The unaudited pro forma results of operations for each of the periods presented exclude non-recurring merger costs of $21.0 million for Avant!'s pre-merger litigation settlement and other related costs incurred by Avant! for the three months ended January 31, 2002. These expenses are included in the historical unaudited condensed consolidated statement of income. In addition, the unaudited pro forma results of operations for 2002, do not reflect the reduction in Avant!'s reported deferred revenue as required under the purchase method of accounting. This reduction results in lower revenue in periods subsequent to the merger than would have been achieved if the two companies had not been combined.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

    The following table presents a rollforward of the carrying value of goodwill and other intangibles, net from October 31, 2002 to January 31, 2003:


                                    Amortization    Balance at                                    Balance at
                                       Period      October 31,                                    January 31,
(in thousands)                        (Years)          2002        Additions(1)   Amortization       2003
                                    ------------- --------------- --------------- -------------- --------------
Goodwill                                          $     434,554   $     1,213     $         --   $    435,767

Intangibles:
   Contract rights intangible            3        $      44,519   $        --     $      4,308   $     40,211
   Core/developed technology            3-10            186,766            --           17,226        169,540
   Covenant not-to-compete               4                8,152            --              569          7,583
   Customer backlog                      3                3,267            --              158          3,109
   Customer relationship                 6               95,782            --            4,276         91,506
   Trademark and tradename               3               15,242            --            1,475         13,767
   Capitalized research and
     development costs                   2                1,606           654              324          1,936
                                                  --------------- --------------- -------------- --------------
Total intangible assets                           $     355,334   $       654     $     28,336   $    327,652
                                                  =============== =============== ============== ==============


     (1) - Additions include amounts related to foreign currency fluctuations for goodwill which is not denominated in US dollars and $1.0 million of contract termination costs.

     Total amortization expense related to goodwill and other intangible assets is set forth in the table below:

                                                    THREE MONTHS ENDED
                                                        JANUARY 31,
                                               ------------------------------
                                                   2003            2002
                                               ------------------------------
                                                      (in thousands)

           Goodwill                            $         --   $       3,892
           Intangibles:
             Contract rights intangible        $      4,308   $          --
             Core/developed technology               17,226             152
             Covenant not-to-compete                    569              --
             Customer backlog                           158              --
             Customer relationship                    4,276              --
             Trademark and tradename                  1,475              --
             Capitalized research and
                development costs                       324             305
                                               -------------- ---------------
             Total intangible assets           $     28,336   $         457
                                               ============== ===============

     The following table presents the estimated future amortization of the other intangibles (in thousands):


                   Fiscal Year
                   2003 - remainder of fiscal year          $     87,274
                   2004                                          112,874
                   2005                                           77,122
                   2006                                           19,727
                   2007 and thereafter                            30,655
                                                            --------------
                   Total estimated future amortization of
                     other intangibles                      $    327,652
                                                            ===============

    The adjusted net loss per share excluding amortization of goodwill, as if SFAS 142 was adopted as of July 1, 2001, is included in the table below. Amounts shown for the three month period ended January 31, 2003 are the Company's actual results of operations.

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                        -------------------------------------
                                                              2003               2002
                                                        ----------------- -------------------
                                                          (in thousands, except per share
                                                                      amounts)

    Net income                                           $        34,385   $        14,052
    Add: Amortization of goodwill                                     --             3,892
                                                        ----------------- -------------------

    Adjusted net income                                  $        34,385   $        17,944
                                                        =================  ==================

    Basic earnings per share                             $          0.46   $          0.30
    Weighted average common shares outstanding                    74,065            60,136

    Diluted earnings per share                           $          0.45   $          0.28
    Weighted average common shares and dilutive stock
       options outstanding                                        76,639            65,011



5.  STOCK REPURCHASE PROGRAM

    In December 2002, the Company's Board of Directors renewed its stock repurchase program originally approved in July 2001. Under the renewed program, Synopsys common stock with a market value up to $500 million may be acquired in the open market. This renewed stock repurchase program replaced all prior repurchase programs authorized by the Board. Common shares repurchased are intended to be used for ongoing stock issuances such as existing employee stock option and stock purchase plans and acquisitions. During the three months ended January 31, 2003 and 2002, the Company did not repurchase any common shares.

6.  COMPREHENSIVE INCOME

    The following table sets forth the components of comprehensive income, net of income tax expense:

                                                       THREE MONTHS ENDED
                                                           JANUARY 31,
                                                  -----------------------------
                                                      2003            2002
                                                  -------------- --------------
                                                          (in thousands)

           Net income                               $  34,385       $  14,052
              Foreign currency translation
                adjustment                               (778)          2,595
              Unrealized gain on foreign
                exchange contracts                     13,786              --
              Unrealized (loss) gain on
                investments                            (3,991)          5,644
              Reclassification adjustment
                for realized gains (losses) on
                investments                             2,298          (2,969)
                                                  -------------- --------------
           Total comprehensive income               $  45,700       $  19,322
                                                  ============== ==============

7.  EARNINGS PER SHARE

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

    The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share:

                                                        THREE MONTHS ENDED
                                                            JANUARY 31,
                                                 -------------------------------
                                                       2003            2002
                                                 --------------- ---------------
                                                          (in thousands)

      Weighted-average common shares for basic
         net income per share                          74,065            60,136
      Weighted-average dilutive stock options
         outstanding under the treasury stock
         method                                         2,574             4,875
                                                 --------------- ---------------
      Weighted-average common shares for
         diluted net income per share                  76,639            65,011
                                                 =============== ===============

    The effect of dilutive stock options outstanding excludes approximately 9.9 million and 3.3 million stock options for the three months ended January 31, 2003 and 2002, respectively, which were anti-dilutive for net income per share calculations.


8.  SEGMENT DISCLOSURE

    Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a Company for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys' CODM is the Chief Executive Officer and Chief Operating Officer.

    The Company provides comprehensive design software products and consulting services in the electronic design automation software industry. The CODM evaluates the performance of the Company based on profit or loss from operations before income taxes not including merger-related costs, in-process research and development and amortization of intangible assets. For the purpose of making operating decisions, the CODM primarily considers financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region. Revenue is defined as revenues from external customers.

    Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                                                    THREE MONTHS ENDED
                                                       JANUARY 31,
                                             ---------------------------------
                                                  2003             2002
                                             ---------------- ----------------
                                                      (in thousands)
Revenue:
   United States                             $      166,122   $     108,709
   Europe                                            42,289          34,068
   Japan                                             32,896          17,018
   Other                                             26,829          15,750
                                             ---------------- ----------------
     Consolidated                            $      268,136   $     175,545
                                             ================ ================


                                              JANUARY 31,      OCTOBER 31,
                                                 2003              2002
                                            ---------------- -----------------
                                                     (in thousands)
Long-lived assets:
  United States                              $      158,820   $     162,360

  Other                                              23,634          22,680
                                            ---------------- -----------------
     Consolidated                            $      182,454   $     185,040
                                            ================ =================

    Geographic  revenue  data  for  multi-region,   multi-product  transactions
reflect internal allocations and is therefore subject to certain assumptions and to the Company's methodology. Beginning in fiscal 2003, geographic revenue reflects reconfiguration. The Company had one customer, Intel Corporation, that accounted for more than ten percent of the Company's total revenue for the three months ended January 31, 2003. Intel's Chief Financial and Enterprise Services Officer serves on the Synopsys Board of Directors. Company management believes the transactions between the two parties were carried out under the Company's normal terms and conditions. No one customer accounted for more than ten percent of the Company's total revenue for the same period in the prior year.

    The Company segregates revenue into five categories for purposes of internal management reporting: Design Implementation, Verification and Test, Design Analysis, Intellectual Property (IP) and Professional Services. The following table summarizes the revenue attributable to each of the various categories. Revenue attributable to products acquired from Avant!, inSilicon and Co-Design that was recognized by the acquired companies prior to the respective acquisition date is not reflected in the three months ended January 31, 2002. Revenue attributable to such acquired products is included in the three months ended January 31, 2003. Due to a business unit reorganization in the first quarter of fiscal 2003, products were realigned with the majority of the shift occurring between IP and Verification and Test. Prior period amounts have been reclassified to conform to the new presentation.

                                                  THREE MONTHS ENDED
                                                     JANUARY 31,
                                           ---------------------------------
                                                 2003             2002
                                           ----------------- ---------------
                                                    (in thousands)
Revenue:
   Design Implementation                   $     116,385       $    70,523
   Verification and Test                          70,680            65,765
   Design Analysis                                53,664            10,618
   IP                                             15,772            14,797
   Professional Services                          11,635            13,842
                                           ----------------- ---------------
     Consolidated                            $   268,136       $   175,545
                                           ================= ===============

    Beginning in fiscal 2003, product revenue reflects reconfiguration.

9.  DEFERRED STOCK COMPENSATION

    In connection with the mergers which occurred in fiscal 2002, the Company also assumed unvested stock options held by Avant!, inSilicon and Co-Design employees. The Company recorded deferred stock compensation totaling $8.1 million, $1.7 million and $0.7 million based on the intrinsic value of these assumed unvested stock options for Avant!, inSilicon and Co-Design, respectively. The deferred stock compensation is amortized over the options' remaining vesting period of one to three years. During the three months ended January 31, 2003, the Company recorded amortization of deferred stock compensation of $1.3 million. Had the Company allocated the amortization, such allocation would have been recorded in the following expense classifications:

(in thousands)
Cost of revenue                            $      136

Research and development                          847
Sales and marketing                               283
General and administrative                         61
                                           -------------
  Subtotal                                      1,191

Total                                      $    1,327
                                           =============

    There was no deferred stock compensation recorded during the three months ended January 31, 2002.

10. ACQUISITION OF NUMERICAL TECHNOLOGIES, INC.

    On January 13, 2003, the Company entered into an Agreement and Plan of Merger with Numerical Technologies, Inc. (Numerical) under which the Company commenced a cash tender offer to acquire all of the outstanding shares of Numerical common stock at $7.00 per share, followed by a second-step merger in which the Company would acquire any untendered Numerical shares at the same price per share. Following the consummation of the cash tender offer on February 28, 2003, Numerical merged with and into a wholly owned subsidiary of Synopsys, effective March 1, 2003. The cash consideration value is approximately $240 million. The Company acquired Numerical in order to expand its offerings of design for manufacturing products.

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

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates.

    The accounting policies described below are those that most frequently require us to make estimates and judgments, and are therefore critical to understanding our results of operations.

    Revenue Recognition. Our revenue recognition policy is detailed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements. Management has made significant judgments related to revenue recognition; specifically, in connection with each transaction involving our products (referred to as an "arrangement" in the accounting literature), we must evaluate whether our fee is "fixed or determinable" and we must assess whether "collectibility is probable". These judgments are discussed below.

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

    Valuation of Strategic Investments. As of January 31, 2003, the adjusted cost of our strategic investments, excluding $10.3 million of net unrealized gains and amortization of equity forwards, totaled $20.1 million. We review our investments in non-public companies on a quarterly basis and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies where there is not a market in which their value is readily determinable, we assess each investment for indicators of impairment at each quarter end based primarily on achievement of business plan objectives and current market conditions, among other factors, and information available to us at the time of this quarterly assessment. The primary business plan objectives we consider include achievement of planned financial results, completion of capital raising activities, the launching of technology, the hiring of key employees and overall progress on the portfolio company's business plan. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies. Based on these measurements, impairment losses aggregating $1.0 million were recorded during the three months ended January 31, 2003. No impairment losses were recorded during the same period in the prior fiscal year. Future adverse changes in market conditions, poor operating results of underlying investments and other information obtained after our quarterly assessment could result in additional losses or an inability to recover the current carrying value of the investments thereby requiring a further impairment charge in the future.

    Valuation of Intangible Assets. Intangible assets, net of accumulated amortization, totaled $327.7 million as of January 31, 2003. We periodically evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangible (as defined under Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements), customer installed base/relationship, trademarks and tradenames, covenants not to compete, customer backlog and capitalized software. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the acquired entity or technology over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. Based on these measurements, no impairment losses were recorded during the three months ended January 31, 2003 and 2002.

    Allowance For Doubtful Accounts. As of January 31, 2003, our allowance for doubtful accounts totaled $11.3 million. Management estimates the collectibility of our accounts receivable on an account-by-account basis. In addition, we provide for a general reserve on all accounts receivable, using a specified percentage of the outstanding balance in each aged group. Management specifically analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international exposures (such as currency devaluation), and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During each of the three month periods ended January 31, 2003 and 2002, write-offs (net of recoveries) totaled $0.5 million.

    Income Taxes. Our effective tax rate is directly affected by the relative proportions of our domestic and foreign revenue and income. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of January 31, 2003, current net deferred tax assets and long-term liabilities totaled $288.9 million and $10.7 million, respectively. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. A change in the deferred tax liabilities may result in an adjustment to goodwill in the period such determination is made.

 RESULTS OF OPERATIONS

    Mergers and Acquisitions. On June 6, 2002, we completed our merger with Avant!, a leader in the development of software used in the physical design and physical verification phases of chip design. As a result of the merger, we are now able to offer a comprehensive array of products for the design and verification of chips. The aggregate merger consideration, including the fair value of stock issued, was approximately $1.0 billion, and was determined primarily as a result of competitive bidding with other potential acquirers. As a result of the merger, we recorded goodwill of $370.5 million. The results of operations of Avant! are included in the accompanying unaudited condensed consolidated statement of income for the period from November 1, 2002 through January 31, 2003.

    On September 6, 2002, we completed our acquisition of Co-Design, a private company which was developing simulation software used in the high level verification stage of the chip design process, and a new design language that permits designers to describe the behavior of their chips more efficiently than current standard languages. The aggregate purchase price for Co-Design was $34.3 million, which was determined principally by competitive bidding with another potential acquirer. As a result of the merger we recorded goodwill of $27.7 million. The results of operations of Co-Design are included in the accompanying unaudited condensed consolidated statement of income for the period from November 1, 2002 through January 31, 2003.

    On September 20, 2002, we completed our acquisition of inSilicon, a company that developed, marketed and licensed an extensive portfolio of complex "intellectual property blocks", or pre-designed, pre-verified subportions of a chip that can be used as building blocks for complex systems-on-a-chip, and therefore accelerate the development of such chips. The aggregate purchase price for inSilicon was $74.6 million. As a result of the merger, we recorded goodwill of $22.2 million. The results of operations of inSilicon are included in the accompanying unaudited condensed consolidated statement of income for the period from the November 1, 2002 through January 31, 2003.

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

    Adoption of Subscription Licenses; Impact on Revenue. In the fourth quarter of fiscal 2000 we introduced a new type of license called a technology subscription license. A TSL is a license to use one or more of our software products, and to receive support services (such as hotline support and updates) for a limited period of time. Since TSLs include bundled products and services, both product and service revenue is generally recognized ratably over the term of the license, or, if later, as payments become due. The terms of TSLs, and the payments due thereon, may be structured flexibly to meet the needs of the customer.

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

    Due to the different treatment of TSLs and perpetual/term licenses under applicable accounting rules, each type of license has a different impact on our financial statements. When a customer buys a TSL, relatively little revenue is recognized during the quarter the product is initially delivered. The remaining amount not recognized will either be recorded as deferred revenue on our balance sheet or considered operational or financial backlog by us and not recorded on the balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee that has been invoiced or paid but not recognized. The amount considered backlog moves out of backlog and is recorded as deferred revenue or recognized as invoiced or as additional payments are made. Deferred revenue is reduced as revenue is recognized. Under perpetual licenses (and term licenses), a high proportion of all license revenue is recognized in the quarter that the product is delivered, with relatively little recorded as deferred revenue or as backlog. Therefore, an order for a TSL will result in significantly lower current-period revenue than an equal-sized order under the prior form of time-based licenses. Conversely, an order for a TSL will result in higher revenues recognized in future periods than an equal-sized order for a perpetual or term license. For example, a $120,000 order for a perpetual license will result in $120,000 of revenue recognized in the quarter the product is shipped and no revenue in future quarters. The same order for a 3-year TSL shipped at the beginning of the quarter will result in $10,000 of revenue recognized in the quarter the product is shipped and in each of the 11 succeeding quarters.

    On an aggregate basis, the introduction of TSLs has had, and will continue to have, a significant impact on our reported revenue and on our balance sheet. In the quarter immediately following the adoption of TSLs, reported revenue dropped significantly. In each quarter since adoption, ratable revenue has grown, as TSL orders received in each quarter contribute revenue that is "layered" over the revenue recognized from TSL orders received in prior quarters. This effect will repeat itself each quarter in varying degrees until the TSL model is fully phased in; during this transition period ratable revenue will continue to grow even if the overall level of TSL orders does not grow, and could grow even if the overall level of TSL orders declines. The phase in period of the TSL model is difficult to predict. Since our introduction of TSLs, the average TSL duration has been approximately 13 quarters. Therefore, absent any acquisitions, the model would be substantially phased in approximately 3.25 years following the adoption of the model. The phase in period has been extended by the acquisition of Avant! and will be extended to some extent by any future acquisitions we make of companies whose license mix is more heavily weighted toward perpetual licenses than ours. Over the long term, as the TSL model becomes more fully phased in, average revenue growth will closely track average orders growth.

    Synopsys' license revenue in any given quarter is dependent upon the volume of perpetual orders shipped during the quarter, the amount of TSL revenue amortized from deferred revenue, or recognized out of backlog from TSL licenses shipped during a prior quarter and, to a small degree, the amount of revenue recognized on TSL orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and TSLs. The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods, and the actual mix of licenses sold affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may not meet our revenue targets (if we deliver more than expected TSLs) or may exceed them (if we deliver more than expected perpetuals). If we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets.

    The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods. Our historical license order mix from August 2000 to the present (i.e., since our adoption of TSLs), has been 22% perpetual licenses and 78% ratable licenses. In the first quarter of fiscal 2003, the license mix was approximately 13% perpetual licenses and 87% TSLs, in comparison to 28% perpetual licenses and 72% TSLs in the first quarter of fiscal 2002. Our target license mix for new software orders for the second quarter of fiscal year 2003 is 22% to 27% perpetual licenses and 73% to 78% ratable licenses. Our target license mix for new software orders for fiscal year 2003 is 20% to 25% perpetual licenses and 75% to 80% ratable licenses.

    Revenue. Total revenue for the three months ended January 31, 2003 increased 53% to $268.1 million as compared to $175.5 million for the same period in the prior fiscal year. The increase in total revenue is primarily due to the Avant! acquisition in June 2002 and to the additional quarters that the TSL license model has been in effect.

    Product revenue for the three months ended January 31, 2003 increased 38% to $54.5 million as compared to $39.6 million for the same period in the prior fiscal year. The increase in product revenue is primarily due to an increase in perpetual licenses delivered during the period as compared to the same period last year reflecting the increased volume of perpetual licenses resulting from the Avant! merger. During the second quarter of 2002, we began offering variable maintenance arrangements to certain customers that entered into perpetual license technology arrangements in excess of $2.0 million. Under these arrangements, the annual fee for post-contract customer support (PCS) is calculated as a percentage of the net license fee rather than a fixed percentage of the list price, which results in a lower cost for PCS for our customers.

    Service revenue for the three months ended January 31, 2003 increased 5% to $72.4 million as compared to $69.1 million for the same period in the prior fiscal year. The increase in service revenue is primarily due to the recognition of PCS revenue acquired in the merger with Avant! in June 2002. Notwithstanding the positive impact of the Avant! PCS contracts on the first quarter, service revenue has been and will continue to be negatively affected by a number of factors which the Company believes will lead to a decline in service revenue in fiscal 2003 as compared to fiscal 2002. First, our new licenses are predominately TSLs rather than perpetual licenses. Time-based licenses formerly sold by the Company are expiring and being renewed as TSLs, and in some cases, customers with existing perpetual licenses are entering into new TSLs rather than renewing the PCS on the existing perpetual licenses. In each case, revenue attributable to PCS that otherwise would have been reflected in service revenue is now reflected in ratable license revenue. Third, the rate charged for PCS on perpetual licenses with technology commitments in excess of $2.0 million is lower than the rate charged for PCS under a perpetual license with fixed maintenance rates resulting in relatively less PCS revenue on an order for a perpetual with a variable maintenance charge. Service revenue has also been and will continue to be negatively affected by economic conditions. Some customers have sought to reduce their costs by curtailing their use of outside consultants or by discontinuing maintenance on their perpetual licenses. As a result, we have received a lower volume of new consulting orders and maintenance renewal orders than expected. Customer expenditures on training have also been reduced, which has accordingly reduced revenue from training. These conditions are expected to continue at least until research and development spending by the semiconductor industry returns to historic levels of growth.

    Ratable license revenue for the three months ended January 31, 2003 increased 111% to $141.2 million as compared to $66.9 million for the same period in the prior fiscal year. The increase in ratable license revenue is due to the additional quarters that the TSL license model has been used and the increased volume of ratable licenses resulting from the Avant! merger.

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

    Revenue - Product Groups. For management reporting purposes, our products have been organized into four distinct product groups - Design Implementation, Verification and Test, Design Analysis, Intellectual Property (IP) - and a services group - Professional Services. The following table summarizes the revenue attributable to the various groups as a percentage of total Company revenue for the last eight quarters. Revenue attributable to products acquired from Avant! that was recognized by Avant! prior to June 6, 2002 is not reflected in the following tables. Revenue attributable to such products on or after June 6, 2002 is included in the table. As a result of the Avant! merger, we redefined our product groups, effective in the third quarter of fiscal 2002. Prior period amounts have been reclassified to conform to the new presentation.

                          Q1-2003   Q4-2002    Q3-2002   Q2-2002    Q1-2002    Q4-2001   Q3-2001    Q2-2001
                         ---------- --------- ---------- --------- ---------- ---------- --------- ----------
Revenue

  Design Implementation      44%        46%       44%        42%      40%         42%        39%       39%
  Verification and Test      26         26        27         34       38          34         34        32
  Design Analysis            20         19        17          6        6           6          6         5
  IP                          6          5         5          9        8           9         10         9
  Professional Services       4          4         7          9        8           9         11        15
                         ---------- --------- ---------- --------- ---------- ---------- --------- ----------
   Total Company            100%       100%      100%       100%     100%        100%       100%      100%
                         ========== ========= ========== ========= ========== ========== ========= ==========


    Design Implementation. Design Implementation includes products used to design a chip from a high level functional description to a complete description of the transistors and connections that implement such functions that can be delivered to a semiconductor company for manufacturing. Design Implementation technologies include logic synthesis, physical synthesis, floor planning and place-and-route products and technologies. The principal products in this category at January 31, 2003 are Design Compiler, Physical Compiler, Chip Architect, Floorplan Compiler, Jupiter, Apollo and Astro. As a percentage of total revenue, Design Implementation fluctuated between 39% and 46% in the period from the second quarter of fiscal 2001 through the first quarter of fiscal 2003, and exhibited a generally increasing trend from the first quarter of fiscal 2001 through the fourth quarter of fiscal 2002. This trend reflects the Company's growing portfolio of Design Implementation products during the period, most notably the introduction of Physical Compiler and, with the Avant! merger, the addition of Apollo and Astro. We believe that the decrease in contribution between the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003 represents a normal fluctuation based on the configuration of perpetual orders received during the quarter.

    Verification and Test. Verification and Test includes products used for verification and analysis performed at the system level, register transfer level and gate level of design, including simulation, system level design and verification, timing analysis, formal verification, test and related products. The principal products in this category are VCS, Polaris, Vera, PathMill, CoCentric System Studio, PrimeTime, Formality, Design Verifyer, DFT Compiler and TetraMax, which are used in several different phases of chip design. As a percentage of total revenue, revenue from this product family fluctuated between 32% and 38% in the period from the second quarter of fiscal 2001 through the second quarter of fiscal 2002, principally attributable to the mix of perpetual versus TSL orders received for Verification and Test products during any given quarter. Beginning in the third quarter of fiscal 2002, Verification and Test revenues as a percent of total Company revenue were lower, principally because the Verification and Test product group does not include many products acquired from Avant!.

    Design Analysis. Design Analysis includes products used for verification and analysis performed principally during the physical verification phase of chip design, including analog and mixed signal circuit simulation, design rule checking, power analysis, customer design, semiconductor process modeling and reliability analysis. The principal products in this category are NanoSim, StarSim, HSPICE, StarRC, Arcadia, TCAD, Hercules, Venus, Proteus, Optical Proximity Correction, PrimePower and Cosmos. During the third quarter of fiscal 2002, revenue from this product group as a percentage of total revenue increased from a steady level of 6% to 17% primarily due to the Avant! acquisition, as the second largest portion of Avant!'s revenue was derived from products that were added to the Design Analysis category. The continued increase in contribution from these products since that quarter reflects the growing importance of design analysis technologies in addressing customers' design challenges and the emphasis of additional sales of these products by Synopsys after the merger with Avant!

    Intellectual Property. Our IP products include the DesignWare library of design components and verification models and the products acquired in the merger with inSilicon in September 2002. As a percentage of total revenue, revenue from this product group was relatively stable from the second quarter of fiscal 2001 through the second quarter of fiscal 2002 reflecting growth consistent with our average. Beginning in the third quarter of fiscal 2002, IP revenue as a percentage of total revenue decreased principally because the IP product group does not include many products acquired from Avant!

    Professional Services. The Professional Services group includes consulting and training activities. This group provides consulting services, including design methodology assistance, specialized telecommunications systems design services and turnkey design. As a percentage of total revenue, revenue from this product group has declined from 15% in the second quarter of fiscal 2001 to 4% in the first quarter of fiscal 2003, reflecting the fact that Avant! did not have a significant professional services business and, as described above under "Revenue", the impact of the economic environment.

    Cost of Revenue. Cost of revenue consists of the cost of product revenue, cost of service revenue, cost of ratable license revenue and amortization of intangible assets and deferred stock compensation. Cost of product revenue includes personnel and related costs, production costs, product packaging, documentation, and amortization of capitalized software development costs and purchased technology. The cost of internally developed capitalized software is amortized on a straight-line basis over the software's estimated economic life of approximately two years. Cost of service revenue includes consulting services, personnel and related costs associated with providing training and PCS on perpetual licenses. Cost of ratable license revenue includes the costs of product and services related to our TSLs (TSLs include bundled product and services). Cost of product revenue, cost of service revenue and cost of ratable license revenue during any period are heavily dependent on the mix of software orders received during such period.

    Cost of revenue amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible associated with certain executory contracts related to the acquisitions of
Avant! Corporation and inSilicon Corporation, and the amortization of core/developed technology acquired in the Avant!, inSilicon and Co-Design mergers. Total amortization of intangible assets included in cost of revenues for the first quarter of fiscal 2003 was $19.9 million which includes $15.5 million and $4.4 million for core developed technology and contract rights intangible, respectively.

     Total cost of revenue as a percentage of total revenue for the three months ended January 31, 2003 was 22% as compared to 20% for the same period in fiscal 2002. Excluding amortization of intangible assets and deferred stock compensation, cost of revenue as a percentage of total revenue decreased due to the increase in quarterly amortization of deferred revenue and backlog, which is an inherent result of the use of the ratable license model and due to the fact that other cost of goods sold components remained relatively stable. Our total product costs are relatively fixed and do not fluctuate significantly with changes in revenue or changes in revenue recognition methods. The dollar increase in total cost of revenue to $58.5 million for the three months ended January 31, 2003 as compared to $35.2 million for the same period in the prior fiscal year is due to increases of $19.9 million in amortization of contract rights intangible and core/developed technology recorded as a result of the mergers occurring in fiscal 2002, $1.5 million in additional royalties and $1.2 million in other special termination benefits, as discussed below.

    Work Force  Reduction.  In the first  quarter of fiscal  2003,  the Company implemented a workforce reduction. The purpose was to reduce expenses by decreasing the number of employees in all departments in domestic and foreign locations. As a result, our workforce was decreased by approximately 200 employees and a charge of approximately $4.4 million is included in operating expenses for the three months ended January 31, 2003. The charge consists of severance and other special termination benefits and is reflected in the unaudited condensed consolidated statement of income as follows:

(in thousands)
Cost of revenue                          $      1,167
Research and development                        1,388
Sales and marketing                             1,239
General and administrative                        630
                                         --------------
Total                                    $      4,424
                                         ==============

    Research and Development. Research and development expenses for the three months ended January 31, 2003 increased 38% to $67.3 million as compared to $48.7 million for the same period in the prior fiscal year. The increase in expenses is due to increases of $9.1 million in personnel and related costs as a result of an increase in research and development headcount due to the Avant! acquisition in June 2002, $7.5 million in human resources, technology and facilities costs as a result of increased research and development staffing and $1.4 million in restructuring costs as a result of the workforce reduction in January 2003.

    Sales and Marketing. Sales and marketing expenses for the three months ended January 31, 2003 increased 19% to $71.2 million as compared to $59.8 million for the same period in the prior fiscal year. The increase in expenses is due to increases of $11.1 million in personnel and related costs as a result of an increase in sales and marketing headcount due to the Avant! acquisition in June 2002 and $1.2 million in restructuring costs as a result of the workforce reduction in January 2003. These increases were offset by decreases of $1.3 million in human resources, technology and facilities costs as a result of a decrease in sales and marketing headcount as a percentage of total headcount

    General and Administrative. General and administrative expenses for the three months ended January 31, 2003 increased 21% to $22.6 million as compared to $18.7 million for the same period in the prior fiscal year. The increase in expenses is due to increases of $2.3 million in personnel and related costs as a result of an increase in general and administrative headcount due to the Avant! acquisition in June 2002, $2.2 million in depreciation as a result of the upgrade to our information technology infrastructure, $1.2 million in maintenance agreements covering more software and equipment due to the mergers occurring in fiscal 2002 and an increase in litigation expenses relating to certain legal actions. These increases were offset by decreases of $4.4 million in human resources, technology and facilities costs as a result of a decrease in general and administrative headcount as a percentage of total headcount.

    Amortization   of   Goodwill,   Intangible   Assets  and   Deferred   Stock
Compensation. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. On November 1, 2002, we adopted SFAS 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. As of January 31, 2003, unamortized goodwill was $435.8 million, which will no longer be amortized in accordance with SFAS 142. During the three months ended January 31, 2002, goodwill for our pre-fiscal 2002 acquisitions and intangible assets were amortized over their estimated useful lives of three to ten years. Total amortization of goodwill and intangible assets was $4.0 million for the three months ended January 31, 2002.

    Amortization of intangible assets and deferred stock compensation includes the amortization of trademarks, trade names, customer relationships and covenants not-to-compete. Total amortization of intangible assets included in operating expenses for the first quarter of fiscal 2003 was $8.9 million including $1.2 million for deferred stock compensation.

    In connection with the mergers occurring in fiscal 2002, we also assumed unvested stock options held by Avant!, inSilicon and Co-Design employees. We have recorded deferred stock compensation totaling $8.1 million, $1.7 million and $0.7 million based on the intrinsic value of these assumed unvested stock options for Avant!, inSilicon and Co-Design, respectively. The deferred stock compensation is amortized over the options' remaining vesting period of one to three years. During the three months ended January 31, 2003, we recorded amortization of deferred stock compensation of $1.3 million. Had we allocated the amortization, such allocation would have been recorded in the following expense classifications:

(in thousands)
Cost of revenue                            $      136

Research and development                          847
Sales and marketing                               283
General and administrative                         61
                                           -------------
  Subtotal                                      1,191

Total                                      $    1,327
                                           =============

    No deferred stock compensation was recorded during the three months ended January 31, 2002.

    Other Income, Net. Other income, net for the three months ended January 31, 2003 was $9.2 million. The balance consists primarily of the following: (i) realized gain on investments of $7.6 million, (ii) rental income of $2.6 million, (iii) interest income of $1.2 million, (iv) amortization of premium forwards and foreign currency forwards of $1.1 million, (v) impairment charges related to certain assets in our venture portfolio of $1.0 million and (vi) other miscellaneous expenses including foreign exchange gains and losses recognized during the quarter of $2.3 million.

    Other income, net for the three months ended January 31, 2002 was $11.1 million. The balance consists primarily of the following: (i) realized gain on investments of $6.6 million, (ii) rental income of $2.4 million, (iii) interest income of $2.2 million, (iv) amortization of premium forwards and foreign currency forwards of $0.4 million and (v) other miscellaneous expenses including foreign exchange gains and losses recognized during the quarter of $0.5 million.

    Unaudited Pro Forma Results of Operations. The following table presents unaudited pro forma results of operations and gives effect to the Avant! and inSilicon mergers as if the mergers were consummated on November 1, 2001. Amounts shown for the three-month period ended January 31, 2003 are the combined Company's actual results of operations. The 2002 unaudited pro forma results of operations do not include the effect of the Co-Design merger as such effect is not material. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the Avant! and inSilicon mergers actually occurred at the beginning of fiscal 2002, nor is it necessarily indicative of future operating results:

                                                                  THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                         -------------------------------------
                                                               2003               2002
                                                         ----------------- -------------------
                                                           (in thousands, except per share
                                                                       amounts)
     Revenue                                              $       268,136   $       288,508
     Net income                                           $        34,385   $        28,056

     Basic earnings per share                             $          0.46   $          0.38
     Weighted average common shares outstanding                    74,065            74,666
     Diluted earnings per share                           $          0.45   $          0.35
     Weighted  average common shares and dilutive stock
        options outstanding                                        76,639            79,376


    The unaudited pro forma results of operations for each of the periods presented exclude non-recurring merger costs of $21.0 million for Avant!'s pre-merger litigation settlement and other related costs incurred by Avant! for the three months ended January 31, 2002. These expenses are included in the historical unaudited condensed consolidated statement of income. In addition, the unaudited pro forma results of operations for 2002, do not reflect the reduction in Avant!'s reported deferred revenue as required under the purchase method of accounting. This reduction results in lower revenue in periods subsequent to the merger than would have been achieved if the two companies had not been combined.

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

    The   following   table   presents   the   carrying   value   and   related
weighted-average total return for our investment portfolio. The carrying value approximates fair value at January 31, 2003. In accordance with our investment policy, the weighted-average maturities of our total invested funds does not exceed one year.


                                                                Weighted-Average
                                                    Carrying       After Tax
                                                     Amount          Return
                                                 -------------- ---------------
                                                 (in thousands)
     Short-term investments--fixed rate           $     122,921       4.12%
     Cash-equivalent investments (restricted)--
        variable rate                                     5,275       0.91%
     Money market funds-- variable rate                 224,030       0.76%
                                                  --------------
        Total interest bearing instruments        $     352,226       1.94%
                                                  ==============

    Foreign Currency Risk. At the present time, we hedge only (i) those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and (ii) forecasted accounts receivable and accounts payable denominated in non-functional currencies. Our hedging activities are intended to offset the impact of currency fluctuations on the value, as measured in the relevant non-functional currency, of these balances. We do not hedge anticipated expenses in non-functional currencies. The success of our hedging activity depends upon the accuracy of our estimates of balances denominated in various currencies. Our greatest exposure to a foreign currency is to the Euro, which is the currency in which we hold the bulk of our accounts receivable relating to products sold outside of North America. We also have exposures, in varying degrees, to the Japanese yen, Taiwan dollar, British pound sterling, Canadian dollar, Singapore dollar, Korean won and Israeli shekel. If a non-functional currency increases in value relative to the dollar, then expenses denominated in that currency, assets, liabilities and forecasted accounts receivable increase. If a non-functional currency declines in value relative to the dollar, then expenses denominated in that currency, assets, liabilities and forecasted accounts receivable decrease. Looking forward, we do not anticipate any material adverse effect on our consolidated financial position or results of operations resulting from the use of hedging instruments. There can be no assurance that our hedging transactions will be effective in the future, however.

    These  foreign  currency   contracts   contain  credit  risk  in  that  the
counterparty may be unable to meet the terms of the agreements. We have limited these agreements to major financial institutions to reduce such credit risk. Furthermore, we monitor the potential risk of loss with any one financial institution. We do not enter into forward contracts for speculative purposes.

    The following table provides information about our foreign currency contracts at January 31, 2003. Due to the short-term nature of these contracts, the contract rates approximate the weighted-average currency exchange rates at January 31, 2003. These forward contracts mature in approximately thirty days and contracts are rolled-forward on a monthly basis to match firmly committed transactions.

                                            USD Amount      Contract Rate
                                        ----------------- -----------------
                                          (in thousands)
Forward Net Contract Values:
  Euro                                   $     313,495           0.9245
  Japanese yen                                  44,330         118.2119
  Canadian dollar                                5,512           1.5362
  British pound sterling                         3,079           0.6118
  Israeli shekel                                 2,180           4.9000
  Korean won                                     3,344        1176.0000
  Singapore dollar                               3,039           1.7319
  Taiwan dollar                                  4,641          34.7100
                                         -----------------
                                          $     379,620
                                         =================

    Net unrealized gains of approximately $20.3 million, net of tax on the outstanding forward contracts as of January 31, 2003 are included in other comprehensive income on the unaudited condensed consolidated balance sheet as of January 31, 2003. Net cash inflows on maturing forward contracts during the quarter were $25.9 million.

    Acquisition of Numerical Technologies, Inc. On January 13, 2003, we entered into an Agreement and Plan of Merger with Numerical Technologies, Inc. (Numerical) under which we commenced a cash tender offer to acquire all of the outstanding shares of Numerical common stock at $7.00 per share, followed by a second-step merger in which we would acquire any untendered Numerical shares at the same price per share. Following the consummation of the cash tender offer on February 28, 2003, Numerical merged with and into a wholly owned subsidiary of Synopsys, effective March 1, 2003. The total cash consideration is expected to be approximately $240 million. The Company acquired Numerical in order to expand its offerings of design for manufacturing products.

    Effect of New Accounting Standards. In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. SFAS 141 is effective for all business combinations completed after June 30, 2001.

    We adopted SFAS 142 on November 1, 2002. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased. Intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 are required to be reclassified to goodwill; no such reclassifications to goodwill were required. In addition, upon adoption of SFAS 142, we assessed useful lives and residual values of all intangible assets acquired. We also tested goodwill for impairment in accordance with the provisions of SFAS 142. In completing our impairment analysis, we determined that we have one reporting unit. In conjunction with the implementation of SFAS No. 142, we completed a goodwill impairment review as of the beginning of fiscal 2003 and found no indicators of impairment. This impairment review was based on the fair value of the Company as determined by its market capitalization. As of January 31, 2003, unamortized goodwill was $435.8 million, which will no longer be amortized in accordance with SFAS 142.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143
requires that asset retirement obligations that are identifiable upon acquisition, construction or development and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. We adopted the provisions of SFAS 143 effective November 1, 2002. The adoption of SFAS 143 did not have a significant impact on our financial position and results of operations for the three months ended January 31, 2003.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. We adopted the provisions of SFAS 144 effective November 1, 2002. The adoption of SFAS 144 did not have a significant impact on our financial position and results of operations for the three months ended January 31, 2003.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on our financial position and results of operations for the three months ended January 31, 2003.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123),
Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 beginning in the first quarter of fiscal 2003.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We typically warrant our products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. We also indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees have not been significant and we are unable estimate the potential impact of these guarantees on our future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments increased $55.5 million, or 13%, to $470.3 million at January 31, 2003 from $414.7 million at October 31, 2002. For the first three months of fiscal 2003, cash provided by operations was $31.5 million. Cash was provided by net income adjusted for non-cash related items and for cash flows related to hedging activities, partially offset by cash used for changes in working capital balances, including increases in receivables and deferred revenue and decreases in accounts payables and accrued liabilities. Accounts receivable and deferred revenue increased due to the timing of installment billings to customers on long-term arrangements. Accounts payable and accrued liabilities decreased as a result of payments of merger-related accruals, commissions and year-end bonuses, partially offset by year-to-date accruals.

    Cash used in investing activities was $21.3 million for the three months ended January 31, 2003 as compared to cash used in investing activities of $13.3 million for the same period in the prior fiscal year. The increase of $8.0 million in cash used in investing activities is primarily due to net purchases of short- and long-term investments of $9.0 million for the three months ended January 31, 2003 as compared to net proceeds from sales of short- and long-term investments of $5.0 million for the same period in the prior fiscal year. Capital expenditures totaled $11.6 million during the three months ended January 31, 2003 as compared to $17.8 million for the same period in the prior fiscal year. The decrease in capital expenditures is primarily due to the completion of construction of our Oregon facilities and investment in computing equipment to upgrade our infrastructure systems that was in progress during the three months ended January 31, 2002.

    Cash provided by financing activities was $25.2 million for the three months ended January 31, 2003 as compared to cash provided by financing activities of $42.8 million for the same period in the prior fiscal year. The decrease of $17.6 million in cash provided by financing activities is primarily due to a decrease in proceeds from the sale of shares pursuant to our employee stock option plans. We did not repurchase any treasury stock during the three months ended January 31, 2003 or for the same period in the prior year.

    Accounts receivable, net of allowances, increased $13.4 million, or 6%, to $220.6 million at January 31, 2003 from $207.2 million at October 31, 2002. Days sales outstanding, which is calculated based on revenues for the most recent quarter and accounts receivable at the balance sheet date increased to 75 days at January 31, 2003 from 61 days at October 31, 2002. The increase in days sales outstanding is due to a decrease in total revenue for the three months ended January 31, 2003 as compared to the three months ended October 31, 2002 and an increase in accounts receivable due to the timing of installment billings to customers on long-term arrangements.

    Subsequent to the end of the fiscal quarter, Synopsys completed its acquisition of Numerical Technologies, Inc. The total consideration is expected to be approximately $240 million and is being paid out of the Company's cash, cash equivalents and short-term investments. As a result, the Company's cash, cash equivalents and short-term investments will likely be substantially less than the amount on hand at January 31, 2003.

    We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will satisfy our business requirements for at least the next twelve months.

STOCK OPTION PLANS

    Under our 1992 Stock Option Plan (the 1992 Plan), 19,475,508 shares of common stock have been authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors may grant either incentive or non-qualified stock options to purchase shares of common stock to eligible individuals at not less than 100% of the fair market value of those shares on the grant date. Stock options generally vest over a period of four years and expire ten years from the date of grant. At January 31, 2003, 5,772,802 stock options remain outstanding and 3,662,605 shares of common stock are reserved for future grants under this plan.

    Under our Non-Statutory Stock Option Plan (the 1998 Plan), 26,623,534 shares of common stock have been authorized for issuance. Pursuant to the 1998 Plan, the Board of Directors may grant non-qualified stock options to employees, excluding executive officers. Exercisability, option price and other terms are determined by the Board of Directors, but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options generally vest over a period of four years and expire ten years from the date of grant. At January 31, 2003, 18,366,441 stock options remain outstanding and 4,872,433 shares of common stock were reserved for future grants under this plan.

    Under our 1994  Non-Employee  Directors  Stock  Option Plan (the  Directors
Plan), 900,000 shares have been authorized for issuance. The Directors Plan provides for automatic grants to each non-employee member of the Board of Directors upon initial appointment or election to the Board, reelection and for annual service on Board committees. The option price shall not be less than 100% of the fair market value of those shares on the grant date. Under the Directors Plan, new directors receive an option for 20,000 shares, vesting in equal installments over four years. In addition, each continuing director who is elected at an annual meeting of stockholders receives an option for 10,000 shares and an additional option for 5,000 shares for each Board committee membership. The annual option grants vest in full on the date immediately prior to the date of the annual meeting following their grant. In the case of directors appointed to the board between annual meetings, the annual and any committee grants are prorated based upon the amount of time since the last annual meeting. At January 31, 2003, 515,580 stock options remain outstanding and 221,839 shares of common stock were reserved for future grants under this plan.

    We  have  assumed   certain  option  plans  in  connection   with  business
combinations. Generally, these options were granted under terms similar to the terms of our option plans at prices adjusted to reflect the relative exchange ratios. All assumed plans were terminated as to future grants upon completion of each of the business combinations.

    We monitor dilution related to our option program by comparing net option grants in a given year to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the end of the year. The option dilution percentages were (0.30)% and 3.4% for the three months ended January 31, 2003 and fiscal 2002, respectively. We also have a share repurchase program where we regularly repurchase shares from the open market to offset dilution related to our option program.

    A summary of the distribution and dilutive effect of options granted is as follows:

                                                      THREE MONTHS ENDED    YEAR ENDED
                                                       JANUARY 31, 2003    OCTOBER 31,
                                                                              2002
                                                      ------------------- -------------
 Net grants during the period as percentage
   of outstanding shares                                     (0.30)%         3.4%

Grants to Named Executive Officers during the
   period as percentage of total options granted             20.5%           9.3%

Grants to Named Executive Officers during the
   period as percentage of outstanding shares                 0.1%           0.5%

Total outstanding options held by Named Executive
   Officers as percentage of total options outstanding       13.4%          13.7%

    A summary of our option activity and related weighted-average exercise prices for fiscal 2002 through the three months ended January 31, 2003 is as follows:

                                                                    Options Outstanding
                                                                ----------------------------
                                                                                 Weighted-
                                                  Shares                          Average
                                               Available for       Number         Exercise
                                                  Options         of Shares        Price
                                             ------------------ -------------- -------------
                                                 (in thousands, except per share amounts)
            Balance at October 31, 2001              8,209          25,920     $    40.10
      Grants                                        (4,081)          4,081     $    47.88
      Options assumed in acquisitions                   --           2,511     $    37.16
      Exercises                                         --          (2,851)    $    34.43
      Cancellations                                  1,585          (1,681)    $    42.93
      Additional shares reserved                     2,700              --             --
                                             ------------------ --------------
            Balance at October 31, 2002              8,413          27,980     $    41.40
      Grants                                          (531)            531     $    44.06
      Exercises                                         --            (767)    $    32.82
      Cancellations                                    725            (755)    $    44.13
      Additional shares reserved                       150              --             --
                                             ------------------ --------------
            Balance at January 31, 2003              8,757          26,989     $    41.61
                                             ================== ==============


    At January 31, 2003, a total of 19.5 million, 26.6 million and 900,000 shares were reserved for issuance under our 1992, 1998 and Directors Plans, respectively, of which 8.8 million shares were available for future grants. For additional information regarding our stock option activity during fiscal 2002 and 2001, please see Note 6 of Notes to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K, as amended.

    A summary of outstanding in-the-money and out-of-the-money options and related weighted-average exercise prices at January 31, 2003 is as follows:

                                           Exercisable            Unexercisable             Total
                                      ----------------------- ---------------------- ---------------------
                                                  Weighted-               Weighted-             Weighted-
                                                   Average                 Average               Average
                                                  Exercise                Exercise              Exercise
                                        Shares      Price       Shares      Price      Shares     Price
                                      ----------- ----------- ----------- ---------- ---------- ----------
                                                   (in thousands, except per share amounts)
In-the-Money                              7,486   $   32.34       4,175   $   32.43    11,661   $   32.37
Out-of-the-Money (1)                      8,358   $   48.85       6,970   $   48.40    15,328   $   48.64
                                      -----------             -----------            ----------
Total Options Outstanding                15,844   $   41.05      11,145   $   42.42    26,989   $   41.61
                                      ===========             ===========            ==========

     (1)Out-of-the-money options are those options with an exercise price equal to or above the closing price of $38.67 on January 31, 2003, the last trading day for the three months ended January 31, 2003.

    The following table sets forth further information regarding individual grants of options at January 31, 2003 for each of the Named Executive Officers.


                                                                                         Potential Realizable Value
                                                                                         at Assumed Annual Rates of
                                                                                          Stock Price Appreciation
                             Individual Grants                                               for Option Term ($)
                      --------------------------------                                   ----------------------------
                         Number of       Percent of
                         Securities         Total         Range of
                        Under-lying        Options        Exercise
        Name              Options        Granted to        Prices      Expiration Date        5%            10%
                        Granted (1)     Employees (2)    ($/Share)
--------------------- ----------------- -------------- --------------- ----------------- -------------- -------------
Aart J. de Geus            30,000           5.65%          $43.45         12/09/12       $  819,764     $2,077,443
Chi-Foon Chan              30,000           5.65%          $43.45         12/09/12       $  819,764     $2,077,443
Vicki L. Andrews           13,600           2.56%          $43.45         12/09/12       $  371,626     $  941,774
Robert B. Henske (3)       20,200           3.81%          $43.45         12/09/12       $  551,975     $1,398,812
Steven K. Shevick          15,000           2.83%          $43.45         12/09/12       $  409,882     $1,038,722


(1) Sum of all option grants made during the three months ended January 31, 2003 to such person. Options become exercisable ratably in a series of monthly installments over a four-year period from the grant date, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of ten years, subject to earlier termination upon the optionee's cessation of service.

(2) Based on a total of 530,509 shares subject to options granted to employees under Synopsys' option plans for the three months ended January 31, 2003.

(3)  Mr. Henske left Synopsys in January 2003.

    The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our Named Executive Officers at January 31, 2003:

                                                         Number of Securities         Value of In-the-Money
                            Shares                      Underlying Unexercised              Options at
                         Acquired On       Value      Options at January 31, 2003       January 31, 2003 (2)
         Name              Exercise     Realized (1)   Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------- --------------- ------------- ---------------------------- -----------------------------
 Aart J. de Geus                --               --    1,343,032      415,668      $ 4,054,437    $   965,677
 Chi-Foon Chan                  --               --      863,163      354,737      $ 1,628,704    $   736,965
 Vicki L. Andrews               --               --      111,504      168,662      $   149,623    $   304,950
 Robert B. Henske(3)        87,783      $   777,486      169,007           --               --             --
 Steven K. Shevick              --               --      118,423       78,877      $   313,500    $   127,065

(1)  Market value at exercise less exercise price.

(2) Market value of underlying securities at January 31, 2003 ($38.67) minus the exercise price.

(3)  Mr. Henske left Synopsys in January 2003.

    The following table provides information regarding equity compensation plans approved and not approved by security holders at January 31, 2003 (in thousands, except price per share amounts):

                                                Number of                             Number of Securities
                                             Securities to be     Weighted-Average     Remaining Available
                                               Issued Upon       Exercise Price of     for Future Issuance
                                               Exercise of          Outstanding           Under Equity
                                               Outstanding            Options,         Compensation Plans
                                            Options, Warrants,     Warrants, and      (Excluding Securities
                                                and Rights             Rights        Reflected in Column (a))
              Plan Category                        (a)                  (b)                    (c)
------------------------------------------ --------------------- ------------------- ------------------------
Employee Equity Compensation Plans
  Approved by Stockholders (1992 Stock
  Option Plan)                                 5,772,802             $  39.96               3,662,605
Employee Equity Compensation Plans Not
  Approved by Stockholders (1998
  Non-Statutory Stock Option Plan)            18,366,441             $  42.77               4,872,433
                                           ---------------------                     ------------------------
Total                                         24,139,243 (1)(2)      $  42.10               8,535,038 (2)
                                           =====================                     ========================

(1) Does not include information for options assumed in connection with mergers and acquisitions. At January 31, 2003, a total of 2,334,611 shares of our common stock were issuable upon exercise of such outstanding options.

(2) Does not include information for options under the Directors Plan. At January 31, 2003, a total of 515,580 shares of our common stock were issuable upon exercise of such outstanding options and 221,839 were available for future issuance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    Weakness in the semiconductor and electronics businesses may negatively impact Synopsys' business. Synopsys' business depends on the semiconductor and electronics industries. During 2001 and 2002, these industries experienced steep declines in orders and revenue, with modest recovery in late 2002. Customers report a significant lack of visibility in their businesses, which has affected their buying behavior. Customers are scrutinizing their purchases of EDA software very carefully. In addition, they are increasingly demanding, and we have granted, extended payment terms on their purchases, which has affected our cash flow. Based on our interactions with customers, Synopsys does not expect a material recovery in the semiconductor and electronics industries in 2003; if recovery continues we believe that it will be very gradual, at best. Consequently, Synopsys is not expecting material growth in the EDA industry during the remainder of 2003. In addition, continued international political tension, an outbreak of hostilities or additional acts of terrorism would be likely to reverse any recovery and could lead to a global economic slowdown with negative consequences for the semiconductor and electronics industries.

    Demand for electronic design automation products is largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the increasing complexity of designs and the number of design engineers. During 2001 and 2002 many semiconductor and electronic companies cancelled or deferred design projects and reduced their design engineering staffs; the formation of new companies engaged in semiconductor design, traditionally an important source of new business for the Company, slowed significantly; and a small number of existing customers went out of business. Each of these developments negatively impacted our orders and revenue. Demand for our products and services may also be affected by partnerships and/or mergers in the semiconductor and systems industries. Given current market conditions, the rate of mergers and acquisitions may increase during the remainder of 2003. Such combinations may reduce the aggregate level of purchases of our products and services by the companies involved.

    Continuation or worsening of the current conditions in the semiconductor and electronics industries, continued international political tensions, additional acts of terrorism or the outbreak of hostilities, and continued consolidation among our customers, all could have a material adverse effect on our business, financial condition and results of operations.

    Synopsys' revenue and earnings may fluctuate. Many factors affect our revenue and earnings, which makes it difficult to predict revenue and earnings for any given fiscal period. Among these factors are customer product and service demand, product license terms, and the timing of revenue recognition on products and services sold. The following are some of the specific factors that could affect our revenue and earnings in a particular quarter or over several quarterly or annual periods:

o Our products are complex, and before buying them customers spend a great deal of time reviewing and testing them. Our customers' evaluation and purchase cycles do not necessarily match our quarterly periods. Sales of the Company's products and services may be delayed if customers delay approval or commencement of projects because of budgetary constraints, internal review procedures (including review of the Company's products against competitors' products) and timing of customer budget cycles. In addition, we receive a disproportionate volume of orders in the last week of a quarter. As a result, if any order, and especially a large order, is delayed beyond the end of a fiscal period, our orders for that period could be below our plan and our revenue for that period or future periods could be below our plan and any targets we may have published.


o Our business is seasonal. Orders and revenue are typically lowest in our first fiscal quarter and highest in our fourth fiscal quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year. The difference in revenue is driven largely by the volume of perpetual licenses shipped during the quarter, which, following the seasonal pattern of overall orders, typically declines from the fourth quarter to the first quarter.

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

    Competition may have a material adverse effect on Synopsys' results of operations. The EDA industry is highly competitive. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities for a share of the overall EDA budgets of our potential customers. In general, competition is based on product quality and features, post-sale support, interoperability with other vendors' products, price, payment terms and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation, as well as companies that offer products focused on a discrete phase of the integrated circuit design process. In the current economic environment price and payment terms have increased in importance as a basis for competition. Since early in fiscal 2002 we have regularly agreed to extended payment terms on our TSLs, which has had a negative effect on cash flow from operations. In addition, in certain situations our competitors are offering aggressive discounts on their products. As a result, average prices may fall.

    If we are unable to develop an integrated design flow product and other new products we may be unable to compete effectively. Increasingly, EDA companies compete on the basis of design flows involving integrated logic and physical design products rather than on the basis of individual point tools performing a discrete phase of the design process. The need to offer an integrated design flow will become increasingly important as ICs grow more complex. Our products compete principally with design flow products from Cadence and Magma Design Automation, which in some respects may be more integrated than our products. As a result of the acquisition of Avant!, we now offer all of the point tools required to design an IC, some of which integrate logic and physical design capabilities, and in January 2003 we introduced our Galaxy! platform, which integrates a full suite of Synopsys' design implementation tools. Our future success depends on our ability to further integrate Synopsys' logic design and physical synthesis products with the physical design products acquired from Avant!, which will continue to require significant engineering and development work. Success in this project is especially important as the Company believes that its orders and revenue from Design Compiler, which has accounted for 29% and 18% of Synopsys orders in 2001 and 2002, respectively, peaked in fiscal year 2001, as predicted, and are likely to continue to decline over time. There can be no guarantee that we will be able to offer a competitive complete design flow to customers. If we are unsuccessful in developing integrated design flow products on a timely basis or if we are unsuccessful in developing or convincing customers to adopt such products, our competitive position could be significantly weakened.

    In order to sustain revenue growth over the long term, we will have to enhance our existing products, introduce new products that are accepted by a broad range of customers and generate growth in our consulting services business. In addition to the development of integrated logic and physical design products, Synopsys is attempting to integrate its verification products into a comprehensive functional verification platform, and is expanding its offerings of intellectual property design components. Product success is difficult to predict. In addition, with the acquisition of Numerical Technologies, the Company will attempt to bolster its suite of design-for-manufacturing products. The introduction of new products and growth of a market for such products cannot be assured. In the past we, like all companies, have introduced new products that have failed to meet our revenue expectations. There can be no assurance that we will be successful in expanding revenue from existing or new products at the desired rate, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

    Businesses that Synopsys has acquired or that Synopsys may acquire in the future may not perform as projected. We have acquired or merged with a number of companies in recent years, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. During 2002, we acquired Avant!, inSilicon Corporation and Co-Design Automation, Inc. and during the second quarter of fiscal 2003, we acquired Numerical Technologies, Inc. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems in integrating the acquired products and employees into our business, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, adverse effects on customer buying patterns and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to us, there is no assurance that any acquisition will have a positive effect on our performance.

    Customer payment defaults could have a material adverse effect on the Company's financial condition and results of operations. The Company's backlog consists principally of customer payment obligations that have not yet become due that are attributable to software that has already been delivered to the customer. These customer obligations are non-cancellable, but they may fail to yield the expected revenue in the event that the customer defaults and fails to pay amounts owed. In such cases, the Company will generally institute legal proceedings to recover amounts owed. To date, the Company has not experienced a material level of defaults, though in the current economic environment it is possible that the level of defaults will increase. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Any material payment default by the Company's customers could have a material adverse effect on the Company's financial condition and results of operations.

    Stagnation of foreign economies or foreign exchange rate fluctuations could adversely affect our performance. During fiscal 2002, 35% of our revenue was derived from outside North America, as compared to 37% during fiscal 2001. Foreign sales are vulnerable to regional or worldwide economic or political conditions, including the effects of international political conflict or hostilities. The global electronics industry has experienced steep declines in

2001 and 2002, and the Company does not expect material recovery in 2003. In particular, a number of our largest European customers are in the telecommunications equipment business, which has been disproportionately affected during this period. The Japanese economy has been stagnant for several years, and there is no expectation of improvement in the near future. If the Japanese economy remains weak, revenue and orders from Japan, and perhaps the rest of Asia, could be adversely affected. Although the Asia Pacific region is growing it is relatively small as a percentage of our business and it could be difficult to sustain growth in the region if growth in the rest of the world's economies does not accelerate.

    Fluctuations in the rate of exchange between the U.S. dollar and currencies of other countries in which Synopsys conducts business, principally the Euro and the Japanese yen, could materially adversely affect Synopsys' business, operating results and financial condition. Fluctuations in foreign currency exchange rates may make the Company's products more expensive to foreign customers, increase the dollar cost of expenses denominated in non-dollar currencies or reduce the revenue realized from overseas sales. The Company attempts to hedge its risks related to certain forecasted accounts receivable and accounts payable, but not expenses denominated in foreign currencies. If a foreign currency increases in value relative to the dollar, then the dollar value of expenses denominated in that currency and forecasted accounts receivable increase. If a foreign currency decreases in value relative to the dollar, then the dollar value of expenses denominated in that currency and forecasted accounts receivable decrease. Changes in the dollar value of of forecasted accounts receivable denominated in a foreign currency impact the revenue recognized from such receivables. In addition, as a result of our hedging strategy, changes in currency exchange rates could impact reported quarterly cash flows. In recent months, the Euro and the yen have increased in value relative to the dollar; exchange rates are subject to significant and rapid fluctuations, however, and therefore the prospective impact of exchange rate fluctuations on our business, operating results and financial condition cannot be predicted.


    Terrorist acts and acts of war may seriously harm our financial condition and results of operations. Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to Synopsys, our employees, facilities, partners, suppliers, or customers, or unpredictable swings in foreign currency exchange rates, all of which could significantly impact our results of operations and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national secuirty, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are predominantly uninsured for losses and interruptions caused by acts of war.

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


    The FASB and other accounting bodies are currently considering a change to US GAAP that, if implemented, would require us to account for options as a compensation expense in the period in which they are granted. Synopsys currently accounts for stock options under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation . As permitted by SFAS 123, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees , to measure compensation expense for stock-based awards to employees, under which the granting of a stock option is not considered compensation, although the impact of "expensing" stock options is disclosed in
Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements. We cannot predict whether such a requirement will be adopted, but if it is there would be a significant negative effect on our reported results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Interest Rate Risk" and "Foreign Currency Risk" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. Such information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

    (a) Evaluation of Disclosure Controls and Procedures. As of a date within the 90 days prior to the date of this report (the 'Evaluation Date'), the
Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 14d-14(c) under the Securities Exchange Act of 1934, as amended (the 'Exchange Act')). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Notwithstanding these limitations, based upon and as of the date of the Company's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

    (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Between July and October 2001, three derivative actions were filed against Avant! Corporation and certain of its officers and directors: Scott v. Muraki, et al., No. 01-017548 (Cal. Superior Ct.); Louisiana School Employees' Retirement System v. Muraki, et al., C.A. No. 19091 (Del. Chancery Ct.); and Peterson v. Hsu et al., C.A. No. 19178 (Del. Chancery Ct.). The actions allege, in substance, that certain present and former Avant! officers and directors caused damage to Avant! by mispappropriating trade secrets from competitors, making false representations to investors and the public, and causing Avant! to award lucrative employment contracts, bonuses, stock option grants, and valuable consulting contracts and ownership interests in companies affiliated with Avant!. The Louisiana School Employees' Retirement System case was dismissed in August 2002. The remaining two cases were dismissed in February 2003.

    In addition, the information contained in the Report on Form 8-K filed by the Registrant with the SEC on November 19, 2002, is incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.)     Exhibits

         None.



(b.)     Reports on Form 8-K

     The Registrant filed a Report on Form 8-K with the SEC on November 19, 2002 reporting the settlement of litigation with Cadence Design Systems, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SYNOPSYS, INC.

                                    By:   /s/ STEVEN K. SHEVICK
                                           ----------------------
                                    Steven K. Shevick
                                    Senior Vice President, Finance
                                    and Operations, and Chief Financial Officer
                                    (Principal Financial Officer)

                                    Date: March 17, 2003

                                 CERTIFICATIONS


I, Aart J. de Geus, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Synopsys, Inc.;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003


                                            /s/ AART J. DE GEUS
                                            ----------------------
                                            Aart J. de Geus
                                            Chief Executive Officer
                                            (Principal Executive Officer)

I, Steven K. Shevick, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Synopsys, Inc.;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003




                                                  /s/ STEVEN K. SHEVICK
                                                  ----------------------------
                                                  Steven K. Shevick
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)