Form 10-Q
period 2003-05-03
SYNOPSYS INC
filed 2003-06-16
CIK 883241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (MARK ONE)

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

              77,659,063 shares of Common Stock as of June 6, 2003

                                 SYNOPSYS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2003

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS................................................2
           CONDENSED CONSOLIDATED BALANCE SHEETS...............................2
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME...............3
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
             CASH FLOWS........................................................4
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......5
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS....................................17
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........34
ITEM 4.    CONTROLS AND PROCEDURES............................................35

PART II. OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS...................................................35
ITEM 5.   OTHER INFORMATION...................................................35
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................39
SIGNATURES....................................................................41
CERTIFICATIONS................................................................42

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 SYNOPSYS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)

                                                                   APRIL 30,       OCTOBER 31,
                                                                     2003              2002
                                                                ---------------- -----------------
                                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $      268,822    $    312,580
  Short-term investments                                               123,277         102,153
                                                                ---------------- -----------------
     Total cash and short-term investments                             392,099         414,733
  Accounts receivable, net of allowances of $10,760 and
     $11,565, respectively                                             246,006         207,206
  Deferred taxes                                                       270,058         282,867
  Prepaid expenses and other                                            22,202          24,509
                                                                ---------------- -----------------
     Total current assets                                              930,365         929,315

Property and equipment, net                                            180,122         185,040
Long-term investments                                                   25,567          39,386
Goodwill, net                                                          548,746         434,554
Intangible assets, net                                                 345,403         355,334
Other assets                                                            34,149          35,085
                                                                ---------------- -----------------
     Total assets                                               $    2,064,352    $  1,978,714
                                                                ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                      $      168,516    $    246,789
  Current portion of long-term debt                                         28           1,423
  Accrued income taxes                                                 153,780         169,912
  Deferred revenue                                                     445,189         359,245
                                                                ---------------- -----------------
     Total current liabilities                                         767,513         777,369

Deferred compensation and other liabilities                             65,946          36,387
Long-term deferred revenue                                              32,053          51,477

Stockholders' equity:
  Common stock, $0.01 par value; 400,000 shares
     authorized; 73,967 and 73,562 shares
     outstanding, respectively                                             740             735
  Additional paid-in capital                                         1,063,828       1,039,386
  Retained earnings                                                    236,114         198,863
  Treasury stock, at cost                                             (101,573)       (116,499)

  Deferred stock compensation                                          (10,844)         (8,858)
  Accumulated other comprehensive income (loss)                         10,575            (146)
                                                                ---------------- -----------------
     Total stockholders' equity                                      1,198,840       1,113,481
                                                                ---------------- -----------------
     Total liabilities and stockholders' equity                 $    2,064,352    $  1,978,714
                                                                ================ =================


See accompanying notes to unaudited condensed consolidated financial statements.

                                 SYNOPSYS, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  APRIL 30,                       APRIL 30,
                                                       -------------------------------- ------------------------------
                                                            2003             2002           2003            2002
                                                       ---------------- --------------- -------------- ---------------
Revenue:
   Product                                                $   82,000       $   52,293      $  136,520     $   91,848
   Service                                                    61,967           65,765         134,354        134,858
   Ratable license                                           148,061           67,580         289,290        134,477
                                                       ---------------- --------------- -------------- ---------------
     Total revenue                                           292,028          185,638         560,164        361,183

Cost of revenue:
   Product                                                     3,845            3,221           7,598          7,287
   Service                                                    17,750           17,391          39,770         38,075
   Ratable license                                            13,472           13,780          26,258         24,220
   Amortization of intangible assets and
     deferred stock compensation                              24,309               --          45,102             --
                                                       ---------------- --------------- -------------- ---------------
     Total cost of revenue                                    59,376           34,392         118,728         69,582
                                                       ---------------- --------------- -------------- ---------------

Gross margin                                                 232,652          151,246         441,436        291,601

Operating expenses:
   Research and development                                   68,612           46,649         135,881         95,355
   Sales and marketing                                        80,970           63,201         152,208        123,000
   General and administrative                                 24,240           17,537          46,791         36,245

     In-process research & development                        18,250               --          18,250             --
   Amortization of goodwill, intangible
     assets and deferred stock compensation                    9,169            4,356          17,159          8,400
                                                       ---------------- --------------- -------------- ---------------
     Total operating expenses                                201,241          131,743         370,289        263,000
                                                       ---------------- --------------- -------------- ---------------

Operating income                                              31,411           19,503          71,147         28,601
Other income, net                                              7,515           11,213          16,725         22,294
                                                       ---------------- --------------- -------------- ---------------

Income before provision for income taxes                      38,926           30,716          87,872         50,895
Provision for income taxes                                    16,637            9,336          31,198         15,463
                                                       ---------------- --------------- -------------- ---------------
Net income                                                $   22,289       $   21,380      $   56,674     $   35,432
                                                       ================ =============== ============== ===============

Basic earnings per share:
Net income per share                                      $     0.30       $     0.35      $     0.76     $     0.58
Weighted-average common shares                                74,351           61,232          74,220         60,670
                                                       ================ =============== ============== ===============

Diluted earnings per share:
Net income per share                                      $     0.29       $     0.33      $     0.74     $     0.55
Weighted-average common shares and dilutive
   stock options outstanding                                  76,517           64,934          76,551         64,956
                                                       ================ =============== ============== ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                                 SYNOPSYS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        SIX MONTHS ENDED
                                                                            APRIL 30,
                                                                ----------------------------------
                                                                      2003             2002
                                                                ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $     56,674      $     35,432
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   In-process research and development                                  18,250                --
   Amortization and depreciation                                        90,874            34,266
   Provision for doubtful accounts and sales returns                     2,423             1,767

   Write-down of long-term investments                                   2,065             3,500
   Gain on sale of long-term investments                               (12,310)          (11,062)
   Net change in unrecognized gains and losses on
     foreign exchange contracts                                         18,874            (1,353)
    Deferred taxes                                                      39,994            (3,191)
   Deferred rent                                                         1,351             1,736
    Tax benefit associated with stock options                            3,226            12,222
   Net changes in operating assets and liabilities:
     Accounts receivable                                               (41,565)           (7,426)
     Prepaid expenses and other current assets                           3,132           (11,506)
     Other assets                                                        3,259            (5,993)
     Accounts payable and accrued liabilities                          (65,433)          (26,931)
     Accrued income taxes                                              (36,823)          (54,805)
     Deferred revenue                                                   62,893            18,458
     Deferred compensation                                               4,623             5,256
                                                                ----------------- ----------------
   Net cash provided by (used in) operating activities                 151,507            (9,630)
                                                                ----------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales and maturities of short-term
     investments                                                       112,621           659,931
   Purchases of short-term investments                                (135,940)         (504,788)
   Proceeds from sale of long-term investments                          18,497            20,024
   Purchases of long-term investments                                     (800)           (3,205)
   Purchases of property and equipment                                 (19,705)          (26,542)
   Cash paid for acquisitions, net of cash received                   (162,461)               --
   Capitalization of software development costs                         (1,308)             (796)
                                                                ----------------- ----------------
   Net cash (used in) provided by investing activities                (189,096)          144,624
                                                                ----------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuances of common stock                                           63,419            76,395
   Purchases of treasury stock                                         (67,795)               --
                                                                ----------------- ----------------
     Net cash (used in) provided by financing
       activities                                                       (4,376)           76,395
Effect of exchange rate changes on cash                                 (1,793)              485
                                                                ----------------- ----------------
Net (decrease) increase in cash and cash equivalents                   (43,758)          211,874
Cash and cash equivalents, beginning of period                         312,580           271,696
                                                                ----------------- ----------------
Cash and cash equivalents, end of period                          $    268,822      $    483,570
                                                                ================= ================


See accompanying notes to unaudited condensed consolidated financial statements.

                                 SYNOPSYS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Synopsys, Inc. (Synopsys or the Company) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the Securities and Exchange Commission's (SEC) rules and regulations. Pursuant to such rules and regulations, the Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles. In management's opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys' Annual Report on Form 10-K, as amended, for the fiscal year ended October 31, 2002.

    To prepare financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Synopsys' fiscal year and second quarter end on the Saturday nearest October 31 and April 30, respectively. Fiscal 2003 and 2002 are both 52-week years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Accounting for Stock-Based Compensation

    In accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company has determined unaudited pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (SFAS
148), Accounting for Stock-Based Compensation Transition and Disclosure. The weighted-average expected life, risk-free interest rate and volatility for the three- and six-month periods ended April 30, 2003 and for the same periods in fiscal 2002 are comparable to that for the year ended October 31, 2002.

     The Company's unaudited pro forma net income and earnings per share data under SFAS No. 123 is as follows:

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           APRIL 30,                           APRIL 30,
                                              ----------------------------------- -----------------------------------
                                                    2003              2002             2003              2002
                                              ----------------- ----------------- ---------------- ------------------
                                                             (in thousands, except per share amounts)
Net income, as reported                        $     22,289      $     21,380      $     56,674     $     35,432
Add: Stock-based employee
  compensation included in net income                 1,288                --             2,615               --
Deduct: Stock-based employee
  compensation expense determined
  under the fair value based  method for all
  awards, net of related tax effects                 30,643            22,605            61,906           44,997
Pro forma net (loss) under SFAS 123            $     (7,066)     $     (1,225)     $     (2,617)    $     (9,565)
Earnings (loss) per share-- basic
  As reported under APB 25                     $       0.30      $       0.35      $       0.76     $       0.58
  Pro forma under SFAS 123                     $      (0.10)     $      (0.02)     $      (0.04)    $      (0.16)
Earnings (loss) per share-- diluted
  As reported under APB 25                     $       0.29      $       0.33      $       0.74     $       0.55
  Pro forma under SFAS 123                     $      (0.10)     $      (0.02)     $      (0.04)    $      (0.16)


Effect of New Accounting Standards

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a significant impact on its financial position or results of operations.

     In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on its financial position or results of operations.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires issuers to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. Under SFAS 141, the Company must reclassify to goodwill any intangible assets it acquired prior to July 1, 2001 that do not meet SFAS 141's criteria for recognition. Applying SFAS 141, the Company was not required to make any such reclassifications.

    The Company adopted SFAS 142 on November 1, 2002 and pursuant to that standard ceased amortizing goodwill recorded for business combinations the Company consummated prior to July 1, 2001. In addition, as of November 1, 2002, the Company assessed the useful lives and residual values of all acquired intangible assets recorded on the balance sheet and also tested goodwill for impairment per that standard. In the Company's impairment analysis, the Company determined it has one reporting unit. The Company completed the goodwill impairment review as of the beginning of fiscal 2003 and found no indicators of impairment. This impairment review was based on the fair value of the Company as determined by its market capitalization. As of April 30, 2003, unamortized goodwill was $548.7 million, which, in accordance with SFAS 142, the Company will no longer amortize.

Reclassification

     Certain prior period amounts have been reclassified to conform to current period presentation.

2.  BUSINESS COMBINATIONS

Acquisition of Numerical Technologies, Inc. (Numerical)

     On March 1, 2003, the Company completed its acquisition of Numerical.

     Reasons for the Acquisition. In approving the merger agreement, management considered a number of factors, including its opinion that combining Numerical's sub-wavelength lithography-enabling solutions with Synopsys' leading design solutions would enable Synopsys to further reduce costs and manufacturing risk for its customers as they create smaller, faster and more power-efficient chips.

     Purchase Price. The Company paid Numerical common stock holders $7.00 in cash in exchange for each share of Numerical common stock owned as of the merger date, or approximately $240.7 million. The total purchase consideration consisted of:

(in thousands)
Cash paid for Numerical common stock                       $    240,722
Acquisition related costs                                        10,044
Fair value of options to purchase Synopsys
  common stock issued, less $5.2 million
  representing the portion of the intrinsic value
  of Numerical's unvested options applicable to the
  remaining vesting period                                       16,500
                                                          ----------------
                                                           $    267,266
                                                          ================

    Acquisition-related costs of $10.0 million consist primarily of legal and accounting fees of $2.7 million, and other directly related charges including approximately $5.2 million in restructuring costs and approximately $1.6 million in directors and officers insurance costs incurred to cover Numerical's former officers and Board of Directors as required by the merger agreement. As of April 30, 2003, the Company had paid $5.1 million of the acquisition-related costs. Of the balance remaining at April 30, 2003, $4.0 million represents outstanding restructuring costs.

    The Company has allocated total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of $140.6 million. The following unaudited condensed balance sheet data presents the fair value of the assets and liabilities acquired.

(in thousands)
Assets acquired
   Cash, cash equivalents and short-term investments          $   79,461
   Accounts receivable                                             4,904
   Prepaid expenses and other current assets                       3,368
   Identifiable intangible assets                                 47,570
   Goodwill                                                      140,626
   Other assets                                                    4,827
                                                           ----------------
     Total assets acquired                                   $   280,756
                                                           ================
Liabilities acquired
   Accounts payable and accrued liabilities                 $     17,432
   Deferred revenue                                                3,627
   Deferred tax liabilities                                       20,691
                                                           ----------------
     Total liabilities acquired                               $   41,750
                                                           ================

     Goodwill and Intangible Assets. Goodwill, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized and is not deductible for tax purposes. The Company allocated a portion of the purchase price to the following identifiable intangible assets:

(in thousands)
                                                     Estimated
Intangible Asset                                    Useful Life
------------------------------------ ------------- --------------
Core/developed technology            $    22,580         3
Customer relationships               $    20,120         6
Customer backlog                     $     4,870         3

     Except for amortization of the core/developed technology (which is included in cost of revenue in the statement of operations for the period ended April 30,
2003), the Company included amortization of the intangible assets in operating expenses in its statement of operations for the period ended April 30, 2003.

     Unaudited Pro Forma Results of Operations. The following table presents unaudited pro forma results of operations and gives effect to the Numerical acquisition as if the acquisition was consummated at the beginning of each fiscal period presented. The Company's results of operations may have been different than those shown below if the Company had actually acquired Numerical at the beginning of each fiscal period presented; further, the pro forma results below do not necessarily indicate future operating results.

                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  APRIL 30,                          APRIL 30,
                                      ---------------------------------- -----------------------------------
                                            2003             2002             2003              2002
                                      ----------------- ---------------- ---------------- ------------------
                                                    (in thousands, except per share amounts)
Revenue(1)                             $       297,399   $   198,732      $      576,725   $       388,462
Net income(2)                          $        15,392   $    19,814      $       45,812   $        30,545
Basic earnings per share               $          0.21   $      0.32      $         0.62   $          0.50
Weighted average common
  shares outstanding(3)                         74,351        61,232              74,220            60,670
Diluted earnings per share             $          0.20   $      0.31      $         0.60   $          0.47
Weighted average common
  shares and dilutive stock
  options outstanding(3)                        76,517        64,839               76,551           64,874


   (1) The 2002 unaudited pro forma results of operations and the 2003 unaudited pro forma results of operations for the period from November 1, 2002 through February 28, 2003 include Numerical's reported revenue in the periods Numerical recognized such revenues. However, the purchase method of accounting requires Synopsys to reduce Numerical's reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than Numerical would have achieved as a separate company. Therefore, revenues from Numerical products for the period from March 1, 2003 to April 30, 2003 included in the
          unaudited  pro  forma  results  of  operations   reflect  the  lower
          amortization  of  deferred   revenue  stemming  from  this  purchase
          accounting adjustment.
   (2) Net income for the three and six months ended April 30, 2003 includes in-process research and development costs from the Numerical acquisition totaling $18, 250.
   (3) The calculations of the weighted average common shares outstanding and weighted average common shares and dilutive stock options outstanding for the three and six months ended April 30, 2002 do not include the impact of the shares issued in the acquisition of Avant! as discussed below.

Acquisition of Avant!, inSilicon and Co-Design

    Avant!. On June 6, 2002, the Company completed its merger with Avant! Corporation (Avant!), a leading developer of software used in the physical design and physical verification phases of chip design. The Company recorded goodwill of $342.8 million as a result of the merger, which reflects a $31.6 million decrease in facilities closure costs during the second quarter of fiscal 2003 as described below. As reflected in Note 3, "Goodwill and Other Intangible Assets, Net" below, the decrease in goodwill for the second quarter associated with the Avant! merger was partially offset by a $4.3 million increase in goodwill resulting from the reduction of unbilled receivables recorded in connection with the Avant! acquisition. These amounts related to long-term library business service contracts under which Avant! had not yet performed services, and, as such, represent executory contracts rather than unbilled receivables. The amount assigned to the intangible asset was not material. During the first quarter of fiscal 2003, goodwill associated with the Avant! acquisition increased $1.0 million for estimated costs of certain contract termination liabilities. The Company included Avant!'s results of operations in the accompanying unaudited condensed consolidated statement of income for the period from November 1, 2002 through April 30, 2003.

    The following table presents the components of acquisition-related costs recorded in the Avant! transaction, along with amounts paid through the period ended April 30, 2003.

                                    Balance at                                     Balance at
                                    October 31,                                    April 30,
(in thousands)                         2002          Payments       Reversals         2003
                                   -------------- --------------- --------------- -------------
 Acquisition related costs         $      3,840   $        992               -    $    2,848
 Facilities closure costs                57,261         24,734          31,578           949
 Employee severance costs                   290            155               -           135
                                   -------------- --------------- --------------- -------------
Total                              $     61,391   $     25,881    $     31,578    $    3,932
                                   ============== =============== =============== =============


    The remaining acquisition related costs of $2.8 million consist primarily of legal and accounting fees.

    Facilities closure costs at October 31, 2002 related primarily to Avant!'s corporate headquarters. After the merger, the Company consolidated functions performed in these buildings into Synopsys' corporate facilities and stopped paying rent on such buildings, pending negotiation of lease terminations. Synopsys settled claims of one of the two landlords of these buildings during the three months ended January 31, 2003 for $7.4 million and settled the claims of the other landlord during the three months ended April 30, 2003 for $15.0 million. Resolving these contingencies reduced the amount allocated to goodwill by $31.6 million. The $0.9 million remaining facilities closure cost is the present value of the future obligations under certain of Avant!'s other lease agreements which the Company has or intends to terminate under an approved facilities exit plan, plus additional costs the Company expects to incur directly related to vacating such facilities.

    inSilicon and Co-Design. In fiscal 2002, the Company also acquired inSilicon Corporation (inSilicon) and Co-Design Automation, Inc. (Co-Design). inSilicon developed, marketed and licensed an extensive portfolio of complex "intellectual property blocks." Co-Design developed simulation software used in the high level verification stage of the chip design process and a new design language that permits designers to describe the behavior of their chips more efficiently than current standard languages. The Company has included inSilicon's and Co-Design's results of operations in the accompanying unaudited condensed consolidated statement of income for the period from November 1, 2002 through April 30, 2003.

    In connection with the inSilicon acquisition, the Company incurred acquisition-related costs of $6.2 million, consisting primarily of legal and accounting fees of $1.8 million, other directly related charges including contract termination costs of $3.3 million, and restructuring costs of approximately $0.8 million. As of April 30, 2003, remaining accrued and unpaid acquisition-related costs of $0.7 million consisted primarily of outstanding contract termination costs. There are no remaining accrued or unpaid acquisition-related costs for Co-Design.

     Unaudited Pro Forma Results of Operations. The following table presents unaudited pro forma results of operations and gives effect to the Avant! and inSilicon acquisitions as if the mergers were consummated at the beginning of each fiscal period presented. Amounts shown for the three and six month periods ended April 30, 2003 are the combined Company's actual results of operations. The Company has not included Co-Design in the 2002 pro forma results because the effect was not material. The Company's results of operations may have been different if the Company had actually acquired Avant! or inSilicon, or both, at the beginning of each fiscal period presented. The pro forma results below do not necessarily indicate future operating results.

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  APRIL 30,                      APRIL 30,
                                      ------------------------------ -------------------------------
                                           2003             2002          2003             2002
                                      ---------------- ------------- ---------------- --------------
                                                    (in thousands, except per share amounts)
    Revenue(1)                         $    292,028    $   305,056     $    560,164    $   593,564
    Net income                         $     22,289    $    36,242     $     56,674    $    64,298
    Basic earnings per share           $       0.30    $      0.48     $       0.76    $      0.86
    Weighted average common
      shares outstanding                     74,351         75,763           74,220         75,201
    Diluted earnings per share         $       0.29    $      0.46     $       0.74    $      0.81
    Weighted average common
      shares and dilutive stock
      options outstanding                    76,517         79,284           76,551         79,329



     (1) The 2002 unaudited pro forma results of operations include Avant!'s and inSilicon's reported revenue in the periods Avant! and inSilicon recognized such revenues. However, the purchase method of accounting requires Synopsys to reduce Avant!'s and inSilicon's reported deferred revenue subsequent to the merger, resulting in lower revenue in periods following the merger than Avant! and inSilicon would have achieved as separate companies. Therefore, revenues from Avant! and inSilicon for the periods subsequent to the respective merger dates reflect this reduction to revenue.

    The unaudited pro forma results of operations for each of the periods presented exclude non-recurring merger costs of $21.0 million for Avant!'s pre-merger litigation settlements and other related costs Avant! incurred for the six months ended April 30, 2002. The Company has, however, included these expenses in its historical unaudited condensed consolidated statement of income.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS, NET

    The following table rolls forward the carrying value of goodwill and other intangibles, net, from October 31, 2002 to April 30, 2003:

                                 Amortization    Balance at                                               Balance at
                                    Period      October 31,                                               April 30,
(in thousands)                     (Years)          2002       Additions(1)  Reversals(2) Amortization       2003
                                 ------------- --------------- ------------- ------------ ------------- ---------------
Goodwill                                       $     434,554   $   141,867   $    27,675  $         --  $    548,746
                                               =============== ============= ============ ============= ===============

Intangibles:
   Contract rights intangible         3        $      44,519   $        --   $        --  $     8,616   $     35,903
   Core/developed technology         3-10            186,766        23,194            --       36,679        173,281
   Covenant not-to-compete            4                8,152           154            --        1,144          7,162
   Customer backlog                   3                3,267         4,870            --          839          7,298
   Customer relationship              6               95,782        20,581            --        9,409        106,954
   Trademark and tradename            3               15,242           307            --        2,959         12,590
                                               --------------- ------------- ------------ ------------- ---------------
Total intangible assets                        $     353,728   $    49,106   $        --  $    59,646   $    343,188
                                               =============== ============= ============ ============= ===============


          (1) Additions include goodwill and intangible assets acquired as part of the Numercial acquisition, assets acquired as part of an immaterial acquisition made during the quarter, contract termination costs and amounts related to foreign currency fluctuations for goodwill which are not denominated in US dollars.
          (2) Reversals primarily include $31.6 million related to Avant! facilities discussed under "Acquisition of Avant!, inSilicon and Co-Design" above, offset by the reduction of $4.3 million in Avant! unbilled receivables.

         Total amortization expense related to goodwill and other intangible assets is set forth in the table below:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                APRIL 30,                       APRIL 30,
                                      ------------------------------- -------------------------------
                                            2003            2002            2003            2002
                                      --------------- --------------- --------------- ---------------
                                                              (in thousands)

   Goodwill                           $         --    $      3,892    $          --   $       7,784
                                      =============== =============== =============== ===============
   Intangibles:
     Contract rights intangible       $      4,308    $         --    $       8,616   $          --
     Core/developed technology              19,128             464           36,679             616
     Covenants not-to-compete                  575              --            1,144              --
     Customer backlog                          681              --              839              --
     Customer relationships                  5,133              --            9,409              --
     Trademark and tradename                 1,484              --            2,959              --
                                      --------------- --------------- --------------- ---------------
     Total intangible assets          $     31,309    $        464    $      59,646   $         616
                                      =============== =============== =============== ===============


    The following table presents the estimated future amortization of the other intangibles (in thousands):

                   Fiscal Year
                   2003 - remainder of fiscal year          $     63,219
                   2004                                          125,862
                   2005                                           90,065
                   2006                                           25,567
                   2007                                           21,173
                   2008 and thereafter                            17,302
                                                            --------------
                   Total estimated future amortization of
                     other intangibles                      $    343,188
                                                            ==============

    The following table reflects adjusted net income per share, excluding amortization of goodwill, for fiscal 2002 periods as if the Company had adopted SFAS 142 as of July 1, 2001. The Company's actual results of operations are shown for the three- and six-month periods ended April 30, 2003.

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    APRIL 30,                            APRIL 30,
                                              2003              2002              2003               2002
                                        ------------------ ---------------- ------------------ ------------------
                                                        (in thousands, except per share amounts)
Net income                               $        22,289    $       21,380   $       56,674    $        35,432
Add: Amortization of goodwill                         --             3,892               --              7,784
                                        ------------------ ---------------- ------------------ ------------------
Adjusted net income                      $        22,289    $       25,272   $       56,674    $        43,216
                                        ================== ================ ================== ==================
                                         $          0.30    $         0.41   $         0.76    $          0.71
Basic earnings per share
Weighted average common shares
   outstanding                                    74,351            61,232           74,220             60,670

Diluted earnings per share               $          0.29    $         0.39   $         0.74    $          0.67
Weighted average common shares
   and dilutive stock options
   outstanding                                    76,517            64,934           76,551             64,956


4.   LEGAL PROCEEDINGS

     Prior to the Avant! acquisition, Avant! leased five buildings in Fremont, California for its headquarters. After the merger, Synopsys consolidated the functions performed in the buildings into its Mountain View and Sunnyvale facilities, the Fremont buildings were closed, and Avant! stopped paying rent on the underlying leases, pending negotiation of lease terminations. In November 2002, Synopsys settled all claims of the landlord on two of the buildings. Effective April 24, 2003, Synopsys and the landlord of the remaining facilities settled all claims with respect to these facilities. Accordingly, all litigation against Avant! with respect to landlord claims have been released with prejudice.

     On August 10, 2001, Silicon Valley Research, Inc. (SVR) filed an action against Avant! in the United States District Court for the Northern District of California. The complaint asserted claims for statutory unfair competition, receipt, sale and concealment of stolen property, interference with prospective economic advantage, conspiracy, false advertising, violation of the Lanham Act and violation of 18 U.S.C.A. ss. 1962 (R.I.C.O.). In the complaint, SVR alleged that Avant!'s use of trade secrets misappropriated by Avant! damaged SVR by allowing Avant! to develop and market products more quickly and cheaply than it could have otherwise. On May 7, 2003, the District Court granted Avant!'s motion to dismiss and motion for summary judgment, thereby dismissing all of SVR's claims. The Company has received notice that SVR has appealed this judgment in the Ninth Circuit Court of Appeals. Avant! continues to believe the SVR claims are without merit and intends to defend this appeal vigorously.

    Part I, Item 3 of Synopsys' Annual Report on Form 10-K, as amended, for the fiscal year ended October 31, 2002 includes a full discussion of each of the legal proceedings listed above.

5.       STOCK REPURCHASE PROGRAM

    In December 2002, the Company's Board of Directors renewed its stock repurchase program originally approved in July 2001. Under the renewed program, the Company may acquire up to $500 million of Synopsys common stock in the open market. This renewed stock repurchase program replaced all prior Board-approved repurchase programs. The Company intends to use all common shares repurchased for ongoing stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions. The Company purchased 1.5 million shares during the three months ended April 30, 2003 at an average price of $44 per share. The Company did not repurchase any shares during the three- and six-month periods ended April 30, 2002. At April 30, 2003, approximately $432.2 million remained available for repurchase under the program.

6.  COMPREHENSIVE INCOME

    The following table sets forth the components of comprehensive income, net of income tax expense:

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          APRIL 30,                           APRIL 30,
                                              ----------------------------------- ----------------------------------
                                                    2003              2002             2003              2002
                                              ----------------- ----------------- ---------------- -----------------
                                                                         (in thousands)

Net income                                    $        22,289   $      21,380     $      56,674    $      35,432
   Foreign currency translation adjustment               (169)         (2,113)             (947)             454
   Unrealized gain (loss) on investments               (2,730)          1,032             7,065            6,704
   Reclassification adjustment for realized
      gains (loss) on investments                       2,305          (2,873)            4,603           (5,842)
                                              ----------------- ----------------- ---------------- -----------------
Total comprehensive income                    $        21,695   $      17,426     $      67,395    $      36,748
                                              ================= ================= ================ =================


7.  EARNINGS PER SHARE

    The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period. The Company computes diluted earnings per share using the weighted-average number of common shares and dilutive stock options outstanding during the period; the number of weighted-average dilutive stock options outstanding is computed using the treasury stock method.

    The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   APRIL 30,                         APRIL 30,
                                        -------------------------------- ----------------------------------
                                             2003            2002              2003             2002
                                        --------------- ---------------- ----------------- ----------------
                                                                  (in thousands)
Weighted-average common shares for
   basic net income per share                74,351          61,232           74,220            60,670
Weighted-average dilutive stock
   options outstanding under the
   treasury stock method                      2,166           3,702            2,331             4,286
                                        --------------  ---------------- ----------------- ----------------
Weighted-average common shares for
   diluted net income per share              76,517          64,934           76,551            64,956
                                        ==============  ================ ================= ================


    The effect of dilutive stock options outstanding excludes approximately 11.7 million and 5.5 million stock options for the three months ended April 30, 2003 and 2002, respectively, and 11.1 million and 4.6 million stock options for the six months ended April 30, 2003 and 2002, respectively, which were anti-dilutive for net income per share calculations.


8.  SEGMENT DISCLOSURE

    Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the "management approach": how management organizes the Company's operating segments for which separate financial information (i) is available and (ii) is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys' CODMs are the Company's Chief Executive Officer and Chief Operating Officer.

    The Company provides comprehensive design software products and consulting services in the electronic design automation software industry. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. The Company operates in a single segment. Revenue is defined as revenues from external customers.

    Revenue and long-lived assets related to operations in the United States and other geographic areas were:

                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                       APRIL 30,                              APRIL 30,
                         --------------------------------------- ------------------------------------
                                2003                2002               2003              2002
                         -------------------- ------------------ ----------------- ------------------
                                                       (in thousands)
Revenue:
   United States         $      127,301       $      127,319     $     293,423     $     236,028
   Europe                        42,692               29,524            84,981            63,592
   Japan                        102,139               17,007           135,035            34,025
   Other                         19,896               11,788            46,725            27,538
                         -------------------- ------------------ ----------------- ------------------
     Consolidated        $      292,028       $      185,638     $     560,164     $     361,183
                         ==================== ================== ================= ==================



                                                APRIL 30,        OCTOBER 31,
                                                  2003              2002
                                            ---------------- -----------------
                                                     (in thousands)
Long-lived assets:
  United States                              $    157,061       $    162,360
  Other                                            23,061             22,680
                                            ---------------- -----------------
     Consolidated                            $    180,122       $    185,040
                                            ================ =================

    Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company's methodology. Beginning in fiscal 2003, geographic revenue reflects reconfiguration. The Company had two customers that each accounted for more than ten percent of the Company's total revenue for the three months ended April 30, 2003, and no customers that accounted for more than ten percent of the Company's total revenue for the six months ended April 30, 2003. No single customer accounted for more than ten percent of the Company's total revenue for the same periods in the prior fiscal year.

    The Company segregates revenue into five categories for purposes of internal management reporting purposes: Design Implementation, Verification and Test, Design Analysis, Intellectual Property (IP) and Professional Services. The following table summarizes the revenue attributable to each category. Revenue for the three and six months ended April 30, 2002 does not include revenue attributable to products acquired from Numerical, Avant!, inSilicon and Co-Design, since the acquisitions of these companies occurred after such date. Revenue attributable to products acquired from these companies is included in the three and six months ended April 30, 2003, limited in the case of Numerical products to revenue attributable to the period from March 1, 2003 through April 30, 2003. Due to a business unit reorganization in the first quarter of fiscal 2003, the Company realigned certain of its products, with the majority of the shift occurring between IP and Verification and Test. The Company has reclassified prior period amounts to reflect this shift and to provide a consistent presentation.

                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                APRIL 30,                             APRIL 30,
                                  -------------------------------------- ------------------------------------
                                         2003               2002               2003              2002
                                  ------------------- ------------------ ----------------- ------------------
                                                                (in thousands)
Revenue:
   Design Implementation          $     141,672       $      78,381        $   258,057       $   148,904
   Verification and Test                 68,834              64,320            139,514           130,085
   Design Analysis                       61,733              10,516            115,397            21,134
   IP                                    13,208              16,161             28,980            30,958
   Professional Services                  6,581              16,260             18,216            30,102
                                  ------------------- ------------------ ----------------- ------------------
     Consolidated                   $   292,028         $   185,638        $   560,164       $   361,183
                                  =================== ================== ================= ==================


    Beginning in fiscal 2003, product revenue reflects reconfiguration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This Management's Discussion and Analysis of Financial Condition and Results of Operations as of April 30, 2003 and for the three- and six-month periods ended April 30, 2003 and April 30, 2002, respectively, should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q, and with Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2002.
    The following discussion contains "forward-looking statements" as defined under Section 21E of the Securities Exchange Act of 1934. For example, statements including terms such as "projects," "expects," "believes," "anticipates" or "targets," and similar such words denoting future events, are forward-looking statements. Actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results" below. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.

Overview

    Synopsys is a leading supplier of electronic design automation (EDA) software to the global electronics industry. We develop, market and support a wide range of integrated circuit (IC) design software products that designers of advanced ICs, and the electronic systems (such as computers, cell phones, and internet routers) that incorporate such ICs, use to automate significant portions of their IC design process. Our products enable our customers to optimize their IC designs for speed, size, power consumption and production cost, while reducing overall design time. We also provide consulting services to help our customers improve their IC design processes and, where requested, to assist them with their IC designs, as well as training and support services.

Acquisitions

     On March 1, 2003, we completed our acquisition of Numerical Technologies, Inc. (Numerical) to expand our offerings of design for manufacturing products. We include Numerical's results of operations for the period from March 1, 2003 through April 30, 2003 in the accompanying unaudited condensed consolidated statement of income for the three months ended April 30, 2003.

     In fiscal 2002, we completed the acquisitions of: (i) Avant! Corporation (Avant!), a leading developer of software used in the physical design and physical verification phases of chip design; (ii) Co-Design Automation, Inc. (Co-Design), a developer of simulation software used in the high level verification stage of the chip design process; and (iii) inSilicon Corporation (inSilicon), which developed, marketed and licensed an extensive portfolio of complex "intellectual property blocks." We include the results of operations for these acquisitions in the accompanying unaudited condensed consolidated statements of income for the period from November 1, 2002 through April 30, 2003.

Critical Accounting Policies

    We base the discussion and analysis of our financial condition and results of operations upon our unaudited condensed consolidated financial statements, which we prepare in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, valuation of strategic investments, allowance for doubtful accounts, income taxes and valuation of intangible assets. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates.

    The accounting policies that most frequently require us to make estimates and judgments, and that are therefore critical to understanding our results of operations, are:

          o    Revenue  recognition;
          o    Valuation  of strategic  investments;
          o    Allowance for doubtful accounts;
          o    Income taxes; and
          o    Valuation of intangible assets.

Revenue Recognition

     Our revenue recognition policies have been designed and implemented in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition.

     We report revenue in three categories:  ratable, product and services.

          o Ratable license revenue consists primarily of fees for Technology Subscription Licenses (TSLs) bundled with post-contract customer support (we refer to post-contract customer support as maintenance or PCS) and sold as a single package. We refer to these licenses as TSLs. Assuming all other revenue recognition criteria are met, we typically recognize TSL revenue ratably over the term of the license and maintenance period as the fair value of maintenance is not known.

               We recognize revenue from contracts with extended payment terms as the lesser of amounts due and payable, or the amount of the arrangement fee that would have been recognized if the fee were fixed or determinable. We recognize revenue from contracts with the rights to unspecified additional software products ratably over the contract term. We recognize revenue from TSLs that include both extended payment terms and unspecified additional software products, and that are not considered to be fixed or determinable, in an amount that is the lesser of amounts due and payable or the ratable portion of the entire fee. In all of these cases, we recognize the maintenance portion ratably over the contract term.

          o Product revenue consists primarily of fees from sales of perpetual licenses. Assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual licenses upon delivery using the residual method.

          o Services revenue consists of fees for consulting services, training and maintenance associated with perpetual licenses. We generally recognize revenue from consulting and training services as they are performed. We generally recognize revenue from maintenance associated with perpetual licenses ratably over the maintenance term. Maintenance sold with perpetual licenses is generally renewable, after any bundled maintenance period expires, in one-year increments for a fixed percentage of the perpetual list price. Since the second quarter of fiscal 2002, we have calculated the price of maintenance as a percentage of the net license fee for certain customers that purchase perpetual licenses in excess of $2.0 million, resulting in different maintenance charges for different customers. In general, under this method, the price of maintenance for these customers, and therefore the services revenue from arrangements with these customers, has been substantially lower than it would have been if we had calculated maintenance as a fixed percentage of the perpetual price.

    Customers occasionally request the right to convert their existing TSLs to perpetual licenses. These requests generally occur toward the end of the TSL term. Customers pay an incremental fee to convert the TSL to a perpetual license, which we recognize upon contract signing, assuming all other revenue recognition criteria have been met, in accordance with AICPA Technical Practice Aid (TPA) 5100.74. In some situations, the contract converting the TSL to a perpetual license is modified (e.g. new technology, a significant change in total technology under license, a substantial increase or decrease in license fees, modified reconfiguration rights, etc.) such that the TSL contract has in substance been terminated and replaced with a new perpetual license. In these situations, we account for all of the arrangement fees as a new sale and recognize revenue when all other revenue recognition criteria have been met. We have a policy that defines the circumstances under which such transactions are accounted for as a new perpetual license sale. Our policy incorporates elements such as length of the original TSL, the remaining TSL term, the extent of the increase or decrease in the total technology under license, the change in payment terms, and other pertinent factors.

    We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an "arrangement" in the accounting literature), we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is "fixed or determinable," and (iv) "collectibility is probable." We apply these criteria as discussed below.

          o Persuasive Evidence of an Arrangement Exists. Our customary practice is to have a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

          o Delivery Has Occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes that allow the customer to take immediate possession of the software on its hardware.

          o The Fee is Fixed or Determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement's payment terms. Our historical, customary payment terms require 75% or more of the arrangement fee to be paid within one year or less. Where these terms apply, we regard the fee as fixed or determinable and we recognize revenue upon delivery of software (assuming other revenue recognition criteria are met). Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. We then recognize revenue in each quarter (subject to application of other revenue recognition criteria) as the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable. A determination of whether the arrangement fee is fixed or determinable is particularly relevant to revenue recognition on perpetual licenses.

          o Collectibility is Probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For a new customer, we evaluate the customer's financial position and ability to pay, and typically assign a credit limit based on that review. We increase the credit limit only after we have established a successful collection history with the customer. If we determine at any time that collectibility is not probable based upon our credit review process, we recognize revenue on a cash-collected basis.

Valuation of Strategic Investments

    We review our investments in non-public companies on a quarterly basis and estimate the amount of any impairment incurred during the current period based on a specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies where market value is not readily determinable, we assess each investment for indicators of impairment at each quarter end based primarily on achievement of business plan objectives and current market conditions, among other factors, and information available to us at the time of assessment. The primary business plan objectives we consider include achievement of planned financial results, completion of capital raising activities, the launching of technology, the hiring of key employees and the portfolio company's overall progress on its business plan. If we determine an investment in a portfolio company is impaired, absent quantitative valuation metrics management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies. Future adverse changes in market conditions, poor operating results of underlying investments and other information obtained after our quarterly assessment could result in additional losses or an inability to recover the current carrying value of the investments thereby requiring a further impairment charge in the future.

Allowance For Doubtful Accounts

     Management estimates the collectibility of accounts receivable on an account-by-account basis, and establishes a specific reserve for any particular receivable when we determine collectibility is not probable. In addition, we provide a general reserve on all accounts receivable, which we calculate as a percentage, determined within a specified range of percentages of the outstanding balance in each aged group. In determining this percentage, we specifically analyze accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, international exposures (such as currency devaluation), and changes in our customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, impairing their ability to make payments, we may need to establish additional allowances.

Income Taxes

     The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of April 30, 2003, current net deferred tax assets and long-term liabilities totaled $270.1 million and $31.2 million, respectively. We believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, if we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the deferred tax assets in the period we make that determination.

Valuation of Goodwill and Intangible Assets

    We periodically evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangible, customer installed base/relationships, trademarks and tradenames, covenants not to compete, customer backlog and capitalized software. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the acquired entity or technology over the remaining amortization period, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

     We periodically evaluate goodwill for an indication of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At a minimum, we complete this evaluation on an annual basis in accordance with Statement of Financial Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Results of Operations

     Adoption of Subscription Licenses; Impact on Revenue. Prior to the fourth quarter of fiscal 2000, we principally licensed our software via perpetual licenses and "term" licenses (a type of time-based license), with maintenance purchased separately. We generally recognize revenue from these licenses in the quarter we ship the product (or "up front"), and recognize revenue from maintenance ratably over the support period.

    In the fourth quarter of fiscal 2000, we discontinued term licenses and introduced technology subscription licenses (TSLs). A TSL is a license to use one or more of our software products for a specified period of time and to receive support services (such as hotline support and updates) for a concurrent period of time. Since products and maintenance are bundled in TSLs, we generally recognize both product and service TSL revenue ratably over the term of the license, or, if later, as payments become due. Accordingly, when a customer buys a TSL, we recognize relatively little revenue during the quarter we initially deliver the product. We either record the remaining amount not recognized as deferred revenue on our balance sheet, or consider it operational or financial backlog and do not record it on the balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee invoiced or paid but not recognized. The amount considered backlog moves out of backlog and is recorded as deferred revenue when invoiced or as additional payments are made. We reduce deferred revenue as we recognize revenue. Because under perpetual licenses, we recognize a high proportion of all license revenue in the quarter we deliver the product, a TSL order will result in significantly lower current-period revenue than an equal-sized order for a perpetual or a term license. Conversely, an order for a TSL will result in higher revenues recognized in future periods than an equal-sized order for a perpetual or term license. For example, a $120,000 order for a perpetual license will result in $120,000 of revenue recognized in the quarter the product is shipped and no revenue in future quarters. The same order for a 3-year TSL shipped at the beginning of the quarter will result in $10,000 of revenue recognized in the quarter the product is shipped and in each of the 11 succeeding quarters.

    On an aggregate basis, introducing TSLs has had, and will continue to have, a significant impact on our reported revenue. When we adopted TSLs in the fourth quarter of fiscal 2000, our reported revenue dropped significantly. In each quarter since adoption, our ratable revenue has grown as TSL orders received each quarter contribute revenue that is "layered" over the revenue recognized from TSL orders received in prior quarters. This effect will repeat itself each quarter in varying degrees until the TSL model is fully phased in; during this transition period ratable revenue will continue to grow even if the overall level of TSL orders does not grow, and could grow even if the overall level of TSL orders declines. The phase in period of the TSL model is difficult to predict. Since our introduction of TSLs, the average TSL duration has been approximately 13 quarters. Therefore, absent any acquisitions, the model would have been substantially phased in by the end of fiscal 2003. The Avant! acquisition extended the phase in period due to Avant!'s heavier weighting towards perpetual licenses. The phase in could be further extended to some extent by any future acquisitions we make of companies whose license mix is more heavily weighted toward perpetual licenses than ours. Over the long term, as the TSL model becomes more fully phased in, average revenue growth should closely track average orders growth.

    Synopsys' revenue in any given quarter depends upon the volume of perpetual orders shipped during the quarter, the amount of TSL revenue amortized from deferred revenue (or recognized out of backlog from TSL licenses shipped during a prior quarter), and, to a small degree, the amount of revenue recognized on TSL orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and TSLs. The actual mix of licenses sold in any quarter, and more precisely, the amount of perpetual licenses sold during the quarter, affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may fall short of our revenue targets (if TSL orders are higher than expected), or may exceed them (if perpetual licenses are higher than expected). If we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets.

    The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods. Our historical license order mix from our adoption of TSLs in August 2000 to the present has been 23% perpetual licenses and 77% ratable licenses, although the percentage of perpetual licenses in any given quarter has been as high as 28% and as low as 13%. The license mix for the three months ended April 30, 2003 was 26% perpetual licenses and 74% TSLs as compared to 21% perpetual licenses and 79% TSLs for the same period in fiscal 2002. Our target license mix for new software orders for the third quarter of fiscal 2003 is 20% to 25% perpetual licenses and 75% to 80% ratable licenses. Our target license mix for new software orders for fiscal 2003 is 20% to 25% perpetual licenses and 75% to 80% ratable licenses.

Revenue

    Total revenue for the three months ended April 30, 2003 increased 57% to $292.0 million as compared to $185.6 million for the same period in fiscal 2002. Total revenue for the six months ended April 30, 2003 increased 55% to $560.2 million as compared to $361.2 million for the same period in fiscal 2002. The increase in total revenue in the current periods is primarily due to the Avant! acquisition in June 2002, to the additional quarters that the TSL license model has been in effect and to significant product revenue from the our Japan operations during the second quarter of fiscal 2003. For the three months ended April 30, 2003 our operations in Japan contributed $102.1 million to total revenue, as compared to $17.0 million for the same period in fiscal 2002. The increased contribution from Japan was due principally to the renewal of our license arrangements with many of our largest Japanese customers and the relatively high proportion of Japanese customers who purchased perpetual licenses. We expect the contribution from Japan to return to historical levels in the third quarter and beyond.

    Ratable license revenue for the three months ended April 30, 2003 increased 119% to $148.1 million as compared to $67.6 million for the same period in fiscal 2002. Ratable license revenue for the six months ended April 30, 2003 increased 115% to $289.3 million as compared to $134.5 million for the same period in fiscal 2002. The increase in ratable license revenue is due to the additional quarters that the TSL license model has been used and to the increased volume of ratable license sales resulting from the Avant! merger.

    Product revenue for the three months ended April 30, 2003 increased 57% to $82.0 million as compared to $52.3 million for the same period in fiscal 2002. Product revenue for the six months ended April 30, 2003 increased 49% to $136.5 million as compared to $91.8 million for the same period in fiscal 2002. The increase in product revenue is primarily due to the increased volume of perpetual licenses resulting from the Avant! merger delivered during the three and six month periods as compared to the same periods in fiscal 2002. During the second quarter of fiscal 2002, we began offering variable maintenance arrangements to certain customers that entered into perpetual license technology arrangements in excess of $2.0 million. These arrangements accounted for approximately 89% and 78% of our product sales for the three and six months ended April 30, 2003, respectively, as compared to approximately 56% and 32% for the same periods in fiscal 2002, respectively.

    Service revenue for the three months ended April 30, 2003 decreased 6% to $62.0 million as compared to $65.8 million for the same period in fiscal 2002. Service revenue for the six months ended April 30, 2003 remained relatively flat at $134.4 million as compared to $134.9 million for the same period in fiscal 2002. The decline in service revenue is due to several factors we believe will result in a continued year-over-year decline in service revenue during the third and fourth quarters of fiscal 2003. First, our new licenses are predominately TSLs rather than perpetual licenses. With TSLs, maintenance is bundled with the software and recognized as ratable license revenue, not service revenue.

    Second, our introduction of variable maintenance in the second quarter of fiscal 2002 for technology commitments in excess of $2.0 million has resulted in substantially lower maintenance fees on these licenses than on perpetual licenses with maintenance rates calculated as a fixed percentage of the list price.

    Third, economic conditions have negatively affected, and will continue to negatively affect our service revenue. Some customers have sought to reduce their costs by curtailing their use of outside consultants or by discontinuing maintenance on their perpetual licenses. As a result, both new consulting orders and maintenance renewal orders have been, and are expected to continue to be lower in fiscal 2003 than they were in fiscal 2002. Customers have also reduced expenditures on training, which has accordingly reduced revenue from training. We expect these conditions to continue at least until research and development spending by the semiconductor industry recovers.

    Revenue Seasonality. Orders and revenue are typically lowest in our first fiscal quarter and highest in our fourth fiscal quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year. The difference in revenue is driven largely by the volume of perpetual licenses we ship during the quarter, which, following the seasonal pattern of overall orders, typically declines from the fourth quarter to the first quarter.

    Revenue - Product Groups. For management reporting purposes, we organize our products into four distinct product groups - Design Implementation, Verification and Test, Design Analysis, Intellectual Property (IP) and Professional Services. The following table summarizes the license and associated maintenance revenue attributable to these groups as a percentage of total Company revenue for the last eight quarters. Revenue from companies or products acquired during the periods covered are included from the original acquisition date through the end of the period. As a result of the Avant! merger, we redefined our product groups, effective in the third quarter of fiscal 2002. We have reclassified prior period amounts to reflect this reclassification and provide a consistent presentation.


                          Q2-2003   Q1-2003    Q4-2002   Q3-2002    Q2-2002    Q1-2002   Q4-2001    Q3-2001
                         ---------- --------- ---------- --------- ---------- ---------- --------- ----------
Revenue

  Design Implementation      49%        44%       46%        44%      42%         40%        42%       39%
  Verification and Test      24         26        26         27       34          38         34        34
  Design Analysis            21         20        19         17        6           6          6         6
  IP                          4          6         5          5        9           8          9        10
  Professional Services       2          4         4          7        9           8          9        11
                         ---------- --------- ---------- --------- ---------- ---------- --------- ----------
   Total Company            100%       100%      100%       100%     100%        100%       100%      100%
                         ========== ========= ========== ========= ========== ========== ========= ==========


    Design Implementation. Design Implementation includes products used to design a chip from a high level functional description to a complete description of the transistors and connections that implement such functions that can be delivered to a semiconductor company for manufacturing. Design Implementation technologies include logic synthesis, physical synthesis, floor planning and place-and-route products and technologies. Our principal products in this category at April 30, 2003 were Design Compiler, Physical Compiler, Chip Architect, Floorplan Compiler, Jupiter, Apollo and Astro. As a percentage of total revenue, Design Implementation fluctuated between 39% and 49% in the period from the third quarter of fiscal 2001 through the second quarter of fiscal 2003. Between any two quarters, this percentage may fluctuate based on the configuration of perpetual license orders received during the quarter. During the eight quarter period, however, Design Implementation products generally increased as a percentage of total revenue reflecting our growing portfolio of Design Implementation products during the period, most notably with the Avant! merger, the addition of Apollo and Astro to our product portfolio and the introduction of Physical Compiler.

    Verification and Test. Verification and Test includes products used for verification and analysis performed at the system level, register transfer level and gate level of design, including simulation, system level design and verification, timing analysis, formal verification, test and related products. Our principal products in this category are VCS, Polaris, Vera, PathMill, CoCentric System Studio, PrimeTime, Formality, Design Verifyer, DFT Compiler, TetraMax and SoCBIST, which are used in several different phases of chip design. As a percentage of total revenue, revenue from this product family fluctuated between 24% and 38% in the period from the third quarter of fiscal 2001 through the second quarter of fiscal 2003, principally attributable to the mix of perpetual versus TSL orders received for Verification and Test products during any given quarter. Beginning in the third quarter of fiscal 2002, Verification and Test revenues as a percent of total company revenue were lower, principally because the former Avant! products included few verification products and may also be due to price competition in the market for logic simulation products.

    Design Analysis. Design Analysis includes products used for verification and analysis performed principally during the physical verification phase of chip design, including analog and mixed signal circuit simulation, design rule checking, power analysis, customer design, semiconductor process modeling and reliability analysis. Our principal products in this category are NanoSim, StarSim, HSPICE, StarRC, Arcadia, TCAD, Hercules, Venus, Proteus, PrimePower and Cosmos. The increase in revenue from this product group as a percentage of total revenue increased from a steady level of 6% to 17% in the third quarter of fiscal 2002 primarily due to the Avant! acquisition, as the products added to our Design Analysis category represented the second largest portion of Avant!'s revenue before the acquisition, after design implementation tools. We believe that the continued increase in contribution from these products since that quarter primarily reflects customers' growing acceptance of design analysis technologies to address their design challenges.

    Intellectual Property. Our IP products include the DesignWare library of IC design components and verification models, and products acquired in the merger with inSilicon in September 2002. As a percentage of total revenue, revenue from this product group was relatively stable from the third quarter of fiscal 2001 through the second quarter of fiscal 2002, reflecting growth consistent with our average. Beginning in the third quarter of fiscal 2002, IP revenue as a percentage of total revenue decreased principally because the former Avant! products included few IP offerings.

    Professional Services. The Professional Services group includes consulting and training activities. This group provides consulting services, including design methodology assistance, specialized telecommunications systems design services and turnkey design. As a percentage of total revenue, revenue from this product group has declined from 11% in the third quarter of fiscal 2001 to 2% in the second quarter of fiscal 2003, reflecting the fact that Avant! did not have a significant professional services business and, as described above under "Revenue," the impact of the economic environment.

Cost of Revenue

     Total cost of revenue as a percentage of total revenue for the three months ended April 30, 2003 was 20% as compared to 19% for the same period in fiscal 2002. Total cost of revenue as a percentage of total revenue for the six months ended April 30, 2003 was 21% as compared to 19% for the same period in fiscal 2002. These results occurred even though amortization of intangible assets and deferred stock compensation increased as a percentage of total revenue due to the increase in quarterly amortization of deferred revenue and backlog, an inherent result of the ratable license model; other cost of goods sold components remained relatively stable. Our total product costs are relatively fixed and do not fluctuate significantly with changes in revenue or changes in revenue recognition methods.

     The dollar increase in total cost of revenue for the three months ended April 30, 2003 to $59.4 million as compared to $34.4 million for the same period in fiscal 2002 is due to an increase in amortization of contract rights intangible and core/developed technology recorded as a result of our acquisitions in fiscal 2003 and 2002. The dollar increase in total cost of revenue for the six months ended April 30, 2003 to $118.7 million as compared to $69.6 million for the same period in fiscal 2002 is due to an increase in amortization of contract rights intangible and core/developed technology recorded as a result of our acquisitions in fiscal 2003 and 2002, additional royalties of $1.5 million and other special termination benefits, as discussed below under "Work Force Reduction," of $1.2 million.

     Cost of revenue amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible associated with certain executory contracts related to the acquisitions of
Avant!, inSilicon and Numerical, and the amortization of core/developed technology related to the acquisitions of Avant!, inSilicon and Co-Design. Total amortization of intangible assets included in cost of revenues for the three months ended April 30, 2003 was $24.3 million, which includes $19.2 million and $5.0 million for core/developed technology and contract rights intangible, respectively. Total amortization of intangible assets included in cost of revenues for the six months ended April 30, 2003 was $45.1 million, which includes $35.4 million and $9.4 million for core/developed technology and contract rights intangible, respectively.

Work Force Reduction

    We reduced our workforce during the first quarter of fiscal 2003 and the second quarter of fiscal 2002. The purpose was to reduce expenses by decreasing the number of employees in all departments in domestic and foreign locations. As a result, we decreased our workforce by approximately 200 and 175 employees during the first quarter of fiscal 2003 and the second quarter of fiscal 2002, respectively. The associated charge for the six months ended April 30, 2003 was $4.4 million as compared to $3.9 million for the same period in fiscal 2002. The charge consists of severance and other special termination benefits and is reflected in the unaudited condensed consolidated statement of income as follows:

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    APRIL 30,                     APRIL 30,
                                           ----------------------------- ----------------------------
                                                2003          2002            2003           2002
                                           ------------ ---------------  -------------- -------------
                                                               (in thousands)
Cost of revenue                            $         --  $        678   $      1,167   $        678
Research and development                             --         1,081          1,388          1,081
Sales and marketing                                  --         1,078          1,239          1,078
General and administrative                           --         1,033            630          1,033
                                           ------------- -------------- -------------- --------------
Total                                      $         --  $      3,870   $      4,424   $      3,870
                                           ============= ============== ============== ==============


Research and Development

     Research and development expenses for the three months ended April 30, 2003 increased 47% to $68.6 million as compared to $46.6 million for the same period in fiscal 2002. The increase consists primarily of $14.4 million in research and development personnel and related costs as a result of acquisitions in fiscal 2002 and 2003, and $7.6 million in human resources, information technology and facilities costs as a result of the increased research and development staffing.

     Research and development expenses for the six months ended April 30, 2003 increased 43% to $135.9 million as compared to $95.4 million for the same period in fiscal 2002. The increase consists primarily of $23.5 million in research and development personnel and related costs as a result of acquisitions in fiscal 2002 and 2003, and $15.0 million in increased allocations of human resources, information technology and facilities costs to research and development as a result of the increase in research and development headcount as a percentage of total headcount.

Sales and Marketing

    Sales and marketing expenses for the three months ended April 30, 2003 increased 28% to $81.0 million as compared to $63.2 million for the same period in fiscal 2002. The increase consists primarily of $18.4 million in additional sales and marketing personnel and related costs as a result of acquisitions in fiscal 2002 and 2003.

    Sales and marketing expenses for the six months ended April 30, 2003 increased 24% to $152.2 million as compared to $123.0 million for the same period in fiscal 2002. The increase consists primarily of $29.5 million in additional sales and marketing personnel and related costs as a result of acquisitions in fiscal 2002 and 2003.

General and Administrative

    General and administrative expenses for the three months ended April 30, 2003 increased 38% to $24.2 million as compared to $17.5 million for the same period in fiscal 2002. The increase consists primarily of $5.2 million in additional general and administrative personnel and related costs as a result of acquisitions in fiscal 2002 and 2003, $2.0 million in facilities costs, $1.9 million in bad debt expense and $1.5 million in depreciation on upgrades to our information technology infrastructure. These increases were offset by a decrease of $5.4 million in allocations of human resources, technology and facilities costs to general and administrative expenses as a result of a decrease in general and administrative headcount as a percentage of total headcount.

    General and administrative expenses for the six months ended April 30, 2003 increased 29% to $46.8 million as compared to $36.2 million for the same period in fiscal 2002. The increase consists primarily of $7.6 million in additional general and administrative personnel and related costs as a result of acquisitions since the last half of fiscal 2002, $3.8 million in depreciation on upgrades to our information technology infrastructure, $2.8 million in facilities costs, $1.9 million in maintenance agreements covering more software and computing equipment due to acquisitions in fiscal 2002 and 2003 and an increase in litigation expenses relating to certain legal actions. These increases were offset by a decrease of $9.8 million in allocations of human resources, technology and facilities costs to general and administrative expenses as a result of a decrease in general and administrative headcount as a percentage of total headcount.

In-Process Research and Development

    Purchased in-process research and development (IPRD) for the three and six months ended April 30, 2003 was $18.3 million and represents the write-off of in-process technologies associated with our acquisition of Numerical. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, this amount was expensed on the acquisition date. There were no acquisitions during the same periods in fiscal 2002.

Amortization of Intangible Assets and Deferred Stock Compensation

     Amortization of intangible assets and deferred stock compensation  includes
the  amortization  of  trademarks,   trade  names,  customer  relationships  and
covenants not-to-compete and is included in operating expenses as follows:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      APRIL 30,                     APRIL 30,
                                           ----------------------------- -----------------------------
                                                2003           2002           2003           2002
                                           ------------- --------------- -------------- --------------
                                                                   (in thousands)
Intangible assets                          $      8,016  $        464   $     14,816   $        616
Deferred stock compensation                       1,153            --          2,343             --
Goodwill                                             --         3,892             --          7,784
                                           ------------- -------------- -------------- --------------
Total                                      $      9,169  $      4,356   $     17,159   $      8,400
                                           ============= ============== ============== ==============


     The increase in amortization of intangible assets is due primarily to the acquisitions since fiscal 2002 and 2003 and is offset by a decrease in goodwill amortization as a result of the adoption of SFAS 142.

    The following table presents the estimated future amortization of deferred stock compensation (in thousands):

                   Fiscal Year
                   2003 - remainder of fiscal year          $      2,551
                   2004                                            4,141
                   2005                                            2,800
                   2006                                            1,057
                   2007 and thereafter                               295
                                                            --------------
                   Total estimated future amortization of
                     deferred stock compensation            $     10,844
                                                            ==============

Other Income, Net

    Other income, net for the three months ended April 30, 2003 was $7.5 million and consisted primarily of the following: (i) realized gain on investments of $3.9 million; (ii) rental income of $2.7 million; (iii) interest income of $1.1 million; (iv) amortization of premium forwards and foreign currency forwards of $1.0 million; and (v) impairment charges related to certain assets in our venture portfolio of $1.1 million.

    Other income, net for the three months ended April 30, 2002 was $11.2 million and consisted primarily of the following: (i) realized gain on investments of $6.9 million; (ii) rental income of $2.4 million; (iii) interest income of $2.3 million; (iv) a net gain of $3.1 million related to the termination fee for the IKOS agreement net of costs incurred; and (v) impairment charges related to certain assets in our venture portfolio of $3.5 million.

    Other income, net for the six months ended April 30, 2003 was $16.7 million and consisted primarily of the following: (i) realized gain on investments of $11.5 million; (ii) rental income of $5.2 million; (iii) interest income of $2.3 million; (iv) amortization of premium forwards and foreign currency forwards of $2.1 million; (v) impairment charges related to certain assets in our venture portfolio of $2.1 million; and (vi) other miscellaneous expenses including foreign exchange gains and losses recognized during the quarter of $2.3 million.

    Other income, net for the six months ended April 30, 2002 was $22.3 million and consisted primarily of the following: (i) realized gain on investments of $13.5 million; (ii) rental income of $4.8 million; (iii) interest income of $4.5 million; (iv) a net gain of $3.1 million related to the termination fee for the IKOS agreement net of costs incurred; and (v) impairment charges related to certain assets in our venture portfolio of $3.5 million.

Liquidity and Capital Resources

    Cash, cash equivalents and short-term investments decreased $22.6 million, or 5%, to $392.1 million at April 30, 2003 from $414.7 million at October 31, 2002. Cash provided by operations was $151.5 million for the six months ended April 30, 2003. Cash was provided by net income adjusted for non-cash related items and for cash flows related to hedging activities, partially offset by cash used for changes in working capital balances, including decreases in accounts payables and accrued liabilities and increases in receivables partially offset by deferred revenue. Accounts receivable and deferred revenue increased due to the timing of installment billings to customers on long-term arrangements. Accounts payable and accrued liabilities decreased as a result of payments of merger-related accruals, commissions and year-end bonuses, partially offset by year-to-date accruals.

    Cash used in investing activities was $189.1 million for the six months ended April 30, 2003 as compared to cash provided by investing activities of $144.6 million for the same period in fiscal 2002. The decrease in cash provided by investing activities of $333.7 million is primarily due to two factors. During the six months ended April 30, 2003, we spent $162.5 million for acquisitions, net of cash received from the acquired companies. There were no acquisitions during the six months ended April 30, 2002. Net purchases of short- and long-term investments totaled $5.6 million for the six months ended April 30, 2003 as compared to net proceeds from sales of short- and long-term investments of $172.0 million for the same period in fiscal 2002. This decrease in cash provided in investing activities was offset by a decrease in cash used for capital expenditures. Capital expenditures totaled $19.7 million during the six months ended April 30, 2003 as compared to $26.5 million for the same period in fiscal 2002. The prior period included expenses for the construction of our Oregon facilities and for computing equipment to upgrade our systems infrastructure; these projects were completed in fiscal 2002.

    Cash used in financing activities was $4.4 million for the six months ended April 30, 2003 as compared to cash provided by financing activities of $76.4 million for the same period in fiscal 2002. The decrease of $80.8 million in cash provided by financing activities is primarily due to the repurchase of treasury stock of $67.8 million during the six months ended April 30, 2003, and a decrease in proceeds from the sale of shares pursuant to our employee stock option plans. We did not repurchase any treasury stock during the six months ended April 30, 2002.

    Accounts receivable, net of allowances, increased $38.8 million, or 19%, to $246.0 million at April 30, 2003 from $207.2 million at October 31, 2002. Days sales outstanding, calculated based on revenues for the most recent quarter and accounts receivable at the balance sheet date, increased to 77 days at April 30, 2003 from 61 days at October 31, 2002. The increase in days sales outstanding is due to a decrease in total revenue for the three months ended April 30, 2003 as compared to the three months ended October 31, 2002 and an increase in accounts receivable due to the timing of installment billings to customers on long-term arrangements.

    On March 1, 2003, we completed our acquisition of Numerical Technologies, Inc. We paid Numerical common stock holders $7.00 in cash in exchange for each share of Numerical common stock owned as of the merger date, or approximately $240.7 million in total. We paid for Numerical common stock out of our cash, cash equivalents and short-term investments.

Factors That May Affect Future Results

Continued  weakness  in  the  semiconductor  and  electronics   businesses  will
negatively impact our business.

     Synopsys' business depends on the semiconductor and electronics industries. During 2001 and 2002, these industries experienced steep declines in orders and revenue. Although there have been some positive indicators in the semiconductor and electronics industries in late 2002 and early 2003, recovery remains uncertain and subject to significant risks. Continuation or worsening of the current conditions in the semiconductor and electronics industries or continued consolidation among our customers would have a material adverse effect on our financial results.

     Customers continue to report a significant lack of visibility in their businesses, which has affected their buying behavior. Customers are scrutinizing their purchases of electronic design automation (EDA) software very carefully. In addition, they are increasingly demanding, and we have granted, extended payment terms on their purchases, negatively affecting our cash flow.

     Demand for EDA products depends largely upon new design starts by semiconductor manufacturers and their customers, the increasing complexity of designs and the number of design engineers. Since the beginning of 2001, several developments have negatively impacted our orders and revenue: (i) many semiconductor and electronics companies have cancelled or deferred design projects and reduced their design engineering staffs; (ii) the formation of new companies engaged in semiconductor design, traditionally an important source of new business for us, has slowed significantly; and (iii) a small number of existing customers have gone out of business, while others have had to substantially curtail their operations. To the extent these conditions continue, our business, operating results and financial condition will be materially and adversely affected.

     Further, partnerships and/or mergers in the semiconductor and electronics industries may also negatively affect demand for our products and services.

Given current market conditions, the rate of mergers and acquisitions may increase during the remainder of 2003, which could reduce the aggregate level of purchases of our products and services by the companies involved.

Our revenue and earnings may fluctuate, which could cause our financial results not to meet expectations.

    Many factors affect our revenue and earnings, making it difficult to predict revenue and earnings for any given fiscal period. Accordingly, our financial results may not meet investor and analyst expectations, which could cause our stock price to decline. Among these factors are customer demand, product license terms, and the timing of revenue recognition on products and services sold.

    The following are some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods:

o Due to the complexity of our products, customers spend a great deal of time reviewing and testing them before making a purchase decision. Accordingly, our customers' evaluation and purchase cycles do not necessarily match our quarterly periods. Further, sales of our products and services may be delayed if customers delay project approval or project starts because of budgetary constraints, internal review procedures or their budget cycles. Also, we may receive a disproportionate volume of orders in the last weeks of a quarter. As a result, if a customer delays any order, and especially a large order, beyond the end of a fiscal period, our orders and revenue for that period could be below our plan and any targets we may have published.

o Our business is seasonal. Our orders and revenue are typically lowest in our first fiscal quarter and highest in our fourth fiscal quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year.

o We base our revenue and earnings targets for any fiscal period, in part, upon assumptions that we will achieve a certain volume of orders, and a mix of perpetual licenses (on which revenue is recognized in the quarter shipped) and TSLs (on which revenue is recognized over the term of the license) within a specified range, which we adjust from time to time. If we do not meet our overall orders targets, our revenue and earnings will likely not meet expectations, though if perpetual orders are higher than the expected range, our revenue and earnings for the period may be on or above target, but revenue in future periods would be lower than expected. Conversely, if we meet our overall orders target, but perpetual orders are below the expected range, our revenue will be below our target for the quarter (though the shortfall should be recognized in future quarters as TSL revenue is recognized over the term of license booked during the quarter).

o Accounting rules determine when we recognize revenue on our orders, and therefore impact how much revenue we will report in any given fiscal period. In general, we recognize TSL revenue ratably over the license term and recognize perpetual license revenue upon product delivery. For any given order, however, the specific terms we agree to with a customer may, under applicable accounting rules, require revenue treatment different from assumptions we have used in developing our financial plans. As a result, our revenue for the fiscal period may be higher or lower than it otherwise would have been, and different than our plan or any announced targets for the period.

Competition may have a material adverse effect on our results of operations.

    The EDA industry is highly competitive. As a result, average prices may fall or we could lose customers to other vendors, which would harm our operating results. We compete against other EDA vendors, and with customers' internally developed design tools and internal design capabilities, for a share of our customers' EDA budgets. In general, competition is based on product quality and features, post-sale support, interoperability with other vendors' products, price, payment terms and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation, as well as companies that offer products focused on a discrete phase of the integrated circuit design process, such as Magma Design Automation,

Inc.,  Verisity Design,  Inc., and Nassda  Corporation.  In the current economic
environment,   price  and  payment  terms  have  become  increasingly  important competitive factors. Since early fiscal 2002, we have regularly agreed to extended payment terms on our TSLs, negatively affecting cash flow from operations. In addition, in certain situations our competitors are aggressively discounting their products.

We may not compete effectively, if we do not develop an integrated design flow product and other new products.

    Increasingly,  EDA companies  compete on the basis of design flows involving integrated logic and physical design products rather than on the basis of individual point tools performing a discrete phase of the design process. If we do not successfully and timely develop integrated design flow products, or if we do not convince customers to adopt these products when developed, our competitive position could be significantly weakened.

    Offering an integrated design flow will become increasingly important as ICs grow more complex. Our products compete principally with design flow products from Cadence and Magma, which in some respects may be more integrated than our products. In January 2003 we introduced our Galaxy Design Platform, which partially integrates the full suite of Synopsys' design implementation products. Our future success depends on our ability to further integrate our products in the Galaxy Design Platform. This effort will continue to require significant engineering and development work. We can provide no assurances that we will be able to offer a competitive complete design flow to customers.

    To increase our revenues over the long term, we will have to enhance our existing products, introduce new products, gain broad customer acceptance of those products and generate growth in our consulting services business. In addition to the integration of our design implementation products in the Galaxy Design Platform, in May 2003 we announced our plans to integrate our functional verification products into the Discovery Verification Platform. Further, we are expanding our intellectual property design components offerings, and with the Numerical acquisition are attempting to bolster our suite of design-for-manufacturing products. It is difficult for us to predict the success of these product initiatives and the growth of the markets for these products. In the past, we, like all companies, have introduced new products that failed to meet our revenue expectations. Therefore, we can provide no assurances that we will successfully expand revenue from our existing or new products at the desired rate. If we fail to do so, it would materially and adversely affect our business, financial condition and results of operations.

Businesses we have acquired or that we may acquire in the future may not perform as projected.

    We have acquired a number of companies in recent years, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. During 2002, we acquired Avant!, inSilicon and Co-Design, and during the second quarter of fiscal 2003, we acquired Numerical. In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems in integrating the acquired products and employees into our business, challenges in insuring acquired products and the development practices of employees of acquired companies meet our quality standards, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, adverse effects on customer buying patterns and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to us, we can provide no assurances that any acquisition will have a positive effect on our performance.

Customer payment defaults could adversely affect our financial condition and results of operations.

    Our backlog consists principally of customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are not cancelable, but will not yield the expected revenue and cash flow if the customer defaults and fails to pay amounts owed. In these cases, we will generally take legal action to recover amounts owed. To date, we have not experienced a material level of defaults, though in the current economic environment the level of defaults may increase. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Any material payment default by our customers would have a material adverse effect on our financial condition and results of operations.

The impact of SARS,  stagnation  of foreign  economies,  foreign  exchange  rate
fluctuations  or  other   international   issues  could  adversely   affect  our
performance.

     During the six months ended April 30, 2003, we derived 48% of our revenue from outside North America as compared to 35% and 37% during fiscal 2002 and 2001, respectively. Recently, there have been indications that the outbreak of Severe Acute Respiratroy Syndrome (SARS) is disrupting business operations, sales activities and decision-making in our industry, primarily overseas, but in some cases, domestically as well. If the SARS outbreak continues or worsens, it would have an adverse effect on sales of our products.

     Foreign sales are vulnerable to regional or worldwide economic or political conditions, including the effects of international political conflict or hostilities. The global electronics industry experienced steep declines in 2001 and 2002, and we do not expect material recovery in 2003. In particular, a number of our largest European customers are in the telecommunications equipment business, which has been disproportionately affected during this period. While sales in Japan were strong during the second quarter, accounting for 35% of the Company's revenue, we expect sales will return to historical levels in the third quarter and beyond. Furthermore, achievement of our overall orders and revenue plans assume growth in the Asia Pacific region, which may not be achieved and could be difficult if growth in the rest of the world's economies does not accelerate.

    Fluctuations in the rate of exchange between the U.S. dollar and currencies of other countries in which we conduct business, principally the Euro and the Japanese yen, could materially and adversely affect our business, operating results and financial condition. Fluctuations in foreign currency exchange rates may make our products more expensive to foreign customers, increase the dollar cost of expenses denominated in non-dollar currencies or reduce the revenue realized from overseas sales. We attempt to hedge our risks related to certain forecasted accounts receivable and accounts payable, but not expenses denominated in foreign currencies. If a foreign currency increases in value relative to the dollar, then the dollar value of expenses denominated in that currency and forecasted accounts receivable increase. If a foreign currency decreases in value relative to the dollar, then the dollar value of expenses denominated in that currency and forecasted accounts receivable decrease. Changes in the dollar value of forecasted accounts receivable of our foreign subsidiaries would impact the revenue we recognize from such receivables. In recent months, the Euro and the yen have increased in value relative to the dollar, in effect increasing our foreign currency-denominated expenses. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, operating results and financial condition.

Terrorist acts and acts of war may seriously harm our financial condition and results of operations.

    Terrorist acts or acts of war (wherever located around the world) may damage or disrupt Synopsys, our employees, facilities, partners, suppliers, or customers, or cause unpredictable swings in foreign currency exchange rates, all of which could significantly impact our results of operations and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways we cannot presently predict. We are predominantly uninsured for losses and interruptions caused by acts of war.

A failure to recruit and retain key employees would have a material adverse effect on our ability to compete.

    To be successful, we must attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. Despite recent economic conditions, skilled technical, sales and management employees remain in high demand. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense. Companies in the EDA industry and in the general electronics industry value experience at Synopsys, and our employees, including employees who have joined Synopsys in connection with acquisitions, are recruited aggressively. In the past, we have had high employee turnover, which may recur in the future. We can provide no assurances that we can continue to recruit and retain the technical and managerial personnel we need to run our business successfully. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

    In addition, recently-proposed regulations of the Nasdaq National Market and the New York Stock Exchange regarding shareholder approval of equity-compensation plans could make it more difficult or more expensive for us to grant stock options to employees in the future. As a result, we may incur increased cash compensation costs, may lose top employees to non-public start-up companies, or may generally find it more difficult to attract, retain and motivate employees, any one of which could materially and adversely affect our business.

Failing to protect our proprietary technology would have a material adverse effect on our financial condition and results of operations.

    Our success depends, in part, upon our proprietary technology and other intellectual property rights. We rely on agreements with customers, employees and others, and on intellectual property laws to protect our proprietary technology. We can provide no assurances that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Moreover, effective intellectual property protection may be unavailable or limited in certain foreign countries. Failure to obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, could have a material adverse effect on our business, financial condition and results of operations.

    In addition, from time to time we are subject to claims that our products, or the use of our products by our customers, infringe on third party intellectual property rights. These types of claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, or require us to redesign certain of our products, anyone of which could materially and adversely affect our business.

Our operating expenses do not fluctuate proportionately with fluctuations in revenues, which could materially adversely affect our results of operations if we have a revenue shortfall.

    We base our operating expenses in part on our expectations of future revenue, and generally must commit to expense levels in advance of revenue. Since only a small portion of our expenses varies with revenue, a revenue shortfall translates directly into a reduction in net income. If we do not generate anticipated revenue or maintain expenses within expected ranges, however, our business, financial condition and results of operations would be materially and adversely affected.

We have adopted anti-takeover provisions, which may delay or prevent changes in control of management.

    We have adopted a number of provisions that could have anti-takeover effects. Our Board of Directors has adopted a Preferred Shares Rights Plan, commonly referred to as a poison pill. In addition, our Board of Directors has the authority, without further action by its stockholders, to issue additional shares of common stock and to fix the rights and preferences of, and to issue authorized but undesignated shares of, preferred stock. These and other provisions of Synopsys' Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may deter hostile takeovers or delay or prevent changes in control of management of Synopsys, including transactions in which Synopsys stockholders might otherwise receive a premium for their shares over then current market prices.

We are subject to changes in financial accounting standards, which may affect our reported financial results, or the way we conduct business.


    We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. Accounting policies affecting software revenue recognition, in particular, have been the subject of frequent interpretations, which have had a profound affect on the way we license our products. As a result of the recent enactment of the Sarbanes-Oxley Act and the related scrutiny of accounting policies by the SEC and by the various national and international accounting industry bodies, we expect the frequency of accounting policy changes to accelerate. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.


      The FASB has proposed a change to GAAP that will require us in fiscal 2004 to begin accounting for options as a compensation expense commencing in the period in which they are granted. Synopsys currently accounts for stock options under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. As currently permitted by SFAS 123, we use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to our employees. Under this standard, we do not consider stock option grants issued under our employee stock option plans to be compensation, because the exercise price is equal to the fair market value on the grant date, although we disclose the impact of "expensing" stock options in the notes to our consolidated financial statements. If this proposal is adopted, expensing stock options will significantly and adversely affect our reported results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

    Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We place our investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. The policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not anticipate any material losses due to this risk with respect to our investment portfolio.

    The following table presents the carrying value and related weighted-average total return for our investment portfolio. The carrying value approximates fair value at April 30, 2003. In accordance with our investment policy, the weighted-average maturities of our total invested funds does not exceed one year.



                                                                            Weighted-Average
                                                              Carrying        After Tax
                                                               Amount           Return
                                                          ----------------- ---------------
                                                           (in thousands)
      Short-term investments-- fixed rate (US)            $     123,277          1.50%
      Money market funds-- variable rate (US)                   130,846          0.99%
      Cash  deposits  and money  market funds-- variable
         rate (Ireland)                                         100,388          0.72%
                                                          -----------------
         Total interest bearing instruments               $     354,511          1.09%
                                                          =================


Foreign Currency Risk

    At the present time, we hedge only (i) those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and
(ii) forecasted accounts receivable and accounts payable denominated in non-functional currencies. Our hedging activities are intended to offset the impact of currency fluctuations on the value, as measured in the relevant non-functional currency, of these balances. The success of these activities depends upon the accuracy of our estimates of balances denominated in various currencies and in fluctuations of foreign currencies, primarily the Euro, Japanese yen, Taiwan dollar, British pound sterling, Canadian dollar, Singapore dollar, Korean won and Israeli shekel. If a non-functional currency increases in value relative to the functional currency, then the value of expenses, assets, liabilities and forecasted accounts receivable denominated in that currency increases. If a non-functional currency declines in value relative to the functional currency, then the value of expenses, assets, liabilities and forecasted accounts receivable denominated in that currency decreases. Looking forward, to the extent our estimates of various balances denominated in foreign currencies prove not to be accurate, then we will record a gain or loss, depending upon the nature and extent of such inaccuracy. We can provide no assurances that our hedging transactions will be effective.

    Foreign currency contracts entered into in connection with our hedging activities contain credit risk in that the counterparty may be unable to meet the terms of the agreements. We have limited these agreements to major financial institutions to reduce this credit risk. Furthermore, we monitor the potential risk of loss with any one financial institution. We do not enter into forward contracts for speculative purposes.

    In May 2003, we changed the functional reporting currency of our principal Irish subsidiary to the US dollar, based on a determination that a high percentage of its sales, and the resulting accounts receivable, are denominated in US dollars through its sales in Europe and Asia, while its expenditures in local currency are relatively small.

    The following table provides information about our foreign currency contracts at April 30, 2003. Due to the short-term nature of these contracts, the contract rates approximate the weighted-average currency exchange rates at

April 30, 2003. These forward contracts mature in approximately thirty days and contracts are rolled-forward on a monthly basis to match firmly committed transactions.

                                                 USD Amount      Contract Rate
                                              ----------------- ----------------
                                               (in thousands)
Forward Net Contract Values:
  Japanese yen                                $     158,722         119.8788
  Euro                                               29,783           0.9075
  Canadian dollar                                     4,312           1.4527
  British pound sterling                              5,873           0.6300
  Israeli shekel                                      1,423           4.5587
  Korean won                                          2,741        1225.7500
  Singapore dollar                                      783           1.7767
  Taiwan dollar                                       5,866          34.9700
                                              -----------------
                                              $     209,503
                                              =================

    Net unrealized gains of approximately $21 million, net of tax on the outstanding forward contracts, as of April 30, 2003 are included in other comprehensive income on the unaudited condensed consolidated balance sheet as of April 30, 2003. Net cash inflows on maturing forward contracts during the quarter were $4.8 million.

ITEM 4. CONTROLS AND PROCEDURES

    (a) Evaluation of Disclosure Controls and Procedures. As of a date within the 90 days prior to the date of this report (the "Evaluation Date"), the
Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 14d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Notwithstanding these limitations, based upon and as of the date of the Company's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

    (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 4, Legal Proceedings, of Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION

Stock Option Plans

    Under our 1992 Stock Option Plan (the 1992 Plan), 19,475,508 shares of common stock have been authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors may grant either incentive or non-qualified stock options to purchase shares of common stock to eligible individuals at not less than 100% of the fair market value of those shares on the grant date. Stock options generally vest over a period of four years and expire ten years from the date of grant. At April 30, 2003, 5,547,075 stock options remain outstanding and 3,799,383 shares of common stock are reserved for future grants under this plan.

    Under our Non-Statutory Stock Option Plan (the 1998 Plan), 26,623,534 shares of common stock have been authorized for issuance. Pursuant to the 1998 Plan, the Board of Directors may grant non-qualified stock options to employees, excluding executive officers. Exercisability, option price and other terms are determined by the Board of Directors, but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options generally vest over a period of four years and expire ten years from the date of grant. At April 30, 2003, 18,188,858 stock options remain outstanding and 4,667,961 shares of common stock were reserved for future grants under this plan.

    Under our 1994  Non-Employee  Directors  Stock  Option  Plan (the  Directors
Plan), 900,000 shares have been authorized for issuance. The Directors Plan provides for automatic grants to each non-employee member of the Board of Directors upon initial appointment or election to the Board, reelection and for annual service on Board committees. The option price shall not be less than 100% of the fair market value of those shares on the grant date. Under the Directors Plan, new directors receive an option for 20,000 shares, vesting in equal installments over four years. In addition, each continuing director who is elected at an annual meeting of stockholders receives an option for 10,000 shares and an additional option for 5,000 shares for each Board committee membership, up to a maximum of two committee service grants per year. The annual and committee service option grants vest in full on the date immediately prior to the date of the annual meeting following their grant. In the case of directors appointed to the board between annual meetings, the annual and any committee grants are prorated based upon the amount of time since the last annual meeting. At April 30, 2003, 542,246 stock options remain outstanding and 195,173 shares of common stock were reserved for future grants under this plan.

    We have assumed certain option plans in connection with business combinations. Generally, these options were granted under terms similar to the terms of our option plans at prices adjusted to reflect the relative exchange ratios. We terminated all assumed plans as to future grants upon completion of each of the business combinations.

    We monitor dilution related to our option program by comparing net option grants in a given year to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at the end of the year. The option dilution percentages were (0.1)% and 3.4% for the six months ended April 30, 2003 and fiscal 2002, respectively. We also have a share repurchase program where we regularly repurchase shares from the open market to attempt to maintain the number of our common shares outstanding.

    A summary of the distribution and dilutive effect of options granted is as follows:

                                                                  ---------------------- ---------------
                                                                    SIX MONTHS ENDED       YEAR ENDED
                                                                        APRIL 30,         OCTOBER 31,
                                                                          2003                2002
                                                                  ---------------------- ---------------
 Net  grants  during  the period as  percentage  of  outstanding
   shares exclusive of options assumed in acquisitions                     (0.1)%            3.4%
Grants to Named  Executive  Officers,  as defined below,  during
   the period as percentage of total options granted                       15.8%             9.3%
Grants to Named Executive Officers during the period as
   percentage of outstanding shares                                         0.3%             0.5%
Total  outstanding  options held by Named Executive  Officers as
   percentage of total options outstanding                                 14.5%            13.7%

    A summary of our option activity and related weighted-average exercise prices for fiscal 2002 through the six months ended April 30, 2003 is as follows:

                                                                        Options Outstanding
                                                                   ------------------------------
                                                                                    Weighted-
                                                     Shares                          Average
                                                  Available for       Number         Exercise
                                                     Options         of Shares        Price
                                                ------------------ -------------- ---------------
                                                    (in thousands, except per share amounts)
         Balance at October 31, 2001                    8,209          25,920     $    40.10
            Grants                                     (4,081)          4,081     $    47.88
            Options assumed in acquisitions                --           2,511     $    37.16
            Exercises                                      --          (2,851)    $    34.43
            Cancellations                               1,585          (1,681)    $    42.93
            Additional shares reserved                  2,700              --             --
                                                ------------------ --------------
         Balance at October 31, 2002                    8,413          27,980     $    41.40
            Grants                                     (1,233)          1,233     $    42.46
            Options assumed in acquisitions                --           1,057     $    49.59
            Exercises                                      --          (1,563)    $    32.01
            Cancellations                               1,332          (1,464)    $    46.21
            Additional shares reserved                    150              --             --
                                                ------------------ --------------
         Balance at April 30, 2003                      8,662          27,243     $    42.04
                                                ================== ==============


    At April 30, 2003, a total of 19.5 million, 26.6 million and 900,000 shares were reserved for issuance under our 1992, 1998 and Directors Plans, respectively, of which 8.7 million shares were available for future grants. For additional information regarding our stock option activity during fiscal 2002 and 2001, please see Note 6 of Notes to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K, as amended.

    A summary of outstanding in-the-money and out-of-the-money options and related weighted-average exercise prices at April 30, 2003 is as follows:

                                           Exercisable             Unexercisable             Total
                                      ----------------------- ---------------------- ---------------------
                                                  Weighted-               Weighted-             Weighted-
                                                   Average                 Average               Average
                                                  Exercise                Exercise              Exercise
                                        Shares      Price       Shares      Price      Shares     Price
                                      ----------- ----------- ----------- ---------- ---------- ----------
                                                   (in thousands, except per share amounts)
In-the-Money                             12,977   $   36.71       7,800   $   38.15    20,777   $   37.25
Out-of-the-Money (1)                      3,864   $   57.93       2,602   $   56.63     6,466   $   57.41
                                      -----------             -----------            ----------
Total Options Outstanding                16,841   $   41.58      10,402   $   42.78    27,243   $   42.04
                                      ===========             ===========            ==========


       (1)Out-of-the-money options are those options with an exercise price equal to or above the closing price of $49.84 on April 30, 2003, the last trading day for the six months ended May 2, 2003.

    The following table sets forth further information regarding individual grants of options during the six months ended April 30, 2003 for the Chief Executive Officer and each of the other four most highly compensated executive officers whose compensation for fiscal 2002 exceeded $100,000 (the Named Executive Officers).

                                                                                         Potential Realizable Value
                                                                                         at Assumed Annual Rates of
                                                                                          Stock Price Appreciation
                             Individual Grants                                               for Option Term ($)
                      --------------------------------                                   ----------------------------
                         Number of       Percent of
                         Securities         Total         Range of
                        Under-lying        Options        Exercise
        Name              Options        Granted to        Prices      Expiration Date        5%            10%
                        Granted (1)     Employees (2)    ($/Share)
--------------------- ----------------- -------------- --------------- ----------------- -------------- -------------
Aart J. de Geus            38,250           3.10%      $40.92 - $43.45 12/09/12-02/25/13   $1,032,073     $2,615,475

Chi-Foon Chan              37,575           3.05%      $40.92 - $43.45 12/09/12-02/25/13   $1,014,702     $2,571,454

Vicki L. Andrews           19,075           1.55%      $40.92 - $43.45 12/09/12-02/25/13   $  512,522     $1,298,832

Steven K. Shevick          46,675           3.79%      $40.92 - $43.45 12/09/12-02/25/13   $1,225,018     $3,104,437

Sanjiv Kaul                23,775           1.93%      $40.92 - $43.45 12/09/12-02/25/13   $  639,042     $1,619,459



     (1) Sum of all option grants made during the six months ended April 30, 2003 to such person. Options become exercisable ratably in a series of monthly installments over a four-year period from the grant date, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of ten years, subject to earlier termination upon the optionee's cessation of service.
     (2) Based on a total of 1,233,110 shares subject to options granted to employees under Synopsys' option plans during the six months ended April 30, 2003.

    The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our Named Executive Officers during the six months ended April 30, 2003:

                                                         Number of Securities         Value of In-the-Money
                            Shares                      Underlying Unexercised              Options at
                         Acquired On       Value       Options at April 30, 2003        April 30, 2003 (2)
         Name              Exercise     Realized (1)   Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------- --------------- ------------- ---------------------------- -----------------------------
 Aart J. de Geus                --               --    1,418,413      348,537      $15,322,564    $ 2,937,800
 Chi-Foon Chan                  --               --      926,537      298,938      $ 8,419,367    $ 2,429,888
 Vicki L. Andrews               --               --      134,818      150,823      $   923,008    $   949,890
 Steven K. Shevick              --               --      129,639       99,336      $ 1,251,695    $   766,661
 Sanjiv Kaul                    --               --      247,810      156,527      $ 2,366,296    $   785,702


         (1)    Market value at exercise less exercise price.
         (2) Market value of underlying securities at May 2, 2003 ($49.84) minus the exercise price.

    The following table provides information regarding equity compensation plans approved and not approved by security holders at April 30, 2003 (in thousands, except price per share amounts):

                                                Number of                             Number of Securities
                                             Securities to be     Weighted-Average      Remaining Available
                                               Issued Upon       Exercise Price of     for Future Issuance
                                               Exercise of          Outstanding           Under Equity
                                               Outstanding            Options,         Compensation Plans
                                            Options, Warrants,     Warrants, and      (Excluding Securities
                                                and Rights             Rights          Reflected in Column (a))
              Plan Category                        (a)                  (b)                    (c)
------------------------------------------ --------------------- ------------------- ------------------------
Employee Equity Compensation Plans
  Approved by Stockholders (1)                   6,089,321             $  40.54               6,493,339
Employee Equity Compensation Plans Not
  Approved by Stockholders (2)                  18,188,858             $  42.78               4,667,961
                                           ---------------------                     ------------------------
Total                                           24,278,179 (3)         $  42.22              11,161,300 (4)
                                           =====================                     ========================


         (1) Synopsys' stockholder approved equity compensation plans include the 1992 Plan, the Directors Plan and the Employee Stock Purchase Plans.
         (2) Synopsys' only non-stockholder approved equity compensation plan is the 1998 Plan.
         (3) Does not include information for options assumed in connection with mergers and acquisitions. As of April 30, 2003, a total of 2,964,744 shares of our common stock were issuable upon exercise of such outstanding options.
         (4) Comprised of (i) 3,799,383 shares remaining available for issuance under the 1992 Plan, (ii) 4,667,961 shares remaining available for issuance under the 1998 Plan, (iii) 195,173 shares remaining available for issuance under the Directors Plan, and (iv) 2,498,783 shares remaining available for issuance under the Employee Stock Purchase Plans as of April 30, 2003.

Pre-approvals of Non-Audit Services by Audit Committee

         Pursuant to Section 10A(i)(1)(A) of the Exchange Act, during the fiscal quarter ended April 30, 2003 the Audit Committee pre-approved the following non-audit services to be performed by KPMG LLP, as its independent auditors:

        1.       Deliver consent for Form S-8 Registration Statement;
        2.       Perform potential acquisition due diligence;
        3. Consultation related to income tax accounts for acquisition completed during the quarter; and
        4.       Consultation related to Sarbanes-Oxley Act compliance matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a.)     Exhibits

  3.1  Fourth Amended and Restated Certificate of Incorporation(1)
  3.2  Certificate of Designation of Series A Participating Preferred Stock(2)
  3.3 Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation (3)
  3.4  Restated Bylaws of Synopsys, Inc. (1)
  4.1  Reference is made to Exhibits 3.1 through 3.3.
  99.1 Certification of Chief Executive Officer and Chief Financial and Principal Accounting Officer furnished pursuant to 18 U.S.C. Section
       1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    -------------------------

 (1) Incorporated by reference from exhibit to Synopsys' Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1999.
 (2) Incorporated by reference from exhibit to Amendment No. 1 to Synopsys' Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 13, 1999.
 (3) Incorporated herein by reference from exhibit to Synopsys' Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.

(b.)     Reports on Form 8-K

    The  Registrant  filed a Report  on Form  8-K with the SEC on March 5,  2003
reporting   under  Item  5  the  completion  of  its  acquisition  of  Numerical
Technologies, Inc. on March 1, 2003.

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

                                                  Date: June 13, 2003

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


Date: June 13, 2003


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


Date: June 13, 2003




                                                   /s/ STEVEN K. SHEVICK
                                                   Steven K. Shevick
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

    Exhibit No.   Description

    3.1           Fourth Amended and Restated Certificate of Incorporation(1)
    3.2           Certificate of Designation of Series A Participating Preferred
                  Stock(2)
    3.3 Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation (3)
    3.5           Restated Bylaws of Synopsys, Inc. (1)
    4.1           Reference is made to Exhibits 3.1 through 3.3.
    99.1 Certification of Chief Executive Officer and Chief Financial and Principal Accounting Officer furnished pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    -------------------------

   (1) Incorporated by reference from exhibit to Synopsys' Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1999.
   (2) Incorporated by reference from exhibit to Amendment No. 1 to Synopsys' Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 13, 1999
   (3) Incorporated herein by reference from exhibit to Synopsys' Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2000.