Form 10-K/A
period 2002-10-31
SYNOPSYS INC
filed 2003-07-09
CIK 883241

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                               AMENDMENT NO. 4 TO
                                    FORM 10-K

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

                         PREFERRED SHARE PURCHASE RIGHTS

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [X] No

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
    [X] Yes  [ ] No

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $1,699,717,300.

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 7, 2003 was approximately $3,038,579,800. On July 7, 2003 approximately 77,253,625 shares of the registrant's Common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

EXPLANATORY NOTE

     This Amendment No. 4 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002 is being filed in order to revise the pro forma disclosure information that is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for each of the years ended October 31, 2000, 2001 and 2002. For ease of reference, the Registrant has also incorporated the changes from Amendment Nos. 1-3. Except as so indidated, the Registrant has made no other changes to its Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

                                 SYNOPSYS, INC.

                           ANNUAL REPORT ON FORM 10-K
                           Year ended October 31, 2002

                               TABLE OF CONTENTS
                                                                        Page No.
PART I

  Item 1.   Business.....................................................   1
  Item 2.   Properties...................................................  12
  Item 3.   Legal Proceedings............................................  13
  Item 4.   Submission of Matters to a Vote of Security Holders..........  15

PART II

  Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................  16
  Item 6.   Selected Financial Data......................................  16
  Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................  17
  Item 7a.  Quantitative and Qualitative Disclosure About Market Risk....  45
  Item 8.   Financial Statements and Supplementary Data..................  46
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  76

PART III

  Item 10.  Directors and Executive Officers of the Registrant...........  77
  Item 11.  Executive Compensation.......................................  80
  Item 12.  Security Ownership of Certain Beneficial Owners and
               Management................................................  82
  Item 13.  Certain Relationships and Related Transactions...............  83
  Item 14.  Controls and Procedures......................................  83

PART IV

  Item 15.  Exhibits, Financial Statements, Schedules and Reports
               on Form 8-K...............................................  84

  SIGNATURES............................................................   86
  CERTIFICATIONS........................................................   88

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

    During fiscal 2003, Synopsys has established a target for ratable license orders as a proportion of total license orders of between 73% and 78%, and for perpetual license orders as a proportion of total product orders of between 22% to 27%. This range may be subject to change in market conditions during the year.

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

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company and their ages, as of January 1, 2003, are as follows:

    NAME                AGE                        POSITION
    ----                ---                        --------
    Aart J. de Geus.....48....Chief Executive Officer and Chairman of the Board
                              of Directors
    Chi-Foon Chan.......52....President, Chief Operating Officer
    Vicki L. Andrews....47....Senior Vice President, Worldwide Sales
    Steven K. Shevick...46....Senior Vice President, Finance and Chief Financial
                                   Officer

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item is set forth on page 84 of this Synopsys 2002 Annual Report on Form 10-K.

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

     In fiscal 2001, other income, net of other expense was $83.8 million. The balance consists primarily of the following: (i) a gain of $10.6 million on the sale of our silicon libraries business to Artisan (ii) $5.8 million in impairment charges related to certain assets in our venture portfolio, (iii) realized gains on investments of $55.3million, (iv) rental income of $8.6 million, (v) interest income of $12.8 million and (vi) and other miscellaneous expenses including amortization of premium forwards and foreign exchange gains and losses recognized during the fiscal year of $2.3 million.

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

    INTANGIBLE ASSET                          (IN THOUSANDS)       ESTIMATED USEFUL LIFE
-------------------------------------------- ----------------- --------------------------------
    Core/developed technology                  $   189,800         3 years
    Contract rights intangible                      51,700         3 years
    Customer installed base/relationship           102,900         6 years
    Trademarks and tradenames                       17,700         3 years
    Covenants not to compete                         9,100         The  life  of  the  related
                                                                   agreement  (2 to 4 years)
    Customer backlog                                 2,100         3 years
                                             -----------------
    Total                                      $   373,300
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

     PURCHASE PRICE. Holders of inSilicon common stock received $4.05 in exchange for each share of inSilicon common stock owned as of the merger date, or approximately $65.4 million. The total purchase consideration consists of the following:

     (IN THOUSANDS)
     Cash paid for inSilicon common stock                     $    65,386
     Acquisition related costs                                      6,221
     Fair value of options to purchase  Synopsys
       common stock  issued, less $1.7  million
       representing  the  portion of the  intrinsic
       value  of  inSilicon's   unvested  options
       applicable  to  the remaining vesting period                 2,975
                                                              ---------------
                                                              $    74,582
                                                              ===============

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

                                                                    YEAR ENDED OCTOBER 31,
                                                             -------------------------------------
                                                                   2002               2001
                                                             ----------------- -------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                           AMOUNTS)
         Revenues                                             $     1,186,916   $     1,100,249
         Net income                                           $       117,494   $        78,909

         Basic earnings per share                             $          1.56   $          1.05
                                                                       75,311            75,131
         Weighted average common shares outstanding
         Diluted earnings per share                           $          1.49   $          0.98
         Weighted average common shares and dilutive stock
            options outstanding                                        78,656            80,180

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

    A summary of the distribution and dilutive effect of options granted is as follows:

                                                        YEAR ENDED OCTOBER 31,
                                                     ---------------------------
                                                           2002         2001
                                                     ------------ --------------

Net grants during the period as percentage
   of outstanding shares                                   3.4%         6.3%
Grants to Named Executive Officers during
   the period as percentage of total options granted       9.3%         5.1%

Grants to Named Executive Officers during the period
   as percentage of outstanding shares                     0.5%         0.5%

Total outstanding options held by Named Executive
   Officers as percentage of total options outstanding    13.7%         13.6%

    A summary of our stock option activity and related weighted-average exercise prices for fiscal 2002 is as follows:

                                                                OPTIONS OUTSTANDING
                                                           ------------------------------
                                                                            WEIGHTED-
                                             SHARES                          AVERAGE
                                          AVAILABLE FOR       NUMBER         EXERCISE
                                             OPTIONS         OF SHARES        PRICE
                                        ------------------ -------------- ---------------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Balance at October 31, 2001                  8,209          25,920     $    40.10
     Grants                                    (4,081)          4,081     $    47.88
     Options assumed in acquisitions               --           2,511     $    37.16
     Exercises                                     --          (2,851)    $    34.43
     Cancellations                              1,585          (1,681)    $    42.93
     Additional shares reserved                 2,700              --             --
                                        ------------------ --------------
   Balance at October 31, 2002                  8,413          27,980     $    41.40
                                        ================== ==============

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

    A summary of outstanding in-the-money and out-of-the-money options and related weighted-average exercise prices as of October 31, 2002 is as follows:

                                                    EXERCISABLE(2)          UNEXERCISABLE             TOTAL
                                              ----------------------- ---------------------- ---------------------
                                                          WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                           AVERAGE                AVERAGE                AVERAGE
                                                          EXERCISE               EXERCISE               EXERCISE
                                                            PRICE                  PRICE                  PRICE
                                                SHARES                 SHARES                 SHARES
                                              ----------- ----------- ---------- ----------- ---------- ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        In-the-Money                              9,061   $   33.37       5,825  $   33.56     14,886   $   33.45
        Out-of-the-Money (1)                      6,034   $   50.97       7,060  $   49.97     13,094   $   50.43
                                              -----------             ----------             ---------
        Total Options Outstanding                15,095   $   40.41      12,885  $   42.56     27,980   $   41.40
                                              ===========             ==========             ==========


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

                                                                                                         POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED ANNUAL
                                                                                                         RATES OF STOCK PRICE
                                INDIVIDUAL GRANTS                                                      APPRECIATION FOR OPTION
                                                                                                               TERM ($)
                        --------------------------------                                           ------------------------------
                             NUMBER OF       PERCENT
                            SECURITIES       OF TOTAL          RANGE OF
                            UNDER-LYING      OPTIONS           EXERCISE
           NAME               OPTIONS        GRANTED            PRICES           EXPIRATION DATE          5%             10%
                            GRANTED (1)      TO                ($/SHARE)
                                             EMPLOYEES
                                                (2)
----------------------- ----------------- -------------- ------------------- --------------------- -------------- ---------------
   Aart J. de Geus         106,500             2.69%        $44.56-- $56.17   12/17/11 -- 8/27/12     $3,533,394     $8,954,315

   Chi-Foon Chan           91,700              2.32%        $44.56-- $56.17   12/17/11 -- 8/27/12     $3,028,417     $7,674,603

   Vicki L. Andrews        72,900              1.84%        $44.56-- $56.17   12/17/11 -- 8/27/12     $2,417,345     $6,126,027

   Robert B. Henske        73,300              1.85%        $44.56-- $56.17   12/17/11 -- 8/27/12     $2,429,772     $6,157,520

   Steven K. Shevick       25,300              0.64%        $44.56-- $56.17   12/17/11 -- 8/27/12       $825,997     $2,093,239

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

   The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our Named Executive Officers at October 31, 2002:

                                                          NUMBER OF SECURITIES       VALUE OF IN-THE-MONEY OPTIONS
                              SHARES                     UNDERLYING UNEXERCISED                    AT
                              ACQUIRED     VALUE         OPTIONS AT OCTOBER 31,           OCTOBER 31, 2002 (2)
             NAME                ON        REALIZED               2002                 EXERCISABLE/UNEXERCISABLE
                              EXERCISE       (1)        EXERCISABLE/UNEXERCISABLE
   ----------------------- ------------ ------------ ---------------------------- ----------------------------------
       Aart J. de Geus                                                447,606             $4,659,659    $1,236,025
                                   --            --     1,281,094
       Chi-Foon Chan               --            --       810,462     377,438             $1,919,835    $  945,044
       Vicki L. Andrews        50,000     $ 962,700        93,908     172,658             $  138,782    $  389,438
       Robert B. Henske            --            --       236,633     237,167             $  607,275    $  467,825
       Steven K. Shevick        5,000     $ 132,725       109,082      73,218             $  349,036    $  163,144

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

   The following table provides information regarding equity compensation plans approved and not approved by security holders as of October 31, 2002 (in thousands, except price per share amounts):

                                                                                              NUMBER OF
                                                                                              SECURITIES
                                                   NUMBER OF                             REMAINING AVAILABLE
                                               SECURITIES TO BE      WEIGHTED-AVERAGE    FOR FUTURE ISSUANCE
                                                  ISSUED UPON        EXERCISE PRICE          UNDER EQUITY
                                                  EXERCISE OF        OF OUTSTANDING       COMPENSATION PLANS
                                                  OUTSTANDING           OPTIONS,              (EXCLUDING
                                                   OPTIONS,           WARRANTS, AND           SECURITIES
                                                 WARRANTS, AND           RIGHTS          REFLECTED IN COLUMN
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


                                                \s\KPMG LLP


Mountain View, California November 20, 2002, except as to Note 13, which is as of January 13, 2003

                                 SYNOPSYS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                     ASSETS
                                                                             OCTOBER 31,
                                                                 ----------------------------------
                                                                      2002                 2001
                                                                 -----------------  ----------------
Current assets:
  Cash and cash equivalents...................................... $   312,580         $   271,696
  Short-term investments.........................................     102,153             204,740
                                                                 ----------------- -----------------
     Cash, cash equivalents and short-term investments.........       414,733             476,436
  Accounts receivable, net of allowances of $11,565 and
     $11,027, respectively.......................................     207,206             146,294
  Deferred taxes ................................................     282,867             149,239
  Prepaid expenses and other.....................................      24,509              19,413
                                                                 ----------------- -----------------
          Total current assets...................................     929,315             791,382
Property and equipment, net......................................     185,040             192,304
Long-term investments............................................      39,386              61,699
Goodwill, net....................................................     434,554              35,077
Intangible assets, net...........................................     355,334               3,197
Long-term deferred taxes and other assets........................      35,085              45,248
                                                                 ----------------- -----------------
          Total assets........................................... $ 1,978,714         $ 1,128,907
                                                                 ================= =================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities....................... $   246,789         $   135,272
  Current portion of long-term debt..............................       1,423                 535
  Accrued income taxes...........................................     169,912             110,561
  Deferred revenue...............................................     359,245             290,052
                                                                  ---------------- -----------------
          Total current liabilities..............................     777,369             536,420

Deferred compensation and other long-term liabilities............      36,387              17,124
Long-term deferred revenue.......................................      51,477              89,707

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000 shares
     authorized; no shares outstanding...........................          --                  --
  Common stock, $.01 par value; 400,000 shares
     authorized; 73,562 and 59,428 shares outstanding,
     respectively                                                         735                 595
  Additional paid-in capital.....................................   1,039,386             575,403
  Retained earnings..............................................     198,863             436,662
  Treasury stock, at cost........................................    (116,499)           (531,117)
  Deferred stock compensation....................................      (8,858)                 --
  Accumulated other comprehensive (loss) income..................        (146)              4,113
                                                                 ----------------- -----------------
          Total stockholders' equity.............................   1,113,481             485,656
                                                                 ----------------- -----------------
          Total liabilities and stockholders' equity............. $ 1,978,714         $ 1,128,907


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

                                 SYNOPSYS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                    ADDITIONAL
                                           COMMON     STOCK       PAID-IN    RETAINED   TREASURY
                                           SHARES     AMOUNT      CAPITAL    EARNINGS     STOCK

                                           -------------------------------------------------------
BALANCE AT OCTOBER 31, 1999............    70,750     $708       $542,052    $349,192   $ (28,589)
Comprehensive Income:
  Net income...........................        --       --             --      97,778          --
  Other comprehensive income (loss), net
  of tax:
    Unrealized gain on investments.....        --       --             --          --          --
    Reclassification adjustment on
      unrealized gains on investments..        --       --             --          --          --
    Foreign currency translation
      adjustment.......................        --       --             --          --          --

    Other comprehensive income.........

Comprehensive income...................

Acquisition of treasury stock..........    (9,932)     (99)            99          --    (397,466)
Stock options assumed in connection with
    acquisition........................        --       --          1,187          --          --
Stock issued under stock option and stock
    purchase plans.....................     2,059       20          4,514     (41,551)     96,562
Tax benefits associated with exercise of
    stock options......................        --       --         10,864          --          --

                                           --------------------------------------------------------
BALANCE AT OCTOBER 31, 2000............    62,877      629        558,716     405,419    (329,493)
Comprehensive Income:
  Net income...........................        --       --             --      56,802          --
  Other comprehensive income (loss), net of tax:
    Unrealized loss on investments.            --       --             --          --          --
    Reclassification adjustment on
      unrealized gains on investments.         --       --             --          --          --
    Foreign currency translation
       adjustment......................        --       --             --          --          --

    Other comprehensive loss...........

Comprehensive income...................

Acquisition of treasury stock..........   (6,617)      (66)            66          --    (331,882)
  Stock issued under stock option and stock
    purchase plans.....................    3,168        32            628     (25,559)    130,258
  Tax benefits associated with exercise of
    stock options......................       --        --         15,993          --          --

                                         ----------------------------------------------------------
BALANCE AT OCTOBER 31, 2001............    59,428     $595       $575,403    $436,662  $ (531,117)

                                 SYNOPSYS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME - CONTINUED
                                 (IN THOUSANDS)


                                                                             ACCUMULATED
                                                                                OTHER
                                                DEFERRED    COMPREHENSIVE    COMPREHENSIVE
                                              COMPENSATION  INCOME(LOSS)     INCOME(LOSS)    TOTAL
                                              ------------  -------------  ---------------- --------
BALANCE AT OCTOBER 31, 1999............            --                       $      9,234    $872,597
 Comprehensive Income:
   Net income...........................           --           97,778                --      97,778
   Other comprehensive income (loss), net
     of tax:
   Unrealized gain on investments.......           --           50,689
   Reclassification adjustment on
     unrealized gains on investments....           --           (8,934)
   Foreign currency translation
     adjustment.........................           --           (3,431)
                                                             -------------
     Other comprehensive income.........                        38,324            38,324      38,324
                                                             -------------
 Comprehensive income...................                     $ 136,102
                                                             =============
 Acquisition of treasury stock..........           --                                 --    (397,466)
 Stock options assumed in connection with
   acquisition..........................           --                                 --       1,187
 Stock issued under stock option and stock
   purchase plans.......................           --                                 --      59,545
 Tax benefits associated with exercise of
   stock options..........................         --                                 --      10,864
                                              ------------                      ---------------------
BALANCE AT OCTOBER 31, 2000............            --                             47,558     682,829
 Comprehensive Income:
   Net income...................... ....           --           56,802                --      56,802
   Other comprehensive income (loss), net
     of tax:
   Unrealized loss on investments.......           --           (4,063)
   Reclassification adjustment on
     unrealized gains on investments....           --          (33,713)
   Foreign currency translation
     adjustment.........................           --           (5,669)
                                                              -------------
     Other comprehensive loss...........                       (43,445)          (43,445)    (43,445)
                                                              -------------
 Comprehensive income...................                       $13,357
                                                              =============
 Acquisition of treasury stock..........           --                                 --    (331,882)
 Stock issued under stock option and stock
   purchase plans.......................           --                                 --     105,359
 Tax benefits associated with exercise of
   stock options........................           --                                 --      15,993
                                              ------------                      ---------------------
 BALANCE AT OCTOBER 31, 2001...........      $     --                            $ 4,113    $485,656

                                 SYNOPSYS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME - CONTINUED
                                 (IN THOUSANDS)

                                                        ADDITIONAL
                                                    COMMON STOCK        PAID-IN     RETAINED   TREASURY
                                                    SHARES      AMOUNT  CAPITAL     EARNINGS     STOCK
                                                     ---------------------------- ----------- ----------
BALANCE FORWARD:                                  $59,428      $  595   $575,403  $  436,662  $ (531,117)
BALANCE AT OCTOBER 31, 2001............
Comprehensive Income (Loss):
  Net loss.............................                --          --         --    (199,993)         --
  Other comprehensive income (loss), net of tax:
    Unrealized loss on investments.....                --          --         --          --          --
    Unrealized gain on currency contracts              --          --         --          --          --
    Reclassification adjustment on
      unrealized gains on investments..                --          --         --          --          --
    Foreign currency translation
      adjustment.......................                --          --         --          --          --

    Other comprehensive loss...........

Comprehensive loss.....................

Acquisition of Avant! Corporation......            14,530       145      435,066          --     431,312
Amortization of deferred stock
   compensation related to acquisitions                --        --          (83)         --          --
Acquisition of treasury stock..........            (3,884)      (39)          39          --    (171,678)
Stock options assumed in connection with
   acquisition of inSilicon and Co-Design              --        --        5,929          --          --
Stock issued under stock option and stock
   purchase plans......................             3,488        34        3,572     (37,806)    154,984
Tax benefits associated with exercise of
   stock options.......................                --        --       19,460          --          --
                                            -----------------  ------ ----------- ----------- ------------
BALANCE AT OCTOBER 31, 2002.......               $ 73,562     $ 735  $ 1,039,386   $ 198,863   $(116,499)
                                               ===========    ======   =========   =========   ==========

        See accompanying notes to the consolidated financial statements.

                                 SYNOPSYS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME - CONTINUED
                                 (IN THOUSANDS)


                                                                                 ACCUMULATED
                                                                                    OTHER
                                                    DEFERRED    COMPREHENSIVE   COMPREHENSIVE
                                                    COMPENSATION  INCOME (LOSS)   INCOME (LOSS)     TOTAL
                                                    ------------ -------------- ---------------  ----------
BALANCE FORWARD:
BALANCE AT OCTOBER 31, 2001..........               $       --                    $   4,113      $ 485,656
Comprehensive Income (Loss):
  Net loss.............................                     --      (199,993)            --       (199,993)
  Other comprehensive income (loss), net of tax:
    Unrealized loss on investments.....                     --          (143)
    Unrealized gain on currency contracts                   --         6,482
    Reclassification adjustment on
      unrealized gains on investments..                     --        (5,842)
    Foreign currency translation
      adjustment.......................                     --        (4,756)
                                                                 --------------
    Other comprehensive loss...........                               (4,259)        (4,259)        (4,259)
                                                                 --------------
Comprehensive loss.....................                            $(204,252)
                                                                 ==============
Acquisition of Avant! Corporation......                 (8,102)                          --        858,421
Amortization of deferred stock
   compensation related to acquisitions                  1,605                           --          1,522
Acquisition of treasury stock..........                     --                           --       (171,678)
Stock options assumed in connection with
   acquisition of inSilicon and Co-Design               (2,361)                          --          3,568
Stock issued under stock option and stock
   purchase plans......................                     --                           --        120,784
Tax benefits associated with exercise of
   stock options.......................                     --                           --         19,460
                                                  ---------------                 -----------   ------------
BALANCE AT OCTOBER 31, 2002...........              $   (8,858)                   $    (146)    $1,113,481
                                                  ===============                 ============  ============

                                 SYNOPSYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             YEAR ENDED OCTOBER 31,
                                               ---------------------------------------------
                                                    2002            2001            2000
                                               -------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income............................   $  (199,993)  $    56,802    $    97,778
Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
   Amortization and depreciation.............       116,100        65,162         63,770
   Provision for doubtful accounts and sales
     returns.................................         7,042         5,759          3,528
   Write-down of long term investments.......        11,326         5,848             --
   Write-down of land and property...........        14,712            --             --
   Gain on sale of long-term investments.....       (21,299)      (57,080)       (11,455)
   Write-down of goodwill and intangible assets       3,785         2,200             --
   Deferred taxes............................      (128,167)      (58,831)       (64,137)
   Deferred rent.............................         2,804            --             --
   In-process research and development.......        87,700            --          1,750
   Non-cash gain on sale of silicon libraries            --       (10,580)            --
   Non-cash compensation expense.............         1,761            --             --
   Tax benefit associated with stock options.        19,460        15,993         10,864
   Net changes in operating assets and
     liabilities:
     Accounts receivable.....................         5,275        (5,190)       (19,186)
     Prepaid expenses and other current assets        2,930          (231)         4,316
     Other assets............................       (14,814)       (1,754)        (8,787)
     Accounts payable and accrued liabilities       (77,546)       (8,072)        39,180
     Accrued income taxes....................       (20,974)       54,563          5,980
     Deferred revenue........................         5,993       229,160         23,190
     Deferred compensation...................         2,856         1,771          5,092
                                               -------------- --------------- ---------------
     Net cash (used in) provided by operating
       activities............................      (181,049)      295,520        151,883
                                               -------------- -------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of
   short-term investments....................       876,298     2,003,589      2,782,613
Purchases of short-term investments..........      (769,102)   (1,927,784)    (2,667,112)
Proceeds from sales of long-term investments.        56,033        77,777         24,336
Purchases of long-term investments...........        (5,472)      (12,076)       (13,998)
Proceeds from sale of silicon libraries
   business..................................            --         4,122             --
Purchases of property and equipment..........       (48,755)      (82,490)       (68,500)
Cash acquired in acquisitions (net of cash
   paid).....................................       168,311            --        (14,474)
Intangible assets, net.......................            --          (313)         3,697
Capitalization of software development costs.        (1,592)       (1,000)        (1,000)
                                               -------------- --------------- ---------------
Net cash provided by investing activities....       275,721        61,825         45,562
                                               -------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt.....            --            --            727
Principal payments on debt obligations.......            --        (6,162)       (13,507)
Proceeds from sale of common stock...........       119,868       105,359         59,545
Purchases of treasury stock..................      (171,677)     (331,882)      (397,466)
                                               --------------  ---------------  -------------
Net cash used in financing activities........       (51,809)     (232,685)      (350,701)
Effect of exchange rate changes on cash......        (1,979)       (5,669)        (3,433)
                                               -------------- --------------- ---------------
Net increase (decrease) in cash and cash             40,884       118,991       (156,689)
   equivalents...............................
Cash and cash equivalents, beginning of year.       271,696       152,705        309,394
                                               -------------- --------------- ---------------
Cash and cash equivalents, end of year.......   $   312,580    $  271,696      $ 152,705
                                               ============== =============== ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid during the year for:
        Income taxes.........................   $    70,750    $   25,262      $  91,927
     Non-cash transactions:
       Issuance of stock and options in
         exchange for net assets of Avant!...   $   858,421    $      --       $      --
       Issuance of notes payable in Co-Design
         acquisition.........................   $     4,770    $      --       $      --

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
                                                    OCTOBER 31,
                                      ----------------------------------
                                            2002              2001
                                      -----------------  ---------------
                                                 (IN THOUSANDS)
   Computer and other equipment......   $    279,239     $    271,264
   Buildings.........................         21,821           22,092
   Furniture and fixtures............         26,446           23,160
   Land..............................         42,754           50,153
   Leasehold improvements............         61,796           35,775
                                      -----------------  ----------------
                                             432,056          402,444
   Less accumulated depreciation and
        amortization.                       (247,016)        (210,140)
                                      -----------------   ----------------
                                        $    185,040     $    192,304

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

    The Company periodically evaluates its intangible assets for indications of impairment. If this evaluation indicates that the value of the intangible asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over it remaining useful life is made. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and/or the remaining amortization period may be adjusted. In fiscal 2002, the Company recognized an aggregate impairment charge of $3.8 million to reduce the amount of certain intangible assets associated with prior acquisitions to their estimated fair value. Approximately $3.7 million and $0.1 million are included in integration expense and amortization of intangible assets, respectively, on the statement of operations. The impairment charge is primarily attributable to certain technology acquired from, and goodwill related to the acquisition of Stanza, Inc. in 1999. During the fourth quarter of fiscal 2002, the Company determined that it would not allocate future resources to assist in the market growth of this technology as products offered by Avant! provide customers with similar capabilities as well as additional functionality and does not anticipate any future sales of the product.

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

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES. Accounts payable and accrued liabilities consist of:


                                                    OCTOBER 31,
                                         ---------------------------------
                                               2002             2001
                                         --------------- ----------------
                                                   (IN THOUSANDS)
     Payroll and related benefits........$   106,155       $   90,356
     Other accrued liabilities...........    121,995           25,487
     Accounts payable....................     18,639           19,429
                                        ----------------- ----------------
               Total.................... $   246,789       $  135,272
                                        ==============    ===============

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


                                                 YEAR ENDED OCTOBER 31,
                                           --------------------------------
                                                2002       2001     2000
                                           ----------- ---------- ---------
                                                    (IN THOUSANDS)
     Weighted-average common shares for
        basic net income per share........    66,808      60,601    68,510
     Weighted-average stock options
        outstanding.......................        --       4,058     2,488
                                           -----------  ---------  --------
     Weighted-average shares for diluted
        net income per share..............    66,808      64,659    70,998
                                           ===========  =========  ========

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

                                            PAYMENTS                 THROUGH      BALANCE AT
                                INITIAL   ADDITIONS                 OCTOBER 31,  OCTOBER 31,
                                TOTAL COST            SUBTOTAL         2002          2002
 (IN THOUSANDS)               ----------- -------- --------------- ------------ -------------
Acquisition related costs     $   37,342    $ 55      $37,397         $33,557    $    3,840
Facilities closure costs          62,638      --       62,638           5,377        57,261
Employee severance costs          50,367     647       51,014          50,724           290
                              ----------- ------- ---------------  ------------  ------------
Total                          $  150,347  $ 702      151,049         $89,658    $   61,391
                              =========== ======= ===============  ============  ============


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

(IN THOUSANDS)
Assets acquired
   Cash, cash equivalents and short-term investments       $       241,313
   Accounts receivable                                              65,971
   Prepaid expenses and other current assets                        18,082
   Intangible assets                                               373,300
   Goodwill                                                        369,470
   Other assets                                                      3,875
                                                            ----------------
     Total assets acquired                                 $     1,072,011
                                                            ================
Liabilities acquired
   Accounts payable and accrued liabilities                $       173,998
   Deferred revenue                                                 30,080
   Income taxes payable                                             89,274
   Other liabilities                                                 4,651
                                                           -----------------
       Total liabilities acquired                          $       298,003
                                                           =================

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

    INTANGIBLE ASSET                      (IN THOUSANDS)  ESTIMATED USEFUL LIFE
    ------------------------------------ ---------------- ---------------------
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

     PURCHASE PRICE. Holders of Co-Design common stock received consideration consisting of cash and notes totaling $32.7 million in exchange for all shares of Co-Design common stock owned as of the merger date. The total purchase consideration consists of the following:

    (IN THOUSANDS)
    Cash paid and notes issued of $2.9 million for  Co-Design
      common stock                                                $    32,651
    Acquisition related costs                                           1,038
    Fair value of options to purchase  Synopsys common stock
      issued, less $0.7  million  representing  the portion of
      the intrinsic value  of  Co-Design's   unvested  options
      applicable  to  the remaining vesting period                        593
                                                                --------------
                                                                    $  34,282
                                                                ==============

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

(IN THOUSANDS)
Assets acquired
   Cash, cash equivalents and short-term investments  $   24,908
   Accounts receivable                                     2,428
   Prepaid expenses and other current assets               7,463
   Core/developed technology                              15,100
   Customer backlog                                        1,200
   Goodwill                                               22,160
   Other assets                                            1,290
                                                      ------------
     Total assets acquired                            $   74,549
                                                      ============
Liabilities acquired
   Accounts payable and accrued liabilities           $    8,242
   Deferred revenue                                        1,137
   Income taxes payable                                      463
   Other liabilities                                       1,736
                                                      -------------
     Total liabilities acquired                       $   11,578
                                                      =============

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

                                                       YEAR ENDED
                                        ----------------------------------------
                                            OCTOBER 31,          OCTOBER 31,
                                               2002                  2001
                                        -----------------    -------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Revenues                         $   1,186,916         $ 1,100,249
         Net income                       $     117,494         $    78,909
         Basic earnings per share         $        1.56         $      1.05
         Weighted average common shares
            outstanding                          75,311              75,131
         Diluted earnings per share       $        1.49         $      0.98
         Weighted average common shares
            and dilutive stock options
            outstanding                          78,656              80,180

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

    NOTE 4. FINANCIAL INSTRUMENTS

    CASH, CASH EQUIVALENTS AND  INVESTMENTS.  All cash  equivalents,  short-term
investments,    and   non-current    investments   have   been   classified   as
available-for-sale securities and are detailed as follows:

                                                                          NET        NET
                                                                       UNREALIZED UNREALIZED  ESTIMATED
                                                             COST        GAINS      LOSSES    FAIR VALUE
                                                         ------------- ---------- ---------- -------------
OCTOBER 31, 2002 (IN THOUSANDS) Classified as current assets:
   Cash.................................                $   129,044     $     --    $  --      $   129,044
   Money market funds...................                    183,536           --       --          183,536
   Tax-exempt municipal obligations.....                    101,904          249       --          102,153
   Municipal auction rate preferred stock                        --           --       --               --
                                                         ------------   ---------  --------- -------------
                                                            414,484          249       --          414,733
Classified as non-current assets:
   Equity securities....................                     25,113       14,273       --           39,386
                                                          -----------   ---------  --------- -------------
     Total..............................                $   439,597     $ 14,522    $  --      $   454,119
                                                        =============   =========  ========= =============
OCTOBER 31, 2001 Classified as current assets:
   Cash.................................                $    47,383     $     --    $  --      $    47,383
   Money market funds...................                    224,313           --       --          224,313
   Tax-exempt municipal obligations.....                    188,714        1,751       --          190,465
   Municipal auction rate preferred stock                    14,275           --       --           14,275
                                                         ------------- ----------- --------- -------------
                                                            474,685        1,751       --          476,436
Classified as non-current assets:
   Equity securities....................                     38,577       23,122       --           61,699
                                                        -------------  ----------  --------- -------------
     Total..............................                $   513,262     $  24,873   $  --       $  538,135
                                                        =============  ==========  ========= =============

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

    Changes in the spot rate of the forward sale contracts designated and qualifying as cash flow hedges of the forecasted sale of available-for-sale investments accounted for under SFAS 115 are reported in other comprehensive income. The notional amount of the forward designated as the hedging instrument is equal to the available-for-sale securities being hedged. In addition, hedge effectiveness is assessed based on the changes in spot prices. As such, the hedging relationship is perfectly effective, both at inception of t he hedge and on an on-going basis. The difference between the contract price and the forward price, which is generally not material, is reflected in other income.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

    The Company leases its domestic and foreign facilities and certain office equipment under operating leases. Rent expense was $33.7 million, $30.0 million and $29.1 million in fiscal 2002, 2001 and 2000, respectively. During December 2000, the Company entered into a sublease agreement for a portion of its office space through May 2003. Monthly lease payments of $912,000 began on December 1, 2000. In November 2002, the sub-lessee repaid monthly lease payments totaling $8.1 million.



     Future minimum lease payments on all facility operating leases (net of sublease income) as of October 31, 2002 are as follows:
                                        MINIMUM
                                         LEASE
                                      PAYMENTS (1)   LEASE INCOME       NET
                                     ------------- ---------------- -----------
     FISCAL YEAR                                   (IN THOUSANDS)
     2003...........................  $  31,222         $ (7,768)    $  23,454
     2004...........................     30,163                -        30,163
     2005...........................     24,673                -        24,673
     2006...........................     24,286                -        24,286
     2007...........................     20,147                -        20,147
     Thereafter.....................    103,221                -       103,221
                                       -----------    ------------- -----------
     Total minimum payments required. $ 233,712         $ (7,768)    $ 225,944
                                      ==========      ============= ===========

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

Additional information concerning stock option activity under all plans is as follows:

                                                             WEIGHTED-
                                             OPTIONS          AVERAGE
                                           OUTSTANDING     EXERCISE PRICE
                                          ------------   ------------------
                                                 (IN THOUSANDS)
                                          ---------------------------------
    Outstanding at October 31, 1999.....  13,031               $38.75
       Granted and assumed..............  16,220               $36.05
       Exercised........................  (1,554)              $27.37
       Canceled.........................  (2,952)              $41.35
                                         ----------
    Outstanding at October 31, 2000.....  24,745               $37.39
       Granted..........................   5,967               $48.23
       Exercised........................  (2,605)              $33.14
       Canceled.........................  (2,187)              $39.80
                                         -----------
    Outstanding at October 31, 2001.....  25,920               $40.10
       Granted..........................   4,081               $47.88
       Options assumed in acquisitions..   2,511               $37.16
       Exercised........................  (2,851)              $34.43
       Canceled.........................  (1,681)              $42.93
                                         -----------
    Outstanding at October 31, 2002.....  27,980               $41.40
                                         ===========
    Options exercisable at:
       October 31, 2000.................   6,619               $36.15
       October 31, 2001.................  10,405               $38.23
       October 31, 2002.................  15,230               $40.49

The following table summarizes information about stock options outstanding at October 31, 2002:

                       OPTIONS OUTSTANDING
               ----------------------------------------
                                              WEIGHTED-             EXERCISABLE OPTIONS
                                               AVERAGE          -------------------------
                                              REMAINING    WEIGHTED-                WEIGHTED-
                                             CONTRACTUAL   AVERAGE                  AVERAGE
               RANGE OF           NUMBER       LIFE (IN    EXERCISE     NUMBER      EXERCISE
           EXERCISE PRICES     OUTSTANDING     YEARS)       PRICE     EXERCISABLE    PRICE
           ----------------  -------------- ------------- ---------- ------------- ----------
                              (IN THOUSANDS)                            (IN THOUSANDS)
           $0.003-- $32.25        7,317          7.12       $29.45      4,197        $28.96
          $32.38 -- $39.50        7,569          7.05       $37.31      4,863        $37.18
          $39.81 -- $49.60        6,512          8.08       $45.17      2,998        $45.07
          $49.83 -- $60.00        5,695          8.25       $54.68      2,591        $55.23
          $60.06 --$111.86          887          7.35       $61.79        581        $62.13
                              ------------                                           -------
           $0.003--$111.86       27,980          7.56       $41.40     15,230        $40.49
                              ============                                           =======


     STOCK-BASED COMPENSATION. In accordance with APB 25, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company has determined pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock options under the fair value method as required by SFAS No. 123. The Company has revised its SFAS No. 123 pro forma stock option disclosure presented below to incorporate the tax benefits associated with equity instruments. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted-average assumptions:


                                               YEAR ENDED OCTOBER 31,
                                    ----------------------------------------
                                          2002          2001         2000
                                    ------------- -------------- -----------
             STOCK OPTION PLANS
        Expected life (in years)....       4.9           4.4          3.9
        Risk-free interest rate.....       4.0%          4.8%         6.3%
        Volatility..................      59.0%         62.0%        58.3%
             ESPP
        Expected life (in years)....      1.25          1.25         1.25
        Risk-free interest rate.....       2.1%          4.1%         6.1%
        Volatility..................      59.0%         62.0%        58.3%



     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period of four years and the ESPP's six-month to two year purchase period. The weighted-average estimated fair value of stock options issued during fiscal 2002, 2001 and 2000 was $25.74, $25.62 and $15.96 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP during fiscal 2002, 2001 and 2000 was $14.97, $12.32 and $15.33 per share, respectively.

The Company's pro forma net income and earnings per share data under SFAS No. 123 is as follows:

                                                   YEAR ENDED OCTOBER 31,
                                               2002          2001        2000
                                          ------------   ----------- -----------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Net income (loss)
      As reported under APB 25............$ (199,993)   $  56,802     $ 97,778
      Pro forma under SFAS No. 123........$ (284,445)   $ (32,110)    $ 20,420
    Earnings (loss) per share-- basic
      As reported under APB 25............$    (2.99)   $    0.94     $   1.43
      Pro forma under SFAS No. 123........$    (4.26)   $   (0.53)    $   0.30
    Earnings (loss) per share-- diluted
      As reported under APB 25............$    (2.99)   $    0.88     $   1.38
      Pro forma under SFAS No. 123........$    (4.26)   $   (0.53)    $   0.29

NOTE 7. INCOME TAXES

   The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital.

    The components of the Company's total income before provision for income taxes are as follows:

                                         YEAR ENDED OCTOBER 31,
                                  ------------------------------------
                                      2002          2001       2000
                                 ------------- ------------- ---------
                                              (IN THOUSANDS)
    United States................$  (309,072)  $  93,187   $ 150,641
    Foreign......................     20,132      (9,654)     (4,703)
                                 ------------- ----------- -----------
                                 $  (288,940)  $  83,533   $ 145,938
                                 ============= =========== ===========

    The components of the provision (benefit) for income taxes are as follows:


                                          YEAR ENDED OCTOBER 31,
                                        ----------------------------------------
                                             2002          2001         2000
                                        -------------- ------------ ------------
                                                     (IN THOUSANDS)
     Current:
        Federal.......................   $   9,605      $  80,783    $  62,644
        State.........................      (1,319)         7,758        8,949
        Foreign.......................      11,474          6,782        3,388
                                        --------------  ------------ -----------
                                            19,760         95,323       74,981
     Deferred:
        Federal.......................    (104,041)       (66,049)     (30,025)
        State.........................     (21,728)       (13,076)      (4,266)
        Foreign.......................      (2,398)        (5,460)      (3,394)
                                        --------------  ------------  ----------
                                          (128,167)       (84,585)     (37,685)
     Charge equivalent to the federal
        and state tax benefit related
        to employee stock options.....      19,460         15,993       10,864
                                        --------------  ------------  ----------
     Provision (benefit) for income
        taxes                             $(88,947)      $ 26,731     $ 48,160
                                        =============   ============  ==========

    The provision (benefit) for income taxes differs from the amount obtained by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                      YEAR ENDED OCTOBER 31,
                                             -----------------------------------
                                                 2002          2001       2000
                                             ------------  ----------- ---------
                                                               (IN THOUSANDS)
    Statutory federal tax................      $(101,129)    $ 29,236  $ 51,078
    State tax, net of federal effect.....         (8,105)       2,611     5,555
    Tax credits..........................        (10,745)      (9,041)   (7,248)
    Tax benefit from foreign sales
       corporation/extraterritorial
       income exclusion..................         (2,827)      (2,780)   (3,146)
    Tax exempt income....................         (1,865)      (3,289)   (5,508)
    Foreign tax in excess of (less than)
       U.S. statutory tax................          1,553        2,679    (1,194)
    Non-deductible merger and acquisition
       expenses..........................          4,367        5,601     5,454
    In-process research and development
       expenses..........................         30,695           --       829
    Other................................           (891)       1,714     2,340
                                             ------------ ------------ ---------
                                               $ (88,947)   $  26,731  $  48,160
                                             ============ ============ =========

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

                                                                OCTOBER 31,
                                                         ---------------------
                                                             2002       2001
                                                         ----------- ---------
                                                             (IN THOUSANDS)
 Net deferred tax assets:
   Deferred tax assets:
      Current:
        Net operating loss and tax credit carryovers    $   7,370     $  5,157
        Deferred revenue...........................       111,463      122,857
        Reserves and other expenses not currently
          deductible...............................        62,414       17,831
        Unrealized foreign exchange losses.........            --        1,839
        Insurance premiums.........................        94,213           --
        Other......................................        10,491        1,555
                                                       ------------  ---------
                                                          285,951      149,239
      Non-current:
        Net operating loss and tax credit carryovers       52,529        6,496
        Deferred compensation......................         9,247        5,907
        Deferred revenue...........................            --       11,883
        Depreciation and amortization..............        32,335        6,698
        Other......................................         2,148        1,258
                                                       ------------- ---------
                                                           96,259       32,242
                                                       ------------- ---------
   Total deferred tax assets.......................       382,210      181,481

     Deferred tax liabilities:
      Current:
        Unrealized foreign exchange losses.........        (3,084)          --
                                                       ------------- ---------
                                                           (3,084)          --
      Non-current:
        Unrealized gain on securities investments..        (5,256)      (9,196)

        Net capitalized software development costs.        (1,185)        (397)
        Intangible assets..........................       (96,358)          --
        Other......................................            --       (1,482)
                                                       ------------- ----------
                                                         (102,799)     (11,075)
                                                       ------------- ----------
 Total deferred tax liabilities....................      (105,883)     (11,075)
                                                       ------------- ----------

 Net deferred tax assets...........................     $ 276,327    $ 170,406
                                                       ============= ==========

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

    The disaggregated financial information reviewed by the CODM is as follows:

                                                       YEAR ENDED OCTOBER 31,
                                                 -----------------------------------
                                                     2002        2001        2000
                                                 ----------- ---------- ------------
                                                           (IN THOUSANDS)
    Revenue:
       Product...............................       245,193    163,924      434,077
       Service...............................       287,747    341,833      340,796
       Ratable license.......................       373,594    174,593        8,905
                                                 ------------ ---------  -----------
         Total revenue....................       $  906,534   $680,350    $ 783,778
                                                 ============ =========  ===========

    Gross margin before amortization of
       intangible assets and deferred stock
       compensation..........................    $  767,311   $  550,228  $ 659,304
    Operating income before integration costs,
       in-process  research  and  development,
       amortization  of  intangible assets  and
       deferred  stock  compensation,  and $95
       million  of the insurance premium related
       to the Cadence litigation (1).........    $  198,496    $   16,761  $ 122,014



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

    A reconciliation of the Company's segment gross margin to the Company's gross margin is as follows:

                                                    YEAR ENDED OCTOBER 31,
                                             ---------------------------------
                                                2002       2001        2000
                                             ---------- ----------  ----------
                                                      (IN THOUSANDS)
     Gross margin before amortization of
       intangible assets and deferred stock
       compensation                          $ 767,311  $ 550,228   $ 659,304
     Amortization of intangible assets and
       deferred stock compensation             (33,936)        --          --
                                             ---------- ----------- ----------
     Gross margin                            $  733,375 $ 550,228   $ 659,304
                                             ========== =========== ==========

    Reconciliation of the Company's segment profit and loss to the Company's operating income (loss) is as follows:

                                                                   YEAR ENDED OCTOBER 31,
                                                         -------------------------------------------
                                                              2002          2001           2000
                                                         -------------- ------------  --------------
                                                                       (IN THOUSANDS)
    Operating  income  before  integration  costs,
      in-process  research and development,  amortization
      of  intangible  assets and deferred  stock
      compensation, and $95 million of the insurance
      premium related to the Cadence litigation (1)...     $ 198,496      $ 16,761      $ 122,014
    Integration costs........................               (128,528)           --             --
    In-process research and development......                (87,700)           --         (1,750)
    Amortization of intangible assets and
      deferred stock compensation............                (62,585)      (17,012)       (15,129)
                                                         -------------- -------------- -------------
    Operating (loss) income..................             $  (80,317)   $    (251)      $ 105,135
                                                         ============== ============== =============

     (1) The total premium paid to the insurer was $335.8 million of which $95.0 million is included in operating income but is excluded from this table and $240.8 million is included in other income and expense in the Company's consolidated statement of operations.


    Revenue and long-lived assets related to operations in the United States and other geographic areas are as follows:

                                         YEAR ENDED OCTOBER 31,
                                  -------------------------------------------
                                       2002           2001           2000
                                  -------------- -------------- -------------
                                                 (IN THOUSANDS)
        Revenue:
           United States.........  $  591,526     $  426,527     $ 456,759
           Europe................     145,758        125,380       141,306
           Japan.................      95,413         69,850       130,698
           Other.................      73,837         58,593        55,015
                                   -------------  -----------   -------------
             Consolidated........  $   906,534    $  680,350     $ 783,778
                                   =============  ===========   =============

                                        OCTOBER 31,     OCTOBER 31,
                                           2002            2001
                                  -----------------   --------------
        Long-lived assets:
           United States......... $       162,360      $   176,330
           Other.................          22,680           15,974
                                  ------------------ --------------
             Consolidated........ $       185,040      $   192,304
                                  ================== ==============

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

                                               YEAR ENDED OCTOBER 31,
                                         -----------------------------------
                                              2002      2001       2000
                                         ----------- --------- -------------
                                                         (IN THOUSANDS)
    Revenue:
       Design Implementation.............$  397,109  $ 270,357  $  305,192
       Verification and Test.............   269,098    222,776     266,489
       Design Analysis...................   119,469     40,658      44,220
       IP................................    62,177     64,859      86,393
       Professional Services.............    58,681     81,700      81,484
                                         ----------- ---------- ------------
         Consolidated....................$  906,534  $ 680,350  $  783,778
                                         =========== ========== ============

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


NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

                                                             QUARTER ENDED
                                     -----------------------------------------------------
                                      JANUARY 31,      APRIL 30,         JULY 31,         OCTOBER 31,
                                     -------------   ------------     ------------       -------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002:
Revenue                               $ 175,545        $ 185,638       $  236,095         $  309,256

Gross margin                            140,355          151,246          188,409            253,365

Income (loss) before income taxes        20,179           30,716         (161,380)          (178,455)
Net income (loss)                        14,052           21,380         (137,589)           (97,836)
Earnings (loss) per share
   Basic                              $    0.23        $    0.35       $    (1.93)        $    (1.31)
   Diluted                            $    0.22        $    0.33       $    (1.93)        $    (1.31)
Market stock price range (1):
   High                               $   59.70        $   55.21       $    55.30         $    47.25
   Low                                $   49.46        $   41.71       $    40.24         $    32.63

2001:
Revenue                               $ 157,154        $ 163,524       $  176,110         $  183,562

Gross margin                            125,099          132,568          143,390            149,171

Income before income taxes               13,919           18,368           21,250             29,996

Net income                                9,465           12,490           14,450             20,397
Earnings per share
   Basic                              $    0.15        $    0.21       $     0.24         $     0.34
   Diluted                            $    0.15        $    0.19       $     0.22         $     0.33
Market stock price range (1):
   High                               $   55.37        $   61.87       $    62.75         $    54.35
   Low                                $   34.12        $   43.12       $    44.05         $    37.04

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

ITEM 9. CHANGES IN AND DISAGREETMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

        Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set  forth  below  is  information   regarding  the  directors,   including
information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were selected as directors and their ages as of January 31, 2003.

                                 NAME         AGE     YEAR FIRST
                                                       ELECTED
                                                       DIRECTOR
Aart J. de Geus..............................  48       1986
Andy D. Bryant...............................  52       1999
Chi-Foon Chan................................  53       1998
Bruce R. Chizen..............................  47       2001
Deborah A. Coleman...........................  50       1995
A. Richard Newton............................  51       1987; 1995
Sasson Somekh................................  56       1999
Roy Vallee...................................  50       2003
Steven C. Walske.............................  50       1991

-------------------------------------------------------------------------------
BACKGROUND OF DIRECTORS

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

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                             COMPENSATION:
                                                                                              SECURITIES
                                                                                                AWARDS        ALL OTHER
                                                                 ANNUAL COMPENSATION ($)      UNDERLYING     COMPENSATION
              NAME AND POSITION                    YEAR           SALARY          BONUS       OPTIONS (#)      ($) (1)
Aart J. de Geus...........................         2002        400,000         575,000        106,500          1,500
   Chief Executive Officer and                     2001        400,000         575,000         85,500          1,830
   Chairman of the Board                           2000        430,769         600,000        731,000          1,855
Chi-Foon Chan.............................         2002        400,000         575,000         91,700          5,138
   President and Chief Operating                   2001        400,000         575,000         71,000          2,588
   Officer                                         2000        430,769         600,000        623,000          2,493
Vicki L. Andrews..........................         2002        300,000         448,385(2)      72,900         13,884
   Senior Vice President                           2001        289,423         611,396(3)      60,500          9,544
   World Wide Sales                                2000        287,500         568,256(4)     179,000          9,826
Robert B. Henske..........................         2002(5)     375,000         350,000         73,300          1,500
   Senior Vice President and                       2001        364,423         350,000         60,500          1,825
   Chief Financial Officer                         2000(6)     175,000         232,000        340,000            160
Steven K. Shevick(7)......................         2002        250,000         220,000         25,300          1,500
   Senior Vice President and Chief                 2001        241,538         175,000         17,500          1,871
      Financial Officer                            2000        236,154         160,984        100,000          1,833


-------------------------------------------------------------------------------
(1) Amounts in this column reflect premiums paid for group term life insurance, Synopsys 401(k) contributions and, in the case of Ms.Andrews only, car allowances. Dr. Chan's 2002 amounts include special travel allowance.
(2) Ms. Andrews' 2002 bonus consists of commissions of $102,125 and variable bonus of $346,260.
(3) Ms. Andrews' 2001 bonus consists of commissions of $150,000, a variable bonus of $296,260, a relocation bonus of $160,000 and a special bonus of $5,136.
(4) Ms. Andrews' 2000 bonus consists of commissions of $318,096 and a variable bonus of $250,160.
(5) Mr. Henske resigned from his position effective January 3, 2003.
(6) Mr. Henske commenced employment with Synopsys on May 10, 2000.
(7) Mr. Shevick was appointed Chief Financial Officer of Synopsys on
    January 2, 2003. Prior to that, he served as Vice President,
    Investor Relations and Legal and General Counsel.

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

                                                                                                        PERCENTAGE
                         NAME OF BENEFICIAL OWNER(1)                                   NUMBER            OWNERSHIP
J. & W. Seligman & Co. Incorporated.......................................          7,776,496  (2)         10.28%
   100 Park Avenue, 8th Floor
   New York, NY 10017
Franklin Resources, Inc.                                                            5,291,927  (3)          7.0%
     One Frankling Parkway
     San Mateo, CA 94403-1906
Blum Capital Partners, L.P.........................................                 4,906,200  (4)          6.61%
    909 Montgomery Street, Suite 400
-----------------------------------------------------------------------------
    San Francisco, CA 94133-4625
FMR Corp                                                                            4,785,520  (5)          6.33%
     82 Devonshire Street, Boston,
     Massachusetts  02109
Harris Associates L.P.                                                              3,805,900  (6)          5.03%
    Two North LaSalle Street,
    Suite 500
    Chicago, IL 60602-3790
Vicki L. Andrews..........................................................            128,653  (7)          *
Andy D. Bryant............................................................             93,749  (8)          *
Chi-Foon Chan.............................................................            939,867  (9)          1.25%
Bruce R. Chizen...........................................................              59,166(10)          *
Deborah A. Coleman........................................................              60,000(11)          *
Aart J. de Geus...........................................................           1,708,165(12)          2.26%
Robert B. Henske..........................................................                   0              *
A. Richard Newton.........................................................              95,916(13)          *
Steven K. Shevick.........................................................             128,663(14)          *
Sasson Somekh.............................................................             113,333(15)          *
Roy Vallee                                                                                   0
                                                                                                            *
Steven C. Walske..........................................................             116,016(16)          *
All directors and current executive officers as a group (11 persons)......           3,443,528(17)          4.45%

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

(3) Share ownership for Franklin Resources was obtained from Amendment No. 2 to the Schedule 13D filed with the Securities and Exchange Commission on February 12, 2003. Includes 2,127,450 shares as to which Franklin Advisers, Inc. has sole voting power, 1,921,522 shares as to which Templeton Global Advisers Limited has sole voting power, 448,785 shares as to which Fiduciary Trust Company International has sole voting power, 411,068 shares as to which Franklin Templeton Investment Management Limited has sole voting power, 232,110 shares as to which Templeton Investment Counsel, LLC has sole voting power, 147,817 shares as to which Franklin Templeton Investments Corp. has sole voting power and 3,175 shares as to which Templeton/Franklin Investment Services, Inc. has sole voting power.
(4) Share ownership for Blum Capital Partners, L.P. was obtained from Schedule 13F-R filed with the Securities and Exchange Commission on February 14, 2003.

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

(8) Consists of options to purchase 93,749 Synopssys common shares exercisable by Mr. Bryant within 60 days of February 6, 2003.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The  following  documents  are filed as part of this  Annual  Report on Form
10-K:

    (1) Financial Statements

    The following documents are included as Part II, Item 8, of this Annual Report on Form 10-K:
                                                                           PAGE
          Report of Independent Auditors...................................  2
          Consolidated Balance Sheets......................................  3
          Consolidated Statements of Operations............................  4
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income...........................................  5
          Consolidated Statements of Cash Flows............................  9
          Notes to Consolidated Financial Statements....................... 10

    (2) Financial Statement Schedule

        The information required by this item is incorporated by reference herein from Amendment No. 1 to this Annual Report on Form 10-K.

    (3) Exhibits

       See Item 15(c) below.

(b) Reports on Form 8-K

    None.

(c) Exhibits

 EXHIBIT
  NUMBER                       EXHIBIT DESCRIPTION
   2.1 Agreement and Plan of Merger, dated as of December 3, 2001, among Synopsys, Inc., Maple Forest Acquisition L.L.C., and Avant! Corporation. (1)
   3.1   Fourth Amended and Restated Certificate of Incorporation (2)
   3.2   Certificate of Designation of Series A Participating Preferred Stock(3)
   3.3 Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation (10)
   3.4   Restated Bylaws of Synopsys, Inc. (2)
   4.1   Amended and Restated Preferred Shares Rights Agreement dated
         November 24, 1999 (3)
   4.3   Specimen Common Stock Certificate (4)
  10.1   Form of Indemnification Agreement (4)
  10.2 Director's and Officer's Insurance and Company  Reimbursement  Policy (4)
  10.3 Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (4)
  10.7 Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (5)
  10.8 Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (6)
  10.9 Lease Agreement, August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(7)
  10.10 Amendment No. 6 to Lease, dated July 18, 2001, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.11 Amendment No. 4 to Lease, dated July 18, 2001, to Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.12 Amendment No. 3 to Lease, dated July 18, 2001, to Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)

  10.13 Amendment No. 1 to Lease, dated July 18, 2001, to Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended. (8) (9)
  10.14 Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership (10)
  10.15 1992 Stock Option Plan, as amended and restated (11)(12)10.16 Employee Stock Purchase Program, as amended and restated (11)(13)10.17 International Employee Stock Purchase Plan, as amended and restated (11)(13)
  10.18  Synopsys deferred compensation plan dated September 30, 1996 (11)(14)
  10.19  1994 Non-Employee Directors Stock Option Plan, as amended and restated(11)(15)
  10.20  Form of Executive  Employment Agreement dated October 1, 1997 (11)(16)
  10.21  Schedule of Executive Employment Agreements (9)(11)
  10.22  1998 Nonstatutory Stock Option Plan (11)(17)
  10.23 Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and Synopsys, Inc. effective as of
         November 13, 2002 (18)
  10.24  Consulting Services Agreement between Synopsys, Inc. and
         A. Richard Newton Dated November 1, 2001 (11)(19)
  21.1   Subsidiaries of the Company (9)
  23.1   Report on Financial Statement Schedule (9)
  23.2   Consent of KPMG LLP, Independent Auditors
  24.1   Power of Attorney (9)
  99.1 Certification of Chief Exectuive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
----------

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

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, State of California, on this 7th day of July, 2003.

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


SIGNATURE                                   TITLE                     DATE

/S/ AART J. DE GEUS*        Chief Executive Officer               July 7, 2003
--------------------------  (Principal Executive Officer)
Aart J. de Geus             and Chairman of the Board of Directors

/S/ CHI-FOON CHAN*          President, Chief Operating            July 7, 2003
--------------------------  Officer and Director
Chi-Foon Chan

/S/ ANDY D. BRYANT*                      Director                 July 7, 2003
--------------------------
Andy D. Bryant

/S/ BRUCE R. CHIZEN*                     Director                 July 7, 2003
--------------------------
Bruce R. Chizen

/S/ DEBORAH A. COLEMAN*                  Director                 July 7, 2003
--------------------------
Deborah A. Coleman

 /S/ A. RICHARD NEWTON*                  Director                 July 7, 2003
--------------------------
A. Richard Newton

/S/ SASSON SOMEKH*                       Director                 July 7, 2003
--------------------------
Sasson Somekh

                                         Director
--------------------------
Roy Valee

/S/ STEVEN C. WALSKE*                    Director                 July 7, 2003
--------------------------
Steven C. Walske

/S/STEVEN K. SHEVICK
--------------------------
*By: Steven K. Shevick, Attorney-in-Fact

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


Date: July 7, 2003


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

Date: July 7, 2003


                                                   /S/ STEVEN K. SHEVICK
                                                   ---------------------
                                                   Steven K. Shevick
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

 EXHIBIT
  NUMBER                       EXHIBIT DESCRIPTION
   2.1 Agreement and Plan of Merger, dated as of December 3, 2001, among Synopsys, Inc., Maple Forest Acquisition L.L.C., and Avant! Corporation. (1)
   3.1   Fourth Amended and Restated Certificate of Incorporation (2)
   3.2   Certificate of Designation of Series A Participating Preferred Stock(3)
   3.3 Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation (10)
   3.4   Restated Bylaws of Synopsys, Inc. (2)
   4.1   Amended and Restated Preferred Shares Rights Agreement dated
         November 24, 1999 (3)
   4.3   Specimen Common Stock Certificate (4)
  10.1   Form of Indemnification Agreement (4)
  10.2   Director's and Officer's Insurance and Company Reimbursement Policy (4)
  10.3 Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (4)
  10.7 Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (5)
  10.8 Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended (6)
  10.9 Lease Agreement, August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T.
         Peery,   Trustee,  or  his  successor  trustee,   UTA  dated  July  20,
         1977(Richard T. Peery Separate Property Trust), as amended (7)
  10.10 Amendment No. 6 to Lease, dated July 18, 2001, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.11 Amendment No. 4 to Lease, dated July 18, 2001, to Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.12 Amendment No. 3 to Lease, dated July 18, 2001, to Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended (8)(9)
  10.13 Amendment No. 1 to Lease, dated July 18, 2001, to Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended. (8) (9)
  10.14 Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership (10)
  10.15 1992 Stock Option Plan, as amended and restated (11)(12)10.16 Employee Stock Purchase Program, as amended and restated (11)(13)10.17 International Employee Stock Purchase Plan, as amended and restated (11)(13)
  10.18  Synopsys deferred compensation plan dated September 30, 1996 (11)(14)
  10.19 1994 Non-Employee Directors Stock Option Plan, as amended and restated(11)(15)

  10.20  Form of Executive  Employment Agreement dated October 1, 1997 (11)(16)
  10.21  Schedule of Executive Employment Agreements (9)(11)
  10.22  1998 Nonstatutory Stock Option Plan (11)(17)
  10.23 Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and Synopsys, Inc. effective as of
         November 13, 2002 (18)
  10.24  Consulting Services Agreement between Synopsys, Inc. and
         A. Richard Newton Dated November 1, 2001 (11)(19)
         Section 906 of the Sarbanes-Oxley Act of 2002.
  21.1   Subsidiaries of the Company (9)
  23.1   Report on Financial Statement Schedule (9)
  23.2   Consent of KPMG LLP, Independent Auditors
  24.1   Power of Attorney (9)
  99.1 Certification of Chief Exectuive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C Section 1350 as adopted pursuant to
----------

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

                                  EXHIBIT 23.2

                         Consent of Independent Auditors

The Board of Directors
Synopsys, Inc.:

We consent to the incorporation by reference in registration statements (Nos. 333-75638 and 333-67184) on Form S-4 and (Nos. 333-45056, 333-38810, 333-32130,
333-90643,  333-84279,  333-77597,  333-56170,  333-63216, 333-71056, 333-50947,
333-77000, 333-97317, 333-97319, 333-99651, 333-100155,  333-103418, 333-103635,
333-103636, and 333-106149) on Form S-8 of Synopsys, Inc. of our reports dated November 20, 2002, except as to Note 13, which is as of January 13, 2003, relating to the consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2002, and the related consolidated financial statement schedule, which reports appear in this annual report on Form 10-K/A of Synopsys, Inc.


                                   /s/ KPMG LLP

Mountain View, California
July 7, 2003

                                 EXHIBIT 99.1


                                Certification
                         Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of
            Section 1350, Chapter 63 of Title 18, United States Code)

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Synopsys, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (the "Form 10-K") of the Company to which this Certificiation is attached as
Exhibit 99.1 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: July 7, 2003


/s/ AART J. DE GEUS
-------------------------
Aart J. de Geus
Chief Executive Officer


Dated: July 7, 2003


/s/ STEVEN K. SHEVICK
-------------------------
Steven K. Shevick
Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not deemed filed with the Securities and Exchange Commission as part of the Form 10-K or as a separate discloure document and is not to be incorporated by reference into any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by Section 906 has been provided to Synopsys, Inc. and will be retained by Synopsys, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.