Form 10-Q/A
period 2003-01-31
SYNOPSYS INC
filed 2003-07-09
CIK 883241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

--------------------------------------------------------------------------------
      (MARK ONE)

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

              77,253,625 shares of Common Stock as of July 7, 2003

DOCUMENTS INCORPORATED BY REFERENCE

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Form 10-Q for the fiscal quarter ended January 31, 2003 is being filed in order to revise the pro forma disclosure information that is required by Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation'for the fiscal quarters ended January 31, 2002 and 2003. For ease of reference, the Registrant has filed this document in its entirety. Except as so indicated, the Registrant has made no other changes to the quarterly report on Form 10-Q for the fiscal quarter ended January 31, 2003.

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

     Accounting For Stock-Based Compensation. In accordance with APB 25, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company has determined pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock options under the fair value method as required by SFAS No. 123. The Company has revised its SFAS No. 123 pro forma stock option disclosure presented below for the three month periods ended January 31, 2002 and 2003 to incorporate the tax benefits associated with equity instruments. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted-average assumptions:


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

     For unaudited pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (generally over four years) and the ESPP's look-back period (six-months to two years). The weighted-average estimated fair value of stock options issued for the three months ended January 31, 2003 and 2002 was $23.39 and $29.17 per share, respectively. The weighted-average estimated fair value of share purchase rights under the ESPP for the three months ended January 31, 2003 and 2002 was $16.17 and $17.67 per share, respectively. The Company's unaudited pro forma net income and earnings per share data under SFAS No. 123 is as follows:

                                                THREE MONTHS ENDED JANUARY 31,
                                               ---------------------------------
                                                     2003             2002
                                               ----------------- ---------------
                                                (in thousands, except per share
                                                           amounts)

      Net income, as reported                   $     34,385      $     14,052
      Add: Stock-based employee
        compensation included in net income            1,327                --
      Deduct: Stock-based employee
        compensation expense determined
        under the fair value based  method
        for all awards, net of related tax
        effects                                       31,263            22,165
      Pro forma net (loss) under SFAS 123       $      4,449      $     (8,113)
      Earnings (loss) per share-- basic
        As reported under APB 25                $      0.46       $      0.23
        Pro forma under SFAS 123                $      0.06       $     (0.13)
      Earnings (loss) per share-- diluted
        As reported under APB 25                $      0.45       $      0.22
        Pro forma under SFAS 123                $      0.06       $     (0.13)

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

    A summary of our option activity and related weighted-average exercise prices during the quarter ended January 31, 2003 is as follows:

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

     The following table sets forth further information regarding individual grants of options during the quarter ended January 31, 2003 for each of the Named Executive Officers.


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

(3)  Mr. Henske left Synopsys in January 2003.

     The following table provides the specified information concerning exercises of options to purchase our common stock during the quarter ended January 31, 2003 and the value of unexercised options held by our Named Executive Officers at January 31, 2003:

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

(3)  Mr. Henske left Synopsys in January 2003.

    The following table provides information regarding equity compensation plans approved and not approved by security holders at January 31, 2003:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.)     Exhibits

         99.1 Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C Section 1350 as adopted pursuant to Scetion 906 of the Sarbanes-Oxley Act of 2002.



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

                                    Date: July 7, 2003

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

     The Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003 (the "Form 10-Q") of the Company to which this Certification is attached as
Exhibit 99.1 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: July 7, 2003


/s/ AART J. DE GEUS
-------------------------
Aart J. de Geus
Chief Executive Officer


Dated: July 7, 2003


/s/ STEVEN K. SHEVICK
-------------------------
Steven K. Shevick
Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not deemed filed with the Securities and Exchange Commission as part of the Form 10-Q or as a separate discloure document and is not to be incorporated by reference into any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by Section 906 has been provided to Synopsys, Inc. and will be retained by Synopsys, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.