Form 10-Q
period 2003-08-02
SYNOPSYS INC
filed 2003-09-15
CIK 883241

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                           TO

COMMISSION FILE NUMBER: 0-19807

_________________

SYNOPSYS,INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1546236

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

700 EAST MIDDLEFIELD ROAD

MOUNTAIN VIEW, CA 94043

(Address of principal executive offices, including zip code)

TELEPHONE:(650) 584-5000

(Registrant’s telephone number, including area code)

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

77,660,120 shares of Common Stock as of September 5, 2003

SYNOPSYS, INC.QUARTERLY
REPORT ON FORM 10-Q

July 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	JULY 31,	OCTOBER 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,284	$312,580
Short-term investments	141,809	102,153

Total cash and short-term investments	568,093	414,733
Accounts receivable, net of allowances of $8,599 and
$11,565, respectively	201,802	207,206
Deferred taxes	286,146	282,867
Prepaid expenses and other	17,968	24,509

Total current assets	1,074,009	929,315
Property and equipment, net	180,745	185,040
Long-term investments	9,563	39,386
Goodwill, net	551,103	434,554
Intangible assets, net	317,083	355,334
Other assets	36,747	35,085

Total assets	$2,169,250	$1,978,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$181,607	$246,789
Current portion of long-term debt	28	1,423
Accrued income taxes	178,497	169,912
Deferred revenue	425,830	359,245

Total current liabilities	785,962	777,369
Deferred compensation and other liabilities	62,630	36,387
Long-term deferred revenue	22,916	51,477
Stockholders' equity:
Common stock, $0.01 par value; 400,000 shares
authorized; 77,047 and 73,562 shares outstanding, respectively	771	735
Additional paid-in capital	1,137,594	1,039,386
Retained earnings	240,139	198,863
Treasury stock, at cost	(74,374)	(116,499)
Deferred stock compensation	(8,748)	(8,858)
Accumulated other comprehensive income (loss)	2,360	(146)

Total stockholders' equity	1,297,742	1,113,481

Total liabilities and stockholders' equity	$2,169,250	$1,978,714

        See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

Revenue:
Product	$74,709	$60,096	$211,229	$151,944
Service	64,782	73,924	199,136	208,782
Ratable license	160,875	102,075	450,165	236,552

Total revenue	300,366	236,095	860,530	597,278
Cost of revenue:
Product	3,536	4,400	11,134	11,687
Service	16,974	19,819	56,744	57,894
Ratable license	13,792	10,101	40,050	34,321
Amortization of intangible assets and
deferred stock compensation	23,856	13,366	68,959	13,366

Total cost of revenue	58,158	47,686	176,887	117,268

Gross margin	242,208	188,409	683,643	480,010
Operating expenses:
Research and development	70,716	61,581	206,597	156,936
Sales and marketing	78,189	69,122	230,397	192,122
General and administrative	19,763	21,908	66,554	58,153
Integration	--	117,266	--	117,266
In-process research and development	1,600	82,500	19,850	82,500
Amortization of goodwill, intangible
assets and deferred stock compensation	9,221	8,820	26,379	17,220

Total operating expenses	179,489	361,197	549,777	624,197

Operating income (loss)	62,719	(172,788)	133,866	(144,187)
Other income, net	5,307	11,408	22,032	33,702

Income(loss) before provision (benefit) for
income taxes	68,026	(161,380)	155,898	(110,485)
Provision (benefit) for income taxes	19,551	(23,791)	50,749	(8,328)

Net income (loss)	$48,475	$(137,589)	$105,149	$(102,157)

Basic earnings (loss) per share:
Net income (loss) per share	$0.63	$(1.93)	$1.40	$(1.59)
Weighted-average common shares	76,620	71,157	75,004	64,157

Diluted earnings (loss) per share:
Net income (loss) per share	$0.60	$(1.93)	$1.35	$(1.59)
Weighted-average common shares and dilutive
stock options outstanding	81,348	71,157	78,160	64,157

        See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	NINE MONTHS ENDED
	JULY 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$105,149	$(102,157)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization and depreciation	137,773	69,835
Deferred taxes	(673)	(3,967)
In-process research and development	19,850	82,500
Write-down of long-term investments	3,942	7,539
Tax benefit associated with stock options	3,226	18,001
Deferred rent	1,560	2,538
Provision for doubtful accounts and sales returns	(1,577)	3,065
Net change in unrecognized gains and losses on
foreign exchange contracts	18,644	--
Gain on sale of long-term investments	(20,375)	(21,393)
Impairment of land and buildings	--	14,712
Net changes in operating assets and liabilities:
Accounts receivable	6,379	(22,774)
Prepaid expenses and other current assets	(5,353)	1,079
Other assets	661	(7,323)
Accounts payable and accrued liabilities	(54,703)	(75,978)
Accrued income taxes	21,184	(81,799)
Deferred revenue	33,500	33,225
Deferred compensation	7,992	4,748

Net cash provided by (used in) operating activities	277,179	(78,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of contingently refundable insurance policy	--	(240,000)
Proceeds from sales and maturities of short-term
investments	177,886	778,501
Purchases of short-term investments	(221,235)	(667,430)
Proceeds from sale of long-term investments	32,272	30,533
Purchases of long-term investments	(800)	(5,205)
Purchases of property and equipment	(33,543)	(35,902)
Cash paid for acquisitions, net of cash received	(167,744)	234,963
Capitalization of software development costs	(1,962)	(1,194)

Net cash (used in) provided by investing activities	(215,126)	94,266

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	279,688	103,595
Purchases of treasury stock	(226,650)	(41,773)

Net cash provided by financing activities	53,038	61,822
Effect of exchange rate changes on cash	(1,387)	(1,974)

Net increase in cash and cash equivalents	113,704	75,965
Cash and cash equivalents, beginning of period	312,580	271,696

Cash and cash equivalents, end of period	$426,284	$347,661

        See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        Synopsys, Inc. (Synopsys or the Company) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the Securities and Exchange Commission’s (SEC) rules and regulations. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its consolidated financial statements prepared in accordance with generally accepted accounting principles. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K, as amended, for the fiscal year ended October 31, 2002.

        To prepare financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Synopsys’ fiscal year and third quarter end on the Saturday nearest October 31 and July 31, respectively. Fiscal 2003 and 2002 are both 52-week years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes use the applicable calendar month end.

Accounting for Stock-Based Compensation

        In accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company has determined unaudited pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure. The weighted-average expected life, risk-free interest rate and volatility for the three- and nine-month periods ended July 31, 2003 and for the same periods in fiscal 2002 are comparable to those for the year ended October 31, 2002.

        The Company’s unaudited pro forma net income and earnings per share data under SFAS No. 123 is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands, except per share amounts)

Net income (loss), as reported under APB 25	$48,475	$(137,589)	$105,149	$(102,157)
Stock-based employee
compensation included in net income (loss)	1,227	510	3,842	510
Stock-based employee
compensation expense determined
under the fair value based method for all
awards, net of related tax effects	(17,810)	(20,191)	(79,716)	(65,188)
Pro forma net income (loss) under SFAS 123	$31,892	$(157,270)	$29,275	$(166,835)
Earnings (loss) per share-- basic
As reported under APB 25	$0.63	$(1.93)	$1.40	$(1.59)
Pro forma under SFAS 123	$0.42	$(2.21)	$0.39	$(2.60)
Earnings (loss) per share-- diluted
As reported under APB 25	$0.60	$(1.93)	$1.35	$(1.59)
Pro forma under SFAS 123	$0.40	$(2.21)	$0.38	$(2.60)

Functional Currency

        The Company uses the U.S. dollar for financial reporting purposes. The Company translates the balance sheets of its foreign subsidiaries into U.S. dollars using the balance sheet date exchange rate and translates revenue and expenses using the average exchange rate for the period. The Company records the resulting translation gains and losses as a component of stockholders’ equity and reflects foreign currency transaction gains and losses in its condensed consolidated statements of operations as a component of other income (expense), net.

        Effective May 4, 2003, the Company changed the functional reporting currency of its principal Irish subsidiary to the U.S. dollar from the Euro because a high percentage of its sales in Europe and Asia, and the resulting accounts receivable, are denominated in U.S. dollars . The change in functional currency had no material impact on the Company’s results of operations.

Effect of New Accounting Standards

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company adopted SFAS 150 as of the beginning of its fourth quarter. The adoption of SFAS 150 is not expected to have a significant impact on the Company’s financial position or results of operations.

        In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on the Company’s financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Variable interest entities are created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines a variable interest entity and provides guidelines on identifying and assessing an enterprise’s interests in a variable interest entity in order to determine whether to consolidate that entity. Generally, FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the provision of this interpretation will apply no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a significant impact on the Company’s financial position or results of operations.

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires issuers to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized apart from goodwill. Under SFAS 141, the Company must reclassify to goodwill any intangible assets it acquired prior to July 1, 2001 that do not meet SFAS 141‘s criteria for recognition. Applying SFAS 141, the Company was not required to make any such reclassifications.

        The Company adopted SFAS 142 on November 1, 2002 and ceased amortizing goodwill recorded for business combinations consummated prior to July 1, 2001. In addition, as of November 1, 2002, the Company assessed the useful lives and residual values of all acquired intangible assets recorded on the balance sheet and also tested goodwill for impairment per SFAS 142. In the Company’s impairment analysis, Synopsys determined it has one reporting unit. The Company completed the goodwill impairment review as of the beginning of fiscal 2003 and found no indicators of impairment. This impairment review was based on the fair value of the Company as determined by its market capitalization. As of July 31, 2003, unamortized goodwill was $551.1 million, which, in accordance with SFAS 142, the Company will not amortize.

2.    BUSINESS COMBINATIONS

Fiscal 2003 Acquisitions

        Numerical Technologies, Inc. (Numerical). On March 1, 2003, the Company completed its acquisition of Numerical.

        Reasons for the Acquisition. In approving the merger, management considered a number of factors, including its opinion that combining Numerical’s sub-wavelength lithography-enabling solutions with Synopsys’ leading integrated circuit (IC) design solutions would enable Synopsys to further reduce costs and manufacturing risk for its customers as they create smaller, faster and more power-efficient ICs.

        Purchase Price. The Company paid Numerical common stock holders $7.00 in cash in exchange for each share of Numerical common stock owned as of the merger date, or approximately $240.7 million. The total purchase consideration consisted of:

(in thousands)
Cash paid for Numerical common stock	$240,722
Acquisition related costs	10,044
Fair value of options to purchase Synopsys common stock issued, less $5.2 million representing the portion of the intrinsic
value of Numerical's unvested options applicable to the
remaining vesting period	16,500

$267,266

        Acquisition-related costs of $10.0 million consisted primarily of legal and accounting fees of $2.7 million, and other directly related charges including approximately $5.2 million in restructuring costs and approximately $1.6 million in directors and officers liability insurance costs incurred to cover Numerical’s former officers and Board of Directors as required by the merger agreement. As of July 31, 2003, the Company had paid $6.8 million of the acquisition-related costs. Of the balance remaining at July 31, 2003, $2.5 million represents outstanding acquisition costs.

        The Company has allocated total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of $140.5 million. The following unaudited condensed balance sheet data presents the fair value of the assets and liabilities acquired.

(in thousands)
Assets acquired
Cash, cash equivalents and short-term investments	$79,461
Accounts receivable	4,904
Prepaid expenses and other current assets	3,368
Identifiable intangible assets	47,570
Goodwill	140,515
Other assets	4,827

Total assets acquired	$280,645

Liabilities acquired
Accounts payable and accrued liabilities	$17,416
Deferred revenue	3,627
Deferred tax liabilities	20,691

Total liabilities acquired	$41,734

        Goodwill and Intangible Assets. Goodwill, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired in the Numerical merger, will not be amortized and is not deductible for tax purposes. The Company allocated a portion of the purchase price to the following identifiable intangible assets:

(in thousands)

		Estimated
Intangible Asset		Useful Life
Core/developed technology	$ 22,580	3
Customer relationships	$ 20,120	6
Customer backlog	$ 4,870	3

        Except for amortization of the core/developed technology (which is included in cost of revenue in the statement of operations for the three- and nine-month periods ended July 31, 2003), the Company included amortization of the other intangible assets in operating expenses in its statement of operations for the periods ended July 31, 2003.

        Unaudited Pro Forma Results of Operations. The following table presents unaudited pro forma results of operations and gives effect to the Numerical acquisition as if the acquisition was consummated at the beginning of fiscal 2002. The Company has not included the effect of its other fiscal 2003 acquisitions as if the acquisitions were consummated at the beginning of fiscal 2003 because the effects of these acquisitions were not material. The Company’s results of operations may have been different than those shown below if the Company had actually acquired Numerical at the beginning of fiscal 2002. Pro forma results below do not necessarily indicate future operating results.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands, except per share amounts)

Revenue(1)	$300,366	$247,183	$877,091	$635,645
Net income (loss)(2)	$48,475	$(196,251)	$94,287	$(165,706)
Basic earnings per share	$0.63	$(2.76)	$1.26	$(2.58)
Weighted average common
shares outstanding(3)	76,620	71,157	75,004	64,157
Diluted earnings per share	$0.60	$(2.76)	$1.21	$(2.58)
Weighted average common
shares and dilutive stock
options outstanding(3)	81,348	71,157	78,160	64,157

(1)

The 2002 unaudited pro forma results of operations and the 2003 unaudited pro forma results of operations for the period from November 1, 2002 through February 28, 2003 include Numerical’s reported revenue in the periods Numerical recognized such revenues. However, the purchase method of accounting requires Synopsys to reduce Numerical’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than Numerical would have achieved as a separate company. Therefore, revenues from Numerical products for the period from March 1, 2003 to July 31, 2003 included in the unaudited pro forma results of operations reflect the lower amortization of deferred revenue stemming from this purchase accounting adjustment.

(2)	Net income for the three and nine months ended July 31, 2003 includes in-process research and development costs of $1.6 million and $19.9 million, respectively, from fiscal 2003 acquisitions.

(3)

The calculations of the weighted average common shares outstanding and weighted average common shares and dilutive stock options outstanding for the three and nine months ended July 31, 2002 include the impact of the shares issued in the acquisition of Avant! as of the acquisition date as discussed below.

        Other Fiscal 2003 Acquisitions. Also, during fiscal 2003, the Company completed two additional acquisitions for aggregate consideration consisting of $8.8 million in up front payments and contingent consideration totaling $3.5 million based on the achievement of certain milestones as outlined in the merger agreements. In-process research and development expenses associated with these acquisitions totaled $1.6 million for the three and nine months ended July 31, 2003. These acquisitions are not considered material to the Company’s balance sheet and results of operations.

Fiscal 2002 Acquisitions

        Avant! Corporation (Avant!). On June 6, 2002, the Company completed its merger with Avant!, a leading developer of software used in the physical design and physical verification phases of chip design. The Company recorded goodwill of $342.8 million as a result of the merger as reflected in Note 3, “Goodwill and Other Intangible Assets, Net” below. Revenues attributable to Avant! products acquired as a result of the merger are included in the results of operations from the merger date. The Company did not include revenues recognized by Avant! prior to the merger date in Synopsys’ results of operations.

        The following table presents the components of acquisition-related costs recorded in the Avant! transaction, along with amounts paid through the period ended July 31, 2003.

	Balance at			Balance at
	October 31,			July 31,
(in thousands)	2002	Payments	Reversals	2003

Acquisition related costs	$3,840	$1,324	--	$2,516
Facilities closure costs	57,261	24,884	31,578	799
Employee severance costs	290	155	--	135

Total	$61,391	$26,363	$31,578	$3,450

        The remaining acquisition-related costs of $2.5 million consist primarily of legal fees.

        Facilities closure costs at October 31, 2002 related primarily to Avant!‘s corporate headquarters. After the merger, the Company consolidated functions performed in these buildings into Synopsys’ corporate facilities and stopped paying rent on such buildings, pending negotiation of lease terminations. Synopsys settled claims of one of the two landlords of these buildings during the first quarter of fiscal 2003 for $7.4 million and settled the claims of the other landlord during the second quarter of fiscal 2003 for $15.0 million. Resolving these contingencies reduced the amount allocated to liabilities and goodwill by $31.6 million. The $0.8 million remaining facilities closure cost is the present value of the future obligations under certain of Avant!‘s other lease agreements which the Company has or intends to terminate under an approved facilities exit plan, plus additional costs the Company expects to incur directly related to vacating such facilities.

        inSilicon Corporation (inSilicon) and Co-Design Automation, Inc (Co-Design). In the fourth quarter of fiscal 2002, the Company also acquired inSilicon and Co-Design. inSilicon developed, marketed and licensed an extensive portfolio of complex “intellectual property blocks.” Co-Design developed simulation software used in the high-level verification stage of the chip design process and a new design language that permits designers to describe the behavior of their chips more efficiently than current standard languages. The Company included inSilicon’s and Co-Design’s results of operations in the accompanying unaudited condensed consolidated statement of income for the period from the respective acquisition date through July 31, 2003.

        In connection with the inSilicon acquisition, the Company incurred acquisition-related costs of $6.2 million, consisting primarily of legal and accounting fees of $1.8 million, other directly related charges including contract termination costs of $3.3 million, and restructuring costs of approximately $0.8 million. As of July 31, 2003, remaining accrued and unpaid acquisition-related costs of $0.6 million consist primarily of outstanding contract termination costs. There are no remaining accrued or unpaid acquisition-related costs for Co-Design.

        Unaudited Pro Forma Results of Operations. The following table presents unaudited pro forma results of operations and gives effect to the Avant! and inSilicon acquisitions as if the mergers were consummated at the beginning of each fiscal period presented. Amounts shown for the three and nine months ended July 31, 2002 are the combined Company’s actual results of operations. The Company has not included Co-Design in the 2002 pro forma results because the effect was not material. The Company’s results of operations may have been different if the Company had actually acquired Avant! or inSilicon, or both, at the beginning of each fiscal period presented. The pro forma results below do not necessarily indicate future operating results.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands, except per share amounts)

Revenue(1)	$300,366	$282,878	$860,530	$876,442
Net income (loss) (2)	$48,475	$(135,351)	$105,149	$(71,053)
Basic earnings (loss) per share	$0.63	$(1.78)	$1.40	$(0.94)
Weighted average common shares
outstanding	76,620	76,107	75,004	75,494
Diluted earnings (loss) per share	$0.60	$(1.78)	$1.35	$(0.94)
Weighted average common shares
and dilutive stock options
outstanding	81,348	76,107	78,160	75,494

(1)

The 2002 unaudited pro forma results of operations include Avant!‘s and inSilicon’s reported revenue in the periods Avant! and inSilicon recognized such revenues. However, the purchase method of accounting requires Synopsys to reduce Avant!‘s and inSilicon’s reported deferred revenue subsequent to the merger, resulting in lower revenue in periods following the mergers than Avant! and inSilicon would have achieved as separate companies. Therefore, revenues from Avant! and inSilicon for the periods subsequent to the respective merger dates reflect this reduction to revenue.

(2)

Net income for the three and nine months ended July 31, 2003 includes in-process research and development costs of $1.6 million and $19.9 million, respectively, from fiscal 2003 acquisitions. Net income for the three and nine months ended July 31, 2002 includes insurance costs of $95.0 million and in-process research and development of $82.5 million. Net income for the nine months ended July 31, 2002 excludes Avant!‘s pre-merger litigation settlements and other related costs Avant! incurred of $21.0 million. These expenses are included in the Company’s historical unaudited condensed consolidated statements of operations for the nine months ended July 31, 2002.

3.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET

        The following table rolls forward the carrying value of goodwill and other intangibles, net, from October 31, 2002 to July 31, 2003:

Amortization		Balance at				Balance at
Period		October 31,				July 31,
(in thousands) (Years)		2002	Additions(1)	Reversals(2)	Amortization	2003

Goodwill		$434,554	$144,335	$27,786	$--	$551,103

Intangibles:
Contract rights intangible	3	$44,519	$--	$--	$12,925	$31,594
Core/developed technology	3-10	186,766	25,994	--	56,248	156,512
Covenant not-to-compete	4	8,152	454	--	1,757	6,849
Customer backlog	3	3,267	4,970	--	1,526	6,711
Customer relationship	6	95,782	20,680	--	14,581	101,881
Trademark and tradename	3	15,242	307	--	4,459	11,090

Total intangible assets		$353,728	$52,405	$--	$91,496	$314,637 (3)

(1)

Additions include goodwill and intangible assets acquired as part of the Numercial acquisition, assets acquired as part of other acquisitions made during the fiscal year, contract termination costs and amounts related to foreign currency fluctuations for goodwill which is not denominated in U.S. dollars.

(2)

Reversals primarily include $31.6 million related to Avant! facilities discussed under “Fiscal 2002 Acquisitions” above, offset by the reduction of $4.3 million in Avant! unbilled receivables. These receivables relate to long-term library business service contracts under which Avant! had not yet performed services, and, as such, represent executory contracts rather than unbilled receivables. The amount assigned to the associated intangible asset was not material. During the first quarter of fiscal 2003, goodwill associated with the Avant! acquisition also increased $1.0 million for estimated costs of certain contract termination liabilities.

(3)	Total intangible assets does not include capitalized research and development net of $2.4 million and $1.6 million as of July 31, 2003 and October 31, 2002, respectively.

Total amortization expense related to goodwill and other intangible assets is set forth in the table below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

(in thousands)	2003	2002	2003	2002

Goodwill	$ --	$ 3,908	$ --	$ 11,692

Intangibles:
Contract rights intangible	$4,308	$2,872	$12,925	$2,872
Core/developed technology	19,575	10,687	56,248	11,303
Covenants not-to-compete	613	379	1,757	379
Customer backlog	686	--	1,526	--
Customer relationships	5,166	2,847	14,581	2,847
Trademark and tradename	1,501	983	4,459	983

Total intangible assets (1)	$31,849	$17,768	$91,496	$18,384

(1)

Total amortization of intangible assets does not include amortization of capitalized research and development of $425,000 and $1.1 million for the three- and nine-month periods ended July 31, 2003, respectively, as compared to $287,000 and $805,000 for the same periods in fiscal 2002, respectively.

        The following table presents the estimated future amortization of the other intangible assets (in thousands):

Fiscal Year
2003 - remainder of fiscal year	$31,682
2004	126,674
2005	90,814
2006	26,154
2007	21,698
2008 and thereafter	17,615
Total estimated future amortization of
other intangible assets	$314,637

        The following table reflects adjusted net income (loss) per share, excluding amortization of goodwill, for fiscal 2002 periods as if the Company had adopted SFAS 142 as of July 1, 2001. The Company’s actual results of operations are shown for the three and nine months ended July 31, 2003.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands, except per share amounts)

Net income (loss)	$48,475	$(137,589)	$105,149	$(102,157)
Add: Amortization of goodwill	--	3,908	--	11,692

Adjusted net income (loss)	$48,475	$(133,681)	$105,149	$(90,465)

Basic earnings (loss) per share	$0.63	$(1.88)	$1.40	$(1.41)

Weighted average common shares
outstanding	76,620	71,157	75,004	64,157
Diluted earnings (loss) per share	$0.60	$(1.88)	$1.35	$(1.41)
Weighted average common shares
and dilutive stock options
outstanding	81,348	71,157	78,160	64,157

4.     STOCK REPURCHASE PROGRAM

        In December 2002, the Company’s Board of Directors renewed its stock repurchase program originally approved in July 2001. Under the renewed program, the Company may acquire up to $500 million of Synopsys common stock in the open market. This renewed stock repurchase program replaced all prior Board-approved repurchase programs. The Company intends to use all common shares repurchased for ongoing stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions. The Company repurchased 2.6 million shares at an average price of $61 per share and 4.2 million shares at an average price of $54 per share during the three and nine months ended July 31, 2003, respectively. The Company repurchased 0.8 million shares at an average price of $50 per share during the three and nine months ended July 31, 2002. At July 31, 2003, approximately $273.4 million remained available for repurchases under the program.

5.     COMPREHENSIVE INCOME (LOSS)

        The following table sets forth the components of comprehensive income, net of income tax expense:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands)
Net income (loss)	$48,475	$(137,589)	$105,149	$(102,157)
Foreign currency translation adjustment	67	(4,672)	(880)	(4,218)
Unrealized loss on available-for-sale
securities	(5,310)	(10,720)	(12,764)	(4,016)
Unrealized gain (loss) on foreign
exchange contracts	(2,972)	--	11,547	--
Reclassification adjustment for realized
gain (loss) included in net income
(loss)	--	--	4,603	(5,842)

Total comprehensive income (loss)	$40,260	$(152,981)	$107,655	$(116,233)

6.     EARNINGS PER SHARE

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands)
Weighted-average common shares for
basic net income per share	76,620	71,157	75,004	64,157
Weighted-average dilutive stock
options outstanding under the
treasury stock method	4,728	--	3,156	--

Weighted-average common shares for
diluted net income per share	81,348	71,157	78,160	64,157

        The effect of dilutive stock options outstanding excludes approximately 1.9 million and 7.4 million stock options for the three months ended July 31, 2003 and 2002, respectively, and 7.8 million and 5.3 million stock options for the nine months ended July 31, 2003 and 2002, respectively, which were anti-dilutive for net income per share calculations.

7.     SEGMENT DISCLOSURE

        Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach”: how management organizes the Company’s operating segments for which separate financial information (i) is available and (ii) is evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.

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

        Revenue and long-lived assets related to operations in the United States and other geographic areas were:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands)
Revenue:
United States	$180,946	$154,501	$474,369	$390,529
Europe	47,533	34,992	132,514	98,584
Japan	39,837	25,758	174,872	59,783
Other	32,050	20,844	78,775	48,382

Consolidated	$300,366	$236,095	$860,530	$597,278

	JULY 31,	OCTOBER 31,
	2003	2002

	(in thousands)
Long-lived assets:
United States	$157,913	$162,360
Other	22,832	22,680

Consolidated	$180,745	$185,040

        Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology. Beginning in fiscal 2003, geographic revenue reflects reconfiguration of licenses between different regions following the initial product shipment.

        No single customer accounted for more than ten percent of the Company’s total revenue for the three and nine months ended July 31, 2003. The Company had one customer that accounted for approximately 15% and 10% of the Company’s total revenue for the three and nine months ended July 31, 2002, respectively.

        The Company segregates revenue into five categories for purposes of internal management reporting: Design Implementation, Verification and Test, Design Analysis, Intellectual Property (IP) and Professional Services. The following table summarizes the revenue attributable to each category. Revenues attributable to products acquired as a result of a merger are included in the following table as of the respective merger date. Revenues recognized by these acquired companies prior to the merger date are not included in the following table. Due to a business unit reorganization in the first quarter of fiscal 2003, the Company realigned certain of its products, with the majority of the reorganization occurring between IP and Verification and Test. The Company has reclassified prior period amounts to reflect this shift and to provide a consistent presentation.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands)
Revenue:
Design Implementation	$127,180	$105,041	$385,237	$253,946
Verification and Test	77,453	62,216	216,967	191,471
Design Analysis	61,672	40,616	177,069	61,745
IP	22,221	13,359	51,201	45,150
Professional Services	11,840	14,863	30,056	44,966

Consolidated	$300,366	$236,095	$860,530	$597,278

        Beginning in fiscal 2003, product revenue reflects reconfiguration of licenses between different product categories following the initial product shipment.

8.     LEGAL PROCEEDINGS

        On August 10, 2001, Silicon Valley Research, Inc. (SVR) filed an action against Avant! in the United States District Court for the Northern District of California. The complaint asserted claims for statutory unfair competition, receipt, sale and concealment of stolen property, interference with prospective economic advantage, conspiracy, false advertising, violation of the Lanham Act and violation of 18 U.S.C.A. ss. 1962 (R.I.C.O.). In the complaint, SVR alleged that Avant!‘s use of trade secrets misappropriated by Avant! damaged SVR by allowing Avant! to develop and market products more quickly and cheaply than it could have otherwise. On May 7, 2003, the District Court granted Avant!‘s motion to dismiss and motion for summary judgment, thereby dismissing all of SVR’s claims. SVR filed a notice of appeal in the Ninth Circuit Court of Appeals, but on August 28, 2003, SVR agreed to a stipulated dismissal of the action.

9.     SUBSEQUENT EVENT

        On August 20, 2003, the Company announced that its Board of Directors has authorized a two-for-one stock split in the form of a stock dividend. The record date for the dividend was September 2, 2003. On September 23, 2003, the Company’s transfer agent will distribute one share of the Company’s common stock for each share of common stock held to the Company’s stockholders of record at the record date.

        In addition, following the stock dividend, each new share of Common Stock shall have associated with it one Series A Participating Preferred Stock purchase right under the Company’s Preferred Shares Rights Agreement between Synopsys and Harris Trust dated April 7, 2000, with each right being a right to buy one one-thousandth of a share of Series A Participating Preferred Stock. The exercise price of each purchase right shall be equal to $87.50, or one-half the exercise price of one purchase right immediately prior to the stock dividend.

        The share and per share numbers in this filing have not been adjusted to reflect the planned split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements included in this Quarterly Report on Form 10-Q, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2002.

        The following discussion contains “forward-looking statements” as defined under Section 21E of the Securities Exchange Act of 1934. For example, statements including terms such as “projects,” “expects,” “believes,” “anticipates” or “targets,” and similar such words denoting future events, are forward-looking statements. Actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Results” below. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.

Overview

        Synopsys is the world’s leading supplier of electronic design automation (EDA) software to the global electronics industry. We develop, market and support a wide range of integrated circuit (IC) design software products that designers of advanced ICs, and the electronic systems (such as computers, cell phones, and internet routers) that incorporate such ICs, use to automate significant portions of their IC design process. Our products enable our customers to optimize their IC designs for speed, size, power consumption and production cost, while reducing overall design time. We also provide consulting services to help our customers improve their IC design processes and, where requested, to assist them with their IC designs, as well as training and support services.

Acquisitions

        In fiscal 2003, we completed (i) our acquisition of Numerical Technologies, Inc. (Numerical) to expand our offerings of design for manufacturing products and (ii) two other acquisitions we do not consider material for financial statement purposes. In fiscal 2002, we completed the acquisitions of: (i) Avant! Corporation (Avant!), a leading developer of software used in the physical design and physical verification phases of chip design; (ii) Co-Design Automation, Inc. (Co-Design), a developer of simulation software used in the high level verification stage of the chip design process; and (iii) inSilicon Corporation (inSilicon), which developed, marketed and licensed an extensive portfolio of complex “intellectual property blocks.” Revenues attributable to products acquired as a result of these mergers are included in the results of operations from the respective merger dates. We do not include revenues recognized by these acquired companies prior to their respective merger dates in Synopsys’ results of operations.

Critical Accounting Policies

        We base the discussion and analysis of our financial condition and results of operations upon our unaudited condensed consolidated financial statements, which we prepare in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates.

        The accounting policies that most frequently require us to make estimates and judgments, and that are therefore critical to understanding our results of operations, are:

o	Revenue recognition;
o	Valuation of intangible assets;
o	Income taxes;
o	Allowance for doubtful accounts; and
o	Valuation of strategic investments.

Revenue Recognition

        We have designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition.

        We report revenue in three categories: ratable, product and services.

o	Ratable license revenue consists primarily of fees for Technology Subscription Licenses bundled with post-contract customer support (we refer to post-contract customer support as maintenance or PCS) and sold as a single package. We refer to these licenses as TSLs. Assuming all other revenue recognition criteria are met, we typically recognize TSL revenue ratably over the term of the license and maintenance period as the fair value of maintenance is not known.

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

o	Product revenue consists primarily of fees from sales of perpetual licenses. Assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual licenses upon delivery using the residual method.

o	Services revenue consists of fees for consulting services, training and maintenance associated with perpetual licenses. We generally recognize revenue from consulting and training services as we perform the services. We generally recognize revenue from maintenance associated with perpetual licenses ratably over the maintenance term. Maintenance sold with perpetual licenses is generally renewable, after any bundled maintenance period expires, in one-year increments for a fixed percentage of the perpetual list price. Since the second quarter of fiscal 2002, we have calculated the price of maintenance as a percentage of the net license fee for certain customers that purchase perpetual licenses in excess of $2.0 million, rather than as a percentage of the perpetual license list price, resulting in a lower maintenance price to these customers.

        Customers occasionally request the right to convert their existing TSLs to perpetual licenses. Customers may pay an incremental fee to convert the TSL to a perpetual license, which we recognize upon contract signing, in accordance with AICPA Technical Practice Aid (TPA) 5100.74, assuming all other revenue recognition criteria have been met. In some situations, the contract converting the TSL to a perpetual license is modified to such an extent that a new arrangement exists. The changes to the contract may include increases or decreases in the total technology under license, changes in payment terms, changes in license terms and other pertinent factors. In these situations, we account for all of the arrangement fees as a new sale and recognize revenue when all other revenue recognition criteria have been met. We have a policy that defines the specific circumstances under which such transactions are accounted for as a new perpetual license sale.

        We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products (referred to as an “arrangement” in the accounting literature), we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is “fixed or determinable,” and (iv) “collectibility is probable.” We apply these criteria as discussed below.

o	Persuasive Evidence of an Arrangement Exists. Our customary practice is to have a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

o	Delivery Has Occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes that allow the customer to take immediate possession of the software on its hardware.

o	The Fee is Fixed or Determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our historical, customary payment terms require 75% or more of the arrangement fee to be paid within one year or less. Where these terms apply, we regard the fee as fixed or determinable and we recognize revenue upon delivery of software (assuming other revenue recognition criteria are met). We consider arrangements with payment terms extending beyond the customary payment terms not to be fixed or determinable. We then recognize revenue in each quarter (subject to application of other revenue recognition criteria) as the lesser of the aggregate of amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees had been fixed or determinable. A determination of whether the arrangement fee is fixed or determinable is particularly relevant to revenue recognition on perpetual licenses.

o	Collectibility is Probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For a new customer, we evaluate the customer’s financial position and ability to pay, and typically assign a credit limit based on that review. We increase the credit limit only after we have established a successful collection history with the customer. If we determine at any time that collectibility is not probable based upon our credit review process, we recognize revenue on a cash-collected basis.

Valuation of Goodwill and Intangible Assets

        We evaluate quarterly our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer-installed base/relationships, trademarks and tradenames, covenants not to compete, customer backlog and capitalized software. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the acquired entity or technology over the remaining amortization period, we will reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

        We evaluate quarterly goodwill for an indication of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At a minimum, we complete this evaluation on an annual basis in accordance with Statement of Financial Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements.

Income Taxes

        The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of July 31, 2003, current net deferred tax assets and long-term liabilities totaled $286.1 million and $24.6 million, respectively. We believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, if we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the deferred tax assets in the period we make that determination.

Allowance For Doubtful Accounts

        Management estimates the collectibility of accounts receivable on an account-by-account basis, and establishes a specific reserve for any particular receivable when we determine collectibility is not probable. In addition, we provide a general reserve on all accounts receivable, which we calculate as a percentage, determined within a specified range of percentages of the outstanding balance in each aged group. In determining this percentage, we specifically analyze accounts receivable and historical bad debt expense, customer creditworthiness, current economic trends, international exposures (such as currency devaluation), and changes in our customer payment terms to evaluate the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, impairing their ability to make payments, we may need to establish additional allowances.

Valuation of Strategic Investments

        We review our investments in non-public companies on a quarterly basis and estimate the amount of any impairment incurred during the current period based on a specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the quarter. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies where we cannot readily determine market value, we assess each investment for indicators of impairment at each quarter end based primarily on achievement of business plan objectives and current market conditions, among other factors, and information available to us at the time of assessment. The primary business plan objectives we consider include achievement of planned financial results, completion of capital raising activities, the launching of technology, the hiring of key employees and the portfolio company’s overall progress on its business plan. If we determine an investment in a portfolio company is impaired, absent quantitative valuation metrics management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information and valuations completed for companies similar to our portfolio companies. Future adverse changes in market conditions, poor operating results of underlying investments and other information obtained after our quarterly assessment could result in additional losses or an inability to recover the current carrying value of the investments thereby requiring a further impairment charge in the future.

Results of Operations

        Adoption of Subscription Licenses; Impact on Revenue. Prior to the fourth quarter of fiscal 2000, we principally licensed our software via perpetual licenses and “term” licenses (a type of time-based license), with maintenance purchased separately. We generally recognize revenue from these licenses in the quarter we ship the product (or “up-front”), and recognize revenue from maintenance ratably over the support period.

        In the fourth quarter of fiscal 2000, we discontinued term licenses and introduced TSLs. A TSL is a license to use one or more of our software products for a specified period of time and to receive support services (such as hotline support and updates) for a concurrent period of time. Since products and maintenance are bundled in TSLs, we generally recognize both product and service TSL revenue ratably over the term of the license, or, if later, as payments become due. Accordingly, when a customer buys a TSL, we recognize relatively little revenue during the quarter we initially deliver the product. We either record the remaining amount not recognized as deferred revenue on our balance sheet, or consider it operational or financial backlog and do not record it on the balance sheet. The amount recorded as deferred revenue is equal to the portion of the license fee invoiced or paid but not recognized. The amount considered backlog moves out of backlog and is recorded as deferred revenue when invoiced or as additional payments are made. We reduce deferred revenue as we recognize revenue. As a result, a TSL order will result in significantly lower current-period revenue than an equal-sized order for a perpetual license. Conversely, an order for a TSL will result in higher revenues recognized in future periods than an equal-sized order for a perpetual or term license. For example, a $120,000 order for a perpetual license will result in $120,000 of revenue recognized in the quarter the product is shipped and no revenue in future quarters. The same order for a 3-year TSL shipped at the beginning of the quarter will result in $10,000 of revenue recognized in the quarter the product is shipped and in each of the 11 succeeding quarters.

        On an aggregate basis, introducing TSLs has had, and will continue to have, a significant impact on our reported revenue. When we adopted TSLs in the fourth quarter of fiscal 2000, our reported revenue dropped significantly. In each quarter since adoption, our ratable revenue has grown as TSL orders received each quarter contribute revenue that is “layered” over the revenue recognized from TSL orders received in prior quarters. This effect will repeat itself each quarter in varying degrees until the TSL model is fully phased in; during this transition period ratable revenue will continue to grow even if the overall level of TSL orders does not grow, and could grow even if the overall level of TSL orders declines in the near term. Since our introduction of TSLs, the average TSL duration has been approximately 13 quarters. Therefore, in general, the model will be largely phased in by the end of fiscal 2003. The Avant! acquisition extended the phase in period due to Avant!‘s heavier weighting towards perpetual licenses. The complete phase in period of the TSL model is difficult to predict, as it has been (i) lengthened by our acquisition of Avant!, whose license mix was more heavily weighted toward perpetual licenses and (ii) is somewhat dependent on the length of the individual TSLs we have booked, some of which have extended longer than 4 years. Over the long term, average revenue growth should track average orders growth.

        Synopsys’ revenue in any given quarter depends upon the volume of perpetual orders shipped during the quarter, the amount of TSL revenue amortized from deferred revenue (or recognized out of backlog from TSL licenses shipped during a prior quarter), and, to a small degree, the amount of revenue recognized on TSL orders received during the quarter. We set our revenue targets for any given period based, in part, upon an assumption that we will achieve a certain level of orders and a certain license mix of perpetual licenses and TSLs. The actual mix of licenses sold in any quarter, and more precisely, the amount of perpetual licenses sold during the quarter, affects the revenue we recognize in the period. If we achieve the target level of total orders but are unable to achieve our target license mix, we may fall short of our revenue targets (if TSL orders are higher than expected), or may exceed them (if perpetual licenses are higher than expected). If we achieve the target license mix but the overall level of orders is below the target level, then we will not meet our revenue targets.

        Backlog consists of (i) orders for software products sold under perpetual licenses and TSLs with customer-requested ship dates within three months which have not been shipped, (ii) orders for customer training and consulting services which are expected to be completed within one year, and (iii) subscription services, maintenance and support with contract periods extending up to fifteen months. In the case of a TSL, our backlog includes the uninvoiced amount of the committed non-cancelable order. Deferred revenue represents the portion of license, maintenance or service fees that have been invoiced or paid but not recognized as revenue. Aggregate backlog is considered to be backlog plus deferred revenue. At July 31, 2003, 42% of the aggregate TSL backlog is scheduled to be recognized as revenue in the first year from such date, 33% in the second year, 20% in the third year and 5% thereafter. At July 31, 2003, 46% of the total aggregate backlog is scheduled to be recognized as revenue in the first year, 31% in the second year, 19% in the third year and 4% thereafter.

        The precise mix of orders is subject to substantial fluctuation in any given quarter or multiple quarter periods. Our historical license order mix from our adoption of TSLs in August 2000 to the present has been 23% perpetual licenses and 77% ratable licenses, although the percentage of perpetual licenses in any given quarter has been as high as 32% and as low as 13%. The license mix for the three months ended July 31, 2003 was 21% perpetual licenses and 79% TSLs as compared to 32% perpetual licenses and 68% TSLs for the same period in fiscal 2002. Our target license mix for new software orders for the fourth quarter of fiscal 2003 is 21% to 26% perpetual licenses and 74% to 79% ratable licenses. Our target license mix for new software orders for fiscal 2003 is 20% to 25% perpetual licenses and 75% to 80% ratable licenses.

        The average duration of TSLs booked for the three months ended July 31, 2003 was 3.9 years. Our target range for the average duration of TSLs during the fourth quarter of fiscal 2003 is 3.5 years to 3.8 years. The target range for the average duration of TSLs during fiscal 2003 is 3.4 years to 3.7 years.

Revenue

        Total revenue for the three months ended July 31, 2003 increased 27% to $300.4 million as compared to $236.1 million for the same period in fiscal 2002. Total revenue for the nine months ended July 31, 2003 increased 44% to $860.5 million as compared to $597.3 million for the same period in fiscal 2002. The increase in total revenue for the three and nine months ended July 31, 2003 is primarily due to (i) the additional quarters that the TSL license model has been in effect and (ii) the Avant! acquisition in June 2002. The increase in revenues for the nine-month period ended July 31, 2003 also reflected license renewals with many of our largest Japanese customers, a relatively high proportion of which were perpetual licenses.

        Ratable license revenue for the three months ended July 31, 2003 increased 58% to $160.9 million as compared to $102.1 million for the same period in fiscal 2002. Ratable license revenue for the nine months ended July 31, 2003 increased 90% to $450.2 million as compared to $236.6 million for the same period in fiscal 2002. The increase in ratable license revenue is due to the additional quarters that the TSL license model has been used, and to the increased volume of ratable license sales resulting from the Avant! merger.

        Product revenue for the three months ended July 31, 2003 increased 24% to $74.7 million as compared to $60.1 million for the same period in fiscal 2002. Product revenue for the nine months ended July 31, 2003 increased 39% to $211.2 million as compared to $151.9 million for the same period in fiscal 2002. The increase in product revenue is primarily due to the increased volume of perpetual licenses resulting from the Avant! merger. During the second quarter of fiscal 2002, we began offering variable maintenance arrangements to certain customers that entered into perpetual license technology arrangements in excess of $2.0 million. These arrangements accounted for $52.2 million and $158.8 million of our product sales for the three and nine months ended July 31, 2003, respectively, as compared to $33.4 million and $62.6 million for the same periods in fiscal 2002, respectively.

        Service revenue for the three months ended July 31, 2003 decreased 12% to $64.8 million as compared to $73.9 million for the same period in fiscal 2002. Service revenue for the nine months ended July 31, 2003 decreased 5% to $199.1 million as compared to $208.8 million for the same period in fiscal 2002. The decline in service revenue is primarily due to lower maintenance fees from variable maintenance perpetual arrangements, decreased consulting orders and maintenance renewals as our customers seek to reduce costs in light of current economic conditions, and the fact that our new licenses are predominantly TSLs with maintenance bundled with the software and recognized as ratable license revenue, not service revenue. We believe these factors will result in relatively flat service revenue for the fourth quarter of fiscal 2003.

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

        Revenue — Product Groups. For management reporting purposes, we organize our products into five distinct product groups – Design Implementation, Verification and Test, Design Analysis, Intellectual Property (IP) and Professional Services. The following table summarizes the license and associated maintenance revenue attributable to these groups as a percentage of total Company revenue for the last eight quarters. Revenue from companies or products acquired during the periods covered are included from the original acquisition date through the end of the period. As a result of the Avant! merger, we redefined our product groups, effective in the third quarter of fiscal 2002. We have reclassified prior period amounts to reflect this reclassification and provide a consistent presentation.

	Q3-2003	Q2-2003	Q1-2003	Q4-2002	Q3-2002	Q2-2002	Q1-2002	Q4-2001

Revenue
Design Implementation	42%	49%	44%	46%	44%	42%	40%	42%
Verification and Test	26	24	26	26	27	34	38	34
Design Analysis	21	21	20	19	17	6	6	6
IP	7	4	6	5	5	9	8	9
Professional Services	4	2	4	4	7	9	8	9

Total Company	100%	100%	100%	100%	100%	100%	100%	100%

        Design Implementation. Design Implementation includes products used to design a chip from a high level functional description to a complete description of the transistors and connections that implement such functions that can be delivered to a semiconductor company for manufacturing. Design Implementation technologies include logic synthesis, physical synthesis, floor planning and place-and-route products and technologies. Our principal products in this category at July 31, 2003 were Design Compiler, Physical Compiler, Jupiter, Apollo and Astro. Between any two quarters, the percentage of total Company revenue from Design Implementation products fluctuates based on the mix of perpetual versus TSL orders received for those products during the quarter. For example, revenue for Design Implementation products increased significantly as a percentage of total revenue in the second quarter of fiscal 2003 due to a number of large orders, many of which were perpetual licenses, by Japanese customers. Design Implementation product revenue has increased significantly in absolute dollar terms since the Avant! acquisition in the third quarter of fiscal 2002, as this product group represented the largest portion of Avant!‘s revenue before the acquisition, but has generally remained stable as a percentage of total revenue, reflecting growth consistent with our overall averages.

        Verification and Test. Verification and Test includes products used for verification and analysis performed at the system level, register transfer level and gate level of design, including simulation, system level design and verification, timing analysis, formal verification, test and related products. Our principal products in this category are VCS, PrimeTime, Vera, PathMill, Formality, DFT Compiler, TetraMax and SoCBIST, which are used in several different phases of chip design. As a percentage of total revenue, revenue from this product family fluctuated between 34% and 38% in the period from the fourth quarter of fiscal 2001 through the second quarter of fiscal 2002, principally attributable to the mix of perpetual versus TSL orders received for Verification and Test products during any given quarter. Beginning in the third quarter of fiscal 2002 and continuing through the third quarter of fiscal 2003, Verification and Test revenues remained stable in absolute dollar terms, but decreased as a percentage of total Company revenue principally because the Avant! acquisition added few verification products.

        Design Analysis. Design Analysis includes products used for verification and analysis performed principally during the physical verification phase of chip design, including analog and mixed signal circuit simulation, design rule checking, power analysis, customer design, semiconductor process modeling and reliability analysis. Our principal products in this category are NanoSim, StarSim, HSPICE, StarRC, TCAD, Hercules, Proteus, PrimePower and Cosmos. Revenue from this product group increased both in absolute dollars and as a percentage of total revenue from a steady level of 6% to 21% in the third quarter of fiscal 2003 primarily due to products acquired in the Avant! acquisition, as the products added to our Design Analysis category represented the second largest portion of Avant!‘s revenue before the acquisition. We believe that the continued increase in contribution from these products since that quarter primarily reflects customers’ growing acceptance of design analysis technologies to address design challenges particular to small geometry ICs.

        Intellectual Property. Our IP products include the DesignWare library of IC design components and verification models, and products acquired in the merger with inSilicon in September 2002. As a percentage of total revenue, revenue from this product group was relatively stable from the third quarter of fiscal 2001 through the second quarter of fiscal 2002, reflecting growth consistent with our overall average growth. Beginning in the third quarter of fiscal 2002, IP revenue as a percentage of total revenue decreased principally because the former Avant! products included few IP offerings, but increased in the third quarter of fiscal 2003 due to increased sales of our DesignWare cores and products acquired in the inSilicon merger.

        Professional Services. The Professional Services group includes consulting and training activities. This group provides consulting services, including design methodology assistance, specialized telecommunications systems design services and turnkey design. As a percentage of total revenue, revenue from this product group declined from 9% in the fourth quarter of fiscal 2001 to 2% in the second quarter of fiscal 2003, reflecting the fact that Avant! did not have a significant professional services business and, as described above under “Revenue,” decreased consulting orders and maintenance renewals due to our customers’ efforts to reduce costs in light of current economic conditions.

Cost of Revenue

        Total cost of revenue for the three months ended July 31, 2003 was $58.2 million as compared to $47.7 million for the same period in fiscal 2002. The increase is due primarily to an increase in amortization of contract rights intangible recorded as a result of our acquisitions in fiscal 2003 and 2002. The dollar increase in total cost of revenue for the nine months ended July 31, 2003 to $176.9 million as compared to $117.3 million for the same period in fiscal 2002 is due primarily to an increase in amortization of contract rights intangible, and to a lesser extent core/developed technology recorded as a result of our acquisitions in fiscal 2003 and 2002, additional royalties of $1.5 million and other special termination benefits, as discussed below under “Work Force Reduction,” of $1.2 million. Our total product costs are relatively fixed and do not fluctuate significantly with changes in revenue or changes in revenue recognition methods.

        Cost of revenue amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible associated with certain executory contracts and the amortization of core/developed technology related to acquisitions which occurred during fiscal 2002 and 2003. Total amortization of intangible assets and deferred stock compensation included in cost of revenues is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands)

Core/developed technology	$4,308	$10,222	$12,925	$10,222
Contract rights intangible	18,722	2,872	54,097	2,872
Other intangible assets	687	214	1,527	214
Deferred stock compensation	139	58	410	58

Total	$23,856	$13,366	$68,959	$13,366

Temporary Shutdown of Operations

        During the three months ended July 31, 2003, we had a four-day shutdown of operations in North America as a cost-saving measure. The savings relates primarily to salaries and benefits and are reflected in the unaudited condensed consolidated statement of income as follows:

	THREE MONTHS ENDED
	JULY 31,

	2003	2002

	(in thousands)
Cost of revenue	$874	$--
Research and development	617	--
Sales and marketing	1,925	--
General and administrative	1,379	--

Total	$4,795	$--

Work Force Reduction

        We reduced our workforce during the first quarter of fiscal 2003 and the second quarter of fiscal 2002. The purpose was to reduce expenses by decreasing the number of employees in all departments in domestic and foreign locations. As a result, we decreased our workforce by approximately 200 and 175 employees during the first quarter of fiscal 2003 and the second quarter of fiscal 2002, respectively. The associated charge for the nine months ended July 31, 2003 was $4.4 million as compared to $3.9 million for the same period in fiscal 2002. The charge consists of severance and other special termination benefits and is reflected in the unaudited condensed consolidated statement of income as follows:

	NINE MONTHS ENDED
	JULY 31,

	2003	2002

	(in thousands)
Cost of revenue	$1,167	$678
Research and development	1,388	1,081
Sales and marketing	1,239	1,078
General and administrative	630	1,033

Total	$4,424	$3,870

Research and Development

        Research and development expenses for the three months ended July 31, 2003 increased 15% to $70.7 million as compared to $61.6 million for the same period in fiscal 2002. The increase consists primarily of (i) $5.1 million in research and development personnel and related costs as a result of acquisitions in fiscal 2002 and 2003 and additional employer payroll taxes incurred as a result of an increase in the number of stock option exercises during the current quarter; (ii) $3.8 million in human resources, information technology and facilities costs as a result of the increased research and development staffing; and (iii) $1.3 million in consulting services.

        Research and development expenses for the nine months ended July 31, 2003 increased 32% to $206.6 million as compared to $156.9 million for the same period in fiscal 2002. The increase consists primarily of (i) $28.6 million in research and development personnel and related costs as a result of acquisitions in fiscal 2002 and 2003 and additional employer payroll taxes incurred as a result of an increase in the number of stock option exercises during the current quarter; (ii) $18.8 million in increased human resources, information technology and facilities costs to research and development as a result of the increase in research and development headcount as a percentage of total headcount; and (iii) $2.2 million in consulting services.

Sales and Marketing

        Sales and marketing expenses for the three months ended July 31, 2003 increased 13% to $78.2 million as compared to $69.1 million for the same period in fiscal 2002. The increase consists primarily of (i) $9.0 million in additional sales and marketing personnel and related costs as a result of acquisitions in fiscal 2002 and 2003 and additional employer payroll taxes incurred as a result of an increase in the number of stock option exercises during the current quarter offset by savings from a four-day shutdown of operations in North America and (ii) $1.1 million in additional travel expenses as a result of trade shows occurring during the current quarter.

        Sales and marketing expenses for the nine months ended July 31, 2003 increased 20% to $230.4 million as compared to $192.1 million for the same period in fiscal 2002. The increase consists primarily of (i) $38.6 million in additional sales and marketing personnel and related costs as a result of acquisitions in fiscal 2002 and 2003 and additional employer payroll taxes incurred as a result of an increase in the number of stock option exercises during the current quarter offset by savings from a four-day shutdown of operations in North America; (ii) $2.0 million in additional travel expenses as a result of trade shows occurring during the current quarter; and (iii) offset by a decrease of $2.7 million in human resources, technology and facilities costs to sales and marketing expenses as a result of a decrease in sales and marketing headcount as a percentage of total headcount.

General and Administrative

        General and administrative expenses for the three months ended July 31, 2003 decreased 10% to $19.8 million as compared to $21.9 million for the same period in fiscal 2002. The decrease consists primarily of (i) a $5.2 million reduction in bad debt expense as $1.0 million of the reserve was reduced during the current period and $3.0 million of Avant! aged accounts receivable was collected compared to an increase in the reserve of $1.2 million in the prior year; (ii) a $2.8 million reduction in human resources, technology and facilities costs categorized as to general and administrative expenses as a result of a decrease in general and administrative headcount as a percentage of total headcount, and (iii) savings of $1.4 million from a four-day shutdown of operations in North America. These decreases were partially offset by an increase of (i) $3.0 million in additional general and administrative personnel and related costs as a result of fiscal 2002 and 2003 acquisitions, (ii) additional employer taxes incurred as a result of an increase in the number of stock option exercises during the current quarter; and (iii) $2.2 million in depreciation on upgrades to our information technology infrastructure.

        General and administrative expenses for the nine months ended July 31, 2003 increased 14% to $66.6 million as compared to $58.2 million for the same period in fiscal 2002. The increase consists primarily of (i) $10.5 million in additional general and administrative personnel and related costs as a result of acquisitions since the last half of fiscal 2002; (ii) additional employer taxes incurred as a result of an increase in the number of stock option exercises during the current quarter; (iii) $6.0 million in depreciation on upgrades to our information technology infrastructure; (iv) $3.6 million in facilities costs and $2.5 million in maintenance agreements covering more software and computing equipment due to fiscal 2002 and 2003 acquisitions. These increases were offset by a decrease of (i) $12.6 million in human resources, technology and facilities costs to general and administrative expenses as a result of a decrease in general and administrative headcount as a percentage of total headcount; and (ii) the decrease in bad debt expense as explained above; and (iii) savings of $1.4 million from a four-day shutdown of operations in North America.

Integration Costs

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

In-Process Research and Development

        Purchased in-process research and development (IPRD) for the three months ended July 31, 2003 was $1.6 million and represents the write-off of in-process technologies associated with our third quarter acquisition as described in Other Fiscal 2003 Acquisitions. IPRD for the nine months ended July 31, 2003 was $19.9 million and represents the write-off of in-process technologies associated with our third quarter acquisition and with the acquisition of Numerical. At the date of each of the acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were expensed on the respective acquisition dates. IPRD during the same periods in fiscal 2002 relates to the Avant! acquisition.

Amortization of Intangible Assets and Deferred Stock Compensation

        Amortization of intangible assets and deferred stock compensation includes the amortization of trademarks, trade names, customer relationships and covenants not-to-compete and is included in operating expenses as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31,

	2003	2002	2003	2002

	(in thousands)
Intangible assets	$8,133	$4,460	$22,948	$5,076
Deferred stock compensation	1,088	452	3,431	452
Goodwill	--	3,908	--	11,692

Total	$9,221	$8,820	$26,379	$17,220

        The increase in amortization of intangible assets is due primarily to fiscal 2002 and 2003 acquisitions partially offset by a decrease in goodwill amortization as a result of the adoption of SFAS 142 on November 1, 2002.

        The following table presents the estimated future amortization of deferred stock compensation reported in both cost of revenue and operating expenses (in thousands):

Fiscal Year
2003 - remainder of fiscal year	$1,154
2004	3,861
2005	2,550
2006	916
2007 and thereafter	267
Total estimated future amortization of
deferred stock compensation	$8,748

Other Income, Net

        Other income, net for the three months ended July 31, 2003 was $5.3 million and consisted primarily of: (i) realized gain on investments of $7.3 million; (ii) rental income of $1.1 million; (iii) interest income of $1.4 million; (iv) impairment charges related to certain assets in our venture portfolio of $1.9 million; (v) interest expense of $1.4 million; and (vi) other miscellaneous expenses including foreign exchange gains and losses recognized during the quarter of $1.2 million.

        Other income, net for the three months ended July 31, 2002 was $11.4 million and consisted primarily of: (i) realized gain on investments of $10.3 million; (ii) rental income of $2.6 million; (iii) interest income of $2.4 million; and (iv) impairment charges related to certain assets in our venture portfolio of $4.0 million.

        Other income, net for the nine months ended July 31, 2003 was $22.0 million and consisted primarily of: (i) realized gain on investments of $18.8 million; (ii) rental income of $6.3 million; (iii) interest income of $3.7 million; (iv) amortization of premium forwards and foreign currency forwards of $1.8 million; (v) impairment charges related to certain assets in our venture portfolio of $3.9 million; (vi) other miscellaneous expenses including foreign exchange gains and losses recognized during the quarter of $3.1 million; and (vii) interest expense of $1.6 million.

        Other income, net for the nine months ended July 31, 2002 was $33.7 million and consisted primarily of: (i) realized gain on investments of $22.7 million; (ii) rental income of $7.5 million; (iii) interest income of $6.9 million; (iv) a net gain of $3.1 million related to the termination fee, net of costs incurred, for an Agreement and Plan of Merger with IKOS Systems, Inc. (IKOS) which was entered into by Synopsys on July 2, 2001 and terminated on December 7, 2001; and (v) impairment charges related to certain assets in our venture portfolio of $7.5 million.

        Beginning in the fourth quarter of fiscal 2003, we expect a significantly lower level of other income.

Liquidity and Capital Resources

        Cash, cash equivalents and short-term investments increased $153.4 million, or 37%, to $568.1 million at July 31, 2003 from $414.7 million at October 31, 2002. Cash provided by operations was $277.2 million for the nine months ended July 31, 2003. Cash was provided by net income adjusted for non-cash related items, for cash flows related to hedging activities, and by an increase in deferred revenue due to continued sales of TSL licenses. Cash used for changes in working capital balances included decreases in accounts payable, accrued liabilities and accounts receivable. Accounts payable and accrued liabilities decreased as a result of payments of merger–related accruals, commissions and year-end bonuses, partially offset by year-to-date accruals. Accounts receivable decreased due to the timing of installment billings to customers on long-term arrangements.

        Cash used in investing activities was $215.1 million for the nine months ended July 31, 2003 as compared to cash provided by investing activities of $94.3 million for the same period in fiscal 2002. During the nine months ended July 31, 2003, the following occurred: (i) cash paid for acquisitions totaled $167.7 million; (ii) net purchases of investments totaled $11.9 million; and (iii) capital expenditures totaled $33.5 million. For the same period in fiscal 2002, the following occurred: (i) cash received from acquisitions totaled $235.0 million; (ii) purchase of contingently refundable insurance policy totaled $240.0 million; (iii) proceeds from net sales of investments totaled $136.4 million; and (iv) capital expenditures totaled $35.9 million.

        Cash provided by financing activities was $53.0 million for the nine months ended July 31, 2003 as compared to cash provided by financing activities of $61.8 million for the same period in fiscal 2002. The decrease of $8.8 million in cash provided by financing activities is primarily due to an increase in proceeds of $176.1 million from the sale of shares pursuant to our employee stock option plans during the current quarter, offset by an increase in the purchase of treasury stock. During the nine months ended July 31, 2003, Synopsys repurchased treasury stock of $226.7 million as compared to $41.8 million during the same period of the prior year.

        Accounts receivable, net of allowances, decreased $5.4 million, or 3%, to $201.8 million at July 31, 2003 from $207.2 million at October 31, 2002. Days sales outstanding, calculated based on revenues for the most recent quarter and accounts receivable at the balance sheet date, remained flat at 61 days from October 31, 2002 to July 31, 2003.

        On March 1, 2003, we completed our acquisition of Numerical Technologies, Inc. We paid Numerical common stock holders $7.00 in cash in exchange for each share of Numerical common stock owned as of the merger date, or approximately $240.7 million in total, and $161.3 million net of cash held by Numerical at the merger date. We paid for Numerical common stock out of our cash, cash equivalents and short-term investments.

Factors That May Affect Future Results

Continued weakness in the semiconductor and electronics businesses will negatively impact our business.

        Synopsys’ business depends on the semiconductor and electronics industries. These industries are cyclical, and characterized by rapid technological change, short product life cycles, supply and demand imbalances and fierce price competition. During 2001 and 2002, the semiconductor and electronics industries experienced steep declines in orders and revenue. This downturn has had, and continues to have, several negative impacts on our industry and on our business:

o	Semiconductor manufacturers have scrutinized carefully, and in many cases significantly reduced, their research and development investments, including their investments in electronic design automation (EDA) software. These manufacturers have limited visibility on demand for their products, and thus are likely to continue limiting R&D and EDA investments until visibility improves.

o	Starts of new IC designs, a key driver in the demand for EDA software, have declined, partly due to the downturn and perhaps reflecting a long-term trend. Fewer new companies engaged in semiconductor design are being formed or funded. These companies are traditionally an important source of new business for us.

o	A small number of our customers have gone out of business, while others have had to substantially curtail their operations.

o	Many of our customers have demanded, and we have increasingly granted, extended payments terms on their purchases, negatively affecting our cash flow.

o	Increased partnerships and/or mergers in the semiconductor and electronics industries can reduce the aggregate level of purchases of our products and services by the companies involved.

        Although there have been signs of a moderate recovery in the semiconductor and electronics businesses in 2003, further recovery remains uncertain and subject to significant risks, and it is thus not clear whether and when any such recovery will translate to increased R&D spending, and to higher spending in EDA. Should current conditions in the semiconductor and electronics industries continue or worsen, our business, operating results and financial condition will be materially and adversely affected.

Our revenue and earnings may fluctuate, which could cause our financial results not to meet expectations.

        Many factors affect our revenue and earnings, making it difficult to predict revenue and earnings for any given fiscal period. Accordingly, our financial results may not meet investor and analyst expectations, which could cause our stock price to decline. Among these factors are customer demand, license terms, and the timing of revenue recognition on products and services sold.

        The following are some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods:

o	Due to the complexity of our products, customers spend a great deal of time reviewing and testing them before making a purchase decision. Accordingly, our customers’ evaluation and purchase cycles do not necessarily match our quarterly periods. Further, sales of our products and services may be delayed if customers delay project approval or project starts because of budgetary constraints, internal review procedures or their budget cycles.

o	We may receive a disproportionate volume of orders in the last one or two weeks of a quarter. However, the delay of a single order, especially a large order, beyond the end of a fiscal period could cause our orders and revenue for that period to be below our plan and any targets we may have published.

o	Our business is seasonal. Our orders and revenue are typically lowest in our first fiscal quarter and highest in our fourth fiscal quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year.

o	We base our revenue and earnings targets for any fiscal period, in part, upon assumptions that we will achieve a certain volume of orders, and a mix of perpetual licenses (on which we recognize revenue in the quarter shipped) and TSLs (on which we recognize revenue over the license term) within a specified range, which we adjust from time to time. If we do not meet our overall orders targets, our revenue and earnings will likely not meet expectations, though if perpetual orders are higher than the expected range, our revenue and earnings for the period may be on or above target, but revenue in future periods would be lower than expected. Conversely, if we meet our overall orders target, but perpetual orders are below the expected range, our revenue will be below our target for the quarter (though the shortfall should be recognized in future quarters as TSL revenue is recognized over the term of license booked during the quarter).

o	Accounting rules determine when we recognize revenue on our orders, and therefore impact how much revenue we will report in any given fiscal period. In general, we recognize TSL revenue ratably over the license term and recognize perpetual license revenue upon product delivery. For any given order, however, the specific terms we agree to with a customer may, under applicable accounting rules, require revenue treatment different from assumptions we have used in developing our financial plans. As a result, our revenue for the fiscal period may be higher or lower than it otherwise would have been, and different than our plan or any announced targets for the period.

        Stockholders should therefore not view our historical results as necessarily indicative of our future performance. If we do not meet investor or analyst expectations for a given quarter, or set targets for future quarters that do not meet investor or analyst expectations, the trading price of our common stock could significantly decline.

Competition may have a material adverse effect on our results of operations.

        The EDA industry is highly competitive. If we fail to compete effectively, our business would be seriously and adversely affected.

        We compete against other EDA vendors, and with customers’ internally developed design tools and internal design capabilities, for a share of our customers’ EDA budgets. In general, competition is based on product quality and features, post-sale support, interoperability with our own and other vendors’ products, price, payment terms and, as discussed below, the ability to offer a complete design flow. Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation, as well as companies that offer products focused on a discrete phase of the integrated circuit design process, such as Magma Design Automation, Inc., Verisity Design, Inc., and Nassda Corporation. In the current economic environment, price and payment terms have become increasingly important competitive factors. Since early fiscal 2002, we have regularly agreed to extended payment terms on our TSLs, negatively affecting cash flow from operations. In addition, in certain situations our competitors are aggressively discounting their products. These conditions could lead to lower average selling prices or to loss of customers, either of which would seriously harm our business.

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

        Offering integrated design flow software will become increasingly important as ICs grow more complex. Many of our customers are moving to smaller geometries and system-on-chip designs, and we must continue to develop our products to address these trends. Our design products compete principally with design flow products from Cadence and Magma, which in some respects may be more integrated than our products. In January 2003 we introduced our Galaxy Design Platform, which partially integrates the full suite of Synopsys’ design implementation products. Our future success depends on our ability to further integrate our products in the Galaxy Design Platform, and continued customer acceptance and adoption of that platform. This effort will continue to require significant engineering and development work. We can provide no assurances that we will be able to offer a competitive complete design flow to customers.

        To increase our revenues over the long term, we will have to continue maintaining and enhancing our existing products, introduce or acquire new products, gain broad customer acceptance of those products and generate growth in our consulting services business. In addition to the integration of our design implementation products in the Galaxy Design Platform, in May 2003 we announced our plans to integrate our functional verification products into the Discovery Verification Platform. Further, we are expanding our intellectual property design components offerings, and with the Numerical acquisition are attempting to bolster our suite of design-for-manufacturing products. It is difficult for us to predict the success of these product initiatives and the growth of the markets for these products. In the past, we, like all companies, have introduced new products that failed to meet our revenue expectations. Therefore, we can provide no assurances that we will successfully expand revenue from our existing, new or acquired products at the desired rate. If we fail to do so, it would materially and adversely affect our business, financial condition and results of operations.

Businesses we have acquired or that we may acquire in the future may not perform as projected.

        We have acquired a number of companies in recent years, and as part of our efforts to increase revenue and expand our product and services offerings we may acquire additional companies. During 2002, we acquired Avant!, inSilicon and Co-Design, and to date during fiscal 2003, we acquired Numerical and InnoLogic Systems, Inc. and the verification IP assets of Qualis, Inc. Bidding for future acquisitions may be intense, which may make it difficult for us to acquire additional companies at an acceptable price, if at all.

        In addition to direct costs, acquisitions pose a number of risks, including potential dilution of earnings per share, problems in integrating the acquired products into our business, difficulties in retaining key employees and integrating those employees into our company, challenges in insuring acquired products and the development practices of employees of acquired companies meet our quality standards, the failure to realize expected synergies or cost savings, the failure of acquired products to achieve projected sales, the drain on management time for acquisition-related activities, adverse effects on customer buying patterns and assumption of unknown liabilities. While we attempt to review proposed acquisitions carefully and negotiate terms that are favorable to us, we can provide no assurances that any acquisition will have a positive effect on our performance.

Customer payment defaults could adversely affect our financial condition and results of operations.

        Our backlog consists principally of customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenue and cash flow if the customer defaults and fails to pay amounts owed. In these cases, we will generally take legal action to recover amounts owed. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Though we have not, to date, experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and results of operations.

Product errors or defects could expose us to liability and harm our reputation.

        Despite extensive testing prior to releasing our products, software products frequently contain errors or defects, especially when first introduced or when new versions are released. Software errors could affect the performance or interoperability of our products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance or perception of our products. Our end users rely on our products as a critical component of their design cycles, and thus may have a greater sensitivity to product errors than customers for software products generally. Errors or delays in releasing new products or new versions of products could cause us to lose revenues or market share, increase our service costs, subject us to liability for damages, and divert our resources from other tasks, any one of which could adversely affect our business and operating results.

Stagnation of foreign economies, foreign exchange rate fluctuations or other international issues could adversely affect our performance.

        During the nine months ended July 31, 2003, we derived 45% of our revenue from outside North America as compared to 35% and 37% during fiscal 2002 and 2001, respectively. While the recent outbreak of Severe Acute Respiratory Syndrome (SARS) appears to have abated, the impact of such illness has disrupted business operations, sales activities and decision-making in our industry, primarily overseas, but in some cases, domestically as well. If the SARS outbreak is not fully contained or a new outbreak of SARS occurs, it could have an adverse effect on sales of our products.

        Foreign sales are vulnerable to regional or worldwide economic or political conditions, including the effects of international political conflict or hostilities. The global electronics industry experienced steep declines in 2001 and 2002, and though there have been signs of modest recovery in 2003, it is not yet clear whether such a modest recovery will translate to higher research and development spending, and thus to higher spending in EDA. In particular, a number of our largest European customers are in the telecommunications equipment business, which has been disproportionately affected during this period. While our sales in Japan were strong during the second quarter, accounting for 35% of the Company’s revenue, sales for the third quarter returned to historical levels; the Japanese economy remains relatively weak, and future growth is thus difficult to predict. Furthermore, achievement of our overall orders and revenue plans assume growth in the Asia Pacific region, which may not occur and could be difficult if growth in the rest of the world’s economies does not accelerate.

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

        In addition, recently enacted regulations of the Nasdaq National Market regarding stockholder approval of equity-compensation plans could make it more difficult for us to grant stock options to employees in the future. Also, the FASB has proposed a change to GAAP that may require us to begin accounting for options as a compensation expense commencing in the period in which they are granted which would have an adverse effect on our reported financial results. As a result, we may incur increased cash compensation costs in order to compensate for reduced stock option grants, may lose top employees to non-public start-up companies, or may generally find it more difficult to attract, retain and motivate employees, any one of which could materially and adversely affect our business.

Failing to protect our proprietary technology would have a material adverse effect on our financial condition and results of operations.

        Our success depends, in part, upon our proprietary technology and other intellectual property rights. We rely on agreements with customers, employees and others, and on intellectual property laws to protect our proprietary technology. We can provide no assurances that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Moreover, certain foreign countries do not currently provide effective intellectual property protection; our ability to prevent the unauthorized use of our products in those countries is therefore limited.. If we do not obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, or cannot fully defend our intellectual property rights in certain jurisdictions, our business, financial condition and results of operations could be materially and adversely affected.

        In addition, from time to time we are subject to claims that our products infringe on third party intellectual property rights. Our customer agreements sometime provide for indemnification of the customer if the licensed products infringe on a third party’s rights. These types of claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could materially and adversely affect our business.

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

        We have a number of provisions that could have anti-takeover effects. In 1997, our Board of Directors adopted a Preferred Shares Rights Plan, commonly referred to as a poison pill. In addition, our Board of Directors has the authority, without further action by its stockholders, to issue additional shares of common stock and to fix the rights and preferences of, and to issue authorized but undesignated shares of, preferred stock. These and other provisions of Synopsys’ Restated Certificate of Incorporation and Bylaws and the Delaware General Corporation Law may deter hostile takeovers or delay or prevent changes in control of management of Synopsys, including transactions in which Synopsys stockholders might otherwise receive a premium for their shares over then current market prices.

We are subject to changes in financial accounting standards, which may affect our reported financial results, or the way we conduct business.

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. Accounting policies affecting software revenue recognition, in particular, have been the subject of frequent interpretations, which have had a profound affect on the way we license our products. As a result of the enactment of the Sarbanes-Oxley Act and the related scrutiny of accounting policies by the SEC and by the various national and international accounting industry bodies, we expect the frequency of accounting policy changes to accelerate. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.

        The FASB has proposed a change to GAAP that may require us to begin accounting for options as a compensation expense commencing in the period in which they are granted which would have an adverse effect on our reported financial results. Synopsys currently accounts for stock options under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. As currently permitted by SFAS 123, we use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to our employees. Under this standard, we do not consider stock option grants issued under our employee stock option plans to be compensation, because the exercise price is equal to the fair market value on the grant date, although as required by SFAS 123, we currently disclose the impact of “expensing” stock options in the notes to our consolidated financial statements. If this proposal is adopted, expensing stock options will significantly and adversely affect our reported results of operations.

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

Computer viruses and denial of service attacks could seriously disrupt our business operations.

        Recently, “hackers” and others have created a number of computer viruses or otherwise initiated “denial of service” attacks on computer networks and systems. While we diligently maintain our information technology infrastructure and continuously implement protections against such viruses or intrusions, if our defensive measures fail, or should similar defensive measures by our customers fail, our business could be materially and adversely affected.

If export controls affecting our products are expanded, our business will be adversely affected.

        The U. S. Department of Commerce regulates the sale and shipment of certain technologies by U.S. companies to foreign countries. To date, we believe we have successfully complied with applicable export regulations. However, if the Department of Commerce places significant export controls on our existing, future or acquired products, our business will be materially and adversely affected.

An unfavorable government review of our tax returns or changes in our effective tax rates could adversely affect our operating results.

        Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. We exercise judgment in determining our worldwide provision for income taxes, and in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in a tax review will not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, there could be a material effect on the Company’s income tax provision and net income in the period or periods for which that determination is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We place our investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

        The following table presents the carrying value and related weighted-average total return for our investment portfolio. The carrying value approximates fair value at July 31, 2003. In accordance with our investment policy, the weighted-average maturities of our total invested funds does not exceed one year.

		Weighted-
		Average
	Carrying	After Tax
	Amount	Return

	(in thousands)

Short-term investments-- fixed rate (U.S.)	$141,809	0.80%
Money market funds-- variable rate (U.S.)	180,123	0.89%
Cash deposits and money market funds-- variable
rate (Ireland)	196,530	0.78%

Total interest bearing instruments	$518,462	0.82%

Foreign Currency Risk

        At the present time, we hedge only (i) those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and (ii) forecasted accounts receivable and accounts payable denominated in non-functional currencies. Our hedging activities are intended to offset the impact of currency fluctuations on the value of these balances. The success of these activities depends upon the accuracy of our estimates of balances denominated in various currencies and in fluctuations of foreign currencies. If a non-functional currency increases in value relative to the functional currency, then the value of expenses, assets, liabilities and forecasted accounts receivable denominated in that currency increases. If a non-functional currency declines in value relative to the functional currency, then the value of expenses, assets, liabilities and forecasted accounts receivable denominated in that currency decreases. Looking forward, to the extent our estimates of various balances denominated in foreign currencies prove not to be accurate, then we will record a gain or loss, depending upon the nature and extent of such inaccuracy. We can provide no assurances that our hedging transactions will be effective.

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

        The following table provides information about our foreign currency contracts at July 31, 2003. Due to the short-term nature of these contracts, the contract rates approximate the weighted-average currency exchange rates at July 31, 2003. These forward contracts mature in approximately thirty days and contracts are rolled-forward on a monthly basis to match firmly committed transactions.

	USD Amount	Contract Rate

	(in thousands)
Forward Net Contract Values:
Japanese yen	$103,129	117.7900
Euro	5,366	0.8725
Canadian dollar	4,599	1.3876
British pound sterling	4,671	0.6172
Israeli shekel	1,955	4.4250
Korean won	2,637	1183.3500
Singapore dollar	1,928	1.7540
Taiwan dollar	738	34.3700
Hong Kong dollar	5,489	7.8000
Chinese renminbi	6,254	8.2730

	$136,766

        Net unrealized gains of approximately $18.0 million, net of tax on the outstanding forward contracts, as of July 31, 2003 are included in other comprehensive income on the unaudited condensed consolidated balance sheet as of July 31, 2003. Net cash outflows on maturing forward contracts during the quarter were $1.1 million.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Evaluation of Disclosure Controls and Procedures. As of the end of the third fiscal quarter (the “Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 14d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

    (b)        Changes in Internal Controls. There were no changers in our internal controls over financial reporting during the quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 8, Legal Proceedings, of Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated by reference here.

ITEM 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our Annual Meeting of Stockholders at our Sunnyvale, California offices on June 20, 2003. Three matters were submitted to and approved by the stockholders as set forth below.

1.     The stockholders elected nine directors to the Company’s Board of Directors, to hold office for a one-year term or until their respective successors are elected. The votes regarding this matter were as follows:

	Total Vote	Total Vote
	For Each	Withheld From
	Director	Each Director

Aart J. de Geus	64,543,335	853,818
Andy D. Bryant	66,672,194	1,724,959
Chi-Foon Chan	68,120,297	276,856
Bruce R. Chizen	67,117,246	1,279,907
Deborah A. Coleman	66,660,067	1,737,086
A. Richard Newton	67,124,206	1,272,947
Sasson Somekh	48,684,691	19,712,462
Roy Vallee	67,989,556	407,597
Steven C. Walske	67,066,099	1,331,054

2.     The stockholders approved an amendment to the Company’s Employee Stock Purchase Plan and International Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,800,000 shares. The votes regarding this matter were as follows:

For	Against	Abstain

64,470,827	3,429,399	496,927

3.     The stockholders approved a proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the 2003 fiscal year. The votes regarding this matter were as follows:

For	Against	Abstain

67,470,374	900,032	26,747

ITEM 5. OTHER INFORMATION

Stock Option Plans

        Under our 1992 Stock Option Plan (the 1992 Plan), 19,475,508 shares of common stock have been authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors may grant either incentive or non-qualified stock options to purchase shares of common stock to eligible individuals at not less than 100% of the fair market value of those shares on the grant date. Stock options generally vest over a period of four years and expire ten years from the date of grant. At July 31, 2003, 4,597,083 stock options remain outstanding and 3,764,588 shares of common stock are reserved for future grants under this plan.

        Under our Non-Statutory Stock Option Plan (the 1998 Plan), 26,623,534 shares of common stock have been authorized for issuance. Pursuant to the 1998 Plan, the Board of Directors may grant non-qualified stock options to employees, excluding executive officers. Exercisability, option price and other terms are determined by the Board of Directors, but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options generally vest over a period of four years and expire ten years from the date of grant. At July 31, 2003, 14,518,550 stock options remain outstanding and 4,402,117 shares of common stock were reserved for future grants under this plan.

        Under our 1994 Non-Employee Directors Stock Option Plan (the Directors Plan), 900,000 shares have been authorized for issuance. The Directors Plan provides for automatic grants to each non-employee member of the Board of Directors upon initial appointment or election to the Board, reelection and for annual service on Board committees. The option price shall not be less than 100% of the fair market value of those shares on the grant date. Under the Directors Plan, new directors receive an option for 20,000 shares, vesting in equal installments over four years. In addition, each continuing director who is elected at an annual meeting of stockholders receives an option for 10,000 shares and an additional option for 5,000 shares for each Board committee membership, up to a maximum of two committee service grants per year. In August 2003, the Board amended the Directors Plan in order to reduce the size of the initial and committee grants to 15,000 and 2,500 shares, respectively. The annual and committee service option grants vest in full on the date immediately prior to the date of the annual meeting following their grant. In the case of directors appointed to the board between annual meetings, the annual and any committee grants are prorated based upon the amount of time since the last annual meeting. At July 31, 2003, 584,246 stock options remain outstanding and 55,173 shares of common stock were reserved for future grants under this plan.

        We have assumed certain option plans in connection with business combinations. Generally, these options were granted under terms similar to the terms of our option plans at prices adjusted to reflect the relative exchange ratios. We terminated all assumed plans as to future grants upon completion of each of the business combinations.

        We monitor dilution related to our option program by comparing net option grants in a given fiscal period to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the fiscal period, net of options forfeited by employees leaving the Company, divided by the total outstanding shares at such fiscal period. The option dilution percentages were 0.4% and 3.4% for the nine months ended July 31, 2003 and fiscal 2002, respectively. We also have a share repurchase program under which we regularly repurchase shares from the open market.

        A summary of the distribution and dilutive effect of options granted is as follows:

	NINE MONTHS	YEAR ENDED
	ENDED JULY 31,	OCTOBER 31,
	2003	2002

Total grants, net of returns and cancellations, during the
period as percentage of outstanding shares exclusive of
options assumed in acquisitions	0.4%(1)	3.4%
Grants to Named Executive Officers, as defined below, during
the period as percentage of total options granted	12.0%	9.3%
Grants to Named Executive Officers during the period as
percentage of outstanding shares	0.3%	0.5%
Total outstanding options held by Named Executive Officers as
percentage of total options outstanding	16.6%	13.7%

(1)

Total grants, net of returns and cancellations, includes the cancellation of approximately 406,000 options from a former Named Executive Officer. If these options had been excluded from the calculation, the net grants for the nine months ended July 31, 2003 as a percentage of outstanding shares would have been 1.0%.

        A summary of our option activity and related weighted-average exercise prices for fiscal 2002 through the nine months ended July 31, 2003 is as follows:

		Options	Outstanding

			Weighted-
	Shares		Average
	Available for	Number	Exercise
	Options	of Shares	Price

	(in thousands,	except per share	amounts)

Balance at October 31, 2001	8,209	25,920	$ 40.10
Grants	(4,081)	4,081	$ 47.88
Options assumed in acquisitions	--	2,511	$ 37.16
Exercises	--	(2,851)	$ 34.43
Cancellations	1,585	(1,681)	$ 42.93
Additional shares reserved	2,700	--	--

Balance at October 31, 2002	8,413	27,980	$ 41.40
Grants	(1,818)	1,818	$ 47.03
Options assumed in acquisitions	--	1,057	$ 49.59
Exercises	--	(7,253)	$ 36.72
Cancellations	1,476	(1,750)	$ 47.86
Additional shares reserved	150	--	--

Balance at July 31, 2003	8,221	21,852	$ 43.29

        At July 31, 2003, a total of 19.5 million, 26.6 million and 900,000 shares were reserved for issuance under our 1992, 1998 and Directors Plans, respectively, of which 8.2 million shares were available for future grants. For additional information regarding our stock option activity during fiscal 2002 and 2001, please see Note 6 of Notes to Consolidated Financial Statements in our 2002 Annual Report on Form 10-K, as amended.

        A summary of outstanding in-the-money and out-of-the-money options and related weighted-average exercise prices at July 31, 2003 is as follows:

		Exercisable			Unexercisable			Total

			Weighted			Weighted			Weighted
			-Average			-Average			-Average
			Exercise			Exercise			Exercise
	Shares		Price	Shares		Price	Shares		Price

		(in thousands, except per share amounts)

In-the-Money	12,396		$42.53	9,066		$42.76	21,462		$42.63
Out-of-the-Money (1)	237		$78.95	153		$80.90	390		$79.71

Total Options Outstanding	12,633		$43.21	9,219		$43.40	21,852		$43.29

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $62.82 on August 1, 2003, the last trading day of the third quarter of fiscal 2003.

        The following table sets forth further information regarding individual grants of options during the nine months ended July 31, 2003 for the Chief Executive Officer and each of the other four most highly compensated executive officers serving as such on July 31, 2003 whose compensation for fiscal 2002 exceeded $100,000 (the Named Executive Officers).

					Potential	Realizable	Value at
					Assumed	Annual	Rates of
					Stock	Price	Appreciation
	Individual	Grants			for	Option	Term ($)

	Number of	Percent of
	Securities	Total Options	Range of
	Underlying Options	Granted to	Exercise Prices
Name	Granted(1)	Employees(2)	($/Share)	Expiration Date	5%		10%

Aart J. de Geus	46,550	2.82%	$40.92 - $58.56	12/09/12-05/27/13	$ 1,337,746		$ 3,390,110
Chi-Foon Chan	45,175	2.74%	$40.92 - $58.56	12/09/12-05/27/13	$ 1,294,595		$ 3,280,759
Vicki L. Andrews	25,575	1.55%	$40.92 - $58.56	12/09/12-05/27/13	$ 751,905		$ 1,905,474
Steven K. Shevick	51,975	3.15%	$40.92 - $58.56	12/09/12-05/27/13	$ 1,420,207		$ 3,599,083
Sanjiv Kaul	29,375	1.78%	$40.92 - $58.56	12/09/12-05/27/13	$ 845,280		$ 2,142,105

(1)	Sum of all option grants made during the nine months ended July 31, 2003 to such person. Options become exercisable ratably in a series of monthly installments over a four-year period from the grant date, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of ten years, subject to earlier termination upon the optionee’s cessation of service.

(2)	Based on a total of 1,651,169 shares subject to options granted to employees under Synopsys’ option plans during the nine months ended July 31, 2003.

        The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our Named Executive Officers during the nine months ended July 31, 2003:

			Number	of	Securites	Value of In	-the-	Money
	Shares		Underlying		Unexercised	Options		at
	Acquired On	Value	Options at		July 31, 2003	July 31,	2003	(2)
Name	Exercise	Realized (1)	Exercisable	/	Unexercisable	Exercisable	/	Unexercisable

Aart J. de Geus	--	--	1,482,795		292,455	$32,718,607		$ 5,562,034
Chi-Foon Chan	100,000	2,734,000	881,432		251,643	$16,567,424		$ 4,717,364
Vicki L. Andrews	57,166	1,417,088	98,651		136,324	$ 1,129,332		$ 2,166,714
Steven K. Shevick	20,500	596,806	122,302		91,473	$ 2,334,608		$ 1,695,146
Sanjiv Kaul	140,412	3,650,402	128,987		140,538	$ 1,670,136		$ 2,097,475

(1)	Market value at exercise less exercise price.

(2)	Market value of underlying securities at August 1, 2003 ($62.82) minus the exercise price.

        The following table provides information regarding equity compensation plans approved and not approved by security holders at July 31, 2003 (in thousands, except price per share amounts):

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options,Warrants,	Securities Reflected in
	Warrants, and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Employee Equity Compensation Plans
Approved by Stockholders (1)	5,181,329	$ 42.61	8,118,544 (4)
Employee Equity Compensation Plans Not
Approved by Stockholders (2)	14,518,550	$ 43.91	4,402,117

Total	19,699,879 (3)	$ 43.57	12,520,661 (5)

(1)	Synopsys’ stockholder approved equity compensation plans include the 1992 Plan, the Directors Plan and the Employee Stock Purchase Plans.

(2)	Synopsys’ only non-stockholder approved equity compensation plan is the 1998 Plan.

(3)

Does not include information for options assumed in connection with mergers and acquisitions. As of July 31, 2003, a total of 2,151,835 shares of our common stock were issuable upon exercise of such outstanding options.

(4)	Includes 1,800,000 shares approved by shareholders on June 20, 2003 for addition to the Employee Stock Purchase Plan.

(5)

Comprised of (i) 3,764,588 shares remaining available for issuance under the 1992 Plan, (ii) 4,402,117 shares remaining available for issuance under the 1998 Plan, (iii) 55,173 shares remaining available for issuance under the Directors Plan, and (iv) 4,298,783 shares remaining available for issuance under the Employee Stock Purchase Plans as of July 31, 2003.

Pre-approvals of Non-Audit Services by Audit Committee

        Pursuant to Section 10A(i)(3) of the Exchange Act, during the fiscal quarter ended July 31, 2003, the Chairperson of the Audit Committee pre-approved the following non-audit services to be performed by KPMG LLP, as its independent auditors, which approval was subsequently reported to the full Audit Committee at its next regularly scheduled meeting and ratified:

1.	Services relating to subsidiary merger plan; and

2.	Consultation related to Sarbanes-Oxley Act compliance matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a.) Exhibits

      3.1    Amended and Restated Certificate of Incorporation of Synopsys, Inc.

      3.2    Restated Bylaws of Synopsys, Inc. (1)

      4.1    Reference is made to Exhibits 3.1 and 3.2.

      10.1   1994 Directors Stock Option Plan, as amended.

      31.1   Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

      31.2   Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

      32.1   Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b)

                of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

_________________

(1)	Incorporated by reference from exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1999.

(b.)	Reports on Form 8-K

        The Registrant filed a Report on Form 8-K with the SEC on May 21, 2003 reporting under Item 9 its results for its second fiscal quarter ended April 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                  SYNOPSYS, INC.

By: /s/ STEVEN K. SHEVICK

Steven K. Shevick
Chief Financial Officer
(Principal Financial Officer)

Date: September 12, 2003

EXHIBIT INDEX

Exhibit No.  Description

      3.1    Amended and Restated Certificate of Incorporation of Synopsys, Inc.

      3.2    Restated Bylaws of Synopsys, Inc. (1)

      4.1    Reference is made to Exhibits 3.1 and 3.2.

      10.1   1994 Directors Stock Option Plan, as amended.

      31.1   Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

      31.2   Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

      32.1   Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b)

                of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

_________________

Incorporated by reference from exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quraterly period ended April 3, 1999