Form 10-Q
period 2004-01-31
SYNOPSYS INC
filed 2004-03-16
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

154,809,823 shares of Common Stock as of March 5, 2004

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

JANUARY 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	JANUARY 31, 2004	OCTOBER 31, 2003
		(audited)
ASSETS
Current assets:
Cash and cash equivalents	$412,728	$524,308
Short-term investments	205,040	174,049

Total cash, cash equivalents and short-term investments	617,768	698,357
Accounts receivable, net of allowances of $9,896 and $8,295, respectively	194,386	200,998
Deferred income taxes	271,739	248,425
Income taxes receivable	71,471	72,124
Prepaid expenses and other current assets	29,419	19,302

Total current assets	1,184,783	1,239,206
Property and equipment, net	186,530	184,313
Long-term investments	8,316	8,595
Goodwill	550,912	550,732
Intangible assets, net	252,401	285,583
Other assets	48,469	38,924

Total assets	$2,231,411	$2,307,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$149,388	$204,226
Accrued income taxes	179,635	201,855
Deferred revenue	415,803	398,878

Total current liabilities	744,826	804,959
Deferred compensation and other liabilities	55,565	47,390
Long-term deferred revenue	18,284	21,594
Stockholders’ equity:
Common stock, $0.01 par value; 400,000 shares authorized; 155,684 and 155,837 shares outstanding, respectively	1,557	1,560
Additional paid-in capital	1,232,580	1,198,421
Retained earnings	228,961	251,979
Treasury stock, at cost; 1,433 and 662 shares, respectively	(52,634)	(20,733)
Deferred stock compensation	(5,645)	(7,170)
Accumulated other comprehensive income	7,917	9,353

Total stockholders’ equity	1,412,736	1,433,410

Total liabilities and stockholders’ equity	$2,231,411	$2,307,353

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
Revenue:
Upfront license	$59,490	$54,520
Time-based license	170,598	141,229
Service	55,176	72,387

Total revenue	285,264	268,136
Cost of revenue:
Upfront license	7,426	3,753
Time-based license	4,883	12,786
Service	23,573	22,020
Amortization of intangible assets and deferred stock compensation	25,240	19,903

Total cost of revenue	61,122	58,462

Gross margin	224,142	209,674
Operating expenses:
Research and development	70,337	67,269
Sales and marketing	70,746	71,238
General and administrative	29,137	22,551
Amortization of intangible assets and deferred stock compensation	9,244	8,880

Total operating expenses	179,464	169,938

Operating income	44,678	39,736
Other (expense) income, net	(1,069)	9,210

Income before provision for income taxes	43,609	48,946
Provision for income taxes	11,457	14,561

Net income	$32,152	$34,385

Basic earnings per share:
Net income per share	$0.21	$0.23
Weighted-average common shares	156,316	148,130

Diluted earnings per share:
Net income per share	$0.19	$0.22
Weighted-average common shares and dilutive stock options outstanding	165,864	153,278

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,152	$34,385
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	48,230	43,902
Deferred income taxes	—	(4,650)
Write-down of long-term investments	1,401	1,000
Tax benefit associated with stock options	—	3,226
Deferred rent	(44)	1,006
Provision for doubtful accounts and sales returns	2,000	—
Net change in unrecognized gains and losses on foreign exchange contracts	(3,633)	18,710
Gain on sale of short–and long-term investments	(37)	(8,142)
Net changes in operating assets and liabilities:
Accounts receivable	4,595	(14,550)
Income taxes receivable	653	—
Prepaid expenses and other current assets	(10,117)	1,842
Other assets	(9,502)	88
Accounts payable and accrued liabilities	(54,692)	(58,309)
Accrued income taxes	(22,220)	(5,776)
Deferred revenue	13,615	14,398
Deferred compensation	8,918	4,332

Net cash provided by operating activities	11,319	31,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	124,474	76,559
Purchases of short-term investments	(155,529)	(97,767)
Proceeds from sale of long-term investments	—	12,466
Purchases of long-term investments	(1,000)	(300)
Purchases of property and equipment	(14,980)	(11,564)
Capitalization of software development costs	(685)	(654)

Net cash used in investing activities	(47,720)	(21,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	86,135	25,153
Purchases of treasury stock	(160,937)	—

Net cash (used in) provided by financing activities	(74,802)	25,153
Effect of exchange rate changes on cash	(377)	(596)

Net (decrease) increase in cash and cash equivalents	(111,580)	34,759
Cash and cash equivalents, beginning of period	524,308	312,580

Cash and cash equivalents, end of period	$412,728	$347,339

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Synopsys, Inc. (Synopsys or the Company) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the Securities and Exchange Commission’s rules and regulations. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles. In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

To prepare financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Synopsys’ fiscal year and first quarter end on the Saturday nearest October 31 and January 31, respectively. Fiscal 2004 and 2003 are both 52-week years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes use the applicable calendar month end.

2. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill as of January 31, 2004 consisted of the following:

(in thousands)
Balance at October 31, 2003	$550,732
Additions(1)	180

Balance at January 31, 2004	$550,912

Intangible assets as of January 31, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights intangible	$51,700	$28,722	$22,978
Core/developed technology	241,457	123,725	117,732
Covenants not to compete	9,554	3,956	5,598
Customer backlog	6,170	2,179	3,991
Customer relationships	123,180	31,954	91,226
Trademarks and trade names	18,007	9,919	8,088

Total intangible assets (2)	$450,068	$200,455	$249,613

Total amortization expense related to intangible assets is set forth in the table below:

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
	(in thousands)
Contract rights intangible	$4,308	$4,308
Core/developed technology	19,390	16,704
Covenants not to compete	626	569
Customer backlog	2,031	125
Customer relationships	5,487	4,276
Trademarks and trade names	1,501	1,475

Total intangible assets (2)	$33,343	$27,457

(1)	Additions represent amount related to foreign currency fluctuations for goodwill not denominated in U.S. dollars.
(2)	Total intangible assets do not include capitalized research and development costs of $2.8 million as of January 31, 2004. Total amortization of intangible assets does not include amortization of capitalized research and development costs of $0.5 million and $0.3 million for the three months ended January 31, 2004 and 2003, respectively.

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Nine months ending October 31, 2004	$94,418
Fiscal Year
2005	90,049
2006	25,973
2007	21,633
2008 and thereafter	17,540

Total estimated future amortization of intangible assets	$249,613

3.	STOCK REPURCHASE PROGRAM

In December 2003, the Company’s Board of Directors renewed its stock repurchase program originally approved in July 2001. Under the renewed program, the Company replenished the amount available for purchases up to $500 million, not including purchases made to date under the program. This renewed stock repurchase program replaced all prior repurchase programs authorized by the Board. The Company intends to use all common shares repurchased for ongoing stock issuances such as existing employee stock option plans, existing employee stock purchase plans and acquisitions. During the three months ended January 31, 2004, the Company repurchased approximately 4.6 million shares at an average price of $35.13 per share. The Company did not repurchase any common shares during the three months ended January 31, 2003. As of January 31, 2004, $339.1 million remained available for repurchases under the program.

4.	COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income, net of tax:

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
	(in thousands)
Net income	$32,152	$34,385
Unrealized gain on investments, net of tax of $8 and $1,862, respectively	13	2,878
Unrealized gain on currency contracts, net of tax of $198 and $8,920, respectively	(306)	13,786
Reclassification adjustment on unrealized gains on investments, net of tax of $0 and $2,975, respectively	—	(4,571)
Reclassification on unrealized gains on currency contracts, net of tax of $1,529 and $0, respectively	(2,363)	—
Foreign currency translation adjustment	1,220	(778)

Total comprehensive income	$30,716	$45,700

5.	EARNINGS PER SHARE

The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period. The Company computes diluted earnings per share using the weighted-average number of common shares and dilutive stock options outstanding under the treasury stock method during the period.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
	(in thousands)
Weighted-average common shares for basic net income per share	156,316	148,130
Weighted-average dilutive stock options outstanding under the treasury stock method	9,548	5,148

Weighted-average common shares for diluted net income per share	165,864	153,278

The effect of dilutive stock options outstanding excludes approximately 0.8 million and 19.8 million stock options for the three months ended January 31, 2004 and 2003, respectively, which were anti-dilutive for net income per share calculations.

6.	STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for its employee stock-based awards. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company has determined unaudited pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock options and employee stock purchases under the fair value method as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. The weighted-average expected life, risk-free interest rate and volatility for the three months ended January 31, 2004 and 2003 are comparable to those for the fiscal year ended October 31, 2003.

The Company’s unaudited pro forma net income and earnings per share data under SFAS 123 are as follows:

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
	(in thousands, except per share amounts)
Net income, as reported under APB 25	$32,152	$34,385
Stock-based employee compensation included in net income	1,141	1,327
Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(22,164)	(31,263)

Pro forma net income under SFAS 123	$11,129	$4,449

Earnings per share—basic
As reported under APB 25	$0.21	$0.23
Pro forma under SFAS 123	$0.07	$0.03
Earnings per share—diluted As reported under APB 25	$0.19	$0.22
Pro forma under SFAS 123	$0.07	$0.03

7.	SEGMENT DISCLOSURE

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach.” Under this method, management organizes the Company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.

The Company provides software, intellectual property and consulting services to the semiconductor and electronics industries. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region and product platform. The Company operates in a single segment. Revenue is defined as revenues from external customers.

Revenue and long-lived assets related to operations in the United States and other geographic areas were:

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
	(in thousands)
Revenue:
United States	$160,128	$166,122
Europe	48,238	42,289
Japan	38,604	32,896
Asia-Pacific	38,294	26,829

Consolidated	$285,264	$268,136

	JANUARY 31, 2004	OCTOBER 31, 2003
	(in thousands)
Long-lived assets:
United States	$162,073	$160,588
Other	24,457	23,725

Consolidated	$186,530	$184,313

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

For management reporting purposes, the Company organizes its products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property, Design for Manufacturing and Professional Services & Other. The Company includes revenue from companies or products it has acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, the Company allocates revenue derived from software maintenance, which represented approximately 16% and 23% of its total revenue, and approximately 82% and 86% of its total service revenue, for the three months ended January 31, 2004 and 2003, respectively, to the products to which those support services relate. Further, with the adoption of the Company’s platform strategy in fiscal 2003, the Company redefined its product groups and has reclassified prior period revenues in accordance with this grouping to provide a consistent presentation.

	THREE MONTHS ENDED JANUARY 31
	2004	2003
	(in thousands)
Revenue:
Galaxy Design Platform	$179,394	$172,839
Discovery Verification Platform	58,795	60,191
Intellectual Property	17,528	16,138
Design for Manufacturing	20,749	7,887
Professional Services & Other	8,798	11,081

Consolidated	$285,264	$268,136

8.	RELATED PARTY TRANSACTIONS

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 10.6% of the Company’s total revenue for the three months ended January 31, 2004, and 10.9% of the Company’s total revenue for the three months ended January 31, 2003. Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, also serves on the Company’s Board of Directors. Management believes all transactions between the two parties were carried out on an arm’s length basis.

9.	OTHER (EXPENSE) INCOME COMPONENTS

The following table presents a summary of other (expense) income components:

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
	(in thousands)

Interest income	$1,568	$1,243
Gain (loss) on sale of investments, less investment write-downs	(1,401)	6,594
Rental income	—	2,566
Other	(1,236)	(1,193)

Total	$(1,069)	$9,210

10.	SUBSEQUENT EVENTS

On February 23, 2004, the Company entered into a definitive agreement to acquire Monolithic System Technology, Inc. (MoSys), a leading provider of high-density embedded memory solutions, in a cash and stock transaction valued at approximately $453 million. The Company expects to close the acquisition by the end of May 2004. The acquisition will be effected by means of an exchange offer by a wholly-owned subsidiary of the Company to acquire all of MoSys’ outstanding shares for a purchase price of $13.50 per share, half payable in Synopsys common stock and half payable in cash. At any time prior to two business days before expiration of the offer, as it may be extended, Synopsys may elect to pay the entire purchase price in cash. The acquisition is subject to certain conditions, including the tender of a specified number of shares, receipt of regulatory approvals and other conditions set forth in the definitive agreement. Synopsys intends to assume all outstanding MoSys stock options in the transaction. The boards of directors of both companies have approved the transaction. In addition, certain MoSys stockholders who collectively own approximately 29% of MoSys’ outstanding shares have agreed to tender their shares in the transaction.

In February 2004, Synopsys completed its acquisition of Accelerant Networks, Inc., its acquisition of the assets of Analog Design Automation, Inc. and its acquisition of the test-related assets of iRoC Technologies S.A., with an aggregate purchase price of approximately $40 million. The Company does not consider any of these transactions individually material to the Company’s balance sheet or results of operations. The Company expects to allocate the purchase price for each of these transactions primarily to in-process research and development and/or core/developed technology.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to unaudited condensed consolidated financial statements in Item 1 of this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors that May Affect Future Results,” and elsewhere in this Form 10-Q. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of such terms, or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on such statements.

Overview

The following summary of the discussion and analysis of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 2 and by the risk factors set forth below under the caption entitled “Factors That May Affect Future Results.”

Synopsys is the world leader in electronic design automation (EDA) software for semiconductor design. We deliver technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). We also provide intellectual property (IP) and design services to simplify the design process, reduce design costs and accelerate time-to-market for our customers.

Business Environment

We generate substantially all of our revenue from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services out of their research and development (R&D) budgets. As a result, our revenue is heavily influenced by our customers’ long-term business outlook and willingness to invest in new, and increasingly complex, chip designs.

Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years, with industry sales dropping approximately 46% from late 2000 to early 2002. As a result, over the past three years our customers have focused on controlling costs and reducing risk, including constraining R&D expenditures, reducing the number of design engineers they employ, cutting back on their design starts, purchasing from fewer suppliers, requiring more favorable pricing, payment and license terms from those suppliers, and pursuing consolidation within their own industry. Further, during this downturn, many start-up semiconductor design companies failed or were acquired and the pace of investment in new companies declined.

The semiconductor industry recovered modestly in 2003 and industry analysts have forecasted semiconductor industry revenue growth in the range of 20% and R&D spending growth in the range of 5% in 2004. Historically, growth in semiconductor revenue has typically led to growth in R&D spending by semiconductor companies as they expand their design activity, although usually with a lag between the upturn in revenue and the upturn in R&D spending. While we believe this pattern should be repeated if the current recovery continues as forecasted, we cannot predict the timing or magnitude of any such increase.

Acquisitions

On February 23, 2004, Synopsys entered into a definitive agreement to acquire Monolithic System Technology, Inc. (MoSys), a leading provider of high-density embedded memory solutions, in a cash and stock transaction valued at approximately $453 million. This acquisition, which will be effected by means of an exchange offer and is expected to close by the end of May 2004, will provide Synopsys with memory IP offering a combination of high density, low power consumption, high speed and low cost. We have the option, not less than two business days before expiration of the exchange offer, as it may be extended, to elect to pay the entire purchase price in cash.

On February 20, 2004, we acquired Accelerant Networks Inc. (Accelerant), a provider of low-power, high-speed analog interface technology, enhancing our connectivity IP offerings.

On February 23, 2004, we acquired certain test-related assets of iRoC Technologies S.A. (iRoC), which will help expand our offerings of products used to test manufactured ICs.

Finally, on February 26, 2004, we acquired substantially all of the assets of Analog Design Automation, Inc. (ADA), which provides us with automated circuit optimization solutions for analog, mixed-signal and custom integrated circuits.

The aggregate consideration for the Accelerant, iRoC and ADA acquisitions was approximately $40 million in cash, which we paid in our second fiscal quarter ending April 30, 2004.

Product Developments

During the first quarter of fiscal 2004, we introduced a number of new products and enhancements to existing products, including:

•	Faster versions of our VCS® and Vera® logic simulation products.

•	Discovery AMS, our new analog and mixed-signal verification platform.

•	Faster versions of our leading design products, including Design Compiler®, PrimeTime®, Power Compiler™, Physical Compiler® and Astro™.

•	Improved versions of our Proteus OPC™ product and Taurus TCAD simulator that further enhance our Design for Manufacturing offerings.

Financial Performance for the Three Months Ended January 31, 2004

•	Approximately 81% of our total revenue in the three months ended January 31, 2004 was from software sales and 19% was from services.

•	Revenue was $285.3 million, a 6% increase from the same period in fiscal 2003.

•	Our Galaxy Design and Discovery Verification Platforms accounted for 84% of total revenue, compared to 87% for the same period in fiscal 2003. Our Intellectual Property and Design for Manufacturing businesses accounted for 6% and 7% of total revenue, respectively, compared to 6% and 3%, respectively, for the same period in fiscal 2003.

•	Our Galaxy Design and Discovery Verification Platforms accounted for 73% of total orders booked, compared to 81% for the same period in fiscal 2003. Our Intellectual Property and Design for Manufacturing businesses accounted for 7% and 11% of total orders booked, respectively, compared to 7% and 8%, respectively, for the same period in fiscal 2003.

•	We booked approximately 81% of our software orders as renewable licenses (either term licenses or Technology Subscription Licenses (TSLs)) and 19% as perpetual licenses for the three months ended January 31, 2004, compared to 85% renewable and 15% perpetual in the same period during fiscal 2003. A total of 57% of our software orders for the three months ended January 31, 2004 were for upfront licenses (term licenses on which revenue was or will be recognized on shipment and perpetual licenses).

•	Time-based and upfront licenses accounted for approximately 74% and 26% of our software revenue for the three months ended January 31, 2004, respectively, compared to 72% and 28%, respectively, for the same period in fiscal 2003.

•	From a service revenue perspective, approximately 82% of our service revenue in the three months ended January 31, 2004 was from software maintenance and 18% was from professional services.

•	Software maintenance revenue for the three months ended January 31, 2004 decreased approximately 27% from the same period in fiscal 2003, reflecting lower maintenance fees on certain perpetual licenses, generally lower maintenance renewal rates and the impact of including maintenance with our TSLs.

•	Professional service revenue for the three months ended January 31, 2004 decreased approximately 5% from the same period in fiscal 2003 as a result of adverse economic conditions which led our customers to reduce their costs by curtailing their use of outside consultants. However, we are seeing increasing demand for professional services, leading us to believe that the consulting business has stabilized, although quarterly revenue may continue to fluctuate from quarter to quarter.

•	Net income for the three months ended January 31, 2004 was $32.2 million compared to $34.4 million for the same period in fiscal 2003. The 6% decrease was due primarily to an increase in amortization of intangible assets acquired through acquisitions in fiscal 2003, principally Numerical Technologies, Inc., increases in research and development headcount, and facilities closure and severance charges related to our workforce realignment in the fourth quarter of fiscal 2003.

•	Cash provided by operations for the three months ended January 31, 2004 was $11.3 million compared to $31.5 million for the same period in fiscal 2003. The largest cash component of the decrease was increased disbursements for foreign income taxes.

•	During the three months ended January, 31, 2004 we repurchased approximately 4.6 million shares of our common stock at an average price of $35.13 per share, for a total of approximately $160.9 million.

Critical Accounting Policies

We base the discussion and analysis of our financial condition and results of operations for the three months ended January 31, 2004 upon our unaudited condensed consolidated financial statements for such period, which we prepare in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosure of our contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding our results of operations, are:

•	Revenue recognition;

•	Valuation of intangible assets;

•	Income taxes;

•	Allowance for doubtful accounts; and

•	Strategic investments.

Description of Policies. Other than our revenue recognition policy, which is summarized below, our critical accounting policies reflecting these estimates and judgments are described in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on January 29, 2004. We have not changed those policies since such date. Investors should therefore read this Item 2 in conjunction with such description.

Revenue Recognition. We have designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, and SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition.

With respect to software sales, Synopsys utilizes three license types:

•	Technology Subscription Licenses (TSLs) are for a finite term, on average approximately three years, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. Post-contract customer support (maintenance or PCS) is bundled for the term of the license and not purchased separately.

•	Term Licenses are also for a finite term, usually two to three years, but do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually for the balance of the term. The annual maintenance fee is typically calculated as a percentage of the net license fee.

•	Perpetual Licenses, which continue as long as the customer renews maintenance, plus an additional 20 years. Perpetual licenses do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually. The annual maintenance fee for purchases under $2 million is typically calculated as a percentage of the list price of the licensed software; for purchases over $2 million, the annual maintenance fee is typically calculated as a percentage of the net license fee.

We sometimes refer to TSLs and term licenses, either individually or collectively, as “renewable licenses.”

We report revenue in three categories: upfront license revenue, time-based license revenue and services.

Upfront license revenue includes:

•	Perpetual licenses. We recognize the perpetual license fee in full if, upon shipment of the software, payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment.

•	Upfront term licenses. We recognize the term license fee in full if, upon shipment of the software, payment terms require the customer to pay at least 75% of the term license fee within one year from shipment.

Time-Based License (TBL) revenue includes:

•	Technology Subscription Licenses. We typically recognize revenue from TSL license fees (which include bundled maintenance) ratably over the term of the license period. However, where extended payment terms ( i.e. where less than 75% of the TSL license fees are due within one year from shipment) are offered under the license arrangement, we recognize revenue from TSL license fees in an amount that is the lesser of the ratable portion of the entire fee or customer installments as they become due and payable.

•	Term Licenses with Extended Payment Terms. For term licenses where less than 75% of the term license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable.

Services revenue includes:

•	Maintenance Fees Associated with Perpetual and Term Licenses. We generally recognize revenue from maintenance associated with perpetual and term licenses ratably over the maintenance term.

•	Consulting and Training Fees. We generally recognize revenue from consulting and training services as services are performed.

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

We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

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

Results of Operations

Revenue Background. Prior to the fourth quarter of fiscal 2000, we principally licensed our software through perpetual licenses and upfront term licenses, with the license revenue typically recognized upfront at the time we received the order and maintenance recognized ratably over the maintenance term. In the fourth quarter of fiscal 2000, we introduced TSLs. Since we bundle products and maintenance in TSLs, we generally recognize both product and service revenue ratably over the term of the license, or, if later, as payments become due. As a result, a TSL order results in significantly lower current-period revenue than an equal-sized order for a perpetual or upfront term license. Conversely, a TSL order will result in higher revenue recognized in future periods than an equal-sized order for a perpetual or upfront term license. For example, on a $120,000 order for a perpetual or upfront term license, we recognize $120,000 of revenue in the quarter the product is shipped and no revenue in future quarters. On a $120,000 order for a three-year TSL shipped on the first day of the quarter, we recognize $10,000 of revenue in the quarter the product is shipped and in each of the eleven succeeding quarters.

Because we generally recognize revenue on TSLs ratably over the TSL term, our reported revenue dropped significantly following our adoption of TSLs in the fourth quarter of fiscal 2000. Since then, however, our ratable revenue has grown as TSL orders we receive each quarter contribute revenue that is “layered” over the revenue recognized from TSL orders we received in prior quarters. As the TSL model matures, growth in ratable revenue in any quarter will depend on revenue derived from new TSL orders received in the current and previous quarters, offset by the loss of revenue from TSLs that expire in such quarter, which cease to contribute to revenue. Due to this “layering” effect, revenue may grow from quarter to quarter for some time even if orders do not grow, or may not grow from one quarter to the next at the same rate that orders grow.

Our license revenue in any given quarter depends upon the volume of upfront licenses shipped during the quarter, the amount of TBL revenue recognized from TBLs booked in prior periods, and to a much smaller degree, the amount of revenue recognized on TBL orders booked during the quarter. We set our revenue targets based in large part on orders targets and our expected mix of upfront and time-based licenses for a given period. If we achieve the total orders target but not our target license mix, we may not reach our revenue targets (if upfront license orders are lower than we expect) or may exceed them (if upfront license orders are higher than we expect). If we achieve the target license mix but orders are below target, then we will not meet our revenue targets.

The precise mix of orders can fluctuate substantially from quarter to quarter. Our historical average license order mix since adopting TSLs in August 2000 through the end of fiscal 2003 has been 24% upfront licenses and 76% time-based licenses, although the percentage of upfront license orders in any given quarter has varied between 14% and 33%. The license order mix for the three months ended January 31, 2004 was 57% upfront and 43% time-based. The percentage of upfront licenses was higher than our historical average due to the acceptance by our customer base of term licenses and by a lower overall level of software orders than expected.

Below is a table showing the breakdown of orders by license type for the last five fiscal quarters.

	Q1-2004	Q4-2003	Q3-2003	Q2-2003	Q1-2003
Upfront Licenses	57%	33%	21%	26%	15%
Time-based License	43%	67%	79%	74%	85%

Reported Revenue. Total revenue for the three months ended January 31, 2004 increased 6% to $285.3 million compared to $268.1 million for the same period in fiscal 2003. Revenue for the three months ended January 31, 2004 consisted of 60% time-based license, 21% upfront license, and 19% service. The increase in total revenue in the three months ended January 31, 2004 compared to the same period in fiscal 2003 was primarily due to increased time-based license revenue, partially offset by a decline in service revenue, as discussed below.

Upfront license revenue for the three months ended January 31, 2004 increased 9% to $59.5 million compared to $54.5 million for the same period in fiscal 2003. The increase in upfront license revenue was primarily due to the contribution of $32.4 million in upfront term licenses, which we reintroduced in the fourth quarter of fiscal 2003. Customer acceptance of term licenses has been driven by the fact that they are shorter term, more flexible and generally less expensive than perpetual licenses. The increase in revenue from upfront term licenses was partially offset by a decline in revenue from perpetual licenses booked during the quarter. In the near term, we expect the contribution from upfront term licenses to increase and the contribution from perpetual licenses to continue to decline.

Time-based license revenue for the three months ended January 31, 2004 increased 21% to $170.6 million compared to $141.2 million for the same period in fiscal 2003. The increase in time-based license revenue was primarily due to the “layering” effect of continued bookings of TSL orders during prior quarters.

Service revenue for the three months ended January 31, 2004 decreased 24% to $55.2 million compared to $72.4 million for the same period in fiscal 2003. As discussed above, service revenue is comprised of two main components: maintenance fees and professional services fees. The overall decrease in service revenue is due mostly to the decline in maintenance fees, which declined by approximately $16.7 million for the three months ended January 31, 2004 compared to the same period in fiscal 2003 due to (i) a lower renewal rate of maintenance on perpetual licenses, (ii) our adoption of variable maintenance perpetual arrangements, in which the maintenance rate is lower than the maintenance rate on our standard perpetual licenses, and (iii) our adoption of TSLs, which bundle maintenance with the software and do not contribute any separately recognized maintenance revenue. We expect these factors will continue to negatively impact maintenance revenue during the remainder of fiscal 2004 as compared to fiscal 2003.

Professional services fees have declined in prior quarters due to adverse economic conditions which led our customers to reduce their costs by curtailing their use of outside consultants. Although professional services revenue for the three months ended January 31, 2004, at $10.0 million, is down 5% from $10.5 million for the same period in fiscal 2003, we are seeing increasing demand for professional services leading us to believe that the consulting business has stabilized, although quarterly revenue may continue to fluctuate from quarter to quarter.

Orders and Revenue Seasonality. Historically, orders and revenue have been lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year. The difference is more pronounced in orders than in revenue, because, under our license model, we typically derive between 70 and 80% of the revenue in any quarter from committed, non-cancelable backlog (i.e., from orders received in prior quarters), which means that quarter-to-quarter changes in orders do not result in equal changes in revenue. As expected, revenue for the three months ended January 31, 2004 declined 10% from revenue of $316.5 million for the fourth quarter of fiscal 2003. Orders also declined, as expected, although they were at the lower end of our expectations. Our book-to-bill ratio for the first quarter of fiscal 2004 was between 0.5 and 0.6, as compared to 1.2 to 1.3 for the fourth quarter of fiscal 2003.

In fiscal 2004 we expect the first fiscal quarter will contribute a somewhat lower than typical proportion of orders and the fourth quarter will contribute a somewhat higher than typical proportion of orders, based on our expectations regarding contract renewals we believe will be entered into later this fiscal year and continued recovery in the semiconductor industry. However, we can provide no assurances that these renewals or such continued recovery will in fact occur.

Revenue—Product Groups. For management reporting purposes, we organize our products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property (IP), Design for Manufacturing and Professional Services & Other.

Since our adoption of TSLs in the fourth quarter of fiscal 2000, we have derived an increasingly substantial portion of our revenue from time-based license orders placed in prior quarters. TSLs, which have an average duration of approximately three years and typically include multiple products, enhance revenue predictability while reducing quarter-to-quarter variations in revenue contributions from our product groups. Accordingly, significant changes in revenue contribution from different groups have recently been driven by one-time events, or by the mix of upfront versus time-based orders received for certain products during any given quarter.

For example, following our acquisition of Avant! Corporation in June 2002, the percentage of revenue attributable to our Galaxy Design Platform and Design for Manufacturing groups increased as the substantial majority of Avant!’s revenue was derived from products in those groups. Further, the increase in Galaxy Design Platform revenue as a percentage of total revenue for the second quarter of fiscal 2003 was due to a number of large orders from our Japanese customers, many of which were for perpetual licenses for a disproportionate amount of products from the Galaxy Design Platform, which therefore yielded significant upfront revenue contributions from that product group for that quarter.

Accordingly, while we expect fluctuations in the revenue contributions, on a percentage basis, from our five product groups will continue to be driven largely by one-time events and the level of upfront licenses for particular products entered into in any given quarter, we believe our IP and Design for Manufacturing products will, over time, account for increasing percentages of total revenue as a result of our customers’ greater acceptance of and reliance upon pre-designed, pre-verified IP components and increasing customer acceptance of tools and technologies for the manufacture of very small geometry ICs.

The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the last eight quarters. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate revenue derived from software maintenance, which represented approximately 16% and 23% of our total revenue and approximately 82% and 86% of our total service revenue for the three months ended January 31, 2004 and 2003, respectively, to the products to which those support services related. Further, with the adoption of our platform strategy in fiscal 2003, we redefined our product groups and have reclassified prior period revenues in accordance with this grouping to provide a consistent presentation.

	Q1-2004	Q4-2003	Q3-2003	Q2-2003	Q1-2003	Q4-2002	Q3-2002	Q2-2002
Revenue
Galaxy Design Platform	63%	62%	64%	70%	65%	68%	65%	61%
Discovery Verification Platform	21	22	20	19	22	20	20	21
IP	6	7	8	5	6	5	5	9
Design for Manufacturing	7	5	5	5	3	3	4	—
Professional Services & Other	3	4	3	1	4	4	6	9

Total	100%	100%	100%	100%	100%	100%	100%	100%

Galaxy Design Platform. Our Galaxy Design Platform includes our logic synthesis, physical synthesis, physical design, timing analysis, signal integrity analysis and physical verification products, as well as certain analog and mixed-signal tools. Our principal products in this category are Design Compiler, Apollo™, Astro, Physical Compiler, Prime Time, Hercules™, Star RXCT™ and DFT Compiler™. We believe physical implementation, physical synthesis and design analysis products will account for an increasing share of Galaxy Design Platform revenue relative to our logic synthesis products as customers recognize the importance of using physical level design and analysis tools to address challenges particular to small geometry designs.

Discovery Verification Platform. Our Discovery Verification Platform includes our verification and simulation products. Our principal products in this category are VCS, HSPICE®, NanoSim®, Formality®, Vera System Studio, LEDA and Magellan™ as well as certain analog and mixed-signal tools. In addition, during the three months ended January 31, 2004 we announced our Discovery AMS Platform, a subset of our verification technologies tuned to perform verification on analog and mixed-signal designs.

Intellectual Property. We offer differentiated, high-value IP solutions, including the DesignWare® library of IC design components and verification models and the products we acquired from inSilicon Corporation in September 2002. We have also entered into an acquisition agreement with MoSys which, upon completion of the transaction, would provide high-density embedded memory IP products. We have also made a formal decision to stop marketing the cell library technology we acquired in our acquisition of Avant! in fiscal 2002 and to focus instead on providing library services. Revenue in this area is particularly sensitive to the level of IP license orders, as IP licenses to date have been primarily upfront licenses.

Design for Manufacturing. Our Design for Manufacturing products and technologies address the design and production challenges of very small geometry ICs and include our CATS® and Proteus OPC™ products and our phase-shift masking technologies.

Professional Services & Other. Our Professional Services group provides consulting services, including design methodology assistance, specialized systems design services, turnkey design and training.

Events Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations. During the three months ended January 31, 2004, we temporarily shut down operations in North America for three days as a cost-saving measure, resulting in savings of approximately $3.3 million as follows:

THREE MONTHS ENDED JANUARY 31, 2004
(in thousands)
Cost of revenue	$604
Research and development	1,372
Sales and marketing	871
General and administrative	423

Total	$3,270

Workforce Reduction. We reduced our workforce during the three months ended January 31, 2003. The purpose was to reduce expenses by decreasing the number of employees in all departments in domestic and foreign locations. As a result, we decreased our workforce by approximately 200 employees. The associated charge for severance and termination benefits during the three months ended January 31, 2003 was $4.4 million. The workforce reduction resulted in operating expense savings during the three months ended January 31, 2003 as follows:

THREE MONTHS ENDED JANUARY 31, 2003
(in thousands)
Cost of revenue	$1,167
Research and development	1,388
Sales and marketing	1,239
General and administrative	630

Total	$4,424

Workforce Realignment. During the three months ended October 31, 2003 and effective in the three months ended January 31, 2004, we realigned our operations in order to focus resources on more strategic areas of investment and to become more operationally efficient. This realignment affected a total of approximately 240 employees (140 in the U.S. and 100 outside the U.S.) in all departments in domestic and foreign locations. Charges for severance and other termination benefits were reflected in our consolidated financial statements for the fiscal year ended October 31, 2003.

In the three months ended January 31, 2004 and as a further result of our workforce realignment, we incurred additional facilities closure costs of $1.7 million and disbursed $7.9 million in cash relating to severance and termination benefits. We expect to incur an additional $2.0 million in costs during the remainder of fiscal 2004 in connection with consolidation of excess facilities and termination of certain lease obligations as required by this realignment.

Cost of Revenue. Cost of revenue includes personnel and related costs to provide product support, consulting services and training. Cost of revenue also includes software production costs, product packaging, documentation, amortization of capitalized software development costs, amortization of purchased technology and other intangible assets as described below. Management allocates these expenses to cost of upfront licenses, cost of time-based licenses and cost of services, based on orders booked within a given quarter. Hence, the costs allocated to upfront licenses, time-based licenses and services are heavily dependent on the mix of software orders received during any given period.

The amortization of intangible assets and deferred stock compensation component of cost of revenue includes the amortization of the contract rights intangible associated with certain executory contracts and the amortization of core/developed technology related to acquisitions that were completed during fiscal 2002 and 2003. Total amortization of intangible assets and deferred stock compensation included in cost of revenue is as follows:

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
	(in thousands)
Core/developed technology	$18,769	$15,334
Contract rights intangible	4,308	4,308
Other intangible assets	2,031	125
Deferred stock compensation	132	136

Total	$25,240	$19,903

Total cost of revenue for the three months ended January 31, 2004 increased 5% to $61.1 million compared to $58.5 million for the same period in fiscal 2003. The dollar increase is due primarily to an increase in amortization of core/developed technology recorded as a result of our acquisitions completed during fiscal 2003. Total cost of revenue as a percentage of total revenue for the three months ended January 31, 2004 decreased to 21% compared to 22% for the same period in fiscal 2003. The percentage decrease is primarily due to our total product costs being relatively fixed and not fluctuating significantly with changes in revenue or license mix.

Research and Development. Research and development expenses for the three months ended January 31, 2004 increased 5% to $70.3 million compared to $67.3 million for the same period in fiscal 2003. The increase consists primarily of $5.4 million in research and development personnel and related costs as a result of a 3% increase in research and development headcount. The headcount increase results from our acquisitions during fiscal 2003 and increased investment in research and development activities. This increase is partially offset by severance packages of $1.4 million associated with our workforce reduction during the three months ended January 31, 2003 as discussed above. We expect to increase research and development headcount by approximately 11% during the remainder of fiscal 2004 as a result of hiring during the year.

Sales and Marketing. Sales and marketing expenses for the three months ended January 31, 2004 decreased 1% to $70.7 million compared to $71.2 million for the same period in fiscal 2003. The decrease consists primarily of severance packages of $1.2 million associated with our workforce reduction during the three months ended January 31, 2003 discussed above which were not incurred during the three months ended January 31, 2004, partially offset by base compensation increases incurred during the three months ended January 31, 2004.

General and Administrative. General and administrative expenses for the three months ended January 31, 2004 increased 29% to $29.1 million compared to $22.6 million for the same period in fiscal 2003. The increase consists primarily of (i) $5.4 million in facilities costs due to new leases incurred and costs associated with the closing of facilities as planned under our workforce realignment in the three months ended October 31, 2003, (ii) $2.0 million in bad debt expense, and (iii) $1.2 million in additional general and administrative personnel and related costs as a result of a 2% increase in general and administrative headcount needed support increased overall headcount and acquired operations.

Amortization of Intangible Assets and Deferred Stock Compensation. Amortization of intangible assets and deferred stock compensation includes the amortization of trademarks, trade names, customer relationships and covenants not to compete and is included in operating expenses as follows:

	THREE MONTHS ENDED JANUARY 31,
	2004	2003
	(in thousands)
Intangible assets	$8,235	$7,690
Deferred stock compensation	1,009	1,190

Total	$9,244	$8,880

The increase in amortization of intangible assets is due primarily to our acquisitions completed during fiscal 2003.

Other (Expense) Income, Net. Other expense, net for the three months ended January 31, 2004 was $1.1 million and consisted primarily of (i) impairment charges related to certain assets in our venture portfolio of $1.4 million and (ii) other expenses of $1.3 million offset by interest income of $1.6 million. Other income, net for the three months ended January 31, 2003 was $9.2 million and consisted primarily of (i) realized gain on investments of $7.6 million; (ii) rental income of $2.6 million; and (iii) interest income of $1.2 million partially offset by (a) impairment charges related to certain assets in our venture portfolio of $1.0 million and (b) other expenses of $1.2 million. The change in other (expense) income, net for the three months ended January 31, 2004 compared to the same period in fiscal 2003 is due primarily to reduced investment gains and reduced rental income.

Income Tax Rate. Our effective tax rate for the three months ended January 31, 2004 was 26.3%, a reduction of 3.5% from the same period in fiscal 2003. The reduction was the result of an increase in taxable income in jurisdictions with a lower tax rate partially offset by a reduction in federal and state tax credits.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased $80.6 million, or 12%, to $617.8 million as of January 31, 2004 from $698.4 million as of October 31, 2003. Our source of cash, cash equivalents and short-term investments has been funds generated from our business operations, including cash on hand from companies we have acquired.

Cash provided by operations was $11.3 million for the three months ended January 31, 2004 compared to $31.5 million for the same period in fiscal 2003. This decrease resulted from: (i) increased cash used to make foreign income tax payments during the three months ended January 31, 2004 which were not incurred during the same period last year, (ii) prepayment of certain maintenance contracts, (iii) increased amounts of international value added tax (VAT) refunds receivable compared to the same period last year, (iv) net changes in unrealized gains and losses related to our foreign currency hedging activities due to our reduced exposure to the Euro and fluctuation of exchange rates, partially offset by a decrease in accounts receivable due to strong collection efforts during the three months ended January 31, 2004, and an increase in deferred revenue due to the timing of installment contract billings for TSL licenses when compared to the same period last year.

Cash used in investing activities was $47.7 million for the three months ended January 31, 2004 compared to $21.3 million for the same period in fiscal 2003. During the three months ended January 31, 2004, cash used in investing activities was due to capital expenditures of $15.0 million, with the remainder consisting of net purchases of short-and long-term investments.

Cash used in financing activities was $74.8 million for the three months ended January 31, 2004 compared to cash provided by financing activities of $25.2 million for the same period in fiscal 2003. The decrease of $100.0 million in cash provided by financing activities is primarily due to the repurchase of approximately 4.6 million shares of our common stock from the open market for an aggregate purchase price of $160.9 million, offset in part by proceeds from sales of shares of our common stock pursuant to our employee stock option plans. We did not repurchase any treasury stock during the same period in fiscal 2003.

Accounts receivable, net of allowances, decreased $6.6 million, or 3%, to $194.4 million as of January 31, 2004 from $201.0 million as of October 31, 2003. Days sales outstanding, calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, increased to 62 days as of January 31, 2004 from 58 days as of October 31, 2003. The increase in days sales outstanding is due in part to a decrease in total revenue for the three months ended January 31, 2004 compared to the three months ended October 31, 2003.

We hold our cash, cash equivalents and short-term investments in the U.S. and in foreign accounts, primarily Ireland, Bermuda and Japan. As of January 31, 2004, we held an aggregate of $317.2 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $300.6 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan, we currently maintain a policy under APB 23, Accounting for Income Taxes-Special Areas, of permanently reinvesting such funds outside of the U.S.

As mentioned above, we have entered into a definitive agreement to acquire MoSys pursuant to an exchange offer followed by a merger in a half cash and half stock transaction valued at approximately $453 million. At any time prior to two business days before expiration of the offer, as it may be extended, we may elect to pay the entire purchase price in cash. If Synopsys exercises such option, we may be required to raise additional funds in the U.S. While we believe such financing would be readily available, we cannot currently predict with certainty the terms of such financing, including the nature of the funding, interest rates, maturity date and any covenants required by the lender or security holder. Any such financing would increase our interest expense for the period that such obligation is outstanding and/or subject us to covenants that could prohibit certain business activities.

Subsequent to the first quarter, we expended approximately $40 million in the aggregate for the Accelerant acquisition, the acquisition of certain assets of iRoC and the acquisition of the assets of ADA as discussed above.

Subject to cash requirements for pending or future acquisitions, we believe that our current cash, cash equivalents, short-term investments and cash generated from operations will satisfy our business requirements for at least the next twelve months.

Factors That May Affect Future Results

Weakness, budgetary caution or consolidation in the semiconductor and electronics industries would negatively impact our business.

Following steep declines in orders and revenue from late 2000 through 2002, the semiconductor industry modestly recovered in 2003, and industry analysts have recently forecasted industry revenue growth in the range of 20% for 2004. Historically, growth in semiconductor revenue has typically led to growth in R&D spending, and thus EDA expenditures, by semiconductor companies as they expand their design activities. However, given the depth and duration of the 2000-2002 downturn, semiconductor companies have remained cautious in their outlook on demand for their products, and have thus continued to constrain their investments in R&D, including EDA software and services. Accordingly, the current recovery remains subject to significant risks, and we therefore can provide no assurances this recovery will continue. Further, if the recovery continues, we cannot predict whether, when or to what extent that recovery will translate into increased EDA investments. If the recovery should slow, or if our customers and prospective customers continue to remain cautious in their EDA purchases due to market conditions or other factors, our business, operating results and financial condition would be materially and adversely affected.

The decline in starts of new IC designs, industry consolidation and other potentially long-term trends may have an adverse effect on the EDA industry, including demand for our products and services.

Technology innovations, such as SoC and IC designs with features of 130 nanometers and below, have substantially increased the complexity, cost and risk of designing and manufacturing ICs. While these trends create a market opportunity for us, they also contribute, along with the downturn in the semiconductor industry from 2000 to 2002, to the following potentially long-term negative trends:

•	The number of starts of new IC designs has declined. New IC design starts are a key driver in the demand for EDA software.

•	Fewer new companies engaged in semiconductor design are being formed or funded. These companies are traditionally an important source of new business for us.

•	A number of partnerships and mergers in the semiconductor and electronics industries have occurred, and more are likely. Partnerships and mergers can reduce the aggregate level of purchases of EDA software, including our products and services, by the companies involved and, in some cases, increase their bargaining power in negotiations with their suppliers, including Synopsys.

•	Industry changes, plus the cost and complexity of IC design, may be leading some companies in these industries to limit their design activity in general, or lead customers to focus only on one discrete phase of the design process which, while increasing their need for some tools, may decrease their demand for others.

These trends, if sustained, could have a material adverse effect on the EDA industry, including the demand for our products and services.

The EDA industry is highly competitive, and competition may have a material adverse effect on our business and operating results.

We compete with other EDA vendors that offer a broad range of products and services, such as Cadence Design Systems and Mentor Graphics Corporation, and with EDA vendors that offer products focused on one or more discrete phases of the IC design process. We also compete with customers’ internally developed design tools and capabilities. If we fail to compete effectively, our business will be materially and adversely affected.

We compete principally on technology leadership, product quality and features, post-sale support, interoperability with our own and other vendors’ products, price and payment terms. Additional competitive challenges include:

•	Technology in the EDA industry evolves rapidly. Accordingly, we must correctly anticipate and lead critical developments, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products. If we fail to do so, competing technologies may reduce demand for our products and services.

•	To compete effectively, we believe we must continue to further integrate the products in our Galaxy Design and Discovery Verification Platforms. To do so, we must anticipate the different integrated design flow configurations that will appeal to our customers and timely execute those configurations, while at the same time continuing to improve the performance and functionality of our individual products. These efforts will continue to require significant engineering and development work. We can provide no assurances that we will be able to continue offering complete design flows in configurations our customers will accept or that our efforts to balance the interests of integration versus individual product performance will be successful.

•	Our new initiatives, such as the Galaxy Design and Discovery Verification Platforms and expanded IP and Design for Manufacturing products, face intense competition and in some cases address emerging markets. Accordingly, it is difficult for us to predict the success of these initiatives. In the past, we have introduced new products that have failed to meet our revenue expectations. If we fail to expand revenue from our new initiatives at the desired rate, our business, operating results and financial condition would be materially and adversely affected.

•	Payment terms have become an important competitive factor and are aggressively negotiated by customers. The precise mix of payment terms on our licenses and services is the principal determinant of cash flow in any quarter or fiscal year. During fiscal 2003 and continuing into the three months ended January 31, 2004, we have regularly agreed to extend payment terms on certain types of licenses, which has negatively affected cash flow from operations.

•	Due to discounting by our competitors and other competitive factors, in certain situations we are aggressively discounting prices for our products. As a result, average prices for our products may decline. Alternatively, we may lose potential business where we believe that discounting is not in our best interests. In either case, our business, operating results and financial condition could be materially and adversely affected.

Our revenue and earnings fluctuate, which could cause our financial results to not meet expectations and our stock price to decline.

Many factors affect our revenue and earnings, including customer demand, license terms, and the timing of revenue recognition on products and services sold, making it difficult to predict revenue and earnings for any given fiscal period. Accordingly, stockholders should not view our historical results as necessarily indicative of our future performance. If our financial results or targets do not meet investor and analyst expectations, our stock price could decline.

The following are some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods:

•	We license our products through a variety of license types. In upfront licenses, we recognize revenue at the time of product shipment. In time-based licenses, we recognize revenue over time. Our revenue and earnings expectations over a number of fiscal periods assume a certain mix between upfront and time-based licenses. Changes in this mix due to customer demand, application of accounting rules regarding revenue recognition, competitive pressures or other reasons could have a material adverse effect on our revenue and earnings. For example, a larger proportion of upfront licenses may increase revenue and earnings in a particular quarter but not contribute revenue and earnings in future fiscal periods. Conversely, a lower proportion of upfront license orders than we expect could have a material adverse effect on revenue and earnings for a particular quarter.

•	We frequently receive a significant proportion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of a single order, especially a large order for an upfront license, could have a material adverse effect on our revenue and earnings for that quarter.

•	Our customers spend a great deal of time reviewing and testing our products, either alone or against competing products, before making a purchase decision. Accordingly, our customers’ evaluation and purchase cycles may not match our fiscal quarters. Further, sales of our products and services may be delayed if customers delay project approval or project starts because of budgetary constraints or their budget cycles.

•	Our business is seasonal. Historically, our orders and revenue have been lowest in our first quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year.

•	We base our operating expenses in part on our expectations for future revenue and generally must commit to expense levels in advance of revenue being recognized. Since only a small portion of our expenses varies with revenue, any revenue shortfall causes a direct reduction in net income.

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

We have acquired a number of companies in recent years, and as part of our efforts to expand our product and services offerings, we may acquire additional companies. During fiscal 2002, we acquired Avant! Corporation, inSilicon Corporation and Co-Design Automation, Inc. During fiscal 2003, we acquired Numerical Technologies, Inc., InnoLogic Systems, Inc. and the verification IP assets of Qualis, Inc. During the second quarter of fiscal 2004, we acquired Accelerant Networks, Inc., the assets of Analog Design Automation, Inc., and the test-related assets of iRoC Technologies S.A., and entered into a definitive agreement to acquire Monolithic System Technology, Inc.

In addition to direct costs, acquisitions pose a number of risks, including:

•	Potential dilution of our earnings per share;

•	Problems in integrating the acquired products into our business;

•	Difficulties in retaining key employees and integrating them into our company;

•	Challenges in ensuring acquired products meet our quality standards;

•	Failure to realize expected synergies or cost savings;

•	Failure of acquired products to achieve projected sales;

•	Drain on management time for acquisition-related activities;

•	Adverse effects on customer buying patterns or relationships; and

•	Assumption of unknown liabilities.

While we review proposed acquisitions carefully and strive to negotiate terms that are favorable to us, we can provide no assurance that any acquisition will have a positive effect on our future performance. Furthermore, if we later determine we cannot use or sell an acquired product or technology, we could be required to write down the goodwill and intangible assets associated with such product or technology; these write-downs, if significant, could have a material adverse effect on our results of operations.

Stagnation of foreign economies, foreign exchange rate fluctuations or other international issues could adversely affect our performance.

During the three months ended January 31, 2004, we derived 44% of our revenue from outside North America compared to 38% for the same period in fiscal 2003. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict and hostilities and the outbreak of diseases such as SARS. While our sales in Japan were relatively strong during fiscal 2003, the Japanese economy remains generally weak, and future growth is thus difficult to predict. Furthermore, achievement of our overall orders and revenue plans assume sales growth in the Asia-Pacific region, which may not occur if growth in the rest of the world’s economies does not accelerate.

Our operating results are subject to fluctuations in foreign currency exchange rates. Our results of operations are adversely affected when the U.S. dollar weakens relative to other currencies, particularly the Euro and, to a lesser extent, the Japanese yen. If the U.S. dollar should continue to weaken during the remainder of fiscal 2004 relative to other currencies, particularly the Euro, our results of operations will be adversely affected. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition.

A failure to recruit and retain key employees would have a material adverse effect on our ability to compete.

To be successful, we must attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense. Companies in the EDA industry and in the general electronics industry value experience at Synopsys. Accordingly, our employees, including employees who have joined Synopsys in connection with acquisitions, are often recruited aggressively by our competitors and to a lesser extent our customers. We have had periods of high employee turnover in the past, which could reoccur in the future particularly if the economic recovers continues. Our failure to recruit and retain key technical, sales and managerial employees could have a material adverse effect on our business, results of operations and financial condition.

We issue stock options as a key component of our overall compensation. Recently enacted regulations of the Nasdaq National Market require stockholder approval of equity compensation plans. In addition, the Financial Accounting Standards Board (FASB) and other regulatory bodies have proposed changes to generally accepted accounting principles (GAAP) that may require us to adopt a different method of determining the compensation expense for our employee stock options. Either of these changes could make it more difficult for us to grant stock options to employees in the future. As a result, we may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either one of which could materially and adversely affect our business, results of operations and financial condition.

Product errors or defects could expose us to liability and harm our reputation.

Despite extensive testing prior to releasing our products, software products frequently contain errors or defects, especially when first introduced, when new versions are released or when integrated with technologies developed by acquired companies. Product errors could affect the performance or interoperability of our products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance or perception of our products. In addition, allegations of IC manufacturability issues resulting from use of our IP products could, even if untrue, adversely affect our reputation and our customers’ willingness to license IP products from us. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition.

Failing to protect our proprietary technology would have a material adverse effect on our business, results of operations and financial condition.

Our success depends in part upon protecting our proprietary technology. To protect this technology we rely on agreements with customers, employees and others and on intellectual property laws worldwide. We can provide no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Moreover, certain foreign countries do not currently provide effective legal protection for intellectual property; our ability to prevent the unauthorized use of our products in those countries is therefore limited. We have a policy of aggressively pursuing action against companies or individuals that wrongfully appropriate or use our products and technologies. However, there can be no assurance that these actions will be successful. If we do not obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, or cannot fully defend our intellectual property rights in certain jurisdictions, our business, financial condition and results of operations would be materially and adversely affected.

From time to time we are subject to claims that our products infringe on third party intellectual property rights.

Under our customer agreements and other license agreements, in many cases we agree to indemnify our customers if the licensed products infringe on a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we are currently defending some of our customers against claims that their use of one of our products infringes a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously pursue this defense.

These types of claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could materially and adversely affect our business, results of operations and financial condition.

We are subject to changes in financial accounting standards, which may adversely affect our reported financial results or the way we conduct business.

Accounting policies affecting software revenue recognition have been the subject of frequent interpretations, significantly affecting the way we license our products. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results, including reporting of transactions completed before the effective date of the changes.

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

Our operations are subjects to income and transaction taxes in the U.S. and in multiple foreign jurisdictions. We exercise judgment in determining our worldwide provision for income taxes, and in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. In addition, we are undergoing an audit of our United States federal income tax for fiscal 2001. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in the audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, there could be a material effect on our income tax provision and net income in the period or periods for which that determination is made.

Computer viruses, intrusion attempts on our information technology infrastructure and “denial of service” attacks could seriously disrupt our business operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The following table presents the carrying value and related weighted-average total return for our investment portfolio. The carrying value approximates fair value as of January 31, 2004. In accordance with our investment policy, the weighted-average maturities of our total invested funds do not exceed one year.

	Carrying Value	Weighted-Average Total Return
	(in thousands)
Short-term investments—fixed rate (U.S.)	$205,039	1.35%
Money market funds—variable rate (U.S.)	96,712	0.86%
Cash deposits and money market funds—variable rate (International)	255,730	0.86%

Total interest bearing instruments	$557,481	1.04%

As of January 31, 2004, the stated maturities of our current investments are $38.6 million within one year, $91.7 million within one to five years, $27.0 million within five to ten years and $47.7 million after ten years. These investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on sales of short-term investments have not been material.

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

Foreign Currency Risk. The functional currency of each of Synopsys’ foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish subsidiary whose functional currency is the U.S. dollar. At the present time, we hedge only (i) those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and (ii) forecasted accounts receivable, backlog and accounts payable denominated in non-functional currencies. Our hedging activities are intended to offset the impact of currency fluctuations on the value of these balances. The success of these activities depends upon the accuracy of our estimates of balances denominated in various currencies. Beginning in the second quarter of fiscal 2004, we will hedge operating expenses denominated in the Euro. Looking forward, to the extent our estimates of various balances denominated in non-functional currencies prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy. We can provide no assurance that our hedging transactions will be effective.

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

The following table provides information about our foreign currency contracts as of January 31, 2004. Due to the short-term nature of these contracts, the contract rates approximate the weighted-average currency exchange rates as of January 31, 2004. These forward contracts mature in approximately thirty days, and contracts are rolled forward on a monthly basis to match firmly committed transactions.

	Amount in U.S. Dollars	Contract Rate
	(in thousands)
Forward Net Contract Values:
Japanese yen	$66,767	106.0400
Euro	15,306	0.7954
Canadian dollar	7,794	1.3089
British pound sterling	8,597	0.5493
Israeli shekel	1,669	4.4915
Korean won	2,273	1179.0000
Singapore dollar	947	1.6934
Taiwan dollar	4,603	33.3300
Hong Kong dollar	3,968	7.7544
Chinese renminbi	5,656	8.2450

	$117,580

Net unrealized gains of approximately $16.7 million and $19.3 million, net of tax on the outstanding forward contracts, as of January 31, 2004 and October 31, 2003, respectively, are included in accumulated other comprehensive income on the consolidated balance sheet. Net cash inflows on maturing forward contracts during the three months ended January 31, 2004 were $2.8 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2004 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls. There were no changes in Synopsys’ internal controls over financial reporting during the three months ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information regarding repurchases of Synopsys common stock by Synopsys during the three months ended January 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Month #1 November 2, 2003 through December 6, 2003	—	$—	—	$—
Month #2 December 7, 2003 through January 3, 2004	1,615,800	$33.3745	1,615,800	$446,073,522
Month #3 January 4, 2004 through January 31, 2004	2,964,929	$36.0924	2,964,929	$339,062,148

Total	4,580,729	$35.1337	4,580,729	$339,062,148

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

ITEM 5. OTHER INFORMATION

Pre-approvals of Non-Audit Services by Audit Committee. Pursuant to Section 10A(i)(3) of the Exchange Act, during the three months ended January 31, 2004, the Audit Committee of the Company’s Board of Directors pre-approved the following non-audit services to be performed by KPMG LLP, as its independent auditors:

1.	Consultation relating to federal tax audit matters; and
2.	Tax planning and compliance services relating to certain foreign subsidiaries.

Stock Option Plans. Under our 1992 Stock Option Plan (the 1992 Plan), 38,951,016 shares of common stock have been authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors may grant either incentive or non-qualified stock options to purchase shares of common stock to eligible individuals at not less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1992 Plan generally vest over a period of four years and expire ten years from the date of grant. As of January 31, 2004, 8,354,879 stock options remain outstanding and 7,261,226 shares of common stock are reserved for future grants under this plan.

Under our 1998 Non-Statutory Stock Option Plan (the 1998 Plan), 53,247,068 shares of common stock have been authorized for issuance. Pursuant to the 1998 Plan, the Board may grant non-qualified stock options to employees, excluding executive officers. Exercisability, option price and other terms are determined by the Board but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1998 Plan generally vest over a period of four years and expire ten years from the date of grant. As of January 31, 2004, 24,722,882 stock options remain outstanding and 8,447,503 shares of common stock were reserved for future grants under this plan.

Under our 1994 Non-Employee Directors Stock Option Plan (the Directors Plan), 2,100,000 shares have been authorized for issuance. The Directors Plan provides for automatic grants to each non-employee member of the Board upon initial appointment or election to the Board, upon reelection and for annual service on Board committees. The option price shall not be less than 100% of the fair market value of those shares on the grant date. Under the Directors Plan, as originally adopted, new directors receive an option for 40,000 shares, vesting in equal installments over four years. In addition, each continuing director who is elected at an annual meeting of stockholders receives an option for 20,000 shares and an additional option for 10,000 shares for each Board committee membership, up to a maximum of two committee service grants per year. In August 2003, the Board amended the Directors Plan in order to reduce the size of the initial and committee grants to 30,000 and 5,000 shares, respectively. The annual and committee service option grants vest in full on the date immediately prior to the date of the annual meeting following their grant. In the case of directors appointed to the Board between annual meetings, the annual and any committee grants are prorated based upon the amount of time since the last annual meeting. As of January 31, 2004, 1,168,492 stock options remain outstanding and 410,346 shares of common stock were reserved for future grants under this plan.

We have assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to our own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios. We do not intend to make future grants out of these option plans.

We monitor dilution related to our option program by comparing net option grants in a given fiscal period to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the fiscal period, net of options forfeited by employees leaving Synopsys, divided by the total outstanding shares at the end of such fiscal period. The option dilution percentages were (0.03)% and 0.9% for the three months ended January 31, 2004 and fiscal year ended October 31, 2003, respectively.

A summary of the distribution and dilutive effect of options granted is as follows:

	Three Months Ended January 31, 2004	Fiscal Year Ended October 31, 2003
Total grants, net of returns and cancellations, during the period as percentage of outstanding shares exclusive of options assumed in acquisitions	(0.03)%	0.9	%(1)
Grants to Named Executive Officers, as defined below, during the period as percentage of total options granted	21.2%	8.4%
Grants to Named Executive Officers during the period as percentage of outstanding shares	0.07%	0.2%
Total outstanding options held by Named Executive Officers as percentage of total options outstanding	17.5%	16.7%

(1)	Total grants, net of returns and cancellations for the fiscal year ended October 31, 2003, includes the cancellation of approximately 812,000 options from a former Named Executive Officer. If these options had been excluded from the calculation, the net grants for fiscal 2003 as a percentage of outstanding shares would have been 1.4%.

A summary of our option activity and related weighted-average exercise prices for the three months ended January 31, 2004 and the fiscal year ended October 31, 2003 is as follows:

		Options Outstanding
	Shares Available for Options	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except per share amounts)
Balance at October 31, 2002	16,826	55,960	$20.70
Grants	(4,518)	4,518	$25.06
Options assumed in acquisitions	—	2,115	$24.74
Exercises	—	(16,573)	$18.60
Cancellations	3,162	(3,901)	$24.02
Additional shares reserved	300	—	$—

Balance at October 31, 2003	15,770	42,119	$21.89
Grants	(529)	529	$33.12
Exercises	—	(4,428)	$19.45
Cancellations	578	(674)	$22.95
Additional shares reserved	300	—	$—

Balance at January 31, 2004	16,119	37,546	$22.31

As of January 31, 2004, a total of approximately 39.0 million, 53.2 million and 2.1 million shares were reserved for issuance under our 1992, 1998 and Directors Plans, respectively, of which 16.1 million shares were available for future grants. For additional information regarding our stock option activity during the fiscal year ended October 31, 2003, please see Note 7 of our Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K filed with the SEC on January 29, 2004.

A summary of outstanding in-the-money and out-of-the-money options and related weighted-average exercise prices as of January 31, 2004 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands, except per share amounts)
In-the-Money	23,859	$21.62	13,071	$22.69	36,930	$22.00
Out-of-the-Money (1)	310	$43.88	306	$38.23	616	$41.08

Total Options Outstanding	24,169	$21.91	13,377	$23.04	37,546	$22.31

(1)	Out-of-the-money options are those options with an exercise price equal to or above the closing price of $35.29 on January 30, 2004, the last trading day for the three months ended January 31, 2004.

The following table sets forth further information regarding individual grants of options for the three months ended January 31, 2004 for the Chief Executive Officer and each of the other four most highly compensated executive officers (Named Executive Officers) serving as such on January 31, 2004 whose compensation for fiscal 2003 exceeded $100,000.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
Name	Number of Securities Under-lying Options Granted (1)	Percent of Total Options Granted to Employees (2)	Exercise Prices ($/ Share)	Expiration Date	5%	10%
Aart J. de Geus	26,800	5.07%	$32.67	12/10/13	$550,632	$1,395,411
Chi-Foon Chan	22,600	4.27%	$32.67	12/10/13	$464,339	$1,176,727
Vicki L. Andrews	22,300	4.22%	$32.67	12/10/13	$458,176	$1,161,107
John Chilton	16,200	3.06%	$32.67	12/10/13	$332,845	$843,495
Antun Domic	24,350	4.60%	$32.67	12/10/13	$500,295	$1,267,845

(1)	Sum of all option grants made during the three months ended January 31, 2004 to such person. Options become exercisable ratably in a series of monthly installments over a four-year period from the grant date, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of ten years, subject to earlier termination upon the optionee’s cessation of service.
(2)	Based on a total of 0.5 million shares subject to options granted to employees under Synopsys’ option plans during the three months ended January 31, 2004.

The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our Named Executive Officers as of January 31, 2004:

Name	Shares Acquired On Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at January 31, 2004 Exercisable/Unexercisable		Value of In-the-Money Options at January 31, 2004 (2) Exercisable/Unexercisable
Aart J. de Geus	162,000	$3,946,624	3,015,666	411,134	$42,975,157	$4,928,259
Chi-Foon Chan	213,306	$3,709,529	1,732,801	353,143	$21,879,237	$4,189,106
Vicki L. Andrews	94,800	$1,286,321	181,083	226,367	$1,441,824	$2,294,303
John Chilton	45,534	$636,144	158,257	136,469	$1,329,043	$1,282,239
Antun Domic	33,733	$516,867	195,056	166,611	$1,738,280	$1,600,914

(1)	Market value at exercise less exercise price.
(2)	Market value of underlying securities as of January 30, 2004 ($35.29) minus the exercise price.

The following table provides information regarding equity compensation plans approved and not approved by security holders as of January 31, 2004:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Employee Equity Compensation Plans Approved by Stockholders (1)	9,523		$22.21	15,506
Employee Equity Compensation Plans Not Approved by Stockholders (2)	24,723		$22.59	8,447

Total	34,246	(3)	$22.49	23,953	(4)

(1)	Synopsys’ stockholder approved equity compensation plans include the 1992 Plan, the Directors Plan and the Employee Stock Purchase Plans.
(2)	Synopsys’ only non-stockholder approved equity compensation plan is the 1998 Plan.
(3)	Does not include information for options assumed in connection with acquisitions. As of January 31, 2004, a total of 3.3 million shares of our common stock were issuable upon exercise of such outstanding options.
(4)	Comprised of (i) 7.3 million shares remaining available for issuance under the 1992 Plan, (ii) 8.4 million shares remaining available for issuance under the 1998 Plan, (iii) 0.4 million shares remaining available for issuance under the Directors Plan, and (iv) 7.8 million shares remaining available for issuance under the Employee Stock Purchase Plans as of January 31, 2004.

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)
3.2	Restated Bylaws of Synopsys, Inc. (2)
4.1	Reference is made to Exhibit 3.1 and 3.2
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.
(2)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly report ended April 3, 1999

(b) Reports on Form 8-K

The Registrant filed a Report on Form 8-K with the SEC on December 3, 2003 reporting its results for its fourth quarter and fiscal year ended October 31, 2003 under Item 12 thereunder.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

By:	/s/ Steven K. Shevick

Steven K. Shevick Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: March 15, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.
(2)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly report ended April 3, 1999.