Form 10-Q
period 2004-04-30
SYNOPSYS INC
filed 2004-06-10
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-19807

SYNOPSYS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	56-1546236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 EAST MIDDLEFIELD ROAD MOUNTAIN VIEW, CA 94043
(Address of principal executive offices, including zip code)

TELEPHONE: (650) 584-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

155,984,422 shares of Common Stock as of June 5, 2004

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

APRIL 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	APRIL 30, 2004	OCTOBER 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$456,123	$524,308
Short-term investments	156,891	174,049
Total cash, cash equivalents and short-term investments	613,014	698,357
Accounts receivable, net of allowances of $9,991 and $8,295, respectively	220,854	200,998
Deferred income taxes	249,766	248,425
Income taxes receivable	49,328	72,124
Prepaid expenses and other current assets	33,336	19,302
Total current assets	1,166,298	1,239,206
Property and equipment, net	182,041	184,313
Long-term investments	7,730	8,595
Goodwill	568,535	550,732
Intangible assets, net	246,955	285,583
Other assets	66,914	38,924
Total assets	$2,238,473	$2,307,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$157,733	$204,226
Accrued income taxes	181,669	201,855
Deferred revenue	430,302	398,878
Total current liabilities	769,704	804,959
Deferred compensation and other liabilities	51,302	47,390
Long-term deferred revenue	21,581	21,594
Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000 shares authorized; 155,247 and 155,837 shares outstanding, respectively	1,552	1,560
Additional paid-in capital	1,236,738	1,198,421
Retained earnings	226,403	251,979
Treasury stock, at cost; 1,882 and 662 shares, respectively	(67,117)	(20,733)
Deferred stock compensation	(4,738)	(7,170)
Accumulated other comprehensive income	3,048	9,353
Total stockholders’ equity	1,395,886	1,433,410
Total liabilities and stockholders’ equity	$2,238,473	$2,307,353

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2003	2004	2003
Revenue:
Upfront license	$75,812	$82,000	$135,302	$136,520
Time-based license	162,946	148,061	333,544	289,290
Service	55,846	61,967	111,022	134,354
Total revenue	294,604	292,028	579,868	560,164

Cost of revenue:
Upfront license	6,770	3,845	14,196	7,598
Time-based license	10,872	13,472	15,755	26,258
Service	21,541	17,750	45,114	39,770
Amortization of intangible assets and deferred stock compensation	25,715	24,309	50,955	45,102
Total cost of revenue	64,898	59,376	126,020	118,728

Gross margin	229,706	232,652	453,848	441,436

Operating expenses:
Research and development	70,136	68,612	140,473	135,881
Sales and marketing	74,885	80,970	145,631	152,208
General and administrative	38,474	24,240	67,611	46,791
In-process research & development	—	18,250	—	18,250
Amortization of intangible assets and deferred stock compensation	8,636	9,169	17,880	17,159
Total operating expenses	192,131	201,241	371,595	370,289

Operating income	37,575	31,411	82,253	71,147
Other income (expense), net	925	7,515	(144)	16,725

Income before provision for income taxes	38,500	38,926	82,109	87,872
Provision for income taxes	9,761	16,637	21,218	31,198
Net income	$28,739	$22,289	$60,891	$56,674

Basic earnings per share:
Net income per share	$0.19	$0.15	$0.39	$0.38
Weighted-average common shares	154,806	148,702	155,556	148,440

Diluted earnings per share:
Net income per share	$0.18	$0.15	$0.37	$0.37
Weighted-average common shares and dilutive stock options outstanding	161,840	153,034	163,779	153,102

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	SIX MONTHS ENDED APRIL 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,891	$56,674
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	96,272	90,875
In-process research and development	—	18,250
Write-down of long-term investments	1,901	2,065
Tax benefit associated with stock options	—	3,226
Deferred rent	(71)	1,351
Provision for doubtful accounts	2,000	2,423
Net change in unrecognized gains and losses on foreign exchange	(5,963)	13,683
Gain on sale of short-and long-term investments	(756)	(12,470)
Net changes in operating assets and liabilities:
Accounts receivable	(21,731)	(41,565)
Income taxes receivable	22,796	2,038
Prepaid expenses and other current assets	(14,034)	1,094
Other assets	(11,219)	3,259
Accounts payable and accrued liabilities	(50,294)	(65,433)
Accrued income taxes	(20,186)	5,077
Deferred revenue	31,269	62,893
Deferred compensation	10,842	4,623
Net cash provided by operating activities	101,717	148,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	533,313	113,799
Purchases of short-term investments	(516,099)	(134,246)
Proceeds from sale of long-term investments	300	18,231
Purchases of long-term investments	(1,254)	(800)
Purchases of property and equipment	(24,129)	(19,705)
Cash paid for acquisitions, net of cash received	(38,815)	(162,461)
Capitalization of software development costs	(1,371)	(1,308)
Net cash used in investing activities	(48,055)	(186,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	117,996	63,419
Purchases of treasury stock	(238,338)	(67,795)
Proceeds from credit facility	200,000	—
Payments on credit facility	(200,000)	—
Net cash used in financing activities	(120,342)	(4,376)
Effect of exchange rate changes on cash	(1,505)	(955)
Net decrease in cash and cash equivalents	(68,185)	(43,758)
Cash and cash equivalents, beginning of period	524,308	312,580
Cash and cash equivalents, end of period	$456,123	$268,822

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

Synopsys, Inc. (Synopsys or the Company) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the Securities and Exchange Commission’s rules and regulations. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Synopsys’ fiscal year and second quarter end on the Saturday nearest October 31 and April 30, respectively. Fiscal 2004 and 2003 are both 52-week years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes use the applicable calendar month end.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     BUSINESS COMBINATIONS

In February 2004, the Company completed the acquisition of Accelerant Networks, Inc. (Accelerant) for total consideration of $24.1 million, the acquisition of the technology assets of Analog Design Automation, Inc. (ADA) for total consideration of $13.0 million, and the acquisition of the test-related assets of iRoC Technologies S.A. (iRoC) for total consideration of $5.2 million.  Included in the total consideration of these acquisitions are aggregate acquisition costs of $2.4 million, consisting primarily of legal and accounting fees and other directly related charges.  The results of operations of Accelerant and the impact on operations of the acquisition of assets of ADA and iRoC are included in the accompanying unaudited condensed consolidated statements of income from the date of each respective acquisition through April 30, 2004.  The Company does not consider these transactions material to the Company’s balance sheet or results of operations.

The Company has allocated the total aggregate purchase consideration for these acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition dates, resulting in aggregate goodwill of $17.6 million.  Aggregate identifiable intangible assets as a result of these acquisitions, consisting primarily of purchased technology, are $27.9 million and are being amortized over 3 to 5 years.  Goodwill, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized and is not deductible for tax purposes.  The Company included the amortization of identifiable intangible assets in cost of revenue in its statements of operations for the three and six months ended April 30, 2004.

On April 16, 2004, Synopsys exercised its right to terminate its merger agreement dated February 23, 2004 with Monolithic System Technology, Inc. (MoSys) pursuant to the agreement’s termination provisions and paid MoSys a $10.0 million termination fee.  The Company has included the termination fee in general and administrative expense in the accompanying unaudited condensed consolidated statements of income for the three and six months ended April 30, 2004. On April 23, 2004, MoSys filed a complaint in Delaware Chancery Court against Synopsys and Mountain Acquisition Corp., a wholly-owned subsidiary of Synopsys, alleging, among other things, that Synopsys improperly terminated the merger agreement. The complaint seeks specific performance of the merger agreement, or, in the alternative, unspecified damages plus costs and related claims. Synopsys filed an answer to the complaint on May 10, 2004. The Chancery Court has set a trial date of July 6, 2004. Synopsys believes MoSys’ claims are without merit and is vigorously contesting the action.

Acquisition of Numerical Technologies, Inc. (Numerical)

On March 1, 2003, the Company completed its acquisition of Numerical, a provider of subwavelength lithography-

enabling technology. The aggregate purchase price for Numerical was $266.8 million. As a result of the merger, the Company recorded goodwill of $140.1 million. The results of operations of Numerical are included in the accompanying unaudited condensed consolidated statement of income for the period from March 1, 2003 through April 30, 2004.

In connection with the acquisition of Numerical, the Company incurred acquisition-related costs of $10.0 million consisting primarily of legal and accounting fees of $2.7 million, and other directly related charges including approximately $5.2 million in restructuring costs and approximately $1.6 million in directors and officers insurance costs incurred to cover Numerical’s former officers and Board of Directors as required by the merger agreement. As of April 30, 2004, there are substantially no remaining accrued or unpaid acquisition-related costs for Numerical.

Unaudited Pro Forma Results of Operations. The following table presents unaudited pro forma results of operations for the three and six months ended April 30, 2003 and gives effect to the Numerical acquisition as if the acquisition was consummated at the beginning of fiscal 2003. The Company’s results of operations may have been different than those shown below if the Company had actually acquired Numerical at the beginning of fiscal 2003; further, the pro forma results below do not necessarily indicate future operating results.

	THREE MONTHS ENDED APRIL 30, 2003	SIX MONTHS ENDED APRIL 30, 2003
	(in thousands, except per share amounts)

Revenue (1)	$297,399	$576,725
Net income (2)	$15,392	$45,812
Basic earnings per share	$0.10	$0.31
Weighted average common shares outstanding	148,702	148,440
Diluted earnings per share	$0.10	$0.30
Weighted average common shares and dilutive stock options outstanding	153,034	153,102

(1)           The unaudited pro forma results of operations for the period from November 1, 2002 through February 28, 2003 include Numerical’s reported revenue in the periods Numerical recognized such revenues.  However, the purchase method of accounting requires Synopsys to reduce Numerical’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than Numerical would have achieved as a separate company.  Therefore, actual revenues from Numerical products for the period from March 1, 2003 to April 30, 2003 included in the unaudited pro forma results of operations and for the period from November 1, 2003 to April 30, 2004 included in the unaudited statements of operations reflect the lower amortization of deferred revenue stemming from this purchase accounting adjustment.

(2)           Net income for the three and six months ended April 30, 2003 includes in-process research and development costs from the Numerical acquisition totaling $18.3 million.

3.     GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill as of April 30, 2004 consisted of the following:

(in thousands)
Balance at October 31, 2003	$550,732
Additions (1)	17,803
Balance at April 30, 2004	$568,535

Intangible assets as of April 30, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights intangible	$51,700	$33,031	$18,669
Core/developed technology (2)	269,402	145,138	124,264
Covenants not to compete	9,554	4,581	4,973
Customer backlog	6,170	2,693	3,477
Customer relationships	123,180	37,106	86,074
Trademarks and trade names	18,007	11,419	6,588
Total intangible assets (3)	$478,013	$233,968	$244,045

Total amortization expense related to intangible assets is set forth in the table below:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2003	2004	2003
	(in thousands)
Contract rights intangible	$4,308	$4,308	$8,616	$8,616
Core/developed technology	21,415	19,128	40,806	36,679
Covenants not to compete	625	575	1,251	1,144
Customer backlog	514	681	2,545	839
Customer relationships	5,152	5,133	10,639	9,409
Trademarks and trade names	1,501	1,484	3,001	2,959
Total intangible assets	$33,515	$31,309	$66,858	$59,646

(1)           Additions represent goodwill acquired in the acquisition of Accelerant of $17.6 million and amounts related to foreign currency fluctuations for goodwill not denominated in U.S. dollars.

(2)           Additions represent $27.9 million of core/developed technology acquired in the February 2004 acquisitions.

(3)           Total intangible assets do not include capitalized software and development costs of $2.9 million as of April 30, 2004. Total amortization of intangible assets does not include amortization of capitalized software and development costs of $0.6 million and $1.1 million for the three and six months ended April 30, 2004, respectively, as compared to $0.4 million and $0.7 million for the same periods in fiscal 2003, respectively.

The following table presents the estimated future amortization of intangible assets as of April 30, 2004:

(in thousands)
Six months ending October 31, 2004	$66,977
Fiscal Year
2005	98,147
2006	34,071
2007	25,027
2008 and thereafter	19,823
Total estimated future amortization of intangible assets	$244,045

4.     STOCK REPURCHASE PROGRAM

In December 2003, the Company’s Board of Directors renewed its stock repurchase program originally approved in July 2001. Under the renewed program, the Company replenished the amount available for purchases up to $500.0 million, not including purchases made under the program through such date. This renewed stock repurchase program replaced all prior repurchase programs authorized by the Board. The Company intends to use all common shares repurchased for ongoing stock issuances such as existing employee stock option plans, existing employee stock purchase plans and for acquisitions. During the three and six months ended April 30, 2004, the Company repurchased approximately 2.2 million shares at an average price of approximately $36 per share and 6.8 million shares at an average price of approximately $35 per share, respectively. The Company purchased 3.1 million shares during the three months ended April 30, 2003 at an average price of approximately $22 per share. The Company did not repurchase any common shares during the three months ended January 31, 2003. As of April 30, 2004, $261.7 million remained available for repurchases under the program.

5.     CREDIT FACILITY

In April, 2004, Synopsys entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that the Company maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of April 30, 2004, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

6.     COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income, net of tax:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2003	2004	2003
	(in thousands)

Net income	$28,739	$22,289	$60,891	$56,674
Unrealized gain on investments, net of tax of $251 and $243 for the three and six months ended April 30, 2004, respectively, and $741 and $2,606 for the same periods in fiscal 2003, respectively	(388)	1,147	(375)	4,032
Unrealized gain (loss) on currency contracts, net of tax of $916 and $1,114 for the three and six months ended April 30, 2004, respectively, and $474 and $9,382 for the same periods in fiscal 2003, respectively	(1,415)	733	(1,721)	14,518
Reclassification adjustment on unrealized gains on investments, net of tax of $0 for the three and six months ended April 30, 2004, respectively, and $1,490 and $4,447 for the same periods in fiscal 2003, respectively	—	(2,305)	—	(6,882)
Reclassification adjustment on unrealized gains on currency contracts, net of tax of $1,134 and $2,663 for the three and six months ended April 30, 2004, respectively, and $0 for each of the same periods in fiscal 2003, respectively	(1,753)	—	(4,116)	—
Foreign currency translation adjustment	(1,313)	(169)	(93)	(947)
Total comprehensive income	$23,870	$21,695	$54,586	$67,395

7.     EARNINGS PER SHARE

The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period. The Company computes diluted earnings per share using the weighted-average number of common shares and dilutive stock options outstanding computed during the period under the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2003	2004	2003
	(in thousands)

Weighted-average common shares for basic net income per share	154,806	148,702	155,556	148,440
Weighted-average dilutive stock options outstanding under the treasury stock method	7,034	4,332	8,223	4,662
Weighted-average common shares for diluted net income per share	161,840	153,034	163,779	153,102

The effect of dilutive stock options outstanding excludes approximately 2.5 million and 5.9 million stock options for the three months ended April 30, 2004 and 2003, respectively, and 1.7 million and 5.6 million stock options for the six months ended April 30, 2004 and 2003, respectively, which were anti-dilutive for net income per share calculations.

8.     STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for its employee stock-based awards. Because the Company generally grants employee stock options with an exercise price equal to the fair value of the underlying stock on the date of grant, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company has determined unaudited pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock options and employee stock purchases under the fair value method as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. The weighted-average expected life, risk-free interest rate and volatility for the three and six months ended April 30, 2004 and 2003 are comparable to those for the fiscal year ended October 31, 2003.

The Company’s unaudited pro forma net income and earnings per share data under SFAS 123 are as follows:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Net income, as reported	$28,739	$22,289	$60,891	$56,674
Add: Stock-based employee compensation included in net income	836	1,288	1,977	2,615
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	20,320	30,643	42,484	61,906
Pro forma net income (loss) under SFAS 123	$9,255	$(7,066)	$20,384	$(2,617)
Earnings (loss) per share — basic
As reported under APB 25	$0.19	$0.15	$0.39	$0.38
Pro forma under SFAS 123	$0.06	$(0.05)	$0.13	$(0.02)
Earnings (loss) per share — diluted
As reported under APB 25	$0.18	$0.15	$0.37	$0.37
Pro forma under SFAS 123	$0.06	$(0.05)	$0.13	$(0.02)

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

The Company provides software, support, intellectual property and consulting services to the semiconductor and electronics industries. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region and product platform. The Company operates in a single segment.

Revenue and long-lived assets related to operations in the United States and other geographic areas were:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2003	2004	2003
	(in thousands)
Revenue:
United States	$156,505	$127,301	$316,633	$293,423
Europe	39,817	42,692	88,055	84,981
Japan	58,704	102,139	97,308	135,035
Other	39,578	19,896	77,872	46,725
Consolidated	$294,604	$292,028	$579,868	$560,164

	APRIL 30, 2004	OCTOBER 31, 2003
	(in thousands)
Long-lived assets:
United States	$158,975	$160,588
Other	23,066	23,725
Consolidated	$182,041	$184,313

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

For management reporting purposes, the Company organizes its products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property, Design for Manufacturing and Professional Services & Other. The Company includes revenue from companies or products it has acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, the Company allocates software maintenance revenue to the products to which those support services relate. Further, with the adoption of the Company’s platform strategy in fiscal 2003, the Company redefined its product groups and has reclassified prior period revenues in accordance with this grouping to provide a consistent presentation.

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2004	2003	2004	2003
	(in thousands)
Revenue:
Galaxy Design Platform	$186,993	$204,138	$366,388	$376,977
Discovery Verification Platform	58,539	55,305	117,334	115,496
Intellectual Property	18,801	13,088	36,328	29,226
Design for Manufacturing	20,495	13,226	41,244	21,113
Professional Services & Other	9,776	6,271	18,574	17,352
Consolidated	$294,604	$292,028	$579,868	$560,164

The Company had one customer that accounted for 10% of the Company’s total revenue for the three and six months ended April 30, 2004, and two customers that accounted for 13% of the Company’s total revenue for the three months ended April 30, 2003. One customer accounted for 10% of the Company’s total revenue for the six months ended April 30, 2003.

10.   RELATED PARTY TRANSACTIONS

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 10% of the Company’s total revenue for both the three and six months ended April 30, 2004, respectively.  Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 9% and 10% of the Company’s total revenue for the three and six months ended April 30, 2003, respectively.  Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, also serves on the Company’s Board of Directors. Management believes all transactions between the two parties were carried out on an arm’s length basis.

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

Overview

The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 2 and by the risk factors set forth below under the caption entitled “Factors That May Affect Future Results.”

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

The semiconductor industry recovered modestly in 2003 and industry analysts have forecasted semiconductor industry revenue growth of over 20% and R&D spending growth in the range of 5% in 2004. Historically, growth in semiconductor revenue has typically led to growth in R&D spending, and thus EDA expenditures, by semiconductor companies as they expand their design activities, although usually with some lag between the increased growth in revenue and increasing spending on R&D. While we believe this pattern should be repeated if the current recovery continues as forecasted, we cannot predict the timing or magnitude of any such increase.

Product Developments for the Three Months Ended April 30, 2004.

Since the end of the first quarter of fiscal 2004, we announced or introduced a number of new products and enhancements to existing products, including:

•               Announcement of Galaxy™ 2004, which incorporates major enhancements to our complete design platform delivering up to two times faster run time and improvements in capacity, quality of results, process technology support and turn-around time.

•               Enhancements to our Prime Time® timing analysis tool, including up to three times faster run time compared to the prior version and capacity to handle analysis of 100 million gate designs.

•               Improvements to our Proteus™ optical proximity correction (OPC) tool that provides near linear scalability when using industry-leading processors.

•               Validation of our Star-RCXT™ extraction product by two major IC foundries for their 90 nanometer manufacturing processes.

•               Advancements in our DFT Compiler™ and Tetra MAX® ATPG design testing tools to help significantly reduce overall IC test development time.

•               Release of Design Compiler® FPGA, a new FPGA synthesis product targeted at designers who prototype ASICs using high-end FPGAs.

Financial Performance for the Three Months Ended April 30, 2004

•               Revenue was $294.6 million, up 1% over the three months ended April 30, 2003.

•               Approximately 81% of our total revenue was from software sales, 15% was from maintenance, and 4% was from professional services.

•               Our Galaxy Design and Discovery Verification Platforms (including allocated maintenance) accounted for 83% of total revenue, compared to 89% for the same period in fiscal 2003. Our Intellectual Property and Design for Manufacturing businesses (including allocated maintenance) accounted for 6% and 7% of total revenue, respectively, compared to  4% and 5%, respectively for the same period in fiscal 2003.

•               We booked approximately 76% of our software orders as renewable licenses (either term licenses or Technology Subscription Licenses (TSLs)) and 24% as perpetual licenses, compared to 74% renewable licenses and 26% perpetual licenses for the same period during fiscal 2003. A total of 42% of our software orders were for upfront licenses (perpetual licenses and term licenses on which revenue was or will be recognized on shipment).

•               Time-based and upfront licenses accounted for approximately 68% and 32% of our software revenue, respectively, compared to 64% and 36%, respectively, for the same period in fiscal 2003.

•               Software maintenance revenue decreased approximately 21% from the same period in fiscal 2003, reflecting generally lower maintenance renewal rates through fiscal 2003 and the impact of including maintenance with our TSLs. However, maintenance bookings increased both from the three months ended January 31, 2004 and from the three months ended April 30, 2003, reflecting improved maintenance renewal rates.

•               Professional service revenue, at $11.4 million, doubled from $5.7 million for the same period in fiscal 2003 as a result of customers’ greater use of outside consultants to make up for reduced internal staff and need for assistance in addressing the problems of designing ICs for manufacture using advanced processes. As a result, we believe that our consulting business has stabilized.

•               Net income for the three months ended April 30, 2004 was $28.7 million compared to $22.3 million for the same period in fiscal 2003. The 29% increase was due to a 1% increase in revenue, a 5% decrease in operating expenses and a 41% decrease in our provision for income taxes, partially offset by a 9% increase in cost of revenue and an 88% decrease in other income (expenses), net.

•               Cash provided by operations for the six months ended April 30, 2004 was $101.7 million compared to $148.1 million for the same period in fiscal 2003. This decrease largely resulted from disbursements for foreign income taxes, net of US income tax refunds received, disbursement of the $10.0 million MoSys termination fee and disbursements associated with maintenance contracts for our design and information systems electronic infrastructure, offset by a reduction in cash used to satisfy accounts payable.

•               We repurchased approximately 2.2 million shares of our common stock at an average price of approximately $36 per share, for a total of approximately $77.4 million.

•               In April, we entered into a three-year, $250.0 million revolving credit facility.

Acquisitions for the Three Months Ended April 30, 2004

On February 20, 2004, we acquired Accelerant Networks Inc. (Accelerant), a provider of low-power, high-speed analog interface technology, enhancing our connectivity IP offerings.

On February 23, 2004, we acquired certain test-related assets of iRoC Technologies S.A. (iRoC), which will help expand our offerings of products used to test manufactured ICs.

Finally, on February 26, 2004, we acquired the technology assets of Analog Design Automation, Inc. (ADA), which provides us with automated circuit optimization solutions for analog, mixed-signal and custom integrated circuits.

The aggregate consideration for the Accelerant, iRoC and ADA transactions was approximately $42.3 million. These transactions were not material to Synopsys’ financial condition or results of operations for the quarter.

Critical Accounting Policies

We base the discussion and analysis of our financial condition and results of operations for the three and six months ended April 30, 2004 upon our unaudited condensed consolidated financial statements for such periods, which we prepare in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosure of our contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

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

•               Term Licenses are also for a finite term, usually three years, but do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually for the balance of the term. The annual maintenance fee is typically calculated as a percentage of the net license fee.

•               Perpetual Licenses, which continue as long as the customer renews maintenance, plus an additional 20 years. Perpetual licenses do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually. The annual maintenance fee for purchases under $2 million, sometimes referred to as variable maintenance perpetuals, is typically calculated as a percentage of the list price of the licensed software; for purchases over $2 million, the annual maintenance fee is typically calculated as a percentage of the net license fee.

We sometimes refer to TSLs and term licenses, either individually or collectively, as “renewable licenses” because the customer must purchase an extension or a new license in order to continue using the software after the specified term of the contract expires. We have very high renewal rates on our renewable licenses as our products are integral to the design process of our customers.  In most cases, renewable licenses are renewed in advance of their expiration date, and sometimes well in advance.  In some cases, a three-year agreement may be renewed with as many as two years remaining.  This practice helps customers secure their design flow on a rolling basis.  For us, the renewal discussion gives us an opportunity to expand our level of business with the customer by selling them incremental software and, if the customer licenses products under a TSL, helps us gain visibility into our future revenue.

Typical renewal transactions include an increment of the total amount of software remaining available to the customer, an extension of the term of the agreement and/or modifications of other terms of use in exchange for a fee. Depending upon the specific arrangements negotiated with the customer, we may either replace the pre-existing arrangement with an entirely new agreement or maintain two overlapping agreements. Where we replace the existing agreement, we supersede the original agreement and thereafter deliver software and recognize revenue based upon the type of license reflected in the new agreement. Where we maintain two agreements, revenue recognition on the new incremental agreement is based on the license type purchased, assuming all other revenue recognition criteria have been met. If the extension or new arrangement is a TSL, we recognize the license revenue from the new arrangement ratably in proportion to the incremental software delivered. If the extension or new arrangement is a term license, we recognize the license revenue upfront on the entire extension or new arrangement, using the residual method, assuming all other revenue recognition criteria have been met. If extended payment terms are granted (as discussed below), revenue will be recognized as payments become due and payable.

Customers occasionally convert their existing TSLs to perpetual licenses, paying an incremental fee to convert the TSL to a perpetual license, which we recognize upon contract signing in accordance with AICPA Technical Practice Aid (TPA) 5100.74, assuming all other revenue recognition criteria have been met. In some situations, the contract converting the TSL to a perpetual license is modified to such an extent that a new arrangement exists. The changes to the contract may include increases or decreases in the total technology under license, changes in payment terms, changes in license terms and other pertinent factors. In these situations, we account for all of the arrangement fees as a new sale and recognize revenue when all other revenue recognition criteria have been met. We have a policy that defines the specific circumstances under which we account for these transactions as a new perpetual license sale.

We report revenue in three categories: upfront license, time-based license and services.

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

Time-Based License (TBL) revenue includes:

•               Technology Subscription Licenses. We typically recognize revenue from TSL license fees (which include bundled maintenance) ratably over the term of the license period. However, where extended payment terms are offered under the license arrangement, (i.e., where less than 75% of the TSL license fees are due within one year from shipment), we recognize revenue from TSL license fees in an amount that is the lesser of the ratable portion of the entire fee or customer installments as they become due and payable.

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

We allocate revenue on software transactions (referred to as an “arrangement” in the accounting literature) involving multiple elements to each element based on the respective fair values of the elements. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately.

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

•               Delivery Has Occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of software.

•               The Fee is Fixed or Determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require 75% or more of the arrangement fee to be paid within one year. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, we recognize revenue ratably even if the fee is fixed or determinable, due to application of other revenue accounting guidelines relating to maintenance services and arrangements that include rights to unspecified future technology.

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

Description of Other Critical Accounting Policies. Other than our revenue recognition policy, which is summarized above, our critical accounting policies reflecting these estimates and judgments are described in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, filed with the SEC on January 29, 2004. We have not changed those policies since such date. Investors should therefore read this Item 2 in conjunction with such description.

Results of Operations

Revenue Background. We primarily license our software through TSLs under which we generally recognize both product and service revenue ratably over the term of the license, or, under certain circumstances, as payments become due. As a result, a TSL order results in significantly lower current-period revenue than an equal-sized order for a perpetual or upfront term license. Conversely, a TSL order will result in higher revenue recognized in future periods than an equal-sized order for a perpetual or upfront term license. For example, on a $120,000 order for a perpetual or upfront term license, we recognize $120,000 of revenue in the quarter the product is shipped and no revenue in future quarters. On a $120,000 order for a three-year TSL shipped on the first day of the quarter, we recognize $10,000 of revenue in the quarter the product is shipped and in each of the eleven succeeding quarters.

Since adopting TSLs in the fourth quarter of fiscal 2000, our ratable revenue has grown as TSL orders we receive each quarter contribute revenue that is “layered” over the revenue recognized from TSL orders we received in prior quarters. Growth in ratable revenue in any quarter depends on revenue derived from new TSL orders received in the current and previous quarters, offset by the loss of revenue from TSLs that expire in such quarter, and therefore cease to contribute to revenue. Due to this “layering” effect, revenue may grow from quarter to quarter even if orders do not grow, or may not grow from one quarter to the next at the same rate that orders grow.

Our license revenue in any given quarter depends upon the volume of upfront licenses shipped during the quarter, the amount of TBL revenue recognized from TBLs booked in prior periods, and to a much smaller degree, the amount of revenue recognized on TBL orders booked during the quarter. We set our revenue targets based in large part on orders targets and our expected mix of upfront and time-based licenses for a given period. If we achieve the total orders target but not our target license mix, we may not reach our revenue targets (if upfront license orders are lower than we expect) or may exceed them (if upfront license orders are higher than we expect). If orders are below target in any quarter we may still meet our revenue targets, but only if the license mix includes a higher proportion of upfront licenses than our target license mix.

The precise mix of orders fluctuates from quarter to quarter. Our historical average license order mix since adopting TSLs in August 2000 through the second quarter of fiscal 2004 has been 74% time-based licenses and 26% upfront licenses, although the percentage of upfront license orders in any given quarter has varied between 14% and 57%. The license order mix for the three months ended April 30, 2004 was 58% time-based and 42% upfront.  For fiscal 2004 as a whole, our target license order mix range is 65% to 75% time-based license and 25% to 35% upfront license.

Below is a table showing the breakdown of orders by license type for the last five fiscal quarters.

	Q2- 2004	Q1- 2004	Q4- 2003	Q3- 2003	Q2- 2003
License Type
Upfront licenses	42%	57%	33%	21%	26%
Time-based license	58%	43%	67%	79%	74%

Reported Revenue

	APRIL 30,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollar amounts in millions)
Three months ended	$294.6	$292.0	$2.6	1%
Six months ended	$579.9	$560.2	$19.7	4%

The increase in total revenue for the three months and six months ended April 30, 2004 compared to the same periods in fiscal 2003 was primarily due to increased time-based license revenue, partially offset by a decline in service revenue and upfront license revenue compared to the same periods in fiscal 2003, as discussed below.

Upfront Revenue

	APRIL 30,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollar amounts in millions)
Three months ended	$75.8	$82.0	$(6.2)	(8)%
Percentage of total revenue	26%	28%
Six months ended	$135.3	$136.5	$(1.2)	(1)%
Percentage of total revenue	23%	24%

The decrease in upfront license revenue for the three months and six months ended April 30, 2004 is due to a lower level of upfront license shipments during the quarter compared to the same quarter in fiscal 2003.

Time-Based Revenue

	APRIL 30,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollar amounts in millions)
Three months ended	$162.9	$148.1	$14.8	10%
Percentage of total revenue	55%	51%
Six months ended	$333.5	$289.3	$44.2	15%
Percentage of total revenue	58%	52%

The increase in time-based license revenue for the three months and six months ended April 30, 2004 is primarily due to the additional year that we have been selling TSLs.

Service Revenue

	APRIL 30, 2004	APRIL 30, 2003	DOLLAR CHANGE	% CHANGE
	(dollar amounts in millions)
Three months ended
Maintenance revenue	$44.5	$56.3	$(11.8)	(21)%
Professional services revenue	11.4	5.7	5.7	100%
Total service revenue	$55.9	$62.0	$(6.1)	(10)%
Percentage of total revenue	19%	21%

Six months ended
Maintenance revenue	$89.6	$118.2	$(28.6)	(24)%
Professional services revenue	21.4	16.2	5.2	32%
Total service revenue	$111.0	$134.4	$(23.4)	(17)%
Percentage of total revenue	19%	24%

Service revenue is comprised of two main components: maintenance fees and professional services fees. The overall decrease in service revenue for the three months and six months ended April 30, 2004 is due mostly to the decline in maintenance fees, which declined due to (i) a lower renewal rate of maintenance on perpetual licenses, (ii) our adoption of variable maintenance perpetual arrangements in which the maintenance rate is lower than the maintenance rate on our standard perpetual licenses, and (iii) our adoption of TSLs, which bundle maintenance with the software and do not contribute any separately recognized maintenance fees, partially offset by an increase in professional services fees. However, we believe maintenance revenue is stabilizing based on increased maintenance bookings during the quarter compared to the three months ended April 30, 2003 and January 31, 2004.

Professional services fees declined in fiscal 2003 compared to fiscal 2002 due to ongoing adverse economic conditions which led our customers to reduce their costs by curtailing their use of outside consultants. However, professional services revenue increased substantially during the three and six months ended April 30, 2004 compared to the same periods in fiscal

2003  as the semiconductor industry has continued to recover. In particularly, customers are using outside consultants to make up for reduced internal staff and to address the problems of designing ICs for manufacture using advanced processes.

Orders and Revenue Seasonality. Historically, our orders and revenue have been lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year. The difference is more pronounced in orders than in revenue because, under our license model, we typically derive between 70% and 80% of the revenue in any quarter from committed, non-cancelable backlog (i.e., from orders received in prior quarters), which means that quarter-to-quarter changes in orders do not result in equal changes in quarter-to-quarter revenue. Our book-to-bill ratio for the three months ended April 30, 2004 was between 1 and 1.1, as compared to 1.5 to 1.6 for the same period during fiscal 2003.

The first quarter of fiscal 2004 contributed a lower-than-typical proportion of orders, and we expect the fourth quarter of fiscal 2004 will contribute a higher-than-typical proportion of orders, based on our expectations regarding contract renewals we believe will be entered into later this fiscal year and continued recovery in the semiconductor industry. However, we can provide no assurances that these renewals or such continued recovery will in fact occur.

Revenue—Product Groups. For management reporting purposes, we organize our products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property (IP), Design for Manufacturing and Professional Services & Other.

Galaxy Design Platform. Our Galaxy Design Platform includes our logic synthesis, physical synthesis, physical design, timing analysis, signal integrity analysis and physical verification products, as well as certain analog and mixed-signal tools. Our principal products in this category are Design Compiler®, Apollo™, Astro™, Physical Compiler®, Prime Time, Hercules™, Star RXCT and DFT Compiler. We believe physical design and design analysis products will account for an increasing share of Galaxy Design Platform revenue relative to our logic synthesis products as customers recognize the importance of using physical level design and analysis tools to address challenges particular to small geometry designs.

Discovery Verification Platform. Our Discovery™ Verification Platform includes our verification and simulation products. Our principal products in this category are VCS®, HSPICE®, NanoSim®, Formality®, Vera®, System Studio, LEDA and Magellan™, as well as Discovery AMS, a subset of our verification technologies tuned to perform verification on analog and mixed-signal designs.

Intellectual Property. Our IP solutions, branded as DesignWare®, includes a library of basic, low-level IC design components, a portfolio of standards-based cores, principally for connectivity (i.e. USB) and verification models.

Design for Manufacturing. Our Design for Manufacturing products and technologies address the design and production challenges of very small geometry ICs and include our CATS® and Proteus OPC products and our phase-shift masking technologies.

Professional Services & Other. Our Professional Services group provides consulting services, including design methodology assistance, specialized systems design services, turnkey design and training.

The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the last eight quarters. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate software maintenance revenue, which represented approximately 15% and 19% of our total revenue for the three months ended April 30, 2004 and 2003, respectively, to the products to which those support services related. Further, with the adoption of our platform strategy in fiscal 2003, we redefined our product groups and have reclassified prior period revenues in accordance with this grouping to provide a consistent presentation.

	Q2- 2004	Q1- 2004	Q4- 2003	Q3- 2003	Q2- 2003	Q1- 2003	Q4- 2002	Q3- 2002
Revenue
Galaxy Design Platform	64%	63%	62%	64%	70%	65%	68%	65%
Discovery Verification Platform	20	21	22	20	19	22	20	20
IP	6	6	7	8	5	6	5	5
Design for Manufacturing	7	7	5	5	5	3	3	4
Professional Services & Other	3	3	4	3	1	4	4	6
Total	100%	100%	100%	100%	100%	100%	100%	100%

The relative revenue contribution from our different groups generally has been stable over the eight quarter period shown in the table above. This is principally due to the fact that most of our license revenue comes from TSLs, under which revenue from a license arrangement is recognized over the term of the license, producing a stable allocation to different groups. In addition, most of our customers purchase multiple products from us. Accordingly, significant changes in revenue contribution from different groups have been driven primarily by one-time events (such as acquisitions), or by the mix of upfront versus time-based orders received for certain products during a given quarter.

For example, our Galaxy Design Platform revenue as a percentage of total revenue increased in the second quarter of fiscal 2003 due to a number of large perpetual licenses with our Japanese customers, many of which included a disproportionate amount of products from the Galaxy Design Platform, yielding significant upfront revenue contributions from that product group for that quarter.  Similarly, the percentage of revenue from our IP products rose significantly in the third quarter of fiscal 2003 as a result of increased sales of upfront IP licenses during that quarter.

While we expect our TSL licensing model will continue to lessen quarter to quarter variations in revenue in the near-term, we believe our IP and Design for Manufacturing products will, over time, account for increasing percentages of total revenue as a result of our customers’ greater acceptance of and reliance upon pre-designed, pre-verified IP components and tools and technologies for the manufacture of very small geometry ICs.

Events Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations. During the first quarter of fiscal 2004, we temporarily shut down operations in North America for three days as a cost-saving measure, resulting in savings of approximately $3.3 million as follows,  as reflected in the unaudited condensed consolidated financial statements included herein:

SIX MONTHS ENDED APRIL 30, 2004
(in thousands)
Cost of revenue	$604
Research and development	1,372
Sales and marketing	871
General and administrative	423
Total	$3,270

Workforce Reduction. We reduced our workforce during the first quarter of fiscal 2003 to reduce expenses by decreasing the number of employees in all departments in domestic and foreign locations. As a result, we decreased our workforce by approximately 200 employees, 130 in the U.S. and 70 outside the U.S. The associated charge for severance and other special termination benefits was $4.4 million, all of which we incurred in the first quarter of fiscal 2003 and is reflected in the unaudited condensed consolidated statement of income as follows:

SIX MONTHS ENDED APRIL 30, 2003
(in thousands)
Cost of revenue	$1,167
Research and development	1,388
Sales and marketing	1,239
General and administrative	630
Total	$4,424

Workforce Realignment. During the fourth quarter of fiscal 2003 and effective in the first quarter of fiscal 2004, we realigned our operations to focus resources on more strategic areas of investment and to become more operationally efficient. This realignment affected a total of approximately 240 employees (140 in the U.S. and 100 outside the U.S.) in all departments in domestic and foreign locations. Charges for severance and other termination benefits were reflected in our consolidated financial statements for the fiscal year ended October 31, 2003.

In the three and six months ended April 30, 2004 and as a further result of our workforce realignment, we incurred additional facilities closure costs of $0.5 million and $2.3 million, respectively, and disbursed $2.9 million and $10.8 million, respectively, in cash relating to severance and termination benefits. We expect to incur an additional $0.7 million in costs during the remainder of fiscal 2004 in connection with consolidation of excess facilities and termination of certain lease obligations as required by this realignment.

Cost of Revenue

	APRIL 30,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollar amounts in millions)
Three months ended	$64.9	$59.4	$5.5	9%
Percentage of total revenue	22%	20%
Six months ended	$126.0	$118.7	$7.3	6%
Percentage of total revenue	22%	21%

Cost of revenue includes personnel and related costs to provide product support, consulting services and training. Cost of revenue also includes software production costs, product packaging, documentation, amortization of capitalized software development costs, amortization of core/developed technology and other intangible assets as described below. Management allocates these expenses to cost of upfront licenses, cost of time-based licenses and cost of services, based on orders booked within a given quarter. Hence, the costs allocated to upfront licenses, time-based licenses and services are heavily dependent on the mix of software orders received during any given period.

The dollar increases in cost of revenue for the three and six months ended April 30, 2004 are primarily due to a 6% increase in field support personnel costs, amortization of core/developed technology recorded as a result of our acquisitions completed during the three months ended April 30, 2004, and human resources, technology and facilities costs as a result of the increase in cost of revenue headcount as a percentage of total headcount. Total cost of revenue as a percentage of total revenue for the three and six months ended April 30, 2004 increased due to the fact that growth in such investments exceeded growth in revenues from the same periods in fiscal 2003. In general, our total product costs are relatively fixed and do not fluctuate significantly with changes in revenue or license mix.

See “Amortization of Intangible Assets and Deferred Stock Compensation” below for information regarding the amount of amortization charged to cost of revenue for the relevant periods.

Research and Development

	APRIL 30,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollar amounts in millions)
Three months ended	$70.1	$68.6	$1.5	2%
Percentage of total revenue	24%	24%
Six months ended	$140.5	$135.9	$4.6	3%
Percentage of total revenue	24%	24%

For the three months ended April 30, 2004, the increase is primarily due to an increase of $3.6 million in research and development personnel in non-U.S. locations and related costs as a result of increased investment in research and development activities, offset by reduced North America human resources, information technology and facilities costs of $1.8 million that are reported under this line item.

For the six months ended April 30, 2004, the increase is primarily due to an increase of $8.9 million in research and development personnel in non-U.S. locations and related costs as a result of increased investment in research and development activities, offset by severance packages totaling $1.4 million associated with our workforce reduction during the first quarter of fiscal 2003 which were not incurred during the first quarter of fiscal 2004, decreased depreciation of $1.1 million as a result of lower capital spending for the six months ended April 30, 2004 compared to the same period in fiscal 2003 and reduced North America human resources, information technology and facilities costs of $1.2 million that are reported under this line item.

Sales and Marketing

	APRIL 30,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollar amounts in millions)
Three months ended	$74.9	$81.0	$(6.1)	(8)%
Percentage of total revenue	25%	28%
Six months ended	$145.6	$152.2	$(6.6)	(4)%
Percentage of total revenue	25%	27%

For the three and six months ended April 30, 2004 the decrease is primarily due to a reduction of $6.7 million in sales and marketing personnel and related costs as a result of a 9% decrease in sales and marketing headcount and the resulting reduction in commission expense offset by an increase of $1.0 million in human resources, information technology and facilities costs reported under this line item.

For the six-month period, the decrease consists primarily of (i) $6.2 million in sales and marketing personnel and related costs and (ii) severance packages of $1.2 million associated with our workforce reduction during the first quarter of fiscal 2003 which were not incurred during the first quarter of fiscal 2004. This decrease is partially offset by increases of (i) $1.6 million in human resources, information technology and facilities costs that are reported under this line item and (ii) $1.0 million in travel related costs.

General and Administrative

	APRIL 30,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollar amounts in millions)
Three months ended	$38.5	$24.2	$14.3	59%
Percentage of total revenue	13%	8%
Six months ended	$67.6	$46.8	$20.8	44%
Percentage of total revenue	12%	8%

The increases in general and administrative expenses for the three and six months ended April 30, 2004 are primarily due to the $10.0 million merger termination fee paid to MoSys and professional service fees of $3.2 million relating to such transaction, $1.3 million in facilities costs due to new leases incurred and costs associated with the closing of facilities as planned under our workforce realignment in the fourth quarter of fiscal 2003.  For the six-month period, the increase also includes  $6.7 million in facilities costs due to new leases incurred and costs associated with the closing of facilities as planned under our workforce realignment in the three months ended October 31, 2003, and $1.3 million in additional general and administrative personnel and related costs. This decrease in the six-month period is partially offset by decreases of $1.6 million in human resources, information technology and facilities costs.

General and administrative costs as a percentage of total revenue for the three and six months ended April 30, 2004 increased due to the fact that growth in such costs exceeded growth in revenues during the same periods in fiscal 2003.

In-Process Research and Development. Purchased in-process research and development (IPRD) for the three and six months ended April 30, 2003 was $18.3 million and represents the write-off of in-process technologies associated with our acquisition of Numerical. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, this amount was expensed on the acquisition date. There were no IPRD charges for the three and six months ended April 30, 2004.

Amortization of Intangible Assets and Deferred Stock Compensation. Amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible associated with certain executory contracts and the amortization of core/developed technology,  trademarks, trade names, customer relationships and covenants not to compete related to acquisitions that were completed during fiscal 2002, 2003 and 2004.  Deferred stock compensation represents the intrinsic value of unvested stock options assumed in connection with prior year mergers.  The deferred stock compensation is amortized over the options’ remaining vesting period of one to three years.  Generally, amortization of deferred stock compensation will decrease over time as the assumed stock options vest, although employee terminations affect the exact timing and amount of future amortization of deferred stock compensation.  Amortization expense for these assets is included in the unaudited condensed consolidated statements of income as follows:

	APRIL 30,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollar amounts in millions)
Three months ended
Included in cost of revenue	$25.7	$24.3	$1.4	6%
Included in operating expenses	8.6	9.2	(0.6)	(7)%
Total	$34.3	$33.5	$0.8	2%
Percentage of total revenue	12%	12%

Six months ended
Included in cost of revenue	$50.9	$45.1	$5.8	13%
Included in operating expenses	17.9	17.2	0.7	4%
Total	$68.8	$62.3	$6.5	10%
Percentage of total revenue	12%	11%

The increases in amortization of intangible assets and deferred compensation in the three and six months ended April 30, 2004 are due primarily to additional amortization of assets acquired from the Numerical acquisition in the second quarter of fiscal 2003 offset by the declining amounts of amortization related to deferred compensation recorded in prior year acquisitions.

Other Income (Expense), Net.

	APRIL 30,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollar amounts in millions)
Three months ended
Interest income, net	$1.7	$1.0	$0.7	70%
Gain (loss) on sale of investments, net of investment write-downs	0.2	2.8	(2.6)	(93)%
Other	(1.0)	3.7	(4.7)	(127)%
Total	$0.9	$7.5	$(6.6)	(88)%

Six months ended
Interest income, net	$3.1	$2.2	$0.9	41%
Gain (loss) on sale of investments, net of investment write-downs	(1.1)	9.4	(10.5)	(112)%
Other	(2.1)	5.1	(7.2)	(141)%
Total	$(0.1)	$16.7	$(16.8)	(101)%

The decreases in other (expense) income, net for the three months and six months ended April 30, 2004 compared to the same periods in fiscal 2003 are due to a reduction in investment gains and reduced rental income.

Income Tax Rate

Our effective tax rate for the three and six months ended April 30, 2004 was 25% and 26%, respectively, compared to 43% and 36% for the same periods in fiscal 2003. The decreases in our effective tax rate are due to the absence of a write-off of in-process technologies (IPRD) and an increase in taxable income in jurisdictions with a lower tax rate, partially offset by a reduction in federal and state tax credits.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of April 30, 2004, cash, cash equivalents and short-term investments were $613.0 million, a decrease of $85.4 million, or 12%, from $698.4 million as of October 31, 2003, principally as a result of repurchases of our stock during the six months ended April 30, 2004.

Cash provided by operations was $101.7 million for the six months ended April 30, 2004 compared to $148.1 million for the same period in fiscal 2003. This decrease largely resulted from (i) disbursements for foreign income taxes of approximately $40.0 million, offset by U.S. income tax refunds received of approximately $24.2 million, (ii) the disbursement of $10.0 million for the MoSys termination fee, and (iii) disbursements of $14.0 million associated with prepaid maintenance contracts for our design and information systems electronic infrastructure, partially offset by a reduction in cash used to satisfy accounts payable.

Cash used in investing activities was $48.1 million for the six months ended April 30, 2004 compared to $186.5 million for the same period in fiscal 2003. The decrease in cash used by investing activities of $138.4 million is primarily due to (i) a substantial decrease in cash used for acquisitions, and (ii) a $19.3 million increase in proceeds from short–term and long–term investing activities. During the quarter, we expended approximately $42.3 million in the aggregate for the acquisition of Accelerant, the acquisition of certain assets of iRoC and the acquisition of the technology assets of ADA.

Cash used in financing activities was $120.3 million for the six months ended April 30, 2004 compared to $4.4 million for the same period in fiscal 2003. The increase of $115.9 million in cash used by financing activities is primarily due to the repurchase of approximately 6.8 million shares of our common stock in the open market for an aggregate purchase price of $238.3 million as compared to approximately 3.1 million shares for an aggregate purchase price of $67.8 million for the same period in fiscal 2003, partially offset in both periods by proceeds from sales of shares of our common stock pursuant to our employee stock plans.

Accounts receivable, net of allowances, increased $19.9 million, or 10%, to $220.9 million as of April 30, 2004 from $201.0 million as of October 31, 2003. Day sales outstanding, calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, increased to 68 days as of April 30, 2004 from 58 days as of October 31, 2003. The increase in days sales outstanding is due in part to an increase in accounts receivable due to the timing of installment billings to customers on long-term arrangements.

We hold our cash, cash equivalents and short-term investments in the U.S. and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of April 30, 2004, we held an aggregate of $266.3 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $346.7 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan, we currently maintain a policy under APB 23, Accounting for Income Taxes-Special Areas, of permanently reinvesting such funds outside of the U.S.

In April 2004, we entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however we have the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant.  In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of April 30, 2004, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

Subject to cash requirements for future acquisitions, we believe that our current cash, cash equivalents and short-term, investments cash generated from operations and funds available under our credit facility will satisfy our requirements for at least the next twelve months.

Factors That May Affect Future Results

Weakness, budgetary caution or consolidation in the semiconductor and electronics industries would negatively impact our business.

Following steep declines in orders and revenue from late 2000 through 2002, the semiconductor industry modestly recovered in 2003, and industry analysts have forecasted industry revenue growth over 20% for 2004. Historically, growth in semiconductor revenue has typically led to growth in R&D spending, and thus EDA expenditures, by semiconductor companies as they expand their design activities, although usually with some lag between increased growth in revenue and increased spending on R&D. Accordingly, despite the projected growth in semiconductor revenue, R&D spending by semiconductor companies is forecast to grow at much slower, mid-single digit, rates.  It is not clear when, or even if, the growth in semiconductor revenue will lead to increased spending on R&D and EDA software. Accordingly, the current recovery in semiconductor revenue itself remains subject to significant risks, with commentators providing widely varying forecasts of growth in 2005. Therefore we can provide no assurances the recovery will continue. If the recovery should slow, or if our customers and prospective customers do not resume EDA spending at historical rates due to market conditions or other factors, our business, operating results and financial condition would be materially and adversely affected.

The decline in starts of new IC designs, industry consolidation and other potentially long-term trends may have an adverse effect on the EDA industry, including demand for our products and services.

Technology innovations, such as SoC and IC designs with features of 130 nanometers and below, have substantially increased the complexity, cost and risk of designing and manufacturing ICs. While these trends create a market opportunity for us, they also contribute, along with the downturn in the semiconductor industry from 2000 through 2002, to the following potentially long-term negative trends:

•    The number of starts of new IC designs has declined. New IC design starts are a key driver of demand for EDA software.

•     Fewer new companies engaged in semiconductor design are being formed or funded. These companies have traditionally been an important source of new business for us. As a result, we have become more reliant on as established customer base for new orders of software products.

•     A number of partnerships and mergers in the semiconductor and electronics industries have occurred, and more are likely. Partnerships and mergers can reduce the aggregate level of purchases of EDA software, including our products and services, by the companies involved and, in some cases, increase their bargaining power in negotiations with their suppliers, including Synopsys.

•     Industry changes, plus the cost and complexity of IC design, may be leading some companies in these industries to limit their design activity in general, to focus only on one discrete phase of the design process, while outsourcing other aspects of the design, or to design using Field Programmable Gate Arrays (FPGAs), an alternative chip technology.

These trends, if sustained, could have a material adverse effect on the EDA industry, including the demand for our products and services.

An adverse result in our litigation with MoSys could have a material adverse effect on our financial condition.

On April 16, 2004, we exercised our right to terminate our merger agreement with MoSys pursuant to the termination provisions of the merger agreement, and paid MoSys the $10.0 million termination fee provided for by the merger agreement. Subsequently, on April 23, 2004, MoSys filed a complaint against us in Delaware Chancery Court alleging, among other things, that we had improperly terminated the merger agreement and seeking specific performance of the merger agreement or unspecified damages and other costs. While we believe MoSys’ claims are without merit and are vigorously contesting them, there can be no guarantee that the Court will not find against us in the litigation. If the Court orders us to complete the merger, we can provide no assurances that we would be able to successfully integrate the two companies or to operate and grow the MoSys business so acquired. If the Court orders us to pay substantial damages, payment of such amount could have a material adverse effect on our financial condition.

The EDA industry is highly competitive, and competition may have a material adverse effect on our business and operating results.

We compete with other EDA vendors that offer a broad range of products and services, such as Cadence Design Systems and Mentor Graphics Corporation, and with EDA vendors that offer products focused on one or more discrete phases of the IC design process, such as Magma Design Automation, Inc. We also compete with customers’ internally developed design tools and capabilities. If we fail to compete effectively, our business will be materially and adversely affected.

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

•     To compete effectively, we believe we must offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance. Doing so requires significant engineering and development work and may require tradeoffs between integration and performance. We can provide no assurances that we will be able to continue offering complete design flows in configurations our customers will accept or that our efforts to balance the interests of integration versus individual product performance will be successful.

•     Our major initiatives, such as the Galaxy Design and Discovery Verification Platforms and expanded IP and Design for Manufacturing products, face intense competition and in some cases address emerging markets. Accordingly, it is difficult for us to predict the success of these initiatives. For example, we recently announced the introduction of our Galaxy 2004 platform targeted at 90 and 65 nanometer designs. If we fail to expand revenue from our new initiatives, including Galaxy 2004, at the desired rate, our business, operating results and financial condition would be materially and adversely affected.

•     Payment terms have become an important competitive factor and are aggressively negotiated by customers. The precise mix of payment terms on our licenses and services is the principal determinant of cash flow in any quarter or fiscal year, and also directly impacts the timing of license revenue recognition. During fiscal 2003 and continuing into the first and second quarters of 2004, we regularly agreed to extend payment terms on certain types of licenses, which has negatively affected cash flow from operations.

•     Due to discounting by our competitors and other competitive factors, in certain situations we must offer substantial discounts on our products. As a result, average prices for our products may decline. Alternatively, we may lose potential business where we believe that discounting is not in our best interests. In either case, our business, operating results and financial condition could be materially and adversely affected.

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

The following are some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods:

•     We license our products through a variety of license types. In upfront licenses, we recognize revenue when we ship product. In time-based licenses, we recognize revenue over time. Our revenue and earnings expectations over a number of fiscal periods assume a certain level of orders and a certain mix between upfront and time-based licenses.

The amount of orders received, and changes in the mix due to customer requirements, application of accounting rules regarding revenue recognition, competitive pressures or other reasons could have a material adverse effect on our revenue and earnings. For example, if we ship more upfront licenses than expected during any given fiscal period, our revenue and earnings for that period could be above our targets even if orders are below target; conversely, if we ship fewer upfront licenses than expected our revenue and earnings for that period could fall below our targets even if orders meet or even exceed our target. Similarly, if we receive a lower-than-expected level of TBL orders during a given period, our revenue in future periods could be negatively affected, although we may be able to make up for any shortfall in such periods by shipping additional upfront licenses during those periods.

•    We regularly receive a significant proportion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of a single order, especially a large order for an upfront license, could have a material adverse effect on our revenue and earnings for that quarter.

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

•     Our business is seasonal. Historically, our orders and revenue have been lowest in our first quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year The first quarter of fiscal 2004 contributed a lower-than-typical proportion of orders, and we expect the fourth quarter of fiscal 2004 will contribute a higher-than-typical proportion of orders, based on our expectations regarding contract renewals we believe will be entered into later this fiscal year and continued recovery in the semiconductor industry. However, we can provide no assurances that these renewals or such continued recovery will in fact occur.

•     We base our operating expenses in part on our expectations for future revenue and generally must commit to expense levels in advance of revenue being recognized. Since only a small portion of our expenses varies with revenue, any revenue shortfall causes a direct reduction in net income.

Businesses we have acquired or that we may acquire in the future may not perform as we project.

We have acquired a number of companies or their assets in recent years and, as part of our efforts to expand our product and services offerings, we may acquire additional companies.

In addition to direct costs, acquisitions pose a number of risks, including:

•     Potential dilution of our earnings per share;

•     Problems in integrating the acquired products with our products;

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

During the six months ended April 30, 2004, we derived 45% of our revenue from outside North America compared to 48% for the same period in fiscal 2003. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict and hostilities and the outbreak of diseases such as SARS. While sales in Japan have been relatively strong during the six months ended April 30, 2004, achievement of our overall orders and revenue plans assume sales growth in the Asia-Pacific region, which may not occur if growth in the rest of the world’s economies do not accelerate.

Our operating results are subject to fluctuations in foreign currency exchange rates. Our results of operations are, and have been, adversely affected when the U.S. dollar weakens relative to other currencies, particularly the Euro and, to a lesser extent, the Japanese yen. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge certain foreign currencies exposures of our business, we can provide no assurance that our hedging transactions will be effective.

Customer payment defaults could adversely affect our financial condition and results of operations.

Our backlog consists principally of customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenue and cash flow if the customer defaults and fails to pay amounts owed. In these cases, we will generally take legal action to recover amounts owed. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Though we have not, to date, experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and results of operations.

A failure to recruit and retain key employees would have a material adverse effect on our ability to compete.

To be successful, we must attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense. Companies in the EDA industry and in the general electronics industry value experience at Synopsys. Accordingly, our employees, including employees who have joined Synopsys in connection with acquisitions, are often recruited aggressively by our competitors and, to a lesser extent, our customers. As the overall economy and semiconductor industry continue to recover, we could experience elevated levels of employee turnover. Our failure to recruit and retain key technical, sales and managerial employees would have a material adverse effect on our business, results of operations and financial condition.

We issue stock options and maintain employee stock purchase plans as a key component of our overall compensation. Recently enacted regulations of the Nasdaq National Market require stockholder approval of equity compensation plans. In addition, the Financial Accounting Standards Board (FASB) and other regulatory bodies have proposed changes to generally accepted accounting principles (GAAP) that may require us to adopt a different method of determining the compensation expense for our employee stock options and employee stock purchase plans. Either of these changes could make it more difficult for us to grant stock options to employees or maintain our employee stock purchase plans in the future. As a result, we may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either one of which could materially and adversely affect our business, results of operations and financial condition.

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

Our success depends in part upon protecting our proprietary technology. To protect this technology, we rely on agreements with customers, employees and others and on intellectual property laws worldwide. We can provide no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Moreover, certain foreign countries do not currently provide effective legal protection for intellectual property; our ability to prevent the unauthorized use of our products in those countries is therefore limited. We have a policy of aggressively pursuing action against companies or individuals that wrongfully appropriate or use our products and technologies. However, there can be no assurance that these actions will be successful. If we do not obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, or cannot fully defend our intellectual property rights in certain jurisdictions, our business, financial condition and results of operations would be materially and adversely affected.

From time to time we are subject to claims that our products infringe on third party intellectual property rights.

Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if the licensed products infringe on a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we are currently defending some of our customers against claims that their use of one of our products infringes a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously pursue this defense.

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

The FASB and various federal legislative proposals have proposed changes to GAAP that may require us to adopt a different method of determining the compensation expense for our employee stock options and employee stock purchase plans. Synopsys currently uses the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans or the discount under our employee stock purchase plans to be compensation. If any change to GAAP is adopted that requires us to adopt a different method of determining the compensation expense for our employee stock options, our reported results of operations may be adversely affected.

An unfavorable government review of our tax returns or changes in our effective tax rates could adversely affect our operating results.

Our operations are subject to income and transaction taxes in the U.S. and in multiple foreign jurisdictions and to review or audit by Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. In addition, we are undergoing an audit of our United States federal income tax for fiscal 2001. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in the audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, there could be a material effect on our income tax provision and net income in the period or periods for which that determination is made.

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

The following table presents the carrying value and related weighted-average total return for our investment portfolio. The carrying value approximates fair value as of April 30, 2004.

	CARRYING VALUE	WEIGHTED- AVERAGE TOTAL RETURN
	(in thousands)
Short-term Investments—fixed rate (U.S.)	$156,891	1.43%
Money Market Funds—variable rate (U.S.)	107,842	0.80%
Cash Deposits and Money Market Funds—variable rate (International)	325,917	0.76%
Total interest bearing instruments	$590,650	0.95%

As of April 30, 2004, the stated maturities of our current short-term investments are $29.3 million within one to five years, $12.5 million within five to ten years and $115.1 million after ten years. However, in accordance with our investment policy, the weighted-average effective maturity of our total invested funds does not exceed one year. These investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains on sales of short-term investments were $0.7 million for the quarter ended April 30, 2004.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates:

April 30, 2004	2004	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$433,759					$433,759	$433,759
Average interest rate	0.80%
Short-term investments (variable rate)	$125,055					$125,055	$125,055
Average interest rate	1.11%
Short-term investments (fixed rate)		$4,213	$18,344	$9,279		$31,836	$31,836
Average interest rate		1.37%	1.81%	2.22%

In April 2004, we entered into a three-year senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of April 30, 2004, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

Equity Risk. Our strategic investment portfolio consists of approximately $7.7 million of minority equity investments in publicly traded companies and investments in privately held companies. The securities of publicly traded companies are generally classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of other comprehensive income in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. Our accounting policies covering our strategic investments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Foreign Currency Risk. The functional currency of each of Synopsys’ foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish subsidiary whose functional currency is the U.S. dollar. At the present time, we engage in a hedging program to hedge (i) those currency exposures associated with certain assets and liabilities denominated in non-functional currencies, (ii) forecasted accounts receivable, backlog and accounts payable denominated in non-functional currencies and (iii) the translation effect of our operating expenses denominated in Euro. Our hedging activities are intended to offset the impact of currency fluctuations on the value of these balances and expenses. The success of these activities depends upon the accuracy of our estimates. Looking forward, to the extent our estimates of various balances denominated in non-functional currencies prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy. We can provide no assurance that our hedging transactions will be effective.

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

The following table provides information about our foreign currency contracts as of April 30, 2004. Due to the short-term nature of these contracts, the contract rates approximate the weighted-average currency exchange rates as of April 30, 2004. These forward contracts are rolled forward on a monthly basis to match firmly committed transactions.

	AMOUNT IN U.S. DOLLARS	CONTRACT RATE
	(in thousands)
Forward Contract Values:
Japanese yen	$59,612	107.21
Euro	14,612	0.8395
Canadian dollar	1,383	1.3535
British pound sterling	2,506	0	.56016
Israeli shekel	2,033	4.5935
Singapore dollar	1,154	1	.69542
Taiwan dollar	6,712	33.0700
Hong Kong dollar	445	7.7921
Chinese renminbi	5,852	8.2714
	$94,309

Net unrealized gains of approximately $13.5 million and $19.3 million, net of tax, as of April 30, 2004 and October 31, 2003 respectively, are included in accumulated other comprehensive income on our consolidated balance sheet. Net cash outflows on maturing forward contracts during the three months ended April 30, 2004 were $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2004 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls. There were no changes in Synopsys’ internal controls over financial reporting during the three months ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 23, 2004, Synopsys entered into a definitive agreement to acquire MoSys in a transaction valued at approximately $453.0 million. Effective April 16, 2004, Synopsys exercised its right to terminate its merger agreement with MoSys pursuant to the termination provisions of the merger agreement. In accordance with the terms of the merger agreement, Synopsys paid MoSys the $10.0 million termination fee provided for by the merger agreement. On April 23, 2004, MoSys filed a complaint in Delaware Chancery Court against Synopsys and Mountain Acquisition Corp., a wholly-owned subsidiary of Synopsys, alleging, among other things, that Synopsys improperly terminated the merger agreement. The complaint seeks specific performance of the merger agreement, or, in the alternative, unspecified damages plus costs and related claims. Synopsys filed an answer to the complaint on May 10, 2004. The Chancery Court has set a trial date of July 6, 2004. Synopsys believes MoSys’ claims are without merit and is vigorously contesting the action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information regarding repurchases of Synopsys common stock by Synopsys during the three months ended April 30, 2004.

Period	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
February 1, 2004 through March 6, 2004	2,174,800	$35.59	2,174,800	$261,660,937
Month #2
March 7, 2004 through April 3, 2004	—	—	—	261,660,937
Month #3
April 4, 2004 through May 1, 2004	—	—	—	261,660,937
Total	2,174,800	$35.59	2,174,800	$261,660,937

(1) All months shown are Synopsys’ fiscal months.

All shares were purchased on the open market pursuant to a $500.0 million stock repurchase program approved by Synopsys’ Board of Directors on December 9, 2002. Effective and publicly announced December 3, 2003, the Board of Directors renewed the program and increased the authorized funds to $500.0 million, not including amounts expended prior to such date. Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors.

ITEM 5. OTHER INFORMATION

Pre-approvals of Non-Audit Services by Audit Committee. Pursuant to Section 10A(i)(3) of the Exchange Act, during the three months ended April 30, 2004 the Audit Committee of the Company’s Board of Directors pre-approved the following non-audit services to be performed by KPMG LLP, as its independent auditors:

1.       Due diligence relating to proposed acquisitions;

2.       Services relating to the federal tax audit, tax returns, tax planning and liquidation and dissolution of certain foreign subsidiaries; and

3.       Services relating to foreign option plan compliance.

Stock Option Plans. Under our 1992 Stock Option Plan (the 1992 Plan), 38,951,016 shares of common stock have been authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors may grant either incentive or non-qualified stock options to purchase shares of common stock to eligible individuals at not less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1992 Plan generally vest over a period of four years and expire ten years from the date of grant. As of April 30, 2004, 8,362,535 stock options remain outstanding and 7,170,026 shares of common stock are reserved for future grants under the 1992 Plan.

Under our 1998 Non-Statutory Stock Option Plan (the 1998 Plan), 53,247,068 shares of common stock have been authorized for issuance. Pursuant to the 1998 Plan, the Board may grant non-qualified stock options to employees, excluding executive officers. Exercisability, option price and other terms are determined by the Board but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1998 Plan generally vest over a period of four years and expire ten years from the date of grant. As of April 30, 2004, 25,522,506 stock options remain outstanding and 7,086,137 shares of common stock were reserved for future grants under the 1998 Plan.

Under our 1994 Non-Employee Directors Stock Option Plan (the Directors Plan), 2,100,000 shares have been authorized for issuance. The Directors Plan provides for automatic grants to each non-employee member of the Board upon initial appointment or election to the Board, upon reelection and for annual service on Board committees. The option price shall not be less than 100% of the fair market value of those shares on the grant date. Under the Directors Plan, as originally adopted, new directors receive an option for 40,000 shares, vesting in equal installments over four years. In addition, each continuing director who is elected at an annual meeting of stockholders receives an option for 20,000 shares and an additional option for 10,000 shares for each Board committee membership, up to a maximum of two committee service grants per year. In August 2003, the Board amended the Directors Plan in order to reduce the size of the initial and committee grants to 30,000 and 5,000 shares, respectively. The annual and committee service option grants vest in full on the date immediately prior to the date of the annual meeting following their grant. In the case of directors appointed to the Board between annual meetings, the annual and any committee grants are prorated based upon the amount of time since the last annual meeting. As of April 30, 2004, 1,168,492 stock options remain outstanding and 410,346 shares of common stock were reserved for future grants under the Directors Plan.

We have assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to our own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios. We do not intend to make future grants out of these option plans.

We monitor dilution related to our option program by comparing net option grants in a given fiscal period to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the fiscal period, net of options forfeited by employees leaving Synopsys, divided by the total outstanding shares at the end of such fiscal period. The option dilution percentages were 0.9% for both the six months ended April 30, 2004 and fiscal year ended October 31, 2003, respectively.

A summary of the distribution and dilutive effect of options granted is as follows:

	SIX MONTHS ENDED APRIL 30, 2004	FISCAL YEAR ENDED OCTOBER 31, 2003
Total grants, net of returns and cancellations, during the period as percentage of outstanding shares exclusive of options assumed in acquisitions	0.9%	0.9	%(1)
Grants to Named Executive Officers, as defined below, during the period as percentage of total options granted	6.4%	8.4%
Grants to Named Executive Officers during the period as percentage of outstanding shares	0.1%	0.2%
Total outstanding options held by Named Executive Officers as percentage of total options outstanding	17.4%	16.7%

(1)           Total grants, net of returns and cancellations for the fiscal year ended October 31, 2003, includes the cancellation of approximately 812,000 options from a former Named Executive Officer. If these options had been excluded from the calculation, the net grants for fiscal 2003 as a percentage of outstanding shares would have been 1.4%.

A summary of our option activity and related weighted-average exercise prices for the six months ended April 30, 2004 and the fiscal year ended October 31, 2003 is as follows:

		OPTIONS OUTSTANDING
	SHARES AVAILABLE FOR OPTIONS	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
	(in thousands, except per share amounts)
Balance at October 31, 2002	16,826	55,960	$20.70
Grants	(4,518)	4,518	$25.06
Options assumed in acquisitions	—	2,115	$24.74
Exercises	—	(16,573)	$18.60
Cancellations	3,162	(3,901)	$24.02
Additional shares reserved	300	—	$—
Balance at October 31, 2003	15,770	42,119	$21.89
Grants	(2,415)	2,415	$29.41
Exercises	—	(5,266)	$19.39
Cancellations	1,012	(1,196)	$23.33
Additional shares reserved	300	—	—
Balance at April 30, 2004	14,667	38,072	$22.67

As of April 30, 2004, a total of approximately 39.0 million, 53.2 million and 2.1 million shares were reserved for issuance under our 1992, 1998 and Directors Plans, respectively, of which 14.7 million shares in the aggregate were available for future grants. For additional information regarding our stock option activity during the fiscal year ended October 31, 2003, please see Note 7 of our Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K filed with the SEC on January 29, 2004.

A summary of outstanding in-the-money and out-of-the-money options and related weighted-average exercise prices as of April 30, 2004 is as follows:

	EXERCISABLE		UNEXERCISABLE		TOTAL
	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
	(in thousands, except per share amounts)
In-the-Money	19,739	$19.44	7,663	$20.86	27,402	$19.84
Out-of-the-Money (1)	5,956	$30.00	4,714	$29.81	10,670	$29.92
Total Options Outstanding	25,695	$21.89	12,377	$24.27	38,072	$22.67

(1)           Out-of-the-money options are those options with an exercise price equal to or above the closing price of $26.73 on April 30, 2004, the last trading day for the six months ended April 30, 2004.

The following table sets forth further information regarding individual grants of options for the six months ended April 30, 2004 for the Chief Executive Officer and each of the other four most highly compensated executive officers (Named Executive Officers) serving as such on April 30, 2004 whose compensation for fiscal 2003 exceeded $100,000:

	INDIVIDUAL GRANTS
	NUMBER OF SECURITIES UNDERLYING OPTIONS	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES	EXERCISE PRICES ($/SHARE)PRICES ($/	EXPIRATION	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM ($ )
Name	GRANTED(1)	(2)	SHARE)	DATE	5%	10%
Aart J. de Geus	26,800	1.11%	$32.67	12/10/13	$550,632	$1,395,411
	11,700	0.48%	$29.88	02/24/14	$219,859	$557,166
Chi-Foon Chan	22,600	0.94%	$32.67	12/10/13	$464,339	$1,176,727
	9,600	0.40%	$29.88	02/24/14	$180,397	$457,162
Vicki L. Andrews	22,300	0.92%	$32.67	12/10/13	$458,176	$1,161,107
	8,000	0.33%	$29.88	02/24/14	$150,331	$380,968
John Chilton	16,200	0.67%	$32.67	12/10/13	$332,845	$843,495
	5,800	0.24%	$29.88	02/24/14	$108,990	$276,202
Antun Domic	24,350	1.01%	$32.67	12/10/13	$500,295	$1,267,845
	7,100	0.29%	$29.88	02/24/14	$133,419	$338,109

(1)           Options become exercisable ratably in a series of monthly installments over a four-year period from the grant date, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys in the case of certain executive officers. Each option has a maximum term of ten years, subject to earlier termination upon the optionee’s cessation of service.

(2)           Based on a total of 2.4 million shares subject to options granted to employees under Synopsys’ option plans during the six months ended April 30, 2004.

The following table provides the specified information concerning exercises of options to purchase our common stock during the six months ended April 30, 2004 and the value of unexercised options held by our Named Executive Officers as of April 30, 2004:

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED(1)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT APRIL 30, 2004 EXERCISABLE/UNEXERCISABLE		VALUE OF IN-THE-MONEY OPTIONS AT APRIL 30, 2004(2) EXERCISABLE/UNEXERCISABLE
Aart J. de Geus	162,000	$3,946,624	3,117,185	321,315	$19,254,673	$1,140,402
Chi-Foon Chan	213,306	$3,709,529	1,818,823	276,721	$8,786,206	$959,019
Vicki L. Andrews	94,800	$1,286,321	222,085	193,365	$353,257	$476,420
John Chilton	45,534	$636,144	182,613	117,913	$250,625	$238,911
Antun Domic	33,733	$516,867	224,930	143,837	$387,506	$320,403

(1)           Market value at exercise less exercise price.

(2)           Market value of underlying securities as of April 30, 2004 ($26.73) minus the exercise price.

The following table provides information regarding equity compensation plans approved and not approved by security holders as of April 30, 2004:

Plan Category	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS		WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(a)		(b)	(c)
Employee Equity Compensation Plans Approved by Stockholders (1)	9,531		$22.34	14,514
Employee Equity Compensation Plans Not Approved by Stockholders (2)	25,523		$23.01	7,086
Total	35,054	(3)	$22.83	21,600	(4)

(1)           Synopsys’ stockholder approved equity compensation plans include the 1992 Plan, the Directors Plan and the Employee Stock Purchase Plans.

(2)           Synopsys’ only non-stockholder approved equity compensation plan is the 1998 Plan.

(3)           Does not include information for options assumed in connection with acquisitions. As of April 30, 2004, a total of 3.0 million shares of our common stock were issuable upon exercise of such outstanding options.

(4)           Comprised of (i) 7.2 million shares remaining available for issuance under the 1992 Plan, (ii) 7.1 million shares remaining available for issuance under the 1998 Plan, (iii) 0.4 million shares remaining available for issuance under the Directors Plan, and (iv) 6.9 million shares remaining available for issuance under the Employee Stock Purchase Plans as of April 30, 2004.

ITEM    6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

2.1           Agreement and Plan of Merger and Reorganization, dated as of February 23, 2004, by and among Synopsys, Inc., Mountain Acquisition Sub, Inc., a wholly-owned subsidiary of Synopsys, Inc., and Monolithic System Technology, Inc. (1)

3.1           Amended and Restated Certificate of Incorporation of Synopsys, Inc. (2)

3.2           Restated Bylaws of Synopsys, Inc. (3)

4.1           Reference is made to Exhibit 3.1 and 3.2

10.4         Amended and Restated Credit Agreement, dated April 28, 2004, among Synopsys, Inc., Bank of America, N.A., as Syndication Agent, certain leaders and JPMorgan Chase Bank, as Administrative Agent

10.5         Synopsys Deferred Compensation Plan as Restated Effective August 1, 2002

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

(1)           Incorporated by reference to exhibit to Synopsys’ Current Report on Form 8-K filed February 26, 2004 (this agreement was subsequently terminated by Synopsys).

(2)           Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(3)           Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(b) Reports on Form 8-K

The Registrant filed or furnished the following Reports on Form 8-K with the SEC during the three months ended April 30, 2004:

(1)   Form 8-K furnished on February 23, 2004 reporting its results for its first quarter ended January 31, 2004 under Item 12 thereunder; and

(2)   Form 8-K filed on February 26, 2004 regarding the Agreement and Plan of Merger and Reorganization with MoSys under Item 5 thereunder.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

By:	/s/ Steven K. Shevick
Steven K. Shevick Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: June 10, 2004

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of February 23, 2004, by and among Synopsys, Inc., Mountain Acquisition Sub, Inc., a wholly-owned subsidiary of Synopsys, Inc., and Monolithic System Technology, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (2)

3.2	Restated Bylaws of Synopsys, Inc. (3)

4.1	Reference is made to Exhibit 3.1 and 3.2

10.4	Amended and Restated Credit Agreement, dated April 28, 2004, among Synopsys, Inc., Bank of America, N.A., as Syndication Agent, certain lenders and JPMorgan Chase Bank, as Administrative Agent

10.5	Synopsys Deferred Compensation Plan as Restated Effective August 1, 2002

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)   Incorporated by reference to exhibit to Synopsys’ Current Report on Form 8-K filed February 26, 2004 (this agreement was subsequently terminated by Synopsys).

(2)   Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(3)   Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.