Form 10-Q
period 2004-07-31
SYNOPSYS INC
filed 2004-09-14
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

152,099,509 shares of Common Stock as of September 4, 2004

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

JULY 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	JULY 31, 2004	OCTOBER 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$499,234	$524,308
Short-term investments	200,111	174,049
Total cash, cash equivalents and short-term investments	699,345	698,357
Accounts receivable, net of allowances of $7,848 and $8,295, respectively	143,006	200,998
Deferred income taxes	243,106	248,425
Income taxes receivable	49,223	72,124
Prepaid expenses and other current assets	30,081	19,302
Total current assets	1,164,761	1,239,206
Property and equipment, net	180,081	184,313
Long-term investments	13,458	8,595
Goodwill	570,047	550,732
Intangible assets, net	213,155	285,583
Other assets	80,054	38,924
Total assets	$2,221,556	$2,307,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$159,407	$204,226
Accrued income taxes	182,569	201,855
Deferred revenue	385,302	398,878
Total current liabilities	727,278	804,959
Deferred compensation and other liabilities	51,521	47,390
Long-term deferred revenue	29,215	21,594
Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000 shares authorized; 154,779 and 155,837 shares outstanding, respectively	1,548	1,560
Additional paid-in capital	1,240,384	1,198,421
Retained earnings	249,844	251,979
Treasury stock, at cost; 2,350 and 662 shares, respectively	(74,834)	(20,733)
Deferred stock compensation	(3,543)	(7,170)
Accumulated other comprehensive income	143	9,353
Total stockholders’ equity	1,413,542	1,433,410
Total liabilities and stockholders’ equity	$2,221,556	$2,307,353

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2003	2004	2003
Revenue:
Upfront license	$62,352	$74,709	$197,654	$211,229
Time-based license	164,398	160,875	497,942	450,165
Service	54,931	64,782	165,953	199,136
Total revenue	281,681	300,366	861,549	860,530

Cost of revenue:
Upfront license	3,277	3,536	17,473	11,134
Time-based license	15,550	13,792	31,305	40,050
Service	19,929	16,974	65,043	56,744
Amortization of intangible assets and deferred stock compensation	25,562	23,856	76,517	68,959
Total cost of revenue	64,318	58,158	190,338	176,887

Gross margin	217,363	242,208	671,211	683,643

Operating expenses:
Research and development	68,471	70,716	208,944	206,597
Sales and marketing	70,395	78,189	216,026	230,397
General and administrative	28,194	19,763	95,805	66,554
In-process research & development	—	1,600	—	19,850
Amortization of intangible assets and deferred stock compensation	8,530	9,221	26,410	26,379
Total operating expenses	175,590	179,489	547,185	549,777

Operating income	41,773	62,719	124,026	133,866
Other income, net	1,277	5,307	1,133	22,032

Income before provision for income taxes	43,050	68,026	125,159	155,898
Provision for income taxes	1,222	19,551	22,440	50,749
Net income	$41,828	$48,475	$102,719	$105,149

Basic earnings per share:
Net income per share	$0.27	$0.32	$0.66	$0.70
Weighted-average common shares	155,199	153,240	155,437	150,008

Diluted earnings per share:
Net income per share	$0.26	$0.30	$0.63	$0.67
Weighted-average common shares and dilutive stock options outstanding	160,346	162,696	162,638	156,320

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	NINE MONTHS ENDED JULY 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,719	$105,149
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	144,530	137,773
In-process research and development	—	19,850
Write-down of long-term investments	1,901	3,942
Tax benefit associated with stock options	—	3,226
Deferred rent	—	1,560
Provision for doubtful accounts	—	(1,577)
Net change in unrecognized gains and losses on foreign exchange	(11,142)	15,640
Gain on sale of short-and long-term investments	(867)	(20,568)
Net changes in operating assets and liabilities:
Accounts receivable	58,134	6,379
Income taxes receivable	22,795	2,038
Prepaid expenses and other current assets	(10,779)	(7,391)
Other assets	(13,449)	18,535
Accounts payable and accrued liabilities	(49,042)	(54,888)
Accrued income taxes	(19,286)	2,156
Deferred revenue	(6,097)	33,500
Deferred compensation	11,053	7,992
Net cash provided by operating activities	230,470	273,316
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	795,643	179,829
Purchases of short-term investments	(821,655)	(219,099)
Proceeds from sale of long-term investments	412	32,006
Purchases of long-term investments	(6,144)	(800)
Purchases of property and equipment	(35,073)	(33,543)
Cash paid for acquisitions, net of cash received	(39,730)	(167,744)
Capitalization of software development costs	(2,056)	(1,962)
Net cash used in investing activities	(108,603)	(211,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	141,892	279,688
Purchases of treasury stock	(288,336)	(226,650)
Proceeds from credit facility	200,000	—
Payments on credit facility	(200,000)	—
Net cash (used in) provided by in financing activities	(146,444)	53,038
Effect of exchange rate changes on cash	(497)	(1,337)
Net (decrease) increase in cash and cash equivalents	(25,074)	113,704
Cash and cash equivalents, beginning of period	524,308	312,580
Cash and cash equivalents, end of period	$499,234	$426,284

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.               BASIS OF PRESENTATION

Synopsys, Inc. (Synopsys or the Company) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the Securities and Exchange Commission’s rules and regulations. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting of normal, recurring adjustments) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, in the three months ended July 31, 2003, the Company changed the manner in which (i) certain non-cash amounts relating to income taxes and (ii) certain income tax balances are accumulated in the cash flow statement. This resulted in classification adjustments to the unaudited condensed consolidated statement of cash flows for the nine months ended July 31, 2003. These reclassification adjustments did not result in material changes to net cash provided by (used in) operating, investing and financing activities.

2.               BUSINESS COMBINATIONS

Fiscal 2004 Acquisitions

In February 2004, the Company completed the acquisition of Accelerant Networks, Inc. (Accelerant) for total consideration of $23.8 million, the acquisition of the technology assets of Analog Design Automation, Inc. (ADA) for total consideration of $12.2 million, and the acquisition of the test-related assets of iRoC Technologies S.A. (iRoC) for total consideration of $5.2 million.  Included in the total consideration of these acquisitions are aggregate acquisition costs of $2.2 million, consisting primarily of legal and accounting fees and other directly related charges.  In the third quarter of 2004, the total purchase consideration related to the Accelerant acquisition was reduced by $0.2 million to reflect estimated acquisition costs settled for less than the estimated amounts.  In addition, the total consideration for the ADA assets was reduced by $0.8 million to reflect the receipt of proceeds on the liquidation of ADA by the seller as a result of the Company’s prior investment in ADA.  The results of operations of Accelerant and the impact on operations of the acquisition of assets of ADA and iRoC are included in the accompanying unaudited condensed consolidated statements of income from the date of each respective transaction through July 31, 2004.  The Company does not consider these transactions material to the Company’s balance sheet or results of operations.

The Company has allocated the total aggregate purchase consideration for these acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition dates, resulting in aggregate goodwill of $17.4 million. Aggregate identifiable intangible assets as a result of these acquisitions, consisting primarily of purchased technology, are $27.1 million, and are being amortized over three to five years.  Goodwill, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired in the acquisitions, will not be amortized and is not deductible for tax purposes.  The Company included the amortization of identifiable intangible assets in cost of revenue in its statements of operations for the three and nine months ended July 31, 2004.

On July 9, 2004, Synopsys and Monolithic System Technology, Inc. (MoSys) announced the settlement of their litigation relating to the termination by Synopsys of the merger agreement between the parties dated February 23, 2004. Under the terms of their settlement agreement, Synopsys and MoSys agreed to settle the merger termination lawsuit filed by

MoSys without further liability or payment to one another, and MoSys agreed to dismiss its lawsuit.

Fiscal 2003 Acquisitions

On March 1, 2003, the Company completed its acquisition of Numerical, a provider of subwavelength lithography-enabling technology. The aggregate purchase price for Numerical was $266.8 million. As a result of the merger, the Company recorded goodwill of $140.1 million and recorded a charge to in-process research and development of $18.2 million. The results of operations of Numerical for the period from March 1, 2003 through July 31, 2004 are included in the accompanying unaudited condensed consolidated statements of income.

During fiscal 2003, the Company also completed two additional acquisitions for aggregate consideration consisting of $8.8 million in up front payments and contingent consideration totaling $3.5 million based on the achievement of certain milestones as outlined in the acquisition agreements.  Contingent consideration totaling $1.7 million was paid during the three months ended July 31, 2004 and has been allocated to goodwill.  In-process research and development expenses associated with these acquisitions totaled $1.6 million for the three and nine months ended July 31, 2003. These acquisitions are not considered material to the Company’s balance sheet or results of operations.

3.               GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill as of July 31, 2004 consisted of the following:

(in thousands)
Balance at October 31, 2003	$550,732
Additions (1)	19,315
Balance at July 31, 2004	$570,047

Intangible assets as of July 31, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights intangible	$51,700	$37,339	$14,361
Core/developed technology (2)	268,878	166,401	102,477
Covenants not to compete	9,554	5,206	4,348
Customer backlog	6,170	3,207	2,963
Customer relationships	123,180	42,258	80,922
Trademarks and trade names	18,007	12,920	5,087
Total intangible assets (3)	$477,489	$267,331	$210,158

Total amortization expense related to intangible assets is set forth in the table below:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2003	2004	2003
	(in thousands)
Contract rights intangible	$4,308	$4,308	$12,925	$12,925
Core/developed technology	21,263	19,575	62,067	56,248
Covenants not to compete	625	613	1,876	1,757
Customer backlog	514	686	3,059	1,526
Customer relationships	5,152	5,166	15,791	14,581
Trademarks and trade names	1,501	1,501	4,502	4,459
Total intangible assets (3)	$33,363	$31,849	$100,220	$91,496

The following table presents the estimated future amortization of intangible assets as of July 31, 2004:

(in thousands)
Three months ending October 31, 2004	$33,406
Fiscal Year
2005	97,870
2006	33,794
2007	24,958
2008 and thereafter	20,130
Total estimated future amortization of intangible assets (3)	$210,158

(1)                                Additions represent goodwill acquired in the acquisition of Accelerant of $17.4 million, contingent consideration earned and paid of $1.7 million and amounts related to foreign currency fluctuations for goodwill not denominated in U.S. dollars.

(2)                                  Additions in fiscal 2004 represent $27.1 million of core/developed technology acquired in the February 2004 acquisitions and amounts related to foreign currency fluctuations for core/developed technology not denominated in U.S. dollars.

(3)                                Total intangible assets do not include capitalized software and development costs of $3.0 million as of July 31, 2004. Total amortization of intangible assets does not include amortization of capitalized software and development costs of $0.6 million and $1.7 million for the three and nine months ended July 31, 2004, respectively, as compared to $0.4 million and $1.1 million for the same periods in fiscal 2003, respectively.

STOCK REPURCHASE PROGRAM

In December 2003, the Company’s Board of Directors renewed its stock repurchase program originally approved in July 2001. Under the renewed program, the Company replenished the amount available for purchases up to $500.0 million, not including purchases made under the program through such date. This renewed stock repurchase program replaced all prior repurchase programs authorized by the Board. The Company intends to use all common shares repurchased for ongoing stock issuances such as existing employee stock option plans, existing employee stock purchase plans and for acquisitions. During the three and nine months ended July 31, 2004, the Company repurchased approximately 1.7 million shares at an average price of approximately $30 per share and 8.4 million shares at an average price of approximately $34 per share, respectively. The Company repurchased approximately 5.2 million shares at an average price of approximately $30 per share and 8.3 million shares at an average price of approximately $27 per share for the same periods in fiscal 2003, respectively.  As of July 31, 2004, $211.7 million remained available for repurchases under the program.

5.               CREDIT FACILITY

In April 2004, Synopsys entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that the Company maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. In April 2004, the Company borrowed and repaid $200.0 million under the credit facility. As of July 31, 2004, the Company had no outstanding borrowings under this credit facility and was in compliance with all covenants.

6.               COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income, net of tax:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2003	2004	2003
	(in thousands)

Net income	$41,828	$48,475	$102,719	$105,149
Unrealized gains (losses) on investments, net of tax of $327 and $85 for the three and nine months ended July 31, 2004, respectively, and ($265) and $2,251 for the same periods in fiscal 2003, respectively	506	(410)	131	3,483
Unrealized (losses) gains on currency contracts, net of tax of $(381) and $(533) for the three and nine months ended July 31, 2004, respectively, and $120 and $5,715 for the same periods in fiscal 2003, respectively	(650)	373	(2,371)	14,892
Reclassification adjustment on unrealized gains on investments, net of tax of ($3,166) and ($7,546) for the three and nine months ended July 31, 2003, respectively	—	(4,900)	—	(11,644)
Reclassification adjustment on unrealized gains (losses) on currency contracts, net of tax of ($699) and ($2,636) for the three and nine months ended July 31, 2004, respectively and ($1,574) for the same periods in fiscal 2003, respectively	(1,485)	(3,345)	(5,601)	(3,345)
Foreign currency translation adjustment	(1,276)	67	(1,369)	(880)
Total comprehensive income	$38,923	$40,260	$93,509	$107,655

7.               EARNINGS PER SHARE

The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period. The Company computes diluted earnings per share using the weighted-average number of common shares and dilutive stock options outstanding during the period computed under the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2003	2004	2003
	(in thousands)

Weighted-average common shares for basic net income per share	155,199	153,240	155,437	150,008
Weighted-average dilutive stock options outstanding under the treasury stock method	5,147	9,456	7,201	6,312
Weighted-average common shares for diluted net income per share	160,346	162,696	162,638	156,320

The effect of dilutive stock options outstanding excludes approximately 9.3 million and 4.2 million weighted average stock options for the three and nine months ended July 31, 2004, respectively, and 3.8 million and 15.6 million stock options for the three and nine months ended July 31, 2003, respectively, which were anti-dilutive for net income per share calculations.

8.               STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company applies the intrinsic value method in accounting for its employee stock-based awards. Because the Company generally grants employee stock options with an exercise price equal to the fair value of the underlying stock on the date of grant, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. The Company has determined unaudited pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock options and employee stock purchases under the fair value method as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. The weighted-average expected life, risk-free interest rate and volatility for the three and nine months ended July 31, 2004 and 2003 are comparable to those for the fiscal year ended October 31, 2003.

The Company’s unaudited pro forma net income and earnings per share data under SFAS 123 are as follows:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Net income, as reported	$41,828	$48,475	$102,719	$105,149
Add: Stock-based employee compensation included in net income	728	1,227	2,705	3,842
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(24,555)	(17,810)	(67,039)	(79,716)
Pro forma net income (loss) under SFAS 123	$18,001	$31,892	$38,385	$29,275
Earnings (loss) per share — basic
As reported under APB 25	$0.27	$0.32	$0.66	$0.70
Pro forma under SFAS 123	$0.12	$0.21	$0.25	$0.20
Earnings (loss) per share — diluted
As reported under APB 25	$0.26	$0.30	$0.63	$0.67
Pro forma under SFAS 123	$0.11	$0.20	$0.24	$0.19

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

Revenue and property and equipment related to operations in the United States and other geographic areas were:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2003	2004	2003
	(in thousands)
Revenue:
United States	$158,690	$180,946	$475,324	$474,369
Europe	45,102	47,533	133,157	132,514
Japan	45,771	39,837	143,079	174,872
Other	32,118	32,050	109,989	78,775
Consolidated	$281,681	$300,366	$861,549	$860,530

	JULY 31, 2004	OCTOBER 31, 2003
	(in thousands)
Property and equipment, net:
United States	$156,643	$160,588
Other	23,438	23,725
Consolidated	$180,081	$184,313

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

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2004	2003	2004	2003
	(in thousands)
Revenue:
Galaxy Design Platform	$170,140	$192,676	$536,528	$569,653
Discovery Verification Platform	59,193	59,876	176,527	175,372
Intellectual Property	20,704	23,089	57,032	52,315
Design for Manufacturing	20,214	14,293	61,457	35,406
Professional Services & Other	11,430	10,432	30,005	27,784
Consolidated	$281,681	$300,366	$861,549	$860,530

The Company had one customer that accounted for 10.3% of the Company’s total revenue for the three and nine months ended July 31, 2004.  No single customer accounted for more than 10% of the Company’s total revenue for the three and nine months ended July 31, 2003.

10.         RELATED PARTY TRANSACTIONS

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 10.3% of the Company’s total revenue for the three and nine months ended July 31, 2004.  Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 9.3% and 9.8% of the Company’s total revenue for the three and nine months ended July 31, 2003, respectively.  Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, also serves on the Company’s Board of Directors. Management believes all transactions between the two parties were carried out on an arm’s length basis.

11. SUBSEQUENT EVENTS

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against the Company and certain of its officers alleging violations of the Securities Exchange Act of 1934. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired the Company’s stock during the period of December 3, 2003 through August 18, 2004. The complaint alleges that the individual defendants caused the Company to make false and misleading statements about the Company’s business, forecasts, and financial performance, and that certain Company officers or employees sold portions of their stock holdings while in the possession of adverse, non-public information. The complaint does not specify the amount of damages sought. The Company has not yet responded to the complaint, discovery has not commenced, and no trial date has been established.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Item 1 of this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors that May Affect Future Results,” and elsewhere in this Form 10-Q. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of such terms, or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on such statements.

Overview

The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 2 and by the risk factors set forth below under the caption entitled “Factors That May Affect Future Results.”

Synopsys is a world leader in electronic design automation (EDA) software for semiconductor design. We deliver semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). We also provide intellectual property (IP) and design services to help simplify the design process, reduce design costs and accelerate time-to-market for our customers.

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

Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years. Semiconductor industry sales dropped approximately 46% from late 2000 to early 2002 and then recovered slowly into 2003. Throughout this period, our customers took many steps to reduce their expenses, including constraining R&D expenditures, reducing the number of design engineers they employed, cutting back on their design starts, purchasing from fewer suppliers, requiring more favorable pricing, payment and license terms from those suppliers, and pursuing consolidation within their own industry. Further, during this downturn, many semiconductor design companies failed or were acquired and the pace of investment in new companies declined.

The semiconductor industry grew by 13% in 2003, and, according to the Semiconductor Industry Association is expected to grow 29% in 2004.  Historically, growth in semiconductor sales has been followed by growth in semiconductor R&D spending, which in turn has led to growth in EDA expenditures.  This relationship is not precise, however, and there is usually a lag of two to six quarters between an upturn in semiconductor industry sales and growth in EDA spending.  Our forecasts for and during fiscal year 2004 were based in part on an expectation that growth in semiconductor revenue would translate into increased spending on EDA products by our customers, and that the generally improving conditions in the U.S. economy would lead to increased investment in start-up companies by venture capital firms.  Thus far, growth in EDA spending has continued to lag the upturn in the semiconductor industry, and we have not seen the expected increase in purchases by smaller companies.  Moreover, we believe that our customers remain under pressure to reduce their own costs, which means that the strict cost controls they implemented during the downturn persist.

In addition, during our third fiscal quarter we believe that our customers turned more cautious in their outlook toward the future due to number of factors, including lack of visibility into their own future results, unexpected inventory buildup in the semiconductor supply chain and concerns about the industry’s growth prospects in 2005.  In this environment, we believe customers have thus become more cautious about purchasing new software and extending their existing commitments to us and are also seeking to conserve their cash by paying for licenses over their term as opposed to upfront.  These developments affected both our bookings and revenue for the quarter.  The shortfall in upfront license bookings affected our third quarter revenue, since these types of licenses turn to revenue in the quarter they are shipped. The shortfall in time-based bookings will affect our future results, as a less-than expected amount has been added to our backlog to be recognized in future periods.

The shortfall in upfront licenses has led us to re-evaluate customer demand for this type of license.  Our upfront licenses require that customers pay at least 75% of the license fee in the first year of the license.  Given customers’ strong desire to conserve cash and, therefore, their preference to pay for licenses over time, and the fact that our largest competitors do not maintain the same policy, payment terms have become a more difficult negotiating issue with our customers.  To address this issue, effective in our fourth fiscal quarter, we are shifting our target license mix to reduce our upfront license targets.  Since first adopting TSLs in August 2000, our license mix has consisted of 26% upfront licenses and 74% TSLs or time-based licenses, and for the past four quarters we have derived on average approximately 70% of our quarterly license revenue from backlog.  Beginning in the fourth quarter  of fiscal 2004, we expect to derive 90% or more of our revenue from backlog.  Though we expect upfront license orders to decline significantly from recent levels, we are not setting targets for upfront license orders as a percentage of software licenses, and expect that they will fluctuate from quarter to quarter.  Although this shift will decrease our revenue for the fourth quarter of fiscal 2004 and beyond, we believe this change meets our customers’ needs while offering us the opportunity to better preserve the value of our technology.

Based on our own demand forecasts, we do not expect demand for EDA products to increase materially over the next several quarters.  In addition, we are expecting a relatively low level of major customer license renewals in fiscal year 2005.  Accordingly, we have set targets for orders in fiscal year 2005 that are meaningfully below our target for fiscal year 2004.  The lower level of orders, combined with the change in our license mix, is likely to result in a lower level of revenue in fiscal year 2005 than in fiscal year 2004.

We continue to believe that, over the long-term, growth in EDA spending will continue to depend on growth in semiconductor R&D spending, and on continued growth in the overall semiconductor market.  However, we cannot predict the timing or magnitude of increases in semiconductor revenues, R&D spending or spending on EDA products, nor whether we will benefit from any such increases.

Synopsys is under no obligation to (and expressly disclaims any such obligation to) update or alter any of the information contained in this Overview, whether as a result of new information, future events or otherwise.

Product Developments for the Three Months Ended July 31, 2004

During the third quarter of fiscal 2004, we announced or introduced a number of new products and enhancements to existing products, including:

•                                        Delivery of the latest version of our Galaxy™ 2004 design platform, which improves integration among individual products comprising the platform and incorporates major enhancements to many of these products, including faster run time and improvements in capacity, quality of results, process technology support and turn-around time.

•                                        Delivery of the Galaxy Power solution, offering designers the ability to improve the power efficiency of their ICs.

•                                        Availability of enhancements to our VCS® simulation product including expanded test bench and assertion capabilities, significantly improving performance.

•                                        Improvements to our SiVL® Silicon-Versus-Layout product targeting lithography verification.

•                                        Enhancements to our HSPICE® circuit simulator resulting in up to 20 times performance improvement and supporting high-frequency and RF IC designs.

•                                        Availability of our Designware® PCI Express physical layer intellectual property enabling lower cost ICs.

Financial Performance for the Three Months Ended July 31, 2004

•                                                 Revenue was $281.7 million, down 6% over the three months ended July 31, 2003, primarily due to a substantially lower level of upfront license orders than our target in the current quarter.

•                                                 During the third quarter, our book-to-bill ratio was approximately 0.7. Dollar bookings for upfront orders were approximately 20% of product license orders versus a target range of 25% to 35%.

•                                                 Approximately 80% of our total revenue was from software sales and 20% was from maintenance and professional services.

•                                                 Maintenance revenue declined by 20% from the same period in fiscal 2003 to $41.7 million, primarily reflecting lower renewal rates and the greater concentration of Technology Subscription Licenses under which maintenance is bundled with the license fee.

•                                                 Professional service revenue, at $13.2 million, increased from $12.5 million for the same period in fiscal 2003, primarily as a result of customers’ greater use of outside consultants to augment their internal staff and address their need for assistance in implementing advanced IC designs.

•                                                 We derived over 85% of total revenue from backlog, versus 72% during the three months ended April 30, 2004, as ratable revenue increased slightly and total revenue was lower than during the prior three-month period.

•                                                 Net income was $41.8 million compared to $48.5 million for the three months ended July 31, 2003, primarily due to lower revenue, an $8.4 million increase in general and administrative expenses (which include legal expenses relating to the MoSys litigation) and a $6.2 million increase in cost of revenue.

•                                                 Cash provided by operations for the nine months ended July 31, 2004 was $230.5 million compared to $273.3 million for the same period in fiscal 2003.

•                                                 We repurchased approximately 1.7 million shares of our common stock for approximately $50 million.

Critical Accounting Policies

We base the discussion and analysis of our financial condition and results of operations for the three and nine months ended July 31, 2004 upon our unaudited condensed consolidated financial statements for such periods, which we prepare in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosure of our contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

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

•                                          Perpetual Licenses, which continue as long as the customer renews maintenance, plus an additional 20 years. Perpetual licenses do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually. The annual maintenance fee for purchases under $2 million is typically calculated as a percentage of the list price of the licensed software. For purchases over $2 million, the annual maintenance fee is typically calculated as a percentage of the net license fee, sometimes referred to as “variable maintenance perpetuals.”

We sometimes refer to TSLs and term licenses, either individually or collectively, as “renewable licenses” because the customer must purchase an extension or a new license in order to continue using the software after the specified term of the contract expires. Historically, we have had very high renewal rates on our renewable licenses as our products are frequently integral to our customers’ design processes.  In most cases, our customers renew these licenses in advance of their expiration date, and sometimes well in advance. This practice can help customers secure their design flow on a rolling basis.  For us, the renewal discussion often gives us an opportunity to expand our level of business with the customer by selling them incremental software and extending the length of their commitment to us.

In a renewal transaction, we may either replace the pre-existing arrangement with an entirely new agreement or maintain two overlapping agreements. Where we replace the existing agreement, we often supersede the original agreement and thereafter deliver software and recognize revenue based upon the type of license reflected in the new agreement. Where we maintain two agreements, revenue recognition on the new incremental agreement is based on the license type purchased, assuming all other revenue recognition criteria have been met. If the extension or new arrangement is a TSL, we recognize the license revenue from the new arrangement ratably in proportion to the incremental software delivered. If the extension or new arrangement is a term license, we recognize the license revenue upfront on the entire extension or new arrangement, using the residual method, assuming all other revenue recognition criteria have been met. If extended payment terms are granted (as discussed below), license revenue will be recognized as payments become due and payable.

Customers occasionally convert their existing TSLs to perpetual licenses, paying an incremental fee which we recognize upon contract signing in accordance with AICPA Technical Practice Aid (TPA) 5100.74, assuming all other revenue recognition criteria have been met. In some situations, the contract converting the TSL to a perpetual license is modified to such an extent that a new arrangement exists. The changes to the contract may include increases or decreases in the total technology under license, changes in payment terms, changes in license terms and other pertinent factors. In these situations, we account for all of the arrangement fee as a new sale and recognize revenue when all other revenue recognition criteria have been met. We have a policy that defines the specific circumstances under which we account for these transactions as a new perpetual license sale.

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

We allocate revenue on software transactions (referred to as an “arrangement” in the accounting literature) involving multiple elements to each element based on the respective fair values of the elements. Our determination of fair value of each element is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately.

We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to consulting. Accordingly, assuming all other revenue recognition criteria are met, we recognize revenue from perpetual and term licenses upon delivery using the residual method in accordance with SOP 98-9, and recognize revenue from maintenance ratably over the maintenance term.

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

Results of Operations

Revenue Background.

We primarily license our software through TSLs under which we generally recognize both product and maintenance revenue ratably over the term of the license, or, under certain circumstances, as payments become due. As a result, a TSL order results in significantly lower current-period revenue than an equal-sized order for a perpetual or upfront term license. Conversely, a TSL order will result in higher revenue recognized in future periods than an equal-sized order for a perpetual or upfront term license. For example, on a $120,000 order for a perpetual or upfront term license, we recognize $120,000 of revenue in the quarter the product is shipped and no revenue in future quarters. On a $120,000 order for a three-year TSL shipped on the first day of the quarter, we recognize $10,000 of revenue in the quarter the product is shipped and in each of the eleven succeeding quarters.

Our license revenue in any given quarter depends upon the volume of upfront licenses shipped during the quarter, the amount of time-based license revenue recognized from TBLs booked in prior periods and to a much smaller degree, the amount of revenue recognized on TBL orders booked during the quarter. We set our revenue targets based in large part on orders targets and our expected mix of upfront and time-based licenses for a given period. If we achieve the total orders target but not our target license mix, we may not reach our revenue targets (if upfront license orders are lower than we expect) or may exceed them (if upfront license orders are higher than we expect). If orders are below target in any quarter we may still meet our revenue targets, but only if the license mix includes a higher proportion of upfront licenses than our target license mix. For the three months ended July 31, 2004, we did not achieve our total orders target, with upfront orders well below our targets. As a result, though TBL revenue increased relative to the three months ended April 30, 2004, we did not meet our revenue target.

The precise mix of orders fluctuates from quarter to quarter. Our historical average license order mix since adopting TSLs in August 2000 through the third quarter of fiscal 2004 has been 74% time-based licenses and 26% upfront licenses, although the percentage of upfront license orders in any given quarter has varied between 14% and 57%. The license order mix for the last five fiscal quarters is set forth below:

License Type

	Q3- 2004	Q2- 2004	Q1- 2004	Q4- 2003	Q3- 2003

Upfront licenses	20%	42%	57%	33%	21%
Time-based license	80%	58%	43%	67%	79%

During the third quarter, we believe customers turned more cautious about purchasing new software and extending their existing commitments to us. In addition, customers are seeking to conserve their cash by paying for licenses over their term. This caution reduced demand for upfront licenses, which require the customer to pay 75% of the license fee plus the first year’s maintenance fee within one year of shipment, negatively impacting revenue in the third quarter.

Given customers’ strong desire to conserve cash and, therefore, their preference to pay for licenses over time, and the fact that our largest competitors do not maintain the same policy, we believe customer demand for upfront licenses will remain weak.  To address this issue, effective in our fourth fiscal quarter, we are shifting our target license mix to reduce our upfront license targets.  Since first adopting TSLs in August 2000, our license mix has consisted of 26% upfront licenses and 74% TSLs or time-based licenses, and for the past four quarters we have derived on average approximately 70% of our quarterly license revenue from backlog.  Beginning in the fourth quarter of fiscal 2004 we expect to derive 90% or more of our revenue from backlog.  Though we expect upfront license orders to decline significantly from recent levels, we are not setting targets for upfront license orders as a percentage of software licenses, and expect that they will fluctuate from quarter to quarter.  Although this shift will decrease our revenue for the fourth quarter of fiscal 2004 and beyond, we believe this change meets our customers’ needs while offering us the opportunity to better preserve the value of our technology.

Reported Revenue

	JULY 31,		DOLLAR	%
	2004	2003	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$281.7	$300.4	$(18.7)	(6)%
Nine months ended	$861.5	$860.5	$1.0		*

* Less than 1%.

The decrease in total revenue for the three months ended July 31, 2004 compared to the same period in fiscal 2003 was principally due to declines in upfront license and maintenance revenue, partially offset by an increase in time-based license revenue. Total revenue for the nine months ended July 31, 2004 increased slightly due to the additional year of selling TSLs.

Upfront Revenue

	JULY 31,		DOLLAR	%
	2004	2003	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$62.4	$74.7	$(12.3)	(16)%
Percentage of total revenue	22%	25%
Nine months ended	$197.7	$211.2	$(13.5)	(6)%
Percentage of total revenue	23%	25%

The decreases in upfront license revenue for the three months and nine months ended July 31, 2004 are due to a lower level of upfront license shipments compared to the same periods in fiscal 2003 for the reasons discussed above under “Revenue Background.” Approximately $35 million in upfront revenue in the three months ended July 31, 2004 was from orders booked in a prior quarter but shipped in the third quarter.

Time-Based Revenue

	JULY 31,		DOLLAR	%
	2004	2003	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$164.4	$160.9	$3.5	2%
Percentage of total revenue	58%	54%
Nine months ended	$497.9	$450.2	$47.7	11%
Percentage of total revenue	58%	52%

The increases in time-based license revenue for the three months and nine months ended July 31, 2004 are primarily due to the additional year of selling TSLs.

Service Revenue

	JULY 31, 2004	JULY 31, 2003	DOLLAR CHANGE	% CHANGE
	(dollars in millions)
Three months ended
Maintenance revenue	$41.7	$52.3	$(10.6)	(20)%
Professional services revenue	13.2	12.5	0.7	6%
Total service revenue	$54.9	$64.8	$(9.9)	(15)%
Percentage of total revenue	20%	22%

Nine months ended
Maintenance revenue	$131.5	$170.4	$(38.9)	(23)%
Professional services revenue	34.5	28.7	5.8	20%
Total service revenue	$166.0	$199.1	$(33.1)	(17)%
Percentage of total revenue	19%	23%

Service revenue consists of two main components: maintenance fees and professional services fees. Our maintenance fees have declined primarily due to our adoption of TSLs, which bundle maintenance with the license fee and thus contribute no separately recognized maintenance fees. Other factors include our adoption of variable maintenance perpetuals, which have substantially reduced maintenance fee rates, and lower renewal rates. With the planned shift in our target license mix to 90% or more TSLs beginning in the fourth quarter of fiscal 2004, we expect more of our maintenance revenue to be bundled within our overall TSL revenue, and therefore for our separately recognized maintenance revenue to continue to decline.

Professional services revenue increased during the three and nine months ended July 31, 2004 compared to the same periods in fiscal 2003 as customers used outside consultants to augment their internal staff and to address their need for assistance in implementing advanced IC designs.

Orders and Revenue Seasonality. Historically, our orders and revenue have been lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year.  Though we expect orders to continue this trend, we expect less revenue seasonality beginning in 2005.  In our license model, revenue seasonality has resulted principally from the decline in the amount of upfront orders from the fourth quarter of one fiscal year to the first quarter of the next fiscal year.  As explained above, beginning in the fourth quarter of fiscal year 2005 we expect our license mix to shift, and to consist of a lower proportion of upfront licenses.  We expect this shift to reduce revenue seasonality in future fiscal years.  as we move towards a maximally ratable license mix (under which large orders in a particular quarter will no longer have a significant impact on current period revenue).  Our book-to-bill ratio for the three months ended July 31, 2004 was approximately 0.7, compared to 1.1 for the same period during fiscal 2003 as customers became more cautious during the quarter towards extending renewable license commitments with us in advance and spending cash on upfront license arrangements.

Revenue—Product Groups. For management reporting purposes, we organize our products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property (IP), Design for Manufacturing and Professional Services & Other.

Galaxy Design Platform. Our Galaxy Design Platform includes our logic synthesis, physical synthesis, physical design, timing analysis, signal integrity analysis and physical verification products, as well as certain analog and mixed-signal tools. Our principal products in this category are the Design Compiler® synthesis product, Apollo™ and Astro™ place and route products, Physical Compiler® physical synthesis tool, Prime Time™ timing analysis tool, Hercules™ physical verification tool, Star RXCT extraction product and DFT Compiler design for test tool. We believe physical design and design analysis products will account for an increasing share of Galaxy Design Platform revenue relative to our logic synthesis products as customers recognize the importance of using physical level design and analysis tools to address challenges particular to small geometry designs.

Discovery Verification Platform. Our Discovery™ Verification Platform includes our verification and simulation products. Our principal products in this category are the VCS® functional simulator, HSPICE® circuit simulator, NanoSim® simulation and analysis tool, Formality® formal verification product,  Vera® test bench generator,  System Studio™ system level design tool, LEDA™ design rule checker, and Magellan™ hybrid formal verification product, as well as Discovery AMS, a subset of our verification technologies tuned to perform verification on analog and mixed-signal designs.

Intellectual Property. Our IP solutions, branded as DesignWare®, includes a library of basic, low-level IC design components, a portfolio of standards-based cores, principally for connectivity (i.e. USB) and verification models.

Design for Manufacturing. Our Design for Manufacturing products and technologies address the design and production challenges of very small geometry ICs and include our Proteus™ OPC software, CATS® fracturing product and SiVL® layout verification tool and our phase-shift masking technologies.

Professional Services & Other. Our Professional Services group provides consulting services, including design methodology assistance, specialized systems design services, turnkey design and training.

The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the last eight quarters. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate software maintenance revenue, which represented approximately 15% and 17% of our total revenue for the three months ended July 31, 2004 and 2003, respectively, to the products to which those support services related. Further, with the adoption of our platform strategy in fiscal 2003, we redefined our product groups and have reclassified prior period revenues in accordance with this grouping to provide a consistent presentation.

	Q3- 2004	Q2- 2004	Q1- 2004	Q4- 2003	Q3- 2003	Q2- 2003	Q1- 2003	Q4- 2002

Galaxy Design Platform	61%	64%	63%	62%	64%	70%	65%	68%
Discovery Verification Platform	21	20	21	22	20	19	22	20
IP	7	6	6	7	8	5	6	5
Design for Manufacturing	7	7	7	5	5	5	3	3
Professional Services & Other	4	3	3	4	3	1	4	4
Total	100%	100%	100%	100%	100%	100%	100%	100%

The relative revenue contribution from our different groups generally has been stable over the eight-quarter period shown in the table above. This stability is principally due to the fact that most of our customers purchase multiple products from us, and do so under TSLs, under which revenue is recognized ratably over the term of the license.  Accordingly, significant changes in revenue contribution from different groups have been driven primarily by one-time events (such as acquisitions), or by the mix of upfront versus time-based orders received for certain products during a given quarter.

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

Events Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.  As a cost saving measure, we temporarily shut down operations in North America for three days during the first quarter of fiscal 2004, four days during the third quarter of fiscal 2004 and four days during the third quarter of fiscal 2003, resulting in savings of approximately $3.3 million, $4.4 million and $4.8 million in the quarters noted, respectively.  The savings relate primarily to salaries and benefits and are reflected in the unaudited condensed consolidated financial statements included herein as follows:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31
	2004	2003	2004	2003
	(in thousands)
Cost of revenue	$817	$874	$1,421	$874
Research and development	1,864	1,899	3,236	1,899
Sales and marketing	1,167	1,344	2,038	1,344
General and administrative	525	678	948	678
Total	$4,373	$4,795	$7,643	$4,795

Workforce Reduction. We reduced our workforce during the first quarter of fiscal 2003 to reduce expenses by decreasing the number of employees in all departments in domestic and foreign locations. As a result, we decreased our workforce by approximately 130 employees in the United States and 70 employees outside the United States. The associated charge for severance and other special termination benefits was $4.4 million, all of which we incurred in the first quarter of fiscal 2003, and is reflected in the unaudited condensed consolidated statement of income as follows:

NINE MONTHS ENDED JULY 31, 2003
(in thousands)
Cost of revenue	$1,167
Research and development	1,388
Sales and marketing	1,239
General and administrative	630
Total	$4,424

Workforce Realignment. During the fourth quarter of fiscal 2003 and effective in the first quarter of fiscal 2004, we realigned our operations to focus resources on more strategic areas of investment and to become more operationally efficient. This realignment affected a total of 140 employees in the United States and 100 employees outside the United States, in all departments.  Charges for severance and other termination benefits totaling $14.9 million were reflected in our consolidated financial statements for the fiscal year ended October 31, 2003. Facilities closure costs related to this realignment were expensed as incurred.

During the three and nine months ended July 31, 2004, we disbursed $0.5 million and $13.6 million, respectively, in cash relating to severance and termination benefits as a result of our workforce realignment. We expect to pay the remaining $1.3 million recorded in connection with this realignment during the fourth quarter of fiscal 2004. For the three months ended July 31, 2004, we did not incur any facilities closure costs. For the nine months ended July 31, 2004, we incurred $2.3 million in facilities closure costs.

Reduction in Amounts Payable under Incentive Compensation Plan. Cost of revenue and operating expenses reflect a $5.2 million reduction in incentive compensation for the nine months ended July 31, 2004 compared to the same period last year as a result of lower orders levels and other performance metrics that determine incentive compensation.

Cost of Revenue

	JULY 31,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollars in millions)
Three months ended	$64.3	$58.2	$6.1	10%
Percentage of total revenue	23%	19%
Nine months ended	$190.3	$176.9	$13.4	8%
Percentage of total revenue	22%	21%

Cost of revenue includes personnel and related costs to provide product support, consulting services and training. Cost of revenue also includes software production costs, product packaging, documentation, amortization of capitalized software development costs, amortization of core/developed technology and other intangible assets as described below. Management allocates these expenses, most of which are relatively fixed and do not fluctuate significantly with changes in revenue or license mix, to cost of upfront licenses, cost of time-based licenses and cost of services, based on the mix of orders booked within a given quarter.

The dollar increases in cost of revenue for the three and nine months ended July 31, 2004 are primarily due to a 12% increase in field support personnel costs due to targeted hiring in the customer support function, amortization of core/developed technology recorded as a result of our acquisitions completed during the three months ended April 30, 2004, and increased human resources, technology and facilities costs as a result of the increase in cost of revenue headcount as a percentage of total headcount. Total cost of revenue as a percentage of total revenue for the three and nine months ended July 31, 2004 increased due to the fact that growth in costs exceeded growth in revenues from the same periods in fiscal 2003.

See “Amortization of Intangible Assets and Deferred Stock Compensation” below for information regarding the amount of amortization charged to cost of revenue for the relevant periods.

Research and Development

	JULY 31,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollars in millions)
Three months ended	$68.5	$70.7	$(2.2)	(3)%
Percentage of total revenue	24%	24%
Nine months ended	$208.9	$206.6	$2.3	1%
Percentage of total revenue	24%	24%

For the three months ended July 31, 2004, the decrease in research and development costs is primarily due to the reduced human resources, information technology and facilities costs of $1.3 million reported under this line item as compared to the same period last year.

For the nine months ended July 31, 2004, the increase in research and development costs is primarily due to an increase of $8.4 million in research and development personnel and related costs as a result of increased investment in research and development activities. This increase is partially offset by (i) a reduction of $2.5 million in North America human resources, information technology and facilities costs reported under this line item, (ii) decreased depreciation of $1.6 million as a result of overall decreased capital spending and lower replacement costs, (iii) severance packages totaling $1.4 million associated with our workforce reduction during the first quarter of fiscal 2003 which were not incurred during the first quarter of fiscal 2004 and (iv) a decrease of $1.2 million in consulting services.

Sales and Marketing

	JULY 31,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollars in millions)
Three months ended	$70.4	$78.2	$(7.8)	(10)%
Percentage of total revenue	25%	26%
Nine months ended	$216.0	$230.4	$(14.4)	(6)%
Percentage of total revenue	25%	27%

For the three months ended July 31, 2004, the decrease is primarily due to reductions of $6.5 million in variable compensation driven by reduced orders and shipments in the current quarter and $2.7 million in sales and marketing personnel and related costs as a result of an 8% decrease in sales and marketing headcount due to previous workforce reductions and realignments, partially offset by an increase of $1.7 million in human resources, information technology and facilities costs reported under this line item.

For the nine months ended July 31, 2004, the decrease is primarily due to (i) a reduction of $12.8 million in variable compensation, driven by reduced orders and shipments in the current quarter, (ii) a reduction of $3.0 million in sales and marketing personnel and related costs as a result of decreased headcount due to previous workforce reductions and realignments and (iii) a decrease in severance packages of $1.2 million compared to severance expense for the same period during fiscal 2003. This decrease is partially offset by increases of (i) $3.3 million in human resources, information technology and facilities costs that are reported under this line item and (ii) $1.3 million in travel-related costs.

General and Administrative

	JULY 31,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollars in millions)
Three months ended	$28.2	$19.8	$8.4	42%
Percentage of total revenue	10%	7%
Nine months ended	$95.8	$66.6	$29.2	44%
Percentage of total revenue	11%	8%

For the three months ended July 31, 2004, the increase is primarily due to professional service fees of $7.2 million, of which $5.4 million relates to the MoSys litigation, and the release of $2.0 million from the bad debt reserve due to lower than anticipated billings and successful collection efforts for the quarter compared to a release of $4.0 million in the prior year for successful collection of acquired accounts assumed to be uncollectable.  The increase is partially offset by the reduction of (i) $2.4 million in general and administrative personnel costs as a result of reduced headcount and (ii) $1.7 million in human resources, information technology and facilities costs reported under this line item.

For the nine months ended July 31, 2004, the increase is primarily due to (i) the $10.0 million termination fee paid to MoSys and professional service fees of $5.4 million relating to such transaction and the subsequent litigation, (ii) $7.2 million in professional service fees relating to other litigation matters, (iii) $7.6 million in facilities costs due to new leases incurred and costs associated with the closing of facilities as planned under our workforce realignment in the fourth quarter of fiscal 2003, and (iv) a $2.4 million increase in depreciation due to increased capital spending in information technology.  This increase is partially offset by a decrease of $3.3 million in human resources, information technology and facilities costs reported under this line item.

In-Process Research and Development. There were no in-process research and development (IPRD) charges for the three and nine months ended July 31, 2004. Purchased IPRD for the three and nine months ended July 31, 2003 was $1.6 million and $19.8 million, respectively and represents the write-off of in-process technologies associated with the Numerical acquisition and two third quarter fiscal 2003 acquisitions considered immaterial for financial statement purposes.  At the date of each such acquisition, the projects associated with the applicable IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, associated amounts were expensed on the respective acquisition dates.

Amortization of Intangible Assets and Deferred Stock Compensation.  Amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships and covenants not to compete related to acquisitions completed during fiscal 2002, 2003 and 2004.  Deferred stock compensation represents the intrinsic value of unvested stock options assumed in connection with prior year acquisitions.  The deferred stock compensation is amortized over the options’ remaining vesting period of one to three years.  Generally, amortization of deferred stock compensation will decrease over time as the assumed stock options vest, although employee terminations affect the exact timing and amount of future amortization of deferred stock compensation.  Amortization expense for these assets is included in the unaudited condensed consolidated statements of income as follows:

	JULY 31,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollars in millions)
Three months ended
Included in cost of revenue	$25.6	$23.9	$1.7	7%
Included in operating expenses	8.5	9.2	(0.7)	(8)%
Total	$34.1	$33.1	$1.0	3%
Percentage of total revenue	12%	11%

Nine months ended
Included in cost of revenue	$76.5	$69.0	$7.5	11%
Included in operating expenses	26.4	26.4	—	—%
Total	$102.9	$95.4	$7.5	8%
Percentage of total revenue	12%	11%

The increases in amortization of intangible assets and deferred compensation in the three and nine months ended July 31, 2004 are due primarily to additional amortization of assets acquired in the Numerical acquisition in the second quarter of fiscal 2003 partially offset by the declining amounts of amortization related to deferred compensation recorded in prior year acquisitions. See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), Net

	JULY 31,		DOLLAR CHANGE	% CHANGE
	2004	2003
	(dollars in millions)
Three months ended
Interest income, net	$1.1	$—	$1.1	—
Gain (loss) on sale of investments, net of investment write-downs	0.1	5.4	(5.3)	(98)%
Other	0.1	(0.1)	0.2	(200)%
Total	$1.3	$5.3	$(4.0)	(75)%

Nine months ended
Interest income, net	$4.2	$2.1	$2.1	100%
Gain (loss) on sale of investments, net of investment write-downs	(0.6)	14.9	(15.5)	(104)%
Other	(2.5)	5.0	(7.5)	(150)%
Total	$1.1	$22.0	$(20.9)	(95)%

The decreases in other (expense) income, net for the three months and nine months ended July 31, 2004 compared to the same periods in fiscal 2003 are due to reduced investment gains and reduced rental income.

Income Tax Rate

Our effective tax rate for the three and nine months ended July 31, 2004 was approximately 3% and 18% compared to 29% and 33% for the same periods in fiscal 2003, respectively. The decreases in our effective tax rate are due to reduced pre-tax profit, the absence of a write-off of IPRD and an increase in taxable income in jurisdictions with a lower tax rate, partially offset by a reduction in federal and state tax credits.  The decrease in the effective tax rate to 3% for the three months ended July 31, 2004 resulted from a decrease in the full-year projected effective tax rate caused by a reduction in full-year projected pre-tax profit.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of July 31, 2004, cash, cash equivalents and short-term investments were $699.3 million, compared to $698.4 million as of October 31, 2003.

Cash provided by operations was $230.5 million for the nine months ended July 31, 2004 compared to $273.3 million for the same period in fiscal 2003. This decrease of $42.8 million largely resulted from (i) disbursements for foreign income taxes of approximately $40.0  million, offset by U.S. income tax refunds received of approximately $24.2 million, (ii) the disbursement of $10.0 million for the MoSys termination fee, and (iii) disbursements associated with prepaid maintenance contracts for our design and information systems electronic infrastructure, partially offset by a $5.8 million reduction in cash used to satisfy accounts payable.

Accounts receivable, net of allowances, decreased $58.0 million, or 29%, to $143.0 million as of July 31, 2004 from $201.0 million as of October 31, 2003. Days sales outstanding (DSO), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased to 46 days as of July 31, 2004 from 58 days as of October 31, 2003. The decrease in DSO and accounts receivable is attributable to improved collections from customers and lower than anticipated billings for the quarter.

Cash provided by operations is in part dependent upon the payment terms on our license agreements. For an upfront license, we require that at least 75% of the license fee be paid within the first year. Conversely, for a time-based license payment terms are generally extended; often the license fee is paid quarterly in even increments over the term of the license. Accordingly, we generally receive cash from upfront licenses sooner than on time-based licenses. Further, during the third quarter, payment terms on TBLs lengthened somewhat compared to our four-quarter trailing average. With our further transition to a more ratable license mix beginning in our fourth quarter of fiscal 2004, we expect to book substantially fewer upfront licenses and to shift that business, to the extent possible, to TBLs. Given the difference in payment terms between upfront licenses and TBLs in the near and medium term, this shift in license mix will materially reduce our cash flow from operations.

Cash used in investing activities was $108.6 million for the nine months ended July 31, 2004 compared to $211.3 million for the same period in fiscal 2003. The decrease of $102.7 million is primarily due to a substantial decrease in cash used for acquisitions, decreased net purchases of short-term investments and decreased sales of long term investments resulting in decreased proceeds.

Cash used in financing activities was $146.4 million for the nine months ended July 31, 2004 compared to $53.0 million provided by financing activities for the same period in fiscal 2003. The increase of $199.4 million in cash used by financing activities is due to decreased proceeds of $137.8 million from the issuance of our common stock pursuant to our employee stock plans in fiscal 2004 and an additional $61.7 million in cash used to repurchase shares of our common stock in the open market compared to the nine months ended July 31, 2003.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of July 31, 2004, we held an aggregate of $301.3 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $398.0 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan, we currently maintain a policy under APB 23, Accounting for Income Taxes-Special Areas, of permanently reinvesting such funds outside of the United States.

In April 2004, we entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant.  In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. In April 2004, we borrowed and repaid $200 million under the credit facility. As of July 31, 2004, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

Subject to cash requirements for future acquisitions, we believe that our current cash, cash equivalents and short-term, investments, cash generated from operations and funds available under our credit facility will satisfy our requirements for at least the next twelve months.

Factors That May Affect Future Results

Weakness, budgetary caution or consolidation in the semiconductor and electronics industries would negatively impact our business.

We generate substantially all of our revenue from the semiconductor and electronics industries. Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years. Throughout this period, our customers took many steps to reduce their expenses, including constraining R&D expenditures, reducing the number of design engineers they employed, cutting back on their design starts, purchasing from fewer suppliers, requiring more favorable pricing, payment and license terms from those suppliers, and pursuing consolidation within their own industry. Further, during this downturn, many start-up semiconductor design companies failed or were acquired and the pace of investment in new companies declined. While the semiconductor industry recovered modestly in 2003 and more significantly in 2004, the EDA spending environment has not improved to the extent originally anticipated. These conditions adversely affected our results of operations for the third quarter and are expected to continue to adversely affect our results of operations for the remainder of fiscal 2004 and into fiscal 2005. We believe that, over the long term, growth in EDA spending continues to depend on growth in semiconductor R&D spending, and on continued growth of the overall semiconductor market. However, we cannot predict the timing or magnitude of increases in semiconductor revenues, R&D spending or spending on EDA products, nor whether we will benefit from any such increases. If our customers and prospective customers do not resume EDA spending at historical rates due to market conditions or other factors, or if we do not benefit from any such increase, our business, operating results and financial condition would be materially and adversely affected.

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

•             Fewer new companies engaged in semiconductor design are being formed or funded, and demand from existing small and medium-sized semiconductor companies has been soft. These companies have traditionally been an important source of new business for us. As a result, we have become more reliant on our established customer base for new orders of software products.

•             A number of partnerships and mergers in the semiconductor and electronics industries have occurred, and more are likely. Partnerships and mergers can reduce the aggregate level of purchases of EDA software, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Synopsys.

•              Industry changes, plus the cost and complexity of IC design, may be leading some companies in these industries to limit their design activity in general, to focus only on one discrete phase of the design process while outsourcing other aspects of the design, or to design using Field Programmable Gate Arrays (FPGAs), an alternative chip technology.

These trends, if sustained, could have a material adverse effect on the EDA industry, including the demand for our products and services.

The EDA industry is highly competitive, and competition may have a material adverse effect on our business and operating results.

We compete with other EDA vendors that offer a broad range of products and services, such as Cadence Design Systems and Mentor Graphics Corporation, and with EDA vendors that offer products focused on one or more discrete phases of the IC design process, such as Magma Design Automation, Inc., which has grown rapidly in recent years and gained a meaningful position in the place and route segment of the EDA market, which is one of our core segments. We also compete with customers’ internally developed design tools and capabilities. If we fail to compete effectively, our business will be materially and adversely affected.

We compete principally on technology leadership, product quality and features (including ease-of-use), time-to-results, post-sale support, interoperability with our own and other vendors’ products, price and payment terms. Additional competitive challenges include:

•             Technology in the EDA industry evolves rapidly. Accordingly, we must correctly anticipate and lead critical developments, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products. If we fail to do so, competing technologies may reduce demand for our products and services.

•             To compete effectively, we believe we must offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance. Doing so requires significant engineering and development work. We can provide no assurance that we will be able to continue offering complete design flows in configurations our customers will find more attractive than our competitors’ offerings or that our efforts to balance the interests of integration versus individual product performance will be successful.

•             Our major initiatives, such as the Galaxy Design and Discovery Verification Platforms and expanded IP and Design for Manufacturing offerings, face intense competition and in some cases address emerging markets.  For example, we recently announced the introduction of our Galaxy 2004 platform targeted at 90 and 65 nanometer designs, are placing significant resources into our System Verilog initiatives, and continue to invest in developing a broad IP portfolio and DFM strategy. It is difficult for us to predict the success of these initiatives. If we fail to expand revenue from our new initiatives at the desired rate, our business, results of operations and financial condition would be materially and adversely affected.

•             Price is an important competitive factor. Customers require a mix of price and tool performance that suits their needs; in some cases this may lead them to choose vendors based on price more than performance. In certain situations we must offer substantial discounts on our products due to competitive factors. As a result, average prices for our products may decline. Alternatively, we may lose potential business where we believe that discounting is not in our best interests. In either case, our business, operating results and financial condition could be materially and adversely affected.

•                  Payment terms are also an important competitive factor and are aggressively negotiated by our customers. The precise mix of payment terms on our licenses and services are the principal determinant of cash flow in any quarter or fiscal year. During the second half of fiscal 2003 and continuing through 2004, payment terms on time-based licenses lengthened compared to prior periods, negatively affecting our cash flow from operations. Payment terms may also impact the timing of license revenue recognition. Further, customers’ reluctance to agree to the payment terms required under our upfront licenses negatively impacted our revenue for the third fiscal quarter, and was a primary factor in our decision to shift our target license mix to a higher percentage of ratable licenses.

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

The following are some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods:

•             We license our products through a variety of license types. On upfront licenses, we generally recognize revenue when we ship product. On time-based licenses, we generally recognize revenue over time. Our revenue and earnings targets over a number of fiscal periods assume a certain level of orders and a certain mix between upfront and time-based licenses. In the third quarter of fiscal 2004, we shipped a lower amount of upfront licenses than we expected, which negatively affected our results of operations for the quarter. We have announced that beginning with the fourth quarter of fiscal 2004, we are shifting our target license mix to reduce our targets for upfront licenses. Since first adopting TSLs in August 2000, our license mix has consisted of 26% upfront licenses and 74% TSLs or time-based licenses, and for the past four quarters we have derived on average approximately 70% of our quarterly license revenue from backlog. Beginning in the fourth quarter of fiscal 2004, we expect to derive 90% or more of our revenue from backlog.  Though we expect upfront license orders to decline significantly from recent levels, we are not setting targets for upfront license orders as a percentage of software licenses, and expect that they will fluctuate from quarter to quarter. This license mix shift will decrease revenue for the fourth quarter of fiscal 2004 and beyond compared to our prior operating model. In addition, because we generally receive cash from upfront licenses sooner than on time-based licenses, in the near and medium term, this change will also materially reduce our cash flow from operations. The failure to successfully implement and manage this new license mix transition would have a material adverse effect on our financial condition and results of operations.

•             The amount of orders received, and changes in the mix due to customer requirements, application of accounting rules regarding revenue recognition, competitive pressures or other reasons could have a material adverse effect on our revenue and earnings. For example, if we ship more upfront licenses than expected during any given fiscal period, our revenue and earnings for that period could be above our targets even if orders are below target; conversely, if we ship fewer upfront licenses than expected our revenue and earnings for that period could fall below our targets even if orders meet or even exceed our target. Similarly, if we receive a lower-than-expected level of TBL orders during a given period, our revenue in future periods could be negatively affected. For the three months ended July 31, 2004, we did not achieve our total orders target, with upfront orders well below our targets. As a result, although TBL revenue increased relative to the three months ended April 30, 2004, we did not meet our revenue target.

•             We regularly receive a significant proportion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of one or more orders could have a material adverse effect on our revenue and earnings for that quarter.

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

•             Our business is seasonal. Historically, our orders and revenue have been lowest in our first quarter and highest in the fourth quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year.

•             We base our operating expenses in part on our expectations for future revenue and generally must commit to expense levels in advance of revenue being recognized. Since only a small portion of our expenses varies with revenue, any revenue shortfall typically causes a direct reduction in net income.

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

During the nine months ended July 31, 2004 and 2003, we derived 45% of our revenue from outside North America; going forward, we expect our overall orders and revenue targets will continue to depend heavily on substantial contributions from outside North America. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict and hostilities. Further, any stagnation or failure of foreign economies could adversely affect our performance by reducing the amount of revenue derived from outside North America.

Our operating results are subject to fluctuations in foreign currency exchange rates. Our results of operations are, and have been, adversely affected when the U.S. dollar weakens relative to other currencies, particularly the Euro and, to a lesser extent, the Japanese yen. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge certain foreign currency exposures of our business, we can provide no assurance that our hedging transactions will be effective.

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

We issue stock options and maintain employee stock purchase plans as a key component of our overall compensation. Recently enacted regulations of the Nasdaq National Market require stockholder approval of equity compensation plans. In addition, the Financial Accounting Standards Board (FASB) and other regulatory bodies have proposed changes to generally accepted accounting principles (GAAP) that may require us to adopt a different method of determining the compensation expense for our employee stock options and employee stock purchase plans. Further, there is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies, including Synopsys, issue stock options to employees. Either of these factors could make it more difficult for us to grant stock options to employees or maintain our employee stock purchase plans in the future. As a result, we may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect our business, results of operations and financial condition.

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

The FASB and various federal legislative proposals have proposed changes to GAAP that may require us to adopt a different method of determining the compensation expense for our employee stock options and employee stock purchase plans. Synopsys currently uses the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans or the discount under our employee stock purchase plans to be compensation. If any change to GAAP is adopted that requires us to adopt a different method of determining the compensation expense for our employee stock options, our reported results of operations may be adversely affected. See Part I, Item 1, Note 8 to our consolidated condensed financial statements in this report for greater detail on the impact on our earnings per share if we were to account for employee stock options and employee stock purchases under the fair value method as required by SFAS 123.

An unfavorable government review of our tax returns or changes in our effective tax rates could adversely affect our operating results.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. In addition, we are undergoing an audit of our United States federal income tax for fiscal years 2000 and 2001. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in the audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, there could be a material effect on our income tax provision and net income in the period or periods for which that determination is made.

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

The following table presents the carrying value and related weighted-average total return for our investment portfolio. The carrying value approximates fair value as of July 31, 2004.

	CARRYING VALUE	WEIGHTED- AVERAGE TOTAL RETURN
	(in thousands)
Short-term Investments—fixed rate (U.S.)	$200,111	1.52%
Money Market Funds—variable rate (U.S.)	95,803	0.87%
Cash Deposits and Money Market Funds—variable rate (International)	332,910	1.06%
Total interest bearing instruments	$628,825	1.18%

As of July 31, 2004, the stated maturities of our current short-term investments are $115.1 million within one to five years, $11.5 million within five to ten years and $73.5 million after ten years. However, in accordance with our investment policy, the weighted-average effective maturity of our total invested funds does not exceed one year. These investments are generally classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates:

July 31, 2004	2004	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$428,713					$428,713	$428,713
Average interest rate	1.03%
Short-term investments (variable rate)	$65,126	3,500				$68,626	$68,626
Average interest rate	1.32%	1.30%
Short-term investments (fixed rate)		$49,477	$68,190	$13,819		$131,486	$131,486
Average interest rate		1.39%	1.92%	2.31%

In April 2004, we entered into a three-year senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. In April, 2004, we borrowed and repaid $200 million under the credit facility. As of July 31, 2004, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

Equity Risk. Our strategic investment portfolio consists of approximately $13.5 million of minority equity investments in publicly traded and in privately held companies. The securities of publicly traded companies are generally classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of other comprehensive income in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. Our accounting policies covering our strategic investments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Foreign Currency Risk. The functional currency of each of Synopsys’ foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish subsidiary whose functional currency is the U.S. dollar. At the present time, we engage in a program to hedge (i) those currency exposures associated with certain assets and liabilities denominated in non-functional currencies, (ii) forecasted accounts receivable, backlog and accounts payable denominated in non-functional currencies and (iii) the translation effect of our operating expenses denominated in Euro. Our hedging activities are intended to offset the impact of currency fluctuations on the value of these balances and expenses. The success of these activities depends upon the accuracy of our estimates. Looking forward, to the extent our estimates of various balances denominated in non-functional currencies prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy. We can provide no assurance that our hedging transactions will be effective.

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

The following table provides information about our foreign currency contracts as of July 31, 2004. Due to the short-term nature of these contracts, the contract rates approximate the weighted-average currency exchange rates as of July 31, 2004. These forward contracts are rolled forward on a monthly basis to match firmly committed transactions.

	AMOUNT IN U.S. DOLLARS	CONTRACT RATE
	(in thousands)
Forward Contract Values:
Japanese yen	$10,151	109.94
Euro	13,256	0.8285
Canadian dollar	13,451	1.33705
British pound sterling	651	0.54958
Israeli shekel	2,388	4.5264
Singapore dollar	1,057	1.72362
Taiwan dollar	6,612	34.13
Chinese renminbi	5,633	8.2742
	$53,200

Net unrealized gains of approximately $11.4 million and $19.3 million, net of tax, as of July 31, 2004 and October 31, 2003, respectively, are included in accumulated other comprehensive income on our consolidated balance sheet. Net cash outflows on maturing forward contracts during the three months ended July 31, 2004 were $1.1 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2004 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive

Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls. There were no changes in Synopsys’ internal controls over financial reporting during the three months ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 9, 2004, Synopsys and Monolithic System Technology, Inc. (MoSys) announced the settlement of their litigation relating to the termination by Synopsys of the merger agreement dated February 23, 2004 between the parties.  Under the terms of their settlement agreement, Synopsys and MoSys agreed to settle their merger termination lawsuit filed by MoSys without further liability or payment to one another, and MoSys agreed to dismiss its lawsuit.

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against Synopsys and certain of its officers alleging violations of the Securities Exchange Act of 1934. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired Synopsys stock during the period of December 3, 2003 through August 18, 2004.  The complaint alleges that the individual defendants caused Synopsys to make false and misleading statements about Synopsys’ business, forecasts, and financial performance, and that certain Synopsys officers or employees sold portions of their stock holdings while in the possession of adverse, non-public information. The complaint does not specify the amount of damages sought. Synopsys has not yet responded to the complaint, discovery has not commenced, and no trial date has been established. While management intends to defend against these federal securities claims vigorously, and Synopsys does not believe that these lawsuits will have a material effect on Synopsys’ financial position, results of operations or cash flows, there can be no assurance as to the ultimate disposition of this lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys common stock by Synopsys during the three months ended July 31, 2004.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
May 2, 2004 through June 5, 2004	132,500	$29.691	132,500	$257,726,880
Month #2
June 6, 2004 through July 3, 2004	1,530,400	30.0995	1,530,400	211,662,547
Month #3
July 4, 2004 through July 31, 2004	—	—	—	211,662,547
Total	1,662,900	$30.0670	1,662,900	$211,662,547

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders at our Sunnyvale, California offices on May 26, 2004.  Three matters were submitted to stockholders, as set forth below.

1.                 The stockholders elected nine directors to the Company’s Board of Directors, to hold office for a one-year term or until their respective successors are elected. The votes regarding this matter were as follows:

	Total Votes For Each Director	Total Votes Withheld From Each Director	Broker Non-Votes
Aart J. de Geus	131,799,516	13,385,672	0
Andy D. Bryant	121,592,101	23,593,087	0
Chi-Foon Chan	131,929,356	13,255,832	0
Bruce R. Chizen	130,303,476	14,881,712	0
Deborah A. Coleman	117,344,477	27,840,711	0
A. Richard Newton	122,309,185	22,876,003	0
Sasson Somekh	88,472,388	56,712,800	0
Roy Vallee	132,526,076	12,659,112	0
Steven C. Walske	129,947,078	15,238,110	0

2.               The stockholders voted upon, but did not approve, an amendment to the Company’s 1994 Non-Employee Directors Stock Option Plan to extend the term of the plan for five years. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
29,519,096	96,138,794	176,363	19,350,935

3.             The stockholders approved a proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the 2004 fiscal year. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
144,216,446	914,802	53,940	0

ITEM 5. OTHER INFORMATION

Pre-approvals of Non-Audit Services by Audit Committee. Pursuant to Section 10A(i)(3) of the Exchange Act, during the three months ended July 31, 2004, the Audit Committee of the Company’s Board of Directors pre-approved the following non-audit services to be performed by KPMG LLP, as its independent auditors:

1.                    Due diligence relating to proposed acquisitions; and

2.                    Services relating to federal tax audit, tax returns, tax planning and liquidation and dissolution of certain foreign subsidiaries.

Stock Option Plans. Under our 1992 Stock Option Plan (the 1992 Plan), 38,951,016 shares of common stock have been authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors may grant either incentive or non-qualified stock options to purchase shares of common stock to eligible individuals at not less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1992 Plan generally vest over a period of four years and expire ten years from the date of grant. As of July 31, 2004, 8,296,816 stock options remain outstanding and 7,133,062 shares of common stock are reserved for future grants under the 1992 Plan.

Under our 1998 Non-Statutory Stock Option Plan (the 1998 Plan), 53,247,068 shares of common stock have been authorized for issuance. Pursuant to the 1998 Plan, the Board may grant non-qualified stock options to employees, excluding executive officers. Exercisability, option price and other terms are determined by the Board but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1998 Plan generally vest over a period of four years and expire ten years from the date of grant. As of July 31, 2004, 24,654,346 stock options remain outstanding and 7,003,289shares of common stock were reserved for future grants under the 1998 Plan.

Under our 1994 Non-Employee Directors Stock Option Plan (the Directors Plan), 2,100,000 shares have been authorized for issuance. The Directors Plan provides for automatic grants to each non-employee member of the Board upon initial appointment or election to the Board, upon reelection and for annual service on Board committees. The option price shall not be less than 100% of the fair market value of those shares on the grant date. Under the Directors Plan, as originally adopted, new directors receive an option for 40,000 shares, vesting in equal installments over four years. In addition, each continuing director who is elected at an annual meeting of stockholders receives an option for 20,000 shares and an additional option for 10,000 shares for each Board committee membership, up to a maximum of two committee service grants per year. In August 2003, the Board amended the Directors Plan in order to reduce the size of the initial and committee grants to 30,000 and 5,000 shares, respectively. The annual and committee service option grants vest in full on the date immediately prior to the date of the annual meeting following their grant. In the case of directors appointed to the Board between annual meetings, the annual and any committee grants are prorated based upon the amount of time since the last annual meeting. As of July 31, 2004, 1,312,660 stock options remain outstanding and 200,346 shares of common stock were reserved for future grants under the Directors Plan.

We have assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to our own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios. We do not intend to make future grants out of these option plans.

We monitor dilution related to our option program by comparing net option grants in a given fiscal period to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the fiscal period, net of options forfeited by employees leaving Synopsys, divided by the total outstanding shares at the end of such fiscal period. The option dilution percentages were 1.1% and 0.9% for the nine months ended July 31, 2004 and fiscal year ended October 31, 2003, respectively.

A summary of the distribution and dilutive effect of options granted is as follows:

	NINE MONTHS ENDED JULY 31, 2004	FISCAL YEAR ENDED OCTOBER 31, 2003
Total grants, net of returns and cancellations, during the period as percentage of outstanding shares exclusive of options assumed in acquisitions	1.1%	0.9	%(1)
Grants to Named Executive Officers, as defined below, during the period as percentage of total options granted	6.4%	8.4%
Grants to Named Executive Officers during the period as percentage of outstanding shares	0.1%	0.2%
Total outstanding options held by Named Executive Officers as percentage of total options outstanding	17.9%	16.7%

(1)                                  Total grants, net of returns and cancellations for the fiscal year ended October 31, 2003, includes the cancellation of approximately 812,000 options from a former Named Executive Officer. If these options had been excluded from the calculation, the net grants for fiscal 2003 as a percentage of outstanding shares would have been 1.4%.

A summary of our option activity and related weighted-average exercise prices for the nine months ended July 31, 2004 and the fiscal year ended October 31, 2003 is as follows:

		OPTIONS OUTSTANDING
	SHARES AVAILABLE FOR OPTIONS	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
	(in thousands, except per share amounts)
Balance at October 31, 2002	16,826	55,960	$20.70
Grants	(4,518)	4,518	$25.06
Options assumed in acquisitions	—	2,115	$24.74
Exercises	—	(16,573)	$18.60
Cancellations	3,162	(3,901)	$24.02
Additional shares reserved	300	—	$—
Balance at October 31, 2003	15,770	42,119	$21.89
Grants	(3,210)	3,210	$28.91
Exercises	—	(6,461)	$19.50
Cancellations	1,477	(1,720)	$24.62
Additional shares reserved	300	—	—
Balance at July 31, 2004	14,337	37,148	$22.78

As of July 31, 2004, a total of approximately 39.0 million, 53.2 million and 2.1 million shares were reserved for issuance under our 1992, 1998 and Directors Plans, respectively, of which 14.3 million shares in the aggregate were available for future grants. For additional information regarding our stock option activity during the fiscal year ended October 31, 2003, please see Note 7 of our Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K filed with the SEC on January 29, 2004.

A summary of outstanding in-the-money and out-of-the-money options and related weighted-average exercise prices as of July 31, 2004 is as follows:

	EXERCISABLE		UNEXERCISABLE		TOTAL
	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
	(in thousands, except per share amounts)
In-the-Money	19,263	$19.09	5,613	$21.07	24,876	$19.54
Out-of-the-Money (1)	7,489	$29.39	4,783	$29.32	12,272	$29.36
Total Options Outstanding	26,752	$21.97	10,396	$24.86	37,148	$22.78

(1)                                  Out-of-the-money options are those options with an exercise price equal to or above the closing price of $25.25 on July 30, 2004, the last trading day for the nine months ended July 31, 2004.

The following table sets forth further information regarding individual grants of options for the nine months ended July 31, 2004 for the Chief Executive Officer and each of the other four most highly compensated executive officers (Named Executive Officers) serving as such on July 31, 2004 whose compensation for fiscal 2003 exceeded $100,000:

					POTENTIAL REALIZABLE
	INDIVIDUAL GRANTS				VALUE
Name	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED(1)	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES (2)	EXERCISE PRICES/SHARE	EXPIRATION DATE	AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM ($)
					5%	10%
Aart J. de Geus	26,800	0.89%	$32.67	12/10/13	$550,632	$1,395,411
	11,700	0.39%	$29.88	02/24/14	$219,859	$557,166
	9,300	0.31%	$29.87	05/26/14	$174,701	$442,727
Chi-Foon Chan	22,600	0.75%	$32.67	12/10/13	$464,339	$1,176,727
	9,600	0.32%	$29.88	02/24/14	$180,397	$457,162
	7,700	0.26%	$29.87	05/26/14	$144,645	$366,559
Vicki L. Andrews	22,300	0.74%	$32.67	12/10/13	$458,176	$1,161,107
	8,000	0.27%	$29.88	02/24/14	$150,331	$380,968
	8,000	0.27%	$29.87	05/26/14	$150,281	$380,841
John Chilton	16,200	0.54%	$32.67	12/10/13	$332,845	$843,495
	5,800	0.19%	$29.88	02/24/14	$108,990	$276,202
	4,500	0.15%	$29.87	05/26/14	$84,533	$214,223
Antun Domic	24,350	0.81%	$32.67	12/10/13	$500,295	$1,267,845
	7,100	0.24%	$29.88	02/24/14	$133,419	$338,109
	8,000	0.27%	$29.87	05/26/14	$150,281	$380,841

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

(2)                                  Based on a total of 3.0 million shares subject to options granted to employees under Synopsys’ option plans during the nine months ended July 31, 2004.

The following table provides the specified information concerning exercises of options to purchase our common stock during the nine months ended July 31, 2004 and the value of unexercised options held by our Named Executive Officers as of July 31, 2004:

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED(1)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT JULY 31, 2004 EXERCISABLE/UNEXERCISABLE		VALUE OF IN-THE-MONEY OPTIONS AT JULY 31, 2004(2) EXERCISABLE/UNEXERCISABLE
Aart J. de Geus	162,000	$3,946,624	3,201,035	246,765	$16,145,715	$398,840
Chi-Foon Chan	213,306	$3,709,529	1,887,044	216,200	$7,313,351	$355,497
Vicki L. Andrews	94,800	$1,286,321	260,204	163,246	$416,824	$188,442
John Chilton	45,534	$636,144	204,569	100,457	$243,069	$96,042
Antun Domic	33,733	$516,867	251,286	125,481	$360,556	$134,567

(1)                                  Market value at exercise less exercise price.

(2)                                  Market value of underlying securities as of July 31, 2004 ($25.25) minus the exercise price.

The following table provides information regarding equity compensation plans approved and not approved by security holders as of July 31, 2004:

Plan Category	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS		WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))
	(a)		(b)	(c)
Employee Equity Compensation Plans Approved by Stockholders (1)	9,610		$22.58	14,267
Employee Equity Compensation Plans Not Approved by Stockholders (2)	24,654		$23.10	7,003
Total	34,264	(3)	$22.96	21,270	(4)

(1)                                  Synopsys’ stockholder approved equity compensation plans include the 1992 Plan, the Directors Plan and the Employee Stock Purchase Plans.

(2)                                  Synopsys’ only non-stockholder approved equity compensation plan is the 1998 Plan.

(3)                                  Does not include information for options assumed in connection with acquisitions. As of July 31, 2004, a total of 2.9 million shares of our common stock were issuable upon exercise of such outstanding options.

(4)                                  Comprised of (i) 7.1 million shares remaining available for issuance under the 1992 Plan, (ii) 7.0 million shares remaining available for issuance under the 1998 Plan, (iii) 0.2 million shares remaining available for issuance under the Directors Plan, and (iv) 6.9 million shares remaining available for issuance under the Employee Stock Purchase Plans as of July 31, 2004.

ITEM 6. EXHIBITS

3.1                                 Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2                                 Restated Bylaws of Synopsys, Inc. (2)

4.1                                 Reference is made to Exhibit 3.1 and 3.2.

10.6                             Settlement Agreement, dated July 8, 2004, by and among Synopsys, Mountain Acquisition Sub, Inc. and Monolithic System Technology, Inc. (3)

31.1                           Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                           Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                           Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. (4)

(1)                                  Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)                                    Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)                                    Incorporated by reference to exhibit to Synopsys’ Form 8-K filed on July 15, 2004.

(4)                                  The certification attached as Exhibit 32.1, accompanies this Quarterly Report on Form 10-Q but is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

By:	/s/ Steven K. Shevick
Steven K. Shevick
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: September 14, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.6	Settlement Agreement, dated July 8, 2004, by and among Synopsys, Mountain Acquisition Sub, Inc. and Monolithic System Technology, Inc. (3)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. (4)

(1)                                    Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)                                   Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)                                  Incorporated by reference to exhibit to Synopsys’ Form 8-K filed on July 15, 2004.

(4)                                    The certification attached as Exhibit 32.1, accompanies this Quarterly Report on Form 10-Q but is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.