Form 10-Q
period 2005-01-31
SYNOPSYS INC
filed 2005-03-10
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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

145,129,608 shares of Common Stock as of March 5, 2005

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

JANUARY 31, 2005

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	JANUARY 31, 2005	OCTOBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$376,367	$346,709
Short-term investments	206,136	232,320
Total cash, cash equivalents and short-term investments	582,503	579,029
Accounts receivable, net of allowances of $7,185 and $7,113, respectively	108,028	132,258
Deferred income taxes	127,629	125,601
Income taxes receivable	46,522	46,583
Prepaid expenses and other current assets	27,710	29,562
Total current assets	892,392	913,033
Property and equipment, net	173,532	178,155
Long-term investments	11,472	12,831
Goodwill	667,880	593,706
Intangible assets, net	187,940	198,069
Long-term deferred income taxes	155,517	146,360
Other assets	56,389	50,033
Total assets	$2,145,122	$2,092,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$166,532	$184,146
Accrued income taxes	196,517	188,096
Deferred revenue	482,192	368,913
Total current liabilities	845,241	741,155
Deferred compensation and other liabilities	58,534	51,794
Long-term deferred revenue	31,016	34,189
Stockholders’ equity:
Common stock, $0.01 par value; 400,000 shares authorized; 145,206 and 147,378 shares outstanding, respectively	1,451	1,474
Additional paid-in capital	1,241,531	1,240,568
Retained earnings	186,945	202,146
Treasury stock, at cost; 11,931, and 9,759 shares, respectively	(212,778)	(175,762)
Deferred stock compensation	(1,975)	(2,732)
Accumulated other comprehensive loss	(4,843)	(645)
Total stockholders’ equity	1,210,331	1,265,049
Total liabilities and stockholders’ equity	$2,145,122	$2,092,187

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
Revenue:
Time-based license	$186,284	$170,598
Upfront license	10,798	59,490
Maintenance and service	44,222	55,176
Total revenue	241,304	285,264
Cost of revenue:
License	24,847	20,331
Maintenance and service	17,029	15,551
Amortization of intangible assets and deferred stock compensation	28,099	25,240
Total cost of revenue	69,975	61,122
Gross margin	171,329	224,142
Operating expenses:
Research and development	72,917	70,337
Sales and marketing	83,990	70,746
General and administrative	24,223	29,137
In-process research and development	5,700	—
Amortization of intangible assets and deferred stock compensation	8,852	9,244
Total operating expenses	195,682	179,464
Operating income (loss)	(24,353)	44,678
Other income (expense), net	5,199	(1,069)
Income (loss) before provision (benefit) for income taxes	(19,154)	43,609
Provision (benefit) for income taxes	(4,829)	11,457
Net income (loss)	$(14,325)	$32,152

Basic earnings (loss) per share:
Net income (loss) per share	$(0.10)	$0.21
Weighted-average common shares outstanding	146,060	156,316

Diluted earnings (loss) per share:
Net income (loss) per share	$(0.10)	$0.19
Weighted-average common shares and dilutive stock options outstanding	146,060	165,864

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,325)	$32,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	50,482	48,230
In-process research and development	5,700	—
Deferred income taxes	(7,205)	—
Write-down of long-term investments	1,568	1,401
Provision for (reduction to) allowance for doubtful accounts	(720)	2,000
Net change in unrecognized gains and losses on foreign exchange contracts	(4,458)	(3,633)
Gain on sale of short— and long-term investments	30	(37)
Net changes in operating assets and liabilities:
Accounts receivable	31,480	4,595
Income taxes receivable	61	653
Prepaid expenses and other current assets	2,544	(10,117)
Other assets	(6,127)	(9,502)
Accounts payable and accrued liabilities	(32,909)	(54,736)
Accrued income taxes	2,062	(22,220)
Deferred revenue	107,129	13,615
Deferred compensation and other liabilities	6,763	8,918
Net cash provided by operating activities	142,075	11,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(91,293)	—
Proceeds from sales and maturities of short-term investments	97,114	124,474
Purchases of short-term investments	(71,538)	(155,529)
Purchases of long-term investments	—	(1,000)
Purchases of property and equipment	(6,330)	(14,980)
Capitalization of software development costs	(738)	(685)
Net cash used in investing activities	(72,785)	(47,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	2,268	86,135
Purchases of treasury stock	(40,160)	(160,937)
Net cash used in financing activities	(37,892)	(74,802)
Effect of exchange rate changes on cash and cash equivalents	(1,740)	(377)
Net increase (decrease) in cash and cash equivalents	29,658	(111,580)
Cash and cash equivalents, beginning of period	346,709	524,308
Cash and cash equivalents, end of period	$376,367	$412,728

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.               BASIS OF PRESENTATION

Synopsys, Inc. (Synopsys or the Company) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the Securities and Exchange Commission’s (the Commission) rules and regulations. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2004 on file with the Commission.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Synopsys’ fiscal year and first fiscal quarter ended on the Saturday nearest October 31 and January 31, respectively. Fiscal 2005 and 2004 are both 52-week years. For ease of presentation, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

In the first quarter of fiscal 2005, the Company revised its methodology for allocating and reporting costs of revenue. We have reclassified cost of revenue for the first quarter of fiscal 2004 to conform to the fiscal 2005 allocation methodology and presentation.

2.                       BUSINESS COMBINATIONS

Acquisition of ISE Integrated Systems Engineering AG (ISE)

The Company acquired ISE on November 2, 2004.

Reasons for the Acquisition.  ISE’s Technology Computer Aided Design (TCAD) software provides process simulation and device and circuit simulation, helping semiconductor manufacturers shorten the time to design and test chips prior to actual manufacturing.  In approving the merger agreement, Synopsys’ Board considered a number of factors, including its opinions that (i) the merger of ISE’s TCAD organization with Synopsys’ own TCAD business would permit the introduction of a consolidated TCAD platform that addresses the challenges posed by future technologies while maintaining continuity with existing software, and (ii) the merger would enable Synopsys to help further reduce its customers’ costs and manufacturing risks as they create smaller, faster and more power-efficient chips.  The results of operations of ISE are included in the accompanying unaudited condensed consolidated statement of operations since the date of the acquisition. The Company does not consider the acquisition of ISE to be material to its results of operations, and therefore is not presenting pro forma statements of operations for the three-month periods ended January 31, 2005 and 2004.

Purchase Price. The Company paid $100.0 million in cash on November 2, 2004. The total purchase consideration consisted of:

(in thousands)
Cash paid	$100,000
Acquisition-related costs	2,896
Holdback payable	5,000
Total purchase price	$107,896

           Under the acquisition agreement, the Company has also agreed to pay up to $20 million over three years to certain former shareholders of ISE now employed by Synopsys based upon achievement of certain sales and employee retention milestones. Any amounts payable under this arrangement will be accrued as compensation expense when, and if, it is probable that such amounts have been earned.

Acquisition-related costs of $2.9 million consist primarily of legal, tax and accounting fees of $1.3 million, approximately $1.1 million of estimated facilities closure costs, and other directly related charges.  As of January 31, 2005, the Company had paid $1.3 million of the acquisition-related costs, of which $0.2 million relates to facilities closure costs.  The holdback to secure representations and warranties  is payable in November 2005.

The Company has allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $74.2 million. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired.

(in thousands)
Assets acquired
Cash, cash equivalents and short-term investments	$10,527
Accounts receivable	6,559
Prepaid expenses and other current assets	763
Identifiable intangible assets	25,700
Goodwill	74,205
Other assets	1,016
Total assets acquired	118,770
Liabilities assumed
Accounts payable and accrued liabilities	10,384
Deferred revenue	2,977
Deferred tax liabilities	3,213
Total liabilities acquired	16,574
Net assets acquired	102,196
In-process research and development	5,700
Purchase price	$107,896

Goodwill and Intangible Assets. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized and is not deductible for tax purposes. The purchase price allocated to identifiable intangible assets is as follows:

Intangible Asset (in thousands)		Estimated Useful Life (years)
Core/developed technology	$19,100	2-5
Customer contracts	6,100	5
Non-compete agreements	500	3

Amortization of the core/developed technology is included in cost of revenue in the statement of operations for the three months ended January 31, 2005.  The Company included amortization of other intangible assets in operating expenses in its statement of operations for the three months ended January 31, 2005.

3.                       GOODWILL AND INTANGIBLE ASSETS

The Company’s aggregate goodwill as of January 31, 2005 consisted of the following:

(in thousands)
Balance at October 31, 2004	$593,706
ISE goodwill	74,205
Other adjustments	(31)
Balance at January 31, 2005	$667,880

Intangible assets as of January 31, 2005 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights intangible	$51,700	$45,956	$5,744
Acquired core/developed technology	298,210	211,199	87,011
Covenants not to compete	11,244	6,632	4,612
Customer backlog	8,270	6,336	1,934
Customer relationships	129,640	53,033	76,607
Trademarks and trade names	18,007	15,921	2,086
Other intangibles	7,882	1,050	6,832
Capitalized software development costs	8,373	5,259	3,114
Total intangible assets	$533,326	$345,386	$187,940

Total amortization expense related to intangible assets is set forth in the table below:

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
	(in thousands)
Contract rights intangible	$4,308	$4,308
Core/developed technology	23,176	19,390
Covenants not to compete	766	626
Customer backlog	514	2,031
Customer relationships	5,454	5,487
Trademarks and trade names	1,501	1,501
Other intangibles	654	—
Capitalized software development costs	670	526
Total amortization of intangible assets	$37,043	$33,869

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Nine months ending October 31, 2005	$75,202
Fiscal Year
2006	46,891
2007	36,178
2008	24,263
2009 and thereafter	5,406
Total estimated future amortization of intangible assets	$187,940

4.                       STOCK REPURCHASE PROGRAM

The Company is authorized to purchase up to $500 million of its common stock under a stock repurchase program previously established by the Company’s Board of Directors (Board) and replenished up to the $500 million maximum in December 2004.  During the three months ended January 31, 2005, the Company repurchased approximately 2.3 million shares at an average price of $17.11 per share, for a total of $40.2 million. During the three months ended January 31, 2004, the Company repurchased approximately 4.6 million shares at an average price of $35.13 per share, for a total of $160.9 million.  As of January 31, 2005, $484.8 million remained available for repurchases under the program.

5.                       CREDIT FACILITY

In April 2004, Synopsys entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that the Company maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of January 31, 2005, the Company had no outstanding borrowings under this credit facility and was in compliance with all covenants.

6.                       COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (loss), net of tax:

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
	(in thousands)

Net income (loss)	$(14,325)	$32,152
Unrealized gains (loss) on investments, net of tax of ($85) and $8, respectively	(133)	13
Correction of error in accounting for certain hedging transactions, net of tax of ($1,150) and $0, respectively(1)	(1,808)	—
Unrecognized (losses) gains on currency contracts, net of tax of $125 and ($198), respectively	564	(306)
Reclassification adjustment for recognized gains (losses) on currency contracts, net of tax of ($851) and ($1,529), respectively	(1,338)	(2,363)
Foreign currency translation adjustment	(1,483)	1,220
Total comprehensive income (loss)	$(18,523)	$30,716

(1)    See Note 11 for further explanation.

7.                       EARNINGS (LOSS) PER SHARE

The Company computes basic earnings per share using the weighted-average number of common shares outstanding during the period. The Company computes diluted earnings per share using the weighted-average number of common shares and dilutive stock options outstanding under the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share.

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
	(in thousands)
Weighted-average common shares for basic net income (loss) per share	146,060	156,316
Weighted-average dilutive stock options outstanding under the treasury stock method	—	9,548
Weighted-average common shares for diluted net income (loss) per share	146,060	165,864

The effect of dilutive stock options outstanding excludes approximately 41.4 million and 0.8 million stock options for the three months ended January 31, 2005 and 2004, respectively, which were anti-dilutive for net income (loss) per share calculations. No stock options were considered dilutive for the three months ended January 31, 2005 due to the net loss for such period.

8.                       STOCK-BASED COMPENSATION

           As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to employees. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees as awards are issued with exercise prices equal to the fair value of the common stock on the grant date. The Company reports pro forma information regarding net income and earnings per share as if the Company had accounted for employee stock awards under the fair value method as required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends.  The weighted-average expected life, risk-free interest rate and volatility for the three months ended January 31, 2005 and 2004 are comparable to those for the fiscal year ended October 31, 2004.

The Company’s unaudited pro forma net income and earnings per share data under SFAS 123 are as follows:

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$(14,325)	$32,152
Stock-based employee compensation included in net income	577	1,141
Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(20,288)	(22,164)
Pro forma net income (loss) under SFAS 123	$(34,036)	$11,129
Earnings (loss) per share—basic
As reported under APB 25	$(0.10)	$0.21
Pro forma under SFAS 123	$(0.23)	$0.07
Earnings (loss) per share—diluted
As reported under APB 25	$(0.10)	$0.19
Pro forma under SFAS 123	$(0.23)	$0.07

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) which Synopsys will be required to follow beginning in its fourth quarter of fiscal 2005. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. As noted above, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards; this will lead to substantial additional compensation expense and therefore will have a material adverse effect on the Company’s reported results of operations. The table above provides the pro forma net income (loss) and earnings (loss) per share as if the Company had used a fair-value-based method similar to one of the methods permitted under SFAS 123R to measure the compensation expense for employee stock awards during the three-month periods ended January 31, 2005 and 2004.

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

The Company provides software, intellectual property and consulting services to the semiconductor and electronics industries. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region and product platform. The CODMs have determined that the Company operates in a single segment.

Revenue and property and equipment, net, related to operations in the United States and other geographic areas were:

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
	(in thousands)
Revenue:
United States	$131,670	$160,128
Europe	36,716	48,238
Japan	46,037	38,604
Asia-Pacific	26,881	38,294
Consolidated	$241,304	$285,264

	JANUARY 31, 2005	OCTOBER 31, 2004
	(in thousands)
Property and equipment, net:
United States	$148,835	$153,604
Other	24,697	24,551
Consolidated	$173,532	$178,155

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

For management reporting purposes, the Company organizes its products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property, Design for Manufacturing and Professional Service & Other. The Company includes revenue from companies or products it has acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, the Company allocates software maintenance revenue to the products to which those support services relate.

	THREE MONTHS ENDED JANUARY 31
	2005	2004
	(in thousands)
Revenue:
Galaxy Design Platform	$142,529	$179,394
Discovery Verification Platform	52,129	58,795
Intellectual Property	15,345	17,528
Design for Manufacturing	23,458	20,749
Professional Service & Other	7,843	8,798
Consolidated	$241,304	$285,264

10.                 RELATED PARTY TRANSACTIONS

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 13.0% of the Company’s total revenue for the three months ended January 31, 2005, and 10.6% of the Company’s total revenue for the three months ended January 31, 2004. Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, also serves on the Company’s Board of Directors. Management believes all transactions between the two parties were carried out on an arm’s length basis.

11.         OTHER INCOME (EXPENSE)

The following table presents a summary of other income (expense) components:

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
	(in thousands)
Interest income	$1,793	$1,467
Gain (loss) on sale of investments, net of investment write-downs	(1,255)	(1,360)
Foreign currency exchange gain	2,233	117
Correction of an error in accounting for certain hedging transactions	2,958	—
Other	(530)	(1,293)
Total	$5,199	$(1,069)

In the first quarter of fiscal 2005, the Company reevaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the Company’s hedging program. To correct the error, the Company has reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the three months ended January 31, 2005.

12.  CONTINGENCIES

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against Synopsys and certain of our officers alleging violations of the Exchange Act. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired Synopsys stock during the period December 3, 2003 through August 18, 2004. The complaint alleges that the individual defendants caused Synopsys to make false and misleading statements about Synopsys’ business, forecasts and financial performance, and that certain Synopsys officers or employees sold portions of their stock holdings while in the possession of material, adverse,  non-public information. The complaint does not specify the amount of damages sought. In November 2004, the Court appointed a lead plaintiff in the case.  In January 2005, the lead plaintiff, the Wu Group, filed an amendment complaint.  Discovery has not commenced in the case and no trial date has been established. While management intends to defend against these federal securities claims vigorously, and Synopsys does not believe that this lawsuit will have a material effect on Synopsys’ financial position, results of operations or cash flows, there can be no assurance as to the ultimate disposition of this lawsuit. No amount has been accrued as a loss is not considered probable or estimable.

13. PROPOSED BUSINESS COMBINATION TRANSACTION

On November 30, 2004, Synopsys signed a merger agreement to acquire Nassda Corporation in an all-cash transaction for a purchase price of $7.00 per share. The aggregate consideration is approximately $192 million. At September 30, 2004, Nassda reported cash, cash equivalents and short-term investments of $101.4 million. The transaction is subject to customary regulatory approvals and other closing conditions. In addition, the approval of Nassda’s stockholders holding a majority of the outstanding shares of Nassda common stock and approval of the holders of a majority of the outstanding shares of Nassda common stock casting votes affirmatively or negatively on the merger agreement (excluding Nassda’s officers and directors, the individual defendants and the related parties of the individual defendants) is required for Nassda and Synopsys to complete the proposed merger. Certain directors, officers and employees of Nassda who own in the aggregate approximately 60% of Nassda’s outstanding common shares have agreed to vote in favor of the adoption and approval of the merger agreement. Upon the closing of the acquisition, the Nassda officers,  directors and employees who are defendants in litigation between Synopsys and Nassda will make settlement payments to Synopsys in the aggregate amount of approximately $61 million.

On January 10, 2005, Synopsys announced that the Federal Trade Commission had requested additional information and documentary material in connection with its review of the transaction. Synopsys is currently responding to such request and currently expects the transaction to close during its third fiscal quarter.

On December 1, 2004, a class action complaint entitled Robert Israel v. Nassda Corporation, et. al., No. 4705695, was filed in the Court of Chancery of the State of Delaware naming Nassda, its directors and Synopsys as defendants.  The complaint purports to be a class action lawsuit brought on behalf of shareholders of Nassda, other than the defendant directors and their affiliates, who allegedly would be injured or threatened with injury if the proposed acquisition of Nassda by Synopsys proceeded forward on the terms announced. The purported class action seeks to enjoin the transaction, or alternatively, damages. The complaint does not specify the amount of damages sought. Synopsys believes the claims in this purported class action are without merit, and intends to defend against them vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Item 1 of this report. This discussion contains forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties,  including the risk factors set forth in this discussion, especially under the caption “Factors that May Affect Future Results,” and elsewhere in this Form 10-Q. The words “may,” “will,” “could,” “would,” “anticipate,”  “expect,” “intend,” “believe,” “continue,” or the negatives of such terms,  or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is as of the filing date of this Form 10-Q with the Securities and Exchange Commission  (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on such statements.

           Synopsys is a world leader in electronic design automation (EDA) software for semiconductor design. We deliver technology-leading semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). We also provide intellectual property (IP) and professional design services to simplify the design process and accelerate time-to-market for our customers.

           Business Environment

           We generate substantially all of our revenue from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services out of their research and development (R&D) budgets. As a result, our customers’ business outlook and willingness to invest in new, and increasingly complex, chip designs heavily influence our business.

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

           The Semiconductor Industry Association reported semiconductor industry growth of approximately 18% in 2003 and 29% in 2004. Historically, growth in semiconductor sales has been followed by growth in semiconductor R&D spending, which in turn has led to growth in EDA expenditures. We estimate R&D spending among large semiconductor companies increased approximately 10% from 2003 to 2004. However, the relationship of R&D spending and EDA spending is not precise, and in the past there has been a lag of several quarters between an upturn in semiconductor industry sales and EDA spending growth. By the end of our third fiscal quarter of 2004, however, it became clear that EDA spending growth was not tracking the upturn in the semiconductor industry.

           We believe EDA spending has not tracked the industry’s recovery for a number of reasons. First, in light of the severity of the 2000-2002 downturn, we believe customers’ intense focus on expense reduction continued even after the downturn ended, and that, as a result, they now generally approach spending more conservatively. Second, the consumer electronics market, where product price is a primary competitive factor, has been a key driver of the semiconductor industry’s recovery.  This factor has further increased pressure on our customers to control costs, including by limiting their EDA spending.

           In addition to these broader trends, we believe our customers turned more cautious about their own business outlook in mid-calendar 2004 due to a number of factors, including lack of visibility into their own future results, unexpected inventory buildup in the semiconductor supply chain and concerns about the industry’s growth prospects in 2005.  These developments materially and adversely affected both our bookings and revenue for the third quarter and full-year fiscal 2004.  Our orders for fiscal 2004 were $956 million, down from $1.37 billion in fiscal 2003, and our revenue, particularly impacted by our customers' increasing unwillingness to agree to the shorter payment terms we require to recognize upfront revenue, was $1.09 billion in fiscal 2004 compared to $1.18 billion in fiscal 2003.

           Following the third quarter of fiscal 2004, we re-evaluated customer demand for upfront licenses. Recognizing our customers’ increased preference for conserving cash by paying for licenses over time rather than upfront, effective in the fourth quarter of fiscal 2004 we shifted our target license mix to consist almost entirely of time-based licenses, in which customers typically pay the license fee ratably over the term of the license. As a result, and consistent with our goal of booking substantially all of our licenses as time-based licenses,  upfront licenses constituted approximately 7% of our license orders in the fourth quarter of fiscal 2004, and approximately 3% of our license orders in the first quarter of fiscal 2005, compared to an average of approximately 24% since our original introduction of time-based licenses in August 2000.

           This shift to predominantly time-based licenses negatively impacted revenue, earnings and cash flow from operations in the fourth quarter of fiscal 2004 and revenue and earnings in the first quarter of fiscal year 2005.  In addition, we expect revenue, earnings and cash flow from operations for the second and third quarters and full-year fiscal 2005 under our new model to be below the comparable periods in fiscal 2004 under the old, higher upfront model. However, we believe this model shift meets our customers’ needs, improves the predictability of our business and helps preserve the value of our technology by reducing the need to book a given license or licenses at the end of a quarter in order to generate current quarter revenue.

           We continue to believe that, over the long-term, growth in EDA spending will continue to depend on growth in semiconductor R&D spending and on continued growth in the overall semiconductor market. The Semiconductor Industry Association has forecasted flat semiconductor revenues in 2005 and modest growth in 2006. With this measured industry outlook, we believe EDA customers will continue to spend with caution and to focus intently on cost controls, contributing to a similarly flat environment for spending on EDA products. Accordingly, and with our license model shift and our expectation of a relatively low level of major customer license renewals in fiscal 2005 based on scheduled renewal dates, we expect our revenue, earnings and cash flow from operations for fiscal 2005 to be below fiscal 2004.

           Synopsys is under no obligation (and expressly disclaims any such obligation) to update or alter any of the information contained in this Overview, whether as a result of new information, future events or otherwise.

Product Developments for the Three Months Ended January 31, 2005

During the first quarter of fiscal 2005, we announced or introduced a number of new products and related developments, including:

•                                        Successful achievement of the 100th tape out of a 90-nanometer IC by customers using our Galaxy Physical products, an industry first.

•                                        Availability of the industry’s first Verification Intellectual Property (VIP) suite for the AMBATM 3 AXI protocol, the de facto standard interface used in hundreds of embedded processor-based designs, improving designers’ verification efficiency.

•                                        Expanded support for the GalaxyTM Design and DiscoveryTM Verification platforms when running on industry-leading processor platforms.

•                                        Collaboration with leading EDA and semiconductor companies to deliver a comprehensive low-power, energy-efficient processor solution.

Financial Performance for the Three Months Ended January 31, 2005

•                                                 Our book-to-bill ratio in the first quarter was approximately 1.8 to 1, compared to between 0.5 and 0.6 to 1 in the first quarter of fiscal 2004, driven by a major North American customer renewal during the quarter and healthy orders activity in the Asia-Pacific region.

•                                                 Revenue was $241.3 million, down 15% from $285.3 million for the three months ended January 31, 2004, primarily due to the shift to an almost completely ratable license model during the fourth quarter of fiscal 2004, which significantly reduced both upfront license fees and maintenance revenue.

•                                                 Upfront license revenue declined 82% from $59.5 million in the first quarter of fiscal 2004 to $10.8 million in the current quarter, primarily due to the license model shift we commenced in the fourth quarter of fiscal 2004. Time-based license revenue increased 9% from $170.6 million in the first quarter of fiscal 2004 to $186.3 million in the current quarter, primarily reflecting recognition of revenue on time-based orders booked in prior periods. We believe our new, more ratable license model will provide a more predictable license revenue stream.

•                                                 For the quarter, we derived approximately 5% of our software revenue from upfront licenses and 95% from time-based licenses, versus approximately 26% and 74%, respectively, for the first quarter of fiscal 2004, reflecting the shift from upfront licenses to time-based licenses in the fourth quarter of fiscal 2004. Also as a result of this shift, during the first quarter, approximately 91% of our revenue was derived from backlog attributable to prior period time-based license bookings.

•                                                 Maintenance revenue declined by 20% from $45.2 million in the first quarter of fiscal 2004 to $36.2 million, driven by the lower level of upfront orders under the new license model (which led to a lower level of new maintenance orders since maintenance is included with the license fee in time-based licenses and not reported separately) and by non-renewal of maintenance by certain existing perpetual license customers.

         •                                                Professional service and other revenue, at $8.0 million, decreased 20% from $10.0 million for the first quarter of fiscal 2004 due to the timing of formal customer acceptance of performance milestones under ongoing contracts.

•                                               Net loss was $(14.3) million compared to net income of $32.2 million in the first quarter of fiscal 2004, primarily due to  decreased upfront revenue resulting from our license model transition, higher cost of revenue to support increased field support headcount, increased sales commission expense driven by higher shipments and the in-process research and development charge relating to the acquisition of ISE Integrated Systems Engineering AG (ISE), partially offset by an increase in other income.

                •                                               Cash provided by operations was $142.1 million compared to $11.3 million for the first quarter fiscal 2004, driven primarily by strong cash collections on time-based licenses booked during the quarter.

        •                                                 We repurchased 2.3 million shares of our common stock in the first quarter for approximately $40.2 million.

Acquisitions in the Three Months Ended January 31, 2005

On November 2, 2004, we completed our acquisition of ISE, enhancing our TCAD software offerings.  The results of operations of ISE are included in our unaudited condensed consolidated statement of operations since the acquisition date.

Also on November 2, 2004, we announced the acquisition of certain assets of LEDA Design, a developer of mixed-signal intellectual property (IP), which will help Synopsys meet increasing customer demand for IP solutions.

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

•               Income taxes; and

•               Allowance for doubtful accounts.

Revenue Recognition.  We have designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended.

           With respect to software sales, we utilize three license types:

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

           Our customers often renew their TSLs and term licenses with us prior to, and sometimes well before, expiration of the original license. In a renewal transaction, we may either replace the pre-existing arrangement with an entirely new arrangement or maintain two agreements. Where we replace the existing agreement, we often supersede the original arrangement and thereafter deliver software and recognize revenue based upon the type of license reflected in the new agreement. Where we maintain two agreements, we recognize revenue on the new incremental agreement based upon the new license type purchased. If we grant extended payment terms (as discussed below), we recognize license revenue as payments become due and payable.

           Customers occasionally convert their existing TSLs to perpetual licenses, paying an incremental fee which we recognize upon contract signing in accordance with AICPA Technical Practice Aid (TPA) 5100.73, assuming all other revenue recognition criteria have been met. In some situations, the contract converting the TSL to a perpetual license is modified to such an extent that a new arrangement exists. The changes to the contract may include increases or decreases in the total technology under license, changes in payment terms, changes in license terms and other pertinent factors. In these situations, we account for the entire arrangement fee as a new sale and recognize revenue when all other revenue recognition criteria have been met.

           We report revenue in three categories: upfront license, time-based license and maintenance and service.

           Upfront license revenue includes:

•               Perpetual licenses. We recognize the perpetual license fee in full if, upon shipment of the software, payment terms require the customer to pay a substantial portion of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met.

•               Upfront term licenses. We recognize term license fees in full if, upon shipment of the software, payment terms require the customer to pay a substantial portion of the term license fee within one year from shipment and all other revenue recognition criteria are met.

           Time-Based License (TBL) revenue includes:

•               Technology Subscription Licenses. We typically recognize revenue from TSL license fees (which include bundled maintenance) ratably over the term of the license period. However, where we offer extended payment terms (i.e., where a substantial portion of the arrangement fee is due after one year from shipment), we recognize revenue from TSLs in an amount equal to the lesser of the ratable portion of the entire fee or customer installments as they become due and payable.

•               Term and Perpetual Licenses with Extended Payment Terms. For term licenses and perpetual where less than a substantial portion of the term license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable.

           Maintenance and service revenue includes:

•               Maintenance Fees Associated with Perpetual and Term Licenses. We generally recognize revenue from maintenance associated with perpetual and term licenses ratably over the maintenance term.

•               Professional Service Fees. We generally recognize revenue from consulting and training services as services are performed and accepted.

           We allocate revenue on software transactions (referred to as “arrangements”) involving multiple elements to each element based on the respective fair values of the elements. Our determination of fair value of each element is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately.

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

•               The Fee is Fixed or Determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require that 75% or more of the arrangement fee be paid within one year. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming all other revenue recognition criteria are met). If the payment terms do not meet this standard, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, we recognize revenue ratably even if the fee is fixed or determinable, due to application of other revenue accounting guidelines relating to maintenance services and arrangements that include rights to unspecified future technology.

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

Description of Other Critical Accounting Policies. Other than our revenue recognition policy, which is summarized above, our critical accounting policies reflecting these estimates and judgments are described in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, filed with the SEC on January 12, 2005. We have not changed those policies since such date. Investors should therefore read this Item 2 in conjunction with such description.

Results of Operations

Revenue Background

           We generate our revenue from the sale of software licenses, maintenance and professional services. Under the accounting rules and policies applicable to different kinds of licenses, orders we receive for software licenses and services turn into revenue on our income statement at varying rates. In general, orders for software licenses turn to revenue either at the time the license is shipped (an “upfront license”), or ratably over the term of the license (a “time-based license, or “TBL”; substantially all of our time-based licenses are technology subscription licenses, or “TSLs”). Maintenance orders generally turn to revenue ratably over the maintenance period, and professional service orders generally turn to revenue upon completion and acceptance of contractually agreed upon milestones. A more complete description of our revenue recognition policies can be found above under Critical Accounting Policies.

           Our revenue in any fiscal quarter is equal to the sum of our upfront license revenue, time-based license revenue, maintenance revenue and professional service revenue. Upfront license revenue generally depends on the volume of upfront license orders shipped during the quarter. Time-based license revenue in any quarter is derived almost entirely from TSL orders received and delivered in prior quarters; since our TSL orders generally yield revenue ratably over a typical term of three years, a TSL order contributes at most one-twelfth of its aggregate booking value into revenue in the quarter it is booked. Maintenance revenue in any quarter is similarly derived largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a typical term of one year. Finally, Professional Service revenue is also derived almost entirely from orders received in prior quarters, since we recognize revenue from professional services when those services are rendered and accepted, not when they are booked. Any order or portion thereof that does not turn to revenue in the quarter in which it is received is added to our backlog and generally recognized in future periods.

           Given the different revenue impacts of upfront licenses compared to TSLs, in any given fiscal quarter our license revenue is very sensitive to the mix of upfront and time-based licenses delivered during the quarter. A TSL order results in significantly lower current-period revenue than an equal-sized order for an upfront license. Conversely, a TSL order will result in higher revenue recognized in future periods than an equal-sized order for an upfront license. For example, on a $120,000 order for an upfront license, we recognize $120,000 of revenue in the quarter the product is shipped and no revenue in future quarters. On a $120,000 order for a three-year TSL shipped on the last day of the quarter, we recognize no revenue in the quarter the product is shipped and $10,000 in each of the twelve succeeding quarters. TSLs also shift maintenance revenue to time-based license revenue since maintenance is included in TSLs.

           License Order Mix

           The percentage of upfront licenses we book is driven by a number of factors, including the level of overall license orders, customer demand, preferred customer payment terms and requested customer ship dates. Beginning in August 2000, when we adopted TSLs, we maintained a target license mix of approximately 75% TSLs and 25% upfront licenses, based on our expectations of total orders and our assessment of the demand for upfront licenses. As a result of reduced customer demand for upfront licenses in fiscal 2004 as described above in “Business Environment,” we shifted to an almost completely time-based license model. Our actual license order mix for the last nine fiscal quarters is set forth below.

	Q1- 2005	Q4- 2004	Q3- 2004	Q2- 2004	Q1- 2004	Q4- 2003	Q3- 2003	Q2- 2003	Q1- 2003
Upfront licenses	3%	7%	20%	42%	57%	33%	21%	26%	15%
Time-based license	97%	93%	80%	58%	43%	67%	79%	74%	85%

           Our upfront term and time-based license agreements sometimes provide the right to re-mix a portion of the software initially subject to the license for other Synopsys products. The customer’s re-mix of product, when so provided in the specific license arrangement, does not alter the timing of recognition of the license fees paid by the customer. However, because in such cases the customer need not obtain a new license and pay an additional license fee for the use of the additional products, the use of these arrangements could result in reduced revenue compared to licensing the individual products separately.

           Total Revenue

Three Months Ended January 31,		$	%
2005	2004	Change	Change
(dollars in millions)
$241.3	$285.3	$(44.0)	(15)%

            The decrease in total revenue for the current quarter compared to the comparable quarter in fiscal 2004 was due primarily to our shift to an almost completely ratable license model in the fourth quarter of fiscal 2004, which significantly reduced both upfront license fees and maintenance revenue in the current quarter. As a result of this shift, we expect total reported revenue under the more ratable model for the second and third quarters and full fiscal year 2005 to be below the comparable periods in fiscal 2004.

           Time-Based License Revenue

	January 31,		$	%
	2005	2004	Change	Change
	(dollars in millions)
Three months ended	$186.3	$170.6	$15.7	9%
Percentage of total revenue	77%	60%

           The increase in time-based license revenue in the three months ended January 31, 2005 compared to the same period during fiscal 2004 was primarily due to our ratable license model under which orders booked in prior quarters contribute to revenue in subsequent periods. Although total bookings during fiscal 2004 (a main driver of time-based revenue in the three months ended January 31, 2005) were below total bookings in fiscal 2003, deferred revenue from orders booked in prior periods caused the increase in time-based revenue for the quarter. The increase in the percentage of total revenue comprised of time-based revenue rose as a result of the increase in time-based revenue in the quarter and the decrease in total revenue for the quarter compared to the same period in fiscal 2004.

           With our shift in the fourth quarter of fiscal 2004 to an almost completely ratable license model, we expect an additional phase-in period during which our time-based license revenue should continue to increase in both dollar terms and as a percentage of total revenue, even if the overall level of TBL orders does not grow, and could increase even if the overall level of TBL orders in any period declines. Over the long term, as we complete this further transition, we expect time-based license revenue to more closely track time-based license orders trends.

           Upfront License Revenue

	January 31,		$	%
	2005	2004	Change	Change
	(dollars in millions)
Three months ended	$10.8	$59.5	$(48.7)	(82)%
Percentage of total revenue	5%	21%

                The decrease in upfront license revenue for the three months ended January 31, 2005 compared to the same period in fiscal 2004 was primarily due to the shift to a higher ratable license mix in the fourth quarter of fiscal 2004 and to the fact that Synopsys booked a substantially higher-than-average percentage of its orders as upfront licenses in the prior year period.  The percentage of total revenue comprised of upfront licenses fell significantly for the same reasons. Finally, as a result of the license model shift, we expect upfront revenue in fiscal 2005 to continue to be significantly below prior periods in fiscal 2004 in both dollar terms and as a percentage of total revenue.

Unfilled upfront license orders were approximately $6.6 million at January 31, 2005 compared to $8.0 million as of January 31, 2004. Unfilled upfront license orders represent non-cancelable license orders that have been received from our customers for the license of our software products but were not shipped as of the end of the applicable fiscal period. We generally ship our software products within 10 days after acceptance of customer orders. In certain cases, we have limited discretion over the timing of product shipments, which can affect the timing of revenue recognition for software license orders. In those cases, we consider a number of factors, including: the delivery dates requested by customers; the effect of the related license revenue on our business plan; the amount of upfront software license orders received in the quarter; the amount of upfront software license orders shipped in the quarter; the degree to which upfront software license orders received are concentrated at the end of a quarter; and our operational capacity to fulfill upfront software license orders at the end of a quarter.

           Maintenance and Service Revenue

	January 31, 2005	January 31, 2004	$	%
			Change	Change
	(dollars in millions)
Three months ended
Maintenance revenue	$36.2	$45.2	$(9.0)	(20)%
Professional service and other revenue	8.0	10.0	(2.0)	(20)%
Total service revenue	$44.2	$55.2	$(11.0)	(20)%
Percentage of total revenue	18%	19%

           Our maintenance revenue declined due to (i) the continued shift towards TSLs, which include maintenance with the license fee and thus contribute no separately recognized maintenance fees, (ii) non-renewal of maintenance by certain customers and, (iii) to a lesser extent, the pricing of maintenance on perpetual license transactions above $2 million, which is substantially lower than the rates on standard perpetual licenses. With our license model shift, we expect more of our maintenance revenue to be included in our overall TSL revenue, and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may choose in the future not to renew maintenance on perpetual licenses for economic or other factors, which would have an adverse effect on future maintenance revenue.

           Professional service and other revenue decreased approximately 20% during the three months ended January 31, 2005 compared to the same period during fiscal 2004 due primarily to the timing of formal customer acceptance of performance milestones under ongoing projects. Because recognition of professional service revenue depends upon completion of contract milestones, customer schedules and other contract terms, professional service revenue is likely to fluctuate from quarter to quarter. We expect capacity constraints, which have constrained our professional service revenue growth in the past, to continue to limit professional service bookings growth during the remainder of fiscal 2005.

           Total maintenance and service revenue as a percentage of total revenue was relatively stable compared to the three months ended January 31, 2004 due to the fact that total maintenance and service revenue decreased by a similar percentage as the decrease in total revenue for the quarter.

                Revenue—Product Groups. For management reporting purposes, we organize our products and services into five groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property (IP), Design for Manufacturing and Professional Service & Other.

Galaxy Design Platform. Our Galaxy Design Platform includes our logic synthesis, physical synthesis, physical design, timing analysis, signal integrity analysis and physical verification products, as well as certain analog and mixed-signal tools. Our principal products in this category are the Design Compiler® synthesis product, Physical Compiler® physical synthesis tool, Module Compiler™ data path design product, Power Compiler™ power management product, DFT Compiler™ design for test tool, JupiterXT™ design planning product, Apollo™ and Astro™ place and route products, PrimeTime®/PrimeTime® SI timing analysis products, Tetra Max® test pattern generation product family, Star RXCT™ extraction product and Hercules™ physical verification tool, as well as our Milkyway™ common design data repository.  We believe physical design and design analysis products will account for an increasing share of Galaxy Design Platform revenue relative to our logic synthesis products as customers recognize the importance of using physical level design and analysis tools to address challenges particular to small geometry designs.

Discovery Verification Platform. Our Discovery™ Verification Platform includes our verification and simulation products. Our principal products in this category are the VCS® functional verification product, System Studio™ system level design product, Vera® testbench generator, LEDA™ design rule checker, Formality® formal verification solution, Magellan™ hybrid formal verification product, NanoSim® simulation and analysis product,  HSPICE® circuit simulator and our reusable verification IP. The Discovery Platform also includes Discovery AMS, a subset of our verification technologies optimized to perform verification on analog and mixed-signal designs.

Intellectual Property (IP). Our IP solutions include our DesignWare® Foundation Library of basic chip elements, DesignWare Verification Library of chip function models and DesignWare Cores, pre-designed and pre-verified digital and mixed-signal design blocks that implement many of the most important industry standards, including USB (1.1, 2.0 and On-the-Go), PCI (PCI, PCI-X and PCI-Express) and JPEG.

Design for Manufacturing (DFM). Our Design for Manufacturing products and technologies address the mask-making and yield enhancement challenges of very small geometry ICs and include our TCAD device modeling products, Proteus™/InPhase optical proximity correction products, phase-shift masking technologies, SiVL® layout verification product, CATS® mask qualification product and Virtual Stepper® mask qualification product.

Professional Service & Other. Our Professional Services group provides consulting services, including design methodology assistance, specialized systems design services, turnkey design and training.

The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the last eight quarters. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate software maintenance revenue, which represented approximately 15% of our total revenue for the three months ended January 31, 2005 and 2004, to the products to which those support services related.

	Q1 2005	Q4- 2004	Q3- 2004	Q2- 2004	Q1- 2004	Q4- 2003	Q3- 2003	Q2- 2003
Galaxy Design Platform	59%	60%	61%	64%	63%	62%	64%	70%
Discovery Verification Platform	22	21	21	20	21	22	20	19
IP	6	6	7	6	6	7	8	5
Design for Manufacturing	10	9	7	7	7	5	5	4
Professional Service & Other	3	4	4	3	3	4	3	2
Total	100%	100%	100%	100%	100%	100%	100%	100%

           The respective revenue contributions from our different groups have been relatively stable over the eight-quarter period shown in the table above. This stability is principally due to the fact that most of our customers purchase multiple products from us, and do so under TSLs, for which revenue is recognized ratably over the term of the license. Accordingly, significant changes in revenue contribution from different groups have been driven primarily by one-time events, such as acquisitions, or by the mix of upfront versus time-based orders received for certain products during a given quarter.

           For example, our Galaxy Design Platform revenue as a percentage of total revenue was higher in the second quarter of fiscal 2003 due to a number of large perpetual licenses with our Japanese customers, many of which included a disproportionate amount of products from the Galaxy Design Platform, yielding significant upfront revenue contributions from that product group for that quarter. Similarly, the percentage of revenue from our IP products rose significantly in the third quarter of fiscal 2003 as a result of increased sales of upfront IP licenses during that quarter.

           While we expect our TSL licensing model will continue to lessen quarter-to-quarter variations in revenue in the near-term, we believe our IP and Design for Manufacturing products will, over time, account for increasing percentages of total revenue as a result of our customers’ greater acceptance of and reliance upon pre-designed, pre-verified IP components and tools and technologies needed for the manufacture of very small geometry ICs, as illustrated by the increase in DFM revenue share from the fourth quarter of fiscal 2004 to the first quarter of fiscal 2005.

Factors Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.  During the three months ended January 31, 2005 and January 31, 2004, we temporarily shut down operations in North America for four days and three days, respectively, as a cost-saving measure, resulting in savings as follows:

	THREE MONTHS ENDED JANUARY 31,
	2005	2004
	(in thousands)
Cost of revenue	$856	$604
Research and development	1,889	1,372
Sales and marketing	1,169	871
General and administrative	514	423
Total	$4,428	$3,270

Functional Allocation of Operating Expenses

Historically, we allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within the functional area. Annually, or upon a significant change in headcount (as in the case of a workforce reduction or realignment) and other factors, management reviews the allocation methodology and the expenses included in the allocation pool. Management conducted such a review with respect to the workforce realignment effective in fiscal 2004. The resulting expense allocations may contribute significantly to fluctuations in individual operating expenses from period to period.

Cost of Revenue

	JANUARY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Cost of license revenue	$24.9	$20.3	$4.6	23%
Cost of maintenance and service revenue	17.0	15.6	1.4	9%
Amortization of intangible assets and deferred stock compensation	28.1	25.2	2.9	12%
Total	$70.0	$61.1	$8.9	14%
Percentage of total revenue	29%	21%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue and amortization costs.  In the three months ended January 31, 2005, we revised our methodology for allocating and reporting costs of revenue externally to better align costs of revenue with the appropriate revenue categories.  Cost of revenue for the three months ended January 31, 2004 has been reclassified to conform to the new allocation methodology.  Expenses directly associated with providing consulting and training have been segregated from costs of revenue associated with internal functions which provide license delivery and post-customer contract support services.  These group costs are then allocated by management between cost of license revenue and cost of maintenance and service revenue based on revenue reported during the quarter.  In general, our total costs of revenue are relatively fixed and do not fluctuate significantly with changes in revenue or license mix.

Cost of license revenue.  Cost of license revenue includes costs associated with the sale and licensing of our software products, both ratable and upfront.  Cost of license revenue includes the allocated cost of employee salary and benefits providing services for software delivery, software production costs, product packaging, amortization of capitalized software development costs related to Synopsys products, documentation and royalties payable to third party vendors.

Cost of maintenance and service revenue.  Cost of maintenance and service revenue includes employee salary and benefits for consulting professionals and associated costs to maintain the related infrastructure necessary to manage a services and training organization. Further, cost of maintenance and service revenue includes allocated costs of employee salary and benefits providing customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates.

Amortization costs.  See “Amortization of Intangible Assets and Deferred Stock Compensation” below for information regarding the amount of amortization charged to cost of revenue for the relevant periods.

The dollar increases in total cost of revenue for the three months ended January 31, 2005 are primarily due to (i) an increase in compensation and employee benefits of $3.4 million due to our increased investment in personnel associated with our professional services organization; (ii) an increase of $2.8 million in amortization of core/developed technology recorded as a result of our acquisitions completed during fiscal 2004 and the three months ended January 31, 2055; and (iii) an increase in human resources, technology and facilities costs of $1.2 million as a result of the increase in overall cost of revenue headcount. Total cost of revenue as a percentage of total revenue for the three months ended January 31, 2005 increased due to the increase in core/developed technology amortization and the fact that growth in costs exceeded growth in revenues from the same period in fiscal 2004.

We expect cost of license and cost of maintenance and service revenue to increase slightly during the remainder of fiscal 2005 as a result of increased headcount from acquisitions completed during fiscal 2004. We also expect amortization expense to decline significantly in third and fourth quarters of fiscal 2005 as amortization expense related to core and developed technology from acquisitions completed in fiscal 2002 is completely amortized.

Finally, we expect total cost of revenue as a percentage of revenue to increase (and gross margin to decrease) slightly in the second quarter of fiscal 2005 due to the expected increases in cost of license and cost of maintenance and service revenue described above.  However, we expect total cost of revenue as a percentage of revenue to decrease (and gross margins to improve slightly) in the third and fourth quarters of fiscal 2005 due to reduced expected amortization expense as noted above.

Operating Expenses

Research and Development

	JANUARY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$72.9	$70.3	$2.6	4%
Percentage of total revenue	30%	25%

For the three months ended January 31, 2005, the increase is primarily due to (i) an increase of $3.6 million in research and development personnel and related costs as a result of acquisitions, (ii) increased worldwide research and development headcount and (iii) increased investment in research and development activities.  This increase is partially offset by (i) lower costs per headcount as a result of increased hiring in lower cost countries and (ii) a decrease of $1.5 million in human resources, information technology and facilities costs reported under this line item compared to the same period in fiscal 2004 as a result of a change in allocation of certain operating expenses. See Functional Allocation of Operating Expenses above.

We expect research and development expense to be relatively flat during the remainder of fiscal 2005 due to continuing cost controls and increased hiring in lower cost countries. We also expect research and development expenses as a percentage of revenue to increase slightly due to the expected decrease in revenue in fiscal 2005 compared to fiscal 2004.

Sales and Marketing

	JANUARY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$84.0	$70.7	$13.2	19%
Percentage of total revenue	35%	25%

For the three months ended January 31, 2005, the increase is primarily due to (i) an increase of $13.8 million in variable compensation (commissions) resulting from increased shipments in the three months ended January 31, 2005 compared to the same period in the fiscal 2004 and (ii) an increase in the commission rate applied to shipments beginning in fiscal 2005.

We expect sales and marketing expense to decrease during the remainder of fiscal 2005 as a result of decreased variable compensation expected to be paid. As a result, we also expect sales and marketing expense as a percentage of revenue to decline to be more comparable to 2004 levels.

General and Administrative

	JANUARY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$24.2	$29.1	$(4.9)	(17)%
Percentage of total revenue	10%	10%

The decrease for the three months ended January 31, 2005 is primarily due to (i) a decrease of $3.5 million in facilities costs associated with the closing of facilities as planned under our workforce realignment initiated in fiscal 2003 and completed in the first quarter of fiscal 2004, and (ii) a net decrease of $2.7 million in bad debt expense due to successful collection efforts in the current quarter and changes in the provision for doubtful accounts.

We expect general and administrative expense to increase slightly during the remainder of fiscal 2005 as a result of expenses associated with Sarbanes-Oxley Act compliance. We expect general and administrative expense as a percentage of revenue to increase due to the expected increase in general and administrative expense and expected decrease in revenue in fiscal 2005 compared to fiscal 2004.

In-Process Research and Development.  We recorded a $5.7 million in-process research and development (IPRD) charge related to our acquisition of ISE in the three months ended January 31, 2005. At the date of the ISE acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition date. We had no IPRD charges during the first quarter of fiscal 2004, as we completed no acquisitions during that quarter.

Amortization of Intangible Assets and Deferred Stock Compensation.  Amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three months ended January 31, 2005.  Deferred stock compensation represents the intrinsic value of unvested stock options assumed in connection with prior year acquisitions.  The deferred stock compensation is amortized over the options’ remaining vesting period of one to three years.  Generally, amortization of deferred stock compensation will decrease over time as the assumed stock options vest.  Amortization expense is included in the unaudited condensed consolidated statements of income as follows:

	JANUARY 31,		DOLLAR	%
	2005	2004	CHANGE(1)	CHANGE
	(dollars in millions)
Three months ended
Included in cost of revenue	$28.1	$25.2	$2.9	11%
Included in operating expenses	8.9	9.2	(0.4)	(4)%
Total	$37.0	$34.4	$2.6	8%
Percentage of total revenue	15%	12%

(1) May not foot due to rounding.

For the three months ended January 31, 2005, the increase in amortization of intangible assets and deferred compensation is primarily due to additional amortization of assets acquired in the acquisitions in fiscal 2004 and the three months ended January 31, 2005 partially offset by the declining amounts of amortization related to deferred compensation recorded in prior year acquisitions.  See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Operating Margin

           Our operating margin declined to approximately (10)% in the three months ended January 31, 2005 compared to approximately 16% in the same period in fiscal 2004, primarily due to (i) decreased upfront revenue resulting from our license model transition commencing in the fourth quarter of fiscal 2004, (ii) higher cost of revenue to support increased field support headcount due to higher than expected utilization of our services organization, (iii) increased sales commission expense driven by higher shipments and higher commission rates and (iv) the write-off of in-process research and development expense relating to the ISE acquisition.

Other Income (Expense), Net

	JANUARY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Interest income, net	$1.8	$1.5	$0.3	20%
Gain (loss) on sale of investments, net of investment write-downs	(1.3)	(1.4)	0.1	(7)%
Foreign Currency exchange gain/loss	2.2	0.1	2.1	2,100%
Foreign Currency exchange gain from disallowed hedges	3.0	—	3.0	—
Other	(0.5)	(1.3)	0.8	(62)%
Total	$5.2	$(1.1)	$6.3	573%

For the three months ended January 31, 2005, the increase is primarily due to the effect of the correction of the error in Synopsys’ accounting under SFAS 133 of certain prior year foreign currency hedge transactions.  See Note 11 to Notes to Unaudited Condensed Consolidated Financial Statements.

Total other income (expense) in the quarter is $5.2 million compared to $4.7 million reported in Synopsys’ earnings release for the first quarter dated February 16, 2005 due to finalization of accounting relating to disallowed hedge transactions. Such change did not affect revenue or earnings per share for the first quarter of fiscal 2005 disclosed in the earnings release. See Item 4. Controls and Procedures.

Income Tax Rate

Our effective tax rate for the three months ended January 31, 2005 was a tax benefit rate of 25.2% due to our net loss. Our effective tax rate for the three months ended January 31, 2004 was a tax expense rate of 26.3% due to our net income in that quarter.  The provision for income taxes for the three months ended January 31, 2005 includes a tax expense of $2.2 million arising from various state and foreign taxes which was treated as a discrete event allocable to the quarter.  Based on current estimates, we expect our effective tax rate for the fiscal year ending October 31, 2005 will be a benefit rate of approximately 42%.

Liquidity and Capital Resources

Our source of cash, cash equivalents and short-term investments has been funds generated from our business operations, including cash on hand from companies we have acquired.  Cash, cash equivalents and short-term investments increased $3.5 million, or 1%, to $582.5 million as of January 31, 2005 from $579.0 million as of October 31, 2004.

Cash provided by operations is in part dependent upon the payment terms of our license agreements. For an upfront license, we require that a substantial portion of the license fee be paid within the first year. Conversely, payment terms for time-based licenses are generally extended; typically the license fee is paid quarterly in even increments over the term of the license. Accordingly, we generally receive cash from upfront licenses sooner than on time-based licenses.

Cash provided by operations was $142.1 million for the three months ended January 31, 2005 compared to $11.3 million for the same period in fiscal 2004. The increase of $130.8 million was driven primarily by a $73.0 million increase in cash collections when compared to the same period last year, largely attributable to the strong collections of contracts executed in such quarter and a higher level of collections on other outstanding receivables. Cash provided by operations was lower in the prior period also due to the following payments incurred in such period and not incurred in the current period: (i) tax-related cash disbursements of $32.8 million in foreign income taxes paid during the three months ended January 31, 2004, and (ii) $11 million in disbursements associated with prepaid foreign value added taxes and maintenance contracts for our design and information systems electronic infrastructure paid during the three months ended January 31, 2004.

Accounts receivable, net of allowances, decreased $24.2 million to $108.0 million as of January 31, 2005 from $132.2 million as of October 31, 2004 as a result of strong collection efforts during the quarter. Days sales outstanding, calculated based on revenue for the three months ended January 31, 2005 and accounts receivable as of January 31, 2005, decreased to 40.7 days as of January 31, 2005 from 53 days as of October 31, 2004. The decrease in days sales outstanding is primarily due to a reduction in the level of accounts receivable, which in turn was driven by strong collections during the quarter and the increased amount of installment contract arrangements caused by our license model change.

Cash used in investing activities was $72.8 million for the three months ended January 31, 2005 compared to $47.7 million for the same period in fiscal 2004. The increase of $25.1 million is due to net cash used for the acquisition of ISE of $91.3 million, partially offset by decreases in capital expenditures of $8.7 million and decreases in net purchases of short-term investments of $56.6 million.

Cash used in financing activities was $37.9 million for the three months ended January 31, 2005 compared to $74.8 million for the same period in fiscal 2004. The decrease of $36.9 million is primarily due to decreased purchases of shares of our common stock on the open market of $120.7 million, partially offset by an $83.9 million reduction in proceeds to Synopsys from  sales of shares of our common stock pursuant to our employee stock option plans.

We hold our cash, cash equivalents and short-term investments in the U.S. and in foreign accounts, primarily Ireland, Bermuda and Japan. As of January 31, 2005, we held an aggregate of $240.3 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $342.2 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan, we currently maintain a policy under APB 23, Accounting for Income Taxes-Special Areas, of permanently reinvesting such funds outside of the U.S.

In April 2004, we entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant.  In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of January 31, 2005, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

On November 30, 2004, Synopsys signed a merger agreement to acquire Nassda Corporation in an all-cash transaction for a purchase price of $7.00 per share. The aggregate consideration is approximately $192 million. At December 31, 2004, Nassda reported cash, cash equivalents and short-term investments of $101 million. The transaction is subject to customary regulatory approvals and other closing conditions. In addition, the approval of Nassda’s stockholders holding a majority of the outstanding shares of Nassda common stock and approval of the holders of a majority of the outstanding shares of Nassda common stock casting votes affirmatively or negatively on the merger agreement (excluding Nassda’s officers and directors, the individual defendants and the related parties of the individual defendants) is required for Nassda and Synopsys to complete the proposed merger. Certain directors, officers and employees of Nassda who own in the aggregate approximately 60% of Nassda’s outstanding common shares have agreed to vote in favor of the adoption and approval of the merger agreement. Upon the closing of the acquisition, the Nassda officers, directors and employees who are defendants in the litigation between Synopsys and Nassda will make settlement payments to Synopsys in the aggregate amount of approximately $61 million. On January 10, 2005, Synopsys announced that the Federal Trade Commission had requested additional information and documentary material in connection with its review of the transaction. Synopsys is currently responding to such request and currently expects the transaction to close during its third fiscal quarter.

We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will satisfy our business requirements for at least the next twelve months.

Factors That May Affect Future Results

           Weakness, budgetary caution or consolidation in the semiconductor and electronics industries may continue to negatively impact our business.

           We generate substantially all of our revenue from the semiconductor and electronics industries. Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years. According to the Semiconductor Industry Association (SIA), the semiconductor industry grew by 18% in 2003 and 29% in 2004.  Historically, growth in semiconductor sales has been followed by growth in semiconductor R&D spending, which in turn has led to growth in EDA expenditures. We estimate that R&D spending among large semiconductor companies increased approximately 10% from 2003 to 2004. However, EDA industry revenue during the semiconductor industry recovery has not tracked the growth in R&D spending. In addition, the SIA is forecasting flat revenues for the semiconductor industry in 2005 and only modest growth in 2006. These trends and forecasts could have an material adverse effect on our results of operations.

           We believe that, over the long term, growth in EDA spending will continue to depend on growth in semiconductor R&D spending and of the overall semiconductor market. However, we cannot predict the timing or magnitude of growth in semiconductor revenues, R&D spending or spending on EDA products, nor whether we will benefit from any such increases should they occur. In addition, we believe that EDA industry growth has been adversely affected by many factors, including ongoing efforts by semiconductor companies to control their spending, uncertainty regarding the long term growth rate of the semiconductor industry, excess EDA tool capacity at many customers and increased competition in the EDA industry itself. If these factors persist or semiconductor industry growth does not occur (or if we do not benefit from any such increases), our business, operating results and financial condition will be materially and adversely affected.

           The failure to meet the semiconductor industry’s demands for advancing EDA technology and continued cost reductions may adversely affect our financial results

           SoC and IC functionality continues to increase while feature widths decrease, in turn substantially increasing the complexity, cost and risk of IC design and manufacturing. To address greater complexity, semiconductor designers and manufacturers demand continuous innovation from EDA suppliers. At the same time, as a result of pricing pressure on their own products and the 2000-2002 downturn, customers and potential customers are also seeking to buy more products from fewer suppliers and at reduced overall prices in an effort to reduce cost and risk. In order to succeed in this environment, we must successfully address our customers’ demands for significant R&D investments by us to meet their technology requirements, while also striving to reduce their overall costs. Failure to manage successfully these conflicting demands would materially and adversely affect our financial condition and results of operations.

           The decline in new IC design starts, industry consolidation and other potentially long-term trends may adversely affect the EDA industry, including demand for our products and services.

           The 2000-2002 downturn, the increasing complexity of SoCs and ICs, and customers’ concerns about managing cost and risk have also led to the following potentially long-term negative trends:

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

•               A number of partnerships and mergers in the semiconductor and electronics industries have occurred, and more are likely. Partnerships and mergers can reduce the aggregate level of purchases of EDA software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Synopsys.

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

•               Our major initiatives face intense competition and in some cases address emerging markets. We have invested significant resources into further development of the Galaxy Design Platform, integration of the Discovery Verification Platform and enhancement of its System Verilog features and development of our DFM and IP portfolios. It is difficult for us to predict the success of these initiatives. If we fail to expand revenue from our new initiatives at the desired rate, our business, results of operations and financial condition would be materially and adversely affected.

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

•               Payment terms are also an important competitive factor and are aggressively negotiated by our customers. During the second half of fiscal 2003 and continuing through 2004, payment terms on time-based licenses lengthened compared to prior periods, negatively affecting our cash flow from operations. In addition, since cash is collected sooner on an upfront license than on a time-based license, the shift in our license mix towards more time-based licenses will adversely affect our cash flow in fiscal 2005.

           Our revenue and earnings fluctuate, which could cause our financial results to not meet expectations and our stock price to decline.

           Many factors affect our revenue and earnings, including customer demand, license mix, the timing of revenue recognition on products and services sold and committed expense levels, making it difficult to predict revenue and earnings for any given fiscal period. Accordingly, stockholders should not view our historical results as necessarily indicative of our future performance. As demonstrated following our third fiscal quarter of 2004, if our financial results or targets do not meet investor and analyst expectations, our stock price could decline.

           The following are some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods:

•               Beginning in the fourth quarter of fiscal 2004, we shifted our target license mix to consist almost entirely of time-based licenses. Time-based licenses yield less current period revenue and more future period revenue than upfront licenses. The license mix shift decreased revenue for fiscal 2004 and the first quarter of fiscal 2005 and will result in year-over-year declines in revenue during the next two quarters of fiscal 2005, as well as lower revenue for full fiscal year 2005 compared to fiscal 2004.

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

•               Our upfront and time-based license agreements sometimes provide the right to re-mix a portion of the software initially subject to the license for other Synopsys products. For example, a customer may use our front-end design products for a portion of the term of its license and then re-mix such products for back-end placement software for the remainder of the term in order to complete the customer’s IC design. While this practice helps assure the customer’s access to the complete design flow needed to manufacture its product, use of these arrangements could result in reduced revenue compared to licensing the individual tools separately.

•               In the past, we have regularly received a significant proportion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of one or more orders could have a material adverse effect on our bookings, revenue and earnings for that quarter.

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

           We have acquired a number of companies or their assets in recent years, including two in the first quarter of fiscal 2005, six transactions during fiscal 2004 and three transactions in fiscal 2003, and, as part of our efforts to expand our product and services offerings, we expect to acquire additional companies.

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

           During fiscal 2004 and the three months ended January 31, 2005 we derived 45% of our revenue from outside North America; going forward, we expect our overall orders and revenue targets will continue to depend on substantial contributions from outside North America. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any stagnation of foreign economies could adversely affect our performance by reducing the amount of revenue derived from outside North America.

           Our operating results are affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when, as has been the case recently, the U.S. dollar weakens relative to other currencies, particularly the Euro, the Japanese yen and, to a lesser extent, the Canadian dollar, as a result of the conversion of expenses of our foreign operations denominated in foreign currencies into the dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge certain foreign currency exposures of our business, we can provide no assurance that our hedging transactions will be effective.

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

           We issue stock options and maintain employee stock purchase plans as a key component of our overall compensation. A substantial portion of the outstanding stock options held by employees have exercise prices above the market price of our stock (i.e., they are “underwater”), which has decreased the value of these options as an employee retention tool. In addition, there is growing pressure on public companies from shareholders generally to reduce the rate at which companies, including Synopsys, issue stock options to employees. We expect that the implementation of accounting rules that will require us to recognize on our income statement compensation expense from employee stock options and our ESPP and which we will be required to adopt in the fourth quarter of fiscal 2005, will increase shareholder pressure to limit future option grants. The failure to address the underwater option issue and the failure to obtain shareholder approval to issue new options at levels proposed by Synopsys could  lead to higher employee turnover and it will make it more difficult to attract, retain and motivate employees, any of which could materially and adversely affect our business, results of operations and financial condition.

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

           In December 2004, FASB issued statement of Financial Accounting standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our fourth quarter of fiscal 2005. SFAS 123R will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Synopsys currently uses the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to substantial additional compensation expense. This change will have a material adverse effect on our reported results of operations. Note 8 to our Unaudited Condensed Consolidated Financial Statements in this report provides our pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the periods presented.

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

           In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal controls over financial reporting and auditor attestation of that assessment in our annual report for our fiscal year ending October 31, 2005. This effort has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that our ongoing review of our internal controls will enable us to provide a favorable assessment of our internal controls and for our external auditors to provide their attestation as of October 31, 2005 as required by Section 404, we can give no assurance that these efforts will be completed on a timely and successful basis. Any failure to complete a favorable assessment and obtain our auditors’ attestation could have a material adverse effect on our stock price.

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

           Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. In addition, we are undergoing an audit of our United States federal income tax returns for fiscal years 2000 and 2001. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in the audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals or that other periods will not be audited. If additional taxes are assessed as a result of an audit or litigation, there could be a material effect on our income tax provision and net income in the period or periods for which that determination is made. Finally, our expectations regarding the tax rates applicable to future periods depend on a number of factors, including projected revenue and operating expenses. To the extent our projections prove to be inaccurate, our actual future tax rates could be different.

           Computer viruses, intrusion attempts on our information technology infrastructure and “denial of service” attacks could seriously disrupt our business operations.

           “Hackers” and others have in the past created a number of computer viruses or otherwise initiated “denial of service” attacks on computer networks and systems. Our information technology infrastructure is regularly subject to various attacks and intrusion efforts of differing seriousness and sophistication. While we diligently maintain our information technology infrastructure and continuously implement protections against such viruses or intrusions, if our defensive measures fail or should similar defensive measures by our customers fail, our business could be materially and adversely affected.

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

The following table presents the carrying value and related weighted-average total return for our investment portfolio. The carrying value approximates fair value as of January 31, 2005.

	FAIR VALUE	WEIGHTED AVERAGE TOTAL RETURN
	(in thousands)
Short term Investments — US	$111,410	0.45%
Money Market Funds — US	128,679	1.50
Short term Investments — International	94,725	1.61
Cash Equivalent Investments — International	1,549	1.61
Cash Deposits and Money Market Funds — International	208,347	1.98
Total interest bearing instruments	$544,710	1.49

As of January 31, 2005, the stated maturities of our current short-term investments are $94.2 million within one year, $70.5 million within one to five years, $6.5 million within five to ten years and $34.9 million after ten years.  This compares to the stated maturities of our current short-term investments and cash equivalents as of October 31, 2004, which were $99.9 million within one year, $93.1 million within one to five years, $10.3 million within five to ten years and $44.9 million after ten years. However, in accordance with our investment policy, the weighted-average effective duration of our total invested funds does not exceed one year.  These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by  calendar year of expected maturity and average interest rates:

January 31,	2005	2006	2007	Total	Fair Value

(in thousands)
Cash equivalents (variable rate)	$338,575			$338,575	$338,575
Average interest rate	1.86%
Short-term investments (variable rate)	$43,384	$2,040	$1,505	$46,929	$46,929
Average interest rate	2.11%	1.92%	3.45%
Short-term investments (fixed rate)	$85,167	$62,682	$11,357	$159,206	$159,206
Average interest rate	1.47%	2.09%	2.82%

Foreign Currency Risk. The functional currency of each of Synopsys’ foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish & Swiss subsidiaries whose functional currencies are the U.S. dollar.  We engage in programs to hedge (i) those currency exposures associated with certain assets and liabilities denominated in non-functional currencies, and (ii) forecasted intercompany and third party accounts receivable, backlog and accounts payable denominated in non-functional currencies. Our hedging activities are intended to offset the impact of currency fluctuations on the value of these balances and expenses.

We designate a portion of our forward contracts as cash flow hedges under FAS133 and record gains and losses on these hedges in accumulated other comprehensive income until the forecasted exposure is recognized on the balance sheet.  The ineffective portion of our cash flow hedges is measured each period and recognized currently in other income/expense.

 In the first quarter of fiscal 2005, Synopsys reevaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of Synopsys’ hedging program. To correct the error, Synopsys has reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive income to other income in the three months ended January 31, 2005. See Item 4. Controls and Procedures, below.

The success of our hedging activities depends upon the accuracy of our estimates. Looking forward, to the extent our estimates of various balances denominated in non-functional currencies prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy. We can provide no assurance that our hedging transactions will be effective.

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

The following table provides information about our foreign currency contracts as of January 31, 2005. None of our forward contracts has a duration longer than one year.   As of January 31, 2005, the fair value of our forward contracts was $(0.1) million.

	AMOUNT IN U.S. DOLLARS	WEIGHTED AVERAGE CONTRACT RATE
	(in thousands)
Notional Forward Contract Values:
Euro	$50,366	0.7623
Japanese yen	41,146	102.43
Canadian dollar	13,746	1.22448
Chinese renminbi	3,783	8.2385
Singapore dollar	2,759	1.6318
Israeli shekel	2,465	4.3978
Korean Won	1,482	1032.4
British pound sterling	1,417	0.53336
Indian Rupee	458	43.90
Sweden Korna	405	6.95228
Swiss Franc	281	1.183
Taiwan dollar	271	31.70
TOTAL	$118,579

Net unrealized gains of approximately $7.0 million and $9.6 million, net of tax, as of January 31, 2005 and October 31, 2004, respectively, are included in accumulated other comprehensive income (loss) on our unaudited consolidated balance sheet. Net cash inflows on maturing forward contracts during the three months ended January 31, 2005 were $1.3 million.

Equity Risk.  Our strategic investment portfolio consists of approximately $11.5 million of minority equity investments in publicly traded and in privately held companies. The securities of publicly traded companies are classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of other comprehensive income (loss) in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During the three months ended January 31, 2005, we reduced the value of our strategic investment portfolio by $1.6 million for certain investments we determined were impaired. Our accounting policies covering our strategic investments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a)             Evaluation of Disclosure Controls and Procedures. As of January 31, 2005 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)            Changes in Internal Controls.  In the first quarter of fiscal 2005, Synopsys reevaluated its interpretation of certain provisions of SFAS 133, resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of Synopsys’ hedging program. We also determined that the error constituted a significant deficiency of internal control over financial reporting, which deficiency existed since Synopsys’ adoption of SFAS 133 in fiscal 2002.  The effect of the misapplication in prior periods was to overstate Accumulated Other Comprehensive Income by the amount of hedge contracts relating to cash flow hedges and to understate Other Income by the same amount.

                          As a result of our review, commencing in the second quarter of fiscal 2005, we began entering into separate hedge contracts for balance sheet and cash flow hedging purposes and intend to continue to do so in the future. In addition, we have engaged a consultant to review our continued application of SFAS 133 and intend to review our hedge policies and practices on a semi-annual basis going forward. To correct the error, Synopsys has reclassified $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the three months ended January 31, 2005.  We also recognized $1.3 million in Other Income for current period hedges under the new policy.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against Synopsys and certain of our officers alleging violations of the Exchange Act. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired Synopsys stock during the period of December 3, 2003 through August 18, 2004. The complaint alleges that the individual defendants caused Synopsys to make false and misleading statements about Synopsys’ business, forecasts, and financial performance, and that certain Synopsys officers or employees sold portions of their stock holdings while in the possession of adverse, non-public information. The complaint does not specify the amount of damages sought. In November 2004, the Court appointed a lead plaintiff in the case. In January 2005, the lead plaintiff, the Wu Group, filed an amended complaint.  Discovery has not commenced in the case and no trial date has been established. While management intends to defend against these federal securities claims vigorously, and Synopsys does not believe that this lawsuit will have a material effect on Synopsys’ financial position, results of operations or cash flows, there can be no assurance as to the ultimate disposition of this lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys common stock by Synopsys during the fiscal quarter ended January 31, 2005.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
November 31, 2004 through December 4, 2004	1,490,596	$16.77	1,490,596	$51,695,221
Month #2
December 5, 2004 through January 1, 2005	10,000	18.03	10,000	499,819,700
Month #3
January 2, 2005 through January 31, 2005	846,350	17.70	846,350	484,842,799
Total	2,346,946	$17.11	2,346,946	$484,842,799

All shares were purchased pursuant to a $500 million stock repurchase program originally approved by Synopsys’ Board of Directors in July 2001 and renewed in December 2002, December 2003 and December 2004, the latest renewal of which was effective and announced on December 1, 2004. Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors.

ITEM 5. OTHER INFORMATION

Pre-approvals of Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(3) of the Exchange Act, during the three months ended January 31, 2005, the Audit Committee of the Company’s Board of Directors pre-approved the provision by its independent auditor, KPMG LLP, of services relating to international tax audits and international tax returns, both of which are considered non-audit services under applicable rules.

Stock Option Plans

Under our 1992 Stock Option Plan (the 1992 Plan), 38,951,016 shares of common stock have been authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors (the Board) may grant either incentive or non-qualified stock options to purchase shares of common stock to employees and consultants, excluding non-employee directors at not less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1992 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. As of January 31, 2005, 9,127,964 stock options remain outstanding and 6,233,964 shares of common stock are reserved for future grants under this plan.

Under our 1998 Non-Statutory Stock Option Plan (the 1998 Plan), 53,247,068 shares of common stock have been authorized for issuance. Pursuant to the 1998 Plan, the Board may grant non-qualified stock options to employees and consultants, excluding executive officers and directors. Exercisability, option price and other terms are determined by the Board but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1998 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. As of January 31, 2005, 28,358,711 stock options remain outstanding and 3,182,506 shares of common stock are reserved for future grants under this plan.

Under our 1994 Non-Employee Directors Stock Option Plan (the Directors Plan), 2,100,000 shares were authorized for issuance. The Directors Plan provided for automatic grants to each non-employee member of the Board upon initial appointment or election to the Board, upon reelection and for annual service on Board committees. The option price was not less than 100% of the fair market value of those shares on the grant date. Under the Directors Plan, as originally adopted, new directors received an option for 40,000 shares, vesting in equal installments over four years. In addition, each continuing director who was elected at an annual meeting of stockholders received an option for 20,000 shares and an additional option for 10,000 shares for each Board committee membership, up to a maximum of two committee service grants per year. In August 2003, the Board amended the Directors Plan in order to reduce the size of the initial and committee grants to 30,000 and 5,000 shares, respectively. The annual and committee service option grants vest in full on the date immediately prior to the date of the annual meeting following their grant, assuming continued board or committee service through such date. In the case of directors appointed to the Board between annual meetings, the annual and any committee grants were prorated based upon the amount of time since the last annual meeting. The Directors Plan expired as to future grants in October 2004; as of January 31, 2005, 1,297,660 stock options remain outstanding. With the expiration of the Directors Plan, we expect to seek stockholder approval of a new plan for non-employee directors at our 2005 annual meeting of stockholders.

We have assumed certain option plans in connection with acquisitions. Generally, the options granted under these plans have terms similar to our own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios. We do not intend to make future grants out of these option plans.

We monitor dilution related to our option program by comparing net option grants in a given fiscal period to the number of shares outstanding. The dilution percentage is calculated as the new option grants for the fiscal period, net of options forfeited by employees leaving Synopsys, divided by the total outstanding shares at the end of such fiscal period. The option dilution percentages were 2.2% and 2.2% for the three months ended January 31, 2005 and fiscal year ended October 31, 2004, respectively.

A summary of the distribution and dilutive effect of options granted is as follows:

	THREE MONTHS ENDED JANUARY 31, 2005	FISCAL YEAR ENDED OCTOBER 31, 2004
Total grants, net of returns and cancellations, during the period as percentage of outstanding shares exclusive of options assumed in acquisitions	2.2%	2.2%
Grants to named executive officers, as defined below, during the period as percentage of total options granted	12.1%	3.8%
Grants to named executive officers during the period as percentage of outstanding shares	0.3%	0.1%
Total outstanding options held by Named Executive Officers as percentage of total options outstanding	17.7%	17.9%

           A summary of our option activity and related weighted-average exercise prices for the three months ended January 31, 2005 is as follows:

		Options Outstanding
	Shares Available for Options	Number of Shares	Weighted-Average Exercise Price
	(in thousands, except per share amounts)
Balance at October 31, 2003	15,770	42,119	$21.89
Grants	(5,143)	5,143	$23.79
Exercises	—	(6,559)	$19.41
Cancellations	1,877	(2,175)	$24.45
Additional shares reserved	300	—	—
Cancellation of Shares Reserved(1)	(215)	—	—
Balance at October 31, 2004	12,589	38,528	$22.42
Grants	(3,568)	3,568	$17.81
Exercises	—	(174)	$12.95
Cancellations	395	(546)	$24.05
Balance at January 31, 2005	9,416	41,374	$22.04

 (1)     Shares remaining available for grant under the Directors Plan on the date of expiration of such plan.

For additional information regarding our stock option activity during fiscal 2004, please see Note 7 of our Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data contained in our Annual Report on Form 10-K for fiscal 2004 filed with the SEC on January 12, 2004.

A summary of outstanding in-the-money and out-of-the-money options and related weighted-average exercise prices as of January 31, 2005 is as follows:

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(in thousands, except per share amounts)
In-the-Money	6,446	$15.10	2,075	$14.94	8,521	$19.92
Out-of-the-Money(1)	22,536	$24.17	10,317	$23.13	32,853	$23.85
Total Options Outstanding	28,982	$22.16	12,392	$21.76	41,374	$22.04

(1)      Out-of-the-money options are those options with an exercise price equal to or above the closing price of $17.12 on January 28, 2005, the last trading day for the three months ended January 31, 2005.

The following table sets forth further information regarding individual grants of options for the three months ended January 31, 2005 to the Chief Executive Officer and each of the other four most highly compensated executive officers (named executive officers) serving as such on January 31, 2005 whose compensation earned during fiscal 2004 exceeded $100,000. We refer to these individuals as named executive officers.

	Individual Grants
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees(2)	Exercise Prices ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term($)(3)
					5%	10%
Aart J. de Geus	140,000	3.92%	$18.55	12/17/11	$1,057,240	$2,463,818
Chi-Foon Chan	100,000	2.80%	$18.55	12/17/11	$755,171	$1,759,870
Vicki L. Andrews	60,000	1.68%	$18.55	12/17/11	$453,103	$1,055,922
Raul Camposano	55,000	1.54%	$18.55	12/17/11	$415,344	$967,929
Antun Domic	75,000	2.10%	$18.55	12/17/11	$566,378	$1,319,903

(1)          Options become exercisable ratably in a series of monthly installments over a four-year period from the grant date, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of seven years, subject to earlier termination upon the optionee’s cessation of service.

(2)          Based on a total of approximately 3.6 million shares subject to options granted to employees under Synopsys’ option plans during the three months ended January 31, 2005.

(3)          In accordance with the rules of the SEC, the columns referring to potential realizable value show the gains or “option spreads” that would exist for the options granted based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These estimated rates do not represent our estimate or projection of future common stock prices or of the gains that may actually be realized by the optionee.

The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our named executive officers for the three months ended and as of January 31, 2005:

Name	Shares Acquired On Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at January 31, 2005 Exercisable/Unexercisable		Value of In-the-Money Options at January 31, 2005(2) Exercisable/Unexercisable
Aart J. de Geus	0	$0.00	3,283,054	304,746	$756,200	N/A
Chi-Foon Chan	0	$0.00	1,956,675	246,569	$330,037	N/A
Vicki L. Andrews	0	$0.00	310,484	172,966	$39,800	N/A
Raul Camposano	0	$0.00	502,440	104,110	$9,950	N/A
Antun Domic	0	$0.00	287,239	164,528	$21,559	N/A

(1)          Market value at exercise less exercise price.

(2)          Market value of underlying securities as of January 28, 2005 ($17.12) minus the exercise price. None of the unexercisable options held by the named executive officers on January 31, 2005 were in-the-money.

           The following table provides information regarding our equity compensation plans as of January 31, 2005:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)) (c)
	(in thousands, except price per share amounts)
Employee Equity Compensation Plans Approved by Stockholders(1)	10,425	$22.28	12,170
Employee Equity Compensation Plans Not Approved by Stockholders(2)	28,359	$22.07	3,182
Total(3)(4)	38,784	$22.13	15,352

(1)          Synopsys’ stockholder approved equity compensation plans include the 1992 Plan, the Directors Plan and the Employee Stock Purchase Plans.

(2)          Synopsys’ only non-stockholder approved equity compensation plan is the 1998 Plan.

(3)          Total number of shares to be issued upon exercise of outstanding options does not include information for options assumed in connection with acquisitions. As of January 31, 2005, a total of 2.6 million shares of our common stock were issuable upon exercise of such outstanding options.

(4)          Total number of shares remaining available for future issuance under equity compensation plans is comprised of (i) 6.2 million shares remaining available for issuance under the 1992 Plan, (ii) 3.2 million shares remaining available for issuance under the 1998 Plan and (iii) 5.9 million shares remaining available for issuance under the Employee Stock Purchase Plans as of January 31, 2005. No shares remain available for grant under the Directors Plan, which expired in October 2004.

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

3.2                                 Restated Bylaws of Synopsys, Inc. (2)

4.1                                 Reference is made to Exhibit 3.1 and 3.2.

31.1                           Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                           Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                           Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. (3)

(1)                                  Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)                                    Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)                                  The certification attached as Exhibit 32.1, accompanies this Quarterly Report on Form 10-Q but is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

By:	/s/ Steven K. Shevick
Steven K. Shevick
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: March 10, 2005

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

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. (3)

(1)                                    Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)                                   Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)                                    The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q but is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Synopsys, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.