Form 10-Q
period 2005-04-30
SYNOPSYS INC
filed 2005-06-02
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

143,702,268 shares of Common Stock as of May 25, 2005

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

APRIL 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	APRIL 30, 2005	OCTOBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$343,129	$346,709
Short-term investments	181,192	232,320
Total cash, cash equivalents and short-term investments	524,321	579,029
Accounts receivable, net of allowances of $4,931 and $7,113, respectively	134,808	132,258
Deferred income taxes	127,721	125,601
Income taxes receivable	46,521	46,583
Prepaid expenses and other current assets	32,756	29,562
Total current assets	866,127	913,033
Property and equipment, net	175,625	178,155
Long-term investments	11,030	12,831
Goodwill	667,113	593,706
Intangible assets, net	151,591	198,069
Long-term deferred income taxes	173,214	146,360
Other assets	57,597	50,033
Total assets	$2,102,297	$2,092,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$185,338	$184,146
Accrued income taxes	189,664	188,096
Deferred revenue	467,162	368,913
Total current liabilities	842,164	741,155
Deferred compensation and other liabilities	59,783	51,794
Long-term deferred revenue	28,119	34,189
Stockholders’ equity:
Common stock, $0.01 par value; 400,000 shares authorized; 143,736 and 147,378 shares outstanding, respectively	1,437	1,474
Additional paid-in capital	1,242,313	1,240,568
Retained earnings	176,841	202,146
Treasury stock, at cost; 13,409 and 9,759 shares, respectively	(237,802)	(175,762)
Deferred stock compensation	(1,330)	(2,732)
Accumulated other comprehensive loss	(9,228)	(645)
Total stockholders’ equity	1,172,231	1,265,049
Total liabilities and stockholders’ equity	$2,102,297	$2,092,187

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
Revenue:
Time-based license	$175,781	$162,946	$362,065	$333,544
Upfront license	17,183	75,812	27,981	135,302
Service	51,375	55,846	95,597	111,022
Total revenue	244,339	294,604	485,643	579,868

Cost of revenue:
License	23,201	22,192	48,048	42,523
Maintenance & Services	18,423	16,991	35,452	32,542
Amortization of intangible assets and deferred stock compensation	28,099	25,715	56,198	50,955
Total cost of revenue	69,723	64,898	139,698	126,020

Gross margin	174,616	229,706	345,945	453,848

Operating expenses:
Research and development	80,025	70,136	152,942	140,473
Sales and marketing	80,779	74,885	164,769	145,631
General and administrative	25,311	38,474	49,534	67,611
In-process research & development	—	—	5,700	—
Amortization of intangible assets and deferred stock compensation	8,829	8,636	17,681	17,880
Total operating expenses	194,944	192,131	390,626	371,595

Operating income (loss)	(20,328)	37,575	(44,681)	82,253
Other income (expense), net	1,322	925	6,521	(144)

Income (loss) before income taxes	(19,006)	38,500	(38,160)	82,109
Income taxes	(14,034)	9,761	(18,863)	21,218
Net income (loss)	$(4,972)	$28,739	$(19,297)	$60,891

Basic earnings (loss) per share:
Net income (loss) per share	$(0.03)	$0.19	$(0.13)	$0.39
Weighted-average number of common shares outstanding	144,801	154,806	145,429	155,556

Diluted earnings (loss) per share:
Net income (loss) per share	$(0.03)	$0.18	$(0.13)	$0.37
Weighted-average common shares and potential common shares outstanding	144,801	161,840	145,429	163,779

See accompanying notes to unaudited condensed consolidated financial statements

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	SIX MONTHS ENDED APRIL 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,297)	$60,891
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	101,112	96,272
In-process research and development	5,700	—
Write-down of long-term investments	2,564	1,901
Provision for or recovery of doubtful accounts	(2,757)	2,000
Net change in unrecognized gains and losses on foreign exchange	(9,739)	(5,963)
Gain on sale of short-and long-term investments	322	(756)
Net changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,182	(21,731)
Income taxes receivable	62	22,796
Prepaid expenses and other current assets	(2,502)	(14,034)
Other assets	(7,484)	(11,219)
Accounts payable and accrued liabilities	(14,065)	(50,365)
Accrued income taxes	(4,703)	(20,186)
Deferred taxes	(23,220)	—
Deferred revenue	89,556	31,269
Deferred compensation	7,877	10,842
Net cash provided by operating activities	130,608	101,717
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	201,800	533,313
Purchases of short-term investments	(151,410)	(516,099)
Proceeds from sale of long-term investments	—	300
Purchases of long-term investments	—	(1,254)
Purchases of property and equipment	(21,436)	(24,129)
Cash paid for acquisitions, net of cash received	(91,293)	(38,815)
Capitalization of software development costs	(1,476)	(1,371)
Net cash used in investing activities	(63,815)	(48,055)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	17,208	117,996
Purchases of treasury stock	(85,139)	(238,338)
Proceeds from credit facility	—	200,000
Payments on credit facility	—	(200,000)
Net cash used in financing activities	(67,931)	(120,342)
Effect of exchange rate changes on cash and cash equivalents	(2,442)	(1,505)
Net decrease in cash and cash equivalents	(3,580)	(68,185)
Cash and cash equivalents, beginning of period	346,709	524,308
Cash and cash equivalents, end of period	$343,129	$456,123

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                       BASIS OF PRESENTATION

Synopsys, Inc. (Synopsys or the Company) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2004 on file with the Commission.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Synopsys’ fiscal year and second fiscal quarter ended on the Saturday nearest October 31 and April 30, respectively. Fiscal 2005 and 2004 are both 52-week years. For ease of presentation, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Certain prior year amounts have been reclassified to conform to the current year presentation.

In the first quarter of fiscal 2005, the Company revised its methodology for allocating and reporting costs of revenue. The Company has reclassified cost of revenue for comparable periods of fiscal 2004 to conform to the fiscal 2005 allocation methodology.

2.                       BUSINESS COMBINATIONS

Acquisition of ISE Integrated Systems Engineering AG (ISE)

The Company acquired ISE on November 2, 2004.

Reasons for the Acquisition.  ISE’s Technology Computer Aided Design (TCAD) software provides process simulation and device and circuit simulation, helping semiconductor manufacturers shorten the time needed to design chips and to test those designs prior to actual manufacturing.  In approving the merger agreement, Synopsys’ Board considered a number of factors, including its opinions that (i) the merger of ISE’s TCAD organization with Synopsys’ own TCAD business would permit the introduction of a consolidated TCAD platform that addresses the challenges posed by future technologies while maintaining continuity with existing software, and (ii) the merger would enable Synopsys to help further reduce its customers’ costs and manufacturing risks as they create smaller, faster and more power-efficient chips.  ISE’s results of operations since the date of acquisition are included in the accompanying unaudited condensed consolidated statements of operations. The Company does not consider the ISE acquisition material to its results of operations, and therefore is not presenting pro forma statements of operations for the three and six month periods ended April 30, 2005.

Purchase Price. The Company paid $100.0 million in cash on November 2, 2004 to the former shareholders of ISE. The total purchase consideration consisted of:

(in thousands)
Cash paid	$100,000
Acquisition-related costs	2,896
Holdback payable	5,000
Total purchase price	$107,896

Under the acquisition agreement, the Company has also agreed to pay up to $20 million over three years to certain former shareholders of ISE now employed by Synopsys based upon achievement of certain sales and employee retention milestones. Any amounts payable under this arrangement will be accrued as compensation expense when, and if management deems it probable such amounts will have been earned by the applicable milestone dates.  As of April 30, 2005 the Company has accrued $3.8 million under the agreement for probable achievement against the first year milestones.

Acquisition-related costs of $2.9 million consist primarily of legal, tax and accounting fees of $1.3 million, approximately $1.1 million of estimated facilities closure costs and other directly related charges.  As of April 30, 2005, the Company had paid $1.5 million of the acquisition-related costs, including $0.7 million in professional services and $0.2 million in facilities closure costs. The $1.4 million balance remaining at April 30, 2005 primarily relates to facilities closure costs, contract terminations and tax-related services.

The Company has allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $73.4 million. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

(in thousands)
Assets acquired
Cash, cash equivalents and short-term investments	$10,527
Accounts receivable	6,983
Prepaid expenses and other current assets	763
Identifiable intangible assets	25,700
Goodwill	73,376
Other assets	1,015
Total assets acquired	118,364
Liabilities assumed
Accounts payable and accrued liabilities	10,332
Deferred revenue	2,623
Deferred tax liabilities	3,213
Total liabilities acquired	16,168
Net assets acquired	102,196
In-process research and development	5,700
Total purchase price	$107,896

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

The Company included amortization of the core/developed technology in cost of revenue and amortization of other intangible assets in operating expenses in its statement of operations for the three and six months ended April 30, 2005.

3.                       GOODWILL AND INTANGIBLE ASSETS

The Company’s aggregate goodwill as of April 30, 2005 consisted of:

(in thousands)
Balance at October 31, 2004	$593,706
ISE goodwill	73,376
Other adjustments	31
Balance at April 30, 2005	$667,113

Intangible assets as of October 31, 2004 consisted of:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights	$51,700	$41,647	$10,053
Acquired core/developed technology	279,110	188,023	91,087
Covenants not to compete	10,744	5,866	4,878
Customer backlog	8,270	5,821	2,449
Customer relationships	123,540	47,579	75,961
Trademarks and trade names	18,007	14,420	3,587
Other intangibles	5,993	397	5,596
Capitalized software development costs	7,635	4,590	3,045
Total intangible assets (1)	$504,999	$308,343	$196,656

(1) Total intangible assets do not include $1.4 million related to foreign currency fluctuations for intangible assets which are not denominated in U.S. dollars.

Intangible assets as of April 30, 2005 consisted of:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights	$51,700	$50,264	$1,436
Acquired core/developed technology	298,210	234,376	63,834
Covenants not to compete	11,244	7,392	3,852
Customer backlog	8,270	6,850	1,420
Customer relationships	129,640	58,487	71,153
Trademarks and trade names	18,007	17,421	586
Other intangibles	7,882	1,743	6,139
Capitalized software development costs	9,110	5,939	3,171
Total intangible assets	$534,063	$382,472	$151,591

Total amortization expense related to intangible assets is set forth in the table below:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
	(in thousands)
Contract rights	$4,308	$4,308	$8,616	$8,616
Core/developed technology	23,177	21,415	46,353	40,806
Covenants not to compete	760	625	1,526	1,251
Customer backlog	514	514	1,028	2,545
Customer relationships	5,454	5,152	10,908	10,639
Trademarks and trade names	1,501	1,501	3,002	3,001
Other intangibles	654	38	1,308	77
Capitalized software development costs	680	562	1,350	1,088
Total intangible assets	$37,048	$34,115	$74,091	$68,023

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Six months ending October 31, 2005	$38,300
Fiscal Year
2006	47,260
2007	38,362
2008	24,263
2009 and thereafter	5,406
Total estimated future amortization of intangible assets	$151,591

4.                       STOCK REPURCHASE PROGRAM

The Company is authorized to purchase up to $500 million of its common stock under a stock repurchase program previously established by the Company’s Board of Directors and replenished up to the $500 million maximum in December 2004.  During the three and six months ended April 30, 2005, the Company repurchased approximately 2.6 million shares at an average price of $17.32 per share and 4.9 million shares at an average price of $17.22 per share, respectively, for a total of $85.1 million during the six months ended April 30, 2005. During the three and six months ended April 30, 2004, the Company repurchased approximately 2.2 million shares at an average price of approximately $35.59 per share and 6.8 million shares at an average price of approximately $35.28 per share, respectively, for a total of $238.0 million.  As of April 30, 2005, $439.9 million remained available for further repurchase under the program.

5.                       CREDIT FACILITY

In April 2004, Synopsys entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that the Company maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of April 30, 2005, the Company had no outstanding borrowings under this credit facility and was in compliance with all covenants.  Subsequent to the end of the quarter, the Company borrowed an aggregate of $75 million under this facility. The Company repaid such amount in full as of May 27, 2005 (See Note 13 – Subsequent Events).

6.                       COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of comprehensive income (loss), net of tax:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
	(in thousands)

Net income (loss)	$(4,972)	$28,739	$(19,297)	$60,891
Unrealized gain (loss) on investments, net of tax expense of $221 and $136 for the three and six months ended April 30, 2005, respectively, and tax benefit of $(251) and $(243) for the same periods in fiscal 2004, respectively	347	(388)	214	(375)
Correction of error in accounting for certain hedging transactions, net of tax benefit of $(1,150) for the six months ended April 30, 2005(1)	—	—	(1,808)	—
Unrealized gain (loss) on currency contracts, net of tax benefit of $(1,030) and $(905) for the three and six months ended April 30, 2005, respectively, and $(916) and $(1,114) for the same periods in fiscal 2004, respectively	(2,244)	(1,415)	(1,680)	(1,721)
Reclassification adjustment for realized gain (loss) on currency contracts, net of tax benefit of $(492) and $(1,343) for the three and six months ended April 30, 2005, respectively, and $(1,134) and $(2,663) for each of the same periods in fiscal 2004, respectively	(1,516)	(1,753)	(2,854)	(4,116)
Foreign currency translation adjustment	(972)	(1,313)	(2,455)	(93)
Total comprehensive income (loss)	$(9,357)	$23,870	$(27,880)	$54,586

(1) See Note 11 for further explanation.

7.                       EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share using the weighted-average number of common shares outstanding during the period. The Company computes diluted earnings (loss) per share using the weighted-average number of common shares and potential common shares outstanding under the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income (loss) per share to the weighted-average common shares used to calculate diluted net income (loss) per share.

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
	(in thousands)

Weighted-average common shares for basic net income (loss) per share	144,801	154,806	145,429	155,556
Weighted-average dilutive stock options outstanding under the treasury stock method	—	7,034	—	8,223
Weighted-average common shares for diluted net income (loss) per share	144,801	161,840	145,429	163,779

The effect of dilutive stock options outstanding excludes approximately 30.2 million and 2.5 million stock options for the three months ended April 30, 2005 and 2004, respectively,  and 41.1 million and 1.7 million stock options for the six months ended April 30, 2005 and 2004, respectively, which were anti-dilutive for net income (loss) per share calculations. No stock options were considered dilutive for the three and six months ended April 30, 2005 due to the net loss for such periods.

8.                       STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to employees. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees as awards are issued with exercise prices equal to the fair value of the common stock on the grant date. The Company reports the pro forma information below regarding net income (loss) and earnings (loss) per share as if the Company had accounted for employee stock awards under the fair value method as required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends.  The weighted-average expected life, risk-free interest rate and volatility for the three and six months ended April 30, 2005 and 2004 are comparable to those for the fiscal year ended October 31, 2004.

The Company’s unaudited pro forma net income (loss) and earnings (loss) per share data under SFAS 123 are as follows:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss), as reported	$(4,972)	$28,739	$(19,297)	$60,891
Add: Stock-based employee compensation included in net income	560	836	1,137	1,977
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(20,298)	(20,320)	(40,586)	(42,484)
Pro forma net income (loss) under SFAS 123	$(24,710)	$9,255	$(58,746)	$20,384
Earnings (loss) per share — basic
As reported under APB 25	$(0.03)	$0.19	$(0.13)	$0.39
Pro forma under SFAS 123	$(0.17)	$0.06	$(0.40)	$0.13
Earnings (loss) per share — diluted
As reported under APB 25	$(0.03)	$0.18	$(0.13)	$0.37
Pro forma under SFAS 123	$(0.17)	$0.06	$(0.40)	$0.13

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which, under the current timetable for effectiveness, Synopsys will be required to follow beginning in its first quarter of fiscal 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to the Company’s employee stock options and employee stock purchase plans. As noted above, currently the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The resulting substantial additional compensation expense will have a material adverse effect on the Company’s reported results of operations. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R and have not determined whether the adoption will result in amounts that are different than the current pro forma disclosures under SFAS 123.The table above provides the pro forma net income (loss) and earnings (loss) per share as if the Company had used a fair-value-based method similar to one of the methods permitted under SFAS 123R to measure the compensation expense for employee stock awards during the three- and six-month periods ended April 30, 2005 and 2004.

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

Revenue and property and equipment, net, related to operations in the United States and other geographic areas were:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
	(in thousands)
Revenue:
North America	$129,616	$156,505	$261,286	$316,633
Europe	39,914	39,817	76,630	88,055
Japan	40,787	58,704	86,824	97,308
Other	34,022	39,578	60,903	77,872
Consolidated	$244,339	$294,604	$485,643	$579,868

	APRIL 30, 2005	OCTOBER 31, 2004
	(in thousands)
Property and equipment, net:
North America	$152,095	$153,604
Other	23,530	24,551
Consolidated	$175,625	$178,155

Geographic revenue data for multi-region, multi-product transactions reflects internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

For management reporting purposes, the Company organizes its products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property and Design for Manufacturing and Professional Service & Other. The Company includes revenue from companies or products it has acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, the Company allocates software maintenance revenue to the products to which those support services relate.

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
	(in thousands)
Revenue:
Galaxy Design Platform	$135,125	$186,993	$277,654	$366,388
Discovery Verification Platform	50,619	58,539	102,748	117,334
Intellectual Property	18,703	18,801	34,048	36,328
Design for Manufacturing	25,105	20,495	48,563	41,244
Professional Services & Other	14,787	9,776	22,630	18,574
Consolidated	$244,339	$294,604	$485,643	$579,868

10.                 RELATED PARTY TRANSACTIONS

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 13% of the Company’s total revenue for both the three and six months ended April 30, 2005, respectively, and approximately 10% of the Company’s total revenue for both the three and six months ended April 30, 2004, respectively. Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, also served on the Company’s Board of Directors between January 1999 and May 2005. Management believes all transactions between the two parties were carried out on an arm’s length basis.

11.                 OTHER INCOME (EXPENSE)

The following table presents a summary of other income (expense) components:

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Interest income, net	$1,980	$1,615	$3,773	$3,082
Gain (loss) on sale of investments, net of investment write-downs	(1,311)	719	(2,566)	(641)
Foreign currency exchange gain	91	(23)	2,324	94
Correction of an error in accounting for certain hedging transactions	—	—	2,958	—
Other	562	(1,386)	32	(2,679)
Total	$1,322	$925	$6,521	$(144)

In the first quarter of fiscal 2005, the Company reevaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the Company’s hedging program. To correct the error, the Company reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the six months ended April 30, 2005.

12.  CONTINGENCIES

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against the Company and certain of its officers alleging violations of the Securities Exchange Act of 1934. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired the Company’s stock during the period December 3, 2003 through August 18, 2004. The complaint alleges that the individual defendants caused the Company to make false and misleading statements about the Company’s business, forecasts and financial performance, and that certain Company officers or employees sold portions of their stock holdings while in the possession of material, adverse non-public information. The complaint does not specify the amount of damages sought. In November 2004, the Court appointed a lead plaintiff in the case.  In January 2005, the lead plaintiff, the Wu Group, filed an amended complaint.  The Company filed a motion to dismiss the amended complaint and a motion for sanctions in March 2005.  The Court has not ruled on either motion, nor has discovery commenced in the case. In addition, no trial date has been established. While management intends to defend against these federal securities claims vigorously, and the Company does not believe that this lawsuit will have a material effect on its financial position, results of operations or cash flows, there can be no assurance as to the ultimate disposition of this lawsuit. No amount has been accrued as a loss is not considered probable or estimable.

13.                 SUBSEQUENT EVENTS

On May 3, 2005, Synopsys borrowed $75.0 million against its existing credit facility in connection with the acquisition of Nassda Corporation, described below.  The Company repaid this amount in full as of May 27, 2005  (See Note 5—Credit Facility).

On May 11, 2005, the Company closed its acquisition of Nassda Corporation in an all-cash transaction for a purchase price of $7.00 per share and total payments of $200.2 million. Upon the closing date of the acquisition, Nassda had cash equivalents of $91.8 million. In addition, as required by the merger agreement, the Nassda officers, directors and employees who were defendants in the litigation between Synopsys and Nassda made settlement payments to Synopsys in the aggregate amount of $61.6 million. In approving the Nassda acquisition, the Company’s Board considered a number of factors, including its opinion that the settlement of the outstanding litigation between the Company and Nassda via an acquisition on the financial terms negotiated was in the best interests of the Company and its stockholders, and that the addition of Nassda’s full-chip circuit simulation and analysis software will broaden the Company’s offerings of transistor level circuit simulation tools, particularly in the area of mixed-signal and memory designs.

On May 13, 2005, Steven K. Shevick, Senior Vice President and Chief Financial Officer of the Company, notified the Company that he would resign from his position with the Company to pursue an opportunity with a private company outside of the EDA industry. Mr. Shevick’s resignation was not due to a disagreement with the Company known to an executive officer of the Company on any matter relating to the Company’s operations, policies or practices. On May 16, 2005, the Company’s Board of Directors appointed Rex S. Jackson, Senior Vice President and General Counsel of the Company, to the position of Acting Chief Financial Officer of the Company, as of the effective date of Mr. Shevick’s resignation.

At the Company’s Annual Meeting of Stockholders on May 23, 2005, the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Equity Incentive Plan and the reservation of an aggregate of 300,000 shares of common stock for issuance thereunder (the Directors Plan). The Directors Plan provides for an automatic, 30,000 share option grant to each non-employee member of the Company’s Board upon his or her initial appointment or election. The exercise price per share is 100% of the fair market value of the Company’s common stock on the grant date and options vest in equal annual installments on the date preceding each of the first four annual meetings following the grant date, assuming continued Board service through each vesting date. In addition, upon reelection, each non-employee Board member would receive either (1) an option grant (with the number of shares determined so that the aggregate “fair value” of the grant, calculated using the option pricing model used to estimate the value of compensatory stock options in the Company’s financial statements, would equal the annual cash retainer (currently $125,000) then paid to non-employee Board members) or (2) a restricted stock grant (with the number of shares subject to the award determined so that the fair market value of the restricted stock grant on the date of grant would equal the annual cash retainer then paid to non-employee Board members). The option grant or restricted stock vests in a series of 36 successive equal monthly installments from the grant date, assuming continued Board membership through each vesting date. Pursuant to the Directors Plan, the Company granted each of the six non-employee members of the Board 7,010 shares of restricted stock on May 23, 2005. The Directors Plan expires on the day immediately preceding the Company’s 2007 Annual Meeting of Stockholders.

Also on May 23, 2005, the stockholders approved two amendments to the Company’s Employee Stock Purchase Plan, including the international component which the Company refers to as the International Employee Stock Purchase Plan (collectively, the Purchase Plan) increasing (1) the number of common shares issuable under the Purchase Plan by 4,000,000 shares, and (2) the aggregate number of common shares purchasable on a worldwide basis by all participants on any one semi-annual purchase date from 1,000,000 shares to 2,000,000 shares. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period.

In addition, on May 23, 2005, the stockholders approved an employee option exchange program by which the Company would offer to exchange stock options currently outstanding under all of its stock plans, including plans assumed in acquisitions, with exercise prices equal to or greater than $25.00 per share (the Eligible Options) for a lesser number of new options (the New Options)  in accordance with specified exchange ratios.  Employees are eligible to participate in the offer to exchange if they were employed by the Company or one of its subsidiaries or branches as of May 25, 2005, remain employed through the expiration date of the offer to exchange and hold Eligible Options.  Our executive officers and members of our Board of Directors are not eligible to participate. The Company commenced the offer to exchange on May 25, 2005 and it is scheduled to expire on June 22, 2005, unless extended or terminated by the Company as provided in the offer materials filed with the Securities and Exchange Commission. The New Options will be accounted for using variable option accounting.

Finally, in connection with an IRS audit of our United States federal income tax returns for fiscal years 2000 and 2001, on May 31, 2005 we received a Notice of Proposed Adjustment (NOPA) in which the IRS claims a very large increase to our U.S. taxable income which could result in a commensurate increase in our U.S. income taxes payable.  The most significant of the claimed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We expect to receive a Revenue Agent’s Report with respect to this claim in due course in which we anticipate the IRS will assert a significant aggregate tax deficiency, plus interest and possible penalties. We believe the claimed IRS adjustments are inconsistent with applicable tax laws and that we have meritorious defenses to the proposed adjustments.  Accordingly, we intend to oppose the claimed adjustments vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Item 1 of this report. This discussion contains forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties,  including the risk factors set forth in this discussion, especially under the caption “Factors that May Affect Future Results,” and elsewhere in this Form 10-Q. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of such terms,  or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements.

Overview

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

Beginning in late calendar 2000, the semiconductor industry experienced its steepest and longest downturn of the past 20 years. Semiconductor industry sales dropped approximately 46% from late 2000 to early 2002 and then recovered slowly into 2003. Throughout this period, our customers took many steps to reduce their expenses, including constraining R&D and EDA expenditures, reducing the number of design engineers they employed, cutting back on their design starts, purchasing from fewer suppliers, and requiring more favorable pricing, payment and license terms from those suppliers, as well as pursuing consolidation within their own industry. Further, during this downturn, many semiconductor design companies failed or were acquired and the pace of investment in new companies declined.

The Semiconductor Industry Association (SIA) reported semiconductor industry growth of approximately 18% in 2003 and 29% in 2004. Historically, growth in semiconductor sales has been followed by growth in semiconductor R&D spending, which in turn has led to subsequent growth in EDA expenditures. We estimate R&D spending among large semiconductor companies increased approximately 10% from 2003 to 2004. However, despite expectations that prior trends would reoccur, EDA spending in 2003 and 2004 did not, in fact, track the upturn in the semiconductor industry.

We believe this occurred for a number of reasons. First, in light of the severity of the 2000-2002 downturn, we believe customers’ intense focus on expense reduction continued even after the downturn ended, and that, as a result, they now generally approach spending more conservatively. Second, the consumer electronics market, where product price is a primary competitive factor, has been a key driver of the semiconductor industry’s recovery.  This factor has further increased pressure on our customers to control costs, including by limiting their EDA spending.

In addition to these broader trends, we believe our customers turned more cautious about their own business outlook in mid-calendar 2004 due to a number of factors, including lack of visibility into their own future results, unexpected inventory buildup in the semiconductor supply chain and concerns about the industry’s growth prospects in 2005.  These developments materially and adversely affected both our bookings and revenue for the third quarter and full-year fiscal 2004.  Our orders for fiscal 2004 were $956 million, down from $1.37 billion in fiscal 2003. Our revenue was $1.09 billion in fiscal 2004, down from $1.18 billion in fiscal 2003, particularly impacted by our customers’ increasing unwillingness to agree to the shorter payment terms we require to recognize upfront revenue and by the further license model shift described below.

Following the third quarter of fiscal 2004, we re-evaluated customer demand for upfront licenses. Recognizing our customers’ increased preference for conserving cash by paying for licenses over time rather than upfront, effective in the fourth quarter of fiscal 2004 we shifted our target license mix to consist almost entirely of time-based licenses, in which customers typically pay the license fee ratably over the term of the license. As a result, upfront licenses have constituted approximately 7% or less of our license orders in each of the three quarters since this shift compared to an average of approximately 26% since the introduction of time-based licenses in August 2000 through the third quarter of fiscal 2004.

We believe this model shift meets our customers’ needs, improves the predictability of our business and helps us preserve the value of our technology by reducing the need to book a given license or licenses at the end of a quarter to generate current quarter revenue. However, in the near term this shift has negatively impacted our revenue, earnings and cash flow from operations over the last three quarters, and we expect this shift will cause revenue, earnings and cash flow from operations for the third quarter and full-year fiscal 2005 to be below the comparable periods in fiscal 2004.

We continue to believe that, over the long-term, EDA spending growth will continue to depend on growth in semiconductor R&D spending and on continued growth in the overall semiconductor market. The SIA has forecasted flat semiconductor revenues in 2005 and modest growth in 2006. With this measured industry outlook, we believe EDA customers will continue to spend cautiously and focus intently on cost controls, contributing to a similarly flat environment for spending on EDA products.

Synopsys is under no obligation (and expressly disclaims any such obligation) to update or alter any of the information contained in this Overview, whether as a result of new information, future events or otherwise, expect to the extent required by law.

Product Developments for the Three Months Ended April 30, 2005

During the second quarter of fiscal 2005, we announced or introduced a number of new products and related developments, including:

•                                          We announced the beta release of our next generation physical design solution, IC Compiler, which provides concurrent physical synthesis, clock tree synthesis, routing, yield optimization and sign-off correlation for significant improvements in design performance and productivity.  We expect to release IC compiler for general availability to our customers in June 2005.

•                                          We announced Prime Rail, our comprehensive solution for timing, signal integrity and power network sign-off.

•                                          Our DesignWare® Universal Serial Bus (USB) On-The-Go (OTG) digital core and physical interfaces IP became the first complete OTG IP solution to be certified by the USB Implementers Forum (USB-IF), helping ensure DesignWare users of interoperability with Hi-Speed USB PCs and Hi-Speed USB OTG products.

•                                          A major Chinese foundry standardized on our Design for Manufacturing tool suite, reducing its mask turnaround time.

•                                          Customers continued to adopt our VCS® comprehensive RTL verification solution, now including native test bench technology to offer up to 5x faster verification performance.

Financial Performance for the Three Months Ended April 30, 2005

•                                          Our book-to-bill ratio in the second quarter of fiscal 2005 was between 1.1 and 1.2, compared to between 1.0 and 1.1 in the second quarter of fiscal 2004, driven by strong orders for our Design for Manufacturing and Verification products, through current quarter bookings were lower in absolute dollar terms.

•                                          Revenue was $244.3 million, down 17% from $294.6 million for the three months ended April 30, 2004, primarily reflecting our fourth quarter fiscal 2004 license model shift, which significantly reduced upfront license and maintenance revenue.

•                                          Time-based license revenue increased 8% from $162.9 million in the second quarter of fiscal 2004, to $175.8 million in the current quarter, primarily reflecting the phase-in of our further license model shift as time-based orders booked in prior periods contribute revenue to future periods.

•                                          Upfront license revenue declined 77% from $75.8 million in the second quarter of fiscal 2004 to $17.2 million in the current quarter, reflecting our license model-driven decline in upfront license bookings from 42% in the prior quarter to 6% in the current quarter.

•                                          For the quarter, we derived approximately 9% of our software revenue from upfront licenses and 91% from time-based licenses, versus approximately 32% and 68%, respectively, for the second quarter of fiscal 2004, reflecting our license model shift. Also as a result of this shift, for the second quarter of fiscal 2005, we derived approximately 92% of our revenue from backlog attributable to prior period time-based license bookings.

•                                          Maintenance revenue declined by 22% from $44.5 million in the second quarter of fiscal 2004 to $34.8 million, driven by the lower level of upfront orders under our new license model (which reduces new maintenance orders since maintenance is included with the license fee in time-based licenses and not reported separately) and by non-renewal of maintenance by certain existing perpetual license customers.

•                                          Professional service and other revenue, at $16.6 million, increased 46% from $11.4 million for the second quarter of fiscal 2004 due to the timing of formal customer acceptance of performance milestones under ongoing contracts and to the fact that our professional services staff continues to be fully booked.

•                                          Net loss was $(5.0) million compared to net income of $28.7 million in the second quarter of fiscal 2004, primarily due to decreased upfront license revenue resulting from our further license model transition and increased sales commissions driven by higher shipments and commission rates in the current quarter, partially offset by an income tax benefit due to our loss position for the quarter.

•                                          Net cash provided by operations for the first six months of fiscal 2005 increased to $130.6 million compared to $101.7 million for the first six months of fiscal 2004, driven primarily by a lower level of foreign income tax payments in the current period.

•                                          We repurchased 2.6 million shares of our common stock in the second quarter for approximately $45.0 million.

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

Our customers often renew their TSLs and term licenses with us prior to, and sometimes well before, expiration of the original license. In a renewal transaction, we may either replace the pre-existing arrangement with an entirely new arrangement or maintain two agreements. Where we replace the existing agreement, we supersede the original arrangement and thereafter deliver software and recognize revenue based upon the type of license reflected in the new agreement. Where we maintain two agreements, we recognize revenue on the new incremental agreement based upon the new license type purchased. If we grant extended payment terms (as discussed below), we recognize license revenue as payments become due and payable.

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

•     Term and Perpetual Licenses with Extended Payment Terms. For term and perpetual licenses where less than a substantial portion of the term license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable.

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

We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to consulting. Accordingly, assuming all other revenue recognition criteria are met, we recognize revenue from perpetual and term licenses upon delivery using the residual method in accordance with SOP 98-9, recognize revenue from maintenance ratably over the maintenance term and recognize consulting revenues as the related services are performed and accepted.

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

Description of Other Critical Accounting Policies. Other than our revenue recognition policy, which is summarized above, our critical accounting policies reflecting these estimates and judgments are described in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, filed with the SEC on January 12, 2005. We have not changed those policies since that date. Investors should therefore read this Item 2 in conjunction with that description.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services. Under the accounting rules and policies applicable to different kinds of licenses, orders we receive for software licenses and services turn into revenue on our income statement at varying rates. In general, our software license orders turn to revenue ratably over the license term (a “time-based license,” or “TBL”; substantially all of our time-based licenses are technology subscription licenses, or “TSLs,” and average approximately three years), or turn to revenue at the time the license is shipped (an “upfront license”). Maintenance orders generally turn to revenue ratably over the maintenance period. Professional service orders generally turn to revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policies can be found above under Critical Accounting Policies.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, maintenance, professional service and upfront license revenue. Time-based license revenue in any quarter is derived almost entirely from TSL orders received and delivered in prior quarters; since our TSL orders generally yield revenue ratably over a typical term of three years, a TSL order contributes at most one-twelfth of its aggregate booking value into revenue in the quarter it is booked. Maintenance revenue in any quarter is similarly derived largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a typical term of one year. Professional Service revenue is also derived almost entirely from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked. Any order or portion thereof that does not turn to revenue in the quarter in which it is received is added to our backlog and generally recognized in future periods. Upfront license revenue is derived directly from upfront license orders booked and shipped during the quarter.

Given the different revenue impacts of TSLs compared to upfront licenses in any given fiscal quarter, our license revenue is very sensitive to the mix of time-based and upfront licenses delivered during the quarter. A TSL order typically results in ratable revenue over the term of the license, yielding lower current quarter revenue. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, upfront licenses generate higher current quarter revenue but no future revenue (e.g., a $120,000 order for an upfront license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue).  TSLs also shift maintenance revenue to time-based license revenue since maintenance is included in TSLs, while maintenance on upfront orders is charged and recognized separately.

License Order Mix

The percentage of upfront licenses we book is driven by a number of factors, including the level of overall license orders, customer demand, preferred customer payment terms and requested customer ship dates. Beginning in August 2000, when we adopted TSLs, we maintained a target license mix of approximately 75% TSLs and 25%  upfront licenses, based on our expectations of total orders and our assessment of the demand for upfront licenses. As a result of reduced customer demand for upfront licenses as described above in “Business Environment,” we shifted to an almost completely time-based license model in the fourth quarter of fiscal 2004. Our actual license order mix for the last nine fiscal quarters is set forth below.

	Q2- 2005	Q1- 2005	Q4- 2004	Q3- 2004	Q2- 2004	Q1- 2004	Q4- 2003	Q3- 2003	Q2- 2003
Upfront licenses	6%	3%	7%	20%	42%	57%	33%	21%	26%
Time-based license	94%	97%	93%	80%	58%	43%	67%	79%	74%

In certain cases, our time-based and upfront term license agreements provide the right to re-mix a portion of the software initially licensed for other Synopsys products. The customer’s re-mix of product, when allowed under the license arrangement, does not alter the timing of recognition of the license fees paid by the customer. However, because in such cases the customer does not need to obtain a new license and pay additional license fees to use the additional products, these arrangements could result in reduced revenue to the Company compared to licensing the individual products separately.

Total Revenue

	APRIL 30,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$244.3	$294.6	$(50.3)	(17)%
Six months ended	$485.6	$579.9	$(94.3)	(16)%

The decrease in total revenue for the current periods compared to the comparable periods in fiscal 2004 was due primarily to our further license model shift begun in the fourth quarter of fiscal 2004, which significantly reduced both upfront license fees and maintenance revenue in the current periods. As a result of this shift, we expect total reported revenue under the more ratable model for the third quarter and full fiscal year 2005 to be below the comparable periods in fiscal 2004.

Time-based License Revenue

	APRIL 30,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$175.8	$162.9	$12.9	8%
Percentage of total revenue	72%	55%
Six months ended	$362.1	$333.5	$28.6	9%
Percentage of total revenue	75%	58%

The increase in time-based license revenue in the three and six months ended April 30, 2005 compared to the same periods in fiscal 2004 was primarily due to our recent license model shift.

With our shift in the fourth quarter of fiscal 2004 to an almost completely ratable license model, we expect an additional phase-in period during which our TBL revenue should continue to increase in both dollar terms and as a percentage of total revenue even if the overall level of TBL orders does not grow in the near term, and could increase in the short term even if the overall level of TBL orders in any period declines. Over the long term, as we complete this further transition, we expect TBL revenue to more closely track TBL order trends.

Upfront License Revenue

	APRIL 30,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$17.2	$75.8	$(58.6)	(77)%
Percentage of total revenue	7%	26%
Six months ended	$28.0	$135.3	$(107.3)	(79)%
Percentage of total revenue	6%	23%

The decrease in upfront license revenue, both in terms of percentage of revenue and in absolute dollar terms, for the three and six months ended April 30, 2005 compared to the same periods in fiscal 2004 was primarily due to the fact that Synopsys booked a substantially higher-than-average percentage of its orders as upfront licenses in the second quarter of fiscal 2004 and subsequently shifted to a higher ratable license mix in the fourth quarter of fiscal 2004. As a result of the license model shift, we expect upfront revenue for the third quarter and full-year fiscal 2005 to be below comparable periods in fiscal 2004 in both dollar terms and as a percentage of total revenue.

Unfilled upfront license orders were approximately $5 million at April 30, 2005 compared to $32 million as of April 30, 2004. Unfilled upfront license orders represent non-cancelable license orders that have been received from our customers for the license of our software products but were not shipped as of the end of the applicable fiscal period. We generally ship our software products promptly after acceptance of customer orders. However a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers; the effect of the related license revenue on our business plan; the amount of upfront software license orders received in the quarter; the amount of upfront software license orders shipped in the quarter; the degree to which upfront software license orders received are concentrated at the end of a quarter; and our operational capacity to fulfill upfront software license orders at the end of a quarter.

Service Revenue

	APRIL 30,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Maintenance revenue	$34.8	$44.5	$(9.7)	(22)%
Professional service revenue	16.6	11.4	5.2	46%
Total service revenue	$51.4	$55.9	$(4.5)	(8)%
Percentage of total revenue	21%	19%

Six months ended
Maintenance revenue	$71.0	$89.6	$(18.6)	(21)%
Professional service revenue	24.6	21.4	3.2	15%
Total service revenue	$95.6	$111.0	$(15.4)	(14)%
Percentage of total revenue	20%	19%

Our maintenance revenue has declined due to (i) the continued shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, (ii) non-renewal of maintenance by certain customers on perpetual or other upfront licenses, and (iii) to a lesser extent, the pricing of maintenance on perpetual license transactions above $2 million, which is substantially lower than the rates on standard perpetual licenses. With our license model shift, we expect progressively more of our maintenance revenue to be included in our overall TSL revenue, and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would adversely affect future maintenance revenue.

Professional service and other revenue increased for the three and six months ended April 30, 2005 compared to the same periods in fiscal 2004 due to timing of formal customer acceptance of performance milestones under ongoing projects and to the fact that our professional services staff continues to be fully booked. Because recognition of professional service revenue depends upon completion of contract milestones, customer schedules and other contract terms, our professional service revenue is likely to continue fluctuating quarter to quarter. Capacity constraints have limited our professional service bookings growth in the past and we expect these constraints to continue limiting our professional service bookings growth during the remainder of fiscal 2005.

Total maintenance and service revenue as a percentage of total revenue for the three and six month periods ended April 30, 2005 remained relatively stable compared to the same periods in fiscal 2004 due to the fact that total maintenance and service revenue decreased by a similar percentage as the decrease in total revenue for the current periods.

Revenue—Product Groups. For management reporting purposes, we organize our products and services into five groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property, Design for Manufacturing and Professional Service & Other.

Galaxy Design Platform. Our Galaxy Design Platform includes our logic synthesis, physical synthesis, physical design, timing analysis, signal integrity analysis and physical verification products, as well as certain analog and mixed-signal tools. Our principal products in this category are our Design Compiler® synthesis product, Physical Compiler® physical synthesis tool, IC Compiler physical design solution, Module Compiler™ data path design product, Power Compiler™ power management product, DFT Compiler™ design for test tool, JupiterXT™ design planning product, Apollo™ and Astro™ place and route products, PrimeTime®/PrimeTime® SI timing analysis products, Prime Rail timing, signal integrity and power solution, Tetra Max® test pattern generation product family, Star RXCT™ extraction product and Hercules™ physical verification tool, as well as our Milkyway™ common design data repository.

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

Intellectual Property. Our IP solutions include our DesignWare®Foundation Library of basic chip elements, DesignWare Verification Library of chip function models and DesignWare Cores, pre-designed and pre-verified digital and mixed-signal design blocks that implement many of the most important industry standards, including USB (1.1, 2.0 and On-the-Go), PCI (PCI, PCI-X and PCI-Express) and JPEG.

Design for Manufacturing. Our Design for Manufacturing products and technologies address the mask-making and yield enhancement challenges of very small geometry ICs and include our TCAD device modeling products, Proteus™/InPhase optical proximity correction products, phase-shift masking technologies, SiVL® layout verification product, CATS® mask qualification product and Virtual Stepper® mask qualification product.

Professional Service & Other. Our Professional Services group provides consulting services, including design methodology assistance, specialized systems design services, turnkey design and training.

The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the last eight quarters. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance revenue, which represented approximately 14% and 15% of our total revenue for the three months ended April 30, 2005 and 2004, respectively, to the products to which those support services related.

	Q2-2005	Q1 2005	Q4- 2004	Q3- 2004	Q2- 2004	Q1- 2004	Q4- 2003	Q3- 2003
Galaxy Design Platform	55%	59%	60%	61%	64%	63%	62%	64%
Discovery Verification Platform	21	22	21	21	20	21	22	20
IP	8	6	6	7	6	6	7	8
Design for Manufacturing	10	10	9	7	7	7	5	5
Professional Service & Other	6	3	4	4	3	3	4	3
Total	100%	100%	100%	100%	100%	100%	100%	100%

For the most part, the respective revenue contributions from our different groups have been relatively stable over the eight-quarter period shown in the table above. This stability is principally due to the fact that most of our customers purchase multiple products from us, and do so under TSLs, for which revenue is recognized ratably over the term of the license. Accordingly, significant changes in revenue contribution from different groups have been driven primarily by one-time events, such as acquisitions, by the mix of upfront versus time-based orders received for certain products during a given quarter or, in the case of professional services, by the timing of formal customer acceptance of performance milestones under ongoing contracts.

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

Factors Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.  During the six months ended April 30, 2005 and April 30, 2004, we temporarily shut down operations in North America for four days and three days, respectively, as a cost-saving measure, resulting in the following savings:

	SIX MONTHS ENDED APRIL 30,
	2005	2004
	(in thousands)
Cost of revenue	$856	$604
Research and development	1,889	1,372
Sales and marketing	1,169	871
General and administrative	514	423
Total	$4,428	$3,270

We did not shut down operations during the three months ended April 30, 2005 or 2004.

Functional Allocation of Operating Expenses

Historically, we allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, upon a significant change in headcount (as in the case of a workforce reduction, realignment or acquisition), or as a result of other business-related factors, management reviews the allocation methodology and the expenses included in the allocation pool. Management conducted such a review with respect to the workforce realignment effective in fiscal 2004 and the ISE acquisition completed in the first quarter of fiscal 2005. The resulting expense allocations may contribute significantly to fluctuations in individual operating expenses from period to period.

Cost of Revenue

	APRIL 30		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Cost of license revenue	$23.2	$22.2	$1.0	5%
Cost of maintenance and service revenue	18.4	17.0	1.4	8%
Amortization of intangible assets and deferred stock compensation	28.1	25.7	2.4	9%
Total	$69.7	$64.9	$4.8	7%
Percentage of total revenue	29%	22%
Six months ended
Cost of license revenue	$48.0	$42.5	$5.5	13%
Cost of maintenance and service revenue	35.5	32.5	3.0	9%
Amortization of intangible assets and deferred stock compensation	56.2	51.0	5.2	10%
Total	$139.7	$126.0	$13.7	11%
Percentage of total revenue	29%	22%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue and amortization costs.  In the six months ended April 30, 2005, we revised our methodology for allocating and reporting cost of revenue externally to better align costs of revenue with the appropriate revenue categories.  We have reclassified cost of revenue for the six months ended April 30, 2004 to conform to the new allocation methodology.  In addition, we have segregated expenses directly associated with providing consulting and training from costs of revenue associated with internal functions which provide license delivery and post-customer contract support services.   Management then allocates these group costs between cost of license revenue and cost of maintenance and service revenue based on revenue reported during the quarter.  In general, our total cost of revenue is relatively fixed and does not fluctuate significantly with changes in revenue or license mix.

Cost of license revenue.  Cost of license revenue includes costs associated with the sale and licensing of our software products, both ratable and upfront.  Cost of license revenue includes the allocated cost of employee salary and benefits for providing software delivery, including software production costs, product packaging, amortization of capitalized software development costs related to Synopsys products, documentation and royalties payable to third party vendors.

Cost of maintenance and service revenue.  Cost of maintenance and service revenue includes employee salary and benefits for consulting professionals and associated costs to maintain the related infrastructure necessary to manage a services and training organization. Further, cost of maintenance and service revenue includes allocated costs of employee salary and benefits for providing customer services, such as hot-line and on-site support, production employees and documentation of maintenance updates.

Amortization costs.  See Amortization of Intangible Assets and Deferred Stock Compensation below for information regarding the amount of amortization charged to cost of revenue for the relevant periods.

The dollar increases in total cost of revenue for the three and six months ended April 30, 2005 are primarily due to (i) an increase in compensation and employee benefits of  $3.3 million and $6.8 million, respectively, due to our increased investment in personnel associated with our professional services organization; and (ii) an increase of $2.4 million and $5.2 million, respectively, in amortization of core/developed technology recorded as a result of our acquisitions completed during fiscal 2004 and the three and six months ended April 30, 2005.  Total cost of revenue as a percentage of total revenue for the three and six months ended April 30, 2005 increased from the same periods in fiscal 2004 due to the increase in core/developed technology amortization costs and the fact that growth in costs exceeded growth in revenues, which was affected by our change to a more ratable license model in fiscal 2004.

We expect cost of revenue in total to decrease during the second half of fiscal 2005 compared to the first half primarily due to a decrease in amortization expense as amortization expenses related to core and developed technology from acquisitions completed in fiscal 2002 are completely amortized, partially offset by amortization expenses from the Nassda acquisition which will commence during the third quarter.

Operating Expenses

Research and Development

	APRIL 30,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$80.0	$70.1	$9.9	14%
Percentage of total revenue	33%	24%
Six months ended	152.9	$140.5	12.4	9%
Percentage of total revenue	32%	24%

For the three months ended April 30, 2005, the increase is primarily due to (i) an increase of $4.6 million in research and development personnel and related costs as a result of acquisitions and our continued efforts to expand our investment in research and development activities, (ii) an accrual of $3.8 million in compensation expected to be due to former ISE employees now employed by Synopsys based upon probable achievement of certain sales and employee retention milestones,  and (iii) an increase of $1.3 million in human resources, information technology and facilities costs reported under this line item compared to the same period in fiscal 2004 as a result of a change in allocation of certain operating expenses. See Functional Allocation of Operating Expenses above.  This increase is moderated by a shift in hiring to lower cost geographies.

For the six months ended April 30, 2005, the increase is primarily due to (i) an increase of $8.5 million in research and development personnel and related costs as a result of acquisitions, and (ii) an accrual of $3.8 million in compensation expected to be due to former ISE employees now employed by Synopsys as described above, moderated to some extent by a shift in hiring to lower cost geographies.

The addition of research and development personnel from the Nassda acquisition will impact research and development expenses in the second half of fiscal 2005.

Sales and Marketing

	APRIL 30,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$80.8	$74.9	$5.9	8%
Percentage of total revenue	33%	25%
Six months ended	164.8	$145.6	$19.2	13%
Percentage of total revenue	34%	25%

For the three months ended April 30, 2005, the increase is primarily due to (i) an increase of $4.2 million in sales commissions and other business performance related compensation resulting from increased shipments and meeting incentive objectives in the three months ended April 30, 2005 compared to the same period in fiscal 2004, (ii) an increase in the commission rate applied to shipments beginning in fiscal 2005, and (iii) an increase in base compensation of $3.4 million due to increased headcount when compared to the same period in fiscal 2004.  These increased expenses are partially offset by a decrease of $1.7 million in employee functions and continuing cost controls applied to our marketing activities.

For the six months ended April 30, 2005, the increase is primarily due to (i) an increase of $18.0 million in sales commissions and other business performance related compensation resulting from increased shipments and meeting incentive objectives in the six months ended April 30, 2005 compared to the same period in fiscal 2004, (ii) an increase in the commission rate applied to shipments beginning in fiscal 2005 and (iii) an increase in base compensation of $3.4 million due to increased headcount when compared to the same period in fiscal 2004. This increase is partially offset by a decrease of $2.3 million in employee functions due to our decision to cancel an annual sales event in fiscal 2005 and continuing cost controls applied to our marketing activities.

General and Administrative

	APRIL 30,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$25.3	$38.5	$(13.2)	(34)%
Percentage of total revenue	10%	13%
Six months ended	$49.5	$67.6	$(18.1)	(27)%
Percentage of total revenue	10%	12%

General and administrative expenses were higher for the three months ended April 30, 2004 than in the current quarter primarily due to (i) the $10.0 million merger termination fee paid to Monolithic System Technology, Inc. (MoSys) in the prior quarter, (ii) a net decrease of $2.0 million in bad debt expense for the current period due to successful collection efforts and changes in the provision for doubtful accounts and (iii) $1.7 million in professional services incurred in connection with the proposed acquisition of MoSys expensed in the prior quarter. The decrease in the current quarter is partially offset by an increase of $1.4 million in consulting costs related to market and internal business process analyses incurred in the second quarter of fiscal 2005.

General and administrative expenses were higher for the six months ended April 30, 2004 than the current six-month period primarily due to (i) the $10.0 million merger termination fee paid to MoSys in the prior period, (ii) a net decrease of $4.8 million in bad debt expense for the current period due to successful collection efforts and changes in the provision for doubtful accounts, (iii) $3.9 million in facilities costs in the prior period associated with the closing of facilities as planned under our workforce realignment initiated in fiscal 2003 and completed in the first quarter of fiscal 2004, and  (iv) $1.7 million in professional services incurred in connection the proposed acquisition of MoSys expensed in the second quarter of fiscal 2004. The current period decrease is partially offset by (i) an increase of $2.0 million in consulting costs related to market and internal business process analyses incurred in the second quarter of fiscal 2005 and (ii) an increase of $1.1 million in depreciation expense relating to increased investment in computing infrastructure.

In-Process Research and Development.  We recorded a $5.7 million in-process research and development (IPRD) charge related to our acquisition of ISE in the six months ended April 30, 2005. At the date of the ISE acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition date. We had no IPRD charges during the three and six months ended April 30, 2004.

Amortization of Intangible Assets and Deferred Stock Compensation.  Amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three and six months ended April 30, 2005.  Deferred stock compensation represents the intrinsic value of unvested stock options assumed in connection with prior year acquisitions.  The deferred stock compensation is amortized over the options’ remaining vesting period of one to three years.  Generally, amortization of deferred stock compensation will decrease over time as the assumed stock options vest.  Amortization expense is included in the unaudited condensed consolidated statements of income as follows:

	APRIL 30,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Included in cost of revenue	$28.1	$25.7	$2.4	9%
Included in operating expenses	8.8	8.6	0.2	2%
Total	$36.9	$34.3	$2.6	8%
Percentage of total revenue	15%	12%

Six months ended
Included in cost of revenue	$56.2	$51.0	$5.2	10%
Included in operating expenses	17.7	17.9	(0.2)	(1)%
Total	$73.9	$68.9	$5.0	7%
Percentage of total revenue	15%	12%

The increase in amortization of intangible assets and deferred compensation for the three and six months ended April 30, 2005 is primarily due to additional amortization of assets acquired in fiscal 2004 partially offset by the declining amounts of amortization related to deferred compensation recorded in prior year acquisitions.  See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts. Future amortization costs will be driven by future acquisitions.

Operating Margin

Our operating margin declined to approximately (8)% and (9)% in the three and six months ended April 30, 2005, respectively, compared to approximately 13% and 14% in the same periods in fiscal 2004, primarily due to (i) lower overall revenue in fiscal 2005 as a result of decreased upfront revenue following our further license model transition in the fourth quarter of fiscal 2004, (ii) higher cost of revenue to support increased field support headcount due to higher than expected utilization of our services organization, (iii) increased sales commission expense driven by higher shipments and higher commission rates in the current periods, (iv) an increase in research and development expenses primarily driven by the accrual of compensation expected to be due to former ISE employees now employed by Synopsys based upon probable achievement of certain sales and employee retention milestones, and (v) the write-off of in-process research and development expense relating to the ISE acquisition during the first quarter of fiscal 2005.

We anticipate our operating margins to improve during the second half of fiscal 2005 compared to the first half primarily due to a reduction in amortization expense for the third and fourth quarter of fiscal 2005 related to acquired intangible assets.

Other Income (Expense), Net

	APRIL 30,			DOLLAR	%
	2005	2004		CHANGE	CHANGE
	(dollars in millions)
Three months ended
Interest income, net	$2.0	$1.6		$0.4	25%
Gain (loss) on sale of investments, net of write-downs	(1.3)	0.7		(2.0)	(286)%
Foreign Currency exchange gain/(loss)	—	—		—	—
Foreign Currency exchange gain from disallowed hedges	—	—		—	—
Other	0.6	(1.4)		2.0	(143)%
Total	$1.3	$0.9		$0.4	44%

Six months ended
Interest income, net	$3.8	3.1		0.7	23%
Loss on sale of investments, net of write-downs	(2.6)	(0.6)		(2.0)	333%
Foreign Currency exchange gain	2.3	—		2.3	100%
Foreign Currency exchange gain from disallowed hedges	3.0	—		3.0	100%
Other	—	(2.7)		2.7	(100)%
Total	$6.5	(0.1	)(1)	6.6	(6600)%

(1) May not total due to rounding.

For the six months ended April 30, 2005, the increase is primarily due to the effect of the correction of the error in Synopsys’ accounting under SFAS 133 of certain prior year foreign currency hedge transactions.  See Note 11 to Notes to Unaudited Condensed Consolidated Financial Statements.

Income Tax Rate

Our effective tax rate for the three and six months ended April 30, 2005 was a tax benefit rate of 73.8% and 49.4%, respectively, due to our net loss. On a quarterly basis, we estimate our annual effective tax rate at the end of the interim period. Our estimates take into account estimates of annual pre-tax income (and losses), the geographic mix of pre-tax income (and losses), and our interpretations of tax laws and possible outcomes of current and future audits. Our effective tax rate for the three months ended January 31, 2005 was a tax benefit rate of 25.2% due to our net loss. Our tax benefit rate for the first quarter was lower primarily due to the recognition of a tax expense of $2.25 million arising from various state and foreign taxes which was treated as a discrete event allocable to the first quarter. In addition, changes in our estimates of annual pre-tax income (and losses) and the geographic mix of pre-tax book income (and losses) resulted in an increase in the tax benefit rate for the three months ended April 30, 2005.  Our effective tax rate for the three and six months ended April 30, 2004 was a tax expense rate of 25.4% and 25.8%, respectively.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by Internal Revenue Service (IRS) and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2000 and 2001, on May 31, 2005 we received a Notice of Proposed Adjustment (NOPA) in which the IRS claims a very large increase to our U.S. taxable income which could result in a commensurate increase in our U.S. income taxes payable.  The most significant of the claimed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We expect to receive a Revenue Agent’s Report with respect to this claim in due course in which we anticipate the IRS will assert a significant aggregate tax deficiency, plus interest and possible penalties. We believe the claimed IRS adjustments are inconsistent with applicable tax laws and that we have meritorious defenses to the proposed adjustments.  Accordingly, we intend to oppose the claimed adjustments vigorously.

Liquidity and Capital Resources

Our source of cash, cash equivalents and short-term investments has been funds generated from our business operations, including cash on hand from companies we have acquired.  Cash, cash equivalents and short-term investments decreased $54.7 million, or 9%, to $524.3 million as of April 30, 2005 from $579.0 million as of October 31, 2004.

Cash provided by operations is in part dependent upon the payment terms of our license agreements. Payment terms for time-based licenses are generally extended, with the license fee typically paid quarterly in even increments over the term of the license.  Conversely, for an upfront license, we require customers pay a substantial portion of the license fee within the first year. Accordingly, we generally receive cash from time-based licenses, the primary component of our business under our now almost fully ratable license model, later than from upfront licenses.

Cash provided by operations was $130.6 million for the six months ended April 30, 2005 compared to $101.7 million for the same period in fiscal 2004. The increase of $28.9 million was driven primarily by the absence in the current period of the following payments made during the first six months of fiscal 2004: (i) tax-related cash disbursements of $32.8 million in foreign income taxes paid during the three months ended January 31, 2004, and (ii) $11.0 million in disbursements associated with foreign value added taxes receivable and maintenance contracts for our design and information systems electronic infrastructure. These reductions in disbursements were partially offset by a $16.7 million reduction in cash collections for the six months ended April 30, 2005.

Accounts receivable, net of allowances, increased $2.5 million to $134.8 million as of April 30, 2005 from $132.3 million as of October 31, 2004. Days sales outstanding, calculated based on revenue for the six months ended April 30, 2005 and accounts receivable as of April 30, 2005, decreased to 50 days as of April 30, 2005 from 53 days as of October 31, 2004.

Cash used in investing activities was $63.8 million for the six months ended April 30, 2005 compared to $48.1 million for the same period in fiscal 2004. The $15.7 million increase in cash used  is due to an increase in net cash used for acquisitions of $91.3 million driven by our acquisition of ISE in the first quarter of this fiscal year, partially offset by decreases in capital expenditures of $2.7 million and net increases in sales of long and short-term investments of $34.1 million when compared to the same period of fiscal 2004.

Cash used in financing activities was $67.9 million for the six months ended April 30, 2005 compared to $120.3 million for the same period in fiscal 2004. The decrease in cash used of $52.4 million is primarily due to decreased purchases of shares of our common stock on the open market of $153.2 million, partially offset by a $100.8 million reduction in proceeds to Synopsys from  sales of shares of our common stock pursuant to our employee stock option plans.

We hold our cash, cash equivalents and short-term investments in the U.S. and in foreign accounts, primarily Ireland, Bermuda and Japan. As of April 30, 2005, we held an aggregate of $158.3 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $366.0 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan, we currently maintain a policy under APB 23, Accounting for Income Taxes-Special Areas, of permanently reinvesting such funds outside of the U.S.

In April 2004, we entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant.  In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of April 30, 2005, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants. Subsequent to quarter end, on May 3, 2005, we borrowed $75.0 million under this credit facility in connection with the acquisition of Nassda Corporation described below.  We repaid this amount in full as of May 27, 2005.

On May 11, 2005, we closed our acquisition of Nassda Corporation in an all-cash transaction for a purchase price of $7.00 per share and  total payments of $200.2 million. Upon the closing of the acquisition, Nassda had cash and cash equivalents of $91.8 million. In addition, as required by the merger agreement, the Nassda officers, directors and employees who were defendants in the litigation between Synopsys and Nassda made settlement payments to Synopsys in the aggregate amount of $61.6 million.

We believe our current cash, cash equivalents, short-term investments and cash generated from operations will satisfy our business requirements for at least the next twelve months.

Factors That May Affect Future Results

Weakness, budgetary caution or consolidation in the semiconductor and electronics industries may continue to negatively impact our business.

We generate substantially all of our revenue from the semiconductor and electronics industries. Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years. According to the Semiconductor Industry Association (SIA), the semiconductor industry grew by 18% in 2003 and 29% in 2004.  Historically, growth in semiconductor sales has been followed by growth in semiconductor R&D spending, which in turn has led to growth in EDA expenditures. We estimate that R&D spending among large semiconductor companies increased approximately 10% from 2003 to 2004. However, EDA industry revenue during the semiconductor industry recovery has not tracked the growth in R&D spending. In addition, the SIA has forecasted flat revenues for the semiconductor industry in 2005 and only modest growth in 2006. These trends and forecasts could have a material adverse effect on our results of operations.

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

The failure to meet the semiconductor industry’s demands for advancing EDA technology and continued cost reductions may adversely affect our financial results

SoC and IC functionality continues to increase while feature widths decrease, in turn substantially increasing the complexity, cost and risk of IC design and manufacturing. To address greater complexity, semiconductor designers and manufacturers demand continuous innovation from EDA suppliers. At the same time, as a result of pricing pressure on their own products and the 2000-2002 downturn, customers and potential customers are also seeking to buy more products from fewer suppliers and at reduced overall prices in an effort to reduce cost and risk. In order to succeed in this environment, we must successfully address our customers’ demands for significant R&D investments by us to meet their technology requirements, while also striving to reduce their overall costs and our operating costs. Failure to manage successfully these conflicting demands would materially and adversely affect our financial condition and results of operations.

The decline in new IC design starts, industry consolidation and other potentially long-term trends may adversely affect the EDA industry, including demand for our products and services.

The 2000-2002 downturn, the increasing complexity of SoCs and ICs and customers’ concerns about managing cost and risk have also led to the following potentially long-term negative trends:

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

•      Industry changes, plus the cost and complexity of IC design, may be leading some companies in these industries to limit their design activity in general, to focus only on one discrete phase of the design process while outsourcing other aspects of the design, or using Field Programmable Gate Arrays (FPGAs), an alternative chip technology.

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

•      Our major initiatives face intense competition and in some cases address emerging markets. We have invested significant resources into further development of the Galaxy Design Platform, integration of the Discovery Verification Platform and enhancement of its System Verilog features and development of our Design for Manufacturing and IP portfolios. It is difficult for us to predict the success of these initiatives. If we fail to expand revenue from our new initiatives at the desired rate, our business, results of operations and financial condition would be materially and adversely affected.

•      Price is an important competitive factor. Customers require a mix of price and tool performance that suits their needs; in some cases this may lead them to choose vendors based on price more than performance. In certain situations we must offer substantial discounts on our products to meet pricing set by the competition. If, as we expect, customers begin to consolidate their purchases with fewer vendors, some EDA suppliers may pursue a deep discount strategy. As a result, average prices for our products may decline. Alternatively, we may lose potential business to lower price competitors. In either case, our business, operating results and financial condition could be materially and adversely affected.

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

Some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods include, but are not limited to:

•      Beginning in the fourth quarter of fiscal 2004, we shifted our target license mix to consist almost entirely of time-based licenses. Time-based licenses yield less current period revenue and more future period revenue than upfront licenses. The license mix shift decreased revenue for fiscal 2004 and fiscal 2005 to date  and will result in lower revenue for the third quarter and full-year fiscal year 2005 compared to fiscal 2004.

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

•      Certain of our upfront and time-based license agreements provide the right to re-mix a portion of the software initially subject to the license for other Synopsys products. For example, a customer may use our front-end design products for a portion of the term of its license and then re-mix such products for back-end placement software for the remainder of the term in order to complete the customer’s IC design. While this practice helps assure the customer’s access to the complete design flow needed to manufacture its product, use of these arrangements could result in reduced revenue compared to licensing the individual tools separately.

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

We expect to receive a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income.  An  adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2000 and 2001, on May 31, 2005 we received a Notice of Proposed Adjustment (NOPA) in which the IRS claims a very large increase to our U.S. taxable income which could result in a commensurate increase in our U.S. income taxes payable.  The most significant of the claimed adjustments relates to transfer pricing arrangements that we have with a foreign subsidiary. We expect to receive a Revenue Agent’s Report with respect to this claim in due course in which we anticipate the IRS will assert a significant aggregate tax deficiency, plus interest and possible penalties. We believe the claimed IRS adjustments are inconsistent with applicable tax laws and that we have meritorious defenses to the proposed adjustments.  Accordingly, we intend to oppose the claimed adjustments vigorously. However, there can be no assurance that we will prevail, and, if this matter is decided adversely to us and we are required to pay a significant amount of additional U.S. taxes (and applicable interest and potentially penalties) for these and subsequent tax years, our results of operations and financial condition would be materially and adversely affected.

Businesses we have acquired or that we may acquire in the future may not perform as we project.

We have acquired a number of companies or their assets in recent years, including three in fiscal 2005 to date, six transactions during fiscal 2004 and three transactions in fiscal 2003, and, as part of our efforts to expand our product and services offerings, we expect to acquire additional companies.

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

During fiscal 2004 and the six months ended April 30, 2005, we derived 45% and 46%, respectively, of our revenue from outside North America; going forward, we expect our overall orders and revenue targets will continue to depend on substantial contributions from outside North America. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any stagnation of foreign economies could adversely affect our performance by reducing the amount of revenue derived from outside North America.

Our operating results are also affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when, as has been the case recently, the U.S. dollar weakens relative to other currencies, particularly the Euro, the Japanese yen and, to a lesser extent, the Canadian dollar, as a result of the conversion of expenses of our foreign operations denominated in foreign currencies into the dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge certain foreign currency exposures of our business, we can provide no assurance that our hedging transactions will be effective.

A failure to recruit and retain key employees would have a material adverse effect on our ability to compete.

To be successful, we must attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense. Our employees, including employees who have joined Synopsys in connection with acquisitions, are often recruited aggressively by our competitors and our customers. Any failure to recruit and retain key technical, sales and managerial employees would have a material adverse effect on our business, results of operations and financial condition.

We issue stock options and maintain employee stock purchase plans as a key component of our overall compensation. There is growing pressure on public companies from stockholders generally to reduce the rate at which companies, including Synopsys, issue stock options to employees. We expect that the implementation of accounting rules that will require us to recognize on our income statement compensation expense from employee stock options and our employee stock purchase plan and which we will be required to adopt in the first quarter of fiscal 2006, will increase stockholder pressure to limit future option grants.

In addition, a substantial portion of the outstanding stock options held by employees have exercise prices above the market price of our stock (i.e., they are “underwater”), which has decreased the value of these options as an employee retention tool. Although our stockholders have approved, and we have launched, an employee stock option exchange program by which significantly underwater options may be exchanged for a lesser number of new options priced at current fair market value and with a new vesting period, the failure to obtain stockholder approval to issue new options in the future could  lead to higher employee turnover and it will make it more difficult to attract, retain and motivate employees, any of which could materially and adversely affect our business, results of operations and financial condition.

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

In December 2004, the FASB issued statement of Financial Accounting standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which, under the current timetable for effectiveness, will be effective in our first  quarter of fiscal 2006. SFAS 123R will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Synopsys currently uses the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to substantial additional compensation expense and will have a material adverse effect on our reported results of operations. Note 8 to our Unaudited Condensed Consolidated Financial Statements in this report provides our pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the periods presented.

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

In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal controls over financial reporting and auditor attestation of that assessment in our annual report for our fiscal year ending October 31, 2005. This effort has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that our ongoing review of our internal controls will enable us to provide a favorable assessment of our internal controls and for our external auditors to provide their attestation as of October 31, 2005, as required by Section 404, we can give no assurance that these efforts will be completed on a timely and successful basis. Any failure to complete a favorable assessment and obtain our auditors’ attestation could have a material adverse effect on our stock price.

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

The following table presents the carrying value and related weighted-average total return for our investment portfolio. The carrying value approximates fair value as of April 30, 2005.

	FAIR VALUE	WEIGHTED AVERAGE TOTAL RETURN
	(in thousands)
Short term investments — US	$91,651	0.62%
Money market funds — US	65,394	1.36
Short term investments — International	89,541	2.31
Cash equivalent investments — International	16,698	2.31
Cash deposits and money market funds — International	220,951	2.53
Total interest bearing instruments	$484,235	1.96%

As of April 30, 2005, the stated maturities of our current short-term investments are $87.3 million within one year, $46.1 million within one to five years, $1.8 million within five to ten years and $46.0 million after ten years.   This compares to the stated maturities of our current short-term investments and cash equivalents as of October 31, 2004, which were $99.9 million within one year, $93.1 million within one to five years, $10.3 million within five to ten years and $44.9 million after ten years. However, in accordance with our investment policy, the weighted-average effective duration of our total invested funds does not exceed one year.  These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by calendar year of expected maturity and average interest rates:

April 30, 2005	2005	2006	2007	2008	Total	Fair Value
(in thousands)
Cash equivalents (variable rate)	$303,043				$303,043	$303,043
Average interest rate	2.49%
Short-term investments (variable rate)	$44,059	$6,094	$10,130	$949	$61,232	$61,232
Average interest rate	2.96%	2.98%	3.00%	3.32%
Short-term investments (fixed rate)	$68,899	$39,464	$11,597		$119,960	$119,960
Average interest rate	1.75%	2.06%	3.22%

Foreign Currency Risk. The functional currency of each of Synopsys’ foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish, Bermuda and Swiss subsidiaries whose functional currencies are the U.S. dollar.  We engage in programs to hedge (i) those currency exposures associated with certain assets and liabilities denominated in non-functional currencies, and (ii) forecasted intercompany and third party accounts receivable, backlog and accounts payable denominated in non-functional currencies. Our hedging activities are intended to offset the impact of currency fluctuations on the value of these balances and expenses.

We designate a portion of our forward contracts as cash flow hedges under FAS133 and record unrealized gains and losses on these contracts  in accumulated other comprehensive income until the forecasted exposure is recognized on the balance sheet.  The ineffective portion of our cash flow hedges is measured each period and recognized currently in earnings.

In the first quarter of fiscal 2005, Synopsys reevaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of Synopsys’ hedging program. To correct the error, Synopsys reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive income to other income in the three months ended January 31, 2005.

The success of our hedging activities depends upon the accuracy of our estimates. Looking forward, to the extent our estimates of various balances denominated in non-functional currencies proves inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy. We can provide no assurance that our hedging transactions will be effective.

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

The following table provides information about our foreign currency contracts as of April 30, 2005. None of our forward contracts has duration longer than one year.   As of April 30, 2005, the fair value of our forward contracts was $(0.26) million.

	AMOUNT IN U.S. DOLLARS	WEIGHTED AVERAGE CONTRACT RATE
	(in thousands)
Notional Forward Contract Values:
Japanese yen	50,996	105.39
Euro	34,469	0.7629
Canadian dollar	13,466	1.23809
Chinese renminbi	3,405	8.2235
Israeli shekel	2,815	4.3678
Singapore dollar	2,804	1.64452
British pound sterling	1,511	0.52408
Taiwan dollar	940	31.1126
Swiss Franc	887	1.18638
Indian Rupee	771	43.75
Sweden Korna	648	7.0358
Korean Won	481	999.50
TOTAL	$113,193

Net unrealized gains of approximately $3.2 million and $9.6 million, net of tax, as of April 30, 2005 and October 31, 2004, respectively, are included in accumulated other comprehensive income (loss) on our unaudited condensed consolidated balance sheet. Net cash outflows on maturing forward contracts during the three months ended April 30, 2005 were $0.8 million.

Equity Risk.  Our strategic investment portfolio consists at April 30, 2005 of approximately $11.0 million of minority equity investments in publicly traded and privately held companies. The securities of publicly traded companies are classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of other comprehensive income (loss) in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During the three and six months ended April 30, 2005, we reduced the value of our strategic investment portfolio by  $1.0 and $2.6 million, respectively, for certain investments we determined were impaired. Our accounting policies covering our strategic investments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures. As of April 30, 2005 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Subject to these limitations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)    Changes in Internal Controls.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against Synopsys and certain of our officers alleging violations of the Exchange Act. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired Synopsys stock during the period of December 3, 2003 through August 18, 2004. The complaint alleges that the individual defendants caused Synopsys to make false and misleading statements about Synopsys’ business, forecasts, and financial performance, and that certain Synopsys officers or employees sold portions of their stock holdings while in the possession of adverse, non-public information. The complaint does not specify the amount of damages sought. In November 2004, the Court appointed a lead plaintiff in the case. In January 2005, the lead plaintiff, the Wu Group, filed an amended complaint.  Synopsys filed a motion to dismiss the amended complaint and a motion for sanctions in March 2005.  The Court has not ruled on either motion, nor has discovery commenced in the case. In addition, no  trial date has been established. While management intends to defend against these federal securities claims vigorously, and Synopsys does not believe that this lawsuit will have a material effect on Synopsys’ financial position, results of operations or cash flows, there can be no assurance as to the ultimate disposition of this lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys common stock by Synopsys during the fiscal quarter ended April 30, 2005.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
January 30, 2005 through March 5, 2005	1,133,572	$17.6433	1,133,572	$464,842,812
Month #2
March 6, 2005 through April 2, 2005	—		—	464,842,812
Month #3
April 3, 2005 through April 30, 2005	1,464,000	17.0641	1,464,000	439,860,971
Total	2,597,572	$17.3169	2,597,572	$439,860,971

(1) All months shown are Synopsys’ fiscal months.

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

ITEM 6. EXHIBITS

3.1                                 Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2                                 Restated Bylaws of Synopsys, Inc. (2)

4.1                                 Reference is made to Exhibit 3.1 and 3.2.

10.1                           Form of Indemnification Agreement for directors and executive officers.

10.2                           Synopsys Executive Incentive Plan dated April 20, 2005(3)

10.3         FY05 Individual Compensation Plan for Principal Sales Officer dated April 20, 2005(3)(4)

10.4         Employee Stock Purchase Plan, as amended(3)(5)

10.5         International Employee Stock Purchase Plan, as amended(5)

10.6         2005 Non-Employee Director Equity Incentive Plan(3)(5)

31.1         Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2         Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1         Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. (6)

(1)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)	Compensatory plan or agreement in which an executive officer or director participates.

(4)	Incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2005.

(5)	Incorporated by reference from exhibit to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 25, 2005.

(6)

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
Steven K. Shevick
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 27, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.1	Form of Indemnification Agreement for directors and executive officers.

10.2	Synopsys Executive Incentive Plan dated April 20, 2005(3)

10.3	FY05 Individual Compensation Plan for Principal Sales Officer dated April 20, 2005(3)(4)

10.4	Employee Stock Purchase Plan, as amended(3)(5)

10.5	International Employee Stock Purchase Plan, as amended(5)

10.6	2005 Non-Employee Director Equity Incentive Plan(3)(5)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. (6)

(1)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)	Compensatory plan or agreement in which an executive officer or director participates.

(4)	Incorporated by reference from exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2005.

(5)	Incorporated by reference from exhibit to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 25, 2005.

(6)

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