Form 10-K/A
period 2004-10-31
SYNOPSYS INC
filed 2005-07-27
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-19807

SYNOPSYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1546236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 East Middlefield Road
Mountain View, California 94043

(Address of principal executive offices and zip code)

(650) 584-5000

(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)

Preferred Share Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.      ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☒    No   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2,971,050,000. Aggregate market value excludes an aggregate of 43,963,564 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

On January 1, 2005, 146,017,235 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on January 12, 2005, solely for the purpose of amending Item 9A to clarify certain disclosures regarding the Company’s controls and procedures.  This amendment only changes Part II, Item 9A.

In addition, we have filed the following exhibits herewith:

31.1       Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.2       Certification required by Rule 13a-14(a) or Rule 15d-14(a)

PART II

Item 9A. Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures. As of October 31, 2004 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.  Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, (2) Synopsys’ disclosure controls and procedures were effective at that reasonable assurance level, and (3) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)                                 Changes in Internal Controls. There were no changes in Synopsys’ internal controls over financial reporting during the three months ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOPSYS, INC.

By:	/s/ AART J. DE GEUS

Aart J. de Geus Chief Executive Officer and Chairman of the Board of Directors

Dated: July 27, 2005

EXHIBIT INDEX

Exhibit Number	Exhibits
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)