Form 10-Q
period 2005-07-31
SYNOPSYS INC
filed 2005-09-06
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

144,316,671 shares of Common Stock as of August 26, 2005

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

JULY 31, 2005

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	JULY 31, 2005	OCTOBER 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$319,954	$346,709
Short-term investments	179,460	232,320
Total cash, cash equivalents and short-term investments	499,414	579,029
Accounts receivable, net of allowances of $4,112 and $7,113, respectively	108,673	132,258
Deferred income taxes	126,587	125,601
Income taxes receivable	46,522	46,583
Prepaid expenses and other current assets	20,607	29,562
Total current assets	801,803	913,033
Property and equipment, net	174,918	178,155
Long-term investments	9,143	12,831
Goodwill	764,080	593,706
Intangible assets, net	158,020	198,069
Long term deferred income taxes	154,970	146,360
Other assets	59,529	50,033
Total assets	$2,122,463	$2,092,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$211,401	$184,146
Accrued income taxes	197,315	188,096
Deferred revenue	415,448	368,913
Total current liabilities	824,164	741,155
Deferred compensation and other liabilities	61,139	51,794
Long-term deferred revenue	34,986	34,189
Stockholders’ equity:
Common stock, $0.01 par value per share; 400,000 shares authorized; 144,192 and 147,378 shares outstanding, respectively	1,442	1,474
Additional paid-in capital	1,256,806	1,240,568
Retained earnings	190,390	202,146
Treasury stock, at cost; 12,953 and 9,759 shares, respectively	(229,500)	(175,762)
Deferred stock compensation	(2,574)	(2,732)
Accumulated other comprehensive loss	(14,390)	(645)
Total stockholders’ equity	1,202,174	1,265,049
Total liabilities and stockholders’ equity	$2,122,463	$2,092,187

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2005	2004	2005	2004
Revenue:
Time-based license	$188,742	$164,398	$550,807	$497,942
Upfront license	16,171	62,352	44,152	197,654
Service	46,537	54,931	142,134	165,953
Total revenue	251,450	281,681	737,093	861,549

Cost of revenue:
License	25,268	21,595	73,316	64,118
Maintenance & Services	17,812	17,161	53,264	49,703
Amortization of intangible assets and deferred stock compensation	16,285	25,562	72,483	76,517
Total cost of revenue	59,365	64,318	199,063	190,338

Gross margin	192,085	217,363	538, 030	671,211

Operating expenses:
Research and development	81,948	68,471	234,890	208,944
Sales and marketing	83,160	70,395	247,929	216,026
General and administrative	25,122	28,194	74,656	95,805
In-process research & development	—	—	5,700	—
Amortization of intangible assets and deferred stock compensation	8,166	8,530	25,847	26,410
Total operating expenses	198,396	175,590	589,022	547,185

Operating income (loss)	(6,311)	41,773	(50,992)	124,026
Other income, net	35,895	1,277	42,416	1,133

Income (loss) before income taxes	29,584	43,050	(8,576)	125,159
Income tax provision (benefit)	12,290	1,222	(6,573)	22,440
Net income (loss)	$17,294	$41,828	$(2,003)	$102,719

Basic earnings (loss) per share:
Net income (loss) per share	$0.12	$0.27	$(0.01)	$0.66
Weighted-average common shares	143,830	155,199	144,899	155,437

Diluted earnings per share:
Net income (loss) per share	$0.12	$0.26	$(0.01)	$0.63
Weighted-average common shares and potential common shares outstanding	145,668	160,346	144,899	162,638

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	NINE MONTHS ENDED JULY 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,003)	$102,719
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	139,919	144,530
In-process research and development	5,700	—
Write-down of long-term investments	2,564	1,901
Reduction in provision for doubtful accounts	(3,594)	—
Net change in unrecognized gains and losses on foreign exchange and investments	(13,995)	(11,142)
Gain on sale of short-and long-term investments	323	(867)
Net changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	47,825	58,134
Income taxes receivable	61	22,795
Prepaid expenses and other current assets	9,647	(10,779)
Other assets	(9,317)	(13,449)
Accounts payable and accrued liabilities	(2,268)	(49,042)
Accrued income taxes	(5,481)	(19,286)
Deferred taxes	(22,058)	—
Deferred revenue	37,851	(6,097)
Deferred compensation	9,681	11,053
Net cash provided by operating activities	194,855	230,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	252,417	795,643
Purchases of short-term investments	(200,256)	(821,655)
Proceeds from sale of long-term investments	—	412
Purchases of long-term investments	—	(6,144)
Purchases of property and equipment	(34,728)	(35,073)
Cash paid for acquisitions, net of cash received	(171,420)	(39,730)
Capitalization of software development costs	(2,215)	(2,056)
Net cash used in investing activities	(156,202)	(108,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	24,421	141,892
Purchases of treasury stock	(88,385)	(288,336)
Proceeds from credit facility	75,000	200,000
Payments on credit facility	(75,000)	(200,000)
Net cash used in financing activities	(63,964)	(146,444)
Effect of exchange rate changes on cash	(1,444)	(497)
Net decrease in cash and cash equivalents	(26,755)	(25,074)
Cash and cash equivalents, beginning of period	346,709	524,308
Cash and cash equivalents, end of period	$319,954	$499,234

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

Synopsys, Inc. (Synopsys or the Company) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the Securities and Exchange Commission’s rules and regulations. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting of normal, recurring adjustments except if otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Synopsys’ fiscal year and third quarter end on the Saturday nearest October 31 and July 31, respectively. Fiscal 2005 and 2004 are both 52-week years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes use the applicable calendar month end.

Certain prior year amounts have been reclassified to conform to the current year presentation. In the first quarter of fiscal 2005, the Company revised its methodology for allocating and reporting cost of revenue. The Company has reclassified cost of revenue for comparable periods of fiscal 2004 to conform to the fiscal 2005 methodology.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable to do so. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 154, the Company does not currently believe adoption will have a material impact on its results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

2.     BUSINESS COMBINATIONS

Acquisition of Nassda Corporation (Nassda)

The Company acquired Nassda on May 11, 2005.

Reasons for the Acquisition. Nassda’s full-chip circuit simulation and analysis software will broaden the Company’s offerings of transistor-level circuit simulation tools, particularly in the area of mixed-signal and memory design.  Nassda’s results of operations since the date of acquisition are included in the accompanying unaudited condensed consolidated statements of operations.  The Company does not consider the Nassda acquisition material to its results of operations and therefore is not presenting pro forma statements of operations for the three- and nine-month periods ended July 31, 2005.

Purchase Price.The Company acquired all the outstanding shares of Nassda for total cash consideration of $200.2 million, or $7.00 per share.  In addition, as required by the merger agreement, certain Nassda officers, directors and employees who were defendants in the preexisting litigation between Synopsys and Nassda made settlement payments to Synopsys in the aggregate amount of $61.6 million.

Net of the settlement payments described above, the Company paid $138.6 million in cash to the former shareholders of Nassda.  However, in accordance with EITF 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination, the Company must separately value the settlement of the previously existing Nassda litigation and the business combination.  Therefore, the Company determined the fair value of the settlement to be $33 million.  The Company recorded this amount as other non-operating income.  The Company valued the net assets acquired from Nassda in the business combination at $201.2 million.  The total purchase price includes $17.4 million in acquisition-related costs and $12.1 million in vested stock options assumed.

Acquisition-related costs of $17.4 million consist primarily of professional service fees of $8.7 million, which include legal, tax, accounting fees; a $1.8 million class action settlement, subject to court approval and excluding associated legal costs, $4.9 million of estimated contract termination costs; and approximately $1.0 million in severance costs for employee termination, and other directly related charges.  As of July 31, 2005, the Company had paid $9.0 million of the acquisition-related costs, including $7.9 million in professional services fees and $0.9 million in severance-related costs. The $8.4 million balance remaining at July 31, 2005 primarily relates to facilities closure costs, contract terminations, legal and tax-related services and the class action settlement expected to be paid.

The Company has allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $95.2 million. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

(in thousands)
Assets acquired
Cash, cash equivalents and short-term investments	$93,240
Accounts receivable, net	13,632
Identifiable intangible assets	30,400
Goodwill	95,220
Deferred tax assets – short term	10,230
Deferred tax assets – long term	1,088
Other assets	98
Total assets acquired	243,908
Liabilities assumed
Accounts payable and accrued liabilities	(4,612)
Deferred tax liabilities	(16,516)
Income taxes payable	(14,729)
Deferred revenue	(6,858)
Total liabilities acquired	(42,715)
Total allocated purchase price	$201,193

Goodwill and Intangible Assets. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized and is not deductible for tax purposes. The portion of the purchase price allocated to identifiable intangible assets is as follows:

Intangible Asset	(in thousands)	Estimated Useful Life (years)
Core/developed technology	$15,700	5
Customer contracts	7,300	5
Contract rights	5,900	3
Non-compete agreements	1,500	3

The Company included amortization of the core/developed technology in cost of revenue and amortization of other intangible assets in operating expenses in its statements of operations for the three and nine months ended July 31, 2005.

Acquisition of ISE Integrated Systems Engineering AG (ISE)

The Company acquired ISE on November 2, 2004.

Reasons for the Acquisition.  ISE’s Technology Computer Aided Design (TCAD) software performs process simulation and device and circuit simulation, helping semiconductor manufacturers shorten the time needed to design chips and to test those designs prior to actual manufacturing.  In approving the merger agreement, Synopsys’ Board considered a number of factors, including its opinions that (i) the merger of ISE’s TCAD organization with Synopsys’ own TCAD business would permit the introduction of a consolidated TCAD platform that addresses the challenges posed by future technologies while maintaining continuity with existing software, and (ii) the merger would enable Synopsys to help further reduce its customers’ costs and manufacturing risks as they create smaller, faster and more power-efficient chips.  ISE’s results of operations since the date of acquisition are included in the accompanying unaudited condensed consolidated statements of operations. The Company does not consider the ISE acquisition material to its results of operations, and therefore is not presenting pro forma statements of operations for the three- and nine-month periods ended July 31, 2005.

Purchase Price. The Company paid $100.0 million in cash on November 2, 2004 to the former shareholders of ISE. The total purchase consideration consisted of:

(in thousands)
Cash paid	$100,000
Acquisition-related costs	2,896
Holdback payable	5,000
Total purchase price	$107,896

Under the acquisition agreement, the Company has also agreed to pay up to $20 million over three years to certain former shareholders and optionholders of ISE now employed by Synopsys based upon achievement of certain sales and employee retention milestones. Any amounts payable under this arrangement will be accrued as compensation expense over the remaining expected service period when and if management deems it probable such amounts will be earned by the applicable milestone dates.  As of July 31, 2005, the Company has accrued $5.4 million under the agreement for probable achievement against the first-year milestones.

Acquisition-related costs of $2.9 million consist primarily of legal, tax and accounting fees of $1.3 million, approximately $1.1 million of estimated facilities closure costs and other directly related charges.  As of July 31, 2005, the Company had paid $1.5 million of the acquisition-related costs, including $1.0 million in professional services fees and $0.2 million in facilities closure costs. The $1.4 million balance remaining at July 31, 2005 primarily relates to facilities closure costs, contract terminations and tax-related services.

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

Goodwill and Intangible Assets. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized and is not deductible for tax purposes. The portion of the purchase price allocated to identifiable intangible assets is as follows:

Intangible Asset	(in thousands)	Estimated Useful Life (years)
Core/developed technology	$19,100	2-5
Customer contracts	6,100	5
Non-compete agreements	500	3

The Company included amortization of the core/developed technology in cost of revenue and amortization of other intangible assets in operating expenses in its statement of operations for the three and nine months ended July 31, 2005.

Fiscal 2004 Acquisitions

In February 2004, the Company completed the acquisition of Accelerant Networks, Inc. (Accelerant) for total consideration of $23.8 million, the acquisition of the technology assets of Analog Design Automation, Inc. (ADA) for total consideration of $12.2 million, and the acquisition of the test-related assets of iRoC Technologies S.A. (iRoC) for total consideration of $5.2 million.  Included in the total consideration of these acquisitions are aggregate acquisition costs of $2.2 million, consisting primarily of legal and accounting fees and other directly related charges.  In the third quarter of 2004, the total purchase consideration related to the Accelerant acquisition was reduced by $0.2 million to reflect estimated acquisition costs settled for less than the estimated amounts.  In addition, the total consideration for the ADA assets was reduced by $0.8 million to reflect the receipt of proceeds on the liquidation of ADA by the seller as a result of the Company’s prior investment in ADA.  The results of operations of Accelerant and the impact on operations of the acquisition of assets of ADA and iRoC are included in the accompanying unaudited condensed consolidated statements of operations from the date of each respective transaction through July 31, 2004 and 2005, respectively.  The Company does not consider these transactions material to the Company’s balance sheet or results of operations.  As of July 31, 2005, there are substantially no remaining accrued or unpaid acquisition-related costs related to these acquisitions.

The Company has allocated the total aggregate purchase consideration for these acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition dates, resulting in aggregate goodwill of $17.4 million. Aggregate identifiable intangible assets as a result of these acquisitions, consisting primarily of purchased technology, are $27.1 million, and are being amortized over three to five years.  Goodwill, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired in the acquisitions, will not be amortized and is not deductible for tax purposes.  The Company included the amortization of identifiable intangible assets in cost of revenue in its statements of operations for the three and nine months ended July 31, 2004 and 2005, respectively.

3.     GOODWILL AND INTANGIBLE ASSETS

Goodwill as of July 31, 2005 consisted of the following:

(in thousands)
Balance at October 31, 2004	$593,706
Additions (1)	170,374
Balance at July 31, 2005	$764,080

Intangible assets as of October 31, 2004 consisted of:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights/backlog	$59,970	$47,468	$12,502
Acquired core/developed technology	279,110	188,023	91,087
Covenants not to compete	10,744	5,866	4,878
Customer relationships	123,540	47,579	75,961
Trademarks and trade names	18,007	14,420	3,587
Other intangibles	5,993	397	5,596
Capitalized software development costs	7,635	4,590	3,045
Total intangible assets (2)	$504,999	$308,343	$196,656

Intangible assets as of July 31, 2005 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights	$65,870	$59,556	$6,314
Acquired core/developed technology	313,910	248,116	65,794
Covenants not to compete	12,744	8,239	4,504
Customer relationships	136,940	64,306	72,634
Trademarks and trade names	18,007	17,939	68
Other intangibles	7,883	2,397	5,487
Capitalized software development costs	9,849	6,630	3,219
Total intangible assets	$565,203	$407,183	$158,020

Total amortization expense related to intangible assets is set forth in the table below:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2005	2004	2005	2004
	(in thousands)
Contract rights intangible	$2,441	$4,822	$12,087	$15,984
Core/developed technology	13,740	21,263	60,093	62,067
Covenants not to compete	847	625	2,373	1,876
Customer relationships	5,819	5,152	16,728	15,791
Trademarks and trade names	517	1,501	3,518	4,502
Other intangibles	654	38	2,000	115
Capitalized software development costs	691	598	2,041	1,686
Total intangible assets	$24,709	$33,999	$98,840	$102,021

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Three months ending October 31, 2005	$17,216
Fiscal Year
2006	54,695
2007	43,707
2008	30,096
2009	10,006
2010 and thereafter	2,300
Total estimated future amortization of intangible assets	$158,020

(1)           Additions represent goodwill acquired in the acquisitions of ISE and Nassda of $73.4 million and $95.2 million, respectively, and contingent consideration earned and paid of $1.7 million related to the acquisition of InnoLogic Systems, Inc.

(2)           Total intangible assets do not include $1.4 million related to foreign currency fluctuations for intangible assets which are not denominated in U.S. dollars.

4.     STOCK REPURCHASE PROGRAM

The Company is authorized to purchase up to $500 million of its common stock under a stock repurchase program previously established by the Company’s Board of Directors and replenished up to the $500 million maximum on December 1, 2004.  During the three and nine months ended July 31, 2005, the Company repurchased approximately 200,000 shares and 5.1 million shares at an average price of approximately $17 per share for a total of $3.2 million and $88.4 million during the three and nine months ended July 31, 2005, respectively. During the three and nine months ended July 31, 2004, the Company repurchased approximately 1.7 million shares at an average price of approximately $30 per share and 8.4 million shares at an average price of approximately $34 per share, respectively, for a total of $288.3 million.  As of July 31, 2005, approximately $437 million remained available for further repurchases under the program.

5.     CREDIT FACILITY

In April 2004, Synopsys entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that the Company maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant.  In April 2004 and May 2005, the Company borrowed and repaid in full $200.0 million and $75.0 million, respectively, under the credit facility. As of July 31, 2005, the Company had no outstanding borrowings under this credit facility and was in compliance with all covenants.

6.     COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of comprehensive income (loss), net of tax:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2005	2004	2005	2004
	(in thousands)

Net income (loss)	$17,294	$41,828	$(2,003)	$102,719
Unrealized gains (losses) on investments, net of tax of $(783) and $(647) for the three and nine months ended July 31, 2005, respectively, and $327 and $85 for the same periods in fiscal 2004, respectively	(1,061)	506	(847)	131
Unrealized (losses) gains on currency contracts, net of tax of $(1,217) and $(1,876) for the three and nine months ended July 31, 2005, respectively, and $(381) and $(533) for the same periods in fiscal 2004, respectively	(1,226)	(650)	(2,909)	(2,371)
Correction of an error in accounting for certain hedging transactions, net of tax benefit of $(1,150) for the nine months ended July 31, 2005	—	—	(1,808)	—
Reclassification adjustment on realized gains (losses) on currency contracts, net of tax of $(527) and $(1,871) for the three and nine months ended July 31, 2005, respectively and $(699) and $(2,636) for the same periods in fiscal 2004, respectively	(1,121)	(1,485)	(3,975)	(5,601)
Foreign currency translation adjustment	(1,754)	(1,276)	(4,209)	(1,369)
Total comprehensive income (loss)	$12,132	$38,923	$(15,751)	$93,509

7.     EARNINGS PER SHARE

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

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2005	2004	2005	2004
	(in thousands)
Weighted-average common shares for basic net income (loss) per share	143,830	155,199	144,899	155,437
Weighted-average dilutive stock options and unvested restricted stock outstanding under the treasury stock method	1,838	5,147	—	7,201
Weighted-average common shares for diluted net income (loss) per share	145,668	160,346	144,899	162,638

The effect of dilutive stock options outstanding excludes approximately 28.8 million and 29.4 million weighted average stock options for the three and nine months ended July 31, 2005, respectively, and 9.3 million and 4.2 million stock options for the three and nine months ended July 31, 2004, respectively, which were anti-dilutive for per share calculations.  No stock options were considered dilutive for the nine months ended July 31, 2005 due to the net loss for the period.

8.     STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to employees. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees as awards are issued with exercise prices equal to the fair market value of the common stock on the grant date. The Company reports the pro forma information below regarding net income (loss) and earnings (loss) per share as if the Company had accounted for employee stock awards under the fair value method as required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends.  The weighted average expected life, risk-free interest rate and volatility for the three and nine months ended July 31, 2005 and 2004 are comparable to those for the fiscal year ended October 31, 2004.

The Company’s unaudited pro forma net income (loss) and earnings (loss) per share data under SFAS 123 are as follows:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss), as reported	$17,294	$41,828	$(2,003)	$102,719
Add: Stock-based employee compensation included in net income	433	728	1,570	2,705
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(28,741)	(24,555)	(69,327)	(67,039)
Pro forma net income (loss) under SFAS 123	$(11,014)	$18,001	$(69,760)	$38,385
Earnings (loss) per share — basic
As reported under APB 25	$0.12	$0.27	$(0.01)	$0.66
Pro forma under SFAS 123	$(0.08)	$0.12	$(0.48)	$0.25
Earnings (loss) per share — diluted
As reported under APB 25	$0.12	$0.26	$(0.01)	$0.63
Pro forma under SFAS 123	$(0.08)	$0.11	$(0.48)	$0.24

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which, under the current timetable for effectiveness, Synopsys will be required to follow beginning in its first quarter of fiscal 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to the Company’s employee stock options and employee stock purchase plans. As noted above, currently the Company generally does not recognize any compensation expense related to stock option grants the Company issues under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The resulting additional compensation expense will have a material adverse effect on the Company’s reported results of operations. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Although the Company will continue to evaluate the application of SFAS 123R, management has not yet determined the method of adoption or the effect of adopting SFAS 123R nor has it determined whether the adoption will result in amounts that differ significantly from the current pro forma disclosures under SFAS 123. The table above provides the pro forma net income (loss) and earnings (loss) per share as if the Company had used a fair-value-based method similar to one of the methods permitted under SFAS 123R to measure the compensation expense for employee stock awards during the three and nine-month periods ended July 31, 2005 and 2004.

In March 2005, the Board of Directors approved an option exchange program under which outstanding employee stock options (other than options held by executive officers) with exercise prices of $25.00 or greater per share could be exchanged for a lesser number of options granted at current fair market value and with a new vesting period. The Board adopted this program due to the fact that the exercise prices of a large number of outstanding employee stock options were significantly below the Company’s stock price and thus did not provide adequate employee incentive. The Company’s stockholders approved the program in May 2005.  As a result, on June 23, 2005, the Company accepted for cancellation options to purchase 7.3 million shares of common stock and in exchange granted to eligible employees options to purchase 3.8 million shares of the Company’s common stock at an exercise price of $17.16 per share, except for options to purchase approximately 22,000 shares which were issued with an exercise price of $18.06 due to regional laws regarding the pricing of stock option grants.  The closing price of the stock was $18.51 on the final trading day of the current quarter.  As a result of the exchange, the Company will use variable accounting for all options eligible for the exchange under the provisions of APB 25 and related interpretations until adoption of SFAS 123R in the first quarter of fiscal 2006.  Total compensation expense recorded with respect to these options for the three months ended July 31, 2005 was $0.2 million.

On May 23, 2005, stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the Directors Plan) and the reservation of 300,000 shares of common stock for issuance thereunder. The Directors Plan provides for annual equity awards to non-employee directors in the form of either stock options or restricted stock.  During the three months ended July 31, 2005, the Company issued non-employee directors an aggregate of 42,060 shares of restricted stock with an aggregate value of approximately $0.75 million on the date of grant, which was recorded as deferred compensation and will be amortized over the vesting period of three years.

Also on May 23, 2005, stockholders approved (i) an amendment to the Company’s Employee Stock Purchase Plan (including the international component referred to as the International Employee Stock Purchase Plan) (the Purchase Plan) to increase the number of shares of common stock authorized for issuance under the plans by 4,000,000 shares, and (ii) an amendment to the Purchase Plan to increase to increase the number of shares of common stock purchasable in total by all participants on any one semi-annual purchase date from 1,000,000 shares to 2,000,000 shares.

9.     SEGMENT DISCLOSURE

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

Revenue and property and equipment, net, related to operations in North America and other geographic areas were:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2005	2004	2005	2004
	(in thousands)
Revenue:
North America	$134,454	$158,690	$395,740	$475,324
Europe	39,796	45,102	116,426	133,157
Japan	39,804	45,771	126,629	143,079
Other	37,396	32,118	98,298	109,989
Consolidated	$251,450	$281,681	$737,093	$861,549

	JULY 31, 2005	OCTOBER 31, 2004
	(in thousands)
Property and equipment, net:
North America	$151,078	$153,604
Other	23,840	24,551
Consolidated	$174,918	$178,155

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

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2005	2004	2005	2004
	(in thousands)
Revenue:
Galaxy Design Platform	$138,943	$170,140	$416,596	$536,528
Discovery Verification Platform	54,007	59,193	156,755	176,527
Intellectual Property	17,663	20,704	51,711	57,032
Design for Manufacturing	28,162	20,214	76,725	61,457
Professional Services & Other	12,675	11,430	35,306	30,005
Consolidated	$251,450	$281,681	$737,093	$861,549

10.   RELATED PARTY TRANSACTIONS

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 12%  and 13% of the Company’s total revenue for the three and nine months ended July 31, 2005, respectively, and approximately 10% of the Company’s total revenue for both the three and nine months ended July 31, 2004, respectively. Andy D. Bryant, Intel’s Executive Vice President and Chief Financial and Enterprise Services Officer, served on the Company’s Board of Directors between January 1999 and May 2005. Management believes all transactions between the two parties were carried out on an arm’s length basis.

11.   OTHER INCOME

The following table presents a summary of other income components:

	THREE MONTHS ENDED JULY 31,			NINE MONTHS ENDED JULY 31,
	2005		2004	2005		2004
	(in thousands)
Interest income, net	$2,555		$1,102	$6,328		$4,184
Gain (loss) on sale of investments, net of investment write-downs	—		64	(2,566)		(578)
Foreign currency exchange gain	153		259	2,477		353
Correction of an error in accounting for certain hedging transactions	—		—	2,958		—
Other	33,187	(1)	(148)	33,219	(1)	(2,827)
Total	$35,895		$1,277	$42,416		$1,133

(1) Includes $33 million litigation settlement relating to the acquisition of Nassda Corporation. See Note 2.

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

12.   INCOME TAXES

Effective Tax Rate. The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimates of annual pre-tax income (and losses), the geographic mix of pre-tax income (and losses), and our interpretations of tax laws and possible outcomes of current and future audits.

The Company’s effective tax rate for the three months ended July 31, 2005 and July 31, 2004 was a tax expense rate of 41.5% and 3%, respectively. The Company’s effective tax rate for the nine months ended July 31, 2005 and July 31, 2004 was a tax benefit rate of 76.6% and a tax expense rate of 18%, respectively. The increase for the current three-month period compared to the three-month period in fiscal 2004 was caused by the $33 million gain from the Nassda litigation settlement, for which the Company recorded income tax expense of $12.8 million as a discrete event. This increase was partially offset by a higher full-year projected tax benefit rate due to a projected pre-tax loss for the year, excluding the gain from the litigation settlement. The decrease in effective tax rate for the nine months ended July 31, 2005 from a tax expense rate to a tax benefit rate in the comparable fiscal 2004 period was due to a projected fiscal 2005 pre-tax loss compared to a projected pre-tax profit for the nine months ended July 31, 2004.

IRS Revenue Agent’s Report. On May 31, 2005, the Company received a Notice of Proposed Adjustment from the Internal Revenue Service (IRS) asserting a very large net increase to our U.S. taxable income arising from the audit of fiscal years 2000 and 2001.  On June 8, 2005, the Company received a Revenue Agent’s Report (RAR) in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate which adjusts quarterly. A higher underpayment rate of interest may be charged as a result of the issuance of the RAR.

This proposed adjustment primarily relates to transfer pricing transactions between the Company and a foreign subsidiary. On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS. Resolution of this matter may take considerable time, possibly multiple years. The amount of the proposed adjustment for fiscal years 2000 and 2001 is the total amount relating to these transactions asserted under the IRS theories.

The Company strongly believes the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that it thus has meritorious defenses to these proposals. Accordingly, the Company will continue to challenge these proposed adjustments vigorously. While the Company believes the IRS’ asserted adjustments are not supported by applicable law, the Company believes it is probable it will be required to make additional payments in order to resolve this matter. However, based on its analysis to date, the Company believes it is adequately provided with respect to this matter.  If the Company is required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, its results of operations and financial condition would be materially and adversely affected.

Repatriation Evaluation. The American Jobs Creation Act of 2004 (the Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. This elective repatriation is subject to a number of limitations which may limit the amount of any distribution eligible for the dividends received deduction made under the Act to an amount less than the total distribution.  Recent guidance issued in connection with the Act removed certain uncertainties with respect to how the limitations contained in the Act would apply to the Company. The Company is analyzing the impact of these limitations.  The Company is not yet in a position to decide on whether, or to what extent, it might elect to use this special one-time elective provision, but believes, based on its analysis to date, it is reasonably possible the Company may repatriate foreign earnings in the range of $125 million to $420 million in the fourth quarter of fiscal 2005. The Company expects to finalize its assessment and, if appropriate, to effect a repatriation before October 31, 2005.

The Company cannot determine the impact of repatriation, should it choose to make one, on its income tax expense for fiscal 2005, the amount of its indefinitely reinvested foreign earnings or the amount of its deferred tax liability on any undistributed foreign earnings. If, however, the Company repatriates between $125 million and $420 million, the estimated tax expense would be between $6 million and $17 million, respectively, which it would record as a tax expense in the fourth quarter of fiscal 2005.

13.   CONTINGENCIES

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against the Company and certain of its officers alleging violations of the Securities Exchange Act of 1934. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired the Company’s stock during the period December 3, 2003 through August 18, 2004. The complaint alleges that the individual defendants caused the Company to make false and misleading statements about the Company’s business, forecasts and financial performance, and that certain Company officers or employees sold portions of their stock holdings while in the possession of material, adverse non-public information. The complaint does not specify the amount of damages sought. In November 2004, the Court appointed a lead plaintiff in the case.  In January 2005, the lead plaintiff, the Wu Group, filed an amended complaint.  The Company filed a motion to dismiss the amended complaint and a motion for sanctions in March 2005.  In August 2005, the Court granted the Company’s motion to dismiss, but denied its motion for sanctions, and allowed the plaintiff 30 days to amend their complaint. The Parties have since stipulated, subject to final Court approval, to a dismissal with prejudice, with each side bearing its own fees and costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Item 1 of this report. This discussion contains forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors That May Affect Future Results,” and elsewhere in this Form 10-Q. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of such terms, or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is as of the filing date of this
Form 10-Q with the Securities and Exchange Commission (SEC); future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements.

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

The Semiconductor Industry Association (SIA) reported semiconductor industry growth of approximately 18% in 2003 and 29% in 2004. Historically, growth in semiconductor sales has been followed by growth in semiconductor R&D spending, which in turn has led to subsequent growth in EDA expenditures. We believe R&D spending among large semiconductor companies increased approximately 10% from 2003 to 2004.  However, despite expectations that prior trends would reoccur, EDA spending in 2003 and 2004 did not, in fact, track the upturn in the semiconductor industry.

We believe this occurred for a number of reasons. First, in light of the severity of the 2000-2002 downturn, we believe customers’ intense focus on expense reduction continued even after the downturn ended, and that, as a result, they now generally approach spending more conservatively. Second, the consumer electronics market, in which product price is a primary competitive factor, has been a key driver of the semiconductor industry’s recovery. Third, increased globalization has placed significant pressure on end user product prices and, as a result, product development costs.  Finally, we believe our customers became more cautious about their own business outlook in mid-calendar 2004 due to a number of factors, including lack of visibility into their own future results, unexpected inventory buildup in the semiconductor supply chain and concerns about the industry’s growth prospects in 2005. These factors have caused our customers to continue to seek to control costs, including by limiting their EDA spending and by decreasing their willingness to agree to the shorter payment terms we require to recognize upfront revenue, which materially and adversely affected both our bookings revenue and operating cash flow for the third quarter and full-year fiscal 2004.

Following the third quarter of fiscal 2004, we re-evaluated customer demand for upfront licenses, which had accounted for approximately 26% of our license orders from August 2000 through the third quarter of fiscal 2004. Recognizing our customers’ increased preference for conserving cash by paying for licenses over time rather than upfront, effective in the fourth quarter of fiscal 2004 we shifted our target license mix to consist almost entirely of time-based licenses, in which customers typically pay the license fee ratably over the term of the license. As a result, upfront licenses have declined to approximately 8% or less of our license orders in each of the four quarters since this shift.

We believe this model shift meets our customers’ needs, improves the predictability of our business and helps us preserve the value of our technology by reducing the need to book a given license or licenses at the end of a quarter to generate current quarter revenue. However, this shift has negatively impacted our revenue, earnings and cash flow from operations over the last three quarters, and we expect this shift will cause revenue, earnings and cash flow from operations for the full-year fiscal 2005 to be below the levels in full-year fiscal 2004.

We continue to believe that, over the long term, EDA spending growth will continue to depend on growth in semiconductor R&D spending and on continued growth in the overall semiconductor market. The SIA has forecasted modest growth in semiconductor revenues in 2005 and 2006 with potentially greater increases in 2007 and 2008. However, we cannot currently predict whether this modest growth outlook will contribute to higher R&D spending and/or to higher EDA spending. If EDA spending increases, we believe we are well-positioned to capitalize on such increases. Further, recognizing that our customers will continue to spend cautiously and aggressively contain costs, we are intensely focused on improving our customers’ overall economics of design by providing more fully-integrated design solutions and offering customers the opportunity to consolidate their EDA spending with us.

Synopsys is under no obligation (and expressly disclaims any such obligation) to update or alter any of the information contained in this Overview, whether as a result of new information, future events or otherwise, expect to the extent required by law.

Product Developments for the Three Months Ended July 31, 2005

During the third quarter of fiscal 2005, we announced or introduced a number of new products and related developments, as across all produce groups, including:

•                                          Release for general availability to customers of our next generation physical design solution, IC Compiler, which unifies previously separate IC design operations by providing concurrent physical synthesis, clock tree synthesis, routing, yield optimization and sign-off correlation and delivering significant improvements in design performance and productivity.

•                                          Enhancements to our VCS® comprehensive RTL verification solution, including addition of our VCS Assertion IP library and native test bench support for the System Verilog language, helping engineers find more design bugs faster and achieve up to five times faster verification performance.

•                                          Our DesignWare® physical layer (PHY) interface and digital controller IP for the PCI-Express standard became the first data link and PHY solution from a single vendor to pass compliance with the PCI-Special Interest Group, helping ensure a complete, proven solution for designs incorporating PCI Express connectivity.

•                                          Improvements to our Hercules™ physical verification solution that provide near linear scalability when using industry-leading processors and delivering a significant improvement in speed over current production physical verification solutions.

Financial Performance for the Three Months Ended July 31, 2005

•                                          Our book-to-bill ratio in the third quarter of fiscal 2005 was approximately 0.9, compared to approximately 0.7 in the third quarter of fiscal 2004, driven by orders for our Design for Manufacturing and Verification products exceeding our internal plans.

•                                          Revenue was $251.5 million, down 11% from $281.7 million for the three months ended July 31, 2004, primarily reflecting our fourth quarter fiscal 2004 license model shift, which significantly reduced upfront license and related maintenance revenue.

•                                          Time-based license revenue increased 15% from $164.4 million in the third quarter of fiscal 2004 to $188.7 million in the current quarter, primarily reflecting the continued phase-in of our further license model shift as time-based orders booked in prior periods contribute revenue to current and future periods.

•                                          Upfront license revenue declined 74% from $62.4 million in the third quarter of fiscal 2004 to $16.2 million in the current quarter, reflecting our model-driven de-emphasis on upfront license bookings. Upfront license bookings were 8% of total product bookings in the current quarter, compared to 20% in the third quarter of fiscal 2004.

•                                          We derived approximately 8% of our software revenue from upfront licenses and 92% from time-based licenses in the current quarter, versus approximately 28% and 72%, respectively, for the third quarter of fiscal 2004, reflecting our license model shift. Also as a result of this shift, for the third quarter of fiscal 2005, we derived approximately 91% of our revenue from backlog and amortization of deferred revenue attributable to prior period time-based license bookings.

•                                          Maintenance revenue declined by 21% from $41.7 million in the third quarter of fiscal 2004 to $32.9 million in the current quarter, primarily as a result of the lower level of upfront orders under our new license model (which reduces new maintenance orders since maintenance is included with the license fee in time-based licenses and not reported separately) and, to a lesser extent, by non-renewal of maintenance by certain existing perpetual license customers.

•                                          Professional service and other revenue, at $13.6 million, increased 3% from $13.2 million for the third quarter of fiscal 2004 due to the timing of customer acceptance of performance milestones under ongoing contracts.

•                                          Net income was $17.3 million compared to $41.8 million in the third quarter of fiscal 2004, primarily due to decreased upfront license revenue resulting from our license model transition, increased research and development expenses caused by our acquisition of Nassda Corporation during the quarter, and increased sales commissions driven by increased shipments and other business performance-related compensation in the current quarter, partially offset by receipt of a litigation settlement in connection with the Nassda acquisition and reduced legal fees compared to the third quarter of fiscal 2004.

•                                          Net cash provided by operations for the first nine months of fiscal 2005 decreased to $194.9 million compared to $230.5 million for the first nine months of fiscal 2004, primarily as a result of lower cash collections compared to the prior period, partially offset by receipt of the Nassda litigation settlement of $33 million, lower required income tax payments and the absence in fiscal 2005 of a $10 million acquisition termination fee paid during fiscal 2004.

•                                          We repurchased approximately 200,000 shares of our common stock at an average price of $17.00 per share in the third quarter for approximately $3.2 million.

Acquisitions in the Three Months Ended July 31, 2005

During the quarter, we completed our acquisition of Nassda Corporation for a cash purchase price of $7.00 per share and total gross payments of $200.2 million, which broadens our offering of transistor-level circuit simulation tools, particularly in the area of mixed-signal and memory designs. See Note 2 to Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies

We base the discussion and analysis of our financial condition and results of operations upon our audited consolidated financial statements, which we prepare in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding our results of operations, are:

•      Revenue recognition;

•      Valuation of intangible assets and goodwill;

•      Income taxes; and

•      Allowance for doubtful accounts.

We have designed and implemented revenue recognition policies in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended (SOP 97-2).

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

•      The Fee is Fixed or Determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require that a substantial portion of the arrangement fee be paid within one year. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming all other revenue recognition criteria are met). If the payment terms do not meet this standard, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, we recognize revenue ratably even if the fee is fixed or determinable, due to application of other revenue accounting guidelines relating to maintenance services and arrangements that include rights to unspecified future technology.

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

There were no significant changes to our revenue recognition policy during the three months ended July 31, 2005. In addition, our other critical accounting policies are described in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, filed with the SEC on January 12, 2005 and have not changed since that date.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services. Under the accounting rules and policies applicable to different kinds of license arrangements, orders we receive for software licenses and services turn into revenue on our income statement at varying rates. In general, our software license orders turn to revenue ratably over the license term (a time-based license, or TBL; substantially all of our time-based licenses are technology subscription licenses, or TSLs, and average approximately three years), or turn to revenue at the time the license is shipped (an upfront license). Maintenance orders generally turn to revenue ratably over the maintenance period. Professional service orders generally turn to revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, maintenance, professional service and upfront license revenue. Time-based license revenue in any quarter is derived almost entirely from TSL orders received and delivered in prior quarters; since our TSL orders generally yield revenue ratably over a typical term of three years, a TSL order generally contributes at most one-twelfth of its aggregate booking value into revenue in the quarter it is booked. Maintenance revenue in any quarter is similarly derived largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. Professional service revenue is also derived almost entirely from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked. Upfront license revenue is derived directly from upfront license orders booked and shipped during the quarter.

Given the different revenue impacts of TSLs compared to upfront licenses in any given fiscal quarter, our license revenue is very sensitive to the mix of time-based and upfront licenses delivered during the quarter. A TSL order typically results in ratable revenue over the term of the license, yielding lower current quarter revenue but contributing to revenue in future periods. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, upfront licenses generate higher current quarter revenue but no future revenue (e.g., a $120,000 order for an upfront license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue).  TSLs also shift maintenance revenue to time-based license revenue since maintenance is included in TSLs, while maintenance on upfront orders is charged and reported separately.

License Order Mix

The percentage of upfront licenses we book is driven by a number of factors, including the level of overall license orders, customer demand, preferred customer payment terms and requested customer ship dates. Beginning in August 2000, when we introduced TSLs, our target license mix was approximately 75% TSLs and 25% upfront licenses, based on our expectations of total orders and our assessment of the demand for upfront licenses. However, as a result of reduced customer demand for upfront licenses as described above in “Business Environment,” we shifted to an almost completely time-based license model in the fourth quarter of fiscal 2004. Our actual license order mix for the last nine fiscal quarters is set forth below.

	Q3- 2005	Q2- 2005	Q1- 2005	Q4- 2004	Q3- 2004	Q2- 2004	Q1- 2004	Q4- 2003	Q3- 2003
Upfront licenses	8%	6%	3%	7%	20%	42%	57%	33%	21%
Time-based licenses	92%	94%	97%	93%	80%	58%	43%	67%	79%

In certain cases, our time-based and upfront term license agreements provide the right to re-mix a portion of the software initially licensed for other Synopsys products. The customer’s re-mix of product, when allowed under the license arrangement, does not alter the timing of recognition of the license fees paid by the customer. Because in such cases the customer does not need to obtain a new license and pay additional license fees to use the additional products, these arrangements could result in reduced revenue compared to licensing the individual products separately. However, we believe re-mix can also assist in broader adoption of our products.

Total Revenue

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$251.5	$281.7	$(30.2)	(11)%
Nine months ended	$737.1	$861.5	$(124.4)	(14)%

The decrease in total revenue for the current periods compared to the comparable periods in fiscal 2004 was due primarily to our further license model shift begun in the fourth quarter of fiscal 2004, which significantly reduced both upfront license fees and maintenance revenue in the current periods. As a result of this shift, we expect total reported revenue for full-year fiscal 2005 to be below revenue for fiscal 2004.

Time-based License Revenue

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$188.7	$164.4	$24.3	15%
Percentage of total revenue	75%	58%
Nine months ended	$550.8	$497.9	$52.9	11%
Percentage of total revenue	75%	58%

The increase in time-based license revenue in the three and nine months ended July 31, 2005 compared to the same periods in fiscal 2004 was primarily due to our recent license model shift, as higher TBL bookings in prior periods continue to contribute to revenue in later periods.

As a result of our shift in the fourth quarter of fiscal 2004 to an almost completely ratable license model, we expect an additional phase-in period during which our TBL revenue should continue to increase in both dollar terms and as a percentage of total revenue even if the overall level of TBL orders does not grow in the near term, and could increase in the short term even if the overall level of TBL orders in any period declines. Over the long term, as we complete this further transition, we expect TBL revenue to more closely track TBL order trends.

Upfront License Revenue

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$16.2	$62.4	$(46.2)	(74)%
Percentage of total revenue	6%	22%
Nine months ended	$44.2	$197.7	$(153.5)	(78)%
Percentage of total revenue	6%	23%

The decrease in upfront license revenue, both in terms of percentage of revenue and in absolute dollar terms, for the three and nine months ended July 31, 2005 compared to the same periods in fiscal 2004 was primarily due to the fact that we booked a substantially higher-than-average percentage of orders as upfront licenses in the second and third quarters of fiscal 2004 and subsequently shifted to a higher ratable license mix in the fourth quarter of fiscal 2004. As a result of the license model shift, we expect upfront revenue for the full-year fiscal 2005 to be below the full-year fiscal 2004 in both dollar terms and as a percentage of total revenue.

Unfilled upfront license orders were approximately $4.5 million at July 31, 2005 compared to $3.1 million as of July 31, 2004. Unfilled upfront license orders represent non-cancelable license orders we have received from our customers but have not shipped as of the end of the applicable fiscal period. We generally ship our software products promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers; the effect of the related license revenue on our business plan; the amount of upfront software license orders received in the quarter; the amount of upfront software license orders shipped in the quarter; the degree to which upfront software license orders received are concentrated at the end of a quarter; and our operational capacity to fulfill upfront software license orders at the end of a quarter.

Service Revenue

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Maintenance revenue	$32.9	$41.7	$(8.8)	(21)%
Professional service revenue	13.6	13.2	0.4	3%
Total service revenue	$46.5	$54.9	$(8.4)	(15)%
Percentage of total revenue	19%	20%

Nine months ended
Maintenance revenue	$103.9	$131.5	$(27.6)	(21)%
Professional service revenue	38.2	34.5	3.7	11%
Total service revenue	$142.1	$166.0	$(23.9)	(14)%
Percentage of total revenue	19%	19%

Our maintenance revenue has declined due to (i) the continued shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, (ii) the pricing of maintenance on perpetual license transactions above $2 million, which is substantially lower than the rates on standard perpetual licenses, and, (iii) to a lesser extent than prior quarters, non-renewal of maintenance by certain customers on perpetual or other upfront licenses. With our license model shift, we expect progressively more of our maintenance revenue to be included in our overall TSL revenue, and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would adversely affect future maintenance revenue.

Professional service and other revenue increased for the three and nine months ended July 31, 2005 compared to the same periods in fiscal 2004 due to timing of customer acceptance of performance milestones under ongoing projects. During fiscal 2004 and 2005, we maintained a stable level of professional services personnel and high utilization rates. Accordingly, the variances in quarterly professional service revenue are primarily due to completion of contract milestones, customer schedules and other contract terms. These high utilization rates have limited our professional service bookings growth in the past and we expect them to continue limiting our professional service bookings growth in the fourth quarter of fiscal 2005.

Total maintenance and service revenue as a percentage of total revenue for the three and nine month periods ended July 31, 2005 remained relatively stable compared to the same periods in fiscal 2004 due to the fact that total maintenance and service revenue decreased by a similar percentage as the decrease in total revenue for the current periods.

Revenue—Product Groups. For management reporting purposes, we organize our products and services into five groups: Galaxy™ Design Platform, Discovery™ Verification Platform, Intellectual Property, Design for Manufacturing and Professional Services & Other.

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

Intellectual Property. Our IP solutions include our DesignWare®Foundation Library of basic chip elements, DesignWare Library of chip function models and DesignWare Cores, pre-designed and pre-verified digital and mixed-signal design blocks that implement many of the most important industry standards, including USB (1.1, 2.0 and On-the-Go), PCI (PCI, PCI-X and PCI-Express) and JPEG.

Design for Manufacturing. Our Design for Manufacturing products and technologies address the mask-making and yield enhancement challenges of very small geometry ICs and include our TCAD device modeling products, Proteus™/InPhase optical proximity correction products, phase-shift masking technologies, SiVL® layout verification product, CATS® mask data preparation product and Virtual Stepper® mask qualification product.

Professional Services & Other. Our Professional Services group provides consulting services, including design methodology assistance, specialized systems design services, turnkey design and training.

The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the last eight quarters. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance revenue, which represented approximately 13% and 15% of our total revenue for the three months ended July 31, 2005 and 2004, respectively, to the products to which those support services related.

	Q3 - 2005	Q2-2005	Q1 2005	Q4- 2004	Q3- 2004	Q2- 2004	Q1- 2004	Q4- 2003
Galaxy Design Platform	55%	55%	59%	60%	61%	64%	63%	62%

Discovery Verification Platform	22	21	22	21	21	20	21	22
IP	7	8	6	6	7	6	6	7
Design for Manufacturing	11	10	10	9	7	7	7	5

Professional Services & Other	5	6	3	4	4	3	3	4
Total	100%	100%	100%	100%	100%	100%	100%	100%

The respective revenue contributions from our different groups have been relatively stable over the eight-quarter period shown in the table above. This stability is principally due to the fact that most of our customers purchase multiple products from us, and do so under TSLs, for which revenue is recognized ratably over the term of the license. Accordingly, significant changes in revenue contribution from different groups have been driven primarily by one-time events, such as acquisitions, by the mix of upfront versus time-based orders received for certain products during a given quarter or, in the case of professional services, by the timing of customer acceptance of performance milestones under ongoing contracts.

We believe our IP and Design for Manufacturing products will, over time, account for increasing percentages of total revenue as a result of our customers’ greater acceptance of and reliance upon pre-designed, pre-verified IP components and tools and technologies needed for the manufacture of very small geometry ICs.

Factors Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.  During the nine months ended July 31, 2005 and July 31, 2004, we temporarily shut down operations in North America for four days during the first quarter of fiscal 2005, three days during first quarter of fiscal 2004 and four days during the third quarter of fiscal 2004, resulting in savings in those periods of approximately $4.4 million, $3.3 million and $4.4 million, respectively.  The savings relate primarily to reductions in salaries and benefits and are reflected in our unaudited condensed consolidated financial statements included herein as follows:

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2005	2004	2005	2004
	(in thousands)
Cost of revenue	$—	$817	$856	$1,421
Research and development	—	1,864	1,889	3,236
Sales and marketing	—	1,167	1,169	2,038
General and administrative	—	525	514	948
Total	$—	$4,373	$4,428	$7,643

Functional Allocation of Operating Expenses

Historically, we allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, upon a significant change in headcount (as in the case of a workforce reduction, realignment or acquisition), or as a result of other business-related factors, management reviews the allocation methodology and the expenses included in the allocation pool. Management conducted such reviews with respect to a workforce realignment effective in fiscal 2004, the ISE acquisition completed in the first quarter of fiscal 2005 and the Nassda acquisition completed in the third quarter of fiscal 2005. The resulting expense allocations may contribute significantly to fluctuations in individual operating expenses from period to period.

Cost of Revenue

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Cost of license revenue	$25.3	$21.6	$3.7	17%
Cost of maintenance and service revenue	17.8	17.1	0.7	4%
Amortization of intangible assets and deferred stock compensation	16.3	25.6	(9.3)	(36)%
Total	$59.4	$64.3	$(4.9)	(8)%
Percentage of total revenue	24%	23%
Nine months ended
Cost of license revenue	$73.3	$64.1	$9.2	14%
Cost of maintenance and service revenue	53.3	49.7	3.6	7%
Amortization of intangible assets and deferred stock compensation	72.5	76.5	(4.0)	(5)%
Total	$199.1	$190.3	$8.8	5%
Percentage of total revenue	27%	22%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue and amortization costs. In April 2005 we revised our methodology for allocating and reporting cost of revenue externally to better align costs of revenue with the appropriate revenue categories.  We have reclassified cost of revenue for the three and nine months ended July 31, 2004 to conform to this new allocation methodology.  In addition, we have segregated expenses directly associated with providing consulting and training from costs of revenue associated with internal functions which provide license delivery and post-customer contract support services.  Management then allocates these group costs between cost of license revenue and cost of maintenance and service revenue based on revenue reported during the quarter.  In general, our total cost of revenue is relatively fixed and does not fluctuate significantly with changes in revenue or license mix.

Cost of license revenue.  Cost of license revenue includes costs associated with the sale and licensing of our software products, both ratable and upfront.  Cost of license revenue includes the allocated cost of employee salary and benefits for providing software delivery, including software production costs, product packaging, amortization of capitalized software development costs related to Synopsys’ products, documentation and royalties payable to third party vendors.

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

For the three months ended July 31, 2005, the total cost of revenue decreased primarily due to a $9.3 million net reduction in amortization expense in core/developed technology caused by completion of amortization from fiscal 2002 acquisitions, primarily the Avant! acquisition, partially offset by (i) an increase in compensation and employee benefits of $3.3 million as a result of our increased investment in professional services personnel and business performance-related compensation increases, and (ii) an increase of $0.4 million in human resources, information technology and facilities costs allocated to this line item compared to the same period last year as a result of increased headcount.

For the nine months ended July 31, 2005, the increase in total cost of revenue was primarily due to (i) an increase in compensation and employee benefits of $10.1 million as a result of our increased investment in professional services personnel and business performance-related compensation increases, and (ii) an increase of $2.0 million in human resources, information technology and facilities costs allocated to this line item as compared to the same period last year as a result of increased headcount, partially offset by (i) a $4.0 million net reduction in amortization expense in core/developed technology caused primarily by completion of amortization from fiscal 2002 acquisitions. Total cost of revenue as a percentage of total revenue for the three and nine months ended July 31, 2005 increased from the same period in fiscal 2004 due to the fact that expenses increased while revenues were reduced due to our change to a more ratable license model in fiscal 2004, partially offset by an overall decrease in core/developed technology amortization expense.

Operating Expenses

Research and Development

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)

Three months ended	$82.0	$68.5	$13.5	20%
Percentage of total revenue	33%	24%
Nine months ended	$234.9	$208.9	$26.0	12%
Percentage of total revenue	32%	24%

For the three months ended July 31, 2005, research and development costs increased primarily due to (i) an increase of $11.4 million caused by added headcount and related costs as a result of the ISE and Nassda acquisitions and our continued efforts to expand our investment in research and development activities, and (ii) an increase of $1.9 million in human resources, information technology and facilities costs allocated to this line item compared to the same period last year as a result of increased headcount.

For the nine months ended July 31, 2005, research and development costs increased primarily due to (i) increase of $23.7 million caused by added headcount and related costs as a result of the ISE and Nassda acquisitions, including an accrual of $5.4 million in compensation expected to be due to former ISE employees now employed by Synopsys based upon probable achievement of certain sales and employee retention milestones, (ii) an increase of $1.7 million in human resources, information technology and facilities costs allocated to this line item compared to the same period last year caused by increased headcount, and (iii) an increase of $1.3 million in other research and development costs from our continued efforts to expand our research and development activities, particularly in lower-cost regions, partially offset by a decrease of $1.3 million in contractor costs as former contractors in lower-cost regions were converted to employees.

Sales and Marketing

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$83.2	$70.4	$12.8	18%
Percentage of total revenue	33%	25%
Nine months ended	$247.9	$216.0	$31.9	15%
Percentage of total revenue	34%	25%

For the three months ended July 31, 2005, higher sales and marketing expenses reflect (i) an increase of $7.9 million in variable compensation driven by increased shipments, higher commission rates applied to shipments beginning in fiscal 2005 and increased business performance-related compensation in the three months ended July 31, 2005 compared to the same period in the fiscal 2004, (ii) an increase of $2.5 million in other compensation for sales and marketing personnel, and (iii) $4.5 million in severance-related costs associated with a workforce reduction executed during the quarter. This increase is offset by a decrease of $1.1 million as result of a reduction in expenses for sales conferences and related meetings.

For the nine months ended July 31, 2005, higher sales and marketing expenses reflect (i) an increase of $25.9 million in variable compensation driven by increased shipments, higher commission rates applied to shipments beginning in fiscal 2005 and increased business performance-related compensation in the nine months ended July 31, 2005 compared to the same period in fiscal 2004, (ii) an increase of $5.9 million in other compensation for sales and marketing personnel due to increased headcount and acquisitions during the nine months ended July 31, 2005 compared to the same period in fiscal 2004, and (iii) $4.5 million in severance-related costs associated with the workforce reduction described above. This increase is offset by (i) a decrease of $2.4 million driven by a reduction in expenses for sales conferences and related meetings, (ii) a $1.1 million reduction in depreciation expense due to decreased investment in computing infrastructure, and (iii) a $1.1 million reduction in human resources, information technology and facilities costs allocated to this line item as a result of decreased headcount.

General and Administrative

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$25.1	$28.2	$(3.1)	(11)%
Percentage of total revenue	10%	10%
Nine months ended	$74.7	$95.8	$(21.1)	(22)%
Percentage of total revenue	10%	11%

For the three months ended July 31, 2005, general and administrative expenses decreased primarily due to (i) the absence of $5.0 million in professional services fees primarily related to the Monolithic System Technology, Inc. (MoSys) litigation incurred in 2004 but not in 2005, and (ii) a reduction of $1.2 million in bad debt expense due to lower than anticipated billings and successful collection efforts for the three months ended July 31, 2005.  The decrease is partially offset by an (i) increase of $1.9 million in employee compensation due to increased headcount, and (ii) an increase of $1.8 million in human resources, information technology and facilities costs allocated to this line item due to increased headcount for the three-month period.

For the nine months ended July 31, 2005, the decrease is primarily due to (i) the absence of $5.4 million in professional service fees primarily related to the MoSys litigation incurred in 2004 but not in 2005, (ii) the $10 million merger termination fee paid to MoSys in fiscal 2004 but not in 2005, (iii) $1.7 million in professional services fees incurred in connection with the proposed acquisition of MoSys which was expensed in the second quarter of fiscal 2004, (iv) a reduction of $3.6 million in bad debt expense due to lower than anticipated billings and successful collection efforts for the nine months ended July 31, 2005, (iv) the absence of $4.5 million in facilities closure costs and relocations costs under our workforce realignment initiated in fiscal 2003 and completed in the first quarter of fiscal 2004, and (v) a decrease of $2.6 million in human resources, information technology and facilities costs allocated to this line item under our methodology for the nine-month period.  This decrease is offset by (i) an increase of $2.4 million in employee compensation due to increased headcount during the third quarter, (ii) an increase of $2.3 million in consulting costs primarily related to market and internal business process analyses and (iii) an increase of $1.7 million in depreciation expense relating to increased investment in our computing infrastructure.

In-Process Research and Development. We recorded a $5.7 million in-process research and development (IPRD) charge related to our acquisition of ISE in the nine months ended July 31, 2005; there were no IPRD charges in the three months ended July 31, 2005. At the date of the ISE acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition date. There were no IPRD charges in the comparable periods in fiscal 2004.

Amortization of Intangible Assets and Deferred Stock Compensation.  Amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three and nine months ended July 31, 2005.  Deferred stock compensation represents the intrinsic value of unvested stock options assumed in connection with prior and current year acquisitions.  The deferred stock compensation is amortized over the options’ remaining vesting period of one to four years.  Generally, amortization of deferred stock compensation will decrease over time as the assumed stock options vest.  Amortization expense is included in our unaudited condensed consolidated statements of operations as follows:

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Included in cost of revenue	$16.3	$25.6	$(9.3)	(36)%
Included in operating expenses	8.2	8.5	(0.3)	(4)%
Total	$24.5	$34.1	$(9.6)	(28)%
Percentage of total revenue	10%	12%

Nine months ended
Included in cost of revenue	$72.5	$76.5	$(4.0)	(5)%
Included in operating expenses	25.8	26.4	(0.6)	(2)%
Total	$98.3	$102.9	$(4.6)	(4)%
Percentage of total revenue	13%	12%

The decreases in amortization of intangible assets and deferred compensation in the three and nine months ended July 31, 2005 are primarily driven by completion during the three months ended July 31, 2005 of the amortization of the intangible assets related to core/developed technology from fiscal 2002 acquisitions, primarily the acquisition of Avant! Corporation, and by the declining amounts of amortization related to deferred compensation recorded in prior year acquisitions, partially offset by amortization charges from the ISE and Nassda acquisitions.  See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Operating Margin

Our operating margin declined to approximately (3)% and (7)% in the three and nine months ended July 31, 2005, respectively, compared to approximately 15% and 14% in the same periods in fiscal 2004, primarily due to (i) lower overall revenue in fiscal 2005 as a result of decreased upfront revenue following our license model transition in the fourth quarter of fiscal 2004, (ii) higher cost of revenue to support increased field headcount due to higher than expected utilization of our services organization, (iii) increased sales commission expense driven by higher shipments and higher commission rates and other business performance-related compensation than in the prior periods, (iv) an increase in research and development expenses primarily driven by an increase in headcount and the accrual of compensation expected to be due to former ISE employees now employed by Synopsys based upon probable achievement of certain sales and employee retention milestones, (v) the write-off of in-process research and development expense relating to the ISE acquisition during the first quarter of fiscal 2005, and (vi) the severance-related costs associated with our workforce reduction executed at the end of the third quarter of fiscal 2005.

Other Income (Expense), Net

	JULY 31,		DOLLAR	%
	2005	2004	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Interest income, net	$2.6	$1.1	$1.5	136%
Gain (loss) on sale of investments, net of investment write-downs	—	0.1	(0.1)	(100)%
Foreign Currency exchange gain/(loss)	0.1	0.3	(0.2)	(67)%
Foreign Currency exchange gain from disallowed hedges	—	—	—	—
Other	33.2	(0.2)	33.4	16,700%
Total	$35.9	$1.3	$34.6	2662%

Nine months ended
Interest income, net	$6.3	$4.2	$2.1	50%
Gain (loss) on sale of investments, net of investment write-downs	(2.6)	(0.6)	(2.0)	(333)%
Foreign Currency exchange gain/(loss)	2.5	0.3	2.2	733%
Foreign Currency exchange gain from disallowed hedges	3.0	—	3.0	100%
Other	33.2	(2.8)	36.0	1286%
Total	$42.4	$1.1	$41.3	3755%

The increase in other income (expense), net for the three months ended July 31, 2005 compared to the same period in fiscal 2004 is primarily due to the $33 million gain from the litigation settlement relating to the Nassda acquisition. The increase for the nine-month period is due primarily to the Nassda litigation settlement and to a reclassification of $3.0 million from accumulated other comprehensive loss to other income. See Notes 2 and 11 to Notes to Unaudited Condensed Consolidated Financial Statements.

Income Tax Rate

Effective Tax Rate. We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimates of annual pre-tax income (and losses), the geographic mix of pre-tax income (and losses), and our interpretations of tax laws and possible outcomes of current and future audits.

Our effective tax rate for the three months ended July 31, 2005 and July 31, 2004 was a tax expense rate of 41.5% and 3%, respectively. Our effective tax rate for the nine months ended July 31, 2005 and July 31, 2004 was a tax benefit rate of 76.6% and a tax expense rate of 18%, respectively. The increase for the current three-month period compared to the three-month period in fiscal 2004 was caused by the $33 million gain from the Nassda litigation settlement, for which we recorded income tax expense of $12.8 million as a discrete event. This increase was partially offset by a higher full-year projected tax benefit rate due to a projected pre-tax loss for the year, excluding the gain from the litigation settlement. The decrease in effective tax rate for the nine months ended July 31, 2005 from a tax expense rate to a tax benefit rate in the comparable fiscal 2004 period was due to a projected fiscal 2005 pre-tax loss compared to a projected pre-tax profit for the nine months ended July 31, 2004.

IRS Revenue Agent’s Report. On May 31, 2005, we received a Notice of Proposed Adjustment from the Internal Revenue Service (IRS) asserting a very large net increase to our U.S. taxable income arising from the audit of fiscal years 2000 and 2001.  On June 8, 2005, we received a Revenue Agent’s Report (RAR) in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate which adjusts quarterly. A higher underpayment rate of interest may be charged as a result of the issuance of the RAR.

This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a foreign subsidiary. On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS. Resolution of this matter may take considerable time, possibly multiple years. The amount of the proposed adjustment for fiscal years 2000 and 2001 is the total amount relating to these transactions asserted under the IRS theories.

We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we are adequately provided with respect to this matter.  If we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition would be materially and adversely affected.

Repatriation Evaluation. The American Jobs Creation Act of 2004 (the Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. This elective repatriation is subject to a number of limitations which may limit the amount of any distribution eligible for the dividends received deduction made under the Act to an amount less than the total distribution.  Recent guidance issued in connection with the Act removed certain uncertainties with respect to how the limitations contained in the Act would apply to us. We are analyzing the impact of these limitations. We are not yet in a position to decide on whether, or to what extent, we might elect to use this special one-time elective provision, but believe, based on our analysis to date, it is reasonably possible we may repatriate foreign earnings in the range of $125 million to $420 million in the fourth quarter of fiscal 2005. We expect to finalize our assessment and, if appropriate, to effect a repatriation, before October 31, 2005.

We cannot yet determine the impact of repatriation, should we choose to make one, on our income tax expense for fiscal 2005, the amount of our indefinitely reinvested foreign earnings or the amount of our deferred tax liability on any undistributed foreign earnings. If, however, we repatriate between $125 million and $420 million, the estimated tax expense would be between $6 million and $17 million, respectively, which we would record as a tax expense in the fourth quarter of fiscal 2005.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of July 31, 2005, cash, cash equivalents and short-term investments decreased $79.6 million, or 14%, to $499.4 million as of July 31, 2005 from $579.0 million as of October 31, 2004, as further described below.

Cash provided by operations is in part dependent upon the payment terms in our license agreements. License fees under our time-based licenses are typically paid quarterly in even increments over the term of the license.  Conversely, for an upfront license, we require customers pay a substantial portion of the license fee within the first year. Accordingly, we generally receive cash from time-based licenses, the primary component of our business under our now almost fully ratable license model, later than from upfront licenses.

Cash provided by operations was $194.9 million for the nine months ended July 31, 2005 compared to $230.5 million for the same period in fiscal 2004. This decrease of $35.6 million largely resulted from (i) a decrease in cash collections of $96.7 million for the nine months ended July 31, 2005 when compared to the same period last year due to extended payment terms granted to customers under our more ratable license model, and (ii) a $2.4 million increase in cash used to pay variable compensation driven by increased shipments and other business performance-related compensation when compared to the same period in fiscal 2004.  This decrease is partially offset by (i) the $33 million litigation settlement received during fiscal 2005 in connection with the Nassda acquisition, (ii) payment of $13.1 million in fiscal 2004 related to our corporate restructuring and not made during fiscal 2005, (iii) a decrease of $8.0 million in corporate income taxes and international value added taxes paid compared to the prior period, and (iv) payment of a $10.0 million acquisition termination fee in fiscal 2004 which was not paid in the current nine-month period.

Accounts receivable, net of allowances and receivables received in the Nassda acquisition, decreased $23.6 million, or 18%, to $108.7 million as of July 31, 2005 from $132.3 million as of October 31, 2004. Days sales outstanding (DSO), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased to 39 days as of July 31, 2005 from 53 days as of October 31, 2004. The decrease in DSO and accounts receivable is attributable to improved collections from customers and lower billings for the nine months ended July 31, 2005 due to extended payment terms granted to customers under our more ratable license model compared to the prior nine-month period.

Cash used in investing activities was $156.2 million for the nine months ended July 31, 2005 compared to $108.6 million for the same period in fiscal 2004. The increase in cash used of $47.6 million is primarily due to a substantial increase of $131.7 million in cash used for the ISE and Nassda acquisitions, partially offset by an increase of $83.9 million in net proceeds from the sales of short-term and long term investments.

Cash used in financing activities was $64.0 million for the nine months ended July 31, 2005 compared to $146.4 million provided by financing activities for the same period in fiscal 2004. The decrease of $82.4 million in cash used by financing activities is due to decreased proceeds of $117.5 million from the issuance of our common stock pursuant to our employee stock plans in fiscal 2005 when compared to fiscal 2004 which decreased the amount of funds available for financing activities, partially offset a decrease of $200.0 million in cash used to repurchase shares of our common stock in the open market when compared to the nine months ended July 31, 2004.

We hold our cash, cash equivalents and short-term investments in the U.S. and in foreign accounts, primarily Ireland, Bermuda and Japan. As of July 31, 2005, we held an aggregate of $102.5 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $396.9 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan, we currently maintain a policy under APB 23, Accounting for Income Taxes-Special Areas, of permanently reinvesting such funds outside of the U.S.

In April 2004, we entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant.  In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. On May 3, 2005, we borrowed $75.0 million under this credit facility in connection with the acquisition of Nassda.  We repaid this amount in full as of May 27, 2005.  As of July 31, 2005, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

We believe our current cash, cash equivalents, short-term investments and cash generated from operations will satisfy our business requirements for at least the next twelve months.

Option Exchange Program

In March 2005, the Board of Directors approved an option exchange program under which outstanding employee stock options (other than options held by executive officers) with exercise prices of $25.00 or greater per share could be exchanged for a lesser number of options granted at current fair market value and with a new vesting period. The Board adopted this program due to the fact that the exercise prices of a large number of outstanding employee stock options were significantly below our stock price and thus did not provide adequate employee incentive. Our stockholders approved the program in May 2005. As a result, on June 23, 2005, we accepted for cancellation options to purchase 7.3 million shares of common stock and in exchange granted to eligible employees options to purchase 3.8 million shares of our common stock at an exercise price of $17.16 per share, except for options to purchase approximately 22,000 shares which were issued with an exercise price of $18.06 due to regional laws regarding the pricing of stock option grants.

Factors That May Affect Future Results

Weakness, budgetary caution or consolidation in the semiconductor and electronics industries may continue to negatively impact our business.

We generate substantially all of our revenue from the semiconductor and electronics industries. Beginning in late calendar 2000, the semiconductor industry entered its steepest and longest downturn of the past 20 years. According to the Semiconductor Industry Association (SIA), the semiconductor industry grew by 18% in 2003 and 29% in 2004 and industry revenues are expected to grow modestly in 2005 and 2006.  Historically, growth in semiconductor sales has been followed by growth in semiconductor R&D spending, which in turn has led to growth in EDA expenditures. We estimate that R&D spending among large semiconductor companies increased approximately 10% from 2003 to 2004. However, EDA industry revenue during the semiconductor industry recovery has not tracked the growth in R&D spending.

We believe that, over the long term, growth in EDA spending will continue to depend on growth in semiconductor R&D spending and continued growth in the overall semiconductor market. However, we cannot predict the timing or magnitude of growth in semiconductor revenues, R&D spending or spending on EDA products, nor whether we will benefit from any such increases should they occur. In addition, we believe that EDA industry growth has been adversely affected by many factors, including ongoing efforts by semiconductor companies to control their spending, uncertainty regarding the long term growth rate of the semiconductor industry, excess EDA tool capacity at many customers and increased competition in the EDA industry itself. If these factors persist or semiconductor industry growth does not occur (or if we do not benefit from any such increases), our business, operating results and financial condition will be materially and adversely affected.

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

The 2000-2002 downturn, the increasing complexity of SoCs and ICs and customers’ concerns about managing cost and risk have also led to the following potentially long-term negative trends:

•      The number of starts of new IC designs declined between 2000 and 2004. New IC design starts are a key driver of demand for EDA software.

•      A number of partnerships and mergers in the semiconductor and electronics industries have occurred, and more are likely. Partnerships and mergers can reduce the aggregate level of purchases of EDA software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Synopsys.

•      Cost controls among customers have persisted since the 2000-2002 downturn, adversely impacting our customers’ EDA spending.

•      Fewer new companies engaged in semiconductor design are being formed or funded, compared to the peak of the technology boom and demand from existing small and medium-sized semiconductor companies has been soft. These companies have traditionally been an important source of new business for us. As a result, we have become more reliant on our established customer base for new orders.

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

We compete with other EDA vendors that offer a broad range of products and services, primarily Cadence Design Systems, Inc. and Mentor Graphics Corporation, and with EDA vendors that offer products focused on one or more discrete phases of the IC design process, such as Magma Design Automation, Inc., which has gained a meaningful position in one of our core segments. We also compete with customers’ internally developed design tools and capabilities. If we fail to compete effectively, our business will be materially and adversely affected.

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

•      Our major initiatives face intense competition and in some cases address emerging markets. We have invested significant resources into further development of our Galaxy Design Platform, integration of our Discovery Verification Platform and enhancement of its System Verilog and other advanced features and development of our Design for Manufacturing and IP portfolios, and have acquired companies that sell products in these areas. It is difficult for us to predict the success of these initiatives and acquisitions. If we fail to expand revenue from our new initiatives at the desired rate, our business, results of operations and financial condition would be materially and adversely affected.

•      Price is an important competitive factor. Customers require a mix of price and tool performance that suits their needs; in some cases this may lead them to choose vendors based on price more than performance. In certain situations we must offer substantial discounts on our products to meet pricing set by the competition. If, as we expect, customers begin to consolidate their purchases with fewer vendors, some EDA suppliers may pursue a deep discount strategy. As a result, prices for our products may decline and/or we may lose potential business to lower price competitors. In either case, our business, operating results and financial condition could be materially and adversely affected.

•      Payment terms are also an important competitive factor and are aggressively negotiated by our customers. During the second half of fiscal 2003 and continuing through 2004 and 2005, payment terms on time-based licenses lengthened compared to prior periods, negatively affecting our cash flow from operations.

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

Some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods include, but are not limited to:

•      Beginning in the fourth quarter of fiscal 2004, we shifted our target license mix to consist almost entirely of time-based licenses. Time-based licenses yield significantly less current period revenue and more future period revenue than upfront licenses. The license mix shift decreased revenue for fiscal 2004 and fiscal 2005 to date and will result in lower revenue for the full-year fiscal year 2005 compared to fiscal 2004.

•      Our revenue and earnings targets over a number of fiscal periods assume a certain level of orders and a certain mix between upfront and time-based licenses. The amount of orders received and changes in the mix due to factors such as the level of overall license orders, customer demand, preferred customer payment terms and requested customer ship dates could have a material adverse effect on our revenue and earnings. For example, if we ship more upfront licenses than expected during any given fiscal period, our revenue and earnings for that period could be above our targets even if orders are below target; conversely, if we ship fewer upfront licenses than expected our revenue and earnings for that period could fall below our targets even if orders meet or even exceed our target. Similarly, if we receive a lower-than-expected level of TBL orders during a given period, our revenue in future periods could be negatively affected.

•      The market for EDA products is dynamic and depends on a number of factors including consumer demand for our customers’ products, customer R&D and EDA tool budgets, pricing, our competitors’ product offerings and customer design starts.  It is difficult to predict in advance the effect of these and other factors on our customer’s demand for our products on a medium or long term basis.  As a result, actual future customer purchases could differ materially from our forecasts which, in turn could cause our actual revenue to be materially different than our publicly-disclosed targets.

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

•      In the past, we have regularly received a significant proportion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of one or more orders, particularly an upfront order, could have a material adverse effect on our bookings, revenue and earnings for that quarter.

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

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income.  An adverse outcome of this examination or any future examinations involving similar claims could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2000 and 2001, on May 31, 2005 we received a Notice of Proposed Adjustment in which the IRS claimed a very large increase to our U.S. taxable income. On June 8, 2005, we received a Revenue Agent’s Report in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest.  This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a foreign subsidiary. We have filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly multiple years.

We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable the Company will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we are adequately provided with respect to this matter.  If we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of the Company’s provision for this matter, our results of operations and financial condition would be materially and adversely affected.

Businesses we have acquired or that we may acquire in the future may not perform as we project.

We have acquired a number of companies or their assets in recent years, including three in fiscal 2005 to date, six transactions during fiscal 2004 and three transactions in fiscal 2003, and, as part of our efforts to expand our product and services offerings, we expect to acquire additional companies in the future.

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

•      Delays caused by regulatory scrutiny;

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

A failure to timely recruit and retain key employees, including a Chief Financial Officer and Principal Accounting Officer, would have a material adverse effect on our business.

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

Synopsys’ Chief Financial Officer resigned effective May 27, 2005 and our Principal Accounting Officer has given notice that he intends to resign from Synopsys effective on or about September 7, 2005. While we are currently engaged in a search for candidates to fill these positions, we can give no assurance as to when we will be able to hire qualified replacements. Should we be unable to fill these positions for an extended period of time, we could deem these vacancies to constitute a significant deficiency or material weakness in our internal controls over financial reporting, which could adversely impact our stock price.

We issue stock options and maintain employee stock purchase plans as a key component of our overall compensation. There is growing pressure on public companies from stockholders, who must approve any increases in our stock option pool, generally to reduce our overhang or amount of outstanding and unexercised stock options. In addition, we expect that the implementation of accounting rules that will require us to recognize on our income statement compensation expense from employee stock options and our employee stock purchase plan and which we will be required to adopt in the first quarter of fiscal 2006, will increase stockholder pressure to limit future option grants. These factors may make it more difficult for Synopsys to grant attractive option packages in the future, which could adversely impact our ability to attract and retain key employees.

Stagnation of foreign economies, foreign exchange rate fluctuations and the increasingly global nature of our operations could adversely affect our performance.

During fiscal 2004 and the nine months ended July 31, 2005, we derived 45% and 46%, respectively, of our revenue from outside North America; going forward, we expect our overall orders and revenue targets will continue to depend on substantial contributions from outside North America. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any stagnation of foreign economies could adversely affect our performance by reducing the amount of revenue derived from outside North America.

Our operating results are also affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when the U.S. dollar weakens relative to other currencies, particularly the Euro, the Japanese yen and, to a lesser extent, the Canadian dollar, as a result of the conversion of expenses of our foreign operations denominated in foreign currencies into the dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge certain foreign currency exposures of our business, we can provide no assurance that our hedging transactions will be effective.

In addition, we have expanded our non-U.S. operations significantly in the past several years. While the increased international presence of our business creates the potential for cost reductions and higher international sales, this strategy also requires us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations performing complex software development projects and ensure intellectual property protection outside of the United States. The failure to effectively manage our global operations would have a material adverse effect on our business and results of operations.

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

In December 2004, the FASB issued statement of Financial Accounting standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which, under the current timetable for effectiveness, will be effective in our first quarter of fiscal 2006. SFAS 123R will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Synopsys currently uses the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards; this will lead to substantial additional compensation expense and will have a material adverse effect on our reported results of operations. Note 8 to Unaudited Condensed Consolidated Financial Statements in this report provides our pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the periods presented.

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

If export controls affecting our products are expanded, our business could be materially and adversely affected.

The U.S. Department of Commerce regulates the sale and shipment of certain technologies by U.S. companies to foreign countries. To date, we believe we have successfully complied with applicable export regulations. However, if the Department of Commerce places significant export controls on our existing, future or acquired products, our business could be materially and adversely affected.

Computer viruses, intrusion attempts on our information technology infrastructure and denial of service attacks could seriously disrupt our business operations.

Hackers and others have in the past created a number of computer viruses or otherwise initiated denial of service attacks on computer networks and systems. Our information technology infrastructure is regularly subject to various attacks and intrusion efforts of differing seriousness and sophistication. While we diligently maintain our information technology infrastructure and continuously implement protections against such viruses or intrusions, if our defensive measures fail or should similar defensive measures by our customers fail, our business could be materially and adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. The primary objective of our investment activities is to preserve the principal and maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

The following table presents the fair value and related weighted-average total return for our investment portfolio. The fair value approximates the carrying value as of July 31, 2005.

	FAIR VALUE	WEIGHTED AVERAGE TOTAL RETURN
	(dollars in thousands)
Short term investments — U.S.	$68,366	2.37%
Cash equivalent investments — U.S.	4,001	2.60
Money market funds — U.S.	26,197	2.17
Short term investments — International	111,094	2.93
Cash equivalent investments — International	1,169	3.27
Cash deposits and money market funds — International	272,002	2.35
Total interest bearing instruments	$482,829	2.48%

As of July 31, 2005, the stated maturities of our current short-term investments were $107.5 million within one year, $42.7 million within one to five years, $1.8 million within five to ten years and $27.5 million after ten years, compared to stated maturities of our current short-term investments and cash equivalents as of October 31, 2004 of $99.9 million within one year, $93.1 million within one to five years, $10.3 million within five to ten years and $44.9 million after ten years. However, in accordance with our investment policy, the weighted-average effective duration of our total invested funds does not exceed one year.  These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

The following table presents the amounts of our cash equivalents and investments as of July 31, 2005 that are subject to interest rate risk by calendar year of expected maturity and average interest rates:

	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$303,369				$303,369	$303,369
Average interest rate	2.34%
Short-term investments (variable rate)	$41,433	$3,844	$6,321		$51,598	$51,598
Average interest rate	2.75%	3.30%	3.22%
Short-term investments (fixed rate)	$70,961	$45,136	$11,765		$127,862	$127,862
Average interest rate	3.07%	3.17%	3.36%

In April 2004, we entered into a three-year senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. In April 2004, we borrowed and repaid $200 million under the credit facility. On May 3, 2005, we borrowed $75.0 million under this credit facility in connection with the acquisition of Nassda.  We repaid this amount in full as of May 27, 2005.  As of July 31, 2005, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

Foreign Currency Risk. The functional currency of each of Synopsys’ active foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish and Swiss subsidiaries whose functional currencies are the U.S. dollar.  We engage in programs to hedge (i) currency exposures associated with certain assets and liabilities denominated in non-functional currencies, and (ii) forecasted intercompany and third party accounts receivable, backlog and accounts payable denominated in non-functional currencies. Our hedging activities are intended to offset the impact of currency fluctuations on the value of these balances and expenses.

We designate a portion of our forward contracts as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133) and record gains and losses on these hedges in accumulated other comprehensive income until the forecasted exposure is recorded on the balance sheet.  The ineffective portion of our cash flow hedges is measured each period and recognized currently in earnings.

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

The success of our hedging activities depends upon the accuracy of our estimates. As a result, to the extent our estimates of various balances denominated in non-functional currencies prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy. We can provide no assurance that our hedging transactions will be effective to prevent losses caused by changes in foreign currency exchange rates.

Foreign currency contracts entered into in connection with our hedging activities contain credit risk in that the counterparty may be unable to meet the terms of the agreements. We have limited these agreements to major financial institutions to reduce this credit risk. We do not enter into forward contracts for speculative purposes.

The following table provides information about our foreign currency contracts as of July 31, 2005. The maximum original duration of these contracts is 16 months for our Euro forward contracts and one month for all other currencies.  As of July 31, 2005, the cumulative fair value of our forward contracts was $(0.94) million.

	AMOUNT IN U.S. DOLLARS	WEIGHTED AVERAGE CONTRACT RATE
	(in thousands)	(foreign currency units)
Notional Forward Contract Values:
Japanese yen	$83,752	111.165
Euro	62,432	0.80912
Canadian dollar	12,920	1.21765
British pound sterling	7,529	0.5731
Chinese renminbi	3,594	8.082
Singapore dollar	2,353	1.6603
Korean Won	2,166	1024.00
Israeli shekel	2,103	4.5289
Taiwan dollar	1,025	31.6063
Swiss Franc	421	1.29344
Swedish Korna	298	7.80685
Indian Rupee	214	43.54
TOTAL	$178,807

Net unrealized gains of approximately $0.86 million, net of tax, as of July 31, 2005, are included in accumulated other comprehensive income (loss) on our unaudited consolidated balance sheet. Net cash outflows on maturing forward contracts during the three months ended July 31, 2005 were $2.4 million.

Accumulated other comprehensive loss for the nine months ended July 31, 2005 was $14.4 million compared to $0.6 million in the same period in fiscal 2004. The increased loss is primarily due to foreign currency fluctuations and foreign currency translation.

Equity Risk. As of July 31, 2005, our strategic investment portfolio consisted of approximately $9.1 million of minority equity investments in publicly traded and privately held companies. The securities of publicly traded companies are classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of other comprehensive income (loss) in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During the nine months ended July 31, 2005, we reduced the value of our strategic investment portfolio by $2.6 million for certain investments we determined were impaired. During the three months ended July 31, 2005, no investments were considered impaired and therefore we did not reduce the value of our strategic investment portfolio. Our accounting policies covering our strategic investments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures. As of July 31, 2005 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the Evaluation Date, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, (2) Synopsys’ disclosure controls and procedures were effective at that reasonable assurance level, and (3) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)    Changes in Internal Controls.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against Synopsys and certain of our officers alleging violations of the Exchange Act. The complaint purports to be a class action lawsuit brought on behalf of persons who acquired Synopsys stock during the period of December 3, 2003 through August 18, 2004. The complaint alleges that the individual defendants caused Synopsys to make false and misleading statements about Synopsys’ business, forecasts, and financial performance, and that certain Synopsys officers or employees sold portions of their stock holdings while in the possession of adverse, non-public information. The complaint does not specify the amount of damages sought. In November 2004, the Court appointed a lead plaintiff in the case. In January 2005, the lead plaintiff, the Wu Group, filed an amended complaint.  Synopsys filed a motion to dismiss the amended complaint and a motion for sanctions in March 2005.  In August 2005, the Court granted our motion to dismiss, but denied the motion for sanctions, and allowed the plaintiff 30 days to amend their complaint. The parties have since stipulated, subject to final Court approval, to a dismissal with prejudice, with each side bearing its own fees and costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended July 31, 2005.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
May 1 through June 4, 2005	195,000	$16.6465	195,000	$436,614,897
Month #2
June 5, 2005 through July 2, 2005	0		0	436,614,897
Month #3
July 3, 2005 through July 30, 2005	0		0	436,614,897
Total	195,000	$16.6465	195,000	$436,614,897

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders at our Mountain View, California offices on May 23, 2005.  Six matters were submitted to, and approved by, stockholders, as set forth below.

1.      The stockholders elected eight directors to our Board of Directors, to hold office for a one-year term or until their respective successors are elected. The votes regarding this matter were as follows:

	Total Votes For Each Director	Total Votes Withheld From Each Director	Broker Non-Votes
Aart J. de Geus	112,726,248	15,451,813	0
Chi-Foon Chan	108,767,008	19,441,053	0
Bruce R. Chizen	113,875,165	14,302,896	0
Deborah A. Coleman	114,375,288	13,802,773	0
A. Richard Newton	104,159,012	24,019,049	0
Sasson Somekh	114,365,391	13,812,670	0
Roy Vallee	114,271,715	13,906,346	0
Steven C. Walske	104,295,504	23,882,557	0

2.     The stockholders approved the Company’s 2005 Non-Employee Directors Equity Incentive Plan and the reservation of 300,000 shares of common stock for issuance thereunder.  The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
82,002,158	26,487,708	1,109,205	18,578,990

3.     The stockholders approved an amendment to our Employee Stock Purchase Plan (including the international component referred to as the International Employee Stock Purchase Plan) (the Purchase Plan) to increase the number of shares of common stock authorized for issuance under the plans by 4,000,000 shares.  The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
76,114,650	32,415,438	1,038,983	18,578,990

4.     The stockholders approved an amendment to the Purchase Plan to increase to increase the number of shares of common stock purchasable in total by all participants on any one semi-annual purchase date from 1,000,000 shares to 2,000,000 shares.  The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
80,092,608	28,461,818	1,044,645	18,578,990

5.     The stockholders approved a proposed exchange of outstanding stock options issued under our stock option plans having an exercise price equal to or greater than $25.00 per share, for a reduced number of new options with new vesting requirements and an exercise price set at the then current market price on date of grant.  The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
75,960,393	32,540,955	1,097,723	18,578,990

6.    The stockholders approved a proposal to ratify the appointment of KPMG LLP as our independent auditors for the 2005 fiscal year. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
125,586,172	1,565,671	1,026,218	0

ITEM 6. EXHIBITS

3.1           Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2           Restated Bylaws of Synopsys, Inc. (2)

4.1           Reference is made to Exhibit 3.1 and 3.2.

31.1         Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2         Certification of Acting Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1         Certification of Chief Executive Officer and Acting Chief Financial Officer as required by Rule 13a-14(b) of the Securities

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

SYNOPSYS, INC.

By:	/s/ Rex S. Jackson
Rex S. Jackson
Senior Vice President, Acting Chief Financial Officer General Counsel and Secretary (Principal Financial Officer)

Date: September 2, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Acting Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Acting Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code. (3)

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