Form 10-K
period 2005-10-31
SYNOPSYS INC
filed 2006-01-12
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2005

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,925,478,600. Aggregate market value excludes an aggregate of 26,614,376 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

On December 31, 2005, 144,372,085 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year ended October 31, 2005

i

PART I

This Annual Report on Form 10-K, particularly in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements include, but are not limited to, statements concerning: our business, product and platform strategies, expectations regarding previous and future acquisitions; completion of development of our unfinished products, or further development or integration of our existing products; continuation of current industry trends towards vendor consolidation; expectations regarding our license mix; expectations regarding future revenue; expectations regarding customer interest in more highly integrated tools and design flows; expectations of the success of our intellectual property and design for manufacturing initiatives; expectations regarding revenue seasonality; expectations regarding the likely outcome of the Internal Revenue Service’s proposed net tax deficiencies for fiscal years 2000 and 2001 or other outstanding litigation; expectations that our cash, cash equivalents and short-term investments and cash generated from operations will satisfy our business requirements for the next 12 months; and our expectations of our future liquidity requirements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, especially under the caption “Factors that May Affect Future Results,” in Item 7 in this Form 10-K. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of these terms, or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements.

Item 1.                        Business

Introduction

Synopsys, Inc. (Synopsys) is a world leader in electronic design automation (EDA) software and related services for semiconductor design. We deliver technology-leading semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, we provide intellectual property (IP) and design services to simplify the design process, and accelerate time-to-market for our customers. We also provide software and services that help customers prepare their designs for manufacturing.

We incorporated in 1986 in North Carolina and reincorporated in Delaware in 1987. Our headquarters are located at 700 East Middlefield Road, Mountain View, California 94043, and our telephone number there is (650) 584-5000. We have more than 60 offices throughout North America, Europe, Japan and Asia.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements relating to our annual meetings of stockholders, Current Reports on Form 8-K and amendments to these reports, as well as filings made by our executive officers and directors, are available on our Internet website (www.synopsys.com). We post these reports to our website as soon as practicable after we file them with, or furnish them to, the SEC. The contents of our website are not part of this Form 10-K.

The Role of EDA in the Electronics Industry

Technology advances in the semiconductor industry have steadily increased the feature density, speed, power efficiency and functional capacity of semiconductors (also referred to as integrated circuits, ICs or chips).

•       Since the early 1960s, steadily decreasing feature widths (the widths of the wires imprinted on the chip that form the transistors) and other developments have enabled IC manufacturers to follow “Moore’s law,” approximately doubling every two years the number of transistors that can be placed on a chip.

•       Chips have become more power efficient to address demand for smaller and more powerful handheld devices such as cell phones, digital cameras, music players and personal digital assistants.

•       Increasingly, single Systems-on-a-Chip (SoCs) can handle functions formerly performed by multiple ICs attached to a printed circuit board.

Combined, these advances in semiconductor technology have enabled the development of lower cost, higher performance computers, wireless communications networks, hand held devices, Internet routers and a wealth of other electronic devices. Each advance, however, has introduced new challenges for all participants in semiconductor production, from designers and manufacturers to equipment manufacturers and EDA software suppliers, such as Synopsys.

These technological challenges have been accompanied by unprecedented business challenges stemming from the semiconductor downturn in 2000-2002, increased globalization leading customers to source their products in lower cost areas, and consumer demand for cheaper and more advanced products.

The IC Design Process

EDA software enables designers to create complex semiconductors. In simplified form, the IC design process consists of the steps described below.

System Design.   In system design, the designer describes the chip’s desired functions in very basic terms using a specialized high-level computer language, typically C++ or System C. This phase yields a relatively high level behavioral model of the chip.

Register Transfer Level (RTL) Design.   RTL design is the process of capturing the intended design functionality created at the system level using a specialized high level computer language, typically Verilog or VHDL.

Logic Design.   Logic design, or “synthesis,” programs convert the RTL code into a logical diagram of the chip, and produce a data file known as a netlist describing the various groups of transistors, or gates, to be built on the chip.

Functional Verification.   At the RTL level of IC design, the designer uses functional verification tools such as RTL simulators and testbench automation and other verification tools to verify that the design will function as intended. The increasing size and complexity of today’s ICs and SoCs have vastly increased the time and effort required to verify chip designs, with verification estimated to consume 60% to 70% of total design time. As a result, designers are demanding solutions that can handle increasing complexity at ever higher speeds, and that can reduce verification risk (i.e., find design bugs before designs are taken into production).

Physical Design.   In the physical design stage, the designer plans the physical location of all of the transistors and each of the wires connecting them with “place and route” products. The designer first determines the location on the chip die for each block of the chip, as well as the location for each transistor within each block, a process known as “placement.” In many designs, placement is performed in conjunction with logic synthesis, a process known as “physical synthesis.” After placement the designer adds the connections between the transistors, a process known as “routing.” With increasing gate counts and design complexity, seamless correlation among physical design and other tools is becoming increasingly important.

Physical Verification.   Before sending the chip design files to a manufacturer for fabrication, the designer must perform a series of further verification steps, checking to make sure that the final design complies with the specific requirements of the fabrication facility that will manufacture the chip.

Design for Manufacturing.   The design is then translated to a series of photomasks, or physical representations of the design. IC manufacturers use photomasks to produce the silicon wafer containing individual ICs. As IC wire or “feature” sizes shrink, this translation is becoming more and more difficult. These challenges are exacerbated because in advanced designs the feature widths can be smaller than the wavelength of the light used in the manufacturing process, requiring advanced software tools and techniques such as optical proximity correction to alter the mask to ensure the desired features can still be produced. Technology computer-aided design, or TCAD, tools are also used to model individual features or “devices” within the design to help ensure manufacturability. Finally, various yield enhancement tools and technologies are employed at this stage to increase the number of usable ICs contained on each silicon wafer.

Intellectual Property Reuse.   As IC designs continue to grow in size and complexity, designers have found that inserting “pre-designed and pre-verified” design blocks into the design can be an effective way to help reduce overall design cost and cycle time by reducing the number of chip elements that must be designed and comprehensively verified. Usually such IP blocks represent functions that can be used in multiple applications and ICs, including microprocessors, digital signal processors, or connectivity IP that support such protocols as USB, PCI Express or Ethernet.

Strategy

With increasing chip complexity, designers are finding it more and more difficult to complete each of the steps described above sequentially, and must repeat some steps, such as verification, multiple times before finishing the design. Each such iteration can add significant costs and makes it more difficult for the designer to meet time-to-market goals. Synopsys addresses these difficulties by integrating our point tools into product platforms, enabling significantly improved correlation and interoperability as the design moves from one step to the next.

In addition, smaller and smaller chip feature sizes require designers to take manufacturing issues into account earlier in the production process than ever before. Synopsys has invested heavily in design for manufacturing tools and technologies that help ensure designs are still able to be manufactured after delivery to the fabrication facility at an acceptable yield.

Finally, designers are under increasing pressure to release their products commercially more quickly than ever before as a result of accelerating global competition. We address this issue by making available a large portfolio of high quality, pre-verified standards-based and other IP, which designers can use to complete their design faster and with greater confidence.

Products and Services

Our products and services are managed by our four principal business units, the Implementation, Verification, Silicon Engineering and Solutions groups.

Implementation Group

Our Implementation Group is responsible for our Galaxy Design platform, which provides our customers a single, integrated IC design solution which includes industry-leading individual products and incorporates common libraries and consistent timing, delay calculation and constraints throughout the design process. The platform uses our open Milkyway database and allows designers the flexibility to integrate internally developed and third-party tools. With this advanced functionality, common foundation and flexibility, our Galaxy Design platform helps reduce design times, decrease integration costs and minimize the risks inherent in advanced, complex IC designs.

The following are the Galaxy Design platform’s principal products and solutions:

•       IC Compiler physical design solution, which unifies previously separate IC design operations by providing concurrent physical synthesis, clock-tree synthesis, routing, yield optimization and sign-off correlation and delivering significant improvements in design performance and productivity.

•       Design Compiler® logic synthesis product used by a broad range of IC design companies to optimize their designs for performance and area.

•       Physical Compiler® physical synthesis product, which unites logic synthesis and placement functionality and addresses critical timing problems encountered in designing advanced ICs and SoCs.

•       Apollo™ physical design product used for the placement and routing of a chip.

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

•       Formality® formal verification sign-off solution, which compares two versions of a design to determine if they are equivalent.

•       Star-RCXT™ extraction solution for analyzing IC layout data and determining key electrical characteristics of a chip, such as capacitance and resistance.

•       Hercules™ physical verification product family, which performs hierarchical design-rule checking, electrical rule checking, and layout versus schematic verification.

The Implementation Group also develops and markets products that perform a number of other important design functions, including power management, chip testing and IC floor planning.

Verification Group

Our Verification Group is responsible for our Discovery Verification platform, which combines our simulation and verification products and design-for-verification methodologies, and provides a consistent control environment to help significantly improve the speed, breadth and accuracy of our customers’ verification efforts.

The following are the Discovery Verification platform’s principal products and solutions:

•       VCS® comprehensive RTL verification solution, which includes technologies that support model development, testbench creation, coverage feedback and debugging techniques.

•       Vera® testbench generator, which automates the creation of testbenches, custom models that provide simulation inputs and respond to simulated outputs from the design during verification. Automating this process significantly improves verification quality.

•       NanoSim® FastSPICE circuit simulation product for analog, mixed signal and digital IC verification, which offers high performance and capacity for pre-and-post-layout full-chip circuit simulation, timing and power analysis.

•       HSIM® hierarchical FastSPICE circuit simulation product for analog, mixed-signal and digital IC verification, which offers pre and post-layout full-chip circuit simulation and memory verification.

•       HSPICE® circuit simulator, which offers high-accuracy, transistor-level circuit simulation, thereby enabling designers to better predict the timing, power consumption, functionality and analog performance of their designs.

•       Verification IP reusable IP designed to test specific functions and adherence to industry protocols in an IC design, which we believe is becoming increasingly important to more quickly achieving verification sign-off.

•       Discovery AMS mixed-signal verification solution which is based on the VCS, NanoSim and HSPICE simulators.

The Verification Group also develops and markets tools that perform system level design, design rule checking and hybrid formal verification, specialized functions that designers often require during verification.

Silicon Engineering Group

Our Silicon Engineering Group develops and markets our design for manufacturing (DFM) and analog and mixed-signal IC design and verification products and initiatives, including those included in the Discovery Verification platform. Our DFM offerings include the following:

•       Technology-CAD or TCAD products, which precisely model individual structures or devices within an IC design to improve manufacturability at small geometries. We see TCAD tools as increasingly important to help customers shorten the time to ramp up their production yields, and therefore reduce their manufacturing costs.

•       Proteus OPC/InPhase optical proximity correction (OPC) products which embed and verify corrective features in an IC design and masks to improve manufacturing results for subwavelength feature width design. OPC products change mask features to compensate for distortions caused by optical diffraction and resist process effects.

•       Phase Shift Masking Technologies consist of mask design techniques that use optical interference to improve depth-of-field and resolution in subwavelength photolithography for designs at 90 nanometers and below.

•       SiVL® (Silicon versus Layout) layout verification product that verifies the layout of a subwavelength IC against the silicon it is intended to produce by simulating lithographic process effects, including optical, resist and etch effects.

•       CATS® mask data preparation product that takes a final IC design and “fractures” it into the physical features that will be included in the photomasks to be used in manufacturing.

•       Virtual Stepper® mask qualification product, which checks mask quality and analyzes mask defects, helping to separate true defects from nuisance defects.

As part of our strategy to enhance our DFM offerings, we acquired HPL Technologies, Inc., a leader in yield management software and test chip solutions, in December 2005.

Solutions Group

Synopsys’ Solutions Group includes our portfolio of IP products and components and our Professional Services Group.

Intellectual Property Products.   Responding to the demands of designers seeking solutions to reduce their design risk and time-to-market, Synopsys offers a large portfolio of standards-based and other IP, including:

•       DesignWare Foundation Library is an extensive library of basic chip elements (for example, adders and multipliers) which Design Compiler incorporates into the design during the logic synthesis stage.

•       DesignWare Verification Library is our library of popular chip function models used to create testbenches for the verification process.

•       DesignWare Cores are pre-designed and pre-verified digital and mixed-signal logic blocks that implement many of the most important industry connectivity protocol standards, including USB (1.1, 2.0 and On-The-Go), PCI (PCI, PCI-X and PCI Express), Serial ATA, Ethernet and JPEG. We believe we offer the industry’s most complete PCI Express portfolio.

Professional Services.   We provide an extensive portfolio of consulting services covering all critical phases of the SoC development process. Our design services are tightly aligned with our EDA tools and IP products to accelerate the learning curve and deploy advanced methodologies. We offer customers a variety of engagement models, from on-site design assistance to help our customers design, verify and/or test their chips and improve their design processes, to full turnkey development and training.

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

Software maintenance services include minor product enhancements, bug fixes and access to our technical support center for primary support. Software maintenance also includes access to SolvNet®, our web-based support solution that gives customers access to Synopsys’ complete design knowledge database. Updated daily, SolvNet includes documentation, design tips and answers to user questions. Customers can also engage, for additional charges, our worldwide network of product experts, or applications consultants, for additional support needs.

Customer Education Services

We offer training workshops designed to increase customer design productivity while using our products. Workshops cover Synopsys products and methodologies used in our design and verification flows, as well as specialized modules addressing system design, logic design, physical design, simulation and test. We offer regularly scheduled workshops in Mountain View, California; Austin, Texas; Marlboro, Massachusetts; Bangalore and Hyderabad, India; Reading, England; Rungis, France; Munich, Germany;

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

Support for Industry Standards

We actively create and support standards that will help our customers increase productivity, improve interoperability of tools from different vendors, and solve design problems. Standards in the EDA industry can be established by formal accredited organizations, by licensing made available to all, or through open source licensing.

Synopsys’ products support many formal standards, including the most commonly used hardware description languages, VHDL, Verilog HDL, SystemVerilog and SystemC, as well as numerous industry standard data formats for the exchange of data between our tools, other EDA vendor’s products and applications customers develop internally.

Synopsys is a member of more than 25 industry standards organizations including Design and Reuse, Fabless Semiconductor Association, European Electronic Chips & Systems design Initiative (ECSI), Mobile Industry Processor Interface (MIPI), and Virtual Socket Interface Alliance (VSIA). In addition, we are a board member and/or strongly active participant in major EDA standards and interoperability organizations, including Accellera, the EDA Consortium, the Institute of Electrical and Electronics Engineers (IEEE), Structure for Packaging, Integrating and Re-using IP within Tool-flows (SPIRIT), the Silicon Integration Initiative (Si2) and the Open SystemC Initiative (OSCI).

Synopsys’ TAP-inSM program provides interface standards to all companies through an open source licensing model. Synopsys manages changes and enhancements that come from the community of licensees. Synopsys, other EDA companies and EDA customers use these standards to facilitate interoperability of their tools. The standards offered through our TAP-in program include our Liberty™ format for library modeling, SDC for design constraints, SAIF for switching activity, our OpenVera® language for hardware verification, and Open MAST for electromechanical design modeling. Synopsys’ common database, Milkyway, is available for tool integration by EDA vendors through our MAP-inSM program. Finally, Synopsys provides access to EDA vendors of its own tools to help identify, facilitate and help develop optimal joint flows and solutions for our mutual customers through the in-Sync program.

Synopsys’ products are written mainly in the C and C++ languages and utilize industry standards for graphical user interfaces. Our products generally run on Sun Solaris, RedHat Enterprise Linux, and SUSE Linux Enterprise operating systems and on the most widely used microprocessors including Sun SPARC, Intel Xeon, and AMD AMD64.

Sales, Distribution and Backlog

We market our products and services primarily through direct sales in the United States and principal foreign markets. We typically distribute our products and documentation to customers electronically, but provide physical media (i.e. CD-ROMs) when requested by the customer.

We maintain sales/support centers throughout the United States. Outside the United States, we maintain sales/support offices in Canada, Denmark, Finland, France, Germany, Hong Kong, India, Israel,

Italy, Japan, the Netherlands, the People’s Republic of China, Singapore, South Korea, Sweden, Taiwan and the United Kingdom. Our foreign headquarters is located in Dublin, Ireland. Our offices are further described under Part I, Item 2. Properties.

In very limited circumstances, we have used distributors to assist us in the sale of certain products in specified markets. See Note 12 of our Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data for additional information about one of our former distributors.

In fiscal 2005, 2004 and 2003, an aggregate of 49%, 45% and 45%, respectively, of Synopsys’ total revenue was derived from sales outside of the United States. Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data and is incorporated by reference here. Information relating to risks associated with foreign operations are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—Stagnation of foreign economies, foreign exchange rate fluctuations or other international issues could adversely affect our performance and is incorporated by reference here.

Historically, our orders and revenue have been lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year, although the timing of major license renewals can alter this trend. Under our previous license model, revenue seasonality resulted principally from the decline in the amount of upfront orders from the fourth quarter of one fiscal year to the first quarter of the next fiscal year. However, as a result of the shift in our license model, as more fully described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we experienced significantly less revenue seasonality during fiscal 2005 and we expect revenue seasonality to be minimal in the foreseeable future.

Synopsys’ aggregate backlog was approximately $1.92 billion on October 31, 2005, representing an approximately 25% increase from backlog of $1.53 billion on October 31, 2004. Aggregate backlog includes deferred revenue, operational backlog and financial backlog. Deferred revenue represents that portion of orders for software products, license maintenance and other services which have been delivered and billed to the customer but on which the revenue has not yet been recognized. Operational backlog consists of orders for software products and maintenance that have not been shipped and orders for consulting services that have not yet been delivered and accepted. Financial backlog consists of future installments not yet due and payable under existing time-based licenses and maintenance contracts.

We have not historically experienced material order cancellations.

The following table summarizes the revenue attributable to our five product groups as a percentage of total revenue for the last three fiscal years. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance revenue, which represented approximately 14%, 16% and 19% of our total revenue in fiscal 2005, 2004 and 2003, respectively, to the products to which those support services related.

	FY 2005	FY 2004	FY 2003
Galaxy Design platform	56%	62%	65%
Discovery Verification platform	22%	21%	20%
IP	7%	6%	6%
Design for Manufacturing	10%	7%	5%
Professional Services & Other	5%	4%	4%
Total	100%	100%	100%

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 13%, 11% and 10% of our total revenue for the fiscal 2005, 2004 and 2003, respectively.

Research and Development

Our future performance depends in large part on our ability to further integrate our design and verification platforms, and to expand our design for manufacturing and IP product offerings. Research and development on existing and new products is primarily conducted within each product group. In addition, an Advanced Technology Group within Synopsys’ Silicon Engineering Group explores new technologies and maintains strong research relationships outside Synopsys with both industry and academia.

During fiscal 2005, 2004 and 2003, research and development expenses, excluding capitalized software development costs, were $317.0 million, $285.3 million and $285.9 million, respectively. Synopsys’ capitalized software development costs were approximately $3.0 million, $2.7 million, and $2.6 million in fiscal 2005, 2004 and 2003, respectively.

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

Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation, and companies that offer products focused on one or more discrete phases of the IC design process, such as Magma Design Automation, Inc. In recent years, we have increasingly competed on the basis of payment terms and price. In certain situations, in order to win business we must offer substantial discounts on our products due to competitive factors. In other situations, we may lose potential business to a competitor offering a lower price.

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

In certain cases, we provide our customers the right to “re-mix” a portion of the software they initially license for other specified Synopsys products. For example, a customer may use our front-end design products for a portion of the license term and then exchange such products for back-end placement software for the remainder of the term in order to complete the customer’s IC design. This practice helps assure the customer’s access to the complete design flow needed to design its product. The customer’s re-mix of product, when so provided under the customer agreement, does not alter the timing of recognition of the license fees paid by the customer, which is governed by our revenue recognition policies. The ability to offer this right to customers often gives us an advantage over competitors who offer a narrower range of products, because customers can obtain more of their design flow from a single vendor and because customers then have an opportunity to try additional Synopsys tools before licensing them separately. At the same time, because in such cases the customer need not obtain a new license and pay an additional license fee for the use of the additional products, the use of these arrangements could result in reduced revenue compared to licensing the individual products separately without re-mix rights.

We currently offer our software products under various license types, including renewable TSLs, term licenses and perpetual licenses. For a full discussion of these licenses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Results of Operations—Revenue Background.

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

Under our customer agreements and other license agreements, in many cases we offer to indemnify our customer if the licensed products infringe on a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously pursue this defense.

Employees

As of October 31, 2005, Synopsys had 4,756 employees, with 2,873 based in North America and 1,883 based outside of North America.

Acquisitions in Fiscal 2005

During fiscal 2005, we acquired (i) ISE, expanding our TCAD software offerings, (ii) Nassda Corporation (Nassda), which broadens our offering of transistor-level circuit simulation tools, particularly in the area of mixed-signal and memory designs, and (iii) certain assets of LEDA Design, a developer of mixed-signal intellectual property (IP), which will help us meet increasing customer demand for IP solutions. See Note 3 of our Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data for additional information regarding these acquisitions.

Item 2.                        Properties

United States Facilities

Synopsys’ principal offices are located in four adjacent buildings in Mountain View, California, which together provide approximately 400,000 square feet of available space. This space is leased through February 2015. Synopsys occupies approximately 200,000 square feet of space in two adjacent buildings in Sunnyvale, California under lease through April 2007, and approximately 72,000 square feet of space in a third building in Sunnyvale under lease through April 2007. We use these buildings for administrative, marketing, research and development, sales and support activities.

We own two buildings totaling approximately 230,000 square feet on approximately 43 acres of land in Hillsboro, Oregon, one of which is currently vacant. The other is used for administrative, marketing, research and development and support activities. In addition, we lease approximately 80,000 square feet of space in Marlboro, Massachusetts for sales and support, research and development and customer education activities. This facility is leased through January 2009.

Synopsys owns a third building in Sunnyvale, California with approximately 120,000 square feet, which is leased to a third party through April 2009. Synopsys also owns 34 acres of undeveloped land in San Jose, California and 13 acres of undeveloped land in Marlboro, Massachusetts.

Synopsys currently leases 32 other offices throughout the United States, primarily for sales and support activities.

International Facilities

Synopsys leases approximately 45,000 square feet in Dublin, Ireland for its foreign headquarters and for research and development purposes. This space is leased through April 2026. In addition, Synopsys leases foreign sales and service offices in Canada, Denmark, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, the Netherlands, the People’s Republic of China, Singapore, South Korea, Sweden, Taiwan and the United Kingdom. We also lease research and development facilities in Armenia, Canada, France, Germany, India, the Netherlands, the People’s Republic of China, South Korea, Taiwan and the United Kingdom.

As a result of acquisitions, we have assumed leases in a number of foreign and domestic locations. Following each acquisition, where feasible, we consolidate the acquired company’s employees and operations into our existing local sites. In such cases, we generally seek to sublease the assumed space or negotiate with the landlord to terminate the underlying lease.

We believe our properties are adequately maintained and suitable for their intended use and that our facilities have adequate capacity for our current needs.

Item 3.                        Legal Proceedings

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against Synopsys and certain of our officers alleging violations of the Exchange Act. The complaint purported to be a class action lawsuit brought on behalf of persons who acquired Synopsys stock during the period of December 3, 2003 through August 18, 2004. The complaint alleged that the individual defendants caused Synopsys to make false and misleading statements about Synopsys’ business, forecasts, and financial performance, and that certain Synopsys officers or employees sold portions of their stock holdings while in the possession of adverse, non-public information. The complaint did not specify the amount of damages sought. In November 2004, the Court appointed a lead plaintiff in the case. In January 2005, the lead plaintiff, the Wu Group, filed an amended complaint. Synopsys filed a motion to dismiss the amended complaint and a motion for sanctions in March 2005. In August 2005, the Court granted our motion to dismiss, but denied the motion for sanctions, and allowed the plaintiff 30 days to amend their complaint. The parties stipulated to a dismissal with prejudice with each side bearing its own fees and costs, and in September 2005, the case was dismissed.

In connection with our December 1, 2004 announcement that we had signed agreements to acquire Nassda Corporation (Nassda) and to settle all outstanding litigation between the two companies, a class action complaint entitled Robert Israel v. Nassda Corporation, et. al., No. 4705695, was filed in the Court of Chancery of the State of Delaware naming Nassda, its directors and Synopsys as defendants. The complaint purported to be a class action lawsuit brought on behalf of shareholders of Nassda, other than the defendant directors and their affiliates, who allegedly would be injured or threatened with injury if the proposed acquisition of Nassda by Synopsys proceeded forward on the terms announced. A class action complaint alleging substantially the same facts was also filed in California Superior Court. The purported class actions sought to enjoin the transaction or, alternatively, unspecified damages. In May 2005, Synopsys completed its acquisition of Nassda. In October, 2005, the Chancery Court approved a settlement of the Delaware action by which Synopsys would pay an aggregate of $0.15 per share to each former shareholder of Nassda (other than the defendant directors and their affiliates), for a total of approximately $1.8 million, and would pay certain fees and expenses of plaintiff’s counsel. In December 2005, the plaintiffs in the Delaware action dismissed their complaint with prejudice and Synopsys paid the agreed-upon amounts. The California action was also dismissed with prejudice in December 2005, with each party bearing its own costs.

On May 31, 2005, we received a Notice of Proposed Adjustment from the Internal Revenue Service (IRS) asserting a very large net increase to our U.S. taxable income arising from the audit of fiscal 2000 and 2001. On June 8, 2005, we received a Revenue Agent’s Report (RAR) in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate, which adjusts quarterly. A higher underpayment rate of interest may be charged as a result of the issuance of the RAR. On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposals. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview—Income Tax Rate—IRS Revenue Agent’s Report for a further discussion of this matter.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of security holders during the fourth quarter of fiscal 2005.

Executive Officers of the Registrant

The executive officers of Synopsys and their ages as of December 31, 2005, were:

Name	Age	Position
Aart J. de Geus	51	Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	56	President and Chief Operating Officer
Vicki L. Andrews	50	Senior Vice President, Worldwide Sales
Raul Camposano	50	Senior Vice President, Chief Technology Officer and General Manager, Silicon Engineering Group
John Chilton	48	Senior Vice President and General Manager, Solutions Group
Janet S. Collinson	45	Senior Vice President, Human Resources and Facilities
Antun Domic	54	Senior Vice President and General Manager, Implementation Group
Manoj Gandhi	45	Senior Vice President and General Manager, Verification Group
Jay N. Greenberg	58	Senior Vice President, Marketing
Deirdre Hanford	43	Senior Vice President, Worldwide Application Services
Rex S. Jackson	45	Senior Vice President, Acting Chief Financial Officer, General Counsel and Corporate Secretary

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

Dr. Chi-Foon Chan has served as Chief Operating Officer since April 1997 and as President and a Director of Synopsys since February 1998. From September 1996 to February 1998 he served as Executive Vice President, Office of the President. From February 1994 until April 1997 he served as Senior Vice President, Design Tools Group, and from October 1996 until April 1997 as Acting Senior Vice President, Design Re-Use Group. In addition, he has held the titles of Vice President of Application Engineering and Services, Vice President, Engineering and General Manager, DesignWare Operations and Senior Vice President, Worldwide Field Organization. Dr. Chan joined Synopsys in May 1990. From March 1987 to May 1990, Dr. Chan was employed by NEC Electronics, where his last position was General Manager, Microprocessor Division. From 1977 to 1987, Dr. Chan held a number of senior engineering positions at Intel Corporation. Dr. Chan holds an M.S. and a Ph.D. in computer engineering from Case Western Reserve University.

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

Deirdre Hanford has served as Senior Vice President of Worldwide Applications Services since December 2002. Prior to that time, she was Senior Vice President, Business and Market Development of Synopsys from September 1999 to December 2002. From October 1998 until September 1999, she served as Vice President, Sales for Professional Services and prior to that as Vice President, Corporate Applications Engineering from April 1996 to September 1999. Ms. Hanford received a B.S.E.E. from Brown University and an M.S.E.E. from University of California at Berkeley. Ms. Hanford sits on the American Electronics Association’s national board of directors.

Rex S. Jackson joined Synopsys in February 2003 as Vice President, General Counsel and Corporate Secretary. In May 2005, Mr. Jackson was appointed as Acting Chief Financial Officer and in June 2005 he was appointed Senior Vice President. Prior to joining Synopsys, Mr. Jackson was an investment director with Redleaf Group, Inc., an early stage venture capital firm, from April 2000 through December 2001, and President and CEO of Atlantes Services, Inc., a Redleaf portfolio company, from December 2001 through January 2003. Prior to joining Redleaf, from August 1998 to April 2000, Mr. Jackson was Vice President and General Counsel of AdForce, Inc., a provider of ad management and delivery services on the Internet. Prior to joining AdForce, Mr. Jackson served as Vice President, Business Development and General Counsel of Read-Rite Corporation, a manufacturer of thin film recording heads for the disk and tape drive industries from 1996 to 1998, and as Vice President and General Counsel from 1992 to 1996. Mr. Jackson holds an A.B. degree from Duke University and a J.D. degree from Stanford University.
Mr. Jackson is a member of the Board of Directors of Dijji Corporation, a mobile media company.

There are no family relationships among any Synopsys executive officers or directors.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock trades on the Nasdaq National Market under the symbol “SNPS.” The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the Nasdaq National Market.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2005:
High	$19.55	$18.80	$18.80	$19.18
Low	$16.49	$16.44	$16.61	$16.98
2004:
High	$37.36	$36.35	$30.50	$21.28
Low	$28.90	$26.73	$23.91	$14.65

As of October 31, 2005, there were approximately 545 shareholders of record. To date, Synopsys has paid no cash dividends on its capital stock and has no current intention to do so. Synopsys’ credit facility contains financial covenants requiring us to maintain certain specified levels of cash and cash equivalents. Such provisions could have the effect of preventing us from paying dividends in the future.

Stock Repurchase Program

Synopsys maintains a $500 million stock repurchase program originally approved by Synopsys’ Board of Directors in July 2001 and renewed in December 2002, December 2003 and December 2004. Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors. Synopsys did not repurchase any shares of common stock under the program during the fiscal quarter ended October 31, 2005 and, as of such date, an aggregate of approximately $436.6 million remained authorized for future purchases.

The remaining information required by Item 5 is set forth in Selected Unaudited Quarterly Data contained in Part II, Item 8. Financial Statements and Supplementary Data, incorporated by reference here.

Item 6.                        Selected Financial Data

	Fiscal Year Ended October 31(1)
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Revenue(2)	$991,931	$1,092,104	$1,176,983	$906,534	$680,350
(Loss) income before income taxes and extraordinary items(3)	(7,789)	91,592	218,989	(288,940)	83,533
Provision (benefit) for income taxes	7,689	17,255	69,265	(88,947)	26,731
Net (loss) income	(15,478)	74,337	149,724	(199,993)	56,802
Net (loss) income per share(4):
Basic	(0.11)	0.48	0.99	(1.50)	0.47
Diluted	(0.11)	0.46	0.95	(1.50)	0.44
Working capital	130,799	171,878	434,247	151,946	254,962
Total assets	2,141,476	2,092,187	2,307,353	1,978,714	1,128,907
Long-term debt	7,265	7,443	7,219	6,547	73
Stockholders’ equity	1,218,936	1,265,049	1,433,410	1,113,481	485,656

(1)          Synopsys has a fiscal year that ends on the Saturday nearest October 31. Fiscal 2005, 2004, 2003 and 2002 were 52-week years, while fiscal 2001 was a 53-week year. For presentation purposes, the consolidated financial statements refer to the calendar month end.

(2)          Includes results of operations from acquired businesses. See Note 3 of our Notes to consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data, incorporated by reference here.

(3)          Includes charges of $5.7 million, $1.6 million, $19.8 million, and $87.7 million for fiscal 2005, 2004, 2003 and 2002, respectively, for in-process research and development. Fiscal 2002 includes merger-related and other costs of $33.5 million and insurance premium costs of $335.8 million related to our acquisition of Avant! Corporation in fiscal 2002.

(4)          Per share data for all periods presented have been adjusted to reflect Synopsys’ two-for-one stock split completed on September 23, 2003.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 7 and by the risk factors set forth below under the caption entitled “Factors that May Affect Future Results.” Please also see the cautionary language at the beginning of Part 1 of this Annual Report on Form 10-K regarding forward-looking statements.

Synopsys’ Business

Synopsys, Inc. (Synopsys) is a world leader in electronic design automation (EDA) software and related services for semiconductor design. We deliver technology-leading semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, we provide intellectual property (IP) and design services to simplify the design process, and accelerate time-to-market for our customers. We also provide software and services that help customers prepare their designs for manufacturing.

Business Environment

We generate substantially all of our revenue from the semiconductor and electronics industries. Our customers typically fund purchases of our software and services largely out of their research and development (R&D) budgets. As a result, our customers’ business outlook and willingness to invest in new, and increasingly complex, chip designs heavily influence our business.

Beginning in late calendar 2000, the semiconductor industry experienced its steepest and longest downturn of the past 20 years. Semiconductor industry sales dropped approximately 46% from late 2000 to early 2002 and then recovered slowly into 2003. Throughout this period, our customers took many steps to reduce their expenses, including constraining R&D and EDA expenditures, reducing the number of design engineers they employed, cutting back on their design starts, purchasing from fewer suppliers and requiring more favorable pricing, payment and license terms from those suppliers, as well as pursuing consolidation within their own industry. Further, during this downturn, many semiconductor design companies failed or were acquired and the pace of investment in new companies declined.

Historically, growth in semiconductor sales has been followed by growth in semiconductor R&D spending, which in turn has led to subsequent growth in EDA expenditures. However, although the Semiconductor Industry Association (SIA) reported semiconductor industry growth of approximately 18% in 2003 and 29% in 2004, and we believe R&D spending among large semiconductor companies increased approximately 10% from 2003 to 2004, EDA spending in 2003 and 2004 did not, in fact, track this upturn.

We believe this occurred for a number of reasons. First, in light of the severity of the 2000-2002 downturn, we believe customers’ intense focus on expense reduction continued even after the downturn ended, and that, as a result, they now generally approach spending more conservatively. Second, the consumer electronics market, in which product price is a primary competitive factor, has been a key driver of the semiconductor industry’s recovery. This price pressure has placed pressure on product development costs and R&D spending. Third, increased globalization has placed significant pressure on end user product prices and, as a result, product development costs. Finally, we believe our customers became more cautious about their own business outlook in mid-calendar 2004 due to a number of factors, including lack of visibility into their own future results, unexpected inventory buildup in the semiconductor supply chain and concerns about the industry’s growth prospects in 2005. These factors have caused our customers to continue to seek to control costs, including by limiting their EDA spending.

Following the third quarter of fiscal 2004, we re-evaluated the factors discussed above and the reduced customer demand for upfront licenses, which have shorter payment terms than time-based licenses and which had accounted for approximately 26% of our license orders from August 2000 through the third quarter of fiscal 2004. This reduced demand for upfront licenses materially and adversely affected both our bookings revenue and operating cash flow for the third quarter and full-year fiscal 2004. Recognizing our customers’ increased preference for conserving cash by paying for their licenses over time rather than upfront, effective in the fourth quarter of fiscal 2004 we shifted our target license mix to consist almost entirely of time-based licenses, in which customers typically pay the license fee ratably over the term of the license. As a result, upfront licenses represented approximately 5% of our license orders in the five quarters since this shift.

We believe this model shift meets our customers’ needs, improves the predictability of our business and helps us preserve the value of our technology by reducing the need to book a given license or licenses at the end of a quarter to generate current quarter revenue. However, this shift negatively impacted our revenue, earnings and cash flow from operations over the last five quarters and, as a result, revenue and earnings for the full-year fiscal 2005 were below the levels in full-year fiscal 2004.

Over the long term, EDA spending growth will continue to depend on growth in semiconductor R&D spending and on continued growth in the overall semiconductor market. The SIA has forecasted modest growth in semiconductor revenues in 2006 and we believe semiconductor R&D spending will grow similarly during 2006. However, we cannot currently predict whether this outlook will contribute to higher R&D spending and/or to higher EDA spending. If EDA spending increases, we believe we are well-positioned to capitalize on such increases. Further, recognizing that our customers will continue to spend cautiously and aggressively contain costs, we are intensely focused on improving our customers’ overall economics of design by providing more fully-integrated design solutions and offering customers the opportunity to consolidate their EDA spending with us.

We are under no obligation (and expressly disclaim any such obligation) to update or alter any of the information contained in this Overview, whether as a result of new information, future events or otherwise, except to the extent required by law.

Fiscal 2005 Product Developments

During fiscal 2005, we announced or introduced a number of new products and product developments, including:

•       General availability of our IC Compiler physical design solution, which unifies previously separate IC design operations by providing concurrent physical synthesis, clock-tree synthesis, routing, yield optimization and sign-off correlation and delivering significant improvements in design performance and productivity.

•       Announcement of our PrimeRail comprehensive solution for timing, signal integrity and power network sign-off.

•       Addition of VCS Assertion IP library and native test bench support, helping engineers find more design bugs faster and achieve up to five times faster verification performance.

•       Availability of new TCAD tools from our acquisition of ISE Integrated Systems Engineering AG in November 2004 and our Sentaurus tool suite which embeds a comprehensive set of core TCAD products for multi-dimensional process, device and system simulation into a powerful user interface.

•       Availability of enhanced analog and mixed-signal offerings through our acquisition of Nassda Corporation in May 2005.

Fiscal 2005 Financial Performance Summary

•       Revenue was $991.9 million, down 9% from $1,092.1 million in fiscal 2004, primarily reflecting our fourth quarter fiscal 2004 license model shift, which significantly reduced upfront license and related maintenance revenue in fiscal 2005.

•       Time-based license revenue increased 12% from $663.2 million in fiscal 2004 to $743.7 million in fiscal 2005, primarily reflecting the continued phase-in of our license model shift as time-based orders booked in prior periods contribute revenue to current and future periods.

•       Upfront license revenue declined 72% from $216.0 million in fiscal 2004 to $60.5 million in fiscal 2005, reflecting our model-driven de-emphasis on upfront license bookings.

•       We derived approximately 8% of our software license revenue from upfront licenses and 92% from time-based licenses in fiscal 2005, versus approximately 25% and 75%, respectively, in fiscal 2004, reflecting our license model shift.

•       Maintenance revenue declined by 20% from $170.1 million in fiscal 2004 to $136.3 million in fiscal 2005, primarily as a result of the shift to a more ratable license model (which reduces new maintenance orders since maintenance is included with the license fee in time-based licenses and not reported separately), and, to a lesser extent, by non-renewal of maintenance by certain existing perpetual license customers.

•       Professional service and other revenue, at $51.4 million, increased 20% from $42.8 million in fiscal 2004 due to the timing of customer acceptance of services performed under ongoing contracts and continued full utilization of our services capacity.

•       Net loss was $(15.5) million compared to net income of $74.3 million in fiscal 2004, primarily due to decreased upfront license revenue resulting from our license model transition, increased research and development expenses caused by our fiscal 2005 acquisitions of ISE Integrated Systems Engineering AG (ISE) and Nassda Corporation, and increased sales commissions driven by higher shipments and other business performance-related compensation, partially offset by a $33 million litigation settlement gain in connection with the Nassda acquisition.

•       Net cash provided by operations in fiscal 2005 increased slightly to $269.2 million from $264.0 million in fiscal 2004, primarily as a result of collections on increased bookings, the absence of fiscal 2004 payments relating to the termination of the Monolithic Systems, Inc. acquisition, and reduced taxes paid as a result of the net loss for the year, partially offset by increased payments relating to our information technology infrastructure.

•       We repurchased approximately 5.1 million shares of our common stock at an average price of $17.20 per share for approximately $88.4 million.

Fiscal 2005 Acquisitions

During fiscal 2005, we acquired (i) ISE, expanding our TCAD software offerings, (ii) Nassda Corporation (Nassda), which broadens our offering of transistor-level circuit simulation tools, particularly in the area of mixed-signal and memory designs, and (iii) certain assets of LEDA Design, a developer of mixed-signal intellectual property (IP), which will help Synopsys meet increasing customer demand for IP solutions.

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

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding our results of operations, are:

•       Revenue recognition;

•       Valuation of intangible assets and goodwill; and

•       Income taxes.

Revenue Recognition.   Synopsys recognizes revenue from software licenses and maintenance and service revenue. Software license revenue consists of fees associated with the licensing of Synopsys software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.

Synopsys has designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

With respect to software licenses, Synopsys utilizes three license types:

•       Technology Subscription Licenses (TSLs) are for a finite term, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. We bundle and do not charge separately for post-contract customer support (maintenance or PCS) for the term of the license.

•       Term licenses are also for a finite term, but do not provide the customer any rights to receive, or to exchange licensed software for unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually for the balance of the term. The annual maintenance fee is typically calculated as a percentage of the net license fee.

•       Perpetual licenses continue as long as the customer renews maintenance, plus an additional 20 years. Perpetual licenses do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually.

For the three software license types, we recognize revenue as follows:

•       Technology Subscription Licenses.   Synopsys typically recognizes revenue from TSL license fees (which include bundled maintenance) ratably over the term of the license period, or, if later, as customer installments become due and payable. All TSLs are reported as “time-based licenses.”

•       Term Licenses.   Synopsys recognizes the term license fee in full if, upon shipment of the software, payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. Such term licenses are reported as “upfront licenses.” For term licenses where less than 75% of the term license fee is due within one year from shipment, Synopsys recognizes revenue as customer installments become due and payable. Due and payable term licenses are reported as “time-based licenses.”

•       Perpetual Licenses.   Synopsys recognizes the perpetual license fee in full if, upon shipment of the software, payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. Such perpetual licenses are reported as upfront licenses. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize the revenue as customer installments become due and payable. Such perpetual licenses are reported as time-based licenses.

Synopsys allocates revenue on software transactions (referred to as “arrangements”) involving multiple elements to each element based on the relative fair values of the elements. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately.

We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to consulting. Accordingly, assuming all other revenue recognition criteria are met, we recognize revenue from perpetual and term licenses upon delivery using the residual method in accordance with SOP 98-9, we recognize revenue from maintenance ratably over the maintenance term, and we recognize revenue from consulting services as the related services are performed and accepted.

Synopsys makes significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) its fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

•       Persuasive Evidence of an Arrangement Exists.   Prior to recognizing revenue on an arrangement, our customary practice is to have a written contract, signed by both the customer and Synopsys or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement.

•       Delivery Has Occurred.   We deliver software to our customers physically or electronically. For physical deliveries, the standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes, or “keys,” that allow the customer to take immediate possession of the software on its hardware.

•       The Fee is Fixed or Determinable.   Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require 75% or more of the arrangement fee to be paid within one year. Where these terms apply, we regard the fee as fixed or determinable, and recognize revenue upon delivery (assuming all other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, we recognize revenue ratably even if the fee is fixed or determinable, due to the fact that maintenance services are included with the software license and due to guidelines relating to arrangements that include rights to receive unspecified future technology.

•       Collectibility is Probable.   To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For a new customer or where an existing customer substantially expands its commitments to us, we evaluate the customer’s financial position and ability to pay and typically assign a credit limit based on that review. We increase the credit limit only after we have established a successful collection history with the customer. If we determine at any time that collectibility is not probable based upon its credit review process or the customer’s payment history, we recognize revenue on a cash-collected basis.

We recognize maintenance and service revenue as follows:

•       Maintenance Fees Associated with Perpetual and Term Licenses.   Synopsys recognizes revenue from maintenance associated with perpetual and term licenses ratably over the maintenance term.

•       Professional Service Fees.   Synopsys recognizes revenue from consulting and training services as services are performed and accepted.

Valuation of Intangible Assets and Goodwill.   We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer-installed base/relationships, trademarks and trade names, covenants not to compete, customer backlog, and other intangibles. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. We did not record any impairment charges on our intangible assets during fiscal 2005. As of October 31, 2005, the carrying amount of our intangible assets, net was $142.5 million.

We operate in one operating segment. We evaluate aggregate goodwill on a quarterly basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In addition, we evaluate goodwill for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the goodwill may be impaired, we assess the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during fiscal 2005. As of October 31, 2005, the carrying amount of our goodwill was $729.0 million.

Income Taxes.   We make certain estimates and judgments in the calculation of tax liabilities and the determination of net deferred tax assets, which arise from temporary differences between tax and financial statement recognition methods. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the deferred tax assets recorded on our balance sheet will ultimately be realized. However, should there be a change in our ability to recover all or part of the deferred tax assets, an adjustment to the deferred tax asset valuation allowance would be recorded as a charge to earnings in the period such determination is made.

In addition, the calculation of tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for additional taxes that we estimate may be required to be paid as a result of such examinations. If it is ultimately determined that payment of these amounts is unnecessary, the liability would be reversed and the tax benefit would be recognized in the period in which it is determined that the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result. See Income Tax Rate, below, and Note 8 of our Notes to Consolidated Financial Statements for a discussion of a Notice of Proposed Adjustment from the Internal Revenue Service (IRS) we received in May 2005 asserting a very large net increase to our U.S. taxable income arising from the audit of fiscal years 2000 and 2001.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services. Under current accounting rules and policies applicable to different kinds of license arrangements, we recognize revenue from orders we receive for software licenses and services at varying times. In general, we recognize revenue on a time-based software license order or TBL, over the license term, and on an upfront term or perpetual software license order at the time the license is shipped. Substantially all of our current time-based licenses are technology subscription licenses, or TSLs, with an average license term of approximately three years. Maintenance orders generally generate revenue ratably over the maintenance period (generally, one year). Professional service orders generally generate revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service revenue for such period. We derive time-based license revenue in any quarter almost entirely from TSL orders received and delivered in prior quarters. We derive upfront license revenue directly from upfront license orders booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue almost entirely from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked. We derive upfront license revenue directly from upfront license orders booked and shipped during the quarter.

Our license revenue is very sensitive to the mix of time-based and upfront licenses delivered during the quarter. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, upfront licenses generate higher current quarter revenue but no future revenue (e.g., a $120,000 order for an upfront license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue). TSLs also result in a shift of maintenance revenue to time-based license revenue since maintenance is included in TSLs, while maintenance on upfront orders is charged and reported separately.

License Order Mix

The percentage of upfront licenses we book is driven by a number of factors, including the level of overall license orders, customer demand, preferred customer payment terms and customer-requested ship dates. Prior to August 2000, substantially all of our license revenue was upfront. Beginning in August 2000, when we introduced TSLs, we shifted our target license order mix to approximately 75% TSLs and 25% upfront licenses, based on our expectations of total orders and our assessment of the demand for upfront licenses. We substantially maintained this mix from this date through fiscal 2003. However, as a result of reduced customer demand for upfront licenses as described above in “Business Environment,” we shifted to an almost completely time-based license model in the fourth quarter of fiscal 2004. Our actual license order mix for the last nine fiscal quarters is set forth below.

	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3-2004	Q2-2004	Q1-2004	Q4-2003
Time-based licenses	96%	92%	94%	97%	93%	80%	58%	43%	67%
Upfront licenses	4%	8%	6%	3%	7%	20%	42%	57%	33%

In certain cases, our time-based and upfront term license agreements provide the customer the right to “re-mix” a portion of the software initially licensed for other Synopsys specified products. The customer’s re-mix of product, when allowed under the license arrangement, does not alter the timing of recognition of the license fees paid by the customer. Because in such cases the customer does not need to obtain a new license and pay additional license fees to use the additional products, these arrangements could result in reduced revenue compared to licensing the individual products separately. However, we believe providing our customers re-mix rights can also assist in broader adoption of our products.

Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2005	2004	2003	2004 to 2005		2003 to 2004
(dollars in millions)
$991.9	$1,092.1	$1,177.0	$(100.2)	(9)%	$(84.9)	(7)%

The decrease in total revenue for fiscal 2005 compared to fiscal 2004 was due primarily to our license model shift begun in the fourth quarter of fiscal 2004, which significantly reduced both upfront license fees and maintenance revenue in fiscal 2005. The decrease in total revenue for fiscal 2004 compared to fiscal 2003 was due primarily to (i) a lower level of orders than expected in fiscal 2004, (ii) our shift in the fourth quarter to an almost completely ratable license model and (iii) lower maintenance revenue.

Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
	$743.7	$663.2	$618.0	$80.5	12%	$45.2	7%
Percentage of total revenue	75%	61%	53%

The increase in time-based license revenue in fiscal 2005 compared to fiscal 2004 was primarily due to our fourth quarter fiscal 2004 license model shift under which previously booked orders continue to contribute to revenue in later periods. The increase in time-based revenue in fiscal 2004 compared to fiscal 2003 was primarily due to the continued phase-in of our initial August 2000 ratable license model shift and to the full-year revenue contribution in fiscal 2004 from a strong level of time-based license orders received during fiscal 2003.

Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
	$60.5	$216.0	$298.3	$(155.5)	(72)%	$(82.3)	(28)%
Percentage of total revenue	6%	20%	25%

The decrease in upfront license revenue, in both percentage and absolute dollar terms, for fiscal 2005 compared to fiscal 2004 was primarily due to the fact that we shipped a substantially higher-than-average percentage of orders as upfront licenses in the second and third quarters of fiscal 2004 and subsequently shifted to a higher ratable license mix in the fourth quarter of fiscal 2004. The decrease in upfront revenue for fiscal 2004 compared to fiscal 2003 was primarily due to the shift to a higher ratable license model in the fourth quarter of fiscal 2004 and to lower-than-expected upfront orders in dollar terms in the third quarter of fiscal 2004 when compared to fiscal 2003.

Unfilled upfront license orders were approximately $4.5 million at October 31, 2005 compared to $5.3 million as of October 31, 2004. Unfilled upfront license orders represent non-cancelable license orders we have received from our customers but have not shipped as of the end of the applicable fiscal period. We generally ship our software products promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including: the delivery dates requested by customers, the effect of the related license revenue on our business plan, and our operational capacity to fulfill upfront software license orders at the end of a quarter.

Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Maintenance revenue	$136.3	$170.1	$220.1	$(33.8)	(20)%	$(50.0)	(23)%
Professional service and other revenue	51.4	42.8	40.6	8.6	20%	(2.2)	(5)%
Total maintenance and service revenue	$187.7	$212.9	$260.7	$(25.2)	(12)%	$(47.8)	(18)%
Percentage of total revenue	19%	19%	22%

Our maintenance revenue has declined due to (i) our continued shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, (ii) generally lower maintenance rates on perpetual license transactions above $2 million, and (iii) to a lesser extent, non-renewal of maintenance by certain customers on perpetual or other upfront licenses. With our license model shift, we, expect progressively more of our maintenance revenue to be included in TSL revenue, and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would also adversely affect future maintenance revenue.

Professional service and other revenue increased in fiscal 2005 compared to fiscal 2004 and 2003 due to timing of customer acceptance of services performed under ongoing contracts.

Events Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.   As a cost saving measure, we temporarily shut down operations in North America for three days during the first quarters of fiscal 2005 and 2004, respectively, and four days during the third quarters of fiscal 2004 and 2003, respectively, resulting in savings of approximately $4.4 million in fiscal 2005, $7.6 million in fiscal 2004 and $4.8 million in fiscal 2003. The savings in fiscal 2005, 2004 and 2003 relate primarily to salaries and benefits and are reflected in our consolidated financial statements as follows:

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Cost of revenue	$856	$1,421	$874
Research and development	1,889	3,236	1,899
Sales and marketing	1,169	2,038	1,344
General and administrative	514	948	678
Total Savings	$4,428	$7,643	$4,795

Workforce Reduction.   During the fourth quarter of fiscal 2004 and the first quarter of fiscal 2003, we reduced expenses by decreasing the number of employees in most departments in domestic and foreign locations. This workforce reduction affected approximately 84 employees in fiscal 2004 (50 employees in the U.S. and 34 employees outside the U.S.), and 200 employees in fiscal 2003 (130 employees in the U.S. and 70 employees outside the U.S.), resulting in charges of approximately $6.6 million in fiscal 2004 and $4.4 million in fiscal 2003. The charges in each fiscal year relate primarily to severance and other special termination benefits and are included in our consolidated financial statements as follows:

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Cost of revenue	$—	$483	$1,167
Research and development	—	4,457	1,388
Sales and marketing	—	1,230	1,239
General and administrative	—	460	630
Total Charge	$—	$6,630	$4,424

Workforce Realignment.   During the fourth quarter of fiscal 2003 and effective in the first quarter of fiscal 2004, we realigned our operations to focus resources on more strategic areas of investment and to become more operationally efficient. This realignment affected most departments and resulted in termination of employment of a total of 140 employees in the United States and 100 employees outside the United States. Charges for severance and other termination benefits totaling $14.9 million were reflected in our consolidated financial statements for fiscal 2003 as follows.

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Cost of revenue	$—	$—	$2,569
Research and development	—	—	6,270
Sales and marketing	—	—	4,847
General and administrative	—	—	1,170
Total Charge	$—	$—	$14,856

Certain Option Expenses.   Subsequent to the fourth quarter of fiscal 2005, we discovered an error in our option grant process related to the documentation of grant dates. This error was solely with respect to grants to non-executive officer employees. The impact of this error on our first through third quarter income statement was approximately $3.1 million. We booked in the fourth quarter $3.6 million as follows: $0.5 million in cost of goods sold, $1.3 million in research and development expense, $0.9 million in sales and marketing expense and $0.9 million in general and administrative expense. Our results of operations for the fourth quarter and full fiscal year 2005 contained in our earnings release dated November 30, 2005 did not include this expense as we did not believe at that time the error would result in an adjustment to our operating results. With the error corrected, we expect we will incur no additional expenses relating to this error.

Functional Allocation of Operating Expenses

Historically, we allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, upon a significant change in headcount (as in the case of a workforce reduction, realignment or acquisition), or as a result of other business-related factors, management reviews the allocation methodology and the expenses included in the allocation pool. We conducted such a review following our workforce realignment in fiscal 2004, the ISE acquisition completed in the first quarter of fiscal 2005 and the Nassda acquisition completed in the third quarter of fiscal 2005. The resulting expense allocations may contribute significantly to fluctuations in individual operating expenses from period to period.

Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Cost of license revenue	$101.9	$87.7	$77.9	$14.2	16%	$9.8	13%
Cost of maintenance and service revenue	70.7	66.8	69.5	3.9	6%	(2.7)	(4)%
Amortization of intangible assets and deferred stock compensation	81.8	102.6	92.9	(20.8)	(20)%	9.7	10%
Total	254.4	257.1	240.3	$(2.7)	(1)%	16.8	7%
Percentage of total revenue	26%	24%	20%

We divide cost of revenue into three categories: (i) cost of license revenue, (ii) cost of maintenance and service revenue and (iii) amortization costs. In April 2005 we revised our methodology for allocating and reporting cost of revenue externally to better align costs of revenue with the appropriate revenue categories. We have reclassified cost of revenue for fiscal 2003 and 2004 to conform to this new allocation methodology. In addition, we have segregated expenses directly associated with providing consulting and training from costs of revenue associated with internal functions which provide license delivery and post-customer contract support services. Management then allocates these consulting and training costs between cost of license revenue and cost of maintenance and service revenue based on the proportion of license revenue and maintenance and service revenue reported during the quarter. In general, our total cost of revenue is relatively fixed and does not fluctuate significantly with changes in revenue or license mix.

Cost of license revenue.   Cost of license revenue includes costs associated with the sale and licensing of our software products, both time-based and upfront. Cost of license revenue includes the allocated cost of employee salary and benefits for providing software delivery, including software production costs, product packaging, amortization of capitalized software development costs related to Synopsys products, documentation and royalties payable to third party vendors.

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

Amortization costs.   Amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible associated with certain executory contracts, core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed during fiscal 2003, 2004 and 2005. We amortize intangible assets on a straight-line basis over their useful lives, which range from two to ten years. Deferred stock compensation represents the intrinsic value of unvested stock options assumed in connection with prior and current year acquisitions. We amortize the deferred stock compensation over the options’ remaining vesting period of one to four years. Generally, amortization of deferred stock compensation will decrease over time as the assumed stock options vest, although employee terminations affect the exact timing and amount of future amortization of deferred stock compensation.

The decrease in total cost of revenue in fiscal 2005 compared to fiscal 2004 was primarily due to: (i) net reduction of $20.8 million in amortization expense in core/developed technology caused by completion of amortization from fiscal 2002 acquisitions, primarily the acquisition of Avant! Corporation, and (ii) the reduction in royalty expense of $1.3 million primarily resulting from an accrual of $1.0 million recorded in fiscal 2004 for a potential payment that was determined not required to be paid. This decrease was partially offset by an increase of: (i) $14.0 million in compensation and employee benefits as a result of (a) our increased investment in professional services personnel and (b) higher variable compensation associated with our higher-than-expected business performance; (ii) $1.2 million in compensation due to former ISE employees based on achievement of certain sales and employee retention milestones; and (iii) $3.2 million in additional human resources,  information technology and facilities costs allocated to this line item compared to fiscal 2004. See “Functional Allocation of Operating Expenses,” above. Total cost of revenue as a percentage of total revenue increased due to lower revenue during 2005 as compared to the revenue in fiscal 2004 and the fact that a large portion of our expenses are fixed.

The increase in total cost of revenue in fiscal 2004 compared to fiscal 2003 was primarily due to: (i) an increase in amortization of $9.7 million of core/developed technology recorded as a result of our acquisitions completed in fiscal 2003 and 2004; (ii) an increase of $9.1 million in field support personnel costs due to targeted hiring in the customer support function; and (iii) $3.6 million in additional human resources,  information technology and facilities costs allocated to this line item compared to fiscal 2003. See “Functional Allocation of Operating Expenses,” above. This increase was partially offset by a decrease of: (i) $1.1 million in expenses relating to consulting services; (ii) $2.6 million in employee expenses as discussed above under Workforce Realignment; and (iii) $1.1 million higher royalty expenses in fiscal 2004 compared to fiscal 2003. Total cost of revenue as a percentage of total revenue increased due to lower revenue during 2004 and increased amortization of intangible assets and deferred stock compensation from acquisitions in fiscal 2003.

Operating Expenses

Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
	$317.0	$285.3	$285.9	$31.7	11%	$(0.6)	—%
Percentage of total revenue	32%	26%	24%

The increase in research and development expense in fiscal 2005 compared to fiscal 2004 was primarily due to: (i) an increase of $30.9 million in research and development personnel and related costs primarily as a result of the ISE and Nassda acquisitions, including $5.3 million in compensation due to former ISE employees now employed by Synopsys based upon achievement of certain sales and employee retention milestones; and (ii) an increase of $4.7 million in human resources, information technology and facilities costs allocated to this line item compared to fiscal 2004 as a result of increased headcount. This increase was partially offset by a decrease of $2.7 million in contractor costs as many former contractors in lower-cost regions were converted to employees.

Research and development expense in fiscal 2004 compared to fiscal 2003 remained relatively constant as a result of the following offsetting factors: (i) a $2.2 million reduction in depreciation expense allocated to this line item as a result of decreased capital spending and lower replacement costs in fiscal 2004 compared to fiscal 2003; (ii) severance packages totaling $1.4 million associated with our workforce reduction during fiscal 2003 which were not incurred during fiscal 2004; (iii) a $1.6 million decrease in consulting services in fiscal 2004 compared to fiscal 2003; (iv) a $4.5 million decrease in North America human resources, information technology and facilities costs allocated to research and development expenses in fiscal 2004 as a result of the decrease in research and development headcount as a percentage of total headcount; and (v) an increase of $10.1 million in fiscal 2004 research and development personnel and related costs as a result of increased investment in research and development activities.

Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
	$331.4	$302.4	$310.7	$29.0	10%	$(8.3)	(3)%
Percentage of total revenue	33%	28%	26%

The increase in sales and marketing expense in fiscal 2005 compared to fiscal 2004 was primarily due to: (i) an increase of $27.8 million in variable compensation driven by increased shipments, higher commission rates applied to shipments beginning in fiscal 2005 and increased business performance-related compensation; (ii) an increase of $4.6 million in sales and marketing personnel and related costs due to increased headcount and acquisitions during the fiscal year; and (iii) an increase of $4.6 million in severance-related costs associated with a workforce reduction executed during the third and fourth quarters of fiscal 2005. These increases were partially offset by decreases of: (i) $4.2 million as a result of a reduction in expenses for sales conferences and related meetings; (ii) $1.6 million in human resources, information technology and facilities corporate allocated costs allocated to this line item compared to fiscal 2004 as a result of decreased headcount; (iii) $1.2 million related to reduced depreciation to this line item as a result of reduced headcount; and (iv) $1.0 million related to reduced travel expenses.

The decrease in sales and marketing expense in fiscal 2004 compared to fiscal 2003 was primarily due to: (i) a reduction of $4.0 million in variable compensation, driven by reduced orders and shipments in fiscal 2004; (ii) a reduction of $3.0 million in sales and marketing personnel and related costs as a result of decreased headcount due to previous workforce reductions and realignments; and (iii) $4.8 million recorded in the fourth quarter of fiscal 2003 as a result of our realignment of operations as discussed above under Workforce Realignment. This decrease was partially offset by increases of: (i) $4.4 million in human resources, information technology and facilities costs allocated to sales and marketing expenses as a result of the increase in sales and marketing headcount as a percentage of total headcount, and (ii) $1.2 million related to expanded marketing efforts and charges associated with the cancellation of certain sales employee-related functions.

General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
	$102.9	$121.5	$90.0	$(18.6)	(15)%	$31.5	35%
Percentage of total revenue	10%	11%	8%

Fiscal 2004 general and administrative expenses were higher than fiscal 2005 primarily due to: (i) the $10 million merger termination fee paid to Monolithic System Technology, Inc. (MoSys) in April 2004 in connection with termination of an acquisition agreement; (ii)  $5.4 million in professional service fees primarily related to litigation associated with the MoSys termination incurred in 2004; (iii) $1.7 million in professional services fees incurred in connection with the proposed acquisition of MoSys expensed in the second quarter of fiscal 2004; (iv) a decrease of $3.2 million in bad debt reserve in fiscal 2005 due to lower than anticipated billings and successful collection efforts; (v) a decrease of $1.9 million in facilities costs in fiscal 2005 due to closure of certain facilities; and (vi) a decrease of $6.3 million in human resources, information technology and facilities costs allocated to this line item in fiscal 2005. Lower fiscal 2005 expenses were partially offset by an increase of (i) $3.5 million in employee compensation in fiscal 2005 due to increased headcount; (ii) $2.2 million in depreciation due to increased equipment and assets; and (iii) $2.7 million in consulting costs primarily related to market and internal business process analyses. See “Functional Allocation of Operating Expenses,” above.

The increase in general and administrative expense in fiscal 2004 compared to fiscal 2003 was primarily due to: (i) the $10.0 million termination fee paid to MoSys and professional service fees of $7.1 million relating to that transaction and the subsequent litigation in fiscal 2004; (ii) an increase of $5.0 million in professional service fees in fiscal 2004 relating to other litigation matters; (iii) $4.7 million in facilities costs primarily related to planned facilities consolidation in fiscal 2004; (iv) a loss of $1.1 million related to the sublease of a portion of our Ireland headquarters facility in fiscal 2004; and (v) a $3.5 million increase in depreciation due to increased capital spending in information technology. These increases were partially offset by a decrease of $3.5 million in human resources, information technology and facilities costs allocated to this line item. See “Functional Allocation of Operating Expenses,” above.

In-Process Research and Development

In-process research and development (IPRD) is comprised of in-process technologies of (i) $5.7 million associated with the acquisition of ISE in fiscal 2005; (ii) $1.6 million associated with an acquisition in fiscal 2004 considered immaterial for financial statement purposes; (iii) $18.3 million associated with our acquisition of Numerical Technologies, Inc. (Numerical) described below; and (iv) $1.6 million associated with an acquisition considered immaterial for financial statement purposes in fiscal 2003. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Valuation of IPRD.   The value assigned to acquired in-process technology is determined by identifying products under research in areas for which technological feasibility had not been established as of the acquisition date. The value of in-process technology is then divided into two classifications: (i) developed technology (completed) and (ii) in-process technology (to-be-completed), giving explicit consideration to the value created by the research and development efforts of the acquired business prior to the date of acquisition and to be created by Synopsys after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data and (iii) complexity-based data.

The value of the in-process technology was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified products within the classification divisions. Revenue estimates were based on (i) individual product revenues, (ii) anticipated growth rates, (iii) anticipated product development and introduction schedules, (iv) product sales cycles, and (v) the estimated life of a product’s underlying technology. From the revenue estimates, operating expense estimates, including costs of sales, general and administrative, sales and marketing, income taxes and a use charge for contributory assets, were deducted to arrive at operating income. We estimated revenue growth rates for each product and gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Operating expense estimates reflect Synopsys’ historical expense ratios. Additionally, these projects will require continued research and development after they have reached a state of technological and commercial feasibility. The resulting operating income stream was discounted to reflect its present value at the date of acquisition.

The rate used to discount the net cash flows from purchased in-process technology is our weighted-average cost of capital, taking into account our required rates of return from investments in various areas of the enterprise and reflecting the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

ISE.   On November 2, 2004, we acquired ISE, a world-leading provider of TCAD (Technology Computer-Aided Design) software and related services. The IPRD expense related to the ISE acquisition was $5.7 million. ISE had one IPRD project—FLOOPS, a next generation process simulator. We incurred a minimal amount in IPRD related to this project which led to the introduction of our Sentaurus product in the fourth quarter of fiscal 2005. This project is considered to be complete except for ongoing maintenance, future product enhancements and new features related to this core product. Expenditures to complete ISE’s acquired in-process technologies approximated the original estimates.

Numerical.   On March 1, 2003, we acquired Numerical, which specialized in subwavelength lithography-enabling solutions. The IPRD expense related to the Numerical acquisition was $18.3 million. Numerical had five IPRD projects—Phase Shift Masking (PSM), Subwavelength Software, Equipment Software, Cadabra and Computer Aided Transcription System (CATS)—representing 25%, 7%, 6%, 5% and 57%, respectively, of the total IPRD value. These projects were expected to be completed shortly following the merger. PSM, Subwavelength Software and CATS software were completed in fiscal 2003. Our Cadabra® product was released in the first quarter of fiscal 2004. The Equipment Software project consists of in-process technology for multiple products. These products were either completed in fiscal 2003, discontinued, or were integrated with other Synopsys products during fiscal 2004. Expenditures to complete Numerical’s acquired in-process technologies approximated the original estimates.

Amortization of Intangible Assets and Deferred Stock Compensation.   Amortization of intangible assets and deferred stock compensation includes the amortization of the contract rights intangible associated with certain executory contracts, core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles acquired in business combinations completed during fiscal 2003, 2004 and 2005. We amortize intangible assets on a straight-line basis over their useful lives, which range from three to ten years. Deferred stock compensation represents the intrinsic value of unvested stock options assumed in connection with prior year acquisitions. We amortize deferred stock compensation on a straight-line basis over the options’ remaining vesting period of one to four years. Generally, amortization of deferred stock compensation will decrease over time as the assumed stock options vest, although employee terminations affect the exact timing and amount of future amortization of deferred stock compensation. Amortization expense for these assets is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Included in cost of revenue	$81.8	$102.6	$92.9	$(20.8)	(20)%	$9.7	10%
Included in operating expenses	33.5	34.9	35.3	(1.4)	(4)%	(0.4)	(1)%
Total	$115.3	$137.5	$128.2	$(22.2)	(16)%	$9.3	7%
Percentage of total revenue	12%	13%	11%

The decrease in amortization of intangible assets and deferred compensation in fiscal 2005 compared to fiscal 2004 is driven by completion of the amortization of the intangible assets related to core/developed technology from fiscal 2002 acquisitions, primarily the acquisition of Avant!, and by the declining amounts of amortization related to deferred compensation recorded in prior year acquisitions, partially offset by amortization charges from the ISE and Nassda acquisitions.

The increase in amortization of intangible assets and deferred compensation in fiscal 2004 compared to fiscal 2003 is primarily due to additional amortization of assets acquired in the Numerical acquisition in the second quarter of fiscal 2003, partially offset by the declining amounts of amortization related to deferred compensation recorded in prior year acquisitions.

See Note 4 to our Consolidated Financial Statements for a schedule of future amortization amounts.

Impairment of Intangible Assets.   There were no material impairment charges related to intangible assets during fiscal 2005, 2004 and 2003.

Expensing of Stock Awards.   In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in the first quarter of fiscal 2006. SFAS 123R will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. Synopsys currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, we generally have not recognized any compensation expense related to stock option grants we issue under our stock option plans or related to the discounts we provide under our employee stock purchase plans. Under the new rules, we will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense and therefore will have a material adverse effect on our reported results of operations. Note 2 to our Consolidated Financial Statements provides our pro forma net income and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal years 2005, 2004 and 2003.

Other Income (Expense), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Interest income, net	$9.5	$6.0	$3.5	$3.5	58%	$2.5	71%
Gain (loss) on sale of investments, net of investment write-downs	(3.7)	(1.7)	16.5	(2.0)	(118)%	(18.2)	(110)%
Foreign currency exchange gain	2.5	0.3	1.4	2.2	733%	(1.1)	79%
Correction of an error in accounting for certain hedging transactions	3.0	—	—	3.0	100%	—	—
Other	33.9	(2.3)	2.7	36.2	1574%	(5.0)	(185)%
Total	$45.2	$2.3	$24.1	$42.9	1865%	$(21.8)	(90)%

In the first quarter of fiscal 2005, we  reevaluated our interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivatives and Hedging Activities (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of our hedging program. To correct the error, we reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the year ended October 31, 2005.

The increase in other income (expense) in fiscal 2005 compared to fiscal 2004 is primarily due to (i) the $33 million gain from the litigation settlement relating to the Nassda acquisition; and (ii) the reclassification of $3.0 million from accumulated other comprehensive income to other income. This increase is primarily offset by $4.5 million write-down of certain investments.

See Notes 3 and 9 to Consolidated Financial Statements.

The decrease in other income (expense) in fiscal 2004 compared to fiscal 2003 was primarily due to reduced investment gains and reduced rental income.

Income Tax Rate

Income Taxes.   The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of October 31, 2005, current deferred tax assets, net of current deferred tax liabilities, totaled $195.5 million. Non-current deferred tax assets, net of non-current deferred tax liabilities, totaled $82.4 million. We believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would charge to income an adjustment to the deferred tax assets in the period we make that determination.

We provide for U.S. income taxes on the earnings of our foreign subsidiaries unless they are considered permanently invested outside of the U.S. As of October 31, 2005, there was no cumulative amount of earnings upon which U.S. income taxes have not been provided.

IRS Revenue Agent’s Report.   On May 31, 2005, we received a Notice of Proposed Adjustment from the Internal Revenue Service (IRS) asserting a very large net increase to our U.S. taxable income arising from the audit of fiscal years 2000 and 2001. On June 8, 2005, we received a Revenue Agent’s Report (RAR) in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate, which adjusts quarterly. A higher underpayment rate of interest may be charged as a result of the issuance of the RAR.

This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. The proposed adjustment for fiscal years 2000 and 2001 is the total amount relating to these transactions asserted under the IRS theories. On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly years.

We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable that we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition could be materially and adversely affected.

Repatriation of Foreign Earnings.   The American Jobs Creation Act of 2004 (the Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During the fourth quarter of 2005, we repatriated $360 million, of which $172.5 million qualified for the special one-time elective dividends received deduction and $187.5 million constituted earnings that do not qualify under the Act, previously taxed income and return of capital. We recorded tax expense of $11.2 million related to the repatriation of $360 million. During the fourth quarter of 2005, our chief executive officer approved a domestic reinvestment plan (DRIP) to invest up to $185 million in foreign earnings in qualified investments pursuant to the Act. As required by the Act, the reinvestment plan was ratified by the Board of Directors in the first quarter of fiscal 2006. We satisfied the DRIP reinvestment requirements during fiscal 2005.

Tax Reserves.   We may establish reserves for tax contingencies based on the probable outcome of tax positions taken for financial statement purposes compared to positions taken on the tax returns. In fiscal 2005, we released tax contingency reserves totaling $34.0 million related to previously acquired companies as a result of expiration of the applicable statute of limitation. These released liabilities were recorded against acquisition goodwill with no effect on our net loss in fiscal 2005. We continuously review our tax contingency reserves to ensure that they are appropriately stated. Such review includes consideration of tax controversy factors such as periods covered by the cause of action, the degree of probability of an unfavorable outcome, our ability to estimate the liability, the timing of the liability and how it will impact our other tax attributes. At October 31, 2005, we believe that we have adequately provided for our tax-related liabilities.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of October 31, 2005, cash, cash equivalents and short-term investments were $586.5 million, compared to $579.0 million as of October 31, 2004.

Cash provided by operations is in part dependent upon the payment terms on our license agreements. Payment terms for time-based licenses are generally extended, with the license fee typically paid quarterly in even increments over the term of the license. Conversely, for an upfront license, customers pay a substantial portion of the license fee within the first year. Accordingly, we generally receive cash from time-based licenses, the primary component of our business under our almost fully ratable license model, later than from upfront licenses.

Cash provided by operations was $269.2 million for the year ended October 31, 2005 compared to $264.0 million for the same period in fiscal 2004. This increase largely resulted from (i) an increase in deferred revenue of $62.8 million due to the change in our licenses from upfront to time-based licenses during the last quarter of fiscal 2004; (ii) the  payment of $15.4 million for the MoSys acquisition agreement termination fee and associated litigation made in fiscal 2004 but not in 2005; and (iii) lower disbursements for income taxes and value added taxes paid of approximately $24.9 million and $7.5 million, respectively. This increase was offset by: (i) increased disbursements of $23.3 million associated with prepaid maintenance contracts for our information technology infrastructure as compared to the prior fiscal year; and (ii) $49.2 million reduction in cash used to satisfy accounts payable in fiscal 2005.

Accounts receivable, net of allowances, decreased $32.0 million, or 24%, to $100.2 million as of October 31, 2005 from $132.3 million as of October 31, 2004. Days sales outstanding (DSO), calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, decreased to 36 days as of October 31, 2005 from 53 days as of October 31, 2004. The decrease in DSO and accounts receivable is attributable to lower billings for the fiscal year due to greater concentration of TSLs in our more ratable license model since cash is collected over a longer period of time for TSLs than upfront licenses.

Cash provided by operations was $264.0 million in fiscal 2004 compared to $391.5 million in fiscal 2003. The decrease in cash from operations was driven in part by lower orders and reported revenues in fiscal 2004, as well as by increased use of operating cash as follows: (i) cash disbursements for foreign income taxes of approximately $44.7 million; (ii) payment of $15.4 million for the MoSys acquisition agreement termination fee and associated litigation costs; (iii) disbursements associated with our fiscal 2003 workforce realignment of approximately $14.9 million; (iv) payments of international value added taxes of approximately $7.5 million; and (v) increased prepaid maintenance contract expenses for our design and information systems electronic infrastructure. These uses of cash were partially offset by income tax refunds of $28.6 million.

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

Cash used in investing activities was $171.5 million for the year ended October 31, 2005 compared to $172.0 million for the same period in fiscal 2004. Cash used in investing activities remained relatively constant as we offset the increase of $114.4 million of cash used in acquisitions by a corresponding reduction in cash used in net purchases of short term and long term investments.

Cash used in investing activities was $172.0 million in fiscal 2004 compared to $258.3 million in fiscal 2003. The decrease of $86.3 million is primarily due to a substantial decrease of cash used for acquisitions and decreased proceeds from the sale of long-term investments.

Cash used in financing activities was $39.8 million for the year ended October 31, 2005 compared to $266.6 million provided by financing activities in fiscal 2004. The decrease of $226.8 million in cash used was due to a decrease of $334.9 million in cash used to repurchase shares of our common stock in the open market compared to the year ended October 31, 2004 and decreased proceeds of $108.1 million from the issuance of our common stock pursuant to our employee stock plans compared to fiscal 2004.

Cash used in financing activities was $266.6 million in fiscal 2004 compared to cash provided by financing activities of $74.2 million in fiscal 2003. The decrease of $340.8 million is primarily due to a decrease in proceeds of $178.2 million from the sale of shares pursuant to our employee equity incentive plans during fiscal 2004 and increased purchases of our common stock in the open market of $162.6 million during fiscal 2004.

The American Jobs Creation Act of 2004 (the Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During the fourth quarter of 2005, we repatriated $360 million, of which $172.5 million qualified for the special one-time elective dividends received deduction and $187.5 million constituted earnings that do not qualify under the Act, previously taxed income and return of capital. We recorded tax expense of $11.2 million related to the repatriation of $360 million. During the fourth quarter of 2005, our chief executive officer approved a domestic reinvestment plan (DRIP) to invest up to $185 million in foreign earnings in qualified investments pursuant to the Act. As required by the Act, the reinvestment plan was ratified by the Board of Directors in the first quarter of fiscal 2006. We satisfied the DRIP reinvestment requirements during fiscal 2005.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of October 31, 2005, we held an aggregate of $486.8 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $99.7 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan and the repatriated funds described above, we currently maintain a policy under APB 23, Accounting for Income Taxes—Special Areas, of permanently reinvesting such funds outside of the United States.

In April 2004, we entered into a three-year senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. In April, 2004, we borrowed and repaid $200 million under the credit facility. On May 3, 2005, we borrowed $75.0 million under this credit facility in connection with the acquisition of Nassda. We repaid this amount in full as of May 27, 2005. As of October 31, 2005, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will satisfy our business requirements for at least the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes our contractual obligations as of October 31, 2005.

	Total	Fiscal 2006	Fiscal 2007/ Fiscal 2008	Fiscal 2009/ Fiscal 2010	Thereafter
	(in thousands)
Long-Term Debt(1)	$1,631	$1,138	$493	$—	$—
Lease Obligations:
Capital Lease	1,491	973	488	30	—
Operating Lease(2)	209,560	33,660	51,874	39,731	84,295
Purchase Obligations(3)	9,551	6,250	3,301	—	—
Total Commitments	222,233	42,021	56,156	39,761	84,295
Other long-term liabilities on Balance Sheet(4)	6,694		4,885		1,809
Total	$228,927	$42,021	$61,041	$39,761	$86,104

(1)          This commitment relates to the fees associated with the revolving credit facility. Additional information is provided in Note 5 of our Consolidated Financial Statements.

(2)          Additional information is provided in Note 6 of our Consolidated Financial Statements.

(3)          Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2005. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(4)          Includes (a) approximately $4.9 million in promissory notes payable in September 2007 issued in connection with an acquisition in September 2002 and (b) a bond payable in September 2023 to the city of San Jose for participating in a development project for land owned by us. Additional information is provided in Note 5 of our Consolidated Financial Statements. Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

We are committed to making an additional payment of $2.1 million related to the bond payable in Note (4) above. In connection with our acquisitions completed prior to October 31, 2005, we may be obligated to pay up to an aggregate of $11.3 million in cash during the next 12 months and an additional $15.6 million in cash during the two years following the next 12 months if certain performance and milestone goals are achieved in full. Because these commitments are contingent on certain performance and milestone goals being achieved in full, these amounts are not reflected in the table above. We closed our acquisition of HPL Technologies, Inc. (HPL) on December 7, 2005 and are committed to make cash expenditures in fiscal 2006. See Note 14 of our Consolidated Financial Statements. These amounts are not reflected in the table above.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone-based obligations depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

Related Party Transactions

For information regarding related party transactions, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data and Item 13. Certain Relationships and Related Transactions included in this Annual Report on Form 10-K and incorporated by reference here.

Effect of New Accounting Pronouncements

Please see Note 13 to Consolidated Financial Statements for a description of the effect of new accounting pronouncements on Synopsys.

Pre-approvals of Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(3) of the Exchange Act, during the fourth quarter of fiscal 2005, the Audit Committee pre-approved the following non-audit services to be performed by KPMG LLP, our independent auditors:

1.                International tax compliance services relating to certain foreign subsidiaries;

2.                Due diligence services relating to proposed acquisitions; and

3.                International tax services relating to the repatriation of cash pursuant to the American Jobs Creation Act of  2004.

Factors That May Affect Future Results

Our reported results of operations will be materially and adversely affected by our adoption of SFAS 123R.

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective in our first quarter of fiscal 2006,will result in our recognition of substantial compensation expense relating to our employee stock options and employee stock purchase plans. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally have not recognized any compensation expense related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plans. Under the new rules, we will be required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense and will have a material adverse effect on our reported results of operations. Note 2 to Consolidated Financial Statements in this report provides our pro forma net income and earnings per share as if we had used a fair value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during the periods presented.

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

We also believe that, over the long term, growth in EDA spending will continue to depend on growth in semiconductor R&D spending and continued growth in the overall semiconductor market. However, we cannot predict the timing or magnitude of growth in semiconductor revenues, R&D spending or spending on EDA products, nor whether we will benefit from any such increases should they occur. For example, although the semiconductor industry grew by 18% in 2003 and 29% in 2004 and we estimate that R&D spending among large semiconductor companies increased approximately 10% from 2003 to 2004, EDA industry revenue during this period did not track these growth levels.

Competition in the EDA industry may have a material adverse effect on our business and operating results.

We compete with other EDA vendors that offer a broad range of products and services, primarily Cadence Design Systems, Inc. and Mentor Graphics Corporation, and with EDA vendors that offer products focused on one or more discrete phases of the IC design process, such as Magma Design Automation, Inc, We also compete with customers’ internally developed design tools and capabilities. If we fail to compete effectively, our business will be materially and adversely affected.

We compete principally on technology leadership, product quality and features (including ease-of-use), time-to-results, post-sale support, interoperability with our own and other vendors’ products, price and payment terms. Additional competitive challenges include the following:

•       Customers require a mix of price and tool performance that suits their needs; in some cases this may lead them to choose vendors based on price more than performance. In certain situations we may offer substantial discounts on our products to meet pricing set by the competition. If, as we expect, customers begin to consolidate their purchases with fewer vendors, some EDA suppliers may pursue a deep discount strategy. As a result, prices for our products may decline and/or we may lose potential business to lower price competitors. In either case, our business, operating results and financial condition could be materially and adversely affected.

•       Technology in the EDA industry evolves rapidly. Accordingly, we must correctly anticipate and lead critical developments, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products. If we fail to do so, our business will be materially and adversely affected.

•       To compete effectively, we believe we must offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance. Doing both requires significant engineering and development work. We can provide no assurance that we will be able to continue offering complete design flows in configurations our customers will find more attractive than our competitors’ offerings or that our efforts to balance the interests of integration versus individual product performance will be successful.

•       Our major initiatives face intense competition and in some cases address emerging markets. We have invested significant resources into further development of our Galaxy Design Platform, integration of our Discovery Verification Platform and enhancement of its System Verilog and other advanced features and development of our Design for Manufacturing and IP portfolios, and have acquired companies that focus on these areas. It is difficult for us to predict the success of these initiatives and acquisitions. If we fail to expand revenue from our new initiatives at the desired rate, our business, results of operations and financial condition would be materially and adversely affected.

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

The increasing complexity of SoCs and ICs, and customers’ concerns about managing cost and risk have also led to the following potentially long-term negative trends:

•       The number of starts of new IC designs has declined since 2000. New IC design starts are a key driver of demand for EDA software.

•       A number of mergers in the semiconductor and electronics industries have occurred, and more are likely. Mergers can reduce the aggregate level of purchases of EDA software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Synopsys.

•       Due to factors such as increased globalization, cost controls among customers appear to have become more permanent, adversely impacting our customers’ EDA spending.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2000 and 2001, on May 31, 2005 we received a Notice of Proposed Adjustment in which the IRS claimed a very large increase to our U.S. taxable income. On June 8, 2005, we received a Revenue Agent’s Report in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We have filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly years.

We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition would be materially and adversely affected.

The failure to meet the semiconductor industry’s demands for advancing EDA technology and continued cost reductions may adversely affect our financial results.

SoC and IC functionality continues to increase while feature widths decrease, substantially increasing the complexity, cost and risk of IC design and manufacturing. To address greater complexity, semiconductor designers and manufacturers demand continuous innovation from EDA suppliers. At the same time, as a result of pricing pressure on their own products, we believe customers and potential customers are also seeking to buy more products from fewer suppliers and at reduced overall prices in an effort to reduce overall cost and risk. In order to succeed in this environment, we must successfully meet our customers’ technology requirements, while also striving to reduce their overall costs and our own operating costs. Failure to manage these conflicting demands successfully would materially and adversely affect our financial condition and results of operations.

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

•       Beginning in the fourth quarter of fiscal 2004, we shifted our target license mix to consist almost entirely of time-based licenses. Time-based licenses yield significantly less current period revenue and more future period revenue than upfront licenses. The license mix shift decreased revenue and earnings for fiscal 2005.

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

•  We may be required to implement a number of cost control measures in order to meet our externally-communicated financial targets, any of which could fail to result in the anticipated cost savings or could adversely affect our business.

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

We have acquired a number of companies or their assets in recent years, including four in fiscal 2005, six transactions during fiscal 2004 and three transactions in fiscal 2003, and, as part of our efforts to expand our product and services offerings, we expect to acquire additional companies in the future.

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

•       Adverse effects on customer buying patterns or relationships; and

•       Assumption of unknown liabilities.

While we review proposed acquisitions carefully and strive to negotiate terms that are favorable to us, we can provide no assurance that any acquisition will positively affect our future performance. Furthermore, if we later determine we cannot use or sell an acquired product or technology, we could be required to write down the goodwill and intangible assets associated with such product or technology; these write-downs, if significant, could have a material adverse effect on our results of operations.

A failure to timely recruit and retain key employees would have a material adverse effect on our business.

To be successful, we must attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. There are a limited number of qualified EDA and

IC design engineers, and competition for these individuals is intense. Our employees are often recruited aggressively by our competitors and our customers. Any failure to recruit and retain key technical, sales and managerial employees would have a material adverse effect on our business, results of operations and financial condition.

We issue stock options and maintain employee stock purchase plans as a key component of our overall compensation. There is growing pressure on public companies from stockholders, who must approve any increases in our stock option pool, generally to reduce our overhang or amount of outstanding and unexercised stock options. In addition, the implementation of new accounting rules that require us to recognize on our income statement compensation expense from employee stock options and our employee stock purchase plan beginning with the first quarter of fiscal 2006, which we expect will increase pressure to limit future option grants. These factors may make it more difficult for Synopsys to grant attractive equity-based packages in the future, which could adversely impact our ability to attract and retain key employees.

Stagnation of foreign economies, foreign exchange rate fluctuations and the increasingly global nature of our operations could adversely affect our performance.

During fiscal 2005 and 2004, we derived 49% and 45%, respectively, of our revenue from outside the United States; going forward, we expect our overall orders and revenue targets will continue to depend on substantial contributions from outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any stagnation of foreign economies could adversely affect our performance by reducing the amount of revenue derived from outside the United States.

Our operating results are also affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when the U.S. dollar weakens relative to other currencies, including the Euro, the Japanese yen and the Canadian dollar, as a result of the conversion of expenses of our foreign operations denominated in foreign currencies into the dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge certain foreign currency exposures of our business, we can provide no assurance that our hedging transactions will be effective.

In addition, we have expanded our non-U.S. operations significantly in the past several years. While the increased international presence of our business creates the potential for cost reductions locally and higher international sales, this strategy also requires us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations performing complex software development projects and ensure intellectual property protection outside of the United States. The failure to effectively manage our global operations would have a material adverse effect on our business and results of operations.

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

Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe on a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously pursue this defense.

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

In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal controls over financial reporting and auditor attestation of that assessment in our annual reports. This effort has required, and will continue to require in the future, the commitment of significant financial and managerial resources. This annual report on Form 10-K discloses a material weakness in internal control over financial reporting. Although we believe that our ongoing review of our internal controls will enable us to provide favorable assessments of our internal controls and for our external auditors to provide their annual attestations in future SEC filings, as required by Section 404, we can give no assurance that these efforts will be completed on a timely and successful basis. Any failure to complete a favorable assessment and obtain our auditors’ attestation could have a material adverse effect on our stock price.

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

The following table presents the carrying value and related weighted-average total return for our investment portfolio as of October 31, 2005:

	Carrying Value	Weighted Average Total Return
	(in thousands)
Money Market Funds (U.S.)	300,439	2.33%
Short-term Investments (U.S.)	$182,070	2.30%
Cash Deposits and Money Market Funds (International)	89,077	2.11%
Total interest bearing instruments	$571,586	2.29%

As of October 31, 2005, the stated maturities of our current short-term investments are $41.6 million within one year, $20.8 million within one to five years, $10.8 million within five to ten years and $108.9 million after ten years. However, we consider these investments to be short-term in nature because, in accordance with our investment policy, the weighted-average expected duration of our total invested funds does not exceed one year and the investments are available for short-term obligations and other uses including acquisitions. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

The following table presents the amounts of our cash equivalents and investments as of October 31, 2005 that are subject to interest rate risk by calendar year of expected duration and average interest rates:

	Year Ended December 31,
	2005	2006	2007	2008	2009	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$389,516	—	—	—	—	$389,516	$389,516
Average interest rate	2.38%
Short-term investments (variable rate)	$106,328	$5,660	—	—	—	$111,988	$111,988
Average interest rate	2.68%	3.07%
Short-term investments (fixed rate)	$9,004	$33,642	$9,266	$18,170	—	$70,082	$70,082
Average interest rate	2.96%	2.99%	3.14%	3.24%	—

In comparison, the following table presents the amounts of our cash equivalents and investments as of October 31, 2004 that were subject to interest rate risk by calendar year of expected duration and average interest rates:

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

In April 2004, Synopsys entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that we maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. In April 2004 and May 2005, we borrowed and repaid $200.0 and $75.0 million, respectively, under the credit facility. As of October 31, 2005 and 2004, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Foreign Currency Risk.   The functional currency of each of Synopsys’ active foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish and Swiss subsidiaries whose functional currencies are the U.S. dollar. We engage in a program to minimize the effect of changes in the exchange rate between a given functional currency (i.e. the yen in the case of  our Japanese subsidiary) and the corresponding non-functional currency transactions (i.e. receivables denominated in the U.S. dollar in the case of our Japanese subsidiary). We hedge the following types of non-functional-currency-denominated balances and transactions: (i) certain assets and liabilities, (ii) shipments forecasted to occur within approximately one month, (iii) future billings and revenue on previously shipped orders, and (iv) certain future intercompany invoices denominated in the Euro. A description of the accounting under our hedging programs is included in Note 2 to our Notes to Consolidated Financial Statements.

The following table provides information about our foreign currency contracts as of October 31, 2005:

	Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$66,403	114.86
Euro	60,284	0.82175
Canadian dollar	12,020	1.18676
British pound sterling	8,633	0.56503
Taiwan dollar	4,876	33.66
Israeli shekel	3,699	4.6341
Chinese renminbi	2,314	8.06
Korean Won	1,865	1055.5
India Rupee	1,401	45.37
Singapore dollar	1,143	1.6915
Swedish Korna	747	7.935
Swiss Franc	499	1.28484
	$163,884

The following table provides information about our foreign currency contracts as of October 31, 2004:

	Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$25,034	106.47
Euro	15,217	0.7839
Canadian dollar	14,137	1.226
British pound sterling	1,965	0.54613
Israeli shekel	1,736	4.45165
Singapore dollar	2,007	1.66085
Taiwan dollar	508	33.605
Chinese renminbi	3,912	8.246
India Rupee	1,116	45.74
	$65,632

The amounts shown in the tables include the balances and transactions described above. The maximum original duration of the currency contracts shown is 16 months in the case of our Euro forward contracts and one month in the case of contracts for other currencies. Due to the short-term nature of these contracts, the contract rates approximate fair value as of October 31, 2005 and 2004.

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions.

For example, if the Euro were to depreciate by 10% prior to the settlement of the Euro forward contracts listed in the table above, the fair value of the contracts would decrease by approximately $6.0 million, and we would be required to pay approximately $6.0 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $6.0 million that would offset the loss and negative cash flow on the maturing forward contracts.

Net unrealized loss of approximately $0.6 million and gain of $9.6 million, net of tax are included in accumulated other comprehensive income on our consolidated balance sheet as of October 31, 2005 and October 31, 2004, respectively. Net cash outflows on maturing forward contracts during the three months ended October 31, 2005 were $2.9 million.

If our estimates of our balances and transactions prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy.

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

Equity Risk.   Our strategic investment portfolio as of October 31, 2005 consists of approximately $8.0 million of minority equity investments in publicly traded and in privately held companies compared to approximately $12.8 million as of October 31, 2004. The securities of publicly traded companies are generally classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of other comprehensive income in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During fiscal 2005 and 2004, we reduced the value of our strategic investment portfolio by $4.5 million and $3.5 million, respectively.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synopsys, Inc.:

We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended October 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Synopsys, Inc. as of October 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 12, 2006, expressed an unqualified opinion on managements assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
January 12, 2006

SYNOPSYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	October 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$404,436	$346,709
Short-term investments	182,070	232,320
Total cash, cash equivalents and short-term investments	586,506	579,029
Accounts receivable, net	100,178	132,258
Deferred income taxes	195,501	125,601
Income taxes receivable	48,370	46,583
Prepaid expenses and other current assets	16,924	29,562
Total current assets	947,479	913,033
Property and equipment, net	170,195	178,155
Long-term investments	8,092	12,831
Goodwill, net	728,979	593,706
Intangible assets, net	142,519	198,069
Long-term deferred income taxes	82,384	146,360
Other assets	61,828	50,033
Total assets	$2,141,476	$2,092,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$231,359	$184,146
Accrued income taxes	169,632	188,096
Deferred revenue	415,689	368,913
Total current liabilities	816,680	741,155
Deferred compensation and other liabilities	63,841	51,794
Long-term deferred revenue	42,019	34,189
Stockholders’ equity:
Preferred stock, $0.01 per value; 4,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 145,897 and 147,378 shares outstanding, respectively	1,459	1,474
Capital in excess of par value	1,263,952	1,240,568
Retained earnings	171,108	202,146
Treasury stock, at cost; 11,259 and 9,759 shares, respectively	(199,482)	(175,762)
Deferred stock compensation	(2,100)	(2,732)
Accumulated other comprehensive loss	(16,001)	(645)
Total stockholders’ equity	1,218,936	1,265,049
Total liabilities and stockholders’ equity	$2,141,476	$2,092,187

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2005	2004	2003
Revenue:
Time-based license	$743,723	$663,244	$618,024
Upfront license	60,466	215,955	298,280
Maintenance and Service	187,742	212,905	260,679
Total revenue	991,931	1,092,104	1,176,983
Cost of revenue:
License	101,910	87,705	77,983
Maintenance and Service	70,691	66,782	69,478
Amortization of intangible assets and deferred stock compensation	81,786	102,572	92,856
Total cost of revenue	254,387	257,059	240,317
Gross margin	737,544	835,045	936,666
Operating expenses:
Research and development	316,992	285,281	285,880
Sales and marketing	331,404	302,372	310,692
General and administrative	102,940	121,547	90,021
In-process research and development	5,700	1,638	19,850
Amortization of intangible assets and deferred stock compensation	33,492	34,891	35,318
Total operating expenses	790,528	745,729	741,761
Operating (loss) income	(52,984)	89,316	194,905
Other income, net	45,195	2,276	24,084
(Loss) income before provision for income taxes	(7,789)	91,592	218,989
Provision for income taxes	7,689	17,255	69,265
Net (loss) income	$(15,478)	$74,337	$149,724
Net (loss) income per share:
Basic	$(0.11)	$0.48	$0.99
Diluted	$(0.11)	$0.46	$0.95
Shares used in computing per share amounts:
Basic	144,970	154,439	151,251
Diluted	144,970	159,991	158,326

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

			Capital in				Accumulated
			Excess			Deferred	Other
	Common Stock		of Par	Retained	Treasury	Stock	Comprehensive
	Shares	Amount	Value	Earnings	Stock	Compensation	Income (Loss)	Total
Balance at October 31, 2002	147,124	$1,470	$1,038,651	$198,863	$(116,499)	$(8,858)	$(146)	$1,113,481
Components of comprehensive income:
Net income	—	—	—	149,724	—	—	149,724	149,724
Unrealized gain (loss) on investments, net of tax of $2,370	—	—	—	—	—	—	3,663	—
Deferred gain (loss) on cash flow hedges, net of tax of $12,426	—	—	—	—	—	—	19,204	—
Reclassification adjustment on unrealized gains on investments, net of tax of $7,546	—	—	—	—	—	—	(11,644)	—
Reclassification on deferred gains on cash flow hedges, net of tax of $4,115	—	—	—	—	—	—	(6,359)	—
Foreign currency translation adjustment	—	—	—	—	—	—	4,635	—
Accumulated other comprehensive income	—	—	—	—	—	—	9,499	9,499
Total comprehensive income							159,223	159,223
Amortization of deferred stock compensation, net of forfeitures	—	—	(1,888)	—	—	6,884	—	4,996
Acquisition of treasury stock	(9,407)	(94)	94	—	(260,746)	—	—	(260,746)
Stock options assumed in connection with acquisitions	—	—	21,696	—	—	(5,196)	—	16,500
Stock issued under stock option and stock purchase plans	18,120	184	74,840	(96,608)	356,512	—	—	334,928
Tax benefits associated with exercise of stock options	—	—	65,028	—	—	—	—	65,028
Balance at October 31, 2003	155,837	$1,560	$1,198,421	$251,979	$(20,733)	$(7,170)	$9,353	$1,433,410

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) (Continued)

(In thousands)

			Capital in				Accumulated
			Excess			Deferred	Other
	Common Stock		of Par	Retained	Treasury	Stock	Comprehensive
	Shares	Amount	Value	Earnings	Stock	Compensation	Income (Loss)	Total
Balance at October 31, 2003	155,837	$1,560	$1,198,421	$251,979	$(20,733)	$(7,170)	$9,353	$1,433,410
Components of comprehensive income:
Net income	—	—	—	74,337	—	—	74,337	74,337
Unrealized gain (loss) on investments, net of tax of $139	—	—	—	—	—	—	295	—
Deferred gain (loss) on cash flow hedges, net of tax of $1,270	—	—	—	—	—	—	(2,699)	—
Reclassification adjustment on deferred gains on cash flow hedges, net of tax of $2,972	—	—	—	—	—	—	(7,078)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(516)	—
Accumulated other comprehensive (loss)							(9,998)	(9,998)
Total comprehensive income							64,339	64,339
Amortization of deferred stock compensation, net of forfeitures	—	—	(1,083)	—	—	4,438	—	3,355
Acquisition of treasury stock	(16,916)	(161)	161	—	(423,303)	—	—	(423,303)
Stock issued under stock option and stock purchase plans	8,457	75	12,537	(124,170)	268,274	—	—	156,716
Tax benefits associated with exercise of stock options	—	—	30,532	—	—	—	—	30,532
Balance at October 31, 2004	147,378	$1,474	$1,240,568	$202,146	$(175,762)	$(2,732)	$(645)	$1,265,049

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) (Continued)

(In thousands)

			Capital in				Accumulated
			Excess			Deferred	Other
	Common Stock		of Par	Retained	Treasury	Stock	Comprehensive
	Shares	Amount	Value	Earnings	Stock	Compensation	Income (Loss)	Total
Balance at October 31, 2004	147,378	$1,474	$1,240,568	$202,146	$(175,762)	$(2,732)	$(645)	$1,265,049
Components of comprehensive income:
Net loss	—	—	—	(15,478)	—	—	(15,478)	(15,478)
Unrealized gain (loss) on investments, net of tax benefit (expense) of $542	—	—	—	—	—	—	(693)	—
Deferred gain (loss) on cash flow hedges, net of tax benefit (expense) of $(1,185)	—	—	—	—	—	—	(2,108)	—
Reclassification adjustment on deferred (gains) losses of cash flow hedges , net of tax benefit (expense) of $(3,501)							(6,226)
Correction of an error in accounting for certain hedging transactions, net of tax benefit of $1,150	—	—	—	—	—	—	(1,808)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(4,521)	—
Accumulated other comprehensive income (loss)							(15,356)	(15,356)
Total comprehensive income			—			—	(30,834)	(30,834)
Deferred Stock Compensation			1,490			(1,490)		—
Stock options assumed in connection with acquistion of Nassda			12,141					12,141
Amortization of deferred stock compensation, net of forfeitures	—	—	3,304	—	—	2,872	—	6,176
Acquisition of treasury stock	(5,140)	(51)	51	—	(88,386)	—	—	(88,386)
Stock issued under stock option and stock purchase plans	3,659	36	223	(15,560)	64,666	(750)	—	48,615
Tax benefits associated with exercise of stock options	—	—	6,175	—	—	—	—	6,175
Balance at October 31, 2005	145,897	$1,459	$1,263,952	$171,108	$(199,482)	$(2,100)	$(16,001)	$1,218,936

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2005	2004	2003
Cash flow from operating activities:
Net (loss) income	$(15,478)	$74,337	$149,724
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	175,057	192,774	184,110
Provision for doubtful accounts	(4,094)	(927)	(1,577)
Write-down of long term investments	3,582	2,983	4,525
Gain (loss) on sale of investments	502	(833)	(22,366)
Write-down of intangible assets	—	675	—
Deferred income taxes	(14,647)	(50,855)	(30,503)
Net change in deferred gains and losses on cash flow hedges	(15,982)	(14,019)	18,107
In-process research and development	5,700	1,638	19,850
Tax benefit associated with stock options	6,175	30,532	65,028
Net changes in operating assets and liabilities net of acquired assets and liabilities:
Accounts receivable	56,842	70,511	7,183
Prepaid expenses and other current assets	11,268	15,281	66,289
Other assets	(11,616)	(11,318)	(9,055)
Accounts payable and accrued liabilities	22,336	(26,906)	(30,115)
Accrued income taxes	(7,851)	(13,829)	(44,510)
Deferred revenue	45,125	(17,721)	5,226
Deferred compensation and other liabilities	12,271	11,714	9,618
Net cash provided by operating activities	269,190	264,037	391,534
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	422,523	992,300	253,828
Purchases of short-term investments	(372,984)	(1,050,524)	(325,386)
Proceeds from sales of long-term investments	—	412	34,951
Purchases of long-term investments	—	(6,339)	(1,213)
Purchases of property and equipment	(43,563)	(45,005)	(50,148)
Cash paid for acquisitions, net of cash received	(174,498)	(60,138)	(167,744)
Capitalization of software development costs	(2,953)	(2,739)	(2,616)
Net cash used in investing activities	(171,475)	(172,033)	(258,328)
Cash flows from financing activities:
Proceeds from credit facility	75,000	200,000	—
Payments on credit facility	(75,000)	(200,000)	—
Issuances of common stock	48,615	156,716	334,928
Purchases of treasury stock	(88,386)	(423,303)	(260,746)
Net cash (used in) provided by financing activities	(39,771)	(266,587)	74,182
Effect of exchange rate changes on cash and cash equivalents	(217)	(3,016)	4,340
Net increase (decrease) in cash and cash equivalents	57,727	(177,599)	211,728
Cash and cash equivalents, beginning of year	346,709	524,308	312,580
Cash and cash equivalents, end of year	$404,436	$346,709	$524,308
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Income taxes	$21,003	$45,867	$36,055

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

Note 2.   Summary of Significant Accounting Policies

Fiscal Year End.   The Company’s fiscal year ends on the Saturday nearest October 31. All fiscal years presented were 52-week years. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

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

Basis of Presentation:   Certain prior year amounts have been reclassified to conform to the current year presentation. In the first quarter of fiscal 2005 the Company revised its methodology for allocating and reporting cost of revenue. The Company has classified cost of revenue of fiscal 2003 and 2004 to conform to the fiscal 2005 methodology.

Foreign Currency Translation.   The functional currency of each of the Company’s foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s principal Irish and Swiss subsidiaries, whose functional currency is the United States (U.S.) dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. Such gains or losses have not been material for any period presented. The Company translates assets and liabilities of its foreign operations except its principal Irish and Swiss subsidiaries into the functional currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of its foreign operations into U.S. dollars at average exchange rates for the period. Accumulated net translation adjustments are reported in stockholders’ equity, net of tax, as a component of accumulated other comprehensive income (loss).

Use of Estimates.   To prepare financial statements in conformity with generally accepted accounting principles accepted in the United States of America, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Values of Financial Instruments.   The fair value of the Company’s cash, short-term investments, accounts receivable, accounts payable and foreign currency contracts, approximates the carrying amount, due to their short weighted average maturities. Long-term marketable equity investments are valued based on quoted market prices. Non-marketable equity securities are valued at cost. The Company performs periodic impairment analysis over these non-marketable equity securities.

Cash Equivalents and Short-Term Investments.   The Company classifies investments with original maturities of three months or less when acquired as cash equivalents. All of the Company’s cash equivalents and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax. Those unrealized gains or losses deemed other than temporary are reflected in investment income, net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income, net. The Company has cash equivalents and investments with various high quality institutions and, by policy, limits the amount of credit exposure to any one institution.

Concentration of Credit Risk.   The Company sells its products worldwide primarily to customers in the global electronics market. The Company performs on-going credit evaluations of its customers’ financial condition and does not require collateral. The Company establishes reserves for potential credit losses and such losses have been within management’s expectations and have not been material in any year presented.

Allowance for Doubtful Accounts.   Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts to reduce the Company’s receivables to their estimated net realizable value. The Company provides a general reserve on all accounts receivable based on a review of accounts and a 15 quarter average of write offs, net of recoveries. Such losses have been within management’s expectations and have not been material in any year presented. The following table provides a rollforward of the changes in the allowance for doubtful accounts.

Fiscal Year	Balance at Beginning of Period	Reductions credited to expense	Write-offs(1)	Balance at End of Period
	(in thousands)
2005	$7,113	$(4,094)	$984	$4,003
2004	$8,295	$(927)	$(255)	$7,113
2003	$11,565	$(1,577)	$(1,693)	$8,295

(1)          Accounts written off, net of recoveries

Income Taxes.   The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Property and Equipment.   Property and equipment is recorded at cost less accumulated depreciation and amortization. Assets are depreciated using the straight-line method over their estimated useful lives ranging from three to five years and not to exceed 30 years for buildings. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Amortization and depreciation expense was $52.7 million in 2005, $53.0 million in 2004 and $52.9 million in 2003. The cost of repairs and maintenance is charged to operations as incurred and was $17.4 million, $16.1 million and $15.1 million in fiscal 2005, 2004 and 2003, respectively. The Company evaluates the recoverability of its property, equipment and intangible assets on at least an annual basis in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets (SFAS 144), and record an impairment charge against income as appropriate. A detail of property and equipment is as follows:

	October 31,
	2005	2004
	(in thousands)
Computer and other equipment	$351,253	$336,815
Buildings	21,821	21,821
Furniture and fixtures	29,936	28,925
Land	42,754	42,754
Leasehold improvements	71,217	70,628
	516,981	500,943
Less accumulated depreciation and amortization	(346,786)	(322,788)
Total property and equipment, net	$170,195	$178,155

Software Development Costs.   Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype and ends upon general release of the product. Capitalized software development costs were approximately $3.0 million, $2.7 million and $2.6 million in fiscal 2005, 2004 and 2003, respectively. Amortization of software development costs is computed based on the straight-line method over the software’s estimated economic life of approximately two years. The Company recorded software amortization costs of $2.7 million, $2.3 million and $1.6 million in fiscal 2005, 2004 and 2003, respectively.

Goodwill, Intangible Assets and Deferred Stock Compensation.   Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes. The Company evaluates aggregate goodwill on a quarterly basis for indications of impairment based on our fair value as determined by its market capitalization in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. If this evaluation indicates that the value of the goodwill may be impaired, the Company assesses the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on the Company’s reported financial statements. The Company did not record any impairment charges on its goodwill during fiscal 2005. As of October 31, 2005, the carrying amount of our goodwill was $729.0 million.

Intangible assets consist of purchased technology, contract rights intangibles, customer installed base/relationships, trademarks and tradenames, covenants not to compete, customer backlog, capitalized software and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two to ten years. Amortization of intangible assets was $116.1 million, $136.4 million and $124.8 million in fiscal 2005, 2004 and 2003, respectively. The Company evaluates its intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period.

Deferred stock compensation represents the intrinsic value of unvested stock options assumed in connection with acquisitions as well as the value of restricted stock issued to members of the Board of Directors. The deferred stock compensation is amortized on a straight-line basis over the remaining vesting period of one to four years. Amortization of deferred stock compensation net of forfeitures was approximately $2.0 million, $3.4 million, and $5.0 million in fiscal 2005, 2004 and 2003, respectively.

Accounts Payable and Accrued Liabilities.   Accounts payable and accrued liabilities consist of:

	October 31,
	2005	2004
	(in thousands)
Payroll and related benefits	$157,915	$117,664
Acquisition related costs	6,616	3,011
Other accrued liabilities	54,772	51,193
Accounts payable	12,056	12,278
Total accounts payable and accrued liabilities	$231,359	$184,146

Deferred Compensation Plan.   The Company maintains the Synopsys Deferred Compensation Plan (the “Plan”), which permits certain employees to defer up to 50% of their annual cash base compensation and up to 100% of their annual cash variable compensation. Distributions from the Plan are generally payable upon cessation of employment over five to 15 years or as a lump sum payment at the option of the employee. Since the inception of the Plan, the Company has not made any matching or discretionary contributions to the Plan. There are no Plan provisions that provide for any guarantees or minimum return on investments. Undistributed amounts under the Plan are subject to the claims of the Company’s creditors. As of October 31, 2005 and 2004, the invested amounts under the Plan total $54.0 million and $41.8 million, respectively, and are recorded as long-term other assets on the Company’s balance sheet. As of October 31, 2005 and 2004, the Company has recorded $56.5 million and $44.2 million, respectively, as a long-term liability to recognize undistributed amounts due to employees.

Synopsys 401(k) Plan.   The Company maintains various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans are charged to operations and were $10.2 million, $8.4 million and $6.6 million in fiscal 2005, 2004 and 2003, respectively. For employees in the U.S., the Company maintains the Synopsys 401(k) Savings and Success Sharing Plan (the “401k Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the 401k Plan allows tax deferred salary deductions by eligible employees. The Company’s Deferred Compensation Plans Committee administers the 401k Plan. Participants in the 401k Plan may make salary deferrals of up to 30% of eligible annual salary, limited by the maximum dollar amount allowed by the Internal Revenue Code. The Company makes a matching contribution equal to 40% of employee deferrals, up to a maximum of $1,500 per participant per year. Effective January 1, 2003, participants who have reached the age of fifty before the close of the 401k Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions.

Other Comprehensive Income (Loss).   The Company records comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Loss), which establishes standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as accumulated net translation adjustments, unrealized gains on certain foreign currency forward contracts that qualify as cash flow hedges and reclassification adjustments related to unrealized gains on investments. Reclassification adjustments decrease other comprehensive income for gains on the sale of available-for-sale securities realized during the current year and are included in other comprehensive income (loss) as unrealized holding gains in the period in which such unrealized gains arose.

Accumulated other comprehensive (loss) income consists of the following:

	October 31,
	2005	2004
	(in thousands)
Unrealized gain (loss) on investments	$(250)	$443
Deferred gain (loss) on cash flow hedges	(592)	9,550
Foreign currency translation adjustment	(15,159)	(10,638)
	$(16,001)	$(645)

Revenue Recognition.   The Company recognizes revenue from software licenses and maintenance and service revenue. Software license revenue includes fees associated with the licensing of the Company’s software. Maintenance and service revenue includes maintenance fees associated with perpetual and term licenses and professional service fees.

The Company has designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

With respect to software licenses, the Company utilizes license types:

•  Technology Subscription Licenses (TSLs) are for a finite term, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. The Company bundles and does not charge separately for post-contract customer support (maintenance or PCS) for the term of the license.

•  Term licenses are also for a finite term, but do not provide the customer any rights to receive, or to exchange licensed software for unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually for the balance of the term. The annual maintenance fee is typically calculated as a percentage of the net license fee.

•  Perpetual licenses continue as long as the customer renews maintenance, plus an additional 20 years. Perpetual licenses do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually.

For the three software license types, the Company recognizes revenue as follows:

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

•  Term Licenses.   The Company recognizes the term license fee in full if, upon shipment of the software, payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. For term licenses where less than 75% of the term license fee is due within one year from shipment, the Company recognizes revenue as customer installments become due and payable.

•  Perpetual Licenses.   The Company recognizes the perpetual license fee in full if, upon shipment of the software, payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, the Company recognizes the revenue as customer installments become due and payable.

The Company allocates revenue on software transactions (referred to as “arrangements”) involving multiple elements to each element based on the relative fair values of the elements. The Company’s determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately.

The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to the maintenance components of its perpetual and term license products and to consulting. Accordingly, assuming all other revenue recognition criteria are met, the Company recognizes revenue from perpetual and term licenses upon delivery using the residual method in accordance with SOP 98-9, the Company recognizes revenue from maintenance ratably over the maintenance term and the Company recognizes revenue from consulting services as the related services are performed and accepted.

The Company makes significant judgments related to revenue recognition. Specifically, in connection with each transaction involving its products, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) its fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below.

•  Persuasive Evidence of an Arrangement Exists.   Prior to recognizing revenue on an arrangement, the Company’s customary practice is to have a written contract, signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement.

•  Delivery Has Occurred.   The Company delivers software to its customers physically or electronically. For physical deliveries, the standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when the Company provides the customer access codes, or “keys,” that allow the customer to take immediate possession of the software on its hardware.

•  The Fee is Fixed or Determinable.   The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. The Company’s standard payment terms require 75% or more of the arrangement fee to be paid within one year. Where these terms apply, the Company regards the fee as fixed or determinable, and the Company recognizes revenue upon delivery (assuming all other revenue recognition criteria are met). If the payment terms do not meet this standard, which the Company refers to as “extended payment terms,” the Company does not consider the fee to be fixed or determinable and generally recognizes revenue when customer installments are due and payable. In the case of a TSL, the Company recognizes revenue ratably even if the fee is fixed or determinable, due to the fact that maintenance services are included with the software licenses and due to application of other revenue accounting guidelines relating to arrangements that include rights to receive unspecified future technology.

•  Collectibility is Probable.   To recognize revenue, the Company must judge collectibility of the arrangement fees, which it does on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a history of successful collection. For a new customer or where an existing customer substantially expands its commitments to us, the Company evaluates the customer’s financial position and ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectibility is not probable based upon its credit review process or the customer’s payment history, the Company recognizes revenue on a cash-collected basis.

The Company recognizes maintenance and service revenue as follows:

•  Maintenance Fees Associated with Perpetual and Term Licenses.   The Company recognizes revenue from maintenance associated with perpetual and term licenses ratably over the maintenance term.

•  Professional Service Fees.   The Company recognizes revenue from consulting and training services as services are performed and accepted.

Net Income (Loss) Per Share.   The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. The Company computes diluted net income (loss) per share using the weighted-average number of common shares and dilutive stock options outstanding during the period; the number of weighted-average dilutive stock options outstanding is computed using the treasury stock method. Due to the net loss incurred for fiscal 2005, the effect of employee stock options is anti-dilutive in that period.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Weighted-average common shares for basic net income (loss) per share	144,970	154,439	151,251
Weighted-average dilutive stock options outstanding under the treasury stock method	—	5,552	7,075
Weighted-average common shares for diluted net income (loss) per share	144,970	159,991	158,326

The effect of dilutive employee stock options excludes approximately 27.1 million, 10.8 million and 12.0 million stock options for fiscal 2005, 2004 and 2003, respectively, which were anti-dilutive for net income per share calculations. No stock options were considered dilutive for the fiscal year ended 2005 as a result of the Company’s net loss for the period. Although these options are currently not included in the net income (loss) per share calculation, they could be dilutive when the Company reports future earnings.

Stock-Based Compensation.   As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to employees. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees as awards are issued with exercise prices equal to the fair value of the common stock on the grant date. The Company has determined pro forma information regarding net income and net income (loss) per share as if the Company had accounted for employee stock awards under the fair value method as required by SFAS No. 123, as amended. The Company has revised its fiscal year 2004 SFAS 123 pro forma stock compensation disclosure based on the discovery of an error in accounting for a modification of its ESPP awards. The error resulted in a $4.7 million increase to the stock compensation expense determined under the fair value based method, and a respective increase to proforma net loss in fiscal 2004. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted-average assumptions:

	Year Ended October 31,
	2005	2004	2003
Stock Options
Expected life (in years)	4.61	5.00	5.10
Risk-free interest rate	3.9%	3.4%	2.9%
Volatility	50.16%	53.9%	57.8%
Weighted average estimated fair value	$6.63	$11.79	$13.06
ESPP
Expected life (in years)	1.25	1.25	1.25
Risk-free interest rate	2.99%	1.7%	1.3%
Volatility	48.53%	53.6%	58.6%
Weighted average estimated fair value	$6.78	$11.32	$6.16

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period of four years and the ESPP’s two-year offering period. The Company’s pro forma net income and net (loss) income per share data under SFAS No. 123 are as follows:

	Year Ended October 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net (loss) income as reported	$(15,478)	$74,337	$149,724
Stock-based employee compensation expense included in net (loss) income net of tax	4,213	3,355	4,996
Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(86,213)	(83,510)	(99,522)
Pro forma net (loss) income under SFAS 123	$(97,478)	$(5,818)	$55,198
Net (loss) income per share—basic
As reported under APB 25	$(0.11)	$0.48	$0.99
Pro forma under SFAS 123	$(0.67)	$(0.04)	$0.36
Net (loss) income per share—diluted
As reported under APB 25	$(0.11)	$0.46	$0.95
Pro forma under SFAS 123	$(0.67)	$(0.04)	$0.35

Foreign Currency Contracts.   The Company operates internationally and is exposed to potentially adverse movements in currency exchange rates. The Company enters into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and certain balance sheet positions. These foreign currency contracts are carried at fair value on the balance sheet in accounts payable and accrued liabilities, and are denominated primarily in the Euro and the Japanese yen.

Foreign currency forward contracts related to certain balance sheet positions, primarily non-functional currency denominated assets (such as accounts receivable) and liabilities (such as accounts payable), generally have a duration of approximately one month. Gains and losses from the forward contracts and the associated premium/discount are recorded each period in other income (expense) in the consolidated statements of operations.

Foreign currency forward contracts related to forecasted non-functional currency denominated transactions, including shipments forecast to occur within approximately one-month, billings and future revenue on previously shipped orders and forecasts of certain intercompany expenses, are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging, as amended (SFAS 133), with gains and losses recorded net of tax, as a component of other comprehensive income in stockholders’ equity and reclassified into revenue or operating expense, depending upon the type of transaction hedged, at the time the forecasted transactions affect net income (loss). The maximum original duration of foreign currency forward contracts is 16 months in the case of Euro forward contracts and the maximum original duration for forward contracts of other currencies is approximately one month. Rolling one month contracts are used to hedge exposures of up to approximately 2.7 years.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company evaluates hedging effectiveness prospectively and retrospectively and records gains and losses from the measurement of hedging ineffectiveness and the premium and discount on foreign currency forward contracts, not included in the effectiveness evaluation or measurement of ineffectiveness, in other income (expense) in the consolidated statements of operations. If a hedged transaction is deemed no longer to be probable of occurring, the related hedge gains and losses are reclassified into net income (loss) in the current period. No gains and losses were reclassified into net income (loss) during the years ended October 31, 2005, 2004 or 2003 as a result of the discontinuance of cash flow hedges due to the underlying transactions becoming not probable of occurring.

The net gain (loss) recognized in other income (expense) for cash flow hedges due to hedge ineffectiveness was an insignificant amount in the fiscal years ended October 31, 2005, 2004 and 2003.

The net discount received (or premium paid) recognized in other income (expense) for cash flow hedges was $(1.5) million, $0, and $2.2 million in the fiscal years ended October 31, 2005, 2004, and 2003.

The Company estimates that as of October 31, 2005, $0.4 million of existing gain/(loss) will be reclassified from other comprehensive income (loss) into net income (loss) within the next 12 months.

In the first quarter of fiscal 2005, the Company reevaluated its interpretation of certain provisions of SFAS 133, resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the Company’s hedging program. To correct the error, the Company reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive income (loss) to other income in the three months ended January 31, 2005. The net income (loss) impact of gains and losses on foreign currency forward contracts, net of foreign currency remeasurement gains and losses, was immaterial for the fiscal years ended October 31, 2005, 2004 and 2003.

Warranties.   The Company typically warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. The Company also indemnifies its customers from third party claims of intellectual property infringement relating to the use of its products and is currently defending some of its customers against claims that their use of one of its products infringes a patent held by a Japanese electronics company. The Company is unable to estimate the potential impact of these guarantees on the future results of operations. To date, the Company has not been required to pay any material warranty claims.

Note 3.   Business Combinations and Divestitures

Purchase Combinations.   During the fiscal years presented, the Company made a number of purchase acquisitions. For each acquisition, the excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology, customer- and contract-related assets, other intangible assets and goodwill. The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products’ projected income streams. The amounts allocated to purchased in-process research and developments were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The Company evaluates aggregate goodwill on a quarterly basis for indications of impairment based on its fair value as determined by its market capitalization in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). If this evaluation indicates that the value of the goodwill may be impaired, the Company assesses the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on the Company’s reported financial statements. The Company did not record any impairment charges on its goodwill during fiscal 2005. As of October 31, 2005, the carrying amount of the Company’s goodwill was $729.0 million.

Pro forma results of operations are presented only for material acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition.

Fiscal 2005 Acquisitions

Acquisition of Nassda Corporation (Nassda)

The Company acquired Nassda on May 11, 2005.

Reasons for the Acquisition.   The Company believed Nassda’s full-chip circuit simulation and analysis software would broaden its offerings of transistor-level circuit simulation tools, particularly in the area of mixed-signal and memory design. The Company does not consider the Nassda acquisition material to its results of operations and therefore is not presenting pro forma statements of operations for the period ended October 31, 2005.

Purchase Price.   The Company acquired all the outstanding shares of Nassda for total cash consideration of $200.2 million, or $7.00 per share. In addition, as required by the merger agreement, certain Nassda officers, directors and employees who were defendants in certain preexisting litigation between Synopsys and Nassda made settlement payments to Synopsys in the aggregate amount of $61.6 million.

Net of the settlement payments described above, the Company paid $138.6 million in cash to the former shareholders of Nassda. However, in accordance with EITF 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination, the Company must separately value the settlement of the previously existing Nassda litigation and the business combination. Therefore, the Company determined the fair value of the settlement to be $33 million. The Company recorded this amount as other non-operating income. The Company valued the net assets acquired from Nassda in the business combination at $196.9 million. The total purchase price includes $13.2 million in acquisition-related costs and $12.1 million in vested stock options assumed. During the fourth quarter of fiscal 2005, the Company reduced the estimate of acquisition-related costs and the corresponding goodwill by $4.8 million based on terminated distributor agreements being settled without termination payments as originally anticipated.

Acquisition-related costs of $13.2 million consist primarily of professional service fees of $11.0 million, which include legal, tax and accounting fees; a $1.8 million class action settlement which was required to be settled prior to the closing of the acquisition, plus $0.5 million in associated legal costs; approximately $1.0 million in severance costs for employee termination, and other directly related charges. As of October 31, 2005, the Company had paid $9.7 million of the acquisition-related costs, including $8.4 million in professional services fees and $1.0 million in severance-related costs. The $3.4 million balance remaining at October 31, 2005 primarily relates to the class action settlement paid in December 2005 and to facilities closure costs, contract terminations and legal and tax-related services.

The Company has allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $92.4 million. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

(in thousands)
Assets acquired
Cash, cash equivalents and short-term investments	$93,240
Accounts receivable, net	13,632
Identifiable intangible assets	30,400
Goodwill	92,409
Deferred tax assets—short term	9,425
Deferred tax assets—long term	271
Other assets	98
Total assets acquired	239,475
Liabilities assumed
Accounts payable and accrued liabilities	4,434
Deferred tax liabilities	16,516
Income taxes payable	14,729
Deferred revenue	6,858
Total liabilities acquired	42,537
Total allocated purchase price	$196,938

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

The Company included amortization of the core/developed technology in cost of revenue and amortization of other intangible assets in operating expenses in its statements of operations for the year ended October 31, 2005.

Acquisition of ISE Integrated Systems Engineering AG (ISE)

The Company acquired ISE on November 2, 2004.

Reasons for the Acquisition.   ISE’s Technology Computer Aided Design (TCAD) software performs process simulation and device and circuit simulation, helping semiconductor manufacturers shorten the time needed to design chips and to test those designs prior to actual manufacturing. In approving the merger agreement, Synopsys’ Board considered a number of factors, including its opinions that (i) the merger of ISE’s TCAD organization with Synopsys’ own TCAD business would permit the introduction of a consolidated TCAD platform that addresses the challenges posed by future technologies while maintaining continuity with existing software, and (ii) the merger would enable Synopsys to help further reduce its customers’ costs and manufacturing risks as they create smaller, faster and more power-efficient chips. The Company does not consider the ISE acquisition material to its results of operations, and therefore is not presenting pro forma statements of operations for the year ended October 31, 2005.

Purchase Price.   The Company paid $100.0 million in cash on November 2, 2004 to the former shareholders of ISE. The total purchase consideration consisted of:

(in thousands)
Cash paid	$100,000
Acquisition-related costs	2,581
Holdback payable	5,000
Total purchase price	$107,581

Under the acquisition agreement, the Company has also agreed to pay up to $20 million over three years to certain former shareholders and option holders of ISE now employed by Synopsys based upon achievement of certain sales and employee retention milestones. Any amounts payable under this arrangement will be accrued as compensation expense over the remaining expected service period when and if management deems it probable such amounts will be earned by the applicable milestone dates. As of October 31, 2005, the Company had accrued $7.0 million under the agreement for probable achievement against the first-year milestones; this amount was paid in November 2005 this amount was paid.

Acquisition-related costs of $2.6 million consist primarily of legal, tax and accounting fees of $1.3 million, approximately $1.1 million of estimated facilities closure costs and other directly related charges. As of October 31, 2005, the Company had paid $1.5 million of the acquisition-related costs, including $1.0 million in professional services fees and $0.2 million in facilities closure costs. The $1.0 million balance remaining at October 31, 2005 primarily relates to facilities closure costs, contract terminations and tax-related services.

The Company has allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $72.9 million. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

(in thousands)
Assets acquired
Cash, cash equivalents and short-term investments	$10,527
Accounts receivable	6,983
Prepaid expenses and other current assets	557
Identifiable intangible assets	25,700
Goodwill	72,907
Other assets	902
Total assets acquired	117,576
Liabilities assumed
Accounts payable and accrued liabilities	9,860
Deferred revenue	2,622
Deferred tax liabilities	3,213
Total liabilities acquired	15,695
Net assets acquired	101,881
In-process research and development	5,700
Total purchase price	$107,581

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

The Company included amortization of the core/developed technology in cost of revenue and amortization of other intangible assets in operating expenses in its statement of operations for the year ended October 31, 2005.

The in-process research and development (IPRD) expense related to the ISE acquisition was $5.7 million. ISE had one IPRD project—FLOOPS, a next generation process simulator. The Company incurred a minimal amount in IPRD related to this project which led to the introduction of the Sentaurus product in the fourth quarter of fiscal 2005. This project is considered to be complete except for ongoing maintenance, future product enhancements and new features related to this core product. Expenditures to complete ISE’s acquired in-process technologies approximated the original estimates.

During fiscal 2005, the Company completed two additional asset acquisitions during fiscal 2005 for aggregate consideration of $3.0 million. These acquisitions are not considered material, individually or in the aggregate, to the Company’s consolidated balance sheet and results of operations.

Fiscal 2004 Acquisitions

In February 2004, the Company completed the acquisition of all the outstanding shares of Accelerant Networks, Inc. (Accelerant) for total consideration of $23.8 million, and the acquisition of the technology assets of Analog Design Automation, Inc. (ADA) for total consideration of $12.2 million. The Company acquired Accelerant in order to enhance Synopsys’ standards-based IP solutions. The Company acquired the assets of ADA in order to enhance the Company’s analog and mixed signal offerings.

In October 2004, the Company completed the acquisition of Cascade Semiconductor Solutions, Inc. (Cascade) for total upfront consideration of $15.8 million and contingent consideration of up to $10.0 million to be paid upon the achievement of certain performance milestones over the three years following the acquisition. Contingent consideration totaling $2.1 million was paid during the fourth quarter of fiscal 2005 and has been allocated to goodwill. The Company acquired Cascade, an IP provider, in order to augment Synopsys’ offerings of PCI Express products. Included in the total consideration for the Accelerant and Cascade acquisitions are aggregate acquisition costs of $4.3 million, consisting primarily of legal and accounting fees and other directly related charges. As of October 31, 2005 the Company has paid substantially all the costs related to these acquisitions.

In fiscal 2004, the Company completed one additional acquisition and two additional asset acquisition transactions for aggregate consideration of $12.3 million in upfront payments and acquisition-related costs and contingent consideration of up to $5 million to be paid based on the achievement of certain milestones. In process research and development expenses associated with these acquisitions totaled $1.6 million for fiscal 2004. The Company does not consider these acquisition transactions to be material, individually or in the aggregate, to the Company’s balance sheet or results of operations. As of October 31, 2005, the Company has paid substantially all the costs related to these acquisitions.

The results of operations from these acquisitions are included in the accompanying consolidated statements of operations from the date of each respective transaction through October 31, 2005.

The Company allocated the total aggregate purchase consideration for these transactions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition dates, resulting in aggregate goodwill of $24.5 million. Aggregate identifiable intangible assets as a result of these acquisitions, consisting primarily of purchased technology and other intangibles, are $44.8 million, and are being amortized over three to five years. Goodwill, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired in the acquisitions, will not be amortized and is not deductible for tax purposes. The Company includes the amortization of purchased technology in cost of revenue in its statements of operations.

Fiscal 2003 Acquisitions

Numerical Technologies, Inc. (Numerical).   On March 1, 2003, the Company completed its acquisition of Numerical. The Company acquired Numerical in order to combine Numerical’s subwavelength, lithography-enabling solutions with the Company’s leading integrated circuit (IC) design solutions and thereby help reduce costs and manufacturing risk for the Company’s customers.

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
$266,758

Acquisition-related costs of $10.0 million consisted primarily of legal and accounting fees of $2.7 million and other directly related charges, including $5.2 million in restructuring costs and $1.6 million in directors and officers liability insurance costs incurred to cover Numerical’s former officers and Board of Directors as required by the merger agreement. As of October 31, 2005, there are substantially no remaining accrued or unpaid acquisition-related costs related to this acquisition.

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

(1)          Estimated useful life is 3 years.

(2)          Estimated useful life is 6 years.

During fiscal 2003, the Company completed two additional acquisitions for aggregate consideration consisting of $8.8 million in upfront payments and acquisition expenses and contingent consideration totaling $3.5 million based on the achievement of certain milestones as outlined in the acquisition agreements. In-process research and development expenses associated with these acquisitions totaled $1.6 million for fiscal 2003. These acquisitions are not considered material, individually or in the aggregate, to the Company’s balance sheet and results of operations. As of October 31, 2005 there are substantially no remaining accrued or unpaid acquisition related costs related to these acquisitions. The total consideration of $3.5 million was paid in full and allocated to goodwill.

Note 4.   Goodwill and Other Intangible Assets, Net

Goodwill consists of the following:

(in thousands)
Balance at October 31, 2003	$550,732
Additions(1)	43,649
Other adjustments	(675)
Balance at October 31, 2004	$593,706
Additions(2)	169,142
Other adjustments(3)	(33,869)
Balance at October 31, 2005	$728,979

(1)          During fiscal year 2004, additions represent an increase of goodwill of $17.4 million as a result of an adjustment to the deferred tax assets recorded upon the acquisition of Avant!, goodwill acquired in the acquisitions of Accelerant and Cascade of $17.4 million and $6.9 million, respectively, contingent consideration earned and paid of $1.7 million related to and immaterial acquisition and amounts related to foreign currency fluctuations for goodwill not denominated in U.S. dollars.

(2)          During fiscal year 2005, additions represent goodwill acquired in acquisitions of ISE and Nassda of $72.9 million and $92.4 million, respectively, and contingent consideration earned and paid of $1.7 million and $2.1 million related to an immaterial acquisition and the acquisition of Cascade, respectively.

(3)          During the fiscal year 2005, Synopsys reduced goodwill primarily related to tax reserves for Avant! no longer probable due to expiration of the federal statute of limitations for claims.

Intangible assets as of October 31, 2004 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights intangible	$59,970	$47,468	$12,502
Core/developed technology	279,110	188,023	91,087
Covenant not to compete	10,744	5,866	4,878
Customer contracts	123,540	47,579	75,961
Trademark and tradename	18,007	14,420	3,587
Other intangibles	5,993	397	5,596
Capitalized software and development costs	7,635	4,590	3,045
Total intangible assets(1)	$504,999	$308,343	$196,656

(1)          Total intangible assets do not include $1.4 million related to foreign currency fluctuations for intangible assets which are not denominated in U.S. dollars.

Intangible assets as of October 31, 2005 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Contract rights intangible	$65,870	$60,528	$5,342
Core/developed technology	314,975	256,413	58,562
Covenant not to compete	12,744	9,074	3,670
Customer contracts	136,940	70,125	66,815
Trademark and tradename	18,007	17,965	42
Other intangibles	7,883	3,051	4,832
Capitalized software development costs	10,587	7,331	3,256
Total intangible assets	$567,006	$424,487	$142,519

Total amortization expense related to intangible assets is set forth in the table below:

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Contract rights intangible	$13,059	$20,806	$19,448
Core/developed technology	68,390	83,666	75,639
Covenant not to compete	3,208	2,536	2,382
Customer contracts	22,547	20,801	19,659
Trademark and tradename	3,544	6,002	5,960
Other intangibles	2,654	307	90
Capitalized software and development costs	2,742	2,319	1,598
Total amortization expense	$116,144	$136,437	$124,776

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2006	$55,419
2007	44,431
2008	27,147
2009	11,465
2010	4,057
Total estimated future amortization of other intangible assets	$142,519

Note 5.   Financial Instruments

Cash, Cash Equivalents and Investments.   Short-term investments have been classified as available-for-sale securities and are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2005
Classified as current assets:
Non interest bearing Cash (U.S. & Int’l)	$14,920	$—	$—	$—	$14,920
Money market funds (U.S.)	300,439	—	—	—	300,439
Cash Deposits and Money market Funds (International)	89,077	—	—	—	89,077
Corporate Bonds	—	—	—	—	—
Municipal obligations	182,365	6	(83)	(218)	182,070
	586,801	6	(83)	(218)	586,506
Classified as non-current assets:
Equity securities	8,409	—	(317)		8,092
Total	$595,209	$6	$(400)	$(218)	$594,598

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2004
Classified as current assets:
Non interest bearing Cash (U.S. & Int’l)	$61,091	$—	$—	$—	$61,091
Money market funds (U.S.)	38,827	—	—	—	38,827
Cash Deposits and Money market Funds (International)	230,880	—	—	—	230,880
United States Treasury and Federal agencies.	72,543	3	(43)	—	72,503
Corporate Bonds	27,052	17	(17)	—	27,052
Municipal obligations	145,923	168	(215)	—	145,876
Other	2,800	—	—	—	2,800
	579,116	188	(275)	—	579,029
Classified as non-current assets:
Equity securities	13,667	—	(836)	—	12,831
Total	$592,783	$188	$(1,111)	$—	$591,860

As of October 31, 2005, the stated maturities of the Company’s current investments are $41.6 million within one year, $20.8 million within one to five years, $10.8 million within five to ten years and $108.9 million after ten years. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on sales of short-term investments have not been material in any period presented.

Strategic Investments.   The Company’s strategic investment portfolio consists of minority equity investments in publicly traded companies and investments in privately held companies. The securities of publicly traded companies are classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of other comprehensive income in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. These securities of privately held companies are reported at cost. As of October 31, 2005, the carrying value of the Company’s strategic investments was $8.1 million.

During the years ended October 31, 2005, 2004 and 2003 the Company determined that certain strategic investments with an aggregate value of $6.5 million, $3.5 million and $7.1 million, respectively, were impaired and that the impairment was other than temporary. Accordingly, the Company recorded charges of approximately $4.5 million, $3.0 million and $4.5 million during fiscal 2005, 2004 and 2003, respectively, to write down the carrying value of these investments.

Debt.   As of October 31, 2005, and 2004, the Company’s debt totaled $7.3 million and $7.4 million, respectively, and consisted primarily of notes related to acquisitions payable in 2007 and notes to secure bonds related to certain property taxes. In connection with the notes to secure bonds, in the ordinary course of business, tax liens have been imposed upon certain land owned by the Company by a governmental agency. To date, the Company has made all applicable payments against these notes.

Foreign Currency Contracts.   The maximum original duration of the foreign currency forward contracts is 16 months, however for the majority of the currencies, the forward contracts are one month in duration. Due to the short-term nature of these contracts, the contract rates approximate fair value as of October 31, 2005 and 2004.

In April 2004, Synopsys entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that the Company maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at euro dollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. In April 2004 and May 2005, the Company borrowed and repaid $200.0 and $75.0 million, respectively, under the credit facility. As of October 31, 2005, the Company had no outstanding borrowings under the credit facility and was in compliance with all covenants.

Note 6.   Commitments and Contingencies

Lease Commitments

The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The facilities generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expense was $36.2 million, $35.5 million and $35.1 million in fiscal 2005, 2004 and 2003, respectively. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments. In October 2003, the Company entered into a sublease agreement pursuant to which the Company subleases to a third party a portion of its office space which the Company owns in Sunnyvale, California. The sublease agreement terminates in February 2009. The Company receives monthly sublease payments of $150,000.

Future minimum lease payments on all operating leases, net of sublease income, as of October 31, 2005 are as follows:

	Minimum Lease Payments	Lease Income	Net
	(in thousands)
Fiscal Year
2006	$33,660	$2,615	$31,045
2007	28,577	2,148	26,429
2008	23,297	2,046	21,251
2009	20,671	1,015	19,656
2010	19,060	—	19,060
Thereafter	84,295	—	84,295
Total minimum payments required	$209,560	$7,824	$201,736

Legal Proceedings

On August 25, 2004, a class action complaint entitled Kanekal v. Synopsys, Inc., et al., No. C-04-3580, was filed in federal district court for the Northern District of California against the Company and certain of its officers alleging violations of the Securities Exchange Act of 1934. The complaint purported to be a class action lawsuit brought on behalf of persons who acquired the Company’s stock during the period of December 3, 2003 through August 18, 2004. The complaint alleged that the individual defendants caused the Company’ to make false and misleading statements about Synopsys’ business, forecasts, and financial performance, and that certain Synopsys officers or employees sold portions of their stock holdings while in the possession of adverse, non-public information. The complaint did not specify the amount of damages sought. In November 2004, the Court appointed a lead plaintiff in the case. In January 2005, the lead plaintiff, the Wu Group, filed an amended complaint. The Company filed a motion to dismiss the amended complaint and a motion for sanctions in March 2005. In August 2005, the Court granted the Company’s motion to dismiss, but denied the motion for sanctions, and allowed the plaintiff 30 days to amend the complaint. The parties stipulated to a dismissal with prejudice with each side bearing its own fees and costs, and in September 2005, the case was dismissed.

In connection with the Company’s December 1, 2004 announcement that it had signed agreements to acquire Nassda Corporation (Nassda) and to settle all outstanding litigation between the two companies, a class action complaint entitled Robert Israel v. Nassda Corporation, et. al., No. 4705695, was filed in the Court of Chancery of the State of Delaware naming Nassda, its directors and the Company as defendants. The complaint purported to be a class action lawsuit brought on behalf of shareholders of Nassda, other than the defendant directors and their affiliates, who allegedly would be injured or threatened with injury if the proposed acquisition of Nassda by the Company proceeded forward on the terms announced. A class action complaint alleging substantially the same facts was also filed in California Superior Court. The purported class actions sought to enjoin the transaction or, alternatively, unspecified damages. In May 2005, the Company completed its acquisition of Nassda. In October, 2005, the Chancery Court approved a settlement of the Delaware action by which the Company would pay an aggregate of $0.15 per share to each former shareholder of Nassda (other than the defendant directors and their affiliates), for a total of approximately $1.8 million, and would pay certain fees and expenses of plaintiff’s counsel. In December 2005, the plaintiffs in the Delaware action dismissed their complaint with prejudice and the Company paid the agreed-upon amounts. The California action was also dismissed with prejudice in December 2005, with each side bearing its own costs.

Note 7.   Stockholders’ Equity

Stock Repurchase Programs.   In July 2001, the Company’s Board of Directors authorized a stock repurchase program under which Synopsys’ common stock with a market value up to $500 million may be acquired in the open market. This stock repurchase program replaced all prior repurchase programs authorized by the Board. The Company uses all common shares repurchased for ongoing stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions. The July 2001 stock repurchase program has been renewed by the Company’s Board of Directors annually through December 2004. In each renewal the Board of Directors replenished the amount of the program up to $500 million. During fiscal 2005, 2004 and 2003, the Company purchased approximately 5.1 million shares at an average price of $17.20 per share, approximately 16.9 million shares at an average price of $25.02 per share, and approximately 9.4 million shares at an average price of $27.72 per share, respectively.

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

Employee Stock Purchase Plan.   Under the Company’s Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the ESPP), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During fiscal 2005, 2004, and 2003 the Company issued an aggregate of 2,107,599, 1,898,402, and 1,536,574 shares, respectively, under the ESPP at average per share prices of $13.49, $15.51, and $17.35, respectively. As of October 31, 2005, 7,828,034 shares of common stock were reserved for future issuance under the ESPP. On May 23, 2005, the stockholders approved two amendments to the ESPP to increase (1) the number of shares issuable under the Purchase Plan by 4.0 million shares and (2) the aggregate number of shares of common stock purchasable on a worldwide basis by all participants on any one semi-annual purchase date from 1.0 million shares of common stock to 2.0 million shares. As a result, a total of 21.7 million shares have been authorized for issuance pursuant to the ESPP as of October 31, 2005.

Stock Option Plans.   Under the Company’s 1992 Stock Option Plan (the 1992 Plan), 38,866,356 shares of common stock have been authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors (the Board) may grant either incentive or non-qualified stock options to purchase shares of common stock to employees and consultants, excluding non-employee directors at not less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1992 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. As of October 31, 2005, 8,176,116 stock options remain outstanding and 6,758,621 shares of common stock are reserved for future grants under this plan.

Under the Company’s 1998 Non-Statutory Stock Option Plan (the 1998 Plan), 50,295,546 shares of common stock have been authorized for issuance. Pursuant to the 1998 Plan, the Board may grant non-qualified stock options to employees and consultants, excluding executive officers. Exercisability, option price and other terms are determined by the Board but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1998 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. As of

October 31, 2005, 24,049,124 stock options remain outstanding and 4,056,942 shares of common stock were reserved for future grants under this plan.

Under the Company’s 2005 Assumed Stock Option Plan (formerly, the Nassda Corporation 2001 Stock Option Plan), an aggregate of 3,594,565 shares of common stock have been authorized for issuance. Pursuant to the 2005 Plan, the Compensation Committee of the Board or its designee can grant non-qualified stock options to employees or consultants of the Company who either were (i) not employed by the Company or any of its subsidiaries on May 11, 2005 or (ii) providing services to Nassda Corporation (or any subsidiary corporation thereof) prior to May 11, 2005. Exercisability, option price and other terms are determined by the Board but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 2005 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. As of October 31, 2005, 784,952 stock options remain outstanding and 2,504,642 shares of common stock were reserved for future grant under this plan.

On May 23, 2005, stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the Directors Plan) and the reservation of 300,000 shares of common stock for issuance thereunder. The Directors Plan provides for annual equity awards to non-employee directors in the form of either stock options or restricted stock. On May 23, 2005, the Company issued non-employee directors an aggregate of 42,060 shares of restricted stock with an aggregate value of approximately $0.75 million on the date of grant, which was recorded as deferred compensation and will be amortized over the vesting period of three years. Under certain circumstances, restricted stock may be forfeited back to the Company. The Company’s forfeiture rights lapse over a three year period. At October 31, 2005, 36,210 shares were subject to future forfeitures. As of October 31, 2005, 257,940 shares of common stock were reserved for future grant under the Directors Plan. An aggregate of 1,277,660 stock options remain outstanding under the Company’s 1994 Non-Employee Directors Stock Option Plan, which expired as to future grants in October 2004.

In March 2005, the Board of Directors approved an option exchange program under which outstanding employee stock options (other than options held by executive officers) with exercise prices of $25.00 or greater per share could be exchanged for a lesser number of options granted at current fair market value and with a new vesting period. The Board adopted this program due to the fact that the exercise prices of a large number of outstanding employee stock options were significantly below the Company’s stock price and thus did not provide adequate employee incentive. The Company’s stockholders approved the program in May 2005. As a result, on June 23, 2005, the Company accepted for cancellation options to purchase 7.3 million shares of common stock and in exchange granted to eligible employees options to purchase 3.8 million shares of the Company’s common stock at an exercise price of $17.16 per share, except for options to purchase approximately 22,000 shares which were issued with an exercise price of $18.06 due to regional laws regarding the pricing of stock option grants. As a result of the exchange, the Company will use variable accounting for all options eligible for the exchange under the provisions of APB 25 and related interpretations until adoption of SFAS 123R in the first quarter of fiscal 2006. Total compensation expense recorded with respect to these options for the fiscal year ended October 31, 2005 was $0.6 million.

The Company has assumed certain option plans in connection with business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios.

Additional information concerning stock option activity under all plans is as follows:

	Available for Grant	Options Outstanding	Weighted- Average Exercise Price
	(in thousands)
Outstanding at October 31, 2002	16,682	55,960	$20.70
Granted	(4,185)	4,518	$25.06
Options assumed in acquisitions	—	2,115	$24.74
Exercised	—	(16,573)	$18.60
Canceled	3,162	(3,901)	$24.02
Outstanding at October 31, 2003	15,659	42,119	$21.89
Granted	(4,948)	5,143	$23.79
Exercised	—	(6,559)	$19.41
Canceled	1,878	(2,175)	$24.45
Outstanding at October 31, 2004	12,589	38,528	$22.42
Granted(1)	(8,279)	8,279	$17.41
Options assumed in acquisitions	2,297	1,993	$16.30
Retired	(3,036)
Exercised	—	(1,511)	$13.37
Canceled(2)	9,441	(10,798)	$27.22
Outstanding at October 31, 2005	13,012	36,491	$19.92
Options exercisable at October 31:
2003		25,942	$21.65
2004		28,026	$22.06
2005		26,360	$20.60

(1)          Includes an aggregate of 3.8 million shares issued in connection with the option exchange.

(2)          Includes an aggregate of 7.3 million shares canceled in connection with the option exchange.

The following table summarizes information about stock options outstanding as of October 31, 2005:

	Options Outstanding		Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$0.001 - $9.95	721	5.07	$6.83	679	$6.67
$10.24 - $14.83	1,747	6.52	$14.11	1,057	$13.87
$15.06 - $16.13	4,972	5.08	$16.06	4,253	$16.08
$16.19 - $17.16	4,797	5.88	$17.07	1,104	$16.90
$17.20 - $18.70	5,831	5.82	$17.93	2,328	$17.99
$18.72 - $21.19	6,116	4.74	$19.71	5,676	$19.68
$21.23 - $24.57	5,726	5.39	$22.57	5,335	$22.57
$24.70 - $27.93	3,641	5.76	$25.73	3,317	$25.74
$28.06 - $29.88	1,888	5.58	$29.01	1,718	$28.97
$30.00 - $54.58	1,052	6.70	$31.28	893	$31.05
$0.001 - $54.58	36,491	5.50	$19.92	26,360	$20.60

Note 8.   Income Taxes

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net reduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital.

The components of the Company’s total (loss) income before provision for income taxes are as follows:

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
United States	$(75,336)	$(71,569)	$35,651
Foreign	$67,547	163,161	183,338
	$(7,789)	$91,592	$218,989

The components of the provision (benefit) for income taxes were as follows:

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$10,109	$23,549	$(13,355)
State	563	304	117
Foreign	13,133	13,725	47,978
	23,805	37,578	34,740
Deferred:
Federal	(20,879)	(43,274)	(9,228)
State	(4,088)	(7,022)	(1,312)
Foreign	2,675	(559)	(19,963)
	(22,292)	(50,855)	(30,503)
Charge equivalent to the federal and state tax benefit related to employee stock options	6,176	30,532	65,028
Provision (benefit) for income taxes	$7,689	$17,255	$69,265

The provision (benefit) for income taxes differs from the amount obtained by applying the statutory federal income tax rate to (loss) income before provision for income taxes as follows:

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Statutory federal tax	$(2,726)	$32,057	$76,646
State tax, net of federal effect	(2,846)	(2,170)	6,909
Tax credits	(2,465)	—	(4,020)
Tax benefit from extraterritorial income exclusion	(247)	—	—
Tax exempt income	(1,134)	(1,206)	(1,265)
Foreign tax (less than) in excess of U.S. statutory tax	(1,234)	(12,536)	(16,479)
Repatriation costs	16,217	—	—
In-process research and development expenses	1,995	573	6,948
Other	129	537	526
	$7,689	$17,255	$69,265

Net deferred tax assets of $277.9 million and $272.0 million were recorded as of October 31, 2005 and 2004, respectively. The net deferred tax asset of $277.9 million for fiscal 2005 includes the tax effects of acquired companies. The tax effects of temporary differences and carryforwards which give rise to significant portions of the deferred tax assets and liabilities were as follows:

	October 31,
	2005	2004
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Current:
Net operating loss and tax credit carryovers	$49,208	$—
Deferred revenue	113,376	97,870
Reserves and other expenses not currently deductible	32,505	32,747
Other	2,350	17
	197,439	130,634
Non-current:
Net operating loss and tax credit carryovers	78,836	166,124
Deferred compensation	19,531	15,904
Depreciation and amortization	6,499	9,378
Other	6,851	5,777
	111,717	197,183
Total deferred tax assets	309,156	327,817
Deferred tax liabilities:
Current:
Unrealized foreign exchange gains	949	5,033
Other	989	—
Non-current	1,938	5,033
Unrealized gain on securities investments	346	307
Net capitalized software development costs	1,266	917
Intangible assets	26,468	49,156
Other	1,253	443
	29,333	50,283
Total deferred tax liabilities	31,271	55,856
Net deferred tax assets	$277,885	$271,961

As of October 31, 2005, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

IRS Revenue Agent’s Report.   On May 31, 2005, the Company received a Notice of Proposed Adjustment from the Internal Revenue Service (IRS) asserting a very large net increase to its U.S. taxable income arising from the audit of fiscal years 2000 and 2001. On June 8, 2005, the Company received a Revenue Agent’s Report (RAR) in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate, which adjusts quarterly. A higher underpayment rate of interest may be charged as a result of the issuance of the RAR.

This proposed adjustment primarily relates to transfer pricing transactions between the Company and a wholly-owned foreign subsidiary. The proposed adjustment for fiscal years 2000 and 2001 is the total amount relating to these transactions asserted under the IRS theories. On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly years.

The Company strongly believes the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to these proposals. Accordingly, the Company will continue to challenge these proposed adjustments vigorously. While it believes the IRS’ asserted adjustments are not supported by applicable law, the Company believes it is probable the Company will be required to make additional payments in order to resolve this matter. However, based on the Company’s analysis to date, the Company believes it has adequately provided for this matter. If the Company is required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, its results of operations and financial condition could be materially and adversely affected.

Tax loss carry forwards and tax credits.   The Company has federal tax loss carryforwards of approximately $12.9 million as of October 31, 2005. The loss carryforwards will expire in 2008 through 2024. The Company has state net operating loss carryforwards tax benefits of $3.5 million as of October 31, 2005. State net operating loss carryforward periods range from 5 to 20 years. Any losses not utilized within a specified state’s carryforward period will expire. As of October 31, 2005, the Company classified a portion of the tax loss carryforwards, federal foreign tax credits and federal and California research and development credits as non-current because the prospect of utilization of all of these deferred tax assets in the relevant jurisdiction is not expected in the next twelve months. Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company’s loss carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of the net operating loss before utilization. Management believes that all net operating losses will be utilized, and a valuation allowance is not necessary. The tax benefit of federal net operating losses attributable to employee stock options is credited directly to stockholders’ equity.

The Company has federal foreign tax credits of $58.3 million. The foreign tax credits expire on various dates from 2008 through 2014. The Company has federal and California research and development credits of $25.1 million and $19.5 million, respectively. If not utilized, the federal research and development credits will begin to expire on various dates in 2006 through 2024. The California research and development credits do not expire. In addition, the Company has $3.6 million of federal alternative minimum tax credits which have no expiration date. The provision of income taxes includes a tax expense of $2.2 million arising from various state and foreign taxes which was treated as a discrete event allocable to the first quarter of year ended October 31, 2005.

The Company provides for U.S. income taxes on the earnings of its foreign subsidiaries unless they are considered permanently invested outside of the U.S. As of October 31, 2005, there was no cumulative amount of earnings upon which U.S. income taxes have not been provided.

Repatriation of foreign earnings.   The American Jobs Creation Act of 2004 (the Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During the fourth quarter of 2005, the Company repatriated $360.0 million, of which $172.5 million qualified for the special one-time elective dividends received deduction and $187.5 million constituted earnings that do not qualify under the Act, previously taxed income and return of capital. The Company recorded tax expense of $11.2 million related to the repatriation of $360 million. During the fourth quarter of 2005, the Company’s chief executive officer approved a domestic reinvestment plan (DRIP) to invest up to $185.0 million in foreign earnings in qualified investments pursuant to the Act. As required by the Act, the reinvestment plan was ratified by the Board of Directors in the first quarter of fiscal 2006. The Company satisfied the DRIP reinvestment requirements during fiscal 2005.

Tax reserves.   The Company may establish reserves for tax contingencies based on the probable outcome of tax positions taken for financial statement purposes compared to positions taken on the tax returns. In fiscal 2005, the Company released tax contingency reserves totaling $34.0 million related to previously acquired companies as a result of the expiration of the applicable statute of limitation. These released liabilities were recorded against acquisition goodwill with no effect on the Company’s net loss in fiscal 2005. The Company continuously reviews its tax-contingency reserves to ensure that they are appropriately stated. Such review includes consideration of tax controversy factors such as periods covered by the cause of action, the degree of probability of an unfavorable outcome, the Company’s ability to estimate the liability, the timing of the liability and how it will impact the Company’s other tax attributes. At October 31, 2005, the Company believes that it has adequately provided for its tax-related liabilities.

Note 9.   Other Income, Net

Other income (expense), net consists of the following:

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Interest income, net	$9,543	$5,975	$3,533
(Loss) Gain on sales of investments, net of investment write-downs	(3,771)	(1,694)	16,536
Foreign currency exchange gain	2,537	281	1,350
Correction of an error in accounting for certain hedging transactions	2,958	—	—
Other, net(1)	33,928	(2,286)	2,665
Total other income, net	$45,195	$2,276	$24,084

(1)          Includes $33 million for the Nassda litigation settlement. See Note 3.

In the first quarter of fiscal 2005, the Company reevaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the Company’s hedging program. To correct the error, the Company has reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the year ended October 31, 2005.

Note 10.   Segment Disclosure

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.

The Company provides software products and consulting services in the electronic design automation software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses to the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment.

Revenue and property and equipment, net related to operations in the United States and other geographic areas were:

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Revenue:
United States	$507,191	$597,845	$651,971
Europe	157,468	170,221	184,116
Japan	166,666	178,260	217,111
Other	160,606	145,778	123,785
Consolidated	$991,931	$1,092,104	$1,176,983

	October 31,
	2005	2004
	(in thousands)
Property and Equipment, net:
United States	$146,885	$153,604
Other	23,310	24,551
Consolidated	$170,195	$178,155

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

For management reporting purposes, the Company organizes its products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property (IP), Design for Manufacturing and Professional Services & Other. The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the fiscal years presented. The Company includes revenue from companies or products the Company has acquired during a period from the acquisition date through the end of the relevant periods. For presentation purposes, the Company allocates maintenance, which represented approximately 14% of its total revenue and approximately 73% of our total services revenue for fiscal 2005, to the products to which those support services relate.

	Year Ended October 31,
	2005	2004	2003
	(in thousands)
Revenue:
Galaxy Design Platform	$553,399	$675,448	$765,688
Discovery Verification Platform	215,925	225,469	245,914
IP	72,118	70,684	74,096
Design for Manufacturing	101,575	81,646	52,093
Professional Services & Other	48,914	38,857	39,192
Consolidated	$991,931	$1,092,104	$1,176,983

One customer, Intel Corporation and its subsidiaries in the aggregate, accounted for more than ten percent of the Company’s consolidated revenue in fiscal 2005, 2004 and 2003.

Note 11.   Termination of Agreement to Acquire Monolithic System Technology, Inc.

On February 23, 2004, the Company entered into a definitive agreement to acquire Monolithic System Technology, Inc. (MoSys) in a cash and stock transaction valued at approximately $453 million.

On April 16, 2004, the Company exercised the right to terminate the merger agreement and paid MoSys a $10.0 million termination fee. The Company has included the termination fee in general and administrative expense in the statement of operations for fiscal 2004. On April 23, 2004, MoSys filed a complaint in Delaware Chancery Court against Synopsys and Mountain Acquisition Corp., a wholly owned subsidiary of the Company, alleging that the Company improperly exercised its termination right.

On July 9, 2004, the Company and MoSys announced a settlement under which the suit was dismissed without further liability or payments to one another.

Note 12.   Related Party and Other Transactions

Revenues derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 13%, 11% and 10% of the Company’s total revenue for the fiscal 2005, 2004 and 2003, respectively. Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, also served on the Company’s Board of Directors from January 1999 to May 2005. Management believes all transactions between the two parties were carried out on an arm’s length basis. Accounts receivable amounts recorded from Intel were insignificant as of October 31, 2005, 2004 and 2003, respectively.

The Company had a joint venture with Davan Tech Co., Ltd, of Korea (Davan Tech) whereby Davan Tech acted as a non-exclusive distributor for the Company subject to certain conditions as defined in the distribution agreement. As of October 31, 2003, the Company owned approximately 10% of Davan Tech, and accounted for the investment under the cost basis. During fiscal 2003, the Company recognized revenues totaling $3.9 million, from Davan Tech. Accounts receivable included $0.9 million of receivable from Davan Tech as of October 31, 2003. In December 2003, the Company terminated its distribution agreement with Davan Tech and in March 2004 the Company sold its ownership interest in Davantech.

The Company maintains a System-on-a-Chip Venture Fund (the Fund) authorized by the Company’s Board of Directors which invests in companies that will facilitate building SoCs. The Fund is administered by an investment advisory board consisting of senior Company officers, including the Company’s Chief Executive Officer and Chief Operating Officer, and Dr. A. Richard Newton, a member of the Company’s Board. Among other investments, the Fund has invested an aggregate of approximately $1 million in a private company that develops SoC test systems. At the times of the investments, SmartForest Ventures, a venture capital firm of which Company director Deborah Coleman serves as a general partner, owned in excess of 10% of the outstanding shares of such company. Ms. Coleman did not participate in any of the Fund’s investment decisions.

During fiscal 2005, 2004 and 2003, director Richard Newton, provided consulting services to the Company and was paid $180,000 annually. Under the Company’s agreement with Dr. Newton, Dr. Newton provides advice, at the Company’s request, concerning long-term technology strategy and industry development issues as well as assistance in identifying opportunities for partnerships with academia.

Note 13.   Effect of New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

In March 2005, the FASB published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term, “conditional asset retirement obligation,” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which, Synopsys will be required to follow beginning in its first quarter of fiscal 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to the Company’s employee stock options and employee stock purchase plans. As noted in Note 2, currently the Company generally does not recognize any compensation expense related to stock option grants the Company issues under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The resulting additional compensation expense will have a material adverse effect on the Company’s reported results of operations. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R will be effective for the Company beginning in the first quarter of fiscal 2006.

In December 2004, the FASB issued Statement of Financial Accounting Standards No.153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment of Accounting Principles Board Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS 153 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 14.   Subsequent Events

On December 7, 2005, the Company closed its acquisition of HPL Technologies, Inc. (HPL) in an all-cash transaction for a purchase price of $0.30 per share. HPL is a leader in yield management software and test chip solutions and the acquisition is a part of the Company’s strategy to enhance its DFM offerings.

On December 22, 2005, the Company announced that Brian M. Beattie will be appointed as Chief Financial Officer (Principal Financial Officer) of the Company, effective January 16, 2006.

Selected Unaudited Quarterly Financial Data

The table below includes certain unaudited financial information for the last four fiscal quarters.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31(1)
	(in thousands, except per share and market price data)
2005:
Revenue	$241,304	$244,339	$251,450	$254,838
Gross margin	171,329	174,616	192,085	199,514
Income (loss) before income taxes	(19,154)	(19,006)	29,584	787
Net income (loss)	(14,325)	(4,972)	17,294	(13,475)
Net (loss) income per share
Basic	$(0.10)	$(0.03)	$0.12	$(0.09)
Diluted	$(0.10)	$(0.03)	$0.12	$(0.09)
2004:
Revenue	$285,264	$294,604	$281,681	$230,555
Gross margin	224,142	229,706	217,363	163,834
Income (loss) before income taxes	43,609	38,500	43,050	(33,567)
Net income (loss)	32,152	28,739	41,828	(28,382)
Net (loss) income per share
Basic	$0.21	$0.19	$0.27	$(0.19)
Diluted	$0.19	$0.18	$0.26	$(0.19)

(1)          Subsequent to the fourth quarter of fiscal 2005, we discovered an error in our option grant process related to the documentation of grant dates. This error was solely with respect to grants to non-executive officer employees. The impact of this error on our first through third quarter income statement was approximately $3.1 million. We booked in the fourth quarter $3.6 million as follows: $0.5 million in cost of goods sold, $1.3 million in research and development expense, $0.9 million in sales and marketing expense and $0.9 million in general and administrative expense. Our results of operations for the fourth quarter and full fiscal year 2005 contained in our earnings release dated November 30, 2005 did not include this expense as we did not believe at that time the error would result in an adjustment to our operating results. With the error corrected, we expect we will incur no additional expenses relating to this error.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

(a)   Management’s Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2005. In making this assessment, our management used the framework established in Internal Control-Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in our internal control over financial reporting as of October 31, 2005 related to our accounting for income taxes. Specifically, our processes and procedures did not include adequate management oversight and review of our income tax accounting practices. As a result of the aforementioned material weakness, certain of our income tax accounting calculations and reserves contained errors which were, in aggregate, material. Specifically, (i) we did not appropriately consider the impact of existing tax reserves on the calculation of tax expense related to our repatriation of foreign earnings under the American Jobs Creation Act of 2004, thus overstating income tax expense and the related tax liability and (ii) upon expiration of the Federal statute of limitations, we did not reduce an existing tax reserve established upon consummation of a 2002 business combination, thus overstating tax reserves and goodwill as of October 31, 2005. These errors were corrected prior to the issuance of our 2005 consolidated financial statements.

Because of the material weakness described above, management has concluded Synopsys did not maintain effective internal control over financial reporting as of October  31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on management’s assessment of our internal control over financial reporting as of October 31, 2005, which report appears below.

(b)   Changes in Internal Controls.   There were no changes in Synopsys' internal controls over financial reporting during the three months ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, Synopsys' internal control over financial reporting.

We are taking the following actions to remediate the material weakness described above: (i) implementing additional recurring review procedures to help ensure compliance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, SFAS No. 5, Accounting for Contingencies, and other applicable rules and regulations with respect to tax matters; (ii) establishing additional procedures to help identify and address tax accounting issues in a more timely and comprehensive manner; and (iii) reorganizing and augmenting our tax department to improve communication. Actions (i) and (ii) will be in place in connection with the preparation of our first quarter financial statements and action (iii) is being implemented and will be completed as soon as practicable.

(c)   Evaluation of Disclosure Controls and Procedures.   As of October 31, 2005 (the “Evaluation Date”), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. However, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the Evaluation Date, Synopsys’ disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the material weakness identified in Management's Report on Internal Control Over Financial Reporting, above.

(d)   Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synopsys, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(a)), that Synopsys, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of October 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified a material weakness in the Company’s internal control over financial reporting as of October 31, 2005, related to the Company’s accounting for income taxes. Specifically, the Company’s processes and procedures did not include adequate management oversight and review of the Company’s income tax accounting practices. As a result of the aforementioned material weakness, certain of the Company’s income tax accounting calculations and reserves contained errors which were, in aggregate, material. Specifically, (i) the Company did not appropriately consider the impact of existing tax reserves on the calculation of tax expense related to the Company’s repatriation of foreign earnings under the American Jobs Creation Act of 2004, thus overstating income tax expense and the related tax liability and (ii) upon expiration of the Federal statute of limitations, the Company did not reduce an existing tax reserve established upon consummation of a 2002 business combination, thus overstating tax reserves and goodwill as of October 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 consolidated financial statements, and this report does not affect our report dated January 12, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Synopsys, Inc. did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Synopsys, Inc. has not maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Mountain View, California
January 12, 2006

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors and Executive Officers

Set forth below are the names of the members of our Board of Directors and certain information furnished by them including principal occupations, certain other directorships held by them, and their ages as of December 31, 2005. Each director’s term of office as a director is until the next annual meeting of stockholders and until his or her successor is elected and qualified. There are no arrangements pursuant to which our directors were selected.

Name	Age	Year First Elected Director
Aart J. de Geus	51	1986
Chi-Foon Chan	56	1998
Bruce R. Chizen	50	2001
Deborah A. Coleman	52	1995
A. Richard Newton	54	1987; 1995
Sasson Somekh	59	1999
Roy Vallee	53	2003
Steven C. Walske	53	1991

Bruce R. Chizen has been a member of our Board since April 2001. Mr. Chizen has served as Chief Executive Officer of Adobe Systems Incorporated, a provider of graphic design, publishing and imaging software for Web and print production, since December 2000 and served as President from April 2000 to January 2005. He joined Adobe Systems in August 1994 as Vice President and General Manager, Consumer Products Division and in December 1997 became Senior Vice President and General Manager, Graphics Products Division. In August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. From November 1992 to February 1994, he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly-owned subsidiary of Apple Computer. He is a director of Adobe Systems.

Deborah A. Coleman has been a member of our Board since November 1995. Ms. Coleman is a General Partner of SmartForest Ventures, a venture capital firm, which she co-founded in June 2000. Ms. Coleman was Chairman of the Board of Merix Corporation, a manufacturer of printed circuit boards, from May 1994, when it was spun off from Tektronix, Inc., until September 2001. She also served as Chief Executive Officer of Merix from May 1994 to September 1999 and as President from March 1997 to September 1999. Ms. Coleman joined Merix from Tektronix, a diversified electronics corporation, where she served as Vice President of Materials Operations, responsible for worldwide procurement, distribution, component engineering and component manufacturing operations. Prior to joining Tektronix in November 1992, Ms. Coleman was with Apple Computer, Inc. for eleven years, where she held several executive positions, including Chief Financial Officer, Vice President, Information Systems and Technology and Vice President of Operations. She holds an M.B.A. from Stanford University. Ms. Coleman serves on the Boards of Directors of Applied Materials, Inc., a manufacturer of semiconductor fabrication equipment, Kryptiq Corp., a secure-messaging provider of medical information flows, Teja Technologies, Inc., an embedded system software company and NeoPad, Inc., a fabricator of custom chemical mechanical polishing pads for semiconductor manufacturing.

Dr. A. Richard Newton has been a member of our Board since January 1995. Previously, Dr. Newton was a Director from January 1987 to June 1991. Dr. Newton has been a Professor of Electrical Engineering and Computer Sciences at the University of California at Berkeley since 1979 and is currently Dean of the College of Engineering. From July 1999 to June 2000, Dr. Newton was Chair of the Electrical Engineering and Computer Sciences Department. From 1988 to 2002, Dr. Newton was a Venture Partner with Mayfield Fund, a venture capital partnership, where he contributed to the evaluation and development of over two dozen new companies. He is currently a Venture Partner with Tallwood Venture Capital. Dr. Newton is a fellow of the IEEE and a member of the National Academy of Engineering.

Dr. Sasson Somekh has been a member of our Board since January 1999. Dr. Somekh joined Novellus Systems, Inc., a manufacturer of semiconductor fabrication equipment, as its President in January 2004. Previously, Dr. Somekh served as a member of the board of directors of Applied Materials, Inc. from April 2003 until December 2003, and as an Executive Vice President of Applied Materials from November 2000 until August 2003. Dr. Somekh served as a Senior Vice President of Applied Materials from December 1993 to November 2000 and as a Group Vice President from 1990 to 1993. Dr. Somekh is a director of Nanosys, Inc., a privately-held developer of nano-enabled systems for use in energy, defense, electronics, healthcare and information technology applications.

Roy Vallee has been a member of our Board since February 2003. Mr. Vallee is Chief Executive Officer and Chairman of the Board of Avnet, Inc., a global semiconductor products and electronics distributor, positions he has held since June 1998. Previously, he was its Vice Chairman of the Board from November 1992 until June 1998, and also its President and Chief Operating Officer from March 1992 until June 1998. Mr. Vallee currently serves on the board of directors of Teradyne, Inc., an automated testing company for the electronics, communications and software industries. He is also Chairman of the Executive Committee of the Global Technology Distribution Council.

Steven C. Walske has been a member of our Board since December 1991. Mr. Walske has been Managing Director of Myriad Investments, LLC, a private equity firm specializing in investments in software companies, since June 2000. Previously, Mr. Walske served as Chief Business Strategist of Parametric Technology Corporation from June 2000 until June 2005, as Chairman, Chief Executive Officer and a Director or Parametric from August 1994 until June 2000, and as President, Chief Executive Officer and a Director of Parametric from December 1986 to August 1994.

Background of Officers, including Directors who are Employees of Synopsys

Information with respect to executive officers and employee directors of Synopsys is included under Part I, Item 4. Submission of Matters to a Vote of Security Holders—Executive Officers of the Registrant, and is incorporated by reference here.

There are no family relationships among any of our executive officers, directors or persons nominated to become directors.

Identification of Audit Committee and Financial Expert

Synopsys’ Audit Committee is comprised of directors Ms. Coleman, Dr. Somekh and Mr. Vallee. All of such members satisfy the independence criteria of the National Association of Securities Dealers, Inc. for serving on an audit committee. SEC regulations require Synopsys to disclose whether its Board of Directors has determined that a director qualifying as a “financial expert” serves on the Synopsys’ Audit Committee. Synopsys’ Board of Directors has determined that both Ms. Coleman and Mr. Vallee qualify as financial experts within the meaning of such regulations.

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

Based solely on its review of the copies of the Forms 3, 4 and 5 filed by or received from its reporting persons (or written representations received from such persons), Synopsys believes that each of its directors, executive officers and greater than ten percent beneficial owners of its stock during fiscal 2005 complied with all filing requirements applicable to such persons.

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

Synopsys intends to satisfy the public disclosure requirements regarding (i) any amendments to the Code, or (ii) any waivers under the Code given to Synopsys’ Chief Executive Officer, Chief Financial Officer and Vice President, Controller and Treasurer by posting such information on its website at www.synopsys.com/corporate/governance. There were no amendments to the Code or waivers granted thereunder relating to the Chief Executive Officer, Chief Financial Officer or Vice President, Controller and Treasurer during fiscal 2005.

Item 11.                 Executive Compensation

Named Executive Officer Compensation

The following table sets forth the compensation earned during fiscal 2005 by (1) our Chief Executive Officer and (2) each of our other four most highly compensated executive officers whose compensation earned during fiscal 2005 exceeded $100,000 for services rendered in all capacities to us during the last three fiscal years. We collectively refer to these five individuals as our “named executive officers.”

Summary Compensation Table

						Long-Term
						Compensation
		Annual				Awards;
		Compensation($)				Securities	All Other
				Incentive		Underlying	Compensation
Name and Position	Year	Salary($)		Compensation ($)(1)		Options (#)	($)(2)
Aart J. de Geus	2005	$420,000		$1,100,000		140,000	$2,760
Chief Executive Officer and	2004	414,615	(3)	498,000		47,800	$3,070
Chairman of the Board	2003	400,000		605,000		104,600	2,362
Chi-Foon Chan	2005	$420,000		$820,000		100,000	$5,112
President and Chief Operating	2004	414,615	(3)	402,000		39,900	4,853
Officer	2003	400,000		605,000		100,850	3,128
Vicki L. Andrews	2005	$350,000		$600,000	(5)	60,000	$10,374
Senior Vice President,	2004	319,230	(4)	268,000	(5)	38,300	9,752
Worldwide Sales	2003	300,000		390,716	(5)	61,150	9,579
Antun Domic	2005	$370,000		$350,000		75,000	$3,405
Senior Vice President and	2004	359,230	(3)	246,000		39,450	3,336
General Manager,	2003	330,000		320,000		48,350	2,981
Implementation Group
Raul Camposano	2005	$350,000		$330,000		55,000	$3,174
Senior Vice President and	2004	350,000		188,833	(6)	21,000	2,670
General Manager,	2003	350,000		235,000		28,800	2,524
Silicon Engineering Group

(1)          Represents bonuses and/or commissions paid pursuant to compensation plans approved by the Compensation Committee.

(2)          Amounts in this column reflect group term life insurance (GTL) premiums paid, Synopsys 401(k) matching contributions and, in the case of Ms. Andrews only, a car allowance. Fiscal 2005 amounts are as follows: Dr. de Geus: $1,260 in GTL and $1,500 in 401(k) contributions; Dr. Chan: $3,612 in GTL and $1,500 in 401(k) contributions; Dr. Domic: $1,905 in GTL and $1,500 in 401(k) contributions; Ms. Andrews: $1,674 in GTL, $1,500 in 401(k) contributions and $7,200 in car allowance; and Dr. Camposano: $1,674 in GTL and $1,500 in 401(k) contributions.

(3)          Reflects a change in base salary approved by our Compensation Committee in December 2003 and effective February 2004. Fiscal 2004 base salaries for such executive officers were: Dr. de Geus, $420,000; Dr. Chan, $420,000; and Dr. Domic, $370,000.

(4)          Reflects an increase in base salary to $350,000 approved by our Compensation Committee in May 2004.

(5)          Comprised of bonus and commissions earned during the year.

(6)          Comprised of $185,500 regular bonus and $3,333 patent bonus.

The following table sets forth information regarding individual grants of options during fiscal 2005 to the named executive officers.

	Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to	Exercise Prices ($/Share) Prices	Expiration	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term($)(3)
Name	Granted(1)	Employees(2)	($/Share)	Date	5%	10%
Aart J. de Geus	140,000	3.10%	$18.55	12/17/11	$1,057,240	$2,463,818
Chi-Foon Chan	100,000	2.21%	$18.55	12/17/11	$755,171	$1,759,870
Vicki L. Andrews	60,000	1.33%	$18.55	12/17/11	$453,103	$1,055,922
Antun Domic	75,000	1.66%	$18.55	12/17/11	$566,378	$1,319,903
Raul Camposano	55,000	1.22%	$18.55	12/17/11	$415,344	$967,929

(1)          3/48ths of the options become exercisable three months after the grant date followed by 45 equal monthly installments, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of seven years, subject to earlier termination upon the optionee’s cessation of service.

(2)          Based on a total of approximately 4.5 million shares subject to options granted to employees under Synopsys’ option plans during fiscal 2005 and excluding an aggregate of approximately 3.8 million options granted in connection with our option exchange program. See Note 7 of our Notes to Consolidated Financial Statements. Our executive officers did not participate in the option exchange program.

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

The following table provides the specified information concerning exercises of options to purchase our common stock and the value of unexercised options held by our named executive officers as of October 31, 2005.

Name	Shares Acquired On Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at October 31, 2005 Exercisable/ Unexercisable		Value of In-the-Money Options at October 31, 2005(2) Exercisable/ Unexercisable
Aart J. de Geus	240,000	$147,690	3,155,858	191,942	$2,170,133	$8,867
Chi-Foon Chan	N/A	N/A	2,050,849	152,395	$759,367	$6,333
Vicki L. Andrews	N/A	N/A	379,697	103,753	$101,200	$3,800
Antun Domic	N/A	N/A	344,753	107,014	$55,526	$4,750
Raul Camposano	N/A	N/A	536,894	69,656	$25,967	$3,483

(1)          Market value at exercise less exercise price.

(2)          Market value of underlying securities as of the last trading day of fiscal 2005 ($18.63) minus the exercise price

Director Compensation

Non-employee directors receive a combination of cash and stock as compensation for Board service. Such directors receive an annual retainer of $125,000. In addition, Audit Committee members receive $2,000 ($4,000 in the case of the Chair) for each Audit Committee meeting attended, up to a maximum of four meetings per year.

Non-employee directors also receive equity compensation under Synopsys’ 2005 Non-Employee Directors Equity Incentive Plan (the Directors Plan). The Directors Plan provides for automatic grants to each non-employee member of our Board upon their initial appointment or election and upon their reelection each year. The award price per share is 100% of the fair market value of our common stock on the grant date. New non-employee directors receive a stock option for 30,000 shares, vesting in equal annual installments on the date preceding each of the first four annual meetings of stockholders following the grant date, assuming continued Board service through each vesting date. Continuing Board members receive either (1) an option grant (with the number of shares determined so that the aggregate “fair value” of the option, calculated using the option pricing model used to estimate the value of compensatory stock options in our financial statements, would equal the annual cash retainer then paid to non-employee Board members) or (2) a restricted stock grant (with the number of shares subject to the award determined so that the fair market value of the restricted stock grant on the date of grant would equal the annual cash retainer then paid to non-employee Board members). The option grant or restricted stock vests in a series of 36 successive equal monthly installments from the grant date, assuming continued Board membership through each vesting date. The Board elected to receive restricted stock for the 2005 grant and, as a result, in May 2005 Synopsys issued an aggregate of 7,010 shares of restricted stock to each non-employee director under the Directors Plan. The Directors Plan expires in May 2007.

Change of Control Agreements and Named Executive Officer Employment Contracts

1992 Stock Option Plan

Under our 1992 Stock Option Plan (the 1992 Plan), if we are acquired or in the event of a change in control, including an acquisition of Synopsys by merger or asset sale, each outstanding option under the 1992 Plan will automatically become exercisable in full, unless the option is assumed by the successor corporation, or parent thereof, or replaced by a comparable option to purchase shares of the capital stock of the successor corporation or parent thereof. In addition, in the event of a successful hostile tender offer for more than 50% of our outstanding shares of common stock or a change in the majority of our Board as a result of a contested election for membership on our Board, the administrator of the 1992 Plan has the authority to accelerate vesting of outstanding options or shares purchased under the 1992 Plan.

2005 Non-Employee Directors Equity Incentive Plan

In the event of a corporate transaction, as such term is defined in the Directors Plan, each outstanding stock option and restricted stock award will automatically accelerate in full unless the stock option or our reacquisition rights with respect to the restricted stock award are assumed by or assigned to the successor corporation or its parent corporation. In the event of a change in control, as such term is defined in the 2005 Directors Plan, each stock award under the 2005 Directors Plan will automatically vest as to all shares subject to the stock award immediately prior to the effective date of the change in control.

1994 Non-Employee Directors Stock Option Plan

Our 1994 Non-Employee Directors Stock Option Plan (the 1994 Plan) was the predecessor to the Directors Plan. The 1994 Plan expired in October 2004. An aggregate of 1,277,660 options remain outstanding under such plan and are held by non-employee directors. Under the 1994 Plan, in the event of a change of control or corporate transaction, as such terms are defined in the plan, all outstanding options become fully vested and exercisable as of the date of such change of control or corporate transaction.

Employment Agreements

We have entered into employment agreements, effective October 1, 1997, with our Chairman and Chief Executive Officer and our President and Chief Operating Officer. Each employment agreement provides that if such officer is terminated involuntarily other than for cause within 24 months of a change of control, (a) such officer will be paid an amount equal to two times the sum of such officer’s annual base pay plus his target cash bonus, and the cash value such officer’s health benefits for an 18-month period, and (b) all stock options held by such officer will immediately vest in full. If the officer is terminated involuntarily other than for cause in any other situation, the officer will receive a cash payment equal to the sum of the officer’s annual base pay for one year plus the target cash bonus for such year and cash value of the executive’s health benefits for 12 months. The terms “involuntary termination,” “cause” and  “change of control” are defined in the employment agreements, which have been filed with the SEC.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of the Company’s Securities

The following table sets forth certain information with respect to the beneficial ownership of Synopsys’ common stock as of December 31, 2005 by (1) each person known by Synopsys to beneficially own more than five percent of Synopsys’ common stock outstanding on that date, (2) each Synopsys director, (3) each of the named executive officers and (4) all of Synopsys’ directors and executive officers as a group.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number		Percentage Ownership
Entities affiliated with OppenheimerFunds, Inc. 6803 South Tucson Way Centennial, CO 80112-3924	11,891,194	(2)	8.24%
Entities affiliated with J. & W. Seligman & Co. Incorporated 100 Park Avenue, 8th Floor New York, NY 10017	11,137,519	(3)	7.71%
Vicki L. Andrews	410,281	(4)	*
Raul Camposano	576,778	(5)	*
Chi-Foon Chan	2,178,280	(6)	1.49%
Bruce R. Chizen	195,342	(7)	*
Deborah A. Coleman	160,410	(8)	*
Aart J. de Geus	3,826,522	(9)	2.59%
Antun Domic	367,051	(10)	*
A. Richard Newton	205,842	(11)	*
Sasson Somekh	303,091	(12)	*
Roy Vallee	132,342	(13)	*
Steven C. Walske	194,210	(14)	*
All directors and executive officers as a group (17 persons)	9,564,889	(15)	6.25%

*                    Less than 1%

(1)          Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, we believe, based on information furnished by such persons and from Forms 13F, 13G and 13D filed with the SEC, that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them as of December 31, 2005. Percentage of beneficial ownership is based on 144,372,085 shares of common stock outstanding as of December 31, 2005, adjusted as required by SEC rules. In computing the number of shares beneficially owned by a person or group and the percentage ownership of that person, shares of common stock issuable pursuant to options held by that person that are currently exercisable or exercisable by that person or group within 60 days of December 31, 2005 are deemed to be beneficially owned. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)          Based solely on a Form 13F filed with the SEC on October 11, 2005, reporting beneficial ownership as of September 30, 2005. OppenheimerFunds, Inc. has shared voting power with respect to these shares, and shares investment power with respect to these shares with Oppenheimer Institutional Asset Management and Oppenheimer Private Investments. The shares are beneficially owned as follows:

(3)          Based solely on a Form 13F filed with the SEC on November 9, 2005, reporting beneficial ownership as of September 30, 2005. J. & W. Seligman & Co. Incorporated has shared voting and investment power with respect to these shares. The shares are beneficially owned as follows:

(4)          Includes options to purchase 401,887 shares exercisable by Ms. Andrews within 60 days of December 31, 2005.

(5)          Includes options to purchase 548,495 shares exercisable by Dr. Camposano within 60 days December 31, 2005.

(6)          Includes options to purchase 2,082,195 shares exercisable by Dr. Chan within 60 days of December 31, 2005.

(7)          Includes options to purchase 188,332 shares exercisable by Mr. Chizen within 60 days December 31, 2005.

(8)          Includes options to purchase 150,000 shares exercisable by Ms. Coleman within 60 days of December 31, 2005.

(9)          Includes options to purchase 3,193,143 shares exercisable by Dr. de Geus within 60 days of December 31, 2005 and excludes 22,000 shares beneficially owned by Dr. de Geus’ wife.

(10)   Includes options to purchase 364,051 shares exercisable by Dr. Domic within 60 days of December 31, 2005.

(11)   Includes options to purchase 196,832 shares exercisable by Dr. Newton within 60 days of December 31, 2005.

(12)   Includes options to purchase 271,666 shares exercisable by Dr. Somekh within 60 days of December 31, 2005.

(13)   Includes options to purchase 123,332 shares exercisable by Mr. Vallee within 60 days of December 31, 2005.

(14)   Includes options to purchase 150,000 shares exercisable by Mr. Walske within 60 days of December 31, 2005.

(15)   Includes options to purchase 8,648,495 shares exercisable by directors and executive officers within 60 days of December 31, 2005.

Stockholder Approval of Stock Plans

The following table provides information regarding our equity compensation plans as of October 31, 2005. The material terms of these plans are described in Note 7 of our Notes to Consolidated Financial Statements, which descriptions are incorporated by reference here.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)) (c)
	(in thousands, except price per share amounts)
Equity Compensation Plans Approved by Stockholders(1)	9,454		$22.32	14,845
Equity Compensation Plans Not Approved by Stockholders(2)	24,150		$19.37	6,253
Total	33,604	(3)	$20.20	21,098	(4)

(1)          Synopsys’ stockholder approved equity compensation plans include the 1992 Plan, the 2005 Directors Plan, the 1994 Directors Plan and the Employee Stock Purchase Plans.

(2)          Synopsys’ only non-stockholder approved equity compensation plans are the 1998 Plan and the 2005 Assumed Stock Option Plan.

(3)          Does not include information for outstanding options assumed in connection with acquisitions. As of October 31, 2005, a total of 2.9 million shares of our common stock were issuable upon exercise of such outstanding options.

(4)          Comprised of (i) 6.7 million shares remaining available for issuance under the 1992 Plan, (ii) 4.1 million shares remaining available for issuance under the 1998 Plan, (iii) 258,000 shares remaining available for issuance under the 2005 Directors Plan, (iv) 7.8 million shares remaining available for issuance under the Employee Stock Purchase Plans as of October 31, 2005 and (v) 2.2 million shares remaining available for issuance under the 2005 Assumed Stock Option Plan. No shares remain available for grant under the 1994 Directors Plan, which expired in October 2004.

Item 13.                 Certain Relationships and Related Transactions

During fiscal 2005, Dr. Newton provided consulting services to us, for which he was paid $180,000. Under our agreement, Dr. Newton provides advice, at our request, concerning long-term technology strategy and industry development issues, as well as assistance in identifying opportunities for partnerships with academia.

Revenues derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 13%, 11% and 10% of our fiscal 2005, 2004 and 2003 revenues, respectively. Andy D. Bryant, Intel’s Executive Vice President and Chief Financial and Enterprise Services Officer, served on our Board of Directors from January 1999 to May 2005. Management believes all transactions between the two parties were carried out on an arm’s length basis. Accounts receivable amounts recorded from Intel were insignificant as of October 31, 2005, 2004 and 2003, respectively.

We have entered into indemnification agreements with our executive officers and directors for the indemnification of, and advancement of expenses to, these persons to the fullest extent permitted by Delaware law. We also intend to execute these agreements with out future directors and executive officers. Please see Item 11, Executive Compensation—Change of Control Agreements and Named Executive Officer Employment Contracts for a description of our employment and change of control agreements.

Item 14.                 Principal Accountant Fees and Services

Fees of KPMG LLP

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Synopsys’ annual financial statements for fiscal 2005 and 2004, and fees billed for all other services rendered by KPMG LLP.

	Year Ended October 31,
	2005	2004
	(in thousands)
Audit fees	$3,913	$2,668
Audit related fees(1)	291	344
Tax fees(2)	12	152
All other fees	—	—
Total fees	$4,216	$3,164

(1)          Consists of fees for due diligence services.

(2)          Consists of fees for international tax planning services and advice.

Audit Committee Pre-Approval Policy

As required by Section 10A(i)(1) of the Exchange Act, all non-audit services to be performed by Synopsys’ principal accountants must be approved in advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its principal accountants which are subsequently ratified by the Audit Committee (the De Minimus Exception). In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the Chairperson report the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the non-audit services described above were performed pursuant to the De Minimus Exception during fiscal 2005 or 2004.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

(1)         Financial Statements

The following documents are included as Part II, Item 8. of this Annual Report on Form 10-K:

(2)         Financial Statement Schedules

None.

(3)         Exhibits

See Item 15(b) below.

(b)          Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Restated Bylaws of Synopsys, Inc.(2)
4.1	Amended and Restated Preferred Shares Rights Agreement dated April 7, 2000(3)
4.3	Specimen Common Stock Certificate(4)
10.1	Form of Indemnification Agreement for directors and executive officers(5)
10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy(4)
10.3

Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(4)

10.5	Synopsys Deferred Compensation Plan as Restated Effective August 1, 2002(6)(14)
10.6	Settlement Agreement, dated July 8, 2004, by and among the Company, Mountain Acquisition Sub, Inc. and Monolithic System Technology, Inc.(7)
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

10.14	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership(13)
10.15	1992 Stock Option Plan, as amended and restated(14)(15)
10.16	Employee Stock Purchase Program, as amended(14)(16)
10.17	International Employee Stock Purchase Plan, as amended(14)(16)
10.18	Synopsys deferred compensation plan dated November 14, 2005(14)(17)
10.19	1994 Non-Employee Directors Stock Option Plan, as amended and restated(14)(18)
10.20	Form of Executive Employment Agreement dated October 1, 1997(14)(19)
10.21	Schedule of Executive Employment Agreements(11)
10.22	1998 Nonstatutory Stock Option Plan(14)(20)
10.23

Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002(21)

10.24	Consulting Services Agreement between the Company and A. Richard Newton dated November 1, 2001(14)(22)
10.25	Amended and Restated Credit Agreement, dated April 28, 2004, among the Company, Bank of America, N.A., as Syndication Agent, certain lenders and JPMorgan Chase Bank, as Administrative Agent(6)
10.27	Form of Stock Option Agreement under 1992 Stock Option Plan(14)(23)
10.28	Director Compensation Arrangements(14)
10.29	FY 2004 Recognition Bonus Plan(14)(24)
10.30	FY 2004 Individual Compensation Plan for Senior Vice President, Worldwide Sales(14)(24)
10.31	2005 Non-Employee Director Equity Incentive Plan(14)(16)
10.32	Synopsys Executive Incentive Plan adopted April 20, 2005(5)(14)
10.33	FY05 Individual Compensation Plan for Principal Sales Officer dated April 20, 2005(14)(25)
10.34	Synopsys, Inc. 2005 Assumed Stock Option Plan(14)(26)
10.35	Executive Operating Plan Incentive(14)(27)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 106)

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of
Title 18 of the United States Code

(1)          Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

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

(4)          Incorporated by reference from exhibit to the Company’s Registration Statement on Form S-1 (File No. 33-45138) which became effective February 24, 1992.

(5)          Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2005.

(6)          Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2004.

(7)          Incorporated by reference to exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on July 15, 2004.

(8)          Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1992.

(9)          Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1993.

(10)   Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1995.

(11)   Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended October 31, 2002.

(12)   Confidential Treatment granted for certain portions of this document.

(13)   Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended March 31, 1996.

(14)   Compensatory plan or agreement in which an executive officer or director participates.

(15)   Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended October 31, 2001.

(16)   Incorporated by reference from exhibit to the Registration Statement on Form S-8 (File No. 333-125224) of Synopsys, Inc. filed with the Securities and Exchange Commission on May 25, 2005.

(17)   Incorporated by reference from exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 16, 2005.

(18)   Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

(19)   Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended January 3, 1998.

(20)   Incorporated by reference from exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-90643) filed with the Securities and Exchange Commission on November 9, 1999.

(21)   Incorporated by reference exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 19, 2002.

(22)   Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2002.

(23) Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 12, 2005.

(24)   Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 11, 2005.

(25)   Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on May 27, 2005.

(26)   Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2005.

(27)   Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 12, 2005.

(c)           Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, State of California, on this 12th day of January 2006.

SYNOPSYS, INC.
By:	/s/ AART J. DE GEUS
Aart J. de Geus
Chief Executive Officer and Chairman of the
Board of Directors
(Principal Executive Officer)
By:	/s/ REX S. JACKSON
Rex S. Jackson
Senior Vice President, Acting Chief Financial
Officer, General Counsel and Secretary
(Principal Financial Officer)
By:	/s/ GEOFFREY E. SLOMA
Geoffrey E. Sloma
Vice President, Corporate Controller and Treasurer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aart J. de Geus and Rex S. Jackson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ AART J. DE GEUS	Chief Executive Officer (Principal Executive Officer)	January 12, 2006
Aart J. de Geus	and Chairman of the Board of Directors
/s/ CHI-FOON CHAN	President, Chief Operating Officer and Director	January 12, 2006
Chi-Foon Chan
/s/ BRUCE R. CHIZEN	Director	January 12, 2006
Bruce R. Chizen
/s/ DEBORAH A. COLEMAN	Director	January 12, 2006
Deborah A. Coleman
/s/ A. RICHARD NEWTON	Director	January 12, 2006
A. Richard Newton
/s/ SASSON SOMEKH	Director	January 12, 2006
Sasson Somekh
/s/ STEVEN C. WALSKE	Director	January 12, 2006
Steven C. Walske
/s/ ROY VALLEE	Director	January 12, 2006
Roy Vallee

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Restated Bylaws of Synopsys, Inc.(2)
4.1	Amended and Restated Preferred Shares Rights Agreement dated April 7, 2000(3)
4.3	Specimen Common Stock Certificate(4)
10.1	Form of Indemnification Agreement for directors and executive officers(5)
10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy(4)
10.3

Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(4)

10.5	Synopsys Deferred Compensation Plan as Restated Effective August 1, 2002(6)(14)
10.6	Settlement Agreement, dated July 8, 2004, by and among the Company, Mountain Acquisition Sub, Inc. and Monolithic System Technology, Inc.(7)
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

10.14	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership(13)
10.15	1992 Stock Option Plan, as amended and restated(14)(15)
10.16	Employee Stock Purchase Program, as amended(14)(16)
10.17	International Employee Stock Purchase Plan, as amended(14)(16)
10.18	Synopsys deferred compensation plan dated November 14, 2005 (14)(17)
10.19	1994 Non-Employee Directors Stock Option Plan, as amended and restated(14)(18)
10.20	Form of Executive Employment Agreement dated October 1, 1997(14)(19)
10.21	Schedule of Executive Employment Agreements(11)
10.22	1998 Nonstatutory Stock Option Plan(14)(20)
10.23

Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002(21)

10.24	Consulting Services Agreement between the Company and A. Richard Newton dated November 1, 2001(14)(22)
10.25	Amended and Restated Credit Agreement, dated April 28, 2004, among the Company, Bank of America, N.A., as Syndication Agent, certain lenders and JPMorgan Chase Bank, as Administrative Agent(6)
10.27	Form of Stock Option Agreement under 1992 Stock Option Plan(14)(23)
10.28	Director Compensation Arrangements(14)
10.29	FY 2004 Recognition Bonus Plan(14)(24)
10.30	FY 2004 Individual Compensation Plan for Senior Vice President, Worldwide Sales(14)(24)
10.31	2005 Non-Employee Director Equity Incentive Plan(14)(16)
10.32	Synopsys Executive Incentive Plan adopted April 20, 2005(5)(14)
10.33	FY05 Individual Compensation Plan for Principal Sales Officer dated April 20, 2005(14)(25)
10.34	Synopsys, Inc. 2005 Assumed Stock Option Plan(14)(26)
10.35	Executive Operating Plan Incentive(14)(27)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 106)
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of
Title 18 of the United States Code

(1)          Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

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

(4)          Incorporated by reference from exhibit to the Company’s Registration Statement on Form S-1
(File No. 33-45138) which became effective February 24, 1992.

(5)          Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2005.

(6)          Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2004.

(7)          Incorporated by reference to exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on July 15, 2004.

(8)          Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1992.

(9)          Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1993.

(10)   Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1995.

(11)   Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended October 31, 2002.

(12)   Confidential Treatment granted for certain portions of this document.

(13)   Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended March 31, 1996.

(14)   Compensatory plan or agreement in which an executive officer or director participates.

(15)   Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended October 31, 2001.

(16)   Incorporated by reference from exhibit to the Registration Statement on Form S-8 (File No. 333-125224) of Synopsys, Inc. filed with the Securities and Exchange Commission on May 25, 2005.

(17)   Incorporated by reference from exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 16, 2005.

(18)   Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

(19)   Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended January 3, 1998.

(20)   Incorporated by reference from exhibit to the Company’s Registration Statement on Form S-8
(File No. 333-90643) filed with the Securities and Exchange Commission on November 9, 1999.

(21)   Incorporated by reference exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 19, 2002.

(22)   Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2002.

(23) Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 12, 2005.

(24)   Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 11, 2005.

(25)   Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on May 27, 2005.

(26)   Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2005.

(27)   Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 12, 2005.