Form 10-Q
period 2006-01-31
SYNOPSYS INC
filed 2006-03-09
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

143,884,846 shares of Common Stock as of March 4, 2006

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

JANUARY 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	JANUARY 31, 2006	OCTOBER 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$314,498	$404,436
Short-term investments	199,787	182,070
Total cash, cash equivalents and short-term investments	514,285	586,506
Accounts receivable, net	83,997	100,178
Deferred income taxes	197,110	195,501
Income taxes receivable	48,224	48,370
Prepaid expenses and other current assets	24,808	16,924
Total current assets	868,424	947,479
Property and equipment, net	165,116	170,195
Long-term investments	8,322	8,092
Goodwill	744,114	728,979
Intangible assets, net	135,570	142,519
Long-term deferred income taxes	83,232	82,384
Other assets	65,253	61,828
Total assets	$2,070,031	$2,141,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$146,477	$231,359
Accrued income taxes	171,775	169,632
Deferred revenue	475,962	415,689
Total current liabilities	794,214	816,680

Deferred compensation and other liabilities	68,360	63,841
Long-term deferred revenue	37,600	42,019
Total liabilities	900,174	922,540
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 142,680 and 145,897 shares outstanding, respectively	1,427	1,459
Capital in excess of par value	1,280,329	1,263,952
Retained earnings	171,559	171,108
Treasury stock, at cost: 14,477, and 11,259 shares, respectively	(268,800)	(199,482)
Deferred stock compensation	—	(2,100)
Accumulated other comprehensive loss	(14,658)	(16,001)
Total stockholders’ equity	1,169,857	1,218,936
Total liabilities and stockholders’ equity	$2,070,031	$2,141,476

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	THREE MONTHS ENDED JANUARY 31,
	2006	2005
Revenue:
Time-based license	$211,110	$186,284
Upfront license	8,367	10,798
Maintenance and service	40,712	44,222
Total revenue	260,189	241,304
Cost of revenue:
License(1)	29,989	24,891
Maintenance and service(1)	16,573	17,052
Amortization of intangible assets	8,659	28,032
Total cost of revenue	55,221	69,975
Gross margin	204,968	171,329
Operating expenses:
Research and development(1)	87,604	73,256
Sales and marketing(1)	77,189	84,129
General and administrative(1)	30,804	25,005
In-process research and development	800	5,700
Amortization of intangible assets	7,340	8,342
Total operating expenses	203,737	196,432
Operating income (loss)	1,231	(25,103)
Other income, net	1,795	5,949
Income (loss) before income taxes	3,026	(19,154)
Provision (benefit) for income taxes	1,329	(4,829)
Net income (loss)	$1,697	$(14,325)

Net income (loss) per share:
Basic	$0.01	$(0.10)
Diluted	$0.01	$(0.10)

Shares used in computing per share amounts:
Basic	144,989	146,060
Diluted	146,969	146,060

(1) Includes stock based compensation expense as follows:
Cost of license	$1,619	$44
Cost of maintenance and service	856	23
Research and development expense	8,149	339
Sales and marketing expense	4,709	139
General and administrative expense	3,097	32
Total stock based compensation	$18,430	$577

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	THREE MONTHS ENDED JANUARY 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,697	$(14,325)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	29,729	49,905
Stock based compensation	18,430	577
In-process research and development	800	5,700
Deferred income taxes	(52)	(7,205)
Write-down of long-term investments	—	1,568
Provision for doubtful accounts	—	(720)
Net change in deferred gains and losses on cash flow hedges	272	(4,458)
Gain (loss) on sale of short and long-term investments	14	30
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	17,203	31,480
Income taxes receivable	—	61
Prepaid expenses and other current assets	(7,607)	2,544
Other assets	(3,425)	(6,127)
Accounts payable and accrued liabilities	(93,130)	(32,909)
Accrued income taxes	(2,775)	2,062
Deferred revenue	54,745	107,129
Deferred compensation and other liabilities	3,900	6,763
Net cash provided by operating activities	19,801	142,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(11,894)	(91,293)
Proceeds from sales and maturities of short-term investments	84,671	97,114
Purchases of short-term investments	(102,453)	(71,538)
Purchases of long-term investments	(1,539)	—
Purchases of property and equipment	(7,539)	(6,330)
Capitalization of software development costs	(762)	(738)
Net cash used in investing activities	(39,516)	(72,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	10,433	2,268
Purchases of treasury stock	(80,982)	(40,160)
Net cash used in financing activities	(70,549)	(37,892)
Effect of exchange rate changes on cash and cash equivalents	326	(1,740)
Net increase (decrease) in cash and cash equivalents	(89,938)	29,658
Cash and cash equivalents, beginning of period	404,436	346,709
Cash and cash equivalents, end of period	$314,498	$376,367

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

Synopsys, Inc. (Synopsys or the Company) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2005 on file with the Commission.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and material effects on the Company’s operating results and financial position may result.

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has reclassified certain prior year amounts relating to deferred compensation as detailed in the statements of operations and in Note 2.

Synopsys’ fiscal year and first fiscal quarter ended on the Saturday nearest October 31 and January 31, respectively. Fiscal 2006 and 2005 are both 52-week years. For ease of presentation, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

2.             STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

On November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services.  In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123(R).  Prior to November 1, 2005, the Company accounted for its share-based compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related guidance.  Under the intrinsic value method, the Company did not recognize any significant amount of stock-based compensation expense in the Company’s consolidated statements of operations, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has elected to adopt the modified-prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R).  The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based payments granted through, but not yet vested as of October 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any share-based payments granted subsequent to October 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  The Company has recorded $18.4 million of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS 123(R).  In accordance with SFAS 123(R), the Company will present excess tax benefits from the exercise of stock options as a financing activity in the consolidated statements of cash flows.  The Company did not record any excess tax benefits for the three months ended January 31, 2006.

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of stock-based awards under SFAS 123(R), and consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation prior to the adoption of SFAS No. 123(R).  The Black-Scholes option pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates.  The expected volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options.  The expected term of the Company’s stock options are based on historical experience.

The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan for the three months ended January 31, 2006 and 2005 are as follows:

	Options		ESPP
	Three Months Ended		Three Months Ended
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Volatility	42.63% - 43.47%	53.98%	26.69% - 51.54%	53.98%
Expected term (years)	3.8	4.97	.5 - 2.0	.5 - 2.0
Risk free interest rate	4.29% - 4.45%	3.60%	3.24% - 3.68%	2.68%
Expected dividend yield	0%	0%	0%	0%

The following table illustrates the effect on net loss after taxes and net loss per share for the three months ended January 31, 2005 if it had applied the fair value recognition provisions of SFAS 123 to share-based compensation using the Black-Scholes model.  Prior year stock-based compensation has been adjusted for the related tax effects.

(in thousands, except per share amounts)	Three Months Ended January 31, 2005
Net loss, as reported under APB 25	$(14,325)

Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	353
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(20,288)
Pro-forma net loss under SFAS 123	$(34,260)

Net loss per share from operations:
Basic and diluted - as reported	$(0.10)

Basic and diluted - pro forma	$(0.23)

As of January 31, 2006, there was $115.8 million of unrecognized stock-based compensation expense related to approximately 11.9 million unvested stock awards net of 0.7 million of estimated stock award forfeitures. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The total intrinsic value of options exercised in the first quarter of fiscal 2006 and fiscal 2005 were $3.0 million and $0.8 million, respectively.

The compensation cost that has been charged against our results of operations and the total income tax benefit, if any, that the Company recognized on our statement of operations for these share-based compensation arrangements was as follows for the first quarters of fiscal 2006 and 2005 (in thousands):

	Three Months Ended January 31,
(in thousands, except per share amounts)	2006	2005
Cost of license	$1,619	$44
Cost of maintenance and service	856	23
Research and development expense	8,149	339
Sales and marketing expense	4,709	139
General and administrative expense	3,097	32
Stock based compensation expense before taxes	18,430	577
Income tax benefit	(4,289)	(224)
Stock based compensation expense after taxes	$14,141	$353

Effect on net income per share:
Basic	$0.10	$—
Diluted	$0.10	$—

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on November 1, 2005 the Company reclassified the balance in deferred compensation to additional paid-in capital on its balance sheet. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows.  SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows.  The Company recorded no excess tax benefits for the three months ended January 31, 2006.  Prior year amounts have been reclassified to conform to current year’s presentation.

Employee Stock Benefit Plans

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the ESPP), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the fiscal quarters ended January 31, 2006 and 2005, respectively, the Company issued no additional shares under the ESPP. As of January 31, 2006, 7,828,034 shares of common stock were reserved for future issuance under the ESPP.

Stock Option Plans

1992 Stock Option Plan

Under the Company’s 1992 Stock Option Plan (the 1992 Plan), 38,866,356 shares of common stock have been authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors (the Board) may grant either incentive or non-qualified stock options to purchase shares of common stock to employees or consultants, excluding non-employee directors at not less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1992 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. As of January 31, 2006, 9,372,580 stock options remain outstanding and 5,519,303 shares of common stock are reserved for future grants under this plan.

Under the 1992 Plan, certain executive officers of the Company were granted an aggregate total of 420,000 stock options whose vesting is contingent upon meeting Company-wide operating margin performance goals.  These shares were granted at the fair market value on the date of grant and contingently vest over two years and have contractual life of seven years.  Stock-based compensation expense is recorded assuming that performance goals will be achieved.

1998 Non-Statutory Stock Option Plan

Under the Company’s 1998 Non-Statutory Stock Option Plan (the 1998 Plan), 50,295,546 shares of common stock have been authorized for issuance. Pursuant to the 1998 Plan, the Board may grant nonqualified stock options to employees or consultants, excluding executive officers. Exercisability, option price and other terms are determined by the Board but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1998 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. As of January 31, 2006, 25,478,599 stock options remain outstanding and 2,189,134 shares of common stock were reserved for future grants under this plan.

2005 Assumed Stock Option Plan

Under the Company’s 2005 Assumed Stock Option Plan (formerly, the Nassda Corporation 2001 Stock Option Plan), an aggregate of 3,427,529 shares of common stock have been authorized for issuance. Pursuant to the 2005 Plan, the Compensation Committee of the Board or its designee can grant nonqualified stock options to employees or consultants of the Company who either were (i) not employed by the Company or any of its subsidiaries on May 11, 2005 or (ii) providing services to Nassda Corporation (or any subsidiary corporation thereof) prior to May 11, 2005. Exercisability, option price and other terms are determined by the Board but the option price shall not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 2005 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. As of January 31, 2006, 1,012,871 stock options remain outstanding and 2,237,613 shares of common stock were reserved for future grant under this plan.

2005 Non-Employee Directors Equity Incentive Plan

On May 23, 2005 the Company’s stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the Directors Plan) and the reservation of 300,000 shares of common stock for issuance thereunder. The Directors Plan provides for annual equity awards to non-employee directors in the form of either stock options or restricted stock. On May 23, 2005, the Company issued non-employee directors an aggregate of 42,060 shares of restricted stock with an aggregate value of approximately $0.75 million on the date of grant.  The stock-based compensation expense related to these shares will be amortized over the vesting period of three years. As of January 31, 2006, 257,940 shares of common stock were reserved for future grant under the Directors Plan.

1994 Non-Employee Directors Stock Option Plan

An aggregate of 1,080,162 stock options remain outstanding under the Company’s 1994 Non-Employee Directors Stock Option Plan, which expired as to future grants in October 2004.

The Company has assumed certain option plans in connection with business combinations with respect to stock options outstanding at the time of such business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios. Other than the 2005 Assumed Stock Option Plan, no shares were reserved for future grant under these plans.

Option Exchange Program

During the third quarter of fiscal 2005, our Board of Directors approved an option exchange program under which outstanding employee stock options (other than options held by executive officers) with exercise prices of $25.00 or greater per share could be exchanged for a lesser number of options granted at current fair market value and with a new vesting period. The Board adopted this program due to the fact that the exercise prices of a large number of outstanding employee stock options were significantly below the Company’s stock price and thus did not provide adequate employee incentive. The Company’s stockholders approved the program in May 2005. As a result, on June 23, 2005, the Company accepted for cancellation options to purchase 7.3 million shares of common stock and in exchange granted to eligible employees options to purchase 3.8 million shares of the Company’s common stock at an exercise price of $17.16 per share, except for options to purchase approximately 22,000 shares which were issued with an exercise price of $18.06 due to regional laws regarding the pricing of stock option grants. Approximately 3.6 million options were retired in connection with the option exchange program. As a result of the exchange, the Company used variable accounting for all options eligible for the exchange under the provisions of APB 25 and related interpretations until the adoption of SFAS 123(R) on November 1, 2005. Total compensation expense recorded with respect to these options for the fiscal year ended October 31, 2005 was $0.6 million.

Additional Information about Stock Options

The following table summarizes stock option activity during the first quarter of fiscal 2006 under all plans:

(in thousands, except per share and life amounts)	Options Available for Grant		Options Outstanding	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at October 31, 2005	13,012		36,491	$19.92

Granted	(3,992)		3,992	$20.99
Assumed in acquisitions			—	—
Retired			—	—

Exercised			(653)	$15.97

Canceled	592		(865)	$21.66
Balance at January 31, 2006	9,612	(1)	38,965	$20.06	5.41	$110,037

Exercisable at January 31, 2006			26,394	$20.59	4.88	$70,317

(1)                                  Excludes 257,940 shares reserved for future issuance under the 2005 Non-Employee Directors Equity Incentive Plan, which may be issued as restricted stock or stock options.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.83 as of January 27, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2006.

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$ .001 - $15.955	2,749	5.87	$12.65	2,001	4.95	$11.95
$ 16.00 - $16.125	4,335	4.71	$16.10	3,821	4.58	$16.12
$ 16.188 - $17.16	4,617	5.63	$17.07	1,378	4.70	$16.96
$ 17.20 - $18.08	4,069	5.51	$17.70	1,869	4.94	$17.79
$ 18.125 - $19.75	5,375	4.27	$19.11	4,506	3.92	$19.22
$ 19.78 - $21.10	5,215	6.74	$20.76	1,308	6.34	$20.35
$ 21.125 - $23.125	4,639	5.28	$22.00	4,091	5.07	$22.05
$ 23.25 - $25.735	4,043	5.43	$24.45	3,814	5.32	$24.43
$ 26.185 - $33.295	3,905	5.42	$29.13	3,593	5.20	$29.01
$ 33.755 - $42.763	18	6.62	$34.71	13	6.17	$34.91
$ .001 - $42.763	38,965	5.41	$20.06	26,394	4.88	$20.59

The following table summarizes our unvested stock activity for the three months ended January 31, 2006.

(in thousands, except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at October 31, 2005	36	$17.83
Granted	—	—
Vested	(3)	$17.83
Canceled	—	—
Unvested shares at January 31, 2006	33	$17.83

3.                                       BUSINESS COMBINATIONS

Acquisition of HPL Technologies, Inc. (HPL)

The Company acquired HPL on December 7, 2005.

Reasons for the Acquisition. The Company believes that the acquisition will help solidify the Company’s position as a leading EDA vendor in design for manufacturing (DFM) software and would give the Company a comprehensive design-to-silicon flow that links directly into the semiconductor manufacturing process. Integrating HPL’s yield management and test chip technologies into the Company’s industry-leading DFM portfolio will also enable customers to increase productivity and improve profitability in the design and manufacture of advanced semiconductor devices and will broaden Synopsys’ DFM research and development expertise by adding HPL’s team of experienced engineers. The results of operations of HPL are included in the accompanying unaudited condensed consolidated statement of operations since the date of the acquisition. The Company does not consider the acquisition of HPL to be material to its results of operations, and therefore is not presenting pro forma statements of operations for the three-month periods ended January 31, 2006 and 2005.

Purchase Price. The Company paid $11.0 million in cash on December 7, 2005 for all outstanding shares of HPL. In addition, the Company had a prior investment in HPL for $1.9 million. The total purchase consideration consisted of:

(in thousands)
Cash paid	$11,001
Prior investment in HPL	1,872
Acquisition-related costs	3,567
Total purchase price	$16,440

Acquisition-related costs of $3.6 million consist primarily of legal, tax and accounting fees of $1.3 million, $0.4 million of estimated facilities closure costs and other directly related charges, $1.0 million in estimated contract termination costs, and $0.9 million in severance and other employee termination costs.  As of January 31, 2006, the Company had paid $1.5 million of the acquisition related costs, of which $0.9 million were for professional services costs and $0.5 million were for severance costs. The $2.1 million balance remaining at January 31, 2006 consists of contract termination costs, professional service fees, severance and facilities closure costs.

The Company has performed a preliminary valuation and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $15.1 million. The Company expects to complete the valuation during its second fiscal quarter. The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets and liabilities acquired.

(in thousands)
Assets acquired
Cash, cash equivalents and short-term investments	$107
Accounts receivable	1,026
Deferred tax asset	1,508
Identifiable intangible assets	8,000
Goodwill	15,135
Other assets	277
Total assets acquired	26,053
Liabilities assumed
Accounts payable and accrued liabilities	5,257
Income taxes payable	779
Deferred revenue	1,109
Deferred tax liabilities	3,268
Total liabilities acquired	10,413
Net assets acquired	15,640
In-process research and development	800
Purchase price	$16,440

Approximately $0.8 million of the purchase price represents the estimated fair value of acquired in-process research and development projects that have not yet reached technological feasibility and have no alternative future use. Accordingly, the amount was immediately expensed and included in the statement of operations.

Goodwill and Intangible Assets. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized and is not deductible for tax purposes. The purchase price allocated to identifiable intangible assets is as follows:

Intangible Asset (in thousands)		Estimated Useful Life (years)
Core/developed technology	$5,200	4
Customer relationships	2,700	4
Backlog	100	2
	$8,000

Amortization of the core/developed technology is included in cost of revenue in the condensed consolidated statement of operations for the three months ended January 31, 2006.  The Company included amortization of the other intangible assets in operating expenses in its statement of operations for the three months ended January 31, 2006.

4.                                       GOODWILL AND INTANGIBLE ASSETS

The Company’s aggregate goodwill as of January 31, 2006 consisted of the following:

(in thousands)
Balance at October 31, 2005	$728,979
HPL goodwill	15,135
Balance at January 31, 2006	$744,114

Intangible assets as of January 31, 2006 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
		(in thousands)
Customer relationships	$139,640	$76,057	$63,583
Core/developed technology	320,175	263,928	56,247
Contract rights/backlog	65,970	61,442	4,528
Covenants not to compete	12,744	9,909	2,835
Trademarks and trade names	18,007	17,990	17
Other intangibles (1)	8,883	3,829	5,054
Capitalized software development costs	11,349	8,043	3,306
Total intangible assets	$576,768	$441,198	$135,570

Intangible assets as of October 31, 2005 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
		(in thousands)
Customer relationships	$136,940	$70,125	$66,815
Core/developed technology	314,975	256,413	58,562
Contract rights/backlog	65,870	60,528	5,342
Covenants not to compete	12,744	9,074	3,670
Trademarks and tradenames	18,007	17,965	42
Other intangibles	7,883	3,051	4,832
Capitalized software development costs	10,587	7,331	3,256
Total intangible assets	$567,006	$424,487	$142,519

Total amortization expense related to intangible assets is set forth in the table below:

	THREE MONTHS ENDED JANUARY 31,
	2006	2005
	(in thousands)
Customer relationships	$5,932	$5,454
Core/developed technology	7,515	23,176
Contract rights/ backlog	914	4,822
Covenants not to compete	835	766
Trademarks and trade names	25	1,501
Other intangibles	778	654
Capitalized software development costs (2)	712	670
Total amortization of intangible assets	$16,711	$37,043

(1) In the three months ended January 31, 2006 $1 million of contingent consideration was paid for intangible assets related to an acquisition of assets on the three months ended January 31, 2005 related to an asset acquisition.

(2) Amortization of capitalized software development is included in cost of license on the statements of operations.

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Nine months ending October 31, 2006	$41,350
Fiscal Years:
2007	47,337
2008	29,222
2009	13,440
2010	3,084
2011 and thereafter	1,137
Total estimated future amortization of intangible assets	$135,570

5.                                       STOCK REPURCHASE PROGRAM

The Company is authorized to purchase up to $500 million of its common stock under a stock repurchase program previously established by the Company’s Board of Directors (Board) in December 2004.  The Company uses all common shares repurchased to offset dilution caused by ongoing stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions. During the three months ended January 31, 2006, the Company repurchased approximately 3.9 million shares at an average price of $20.92 per share, for a total of $81.0 million. During the three months ended January 31, 2005, the Company repurchased approximately 2.3 million shares at an average price of $17.11 per share, for a total of $40.2 million.  As of January 31, 2006, $355.6 million remained available for repurchases under the program.

6.             ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	January 31,	October 31,
	2006	2005
	(in thousands)
Payroll and related benefits	$86,813	$157,915
Acquisition related costs	7,286	6,616
Other accrued liabilities	42,978	54,772
Accounts payable	9,400	12,056

Total accounts payable and accrued liabilities	$146,477	$231,359

7.                                       CREDIT FACILITY

In April 2004, Synopsys entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that the Company maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of January 31, 2006, the Company had no outstanding borrowings under this credit facility and was in compliance with all covenants.

8.                                       COMPREHENSIVE INCOME

The following table sets forth the components of comprehensive income (loss), net of tax:

	THREE MONTHS ENDED JANUARY 31,
	2006	2005
	(in thousands)

Net income (loss)	$1,697	$(14,325)
Unrealized gains (loss) on investments, net of tax of ($196) and ($85), respectively	315	(133)
Correction of error in accounting for certain hedging transactions, net of tax benefit of $1,150 (1)	—	(1,808)
Deferred (losses) gains on cash flow hedges, net of tax of $407 and ($1,774), respectively	(361)	3,222
Reclassification adjustment on deferred gains (losses) on cash flow hedges, net of tax expense of ($551) and tax benefit of $2,500, respectively	489	(3,996)
Foreign currency translation adjustment	900	(1,483)
Total comprehensive income (loss)	$3,040	$(18,523)

(1)                          See Note 11 for further explanation.

9.             NET INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, the Company computes basic income (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period (excluding the dilutive effect of stock options and restricted stock).  Diluted income per share reflects the dilution of potential common shares outstanding during the period using the treasury stock method.  In computing diluted income (loss) per share, using the treasury stock method, the Company adjusts the share count by assuming options are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical option exercises.  The Company further assumes that any unamortized stock based compensation is also used to repurchase shares. For shares issuable under the Employee Stock Purchase Plan, the Company assumes the employee withholdings are used to repurchase shares. In determining the hypothetical shares repurchased, the Company uses the average stock price for the period.

Diluted net income per share excludes anti-dilutive shares and unvested restricted stock totaling 23.9 million and 41.4 million shares, for the three months ended January 31, 2006 and 2005, respectively.  While these options and unvested restricted stock are currently anti-dilutive, they could be dilutive in the future.  A reconciliation of basic and diluted income per share is presented below:

The table below reconciles the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share.

	THREE MONTHS ENDED JANUARY 31,
	2006	2005
	(in thousands)
Weighted-average common shares for basic net income (loss) per share	144,989	146,060
Weighted-average dilutive stock options outstanding under the treasury stock method	1,980	—
Weighted-average common shares for diluted net income (loss) per share	146,969	146,060

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

Revenue and property and equipment, net, related to operations in the United States and other geographic areas were:

	THREE MONTHS ENDED JANUARY 31,
	2006	2005
	(in thousands)
Revenue:
United States	$133,340	$125,232
Europe	41,554	36,716
Japan	41,894	46,037
Asia-Pacific and other	43,401	33,319
Consolidated	$260,189	$241,304

	JANUARY 31, 2006	OCTOBER 31, 2005
	(in thousands)
Property and equipment, net:
United States	$142,594	$146,885
Other	22,522	23,310
Consolidated	$165,116	$170,195

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

	THREE MONTHS ENDED JANUARY 31
	2006	2005
	(in thousands)
Revenue:
Galaxy Design Platform	$142,878	$142,529
Discovery Verification Platform	61,458	52,129
Intellectual Property	16,828	15,345
Design for Manufacturing	26,757	23,458
Professional Service & Other	12,268	7,843
Consolidated	$260,189	$241,304

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three months ended January 31, 2006 and 2005 (See Note 13).

11.           OTHER INCOME, NET (EXPENSE)

The following table presents a summary of other income (expense) components:

	THREE MONTHS ENDED JANUARY 31,
	2006	2005
	(in thousands)
Interest income	$2,998	$1,793
Gain (loss) on sale of investments, net of investment write-downs	(13)	(1,255)
Foreign currency exchange gain	101	2,233
Correction of an error in accounting for certain hedging transactions	—	2,958
Other (1)	(1,291)	220
Total	$1,795	$5,949

(1)          For the three months ended January 31, 2006, this amount consists primarily of $0.8 million in premiums paid on foreign exchange forward contracts.

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

12.           TAXES

Effective Tax Rate. The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimates of annual pre-tax income (and losses), the geographic mix of pre-tax income (and losses) and our interpretations of tax laws and possible outcomes of current and future audits.

The Company’s effective tax rate for the three months ended January 31, 2006 and 2005 was a tax expense rate of 43.9% and a tax benefit rate of 25.2% respectively. The provision for income taxes for the three months ended January 31, 2006 includes a tax expense of $100,000 relating to foreign taxes which was treated as a discrete event allocable to the quarter.

In November 2005, FASB issued Financial Statement Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The Company is evaluating which transition method to adopt and the potential impact of this new guidance on its results of operations and financial position.

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

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly years. The Company strongly believes the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to these proposals. Accordingly, the Company will continue to challenge these proposed adjustments vigorously. While it believes the IRS’ asserted adjustments are not supported by applicable law, the Company believes it is probable it will be required to make additional payments in order to resolve this matter. However, based on the Company’s analysis to date, the Company believes it has adequately provided for this matter. If the Company is required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, its results of operations and financial condition could be materially and adversely affected.

13.           RELATED PARTY TRANSACTIONS

Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, served on the Company’s Board of Directors from January 1999 to May 2005. Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 12% of the Company’s total revenue for the three months ended January 31, 2006 and 13% of the Company’s total revenue for the three months ended January 31, 2005.  Management believes all transactions between the two parties were carried out on an arm’s length basis.

14.           CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Item 1 of this report. This discussion contains forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth under the caption “Factors That May Affect Future Results.” The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of such terms, or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC); future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements.

Overview

Synopsys, Inc. (Synopsys) is a world leader in electronic design automation (EDA) software and related services for semiconductor design. We deliver technology-leading semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, we provide intellectual property (IP) and design services to simplify the design process, and accelerate time-to-market for our customers. We also provide software and services that help customers prepare and optimize their designs for manufacturing.

Business Environment

We generate substantially all of our revenue from customers in the semiconductor and electronics industries. Our customers typically fund purchases of our software and services largely out of their research and development (R&D) budgets and, to a lesser extent, their manufacturing and capital budgets. As a result, our customers’ business outlook and willingness to invest in new and increasingly complex chip designs heavily influence our business.

Since the 2000 through 2002 semiconductor downturn and subsequent recovery, our customers have focused significantly on expense reductions, including in their R&D budgets. This expense outlook has affected us in a number of ways. First, some customers have reduced their overall level of EDA expenditures by decreasing their level of EDA tool purchases, using older generations of product, or not renewing maintenance services. Second, customers, bargain more intensely on pricing and payment terms, which has affected revenues industry-wide. For example, reduced demand for up-front licenses, and customers’ desire to conserve cash by paying for licenses over time resulted in a shift of our license mix to an almost completely ratable model on the fourth quarter of fiscal 2004, in which substantially more revenue is recognized over time rather than at the time of shipment. This shift adversely affected our total revenue in fiscal 2004 and 2005. Third, customers are beginning to seek to consolidate their EDA purchases with fewer suppliers in order to lower their overall cost of ownership, while at the same time meeting new technology challenges. This has increased competition among EDA vendors.

Over the long term, we believe EDA industry spending growth will continue to depend on growth in semiconductor R&D spending and on continued growth in the overall semiconductor market. The Semiconductor Industry Association has forecasted modest growth in semiconductor revenues in 2006 and we believe semiconductor R&D spending will grow similarly during 2006. However, we cannot currently predict whether this outlook will contribute to higher R&D spending and/or to higher EDA industry spending. If EDA industry spending increases, we believe we are well positioned to capitalize on such increases. Further, recognizing that our customers will continue to spend cautiously and aggressively contain costs, we are intensely focused on improving our customers’ overall economics of design by providing more fully-integrated design solutions and offering customers the opportunity to consolidate their EDA spending with us.

We are under no obligation (and expressly disclaim any such obligation) to update or alter any of the information contained in this Overview, whether as a result of new information, future events or otherwise, except to the extent required by law.

Product Developments for the Three Months Ended January 31, 2006

During the first quarter of fiscal 2006, we announced or introduced a number of new products and related developments, including:

•                                          Availability of a new 90 nanometer low-power system-on-chip reference design flow for fabrication on a leading global semiconductor foundry’s process.

•                                          Expansion of our DesignWare® mixed-signal IP to include application-specific memory input/output libraries to help enable development of interfaces for mobile product applications.

•                                          Our DesignWare digital controller IP for PCI Express™ becoming the first to support the 2.0 version of the PCI Express specification, enabling increased bandwidth in networking, embedded and computer applications.

Financial Performance for the Three Months Ended January 31, 2006

•                                          Revenue was $260.2 million, up 8% from $241.3 million in the first quarter of fiscal 2005, primarily reflecting our fourth quarter fiscal 2004 license model shift, which has resulted in increases in time-based revenue which more than offset decreases in upfront and service revenue during the current quarter.

•                                          Time-based license revenue increased 13% from $186.3 million in the first quarter of fiscal 2005 to $211.1 million in the current quarter, primarily reflecting the continued phase-in of our license model shift as time-based orders booked in prior periods contribute revenue to current and future periods.

•                                          Upfront license revenue declined 22% from $10.8 million in the first quarter of fiscal 2005 to $8.4 million in the current quarter, reflecting our license model shift.

•                                          We derived approximately 4% of our software license revenue from upfront licenses and 96% from time-based licenses in the current quarter, versus approximately 5% and 95%, respectively, in the same quarter last year, reflecting our license model shift.

•                                          Maintenance revenue declined by 19% from $36.2 million in the first quarter of fiscal 2005 to $29.3 million in the current quarter, primarily as a result of the shift to a more ratable license model (which reduces new maintenance orders since maintenance is included with the license fee in time-based licenses and not billed separately), and, to a lesser extent, by non-renewal of maintenance by some of our existing perpetual license customers. Professional service and other revenue, at $11.4  million, increased 43% from $8.0 million in the first quarter of fiscal 2005 due to the timing of customer acceptance of services performed under ongoing contracts and continued full utilization of our services capacity.

•                                          Net income was $1.7 million compared to net loss of $(14.3) million in the first quarter of fiscal 2005, primarily due to increased revenue, reduced cost of goods sold due to reduced amortization of intangible assets from acquisitions, reduced sales and marketing expenses driven by shipments, and a reduced in-process research and development charges compared to the prior period, partially offset by increased research and development expense caused by acquisitions and commencement of recognition of stock-based compensation expense, in accordance with SFAS No. 123(R).

•                                          Net cash provided by operations decreased 86% from $142.1 million in the first quarter of fiscal 2005 to $19.8 million, primarily as a result of increased vendor and bonus and commission payments and a decrease in cash collections compared to the same period in fiscal 2005.

•                                          We repurchased approximately 3.9 million shares of our common stock at an average price of $20.92 per share for approximately $81.0 million.

Acquisitions in the Three Months Ended January 31, 2006

During the quarter, we completed our acquisition of HPL Technologies, Inc. for a cash purchase price of $0.30 per share and total gross payments of $12.9 million, which will help solidify Synopsys’ position as a leading EDA vendor in design for manufacturing (DFM) software and will give Synopsys a comprehensive design-to-silicon flow that links directly into the semiconductor manufacturing process. See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes.  Our management believes that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented.  However, any differences between these judgments and estimates and actual results could have a material impact on our statement of operations and financial condition.  Critical accounting policies and estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include those regarding (1) revenue recognition; (2) valuation of intangible assets and goodwill; (3) income taxes and; (4) stock-based compensation.  We describe our revenue recognition and stock-based compensation policies below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended October 31, 2005, filed with the SEC on January 12, 2006.

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

With respect to software licenses, Synopsys utilizes three license types:

•                                          Technology Subscription Licenses (TSLs) are for a finite term, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. We bundle and do not charge separately for post-contract customer support (maintenance) for the term of the license.

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

•                                          Term Licenses.   Synopsys recognizes the term license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. Such term licenses are reported as “upfront licenses.” For term licenses where less than 75% of the term license fee is due within one year from shipment, Synopsys recognizes revenue as customer installments become due and payable. Due and payable term licenses are reported as “time-based licenses.”

•                                          Perpetual Licenses.   Synopsys recognizes the perpetual license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. Such perpetual licenses are reported as upfront licenses. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize the revenue as customer installments become due and payable. Such perpetual licenses are reported as time-based licenses.

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

•                                          Persuasive Evidence of an Arrangement Exists.   Prior to recognizing revenue on an arrangement, our customary policy is to have a written contract, signed by both the customer and Synopsys or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement.

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

Valuation of Stock-Based Compensation. Effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, for goods or services, such as the services of the entity’s employees.  SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123(R) eliminates the ability to account for stock-based compensation transaction using the intrinsic value method under APB 25 and generally requires instead that such transactions be accounted for using a fair-value based method.  Accordingly, we measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the modified prospective method.  The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate.  The input factors to use in the valuation model are based on subjective future expectations combined with management judgment.  If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs.  These changes may materially impact our results of operations in the period such change are made.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services. Under current accounting rules and policies applicable to different kinds of license arrangements, we recognize revenue from orders we receive for software licenses and services at varying times. In general, we recognize revenue on a time-based software license order over the license term and on an upfront term or perpetual software license order at the time the license is shipped. Substantially all of our current time-based licenses are technology subscription licenses, or TSLs, with an average license term of approximately three years. Maintenance orders generally generate revenue ratably over the maintenance period (generally one year). Professional service orders generally generate revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

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

License Order Mix

The percentage of upfront licenses we book is driven by a number of factors, including the level of overall license orders, customer demand, preferred customer payment terms and customer-requested ship dates. Prior to August 2000, substantially all of our license revenue was upfront. Beginning in August 2000, when we introduced TSLs, we shifted our target license order mix to approximately 75% TSLs and 25% upfront licenses, based on our expectations of total orders and our assessment of the demand for upfront licenses. We substantially maintained this mix from this date through fiscal 2003. However, as a result of reduced customer demand for upfront licenses as noted above in Business Environment, we shifted to an almost completely time-based license model in the fourth quarter of fiscal 2004. Our actual license order mix for the last nine fiscal quarters is set forth below.

	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3-2004	Q2-2004	Q1-2004
Time-based licenses	94%	96%	92%	94%	97%	93%	80%	58%	43%
Upfront licenses	6%	4%	8%	6%	3%	7%	20%	42%	57%

In certain cases, our time-based and upfront term license agreements provide the customer the right to “re-mix” a portion of the software initially licensed for other specified Synopsys products. The customer’s re-mix of product, when allowed under the license arrangement, does not alter the timing of recognition of the license fees paid by the customer. Because in such cases the customer does not need to obtain a new license and pay additional license fees to use the additional products, these arrangements could result in reduced revenue compared to licensing the individual products separately. However, we believe providing our customers re-mix rights can also assist in broader adoption of our products.

Total Revenue

Three Months Ended January 31,		$	%
2006	2005	Change	Change
(dollars in millions)
$260.2	$241.3	$18.9	8%

The increase in total revenue for the first quarter of fiscal 2006 compared to the same quarter of fiscal 2005 was due primarily to the change in the fourth quarter of fiscal 2004 in our license model to an almost completely ratable model which increased ratable license bookings that are recognized as revenue in future periods and to increased business levels.

Time-Based License Revenue

	January 31,		$ Change	% Change
	2006	2005
	(dollars in millions)
Three months ended	$211.1	$186.3	$24.8	13%
Percentage of total revenue	81%	77%

The increase in time-based license revenue in the first quarter of fiscal 2006 compared to the same quarter in fiscal 2005 was primarily due to the license model shift under which previously booked orders continue to contribute to revenue in later periods.

Upfront License Revenue

	January 31,		$ Change	% Change
	2006	2005
	(dollars in millions)
Three months ended	$8.4	$10.8	$(2.4)	(22)%
Percentage of total revenue	3%	4%

The decrease in upfront license revenue was due primarily to changes in customer mix which can drive changes in the amount of upfront orders in a particular quarter.

Unfilled upfront license orders were approximately $4.8 million at January 31, 2006 compared to $6.6 million as of January 31, 2005. Unfilled upfront license orders represent non-cancelable license orders received from our customers prior to the end of the fiscal quarter but not shipped as of the end of such period. We generally ship our software products promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers, the effect of the related license revenue on our business plan and our operational capacity to fulfill upfront software license orders at the end of a quarter.

Maintenance and Service Revenue

	January 31, 2006	January 31, 2005	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$29.3	$36.2	$(6.9)	(19)%
Professional service and other revenue	11.4	8.0	3.4	43%
Total maintenance and service revenue	$40.7	$44.2	$(3.5)	(8)%
Percentage of total revenue	16%	18%

Our maintenance revenue has declined due to (i) our continued shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, (ii) generally lower maintenance rates on larger perpetual license transactions, and (iii) to a lesser extent, non-renewal of maintenance by certain customers on perpetual or other upfront licenses. With our license model shift, we expect progressively more of our maintenance revenue to be included in TSL revenue, and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would also adversely affect future maintenance revenue.

Professional service and other revenue increased in the first quarter of fiscal 2006 compared to the same period in fiscal 2005 and 2004 due principally to timing of customer acceptance of services performed under ongoing contracts.

Revenue—Product Groups. For management reporting purposes, we organize our products and services into five groups: Galaxy™ Design Platform, Discovery™ Verification Platform, Intellectual Property, Design for Manufacturing, and Professional Services & Other.

Galaxy Design Platform. Our Galaxy Design Platform provides our customers a single, integrated IC design solution which incorporates common libraries and consistent timing, delay calculation and constraints throughout the design process.  The principal products in the Galaxy platform are the IC Compiler physical design solution, Design Compiler® logic synthesis product, Physical Compiler® physical synthesis product, Apollo™  physical design product, Astro™ advanced physical design system, PrimeTime®/PrimeTime® SI timing analysis products, Formality® formal verification sign-off solution, Star RXCT™ extraction solution and Hercules™ physical verification family.

Discovery Verification Platform. Our Discovery Verification Platform combines our simulation and verification products and design-for-verification methodologies, and provides a consistent control environment to improve the speed, breadth and accuracy of our customers’ verification efforts. The principal products in the Discovery platform are the VCS® comprehensive RTL verification solution, Vera® testbench generator, NanoSim® FastSPICE circuit simulation product, HSPICE® circuit simulator, our reusable verification IP and our Discovery AMS mixed-signal verification solution.

Intellectual Property. Our IP solutions include our DesignWare® Foundation Library of basic chip elements, DesignWare Verification Library of popular chip function models and DesignWare Cores, pre-designed and pre-verified digital and mixed-signal design blocks that implement many of the most important industry standards, including USB (1.1, 2.0 and On-the-Go), PCI (PCI, PCI-X and PCI-Express), Serial ATA, Ethernet and JPEG.

Design for Manufacturing. Our Design for Manufacturing products and technologies address the mask-making, yield enhancement and test chip challenges of very small geometry ICs and include our TCAD device modeling products, Proteus™ OPC /InPhase optical proximity correction products, phase-shift masking technologies, SiVL® layout verification product, CATS® mask data preparation product and Virtual Stepper® mask qualification product.

Professional Services & Other. Our Professional Services group provides consulting services, including design methodology assistance, specialized systems design services, turnkey design and training.

The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the last eight quarters. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance revenue, which represented approximately 11% and 15% of our total revenue for the three months ended January 31, 2006 and 2005, respectively, to the products to which those support services related.

	Q1-2006	Q4-2005	Q3 - 2005	Q2-2005	Q1 2005	Q4- 2004	Q3- 2004	Q2- 2004

Galaxy Design Platform	55%	54%	55%	55%	59%	60%	61%	64%

Discovery Verification
Platform	24	23	22	21	22	21	21	20
IP	6	8	7	8	6	6	7	6
Design for Manufacturing	10	10	11	10	10	9	7	7

Professional Services &
Other	5	5	5	6	3	4	4	3
Total	100%	100%	100%	100%	100%	100%	100%	100%

The respective revenue contributions from our different groups have been relatively stable over the eight-quarter period shown in the table above. This stability is principally due to the fact that most of our customers purchase multiple products from us, and do so under TSLs, for which we recognize revenue ratably over the term of the license. Accordingly, significant changes in revenue contribution from different groups have been driven primarily by one-time events, such as acquisitions, by the mix of upfront versus time-based orders received for certain products during a given quarter or, in the case of professional services, by the timing of customer acceptance of performance milestones under ongoing contracts.

Factors Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.  During the three months ended January 31, 2006 and January 31, 2005, we temporarily shut down our operations in North America for three days and four days, respectively, as a cost-saving measure, resulting in savings as follows:

	THREE MONTHS ENDED JANUARY 31,
	2006	2005
	(in thousands)
Cost of revenue	$705	$856
Research and development	1,508	1,889
Sales and marketing	890	1,169
General and administrative	430	514
Total	$3,533	$4,428

Functional Allocation of Operating Expenses

We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (as in the case of a workforce reduction or realignment) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

	JANUARY 31,		DOLLAR CHANGE	% CHANGE
	2006	2005
	(dollars in millions)
Three months ended
Cost of license revenue	$30.0	$24.9	$5.1	20%
Cost of maintenance and service revenue	16.6	17.0	(0.4)	(2)%
Amortization of intangible assets	8.6	28.1	(19.5)	(69)%
Total	$55.2	$70.0	$(14.8)	(21)%
Percentage of total revenue	21%	29%

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

Amortization costs.  See “Amortization of Intangible Assets” below for information regarding the amount of amortization charged to cost of revenue for the relevant periods.

The dollar decreases in total cost of revenue for the three months ended January 31, 2006 are primarily due to a decrease of $19.4 million in amortization of intangible assets as a result of certain intangible assets primarily acquired in the acquisition of Avant! Corporation being fully amortized in May 2005. This decrease is offset by an increase of (i) $2.5 million in stock compensation expense due to adoption of SFAS 123(R); (ii) $0.9 million in compensation and employee benefits due to our increased investment in personnel associated with acquisition of HPL during the quarter; and (iii) $1.4 million in corporate allocated expense including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005.

Operating Expenses

Research and Development

	JANUARY 31,		DOLLAR CHANGE	% CHANGE
	2006	2005
	(dollars in millions)
Three months ended	$87.6	$73.3	$14.3	20%
Percentage of total revenue	34%	30%

For the three months ended January 31, 2006, the increase is primarily due to an increase of (i) $8.1 million in stock compensation expense due to adoption of SFAS 123(R); (ii) $ 3.4 million in research and development personnel and related costs as a result of acquisitions, increased worldwide research and development headcount and other research and development spending; and (ii) $3.3 million in corporate allocated expenses including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005.

Sales and Marketing

	JANUARY 31,		DOLLAR CHANGE	% CHANGE
	2006	2005
	(dollars in millions)
Three months ended	$77.2	$84.1	$(6.9)	(8)%
Percentage of total revenue	30%	35%

For the three months ended January 31, 2006, the decrease is primarily due to a decrease of $12.1 million in variable compensation driven by shipments and reduced head count. This decrease is partially offset by an increase of (i) $4.7 million in stock compensation due to adoption of SFAS 123(R) for stock based compensation and (ii) $1.0 million in corporate allocated expense, including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005.

General and Administrative

	JANUARY 31,		DOLLAR CHANGE	% CHANGE
	2006	2005
	(dollars in millions)
Three months ended	$30.8	$25.0	$5.8	23%
Percentage of total revenue	12%	10%

The increase for the three months ended January 31, 2006 is primarily due to an increase of (i) $3.1 million in stock based compensation expense as a result of adoption of SFAS 123(R); and (ii) $4.0 million in professional service fees related primarily to audit activities, Sarbanes-Oxley Act compliance and litigation matters; these increases are partially offset by a decrease of $5.7 million in corporate allocated expenses including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005.

In-Process Research and Development.  We recorded a $0.8 million in-process research and development (IPRD) charge related to our acquisition of HPL in the three months ended January 31, 2006. At the date of the HPL acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition date. We recorded a $5.7 million in-process research and development (IPRD) charge related to our acquisition of ISE Integrated Systems Engineering AG (ISE) in the three months ended January 31, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets includes the amortization of the contract rights intangible associated with certain executor contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three months ended January 31, 2006.  Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	JANUARY 31,		DOLLAR CHANGE	% CHANGE
	2006	2005
	(dollars in millions)
Three months ended
Included in cost of revenue	$8.7	$28.1	$(19.4)	(69)%
Included in operating expenses	7.3	8.3	(1.0)	(12)%
Total	$16.0	$36.4	$(20.4)	(56)%
Percentage of total revenue	6%	15%

For the three months ended January 31, 2006, the decrease in amortization of intangible assets is primarily due to completion of amortization of intangible assets acquired in the acquisition of Avant!. See Note 4 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income, Net

	JANUARY 31,		DOLLAR CHANGE	% CHANGE
	2006	2005
	(dollars in millions)
Three months ended
Interest income, net	$3.0	$1.8	$1.2	66%
Gain (loss) on sale of investments, net of investment write-downs	—	(1.3)	1.3	100%
Foreign currency exchange gain(loss)	0.1	2.2	(2.1)	(95)%
Correction of an error in accounting for certain hedging transactions	—	3.0	(3.0)	(100)%
Other (1)	(1.3)	0.2	(1.5)	(750)%
Total	$1.8	$5.9	$(4.1)	(69)%

(1) For the three months ended January 31, 2006, this amount is comprised primarily of $0.8 million in premiums paid on foreign exchange forward contracts.

For the three months ended January 31, 2006, the decrease is primarily due to the effect of the correction of the error in Synopsys’ accounting under SFAS 133 of certain prior year foreign currency hedge transactions during the same period in fiscal 2005.  See Note 11 to Notes to Unaudited Condensed Consolidated Financial Statements.

Income Tax Rate

Effective Tax Rate. We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimates of annual pre-tax income (and losses), the geographic mix of pre-tax income (and losses) and our interpretations of tax laws and possible outcomes of current and future audits.

Our effective tax rate for the three months ended January 31, 2006 and 2005 was a tax expense rate of 43.9% and a tax benefit rate of 25.2% respectively due primarily to the fact that we had net income for the first quarter of fiscal 2006 compared to a net loss in the first quarter of fiscal 2005. The provision for income taxes for the three months ended January 31, 2006 includes a tax expense of $100,000 relating to foreign taxes which was treated as a discrete event allocable to the quarter. Based on current estimates of future earnings and items affecting our taxable income, we expect our effective tax rate for the fiscal year ending October 31, 2006 to be an expense rate of approximately 32.2%. There can be no assurance that these estimates will prove correct, however, and, as a result, our actual annual effective tax rate could be materially different than projected.

In November 2005, FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election.

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

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly years. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believes it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, our results of operations and financial condition could be materially and adversely affected.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from our cash generated from operations.  We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will satisfy our business requirements for at least the next twelve months. Cash, cash equivalents and short-term investments decreased $72.2 million, or 12%, to $514.3 million as of January 31, 2006 from $586.5 million as of October 31, 2005.

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

Cash provided by operations was $19.8 million for the three months ended January 31, 2006 compared to $142.1 million for the same period in fiscal 2005. The decrease of $122.3 million was comprised of (i) increase in payments to vendors of $60.2 million; (ii) increase in commission payments of $13.4 million, and (iii) a decrease in cash collections of $44.1 million for the three months ended January 31, 2006 when compared to the same period in fiscal 2005.

Accounts receivable, net of allowances, decreased $16.2 million to $84.0 million as of January 31, 2006 from $100.2 million as of October 31, 2005 as a result of strong collection efforts during the quarter. Days sales outstanding, calculated based on revenue for the three months ended January 31, 2006 and accounts receivable as of January 31, 2006, decreased to approximately 29 days as of January 31, 2006 from approximately 36 days as of October 31, 2005. The decrease in days sales outstanding is primarily due to a reduction in the level of accounts receivable, which in turn was driven by strong collections during the quarter and the increased amount of installment contract arrangements caused by our license model change.

Cash used in investing activities was $39.5 million for the three months ended January 31, 2006 compared to $72.8 million for the same period in fiscal 2005. The decrease of $33.3 million is primarily due to a decrease in cash used for acquisitions of $79.4 million, partially offset by an increase of (i) $44.9 million in payments made for purchase of short and long term investments, net of related proceeds of the short-term investments; and (ii) $1.2 million cash used for purchases of property and equipment.

Cash used in financing activities was $70.5 million for the three months ended January 31, 2006 compared to $37.9 million for the same period in fiscal 2005. The increase of $32.7 million is primarily due to an increase in purchases of shares of our common stock, partially offset by an $8.2 million increase in proceeds to Synopsys from sales of shares of our common stock pursuant to our employee stock option plans.

We hold our cash, cash equivalents and short-term investments in the U.S. and in foreign accounts, primarily Ireland, Bermuda and Japan. As of January 31, 2006, we held an aggregate of $418.7 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $95.5 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan, we currently maintain a policy under APB 23, Accounting for Income Taxes-Special Areas, of indefinitely reinvesting such funds outside of the U.S.

In April 2004, we entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant.  In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of January 31, 2006, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

Factors That May Affect Future Results

Our reported results of operations have been and will continue to be materially and adversely affected by our adoption of SFAS 123R.

Effective in the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)). Under SFAS 123R, we were required to adopt a fair value based method for measuring the compensation expense related to employee stock awards. This resulted in recognition of substantial additional compensation expense for the quarter and had a material adverse effect on our reported results of operations for the quarter. SFAS 123(R) will continue to cause recognition of substantial amounts of compensation expense relating to our employee stock options and employee stock purchase plans in future periods.

Weakness, budgetary caution or consolidation in the semiconductor and electronics industries may continue to negatively impact our business.

In recent years, we believe that EDA industry growth has been adversely affected by many factors, including ongoing efforts by semiconductor companies to control their spending, uncertainty regarding the long term growth rate of the semiconductor industry, excess EDA tool capacity at some customers and increased competition in the EDA industry itself. If these factors persist or expected semiconductor industry growth does not occur (or if we do not benefit from any such increases), our business, operating results and financial condition will be materially and adversely affected.

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

Competition in the EDA industry may have a material adverse effect on our business and financial results.

We compete with other EDA vendors that offer a broad range of products and services, primarily Cadence Design Systems, Inc. and Mentor Graphics Corporation, and with other EDA vendors that offer products focused on one or more discrete phases of the IC design process, such as Magma Design Automation, Inc, We also compete with customers’ internally developed design tools and capabilities. If we fail to compete effectively, our business will be materially and adversely affected. We compete principally on technology leadership, product quality and features (including ease-of use), time-to-results, post-sale support, interoperability with our own and other vendors’ products, price and payment terms. Additional competitive challenges include the following:

•                  Price continues to be a competitive factor. We believe that some EDA vendors are increasingly offering discounts, which could be significant. If we are unable to match a competitor’s pricing for a particular solution, we may lose business, which could have a material adverse effect on our financial condition and results of operations, particularly if the customer chooses to consolidate all or a substantial portion of their other EDA purchase with such competitor.

•                  Technology in the EDA industry evolves rapidly. Accordingly, we must correctly anticipate and lead critical developments, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products. If we fail to do so, our business will be materially and adversely affected.

•                  To compete effectively, we believe we must offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance. We have invested significant resources into further development of our Galaxy Design Platform, integration of our Discovery Verification Platform and enhancement of its System Verilog and other advanced features and development of our Design for Manufacturing and IP portfolios. We can provide no assurance that our customers will find these tool configurations more attractive than our competitors’ offerings or that our efforts to balance the interests of integration versus individual product performance will be successful.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2000 and 2001, on May 31, 2005 we received a Notice of Proposed Adjustment in which the IRS claimed a very large increase to our U.S. taxable income. On June 8, 2005, we received a Revenue Agent’s Report in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We have filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly years.

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

SoC and IC functionality continues to increase while feature widths decrease, substantially increasing the complexity, cost and risk of IC design and manufacturing. To address greater complexity, semiconductor designers and manufacturers demand continuous innovation from EDA suppliers. At the same time, as a general business trend, we believe customers and potential customers may be beginning to buy more products from fewer suppliers and at reduced overall prices in an effort to reduce overall cost and risk. In order to succeed in this environment, we must successfully meet our customers’ technology requirements, while also striving to reduce their overall costs and our own operating costs. Failure to manage these conflicting demands successfully would materially and adversely affect our financial condition and results of operations.

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

We have acquired a number of companies or their assets in recent years, including one in fiscal 2006 to date, four in fiscal 2005 and six during fiscal 2004, and, as part of our efforts to expand our product and services offerings, we expect to acquire additional companies in the future.

In addition to direct costs, acquisitions pose a number of risks, including:

•                  Potential negative impact on our earnings per share;

•                  Failure of acquired products to achieve projected sales;

•                  Problems in integrating the acquired products with our products;

•                  Difficulties in retaining key employees and integrating them into our company;

•                  Failure to realize expected synergies or cost savings;

•                  Delays caused by regulatory scrutiny;

•                  Drain on management time for acquisition-related activities;

•                  Assumption of unknown liabilities; and

•                  Adverse effects on customer buying patterns or relationships.

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

We issue stock options and maintain employee stock purchase plans as a key component of our overall compensation. There is growing pressure on public companies from stockholders, who must approve any increases in our stock option pool, generally to reduce our overhang or amount of outstanding and unexercised stock options. In addition, our adoption of new accounting rules that require us to recognize on our income statement compensation expense from employee stock options and our employee stock purchase plan may increase pressure to limit future option grants. These factors may make it more difficult for Synopsys to grant attractive equity-based packages in the future, which could adversely impact our ability to attract and retain key employees.

Stagnation of foreign economies, foreign exchange rate fluctuations and the increasingly global nature of our operations could adversely affect our performance.

During the first quarter of fiscal 2006 and fiscal 2005 we derived 49% and 48%, respectively, of our revenue from outside the United States; going forward, we expect our overall orders and revenue targets will continue to depend on substantial contributions from outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any stagnation of foreign economies would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

Our operating results are also affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when the U.S. dollar weakens relative to other currencies, including the Euro, the Japanese yen and the Canadian dollar, as a result of the conversion of expenses of our foreign operations denominated in foreign currencies into the dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge certain foreign currency exposures of our business, there can be no assurance our hedging activities will completely mitigate our foreign currency risks.

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

Our success depends in part upon protecting our proprietary technology. To protect this technology, we rely on agreements with customers, employees and others and on intellectual property laws worldwide. We can provide no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Moreover, certain foreign countries do not currently provide effective legal protection for intellectual property; our ability to prevent the unauthorized use of our products in those countries is therefore limited. For example, we are pursuing anti-piracy cases against several companies located in China. We have a policy of aggressively pursuing action against companies or individuals that wrongfully appropriate or use our products and technologies. However, there can be no assurance that these actions will be successful. If we do not obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, or cannot fully defend our intellectual property rights in certain jurisdictions, our business, financial condition and results of operations would be materially and adversely affected. In addition, intellectual property litigation is lengthy, expensive and uncertain and legal fees related to such litigation may reduce our net income.

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

Because our common stock is publicly traded on the Nasdaq stock market, we are subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, Nasdaq and the Public Company Accounting Oversight Board. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal controls over financial reporting and auditor attestation of that assessment in our annual reports. This effort has required, and will continue to require in the future, the commitment of significant financial and managerial resources. Although we believe that our ongoing review of our internal controls will enable us to provide favorable assessments of our internal controls and for our external auditors to provide their annual attestations in future SEC filings, as required by Section 404, we can give no assurance that these efforts will be completed on a timely and successful basis. For example, our annual report on Form 10-K for the fiscal year ended October 31, 2005 disclosed a material weakness in internal control over financial reporting. Any failure to complete a favorable assessment and obtain our auditors’ attestation could have a material adverse effect on our stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosure About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. Our exposure to market risk has not changed materially since October 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures. As of January 31, 2006 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. However, because our remediation of the material weakness identified in the fourth quarter of fiscal 2005, and described below is not yet complete, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, Synopsys’ disclosure controls and procedures were ineffective as of the end of the period covered by this report.

(b)         Changes in Internal Controls.   Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2005. As a result of such evaluation, management identified a material weakness in our internal control over financial reporting as of October 31, 2005 related to our accounting for income taxes. Specifically, our processes and procedures did not include adequate management oversight and review of our income tax accounting practices. As a result of the aforementioned material weakness, certain of our income tax accounting calculations and reserves contained errors which were, in aggregate, material. Specifically, (i) we did not appropriately consider the impact of existing tax reserves on the calculation of tax expense related to our repatriation of foreign earnings under the American Jobs Creation Act of 2004, thus overstating income tax expense and the related tax liability and (ii) upon expiration of the Federal statute of limitations, we did not reduce an existing tax reserve established upon consummation of a 2002 business combination, thus overstating tax reserves and goodwill as of October 31, 2005. These errors were corrected prior to the issuance of our 2005 consolidated financial statements.

We have taken the following actions to remediate the material weakness described above: (i) implemented additional recurring review procedures to help ensure compliance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, SFAS No. 5, Accounting for Contingencies, and other applicable rules and regulations with respect to tax matters, (ii) engaged external tax advisors to assist in the review of our income tax calculations, (iii) implemented controls with respect to tracking the statute of limitations, and (iv) increased contact and coordination between members of the Corporate Tax Department and the Vice President and Corporate Controller and other senior finance department management. In addition, we are working to complete the process of reorganizing and augmenting our tax department to improve communication, which we began in the first quarter of fiscal 2006. We expect to complete this reorganization and therefore to remediate the material weakness described above during fiscal 2006.

Other than as noted above, there were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with our December 1, 2004 announcement that we had signed agreements to acquire Nassda Corporation (Nassda) and to settle all outstanding litigation between the two companies, a class action complaint entitled Robert Israel v. Nassda Corporation, et. al., No. 4705695, was filed in the Court of Chancery of the State of Delaware naming Nassda, its directors and Synopsys as defendants. The complaint purported to be a class action lawsuit brought on behalf of shareholders of Nassda, other than the defendant directors and their affiliates, who allegedly would be injured or threatened with injury if the proposed acquisition of Nassda by Synopsys proceeded forward on the terms announced. A class action complaint alleging substantially the same facts was also filed in California Superior Court. The purported class actions sought to enjoin the transaction or, alternatively, unspecified damages. In May 2005, Synopsys completed its acquisition of Nassda. In

October 2005, the Chancery Court approved a settlement of the Delaware action by which Synopsys would pay an aggregate of $0.15 per share to each former shareholder of Nassda (other than the defendant directors and their affiliates), for a total of approximately $1.8 million, and would pay certain fees and expenses of plaintiff’s counsel. In December 2005, the plaintiffs in the Delaware action dismissed their complaint with prejudice and Synopsys paid the agreed-upon amounts. The California action was also dismissed with prejudice in December 2005, with each party bearing its own costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended January 31, 2006.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
October 30, 2005 through December 3, 2005	—	$—	—	$436,614,898
Month #2
December 4, 2005 through December 31, 2005	1,968,810	20.89	1,968,810	395,492,450
Month #3
January 1, 2006 through January 29, 2006	1,901,900	20.96	1,901,900	355,633,088
Total	3,870,710	$20.92	3,870,710	$355,633,088

(1) All months shown are Synopsys’ fiscal months.

All shares were purchased pursuant to a $500 million stock repurchase program originally approved by Synopsys’ Board of Directors in July 2001 and last renewed in December 2004. The Company uses all common shares repurchased to offset dilution caused by on going stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions.  Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors.

ITEM 5. OTHER INFORMATION

In December 2005 and January 2006, Synopsys granted an aggregate of 420,000 stock options to its executive officers (the “Performance Options”), including 255,000 options to the Chief Executive Officer and the four next most highly compensated executive officers whose fiscal 2005 salary and bonus exceeded $100,000 (the “Named Executive Officers”). All of such options were granted under Synopsys’ 1992 Stock Option Plan. The Performance Options vest as to 50% of the shares upon achievement of certain Synopsys financial targets for fiscal year 2006 and as to the remaining 50% upon achievement of certain financial targets for fiscal year 2007. Should the financial targets not be achieved, none of the Performance Options shall vest. Set forth below is information about the Performance Options granted to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted	Exercise Price ($ /Share)	Expiration Date
Aart J. de Geus	90,000	$20.73	12/6/2012
Chief Executive Officer and Chairman of the Board
Chi-Foon Chan	60,000	$20.73	12/6/2012
President and Chief Operating Officer
Vicki L. Andrews	30,000	$20.73	12/6/2012
Senior Vice President, Worldwide Sales
Antun Domic	40,000	$20.73	12/6/2012
Senior Vice President and General Manager, Implementation Group
Raul Camposano	35,000	$20.73	12/6/2012
Senior Vice President and General Manager, Silicon Engineering Group

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.18	Synopsys Deferred Compensation Plan dated November 14, 2004. (3)(4)

10.31	2005 Non-Employee Directors Equity Incentive Plan. (4)(5)

10.35	Executive Compensation Summary. (4)(6)

10.36	Form of Synopsys, Inc. Executive Operating Plan Incentive. (4)(7)

10.37	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan. (4)

10.38	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan. (4)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code.(8)

(1)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)	Incorporated by reference to the like referenced exhibit to Synopsys’ Current Report on Form 8-K filed on December 12, 2005.

(4)	Compensation plan or arrangement in which executive officer or director participates.

(5)	Incorporated by reference from exhibit to the Registration Statement of Form S-8 (Filed No. 333-125224) of Synopsys, Inc. filed with the Securities and Exchange Commission on May 25, 2005.

(6)	Incorporated by reference to the disclosure under Item 1.01 of Synopsys’ Current Report on Form 8-K filed on December 12, 2005.

(7)	Incorporated by reference to the like-referenced exhibit to Synopsys’ Current Report on Form 8-K filed on December 12, 2005.

(8)

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

SYNOPSYS, INC.

By:	/s/ Brian M. Beattie
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

Date: March 8, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.18	Synopsys Deferred Compensation Plan dated November 14, 2004. (3)(4)

10.31	2005 Non-Employee Directors Equity Incentive Plan. (4)(5)

10.35	Executive Compensation Summary. (4)(6)

10.36	Form of Synopsys, Inc. Executive Operating Plan Incentive. (4)(7)

10.37	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan. (4)

10.38	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan. (4)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code.(8)

(1)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)	Incorporated by reference to the like referenced exhibit to Synopsys’ Current Report on Form 8-K filed on December 12, 2005.

(4)	Compensation plan or arrangement in which executive officer or director participates.

(5)	Incorporated by reference from exhibit to the Registration Statement of Form S-8 (Filed No. 333-125224) of Synopsys, Inc. filed with the Securities and Exchange Commission on May 25, 2005.

(6)	Incorporated by reference to the disclosure under Item 1.01 of Synopsys’ Current Report on Form 8-K filed on December 12, 2005.

(7)	Incorporated by reference to the like-referenced exhibit to Synopsys’ Current Report on Form 8-K filed on December 12, 2005.

(8)

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