Form 10-Q
period 2006-04-30
SYNOPSYS INC
filed 2006-06-08
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

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

143,509,103 shares of Common Stock as of June 3, 2006

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

APRIL 30, 2006

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	April 30, 2006	October 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$294,931	$404,436
Short-term investments	239,609	182,070
Total cash, cash equivalents and short-term investments	534,540	586,506
Accounts receivable, net	138,325	100,178
Deferred income taxes	196,176	195,501
Income taxes receivable	48,223	48,370
Prepaid expenses and other current assets	23,173	16,924
Total current assets	940,437	947,479
Property and equipment, net	166,805	170,195
Long-term investments	6,542	8,092
Goodwill	735,175	728,979
Intangible assets, net	124,021	142,519
Long-term deferred income taxes	90,174	82,384
Other assets	68,606	61,828
Total assets	$2,131,760	$2,141,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$169,006	$231,359
Accrued income taxes	172,232	169,632
Deferred revenue	477,449	415,689
Total current liabilities	818,687	816,680
Deferred compensation and other liabilities	71,915	63,841
Long-term deferred revenue	42,683	42,019
Total liabilities	933,285	922,540
Stockholders’ equity:
Preferred Stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value; 400,000 shares authorized; 143,833 and 145,897 shares outstanding, respectively	1,438	1,459
Additional paid-in capital	1,293,783	1,263,952
Retained earnings	168,774	171,108
Treasury stock, at cost; 13,345 and 11,259 shares, respectively	(250,251)	(199,482)
Deferred stock compensation	—	(2,100)
Accumulated other comprehensive loss	(15,269)	(16,001)
Total stockholders’ equity	1,198,475	1,218,936
Total liabilities and stockholders’ equity	$2,131,760	$2,141,476

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenue:
Time-based license	$209,417	$175,781	$420,527	$362,065
Upfront license	25,959	17,183	34,326	27,981
Maintenance and service	39,403	51,375	80,115	95,597
Total revenue	274,779	244,339	534,968	485,643

Cost of revenue:
License (1)	32,457	23,245	62,446	48,135
Maintenance and services (1)	16,904	18,446	33,477	35,498
Amortization of intangible assets	6,494	28,032	15,153	56,065
Total cost of revenue	55,855	69,723	111,076	139,698

Gross margin	218,924	174,616	423,892	345,945

Operating expenses:
Research and development (1)	91,296	80,350	178,900	153,607
Sales and marketing (1)	85,725	80,916	162,914	165,045
General and administrative (1)	26,661	25,343	57,465	50,348
In-process research and development	—	—	800	5,700
Amortization of intangible assets	7,131	8,335	14,471	16,676
Total operating expenses	210,813	194,944	414,550	391,376

Operating income (loss)	8,111	(20,328)	9,342	(45,431)
Other income, net	1,032	1,322	2,827	7,271

Income (loss) before income taxes	9,143	(19,006)	12,169	(38,160)
Income taxes	3,768	(14,034)	5,097	(18,863)
Net income (loss)	$5,375	$(4,972)	$7,072	$(19,297)

Net income (loss) per share:
Basic	$0.04	$(0.03)	$0.05	$(0.13)
Diluted	$0.04	$(0.03)	$0.05	$(0.13)

Shares used in computing per share amounts:

Basic	143,352	144,801	144,172	145,429
Diluted	146,010	144,801	146,491	145,429

(1)Includes stock based compensation expense as follows:
Cost of license revenue	1,330	43	2,949	87
Cost of maintenance and service revenue	728	23	1,584	46
Research and development expense	6,385	325	14,535	665
Sales and marketing expense	3,722	137	8,432	276
General and administrative expense	1,737	32	4,833	64

See accompanying notes to unaudited condensed consolidated financial statements

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,072	$(19,297)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	57,974	99,974
Stock based compensation	32,333	1,138
In-process research and development	800	5,700
Deferred taxes	70	(23,220)
Write-down of long-term investments	1,336	2,564
Provision for or recovery of doubtful accounts	375	(2,757)
Net change in deferred gains and losses on cash flow hedges	93	(9,739)
Gain on sale of short-term investments	20	322
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(37,501)	7,182
Income taxes receivable	—	62
Prepaid expenses and other current assets	(6,051)	(2,502)
Other assets	(6,905)	(7,484)
Accounts payable and accrued liabilities	(67,276)	(14,065)
Accrued income taxes	(4,374)	(4,703)
Deferred revenue	61,315	89,556
Deferred compensation and other liabilities	7,397	7,877
Net cash provided by operating activities	46,678	130,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(11,894)	(91,293)
Proceeds from sales and maturities of short-term investments	136,093	201,800
Purchases of short-term investments	(194,084)	(151,410)
Purchases of long-term investments	(1,539)	—
Purchases of property and equipment	(23,136)	(21,436)
Capitalization of software development costs	(1,523)	(1,476)
Net cash used in investing activities	(96,083)	(63,815)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	38,428	17,208
Purchases of treasury stock	(99,026)	(85,139)
Net cash used in financing activities	(60,598)	(67,931)
Effect of exchange rate changes on cash and cash equivalents	498	(2,442)
Net decrease in cash and cash equivalents	(109,505)	(3,580)
Cash and cash equivalents, beginning of period	404,436	346,709
Cash and cash equivalents, end of period	$294,931	$343,129

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

Synopsys, Inc. (the “Company”) has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2005 on file with the Commission.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and material effects on the Company’s operating results and financial position may result.

Certain immaterial amounts in prior year financial statements have been reclassified to conform to the current year presentation. In particular, the Company has reclassified certain prior year amounts relating to stock-based compensation as detailed in the statements of operations, statements of cash flows and in Note 2.

The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s second fiscal quarter ended on the Saturday nearest to April 30 (i.e. April 29). Fiscal 2005 and 2006 are both 52-week years. Fiscal 2007 will be a 53 week fiscal year. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

2. STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

On November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (such as restricted stock) and stock appreciation rights. SFAS 123(R) supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company elected the modified prospective application method, under which prior periods are not restated for comparative purposes to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based payments granted through, but not yet vested as of October 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any share-based payments granted subsequent to October 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior to November 1, 2005, the Company accounted for its share-based compensation plans using the intrinsic value method under the recognition and measurement provisions of APB 25 and related guidance. Under the intrinsic value method, the Company did not recognize any significant amount of stock-based compensation expense in the Company’s consolidated statements of operations, as options granted under those plans had an exercise price equal to the market value on the date of grant.

The adoption of SFAS 123(R) has had a material effect on the Company’s reported financial results since October 31, 2005. The Company recorded approximately $13.8 million and $32.2 million of stock-based compensation expense related to its employees during the three and six months ended April 30, 2006, respectively, and another approximately $0.1 million related to restricted stock awards granted to non-employee board members during each of the respective periods.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and Employee Stock Purchase Plans awards under SFAS 123(R) and consistent with that used for pro forma disclosures under SFAS 123, Accounting for Stock-Based Compensation, prior to the adoption of SFAS 123(R). The Black-Scholes option pricing model was developed for use in estimating the fair value of short lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options are based on its historical experience.

During the second quarter of 2006, as a result of the semi-annual purchase period, the Company adjusted its prior estimated share-based compensation expense related to the stock purchase rights granted under the Employee Stock Purchase Plans to reflect the actual expense. In addition, the Company refined its methodology to estimate share-based compensation expense related to Employee Stock Purchase Plans awards during the current quarter. As a result of the change, share-based compensation expense related to Employee Stock Purchase Plans related was reduced by $2.1 million for the quarter ended April 30, 2006.

The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan for the three and six months ended April 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
Options	April 30, 2006	April 30,2005	April 30, 2006	April 30, 2005
Volatility	41.77% - 42.39%	50.87%	41.77% - 43.47%	50.87% - 53.98%
Expected term (years)	3.80	5.03	3.80	5.0
Risk free interest rate	4.61% - 4.91%	3.99%	4.29% - 4.91%	3.60% - 3.99%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$8.62	$8.68	$8.27	$8.89

ESPP
Volatility	21.62% - 40.33%	53.98%	21.62% - 51.54%	28.57% - 53.98%
Expected term (years)	.5 - 2.0	.5 - 2.0	.5 - 2.0	.5 - 2.0
Risk free interest rate	4.69% - 4.75%	2.68%	3.00% - 4.75%	2.68%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value	$7.96	$6.43	$6.87	$6.42

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123. The following table illustrates the effect on loss and net loss per share, net of tax effects, for the three and six months ended April 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to share-based awards.

	Three Months Ended	Six Months Ended
	April 30, 2005	April 30, 2005
	(in thousands, except per share amounts)
Net loss	$(4,972)	$(19,297)
Add: Share-based employee compensation expense included in reported net loss, as reported under APB 25, net of related tax effects	342	695
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(20,298)	(40,586)
Pro-forma net loss under SFAS 123	$(24,928)	$(59,188)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$(0.13)
Basic and diluted - pro forma	$(0.17)	$(0.40)

As of April 30, 2006, there was $100.6 million of unrecognized stock-based compensation expense. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The total intrinsic value of options exercised in the second quarter of fiscal 2006 and fiscal 2005 was $4.4 million and $0.8 million, respectively, and $7.4 million and $1.6 million for the six month period ended April 30, 2006 and 2005, respectively.

In March 2005, the Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123(R). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Accordingly, the Company recorded stock-based compensation as follows for the three and six months ended April 30, 2006 and 2005 (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Cost of license revenue	$1,330	$43	$2,949	$87
Cost of maintenance and service revenue	728	23	1,584	46
Research and development expense	6,385	325	14,535	665
Sales and marketing expense	3,722	137	8,432	276
General and administrative expense	1,737	32	4,833	64
Stock based compensation expense before taxes	13,902	560	32,333	1,138
Income tax benefit	(2,437)	(218)	(6,726)	(442)
Stock based compensation expense after taxes	$11,465	$342	$25,607	$696

Effect on net income per share:
Basic	$0.08	$—	$0.18	$—
Dilluted	$0.08	$—	$0.17	$—

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on November 1, 2005 the Company reclassified the balance in deferred compensation to additional paid-in capital on its balance sheet.

The Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows prior to the adoption of SFAS 123(R). SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. The Company recorded no excess tax benefits for the three and six months ended April 30, 2006.

Stock Benefit Plans

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the six-months ended April 30, 2006 and 2005, the Company issued 1,303,811 and 998,229 shares, respectively, under the ESPP at average per share prices of $13.67 and $13.43, respectively. As of April 30, 6,524,223 shares of common stock were reserved for future issuance under the ESPP.

Stock Option Plans

2006 Employee Equity Incentive Plan

On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (the “2006 Employee Plan”), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation as determined by the plan administrator. The 2006 Employee Plan also provides the ability to grant performance stock awards and performance cash awards. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. The Company expects that options granted under this plan will have a term of seven years.

As a result of approval of the 2006 Employee Plan, the Company’s 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan have been terminated as to future grants. Should any options currently outstanding under such plans and plans assumed by the Company in acquisitions (37,196,100 options as of April 30, 2006) expire unexercised, they shall become available for future grant under the 2006 Employee Plan.

An aggregate of 47,497,248 shares are reserved for issuance under the 2006 Employee Plan (inclusive of the options described in the prior paragraph).  An aggregate of 10,301,148 shares were available for future issuance under the 2006 Employee Plan as of April 30, 2006.

1992 Stock Option Plan

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), 38,866,356 shares of common stock were originally authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors (the “Board”) could grant either incentive or non-qualified stock options to purchase shares of common stock to employees or consultants, excluding non-employee directors at not less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1992 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. The 1992 Plan was terminated as to future grants in connection with approval of the 2006 Employee Plan. As of April 30, 2006, 9,182,719 stock options remained outstanding under this plan.

Under the 1992 Plan, in December 2005 and January 2006, certain executive officers of the Company were granted an aggregate total of 420,000 stock options whose vesting is contingent upon meeting Company-wide operating margin performance goals. These stock options were granted with exercise prices equal to the fair market value of the underlying common stock on the date of grant and contingently vest over two years and have contractual life of seven years. Stock-based compensation expense is recorded assuming that performance goals will be achieved.

1998 Non-Statutory Stock Option Plan

Under the Company’s 1998 Non-Statutory Stock Option Plan (the “1998 Plan”), 50,295,546 shares of common stock were originally authorized for issuance. Pursuant to the 1998 Plan, the Board could grant nonqualified stock options to employees or consultants, excluding executive officers. Exercisability, option price and other terms were determined by the Board but the option price could not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1998 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. The 1998 Plan was terminated as to future grants in connection with approval of the 2006 Employee Plan. As of April 30, 2006, 24,859,734 stock options remained outstanding under this plan.

2005 Assumed Stock Option Plan

Under the Company’s 2005 Assumed Stock Option Plan (formerly, the Nassda Corporation 2001 Stock Option Plan, the “2005 Plan”), an aggregate of 3,427,529 shares of common stock were originally authorized for issuance. Pursuant to the 2005 Plan, the Compensation Committee of the Board or its designee could grant nonqualified stock options to employees or consultants of the Company who either were (i) not employed by the Company or any of its subsidiaries on May 11, 2005 or (ii) providing services to Nassda Corporation (or any subsidiary corporation thereof) prior to May 11, 2005. Exercisability, option price and other terms were determined by the Board but the option price could not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 2005 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. The 2005 Plan was terminated as to future grant in connection with approval of the 2006 Employee Plan. As of April 30, 2006, 1,282,916 stock options remained outstanding under this plan.

2005 Non-Employee Directors Equity Incentive Plan

On May 23, 2005, the Company’s stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the “2005 Directors Plan”) and the reservation of 300,000 shares of common stock for issuance there under. The Directors Plan provides for annual equity awards to non-employee directors in the form of either stock options or restricted stock.  Stockholders approved a 450,000 share increase in the number of shares reserved for issuance under the Directors Plan on April 25, 2006. The Company issued non-employee directors an aggregate of 34,512 shares of restricted stock at market value with an aggregate value of approximately $0.8 million in April 2006. Total shares granted under the plan are 76,572 as of April 30, 2006. The stock-based compensation expense related to these shares will be amortized over the vesting period of three years. As of April 30, 2006, 673,428 shares of common stock were reserved for future grant under the Directors Plan.

1994 Non-Employee Directors Stock Option Plan

An aggregate of 1,080,162 stock options remain outstanding under the Company’s 1994 Non-Employee Directors Stock Option Plan, which expired as to future grants in October 2004.

Plans Assumed in Acquisitions

The Company has assumed certain option plans in connection with business combinations with respect to stock options outstanding at the time of such business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios. No shares are reserved for future grant under these plans.

Additional Information about Stock Options

The following table summarizes stock option activity during the three and six months ended April 30, 2006 under all plans:

	Options Available for Grant (1)	Options Outstanding	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (2)
	(in thousands, except per share and life amounts)
Balance at October 31, 2005	13,012	36,491	$19.92
Granted	(3,992)	3,992	$20.99
Exercised	—	(653)	$15.97
Canceled	592	(865)	$21.66
Balance at January 31, 2006	9,612	38,965	$20.06	5.41	$110,037

Options reserved for grant	359	—	—
Granted	(363)	363	$22.24
Exercised	—	(651)	$15.61
Canceled	693	(401)	$20.48
Balance at April 30, 2006	10,301	38,276	$20.15	5.17	$105,118$

Vested and expected to vest at April 30, 2006		37,331	$20.18	5.14	$102,261

Exercisable at April 30, 2006		26,923	$20.62	4.70	$70,309

(1) Excludes 673,428 shares reserved for future issuance under the 2005 Non-Employee Directors Equity Incentive Plan, which may be issued as restricted stock or stock options.

(2) The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.83 as of April 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2006.

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$ 0.05 - $16.50	7,029	4.85	$14.92	5,896	4.42	$14.88
$16.51 - $18.50	8,404	5.42	$17.43	3,459	4.93	$17.52
$18.51 - $20.50	6,041	4.33	$19.31	5,314	4.08	$19.36
$20.51 - $21.83	6,492	5.93	$21.15	2,657	4.96	$21.33
$21.84 - $25.00	5,902	5.21	$23.60	5,489	5.08	$23.63
$25.01 - $30.00	3,502	4.94	$28.04	3,319	4.78	$28.01
$30.00 and over	906	6.32	$31.42	789	6.14	$31.24
	38,276	5.17	$20.15	26,923	4.70	$20.62

The following table summarizes unvested restricted stock activity for the three and six months ended April 30, 2006.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands, except per share amounts)
Unvested shares at October 31, 2005	36	$17.83
Granted	—	$—
Vested	(3)	$17.83
Forfeited	—	$—
Unvested shares at March 31, 2006	33	$17.83
Granted	35	$21.73
Vested	(4)	$17.83
Forfeited	—	$—
Unvested shares at April 30, 2006	64	$19.94

3. BUSINESS COMBINATIONS

Acquisition of HPL Technologies, Inc. (HPL)

The Company acquired HPL on December 7, 2005.

Reasons for the Acquisition. The Company believes that the acquisition will help solidify the Company’s position as a leading EDA vendor in design for manufacturing (DFM) software and will give the Company a comprehensive design-to-silicon flow that links directly into the semiconductor manufacturing process. Integrating HPL’s yield management and test chip technologies into the Company’s industry-leading DFM portfolio is also expected to enable customers to increase their productivity and improve profitability in the design and manufacture of advanced semiconductor devices. The results of operations of HPL are included in the accompanying unaudited condensed consolidated statement of operations since the date of the acquisition. The Company does not consider the acquisition of HPL to be material to its results of operations, and therefore is not presenting pro forma statements of operations for the three and six months ended April 30, 2006 and 2005.

Purchase Price. The Company paid $11.0 million in cash on December 7, 2005 for all outstanding shares of HPL. In addition, the Company had a prior investment in HPL for $1.9 million. The total purchase consideration consisted of:

(in thousands)
Cash paid	$11,001
Prior investment in HPL	1,872
Acquisition-related costs	2,631
Total purchase price	$15,504

Acquisition-related costs of $2.6 million consist primarily of legal, tax and accounting fees of $1.3 million, $0.3 million of estimated facilities closure costs and other directly related charges, and $0.9 million in severance and other employee termination costs.  As of April 30, 2006, the Company had paid $2.1 million of the acquisition related costs, of which $1.0 million were for professional services costs, $0.2 million were for facilities closure costs and $0.9 million were for severance costs. The $0.5 million balance remaining at April 30, 2006 consists of professional and tax related service fees and facilities closure costs.

The Company has allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of approximately $9.4 million. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired:

(in thousands)
Assets acquired
Cash, cash equivalents and short-term investments	$107
Accounts receivable	1,026
Deferred tax assets	5,849
Identifiable intangible assets	8,500
Goodwill	9,378
Other assets	71
Total assets acquired	24,931
Liabilities assumed
Accounts payable and accrued liabilities	5,229
Income taxes payable	426
Deferred revenue	1,109
Deferred tax liabilities	3,463
Total liabilities acquired	10,227
Net assets acquired	14,704
In-process research and development	800
Purchase price	$15,504

Approximately $0.8 million of the purchase price represents the fair value of acquired in-process research and development projects that have not yet reached technological feasibility and have no alternative future use. Accordingly, the amount was immediately expensed and included in the statement of operations.

Goodwill and Intangible Assets. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized and is not deductible for tax purposes. The purchase price allocated to identifiable intangible assets is as follows:

	Intangible Asset (in thousands)	Estimated Useful Life (years)
Core/developed technology	$5,100	4
Customer relationships	3,200	4
Backlog	200	2
Total intangible assets acquired	$8,500

Amortization of the core/developed technology and backlog is included in cost of revenue and customer relationships in the operating expenses line items in the statements of operations for the three and six months ended April 30, 2006.

4.        GOODWILL AND INTANGIBLE ASSETS

The Company’s aggregate goodwill as of April 30, 2006 consist of:

(in thousands)
Balance at October 31, 2005	$728,979
HPL goodwill(1)	9,378
Adjustments(2)	(3,182)
Balance at April 30, 2006	$735,175

Intangible assets as of April 30, 2006 consist of:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Customer relationships	$140,140	$82,097	$58,043
Acquired core/developed technology	321,611	269,362	52,249
Contract rights/backlog	66,070	61,976	4,094
Other intangibles(3)	8,883	4,595	4,288
Covenants not to compete	12,744	10,743	2,001
Capitalized software development costs	12,111	8,765	3,346
Trademarks and trade names	18,007	18,007	—
Total intangible assets	$579,566	$455,545	$124,021

Intangible assets as of October 31, 2005 consist of:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Customer relationships	$136,940	$70,125	$66,815
Acquired core/developed technology	314,975	256,413	58,562
Contract rights / backlog	65,870	60,528	5,342
Other intangibles	7,883	3,051	4,832
Covenants not to compete	12,744	9,074	3,670
Capitalized software development costs	10,587	7,331	3,256
Trademarks and trade names	18,007	17,965	42
Total intangible assets	$567,006	$424,487	$142,519

Total amortization expense related to intangible assets is set forth in the table below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Customer relationships	$6,040	$5,454	$11,972	$10,908
Acquired core/developed technology	5,434	23,177	12,948	46,353
Contract rights/ backlog	533	4,822	1,448	9,644
Other intangibles	766	654	1,544	1,308
Covenants not to compete	835	760	1,669	1,526
Capitalized software development costs(4)	721	680	1,434	1,350
Trademarks and trade names	17	1,501	43	3,002
Total intangible assets	$14,346	$37,048	$31,058	$74,091

(1)    During the second quarter, the Company completed the valuation analysis of HPL’s tangible and intangible assets as well as a net operating loss study.  As a result of the final valuation analysis, goodwill was decreased by $0.5 million from the amount reported in the first quarter.  The net operating loss study resulted in $4.5 million decrease to goodwill and an equal and offsetting increase to net deferred tax assets from the amount reported in the first quarter.

(2)    Primarily relates to an adjustment for a tax reserve from a prior acquisition.

(3)    In the six months ended April 30, 2006, $1.0 million of contingent consideration was paid for intangible assets related to an acquisition of assets during fiscal 2005.

(4)    Amortization of capitalized software development is included in cost of license in the statements of operations.

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Six months ending October 31, 2006	$27,631
Fiscal Year
2007	48,379
2008	30,028
2009	13,753
2010	3,093
2011 and thereafter	1,137
Total estimated future amortization of intangible assets	$124,021

5.        STOCK REPURCHASE PROGRAM

The Company is authorized to repurchase up to $500 million of its common stock under a stock repurchase program previously established by the Company’s Board of Directors in 2001. The stock repurchase program had been renewed and replenished up to the $500 million maximum annually through December 2004. During the three and six months ended April 30, 2006, the Company repurchased approximately 0.8 million shares at an average price of $21.57 per share and 4.7 million shares at an average price of $21.04 per share, respectively, for a total repurchase of $99.0 million. During the three and six months ended April 30, 2005, the Company repurchased approximately 2.6 million shares at an average price of approximately $17.32 per share and 4.9 million shares at an average price of approximately $17.22 per share, respectively, for a total purchase of $85.1 million.  As of April 30, 2006, $337.6 million remained available for further purchases under the program.

6.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	April 30,	October 31,
	2006	2005
	(in thousands)
Payroll and related benefits	$105,466	$157,915
Acquisition-related costs	5,118	6,616
Other accrued liabilities	45,557	54,772
Accounts payable	12,865	12,056
Total accounts payable and accrued liabilities	$169,006	$231,359

7.        CREDIT FACILITY

In April 2004, the Company entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that the Company maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Euro dollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of April 30, 2006, the Company had no outstanding borrowings under this credit facility and was in compliance with all covenants.

8.        COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of comprehensive income (loss), net of tax:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$5,375	$(4,972)	$7,072	$(19,297)
Unrealized gain (loss) on investments, net of tax effect of $316 and $120 for the three and six months ended April 30, 2006, respectively, and of ($221) and ($136) for each of the same periods in fiscal 2005, respectively	(657)	347	(342)	214
Correction of error in accounting for certain hedging transactions, net of tax effect of $1,150 for the six months ended April 30, 2005(1)	—	—	—	(1,808)
Deferred gain (loss) on cash flow hedges, net of tax effect of ($17) and $390 for three and six months ended April 30, 2006, respectively, and $538 and ($1,236) for each of the same periods in fiscal 2005, respectively	57	(1,330)	(304)	1,893
Reclassification adjustment on deferred gain (loss) on cash flow hedges, net of tax effect of $59 and ($492) for the three and six months ended April 30, 2006, respectively, and $984 and $3,484 for each of the same periods in fiscal 2005, respectively	(194)	(2,430)	294	(6,426)
Foreign currency translation adjustment	183	(972)	1,083	(2,455)
Total comprehensive income (loss)	$4,764	$(9,357)	$7,803	$(27,879)

(1) See Note 11 for further explanation.

9.        NET INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, (“SFAS 128”) the Company computes basic income (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period (excluding the dilutive effect of stock options and unvested restricted stock).  Diluted income per share reflects the dilution of potential common shares outstanding during the period using the treasury stock method.  In computing diluted income (loss) per share, the Company adjusts the share count by assuming options are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical option exercises.  The Company further assumes that any unamortized stock based compensation is also used to repurchase shares. For shares issuable under the ESPP, the Company uses the average stock price and average ESPP withholdings to determine the incremental shares to be repurchased.

Diluted net income per share excludes anti-dilutive options and unvested restricted stock totaling 19.7 million and  30.2 million shares for the three months ended April 30, 2006 and 2005, respectively; and 23.4 million and 41.1 million shares for the six months ended April 30, 2006 and 2005, respectively.  While these options and unvested restricted stock are currently anti-dilutive, they could be dilutive in the future.

The table below reconciles the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share.

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Weighted-average common shares for basic net income (loss) per share	143,352	144,801	144,172	145,429
Weighted-average dilutive stock options, stock purchase rights and restricted stock outstanding under the treasury stock method	2,658	—	2,319	—
Weighted-average common shares for diluted net income (loss) per share	146,010	144,801	146,491	145,429

10.      SEGMENT DISCLOSURE

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach.” Under this method, management organizes the Company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.

The Company provides software, intellectual property and consulting services to the semiconductor and electronics industries. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region and product platform. The CODMs have determined that the Company operates in a single segment.

Revenue and property and equipment, net, related to operations in the United States and other geographic areas were:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Revenue:
United States	$139,819	$123,569	$273,158	$248,801
Europe	42,140	39,914	83,694	76,630
Japan	49,055	40,787	90,949	86,824
Asia Pacific and Other	43,765	40,069	87,167	73,388
Consolidated	$274,779	$244,339	$534,968	$485,643

	April 30, 2006	October 31, 2005
	(in thousands)
Property and equipment, net:
United States	$142,937	$146,885
Other	23,868	23,310
Consolidated	$166,805	$170,195

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Revenue:
Galaxy Design Platform	$141,296	$135,125	$284,174	$277,654
Discovery Verification Platform	64,021	50,619	125,479	102,748
Intellectual Property	20,878	18,703	37,707	34,048
Design for Manufacturing	34,129	25,105	60,886	48,563
Professional Service & Other	14,455	14,787	26,722	22,630
Consolidated	$274,779	$244,339	$534,968	$485,643

11.      OTHER INCOME (EXPENSE)

The following table presents a summary of other income (expense) components:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in thousands)
Interest income, net	$3,346	$1,980	$6,344	$3,773
(Loss) on sale of investments, net of write-downs	(1,336)	(1,311)	(1,350)	(2,599)
Foreign currency exchange (loss) gain	(349)	91	(248)	2,324
Foreign currency exchange gain from disallowed hedges	—	—	—	2,958
Other (1)	(629)	562	(1,919)	815
Total	$1,032	$1,322	$2,827	$7,271

(1)      For the six months ended April 30, 2006, this amount is comprised primarily of $1.2 million in premiums paid on foreign exchange forward contracts.

In the first quarter of fiscal 2005, the Company re-evaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging” (“SFAS 133”), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the Company’s hedging program. To correct the error, the Company reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the six months ended April 30, 2005.

12.   INCOME TAXES

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of current and future audits.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended April 30, 2006 and April 30, 2005:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(dollars in millions)

Income (loss) before income taxes	$9.1	$(19.0)	$12.2	$(38.2)
Provision for Income Tax	$3.8	$(14.0)	$5.1	$(18.9)
Effective Tax Rate	41.2%	73.8%	41.9%	49.4%

The provision for income taxes for the three months ended April 30, 2006 includes tax expense of $1.7 million relating to state taxes partially offset by a tax benefit of $0.2 million relating to the disqualifying dispositions of shares issued under the Company’s employee stock purchase plan and incentive stock option plan. The provision for income taxes for the six months ended April 30, 2006 includes a tax expense of $1.8 million relating to state and foreign taxes  partially offset by a tax benefit of $0.2 million relating to disqualifying dispositions.

Tax Effects of Stock Awards. In November 2005, FASB issued Financial Statement Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The Company expects to make such election by the end of fiscal 2006.

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

13.      RELATED PARTY TRANSACTIONS

Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, served on the Company’s Board of Directors from January 1999 to May 2005. Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 11%  and  12% of the Company’s total revenue for the three and six months ended April 30, 2006, respectively, and approximately 13% of the Company’s total revenue for both the three and six months ended April 30, 2005. Management believes all transactions between the two parties were carried out on an arm’s length basis.

14.      SUBSEQUENT EVENTS

On May 15, 2006, the Company closed its acquisition of Virtio Corporation, a developer of virtual platforms for embedded software development, in an all-cash transaction for aggregate cash consideration of $10.7 million, as well as up to $5.2 million relating to certain sales and employee retention milestones. The combination of the Company’s System Studio solution with Virtio’s virtual prototyping technology is expected to help accelerate systems to market by giving software developers the ability to begin code development earlier than with prevailing methods.

15.      EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board issued Statement No. 155 (“SFAS 155”) “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 provides a fair value measurement option for certain hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation. It is effective for the fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective November 1, 2006. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial position, results of operations or cash flows.

For the effect of other new accounting pronouncements, reference is made to Item 8. Note 13. “Effect of New Accounting Pronouncements” contained in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005. The Company has not adopted any new accounting pronouncements since October 31, 2005 except for SFAS 123(R) – see Footnote 2 “Stock-Based Compensation”.

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

Overview

Synopsys, Inc. (Synopsys) is a world leader in electronic design automation (EDA) software and related services for semiconductor design. We deliver technology-leading semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, we provide intellectual property (IP) and design services to simplify the design process, and accelerate time-to-market for our customers. Finally, we provide software and services that help customers prepare and optimize their designs for manufacturing.

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

Since the 2000 through 2002 semiconductor downturn and subsequent recovery, our customers have focused significantly on expense reductions, including their R&D budgets. This expense outlook has affected us in a number of ways. First, some customers have reduced their overall level of EDA expenditures by decreasing their level of EDA tool purchases, using older generations of product, or not renewing maintenance services. Second, customers bargain more intensely on pricing and payment terms, which has affected revenues industry-wide. For example, reduced demand for up-front licenses, and customers’ desire to conserve cash by paying for licenses over time resulted in a shift of our license mix to an almost completely ratable model on the fourth quarter of fiscal 2004, in which substantially more revenue is recognized over time rather than at the time of shipment. This shift adversely affected our total revenue in fiscal 2004 and 2005. Third, customers are beginning to seek to consolidate their EDA purchases with fewer suppliers in order to lower their overall cost of ownership while at the same time meeting new technology challenges. This has increased competition among EDA vendors.

Recognizing that our customers will continue to spend cautiously and aggressively contain costs, we are intensely focused on improving our customers’ overall economics of design by providing more fully-integrated design solutions and offering customers the opportunity to consolidate their EDA spending with us. Over the long term, we believe EDA industry spending growth will continue to depend on growth in semiconductor R&D spending and on continued growth in the overall semiconductor market. The Semiconductor Industry Association has forecasted modest growth in semiconductor revenues in 2006 and we believe semiconductor R&D spending will grow similarly during 2006. However, we cannot currently predict whether this outlook will contribute to higher EDA industry spending.

We are under no obligation (and expressly disclaim any obligation) to update or alter any of the information contained in this Overview, whether as a result of new information, future events or otherwise, except to the extent required by law.

Product Developments for the Three Months Ended April 30, 2006

During the second quarter of fiscal 2006, we announced or introduced a number of new products and related developments, including:

•              Availability of DesignWare® USB 2.0 nanoPHY intellectual property (IP) to our DesignWare IP library tailored specifically for low-power consumption, small chip area and high manufacturing yield and targeted at mobile, high volume consumer devices.

•              Availability of our Pilot Design Environment, a comprehensive, production-ready design flow with built-in methodologies and utilities to improve designer productivity and accelerate the tape-out of system-on-chip designs.

•              Our DesignWare verification IP became the first to support the System Verilog language and methodology, helping decrease the cost of testbench development, speed the time to reach coverage goals and reduce risk in order to meet project schedules.

•              We delivered the first completed design and verification flow based on the System Verilog language, helping increase IC designer performance and productivity and design schedule predictability.

Financial Performance for the Three Months Ended April 30, 2006

•              Revenue was $274.8 million, up 12% from $244.3 million in the second quarter of fiscal 2005, primarily reflecting increased time-based revenue from orders booked in prior periods which more than offset a decrease in service revenue during the current quarter.

•              Time-based license revenue increased 19% from $175.8 million in the second quarter of fiscal 2005 to $209.4 million in the current quarter, primarily reflecting the continuation of our almost completely ratable license model for an additional four quarters combined with increased business levels in earlier quarters.

•              Upfront license revenue increased 51% from $17.2 million in the second quarter of fiscal 2005 to $26.0 million in the current quarter due primarily to a single large perpetual license.

•              We derived approximately 11% of our software license revenue from upfront licenses and 89% from time-based licenses in the current quarter, versus approximately 9% and 91%, respectively, in the same quarter last year. The increase in upfront license fees as a percentage of total revenue was due primarily to the single large perpetual license described above.

•              Maintenance revenue declined by 24% from $34.8 million in the second quarter of fiscal 2005 to $26.4 million in the current quarter, primarily as a result of the shift to a more ratable license model (which reduces new maintenance orders since maintenance is included with the license fee in time-based licenses and not billed separately), and, to a lesser extent, by non-renewal of maintenance by some of our existing perpetual license customers. Professional service and other revenue, at $13.0 million, decreased 21% from $16.6 million in the second quarter of fiscal 2005 due to the timing of customer acceptance of services performed under ongoing contracts.

•              Net income was $5.4 million compared to net loss of $(5.0) million in the second quarter of fiscal 2005, primarily due to increased revenue and reduced cost of goods sold due to lower amortization of acquired intangible assets compared to the prior period, partially offset by increased research and development expense caused by acquisitions, increased sales and marketing expenses driven by shipments, an income tax provision being booked during the quarter versus a large benefit in the same period of fiscal 2005 and result of  recognition of stock-based compensation expense, due to adoption of SFAS 123(R).

•              We repurchased approximately 0.8 million shares of our common stock at an average price of approximately $22 per share for approximately $18.0 million.

•              Operating cash flow decreased 64% from $130.6 million in the six months ended April 30, 2005 to $46.7 million in the current period due to increased vendor, bonus and commission payments and lower customer collections compared to the same period in fiscal 2005.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes.  Our management believes that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented.  However, any differences between these judgments and estimates and actual results could have a material impact on our statement of operations and financial condition.  Critical accounting policies and estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require the most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies and estimates are those governing: (1) revenue recognition; (2) valuation of intangible assets and goodwill; (3) income taxes and; (4) stock-based compensation.  We describe our revenue recognition and stock-based compensation policies below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended October 31, 2005, filed with the SEC on January 12, 2006.

Revenue Recognition.   Synopsys recognizes revenue from software licenses and maintenance and service revenue. Software license revenue consists of fees associated with the licensing of Synopsys software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.

Synopsys has designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.”

With respect to software licenses, Synopsys utilizes three license types:

•              Technology Subscription Licenses (TSLs), are for a finite term, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. We bundle and do not charge separately for post-contract customer support (maintenance) for the term of the license.

•              Term licenses, are also for a finite term, but do not provide the customer any rights to receive, or to exchange licensed software for unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually for the balance of the term. The annual maintenance fee is typically calculated as a percentage of the net license fee.

•              Perpetual licenses, continue as long as the customer renews maintenance, plus an additional 20 years. Perpetual licenses do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually.

For the three software license types, we recognize revenue as follows:

•              TSLs.   Synopsys typically recognizes revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or, if later, as customer installments become due and payable. All TSLs are reported as “time-based licenses.”

•              Term Licenses.   Synopsys recognizes the term license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. These term licenses are reported as “upfront licenses.” For term licenses in which less than 75% of the term license fee is due within one year from shipment, Synopsys recognizes revenue as customer installments become due and payable. These due and payable term licenses are reported as “time-based licenses.”

•              Perpetual Licenses.   Synopsys recognizes the perpetual license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. These perpetual licenses are reported as upfront licenses. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize the revenue as customer installments become due and payable. These perpetual licenses are reported as time-based licenses.

Synopsys allocates revenue on software transactions (referred to as “arrangements”) involving multiple elements (i.e. a license element and a maintenance element) to each element based on the relative fair values of the elements. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when such element is sold separately.

We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to consulting. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method in accordance with SOP 98-9, we recognize revenue from maintenance ratably over the maintenance term, and we recognize revenue from consulting services as the related services are performed and accepted.

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

•              Delivery Has Occurred.   We deliver software to our customers physically or electronically. For physical deliveries, the standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes, or “keys,” that allow the customer to take immediate possession of the software on its hardware. We generally ship our software products promptly after acceptance of customer orders. However a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and our operational capacity to fulfill upfront software license orders at the end of a quarter.

•              The Fee is Fixed or Determinable.   Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require 75% or more of the arrangement fee to be paid within one year. Where these terms apply, we regard the fee as fixed or determinable, and recognize revenue upon delivery (assuming all other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, we recognize revenue ratably even if the fee is fixed or determinable, due to the fact that VSOE for maintenance services does not exist for a TSL and due to revenue recognition criteria relating to arrangements that include rights to receive unspecified future technology.

•              Collectibility is Probable.   To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments to us, we evaluate the customer’s financial position and ability to pay and typically assign a credit limit based on that review. We increase the credit limit only after we have established a successful collection history with the customer. If we determine at any time that collectibility is not probable based upon its credit review process or the customer’s payment history, we recognize revenue on a cash-collected basis.

We recognize maintenance and service revenue as follows:

•              Maintenance Fees Associated with Perpetual and Term Licenses.   Synopsys recognizes revenue from maintenance fees associated with perpetual and term licenses ratably over the maintenance term.

•              Professional Service Fees.   Synopsys recognizes revenue from consulting and training service fees as the services are performed and accepted.

Valuation of Stock-Based Compensation. Effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transaction using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and generally requires instead that these transactions be accounted for using a fair-value based method. Accordingly, we measure share-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the modified prospective method. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate and award cancellation rate. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period the changes are made.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services. Under current accounting rules and policies applicable to different kinds of license arrangements, we recognize revenue from orders we receive for software licenses and services at varying times. In general, we recognize revenue on a time-based software license order over the license term and on an upfront term or perpetual software license order at the time the license is shipped. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Maintenance orders generally generate revenue ratably over the maintenance period (normally one year). Professional service orders generally generate revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service revenue for the period. We derive time-based license revenue in any quarter almost entirely from TSL orders received and delivered in prior quarters. We derive upfront license revenue directly from upfront license orders booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue almost entirely from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked.

Our license revenue is very sensitive to the mix of time-based and upfront licenses delivered during the quarter. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, upfront licenses generate current quarter revenue but no future revenue (e.g., a $120,000 order for an upfront license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue). TSLs also result in a shift of maintenance revenue to time-based license revenue since maintenance is included in TSLs, while maintenance on upfront orders is charged and reported separately.

License Order Mix

The percentage of upfront licenses we book each quarter is driven by a number of factors, including the level of overall license orders, customer demand, preferred customer payment terms and customer-requested ship dates. Prior to August 2000, substantially all of our license revenue was upfront. Beginning in August 2000, when we introduced TSLs, we shifted our target license order mix to approximately 75% TSLs and 25% upfront licenses, based on our expectations of total orders and our assessment of the demand for upfront licenses. We substantially maintained this mix from this date through fiscal 2003. However, as a result of reduced customer demand for upfront licenses as noted above in Business Environment, we shifted to an almost completely time-based license model in the fourth quarter of fiscal 2004. Our actual license order mix for the last eight fiscal quarters is set forth below.

	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3-2004
Time-based licenses	92%	94%	96%	92%	94%	97%	93%	80%
Upfront licenses	8%	6%	4%	8%	6%	3%	7%	20%

In certain cases, our time-based and upfront license agreements provide the customer the right to “re-mix” a portion of the software initially licensed for other specified Synopsys products. The customer’s re-mix of product, when allowed under the license arrangement, does not alter the timing of recognition of the license fees paid by the customer. In these cases the customer does not need to obtain a new license and pay additional license fees to use the additional products. As a result, these arrangements could result in reduced revenue compared to licensing the individual products separately. However, we believe providing our customers re-mix rights assists in broader adoption of our products.

Total Revenue

	APRIL 30,		DOLLAR	%
	2006	2005	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$274.8	$244.3	$30.5	12%
Six months ended	$535.0	$485.6	$49.4	10%

The increases in total revenue for the current periods compared to the comparable periods in fiscal 2005 was due primarily to increased time-based orders booked in prior periods which continue to contribute revenue over their license term and an increase in upfront revenue caused principally by a single large perpetual license shipped in the current quarter.

Time-based License Revenue

	APRIL 30,		DOLLAR	%
	2006	2005	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$209.4	$175.8	$33.6	19%
Percentage of total revenue	76%	72%
Six months ended	$420.5	$362.1	$58.4	16%
Percentage of total revenue	79%	75%

The increase in time-based license revenue in the three and six months ended April 30, 2006 compared to the same periods in fiscal 2005 was primarily due to continuation of our almost completely ratable license model for an additional four quarters combined with increased business levels in earlier quarters.

Upfront License Revenue

	APRIL 30,		DOLLAR	%
	2006	2005	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$26.0	$17.2	$8.8	51%
Percentage of total revenue	9%	7%
Six months ended	$34.3	$28.0	$6.3	23%
Percentage of total revenue	6%	6%

The increase in upfront license revenue for the three and six months ended April 30, 2006 compared to the same periods in fiscal 2005 was primarily due to a single large perpetual license shipped in the current quarter.

Maintenance and Service Revenue

	APRIL 30,		DOLLAR	%
	2006	2005	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Maintenance revenue	$26.4	$34.8	$(8.4)	(24)%
Professional service revenue	13.0	16.6	(3.6)	(22)%
Total maintenance and service revenue	$39.4	$51.4	$(12.0)	(23)%
Percentage of total revenue	14%	21%

Six months ended
Maintenance revenue	$55.6	$71.0	$(15.4)	(22)%
Professional service revenue	24.5	24.6	(0.1)	—%
Total maintenance and service revenue	$80.1	$95.6	$(15.5)	(16)%
Percentage of total revenue	15%	20%

Our maintenance revenue has declined due to (i) the continued shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, (ii) generally lower maintenance rates on large perpetual transactions and, (iii) to a lesser extent, non-renewal of maintenance by certain customers on perpetual or other upfront licenses. With our license model shift, we expect progressively more of our maintenance revenue to be included in TSL revenue and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may continue to choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would adversely affect future maintenance revenue.

Professional service and other revenue decreased for the three months ended April 30, 2006 compared to the same period in fiscal 2005 due to timing of formal customer acceptance of performance milestones under ongoing projects. Because recognition of professional service revenue depends upon completion of contract milestones, customer schedules and other contract terms, our professional service revenue is likely to continue fluctuating from quarter to quarter.

Revenue—Product Groups. For management reporting purposes, we organize our products and services into five groups: Galaxy™ Design Platform, Discovery™ Verification Platform, Intellectual Property, Design for Manufacturing, and Professional Services & Other.

Galaxy Design Platform. Our Galaxy Design Platform provides our customers a single, integrated IC design solution which incorporates common libraries and consistent timing, delay calculation and constraints throughout the design process. The principal products in the Galaxy platform are the IC Compiler physical design solution, Design Compiler® logic synthesis product, Physical Compiler® physical synthesis product, Apollo™  physical design product, Astro™ advanced physical design system, PrimeTime®/PrimeTime® SI timing analysis products, Formality® formal verification sign-off solution, Star RXCT™ extraction solution and the Hercules™ physical verification family.

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

Intellectual Property. Our IP solutions include our DesignWare®Foundation Library of basic chip elements, DesignWare Verification Library of popular chip function models and DesignWare Cores, pre-designed and pre-verified digital and mixed-signal design blocks that implement many of the most important industry standards, including USB (1.1, 2.0 and On-the-Go), PCI (PCI, PCI-X and PCI-Express), Serial ATA, Ethernet and JPEG.

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

Professional Service & Other. Our Professional Service group provides consulting services, including design methodology assistance, specialized systems design services, turnkey design and training.

The following table summarizes the total revenue attributable to these groups as a percentage of total revenue for the last eight quarters based on the original products licensed and not accounting for the effects of customer re-mix. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance and service revenue, which represented approximately 14% and 21% of our total revenue for the three months ended April 30, 2006 and 2005, respectively, to the products to which those support services related.

	Q2- 2006	Q1-2006	Q4-2005	Q3 -2005	Q2-2005	Q1-2005	Q4- 2004	Q3- 2004

Galaxy Design Platform	52%	55%	54%	55%	55%	59%	60%	61%

Discovery Verification Platform	23	24	23	22	21	22	21	21
Intellectual Property	8	6	8	7	8	6	6	7
Design for Manufacturing	12	10	10	11	10	10	9	7

Professional Service & Other	5	5	5	5	6	3	4	4
Total	100%	100%	100%	100%	100%	100%	100%	100%

The respective revenue contributions from our different groups have been relatively stable over the eight-quarter period principally due to the fact that most of our customers purchase multiple products from us, and do so under TSLs, for which we recognize revenue ratably over the term of the license. Accordingly, significant changes in revenue contribution from different groups have been driven primarily by one-time events, such as acquisitions, by the mix of upfront versus time-based orders received for certain products during a given quarter or, in the case of professional services, by the timing of customer acceptance of performance milestones under ongoing contracts.

Factors Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.  During the six months ended April 30, 2006 and April 30, 2005, we temporarily shut down operations in North America for three days and four days, respectively, as a cost-saving measure, resulting in the following savings:

	Six Months Ended April 30,
	2006	2005
	(in thousands)
Cost of revenue	$705	$856
Research and development	1,508	1,889
Sales and marketing	890	1,169
General and administrative	430	514
Total	$3,533	$4,428

We did not shut down operations during the three months ended April 30, 2006 or 2005.

Functional Allocation of Operating Expenses

We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction or realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

	April 30,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended
Cost of license revenue	$32.5	$23.2	$9.3	40%
Cost of maintenance and service revenue	16.9	18.5	(1.6)	(9)%
Amortization of intangible assets	6.5	28.0	(21.5)	(77)%
Total	$55.9	$69.7	$(13.8)	(20)%
Percentage of total revenue	20%	29%
Six months ended
Cost of license revenue	$62.4	$48.1	$14.3	30%
Cost of maintenance and service revenue	33.5	35.5	(2.0)	(6)%
Amortization of intangible assets	15.2	56.1	(40.9)	(73)%
Total	$111.1	$139.7	$(28.6)	(20)%
Percentage of total revenue	21%	29%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue and amortization of intangible assets.  Expenses directly associated with providing consulting and training have been segregated from costs of revenue associated with internal functions which provide license delivery and post-customer contract support services.  These group costs are then allocated by management between cost of license revenue and cost of maintenance and service revenue based on revenue reported during the quarter.

Cost of license revenue.  Cost of license revenue includes costs associated with the sale and licensing of our software products, both time-based and upfront.  Cost of license revenue includes the allocated cost of employee salary and benefits for providing software delivery, including software production costs, product packaging, amortization of capitalized software development costs related to Synopsys products, and documentation and royalties payable to third party vendors.

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

Amortization of intangible assets.  See Amortization of Intangible Assets below for information regarding the amount of amortization charged to cost of revenue for the relevant periods.

For the three months ended April 30, 2006, the decrease in cost of revenue is primarily due to the decrease of $21.5 million in amortization of intangible assets as a result of certain intangible assets primarily acquired in the acquisition of Avant! Corporation being fully amortized in May 2005. This decrease is offset in part by increases of (i) $2.1 million in stock compensation expense due to adoption of SFAS 123(R); (ii) $2.0 million in compensation and employee benefits due to our increased investment in personnel during the quarter; and (iii) $2.3 million in corporate allocated expense including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses and increased headcount in this functional area.

For the six months ended April 30, 2006, the decrease in cost of revenue is primarily due to the decrease of $40.9 million in amortization of intangible assets as a result of certain intangible assets primarily acquired in the acquisition of Avant! Corporation being fully amortized in May 2005. This decrease is offset in part by increases of (i) $4.5 million in stock compensation expense due to adoption of SFAS 123(R); (ii) $3.0 million in compensation and employee benefits due to our increased investment in personnel during the six months ended April 30, 2006; and (iii) $3.7 million in corporate allocated expense including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses and increased headcount in this functional area.

Operating Expenses

Research and Development

	April 30,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended	$91.3	$80.4	$10.9	14%
Percentage of total revenue	33%	33%
Six months ended	178.9	$153.6	25.3	16%
Percentage of total revenue	33%	32%

For the three months ended April 30, 2006, the increase is primarily due to (i) $6.4 million in stock compensation expense due to adoption of SFAS 123(R);  (ii) an increase of $1.8 million in research and development personnel and related costs as a result of acquisitions and (iii) an increase of $3.3 million in corporate allocated expenses including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005 as a result of increased corporate-wide allocable expenses and increased headcount in this functional area.

For the six months ended April 30, 2006, the increase is primarily due to (i) $14.5 million in stock compensation expense due to adoption of SFAS 123(R); (ii) an increase of $5.4 million in research and development personnel and related costs as a result of acquisitions and (iii)  an increase of $6.4 million in corporate allocated expenses including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005 as a result of increased corporate-wide allocable expenses and increased headcount in this functional area.

Sales and Marketing

	April 30,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended	$85.7	$80.9	$4.8	6%
Percentage of total revenue	31%	33%
Six months ended	162.9	$165.0	$(2.1)	(1)%
Percentage of total revenue	30%	34%

For the three months ended April 30, 2006, the increase is primarily due to (i) $3.7 million in stock compensation expense due to adoption of SFAS 123(R); (ii) an increase of $3.2 million in sales commissions and other business performance related compensation resulting from increased shipments in the three months ended April 30, 2006 compared to the same period in fiscal 2005; and (iii) an increase of $1.0 million in corporate allocated expenses including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses. This increase is partially offset by a decrease of $1.9 million in sales and marketing personnel and related costs in the three months ended April 30, 2006 compared to the same period in fiscal 2005.

For the six months ended April 30, 2006, the decrease is primarily due to (i) $8.9 million in sales commissions and other business performance related compensation resulting from lower shipments and (ii) $1.5 million in sales and marketing personnel and related costs in the six months ended April 30, 2006 compared to the same period in fiscal 2005. This decrease is partially offset by a increase of (i) $8.4 million in stock compensation expense due to adoption of SFAS 123(R); and (ii)  an increase of $1.8 million in corporate allocated expenses including human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses.

General and Administrative

	April 30,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended	$26.7	$25.3	$1.4	6%
Percentage of total revenue	10%	10%
Six months ended	$57.5	$50.3	$7.2	14%
Percentage of total revenue	11%	10%

For the three months ended April 30, 2006, the increase is primarily due to (i) $1.7 million in additional stock compensation expense due to adoption of SFAS 123(R); (ii) an increase of $1.7 million in facilities costs due to higher property taxes; (iii) an increase of $2.5 million in professional services related to litigation matters, audit activities, Sarbanes Oxley Act compliance and tax services, (iv) a reduction of $2.0 million in bad debt reserve taken in fiscal 2005 but not taken in fiscal 2006. This increase in the current quarter is partially offset by $6.4 million in corporate allocated expenses including human resources, information technology and facilities costs allocated out of this line item compared to the same period in fiscal 2005 driven by headcount.

For the six months ended April 30, 2006, the increase is primarily due to (i) $4.8 million in additional stock compensation expense due to adoption of SFAS 123(R); (ii) an increase of $2.2 million in facilities costs due to higher property taxes; (iii) an increase of $6.6 million in professional services related to litigation matters, audit activities, Sarbanes Oxley Act compliance and tax services; (iv) a reduction of $2.8 million in bad debt reserve taken in fiscal 2005 but not taken in fiscal 2006; and (v) an increase of $1.5 million in communication charges. This increase is partially offset by $11.7 million in corporate allocated expenses including human resources, information technology and facilities costs allocated out of this line item compared to the same period in fiscal 2005 driven by headcount.

In-Process Research and Development.  We recorded a $0.8 million in-process research and development (IPRD) charge related to our acquisition of HPL in the six months ended April 30, 2006. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition date. We recorded a $5.7 million IPRD charge related to our acquisition of ISE Integrated Systems Engineering AG (ISE) in the six months ended April 30, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets includes the amortization of the contract rights associated with certain executor contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three and six months ended April 30, 2006.  Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	April 30,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$6.5	$28.0	$(21.5)	(77)%
Included in operating expenses	7.1	8.3	(1.2)	(14)%
Total	$13.6	$36.3	$(22.7)	(63)%
Percentage of total revenue	5%	15%

Six months ended
Included in cost of revenue	$15.2	$56.1	$(40.9)	(73)%
Included in operating expenses	14.5	16.7	(2.2)	(13)%
Total	$29.7	$72.8	$(43.1)	(59)%
Percentage of total revenue	6%	15%

For the three and six months ended April 30, 2006, the decrease in amortization of intangible assets is primarily due to completion of certain amortization of intangible assets acquired in the acquisition of Avant!. See Note 4 to Notes to Unaudited Condensed Consolidated Financial Statements, above, for a schedule of future amortization amounts.

Other Income (Expense), Net

	April 30,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended
Interest income, net	$3.3	$2.0	$1.3	65%
Gain (Loss) on sale of investments, net of write-downs	(1.3)	(1.3)	—	—%
Foreign currency exchange gain (loss)	(0.4)	—	(0.4)	100%
Foreign currency exchange gain from disallowed hedges	—	—	—	—
Other	(0.6)	0.6	(1.2)	(200)%
Total	$1.0	$1.3	$(0.3)	(23)%

Six months ended
Interest income, net	$6.3	$3.8	$2.5	66%
(Loss) on sale of investments, net of write-downs	(1.4)	(2.6)	1.2	46%
Foreign currency exchange gain (loss)	(0.2)	2.3	(2.5)	109%
Foreign currency exchange gain from disallowed hedges	—	3.0	(3.0)	100%
Other (1)	(1.9)	0.8	(2.7)	(338)%
Total	$2.8	$7.3	$(4.5)	(62)%

(1) For the six months ended April 30, 2006, this amount is comprised primarily of $1.2 million in premiums paid on foreign exchange forward contracts.

For the six months ended April 30, 2005, the increase in total Other Income (Expense), net is primarily due to the effect of the correction of the error in Synopsys’ accounting under SFAS 133 of certain prior year foreign currency hedge transactions.  See Note 11 to Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes

Effective Tax Rate

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of current and future audits.

The following table presents our provision for income taxes and the effective tax rates for the three and six months ended April 30, 2006 and April 30, 2005:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(dollars in millions)
Income (loss) before income taxes	$9.1	$(19.0)	$12.2	$(38.2)
Provision for Income Tax	$3.8	$(14.0)	$5.1	$(18.9)
Effective Tax Rate	41.2%	73.8%	41.9%	49.4%

The provision for income taxes for the three months ended April 30, 2006 includes a tax expense of $1.7 million relating to state taxes partially offset by a tax benefit of $0.2 million relating to the disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock option plan. The provision for income taxes for the six months ended April 30, 2006 includes a tax expense of $1.8 million relating to state and foreign taxes partially offset by a tax benefit of $0.2 million relating to certain disqualifying dispositions.

Tax Effects of Stock Awards. In November 2005, FASB issued Financial Statement Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We expect to make such election by the end of fiscal 2006.

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

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly years. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that Synopsys thus has meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, our results of operations and financial condition could be materially and adversely affected.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from cash generated from our operations.  We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will satisfy our business requirements for at least the next twelve months. Our cash, cash equivalents and short-term investments decreased $52 million, or 9%, to $534.5 million as of April 30, 2006 from $586.5 million as of October 31, 2005.

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

Cash provided by operations was $46.7 million for the six months ended April 30, 2006 compared to $130.6 million for the same period in fiscal 2005. The decrease of $83.9 million was driven primarily by (i) a reduction of $22.8 million in cash collected from customers; and (ii) an increase of $53.2 million in cash used to satisfy vendors and other liabilities, of which $10.8 million related to commission payments when compared to the same period in fiscal 2005.

Accounts receivable, net of allowances, increased $38.1 million to $138.3 million as of April 30, 2006 from $100.2 million as of October 31, 2005 as a result of increased billings under TSLs during the quarter. Days sales outstanding, calculated based on revenue for the six months ended April 30, 2006 and accounts receivable as of April 30, 2006, increased to approximately 46 days as of April 30, 2006 from approximately 36 days as of October 31, 2005. The increase in days sales outstanding is primarily driven by the increase in the accounts receivable balance during the six months ended April 30, 2006.

Cash used in investing activities was $96.1 million for the six months ended April 30, 2006 compared to $63.8 million for the same period in fiscal 2005. The $32.3 million increase in cash used is primarily due to an increase of $109.9 million in cash used for purchases of short term and long term investments, net of related proceeds from sale of short term investments, partially offset by a decrease of $79.4 million in cash used for acquisitions when compared to the same period in fiscal 2005.

Cash used in financing activities was $60.6 million for the six months ended April 30, 2006 compared to $67.9 million for the same period in fiscal 2005. The decrease in cash used of $7.3 million is primarily due to an increase of $21.2 million in proceeds from issuance of shares of our common stock pursuant to our employee stock option plans, partially offset by an increase of $13.9 million in purchases of shares of our common stock on the open market.

We hold our cash, cash equivalents and short-term investments in the U.S. and in foreign accounts. As of April 30, 2006, we held an aggregate of $434.1 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $100.4 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan, we currently maintain a policy under APB 23, “Accounting for Income Taxes-Special Areas,” of indefinitely reinvesting such funds outside of the U.S.

In April 2004, we entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Euro dollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant.  In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of April 30, 2006, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

Factors That May Affect Future Results

Our reported results of operations have been and will continue to be materially and adversely affected by our adoption of SFAS 123(R).

Effective in the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under SFAS 123R, we were required to adopt a fair value based method for measuring the compensation expense related to employee stock awards. This resulted in recognition of substantial additional compensation expense for the first and second fiscal quarters and had a material adverse effect on our reported results of operations for these quarters. SFAS 123(R) will continue to cause recognition of substantial amounts of compensation expense relating to our employee stock options and employee stock purchase plans in future periods.

Weakness, budgetary caution or consolidation in the semiconductor and electronics industries may continue to negatively impact our business.

In recent years, we believe that EDA industry growth has been adversely affected by many factors, including ongoing efforts by semiconductor companies to control their spending, uncertainty regarding the long-term growth rate of the semiconductor industry, excess EDA tool capacity of some of our customers and increased competition in the EDA industry itself causing pricing pressure on EDA vendors. If these factors persist or semiconductor industry growth does not occur (or if we do not benefit from any such increases), our business, operating results and financial condition will be materially and adversely affected.

We also believe that, over the long term, growth in EDA spending will continue to depend on growth in semiconductor R&D spending and continued growth in the overall semiconductor market. However, we cannot predict the timing or magnitude of growth in semiconductor revenues, R&D spending or spending on EDA products, nor whether we will benefit from any of these increases should they occur. For example, although the semiconductor industry grew by 29% in 2004 and 7% in 2005, EDA industry revenue during this period was below these growth levels.

Competition in the EDA industry may have a material adverse effect on our business and financial results.

We compete with other EDA vendors that offer a broad range of products and services, primarily Cadence Design Systems, Inc. and Mentor Graphics Corporation and with other EDA vendors that offer products focused on one or more discrete phases of the IC design process, such as Magma Design Automation, Inc. We also compete with customers’ internally developed design tools and capabilities. If we fail to compete effectively, our business will be materially and adversely affected. We compete principally on technology leadership, product quality and features (including ease-of use), time-to-results, post-sale support, interoperability with our own and other vendors’ products, price and payment terms.

Additional competitive challenges include the following:

•              Price continues to be a competitive factor. We believe that some EDA vendors are increasingly offering discounts, which could be significant. If we are unable to match a competitor’s pricing for a particular solution, we may lose business, which could have a material adverse effect on our financial condition and results of operations, particularly if the customer chooses to consolidate all or a substantial portion of their other EDA purchase with the competitor.

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

•      A number of mergers in the semiconductor and electronics industries have occurred and more are likely. Mergers can reduce the aggregate level of purchases of EDA software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Synopsys.

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

Our provision for taxes could increase as a result of risks associated with international operations and changes in management judgments, which increase would reduce our net income.

We conduct our business in many countries and are subject to taxation in many jurisdictions. We are therefore subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. In addition, the application of tax law is subject to legal and factual interpretation, judgment, and uncertainty and tax laws themselves are subject to change. Also, our interim estimates of our annual income tax provision and effective tax rate are based upon management’s estimates of Synopsys’ annual pre-tax income or losses and the geographic mix of pre-tax income or losses and upon our interpretations of tax laws and our predictions of the outcomes of current and future tax audits. Should any such interpretations, judgments or estimates prove inaccurate for any reason, or if domestic or foreign taxing authorities impose assessments or penalties, our provision for taxes could increase which would decrease our net income.

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination could have a material adverse effect on our results of operations and financial condition.

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

•      Our revenue and earnings targets over a number of fiscal periods assume a certain level of orders and a certain mix between upfront and time-based licenses. The amount of orders received and changes in the mix due to factors such as the level of overall license orders, customer demand, preferred customer payment terms and requested customer ship dates could have a material adverse effect on our revenue and earnings. For example, if we ship more upfront licenses than expected during any given fiscal period, our revenue and earnings for that period could be above our targets even if orders are below target; conversely, if we ship fewer upfront licenses than expected our revenue and earnings for that period could fall below our targets even if orders meet or even exceed our target. Similarly, if we receive a lower-than-expected level of time-based license orders during a given period, our revenue in future periods could be negatively affected.

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

•      We often amend our contracs with our customers to extend the term or add new products. Although these amendments can provide a longer-term payment stream from the customers, they can also result in a lower amount of revenue being recognized per year than under the original arrangement even if the total value of the extended contract is larger.

•      Certain of our upfront and time-based license agreements provide the right to re-mix a portion of the software initially subject to the license for other specified Synopsys products. For example, a customer may use our front-end design products for a portion of the term of its license and then re-mix the products for back-end placement software for the remainder of the term in order to complete the customer’s IC design. While this practice helps assure the customer’s access to the complete design flow needed to manufacture its product, use of these arrangements could result in reduced revenue compared to licensing the individual tools separately.

•      In the past, we have regularly received a significant proportion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of one or more orders, particularly an upfront order, could have a material adverse effect on our bookings, revenue and earnings for that quarter.

•      Our customers spend a great deal of time reviewing and testing our products, either alone or against competing products, before making a purchase decision. Accordingly, our customers’ evaluation and purchase cycles may not match our fiscal quarters. Further, sales of our products and services may be delayed if customers delay project approvals or starts because of budgetary constraints or their budget cycles.

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

Customer payment defaults or related issues could adversely affect our financial condition and results of operations.

Our backlog consists principally of customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenue and cash flow if the customer defaults or declares bankruptcy and fails to pay amounts owed. In these cases, we will generally take legal action to recover amounts owed. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Though we have not, to date, experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and results of operations.

Businesses we have acquired or that we may acquire in the future may not perform as we project.

We have acquired a number of companies or their assets in recent years and as part of our efforts to expand our product and services offerings we expect to make additional acquisitions in the future.

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

While we review proposed acquisitions carefully and strive to negotiate terms that are favorable to us, we can provide no assurance that any acquisition will positively affect our future performance. Furthermore, if we later determine we cannot use or sell an acquired product or technology, we could be required to write down the goodwill and intangible assets associated with the product or technology; these write-downs, if significant, could have a material adverse effect on our results of operations.

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

During the first half of fiscal 2006 and all of fiscal 2005 we derived 49% of our revenue from outside the United States; going forward, we expect our overall orders and revenue targets will continue to depend on substantial contributions from outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any stagnation of foreign economies would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

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

Despite extensive testing prior to releasing our products, software products frequently contain errors or defects, especially when first introduced, when new versions are released or when integrated with technologies developed by acquired companies. Product errors could affect the performance or interoperability of our products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance or perception of our products. In addition, allegations of IC manufacturability issues resulting from use of our IP products could, even if untrue, adversely affect our reputation and our customers’ willingness to license IP products from us. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose customers, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition.

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

In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal controls over financial reporting and auditor attestation of that assessment in our annual reports. This effort has required, and will continue to require in the future, the commitment of significant financial and managerial resources. Although we believe that our ongoing review of our internal controls will enable us to provide favorable assessments of our internal controls and for our external auditors to provide their annual attestations in future SEC filings, we can give no assurance that this will always be the case. For example, our annual report on Form 10-K for the fiscal year ended October 31, 2005 disclosed a material weakness in internal control over financial reporting. Any failure to complete a favorable assessment and obtain our auditors’ attestation could have a material adverse effect on our stock price.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. As of April 30, 2006 (the “Evaluation Date”), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of

Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. However, because our remediation of the material weakness identified in the fourth quarter of fiscal 2005 and described below is not yet complete, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, Synopsys’ disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

We have taken the following actions to remediate the material weakness described above: (i) implemented additional recurring review procedures to help ensure compliance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” SFAS No. 5, “Accounting for Contingencies,” and other applicable rules and regulations with respect to tax matters, (ii) engaged external tax advisors to assist in the review of our income tax calculations, (iii) implemented controls with respect to tracking the statute of limitations, and (iv) increased contact and coordination between members of the Corporate Tax Department and the Vice President and Corporate Controller and other senior finance department management. We are working to complete the process of reorganizing and augmenting our tax department to improve communication, which we began in the first quarter of fiscal 2006. In particular, during the second quarter we improved and increased staffing within the Corporate Tax Department, completed implementing most of the controls and procedures described above and reviewed the results of our engagement of external tax advisors. We expect to complete these measures, and therefore to complete remediation the material weakness described above, during the remainder fiscal 2006.

Other than as noted above, there were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM IA. RISK FACTORS

This item is not applicable to Synopsys until the first Quarterly Report on Form 10-Q filed after Synopsys files its Annual Report on Form 10-K for its fiscal year ended October 31, 2006. Please see “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation-Factors That May Affect Future Results” in Part 1 of this report for information regarding risk factors applicable to Synopsys.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended April 30, 2006.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
January 29, 2006 through March 4, 2006	469,900	$21.5785	469,900	$345,493,366
Month #2
March 5, 2006 through April 1, 2006	215,000	21.3661	215,000	340,899,653
Month #3
April 2, 2006 through April 29, 2006	151,634	21.8378	151,634	337,588,295
Total	836,534	$21.5709	836,534	$337,588,295

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders at our Mountain View, California offices on April 25, 2006.  Four matters were submitted to, and approved by, stockholders, as set forth below.

1.      The stockholders elected eight directors to our Board of Directors, to hold office for a one-year term and until their successors are elected. The votes regarding this matter were as follows:

	Total Votes For Each Director	Total Votes Withheld From Each Director	Broker Non-Votes
Aart J. de Geus	116,361,810	12,991,452	0
Chi-Foon Chan	116,316,829	13,036,433	0
Bruce R. Chizen	114,578,370	14,774,892	0
Deborah A. Coleman	107,855,053	21,498,209	0
A. Richard Newton	47,487,791	81,865,471	0
Sasson Somekh	109,823,270	19,529,992	0
Roy Vallee	109,822,336	19,530,926	0
Steven C. Walske	112,789,011	16,564,251	0

2.     The stockholders approved our 2006 Employee Equity Incentive Plan and the reservation of 47,497,248 shares of common stock for issuance thereunder. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
81,540,372	30,737,229	181,677	16,893,984

3.     The stockholders approved an amendment to our 2005 Non-Employee Directors Equity Incentive Plan (the 2005 Directors Plan) to (a) provide that the expiration date of the 2005 Directors Plan shall be the day immediately preceding the date of our 2010 Annual Meeting of Stockholders and (b) reserve an additional 450,000 shares of common stock for issuance under the 2005 Directors Plan. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
84,329,307	28,278,320	191,498	16,554,137

4.    The stockholders approved a proposal to ratify the appointment of KPMG LLP as our independent auditors for the

2006 fiscal year. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
125,852,323	3,469,516	31,423	0

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.16	Employee Stock Purchase Plan, as amended (3)

10.17	International Employee Stock Purchase Plan, as amended (3)

10.20	Form of Executive Employment Agreement dated October 1, 1997 (4)

10.31	2005 Non-Employee Directors Equity Incentive Plan (5)

10.36	Form of Executive Change of Control Severance Benefit Plan (3)

10.37	Form of First Amendment to the Employment Agreements with the Chairman and Chief Executive Officer, and President and Chief Operating Officer (3)

10.38	Form of FY06 Individual Compensation Plan (3)

10.39	2006 Employee Equity Incentive Plan (5)

10.40	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code.(6)

(1)         Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)         Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)         Incorporated by reference to exhibit to Synopsys’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006.

(4)         Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended January 3, 1998.

(5)         Incorporated by reference to exhibit to Synopsys’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006.

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

SYNOPSYS, INC.

By:	/s/ Brian M. Beattie
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

Date: June 8, 2006

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.16	Employee Stock Purchase Plan, as amended (3)

10.17	International Employee Stock Purchase Plan, as amended (3)

10.20	Form of Executive Employment Agreement dated October 1, 1997 (4)

10.31	2005 Non-Employee Directors Equity Incentive Plan (5)

10.36	Form of Executive Change of Control Severance Benefit Plan (3)

10.37	Form of First Amendment to the Employment Agreements with the Chairman and Chief Executive Officer, and President and Chief Operating Officer (3)

10.38	Form of FY06 Individual Compensation Plan (3)

10.39	2006 Employee Equity Incentive Plan (5)

10.40	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code.(6)

(1)         Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

(2)         Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(3)         Incorporated by reference to exhibit to Synopsys’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006.

(4)         Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended January 3, 1998.

(5)         Incorporated by reference to exhibit to Synopsys’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006.

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