Form 10-Q
period 2006-07-31
SYNOPSYS INC
filed 2006-09-06
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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

141,087,721 shares of Common Stock as of September 2, 2006

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

JULY 31, 2006

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	July 31,	October 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$269,717	$404,436
Short-term investments	241,557	182,070
Total cash, cash equivalents and short-term investments	511,274	586,506
Accounts receivable, net	110,875	100,178
Deferred income taxes	89,704	195,501
Income taxes receivable	46,254	48,370
Prepaid expenses and other current assets	23,118	16,924
Total current assets	781,225	947,479
Property and equipment, net	164,278	170,195
Long-term investments	4,616	8,092
Goodwill	744,493	728,979
Intangible assets, net	113,595	142,519
Long-term deferred income taxes	188,890	82,384
Other assets	68,284	61,828
Total assets	$2,065,381	$2,141,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$195,279	$231,359
Accrued income taxes	163,973	169,632
Deferred revenue	428,607	415,689
Total current liabilities	787,859	816,680
Deferred compensation and other liabilities	75,566	63,841
Long-term deferred revenue	45,417	42,019
Total liabilities	908,842	922,540
Stockholders’ equity:
Preferred Stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value; 400,000 shares authorized; 140,409 and 145,897 shares outstanding, respectively	1,404	1,459
Additional paid-in capital	1,307,569	1,263,952
Retained earnings	175,667	171,108
Treasury stock, at cost; 16,769 and 11,259 shares, respectively	(315,402)	(199,482)
Deferred stock compensation	—	(2,100)
Accumulated other comprehensive loss	(12,699)	(16,001)
Total stockholders’ equity	1,156,539	1,218,936
Total liabilities and stockholders’ equity	$2,065,381	$2,141,476

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenue:
Time-based license	$224,782	$188,742	$645,309	$550,807
Upfront license	14,418	16,171	48,744	44,152
Maintenance and service	38,008	46,537	118,123	142,134
Total revenue	277,208	251,450	812,176	737,093

Cost of revenue:
License (1)	32,665	25,357	95,304	73,611
Maintenance and service (1)	16,201	17,837	49,678	53,335
Amortization of intangible assets	6,579	16,214	21,733	72,278
Total cost of revenue	55,445	59,408	166,715	199,224

Gross margin	221,763	192,042	645,461	537,869

Operating expenses:
Research and development (1)	93,972	82,679	275,111	237,658
Sales and marketing (1)	81,171	83,573	245,460	249,462
General and administrative (1)	26,692	25,602	84,845	76,371
In-process research and development	—	—	800	5,700
Amortization of intangible assets	6,775	7,804	21,247	24,481
Total operating expenses	208,610	199,658	627,463	593,672

Operating income (loss)	13,153	(7,616)	17,998	(55,803)
Other income, net	2,421	37,200	9,745	47,227

Income (loss) before income taxes	15,574	29,584	27,743	(8,576)
Income tax provision (benefit)	8,024	12,290	13,121	(6,573)
Net income (loss)	$7,550	$17,294	$14,622	$(2,003)

Net income (loss) per share:
Basic	$0.05	$0.12	$0.10	$(0.01)
Diluted	$0.05	$0.12	$0.10	$(0.01)

Shares used in computing per share amounts:
Basic	142,538	143,830	143,629	144,899
Diluted	143,964	145,668	145,662	144,899

(1)Includes stock based compensation expense as follows:
Cost of license revenue	1,594	64	4,544	151
Cost of maintenance and service	778	34	2,362	80
Research and development expense	6,832	307	21,367	972
Sales and marketing expense	3,977	144	12,409	420
General and administrative expense	2,420	103	7,253	167

See accompanying notes to unaudited condensed consolidated financial statements

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,622	$(2,003)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	85,546	138,129
Stock based compensation	47,935	1,790
In-process research and development	800	5,700
Deferred income taxes	3,832	(22,058)
Write-down of long-term investments	1,336	2,564
Provision for or (recovery) of doubtful accounts	(125)	(3,594)
Net change in deferred gains and losses on cash flow hedges	(777)	(13,995)
(Gain) loss on sale of short-term investments	(17)	323
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(9,337)	47,825
Income taxes receivable	33	61
Prepaid expenses and other current assets	(5,220)	9,647
Other assets	(3)	(9,317)
Accounts payable and accrued liabilities	(41,684)	(2,268)
Accrued income taxes	(6,086)	(5,481)
Deferred revenue	15,027	37,851
Deferred compensation and other liabilities	261	9,681
Net cash provided by operating activities	106,143	194,855
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(20,850)	(171,420)
Proceeds from sale and maturities of short-term investments	221,311	252,417
Sale of long-term investments	248	—
Purchases of short-term investments	(281,126)	(200,256)
Purchases of long-term investments	(1,539)	—
Purchases of property and equipment	(34,129)	(34,728)
Capitalization of software development costs	(2,342)	(2,215)
Net cash used in investing activities	(118,427)	(156,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	43,139	24,421
Purchases of treasury stock	(169,544)	(88,385)
Proceeds from credit facility	—	75,000
Payments on credit facility	—	(75,000)
Net cash used in financing activities	(126,405)	(63,964)
Effect of exchange rate changes on cash and cash equivalents	3,970	(1,444)
Net decrease in cash and cash equivalents	(134,719)	(26,755)
Cash and cash equivalents, beginning of period	404,436	346,709
Cash and cash equivalents, end of period	$269,717	$319,954

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

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Actual results could differ from these estimates and material effects on the Company’s operating results and financial position may result.

Certain immaterial amounts in prior year financial statements have been reclassified to conform to the current year presentation. In particular, the Company has reclassified prior year share-based compensation charges into the related functional classifications in the condensed consolidated statements of operations, statements of cash flows and in Note 2.  In addition, the Company reclassified prior year compensation charges relating to the Company’s deferred compensation plans from other income (expense), net, into the related functional classifications in the condensed consolidated statements of operations.  These reclassifications had no impact on net income (loss) for each of the reporting periods presented.

The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s third fiscal quarter ended on the Saturday nearest to July 31 (i.e., July 29). Fiscal 2005 and 2006 are both 52-week years. Fiscal 2007 will be a 53-week fiscal year. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

2. SHARE-BASED COMPENSATION

Adoption of SFAS 123(R)

On November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (such as restricted stock) and stock appreciation rights. SFAS 123(R) supersedes SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected the modified prospective application method, under which prior periods are not restated for comparative purposes to reflect the impact of SFAS 123(R). The modified prospective transition method requires that share-based compensation expense be recorded for (a) any share-based payments granted through, but not yet vested as of October 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any share-based payments granted or modified subsequent to October 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior to November 1, 2005, the Company accounted for its share-based compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related guidance.  Under the intrinsic value method, the Company did not recognize any significant amount of stock-based compensation expense in the Company’s consolidated statements of operations, as options granted under those plans had an exercise price equal to the market value on the date of grant.

The adoption of SFAS 123(R) has had a material effect on the Company’s reported financial results since October 31, 2005. The Company recorded approximately $15.6 million and $47.9 million of share-based compensation expense during the three and nine months ended July 31, 2006, respectively.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards under SFAS 123(R) which is consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS 123(R). The Black-Scholes option-pricing model is subject to certain limitations, since it was developed for use in estimating the fair value of short lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options are based on its historical experience.

The assumptions used to estimate the fair value of stock options granted under our stock option plans and stock purchase rights granted under our employee stock purchase plans for the three and nine months ended July 31, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
Options	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Volatility	39.98% - 40.92%	48.61%	39.98% - 43.47%	48.61% - 53.98%
Expected term (years)	3.8%	5.0	3.8	5.0
Risk free interest rate	4.93% - 5.03%	3.86%	4.29% - 5.03%	3.60% - 3.99%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$7.27	$8.03	$8.01	$8.45

ESPP
Volatility	21.62% - 40.33%	53.98%	21.62% - 51.54%	28.57% - 53.98%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	4.69% - 4.75%	2.68%	3.00% - 4.75%	2.68%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$7.96	$6.43	$6.87	$6.42

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 148. The following table illustrates the effect on net income (loss) and net income (loss) per share, net of tax effects, for the three and nine months ended July 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to share-based awards.

	Three Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2005
	(in thousands, except per share amounts)

Net income (loss)	$17,294	$(2,003)
Add: Share-based employee compensation expense included in reported net income (loss), as reported under APB 25, net of related tax effects	265	960
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(28,741)	(69,327)
Pro-forma net loss under SFAS 123	$(11,182)	$(70,370)

Net income (loss) per share:
Basic and diluted - as reported	$0.12	$(0.01)
Basic and diluted - pro forma	$(0.08)	$(0.49)

As of July 31, 2006, $86.9 million of total unrecognized compensation cost related to stock awards is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic values of options exercised in the third quarter of fiscal 2006 and fiscal 2005 were $0.9 million and $3.7 million, respectively, and $8.3 million and $5.3 million for the nine months ended July 31, 2006 and 2005, respectively.

In March 2005, the Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provided supplemental implementation guidance for SFAS 123(R). SAB 107 requires share-based compensation to be classified in the same expense line items as cash compensation. Accordingly, the Company recorded share-based compensation as follows for the three and nine months ended July 31, 2006 and 2005 (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2006	2005	2006	2005

Cost of license	$1,594	$64	$4,544	$151
Cost of maintenance and service	778	34	2,362	80
Research and development expense	6,832	307	21,367	972
Sales and marketing expense	3,977	144	12,409	420
General and administrative expense	2,420	103	7,253	167
Share-based compensation expense before taxes	15,601	652	47,935	1,790
Income tax benefit	(3,424)	(168)	(10,520)	(610)
Share-based compensation expense after taxes	$12,177	$484	$37,415	$1,180

Effect on net income per share:
Basic	$0.09	$—	$0.26	$—
Diluted	$0.08	$—	$0.26	$—

Prior to the adoption of SFAS 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on November 1, 2005, the Company reclassified the balance in deferred compensation to additional paid-in capital on its balance sheet.

The Company included all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows prior to the adoption of SFAS 123(R). SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. Under SFAS 123(R), the Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award.   To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company follows the alternative transition method discussed in Financial Accounting Standards Board (“FASB”) Staff Position No. 123(R)-3.  There was no material impact to the Company’s financial statements upon adoption of the alternative transition method in the third quarter of fiscal 2006.  The Company has not recorded any excess tax benefits during fiscal 2006.

Stock Benefit Plans

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the “ESPP”), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the beginning of a rolling two-year offering period or (ii) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the nine months ended July 31, 2006 and 2005, the Company issued 1,303,811 and 998,229 shares, respectively, under the ESPP at average per share prices of $13.67 and $13.43, respectively. As of July 31, 2006, 6,524,223 shares of common stock were reserved for future issuance under the ESPP.

Stock Option Plans

2006 Employee Equity Incentive Plan

On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (the “2006 Employee Plan”), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other forms of equity compensation as determined by the plan administrator. The 2006 Employee Plan also provides the ability to grant performance stock awards and performance cash awards. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. The Company expects that options granted under this plan will have a term of seven years. As of July 31, 2006, an aggregate of 439,100 stock options were outstanding under this plan.

As a result of the stockholders’ approval of the 2006 Employee Plan, the Company’s 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan (collectively, the “Prior Plans”) have been terminated as to future grants. Should any options currently outstanding under such plans and plans assumed by the Company in acquisitions (36,354,186 options as of July 31, 2006) expire unexercised, they shall become available for future grant under the 2006 Employee Plan.

An aggregate of 47,497,248 shares are reserved for issuance under the 2006 Employee Plan (inclusive of the options previously granted under the Prior Plans and options assumed by the Company in acquisitions).  An aggregate of 10,418,232 shares were available for future issuance under the 2006 Employee Plan as of July 31, 2006.

1992 Stock Option Plan

Under the Company’s 1992 Stock Option Plan (the “1992 Plan”), 38,866,356 shares of common stock were originally authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors (the “Board”) could grant either incentive or non-qualified stock options to purchase shares of common stock to employees or consultants, excluding non-employee directors at not less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1992 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. The 1992 Plan was terminated as to future grants in connection with approval of the 2006 Employee Plan. As of July 31, 2006, 8,957,395 stock options remained outstanding under this plan.

Under the 1992 Plan, in December 2005 and January 2006, certain executive officers of the Company were granted an aggregate of 420,000 stock options the vesting of which is contingent upon the Company meeting certain operating margin performance goals in fiscal years 2006 and 2007. These stock options have exercise prices equal to the fair market value of the underlying common stock on the date of grant, contingently vest over two years and have a term of seven years. Share-based compensation expense is being recorded assuming that performance goals will be achieved.

1998 Non-Statutory Stock Option Plan

Under the Company’s 1998 Non-Statutory Stock Option Plan (the “1998 Plan”), 50,295,546 shares of common stock were originally authorized for issuance. Pursuant to the 1998 Plan, the Board could grant nonqualified stock options to employees or consultants, excluding executive officers. Exercisability, option price and other terms were determined by the Board but the option price could not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1998 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. The 1998 Plan was terminated as to future grants in connection with approval of the 2006 Employee Plan. As of July 31, 2006, 24,303,467 stock options remained outstanding under this plan.

2005 Assumed Stock Option Plan

Under the Company’s 2005 Assumed Stock Option Plan (formerly, the Nassda Corporation 2001 Stock Option Plan, the “2005 Plan”), an aggregate of 3,427,529 shares of common stock were originally authorized for issuance. Pursuant to the 2005 Plan, the Compensation Committee of the Board or its designee could grant nonqualified stock options to employees or consultants of the Company who either were (i) not employed by the Company or any of its subsidiaries on May 11, 2005 or (ii) providing services to Nassda Corporation (or any subsidiary corporation thereof) prior to May 11, 2005. Exercisability, option price and other terms were determined by the Board but the option price could not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 2005 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. The 2005 Plan was terminated as to future grant in connection with approval of the 2006 Employee Plan. As of July 31, 2006, 1,265,065 stock options remained outstanding under this plan.

2005 Non-Employee Directors Equity Incentive Plan

On May 23, 2005, the Company’s stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the “2005 Directors Plan”) and the reservation of 300,000 shares of common stock for issuance there under. The Directors Plan provides for annual equity awards to non-employee directors in the form of either stock options or restricted stock.  Stockholders approved a 450,000 share increase in the number of shares reserved for issuance under the Directors Plan on April 25, 2006. The Company issued non-employee directors an aggregate of 34,512 shares of restricted stock at market value with an aggregate value of approximately $0.8 million in April 2006.  An aggregate of 76,572 shares of restricted stock were granted under the plan as of July 31, 2006. The share-based compensation expense related to these shares will be amortized over the vesting period of three years. As of July 31, 2006, 673,428 shares of common stock were reserved for future grant under the Directors Plan.

1994 Non-Employee Directors Stock Option Plan

An aggregate of 1,080,162 stock options remained outstanding under the Company’s 1994 Non-Employee Directors Stock Option Plan as of July 31, 2006, which expired as to future grants in October 2004.

Plans Assumed in Acquisitions

The Company has assumed certain option plans in connection with business combinations with respect to stock options outstanding at the time of such business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios. No shares are reserved for future grant under these plans, although should such options be canceled or expire unexercised, they shall become available for future grant under the 2006 Employee Plan.  As of July 31, 2006, an aggregate of 1,828,259 such options were outstanding.

The following table summarizes stock option activity during the three and nine months ended July 31, 2006 under all plans:

(in thousands, except per share and life amounts)	Options Available for Grant (1)	Options Outstanding	Weighted Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (2)

Balance at October 31, 2005	13,012	36,491	$19.92
Granted	(3,992)	3,992	$20.99
Exercised	—	(653)	$15.97
Canceled	592	(865)	$21.66
Balance at January 31, 2006	9,612	38,965	$20.06	5.41	$110,037

Options reserved for grant	359	—	$—
Granted	(363)	363	$22.24
Exercised		(651)	$15.61
Canceled	693	(401)	$20.48
Balance at April 30, 2006	10,301	38,276	$20.15	5.17	$105,118

Granted	(443)	443	$19.49
Exercised		(286)	$19.74
Canceled	560	(560)	$20.80
Balance at July 31, 2006	10,418	37,873	$20.16	4.94	$22,857

Vested and expected to vest at July 31, 2006		37,359	$20.18	4.92	$22,634

Exercisable at July 31, 2006		27,594	$20.58	4.51	$18,409

(1) Excludes 673,428 shares reserved for future issuance under the 2005 Non-Employee Directors Equity Incentive Plan, which may be issued as restricted stock or stock options.

(2) The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.78 as of July 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2006.

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$0.05 - $16.13	6,563	4.67	$14.85	5,618	4.32	$14.80
$16.14 - $17.16	4,343	5.16	$17.07	1,892	4.66	$17.01
$17.17 - $18.08	3,947	5.02	$17.70	2,251	4.64	$17.77
$18.09 - $19.75	5,206	3.80	$19.13	4,451	3.44	$19.22
$19.76 - $21.10	5,188	6.25	$20.75	1,822	5.99	$20.49
$21.10 - $24.93	8,224	4.88	$22.94	7,397	4.68	$23.04
$24.94 - $30.00	3,510	4.71	$27.99	3,358	4.58	$27.98
$30.00 and over	892	6.06	$31.40	805	5.93	$31.28
	37,873	4.94	$20.16	27,594	4.51	$20.58

The following table summarizes unvested restricted stock activity for the three and nine months ended July 31, 2006.

(in thousands, except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested shares at October 31, 2005	36	$17.83
Granted	—	$—
Vested	(3)	$17.83
Forfeited	—	$—
Unvested shares at March 31, 2006	33	$17.83
Granted	35	$21.73
Vested	(4)	$17.83
Forfeited	—	$—
Unvested shares at April 30, 2006	64	$19.94
Granted	—	$—
Vested	(6)	$19.59
Forfeited	—	$—
Unvested shares at July 31, 2006	58	$19.98

3. BUSINESS COMBINATIONS

Acquisition of Virtio Corporation, Inc. (“Virtio”)

The Company acquired Virtio on May 15, 2006 in an all-cash transaction.

Reasons for the Acquisition. The Company believes that its acquisition of Virtio will expand its presence in electronic system level design. The Company expects the combination of the Company’s System Studio solution with Virtio’s virtual prototyping technology will help accelerate systems to market by giving software developers the ability to begin code development earlier than with prevailing methods. The acquisition also puts the Company in a unique position to provide an integrated implementation, verification and intellectual property solution to speed up hardware and software development. The results of operations of Virtio are included in the Company’s accompanying unaudited condensed consolidated statement of operations since the date of the acquisition.  The Company does not consider the acquisition of Virtio to be material to its results of operations, and therefore is not presenting pro forma statements of operations for the three and nine months ended July 31, 2006 and 2005.

Purchase Price. The Company paid $9.1 million in cash at close for the outstanding shares of Virtio, of which $0.9 million has been deposited with an escrow agent and which will be paid to the former stockholders of Virtio pursuant to the terms of an escrow agreement. In addition, the Company had a prior investment in Virtio for $1.7 million. The total purchase consideration consisted of:

(in thousands)
Cash paid	$9,076
Prior investment in Virtio	1,664
Acquisition-related costs	713
Total purchase price	$11,453

Acquisition-related costs of $0.7 million consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs.  As of July 31, 2006, the Company had paid $0.2 million of the acquisition-related costs.  The $0.5 million balance remaining at July 31, 2006 primarily consists of professional and tax-related service fees and facilities closure costs.

Under the agreement with Virtio, the Company has also agreed to pay up to $4.3 million over three years to the former stockholders based upon achievement of certain sales milestones. This contingent consideration is considered to be additional purchase price and will be an adjustment to goodwill when and if payment is made. Additionally, the Company has also agreed to pay $0.9 million in employee retention bonuses which will be recognized as compensation expense over the service period of the applicable employees.

Assets Acquired. The Company has performed a preliminary valuation and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets based on their respective fair values on the acquisition date.  The Company acquired $2.5 million of intangible assets consisting of $1.9 million in existing technology, $0.4 million in customer relationships and $0.2 million in non-compete agreements to be amortized over five to seven years.  Additionally, the Company acquired assets of $0.6 million and assumed liabilities of $1.5 million.

Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger was $9.9 million, will neither be amortized nor deductible for tax purposes.  Goodwill resulted primarily from the Company’s expectation of synergies from the integration of Virtio’s technology with the Company’s technology and operations.

Acquisition of HPL Technologies, Inc. (“HPL”)

The Company acquired HPL on December 7, 2005 in an all-cash transaction.

Reasons for the Acquisition. The Company believes that the acquisition of HPL will help solidify the Company’s position as a leading electronic design automation vendor in design for manufacturing (“DFM”) software and will give the Company a comprehensive design-to-silicon flow that links directly into the semiconductor manufacturing process. Integrating HPL’s yield management and test chip technologies into the Company’s industry-leading DFM portfolio is also expected to enable customers to increase their productivity and improve profitability in the design and manufacture of advanced semiconductor devices. The results of operations of HPL are included in the Company’s accompanying unaudited condensed consolidated statement of operations since the date of the acquisition. The Company does not consider the acquisition of HPL to be material to its results of operations, and therefore is not presenting pro forma statements of operations for the three and nine months ended July 31, 2006 and 2005.

Purchase Price. The Company paid $11.0 million in cash on December 7, 2005 for all outstanding shares of HPL. In addition, the Company had a prior investment in HPL for $1.9 million. The total purchase consideration consisted of:

(in thousands)
Cash paid	$11,001
Prior investment in HPL	1,872
Acquisition-related costs	2,831
Total purchase price	$15,704

Acquisition-related costs of $2.8 million consist primarily of legal, tax and accounting fees of $1.6 million, $0.3 million of estimated facilities closure costs and other directly related charges, and $0.9 million in employee termination costs.  As of July 31, 2006, the Company had paid $2.2 million of the acquisition related costs, of which $1.1 million were for professional services costs, $0.2 million were for facilities closure costs and $0.9 million were for employee termination costs. The $0.6 million balance remaining at July 31, 2006 consists of professional and tax-related service fees and facilities closure costs.

Assets Acquired. The Company acquired $8.5 million of intangible assets consisting of $5.1 million in core developed technology, $3.2 million in customer relationships and $0.2 million in backlog to be amortized over two to four years. Approximately $0.8 million of the purchase price represents the fair value of acquired in-process research and development projects that have not yet reached technological feasibility and have no alternative future use. Accordingly, the amount was immediately expensed and included in the Company’s condensed consolidated statement of operations for the first quarter of fiscal year 2006.  Additionally, the Company acquired assets of $7.6 million and assumed liabilities of $10.2 million.

Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger was $9.0 million, will be neither amortized nor deductible for tax purposes.  Goodwill resulted primarily from the Company’s expectation of synergies from the integration of HPL’s technology with the Company’s technology and operations.

4.                       GOODWILL AND INTANGIBLE ASSETS

The Company’s aggregate goodwill as of July 31, 2006 consist of:

(in thousands)
Balance at October 31, 2005	$728,979
HPL goodwill(1)	9,043
Virtio goodwill	9,879
Adjustments(2)	(3,408)
Balance at July 31, 2006	$744,493

Intangible assets as of July 31, 2006 consist of:

	Gross Assets	Accumulated Amortization	Net Assets
		(in thousands)
Customer relationships	$140,540	$88,136	$52,404
Acquired core/developed technology	323,511	274,946	48,565
Contract rights/backlog	66,070	62,495	3,575
Other intangibles(3)	8,883	5,336	3,547
Covenants not to compete	12,944	11,215	1,729
Capitalized software development costs	13,327	9,552	3,775
Trademarks and trade names	18,007	18,007	—
Total intangible assets	$583,282	$469,687	$113,595

Intangible assets as of October 31, 2005 consist of:

	Gross Assets	Accumulated Amortization	Net Assets
		(in thousands)
Customer relationships	$136,940	$70,125	$66,815
Acquired core/developed technology	314,975	256,413	58,562
Contract rights /backlog	65,870	60,528	5,342
Other intangibles	7,883	3,051	4,832
Covenants not to compete	12,744	9,074	3,670
Capitalized software development costs	10,587	7,331	3,256
Trademarks and trade names	18,007	17,965	42
Total intangible assets	$567,006	$424,487	$142,519

Total amortization expense related to intangible assets is set forth in the table below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
		(in thousands)
Customer relationships	$6,039	$5,819	$18,011	$16,728
Acquired core/developed technology	5,585	13,740	18,533	60,093
Contract rights/backlog	519	2,441	1,967	12,087
Other intangibles	740	654	2,285	2,000
Covenants not to compete	472	847	2,141	2,373
Capitalized software development costs(4)	769	691	2,221	2,041
Trademarks and trade names	—	517	42	3,518
Total amortization expense	$14,124	$24,709	$45,200	$98,840

(1)    During the second quarter of fiscal year 2006, the Company completed the valuation analysis of HPL’s tangible and intangible assets as well as a net operating loss study.  As a result of the analysis, goodwill was decreased by $0.5 million from the amount reported in the first quarter of fiscal year 2006.  The net operating loss study resulted in $4.5 million decrease to goodwill and an equal and offsetting increase to net deferred tax assets from the amount reported in the first quarter of fiscal year 2006.  In addition, during the third quarter of fiscal year 2006, the Company decreased HPL goodwill by $0.3 million primarily related to tax adjustments.

(2)    Primarily relates to a $3.9 million correction of deferred tax liabilities related to intangible assets acquired in fiscal year 2005, offset by adjustments to tax liabilities and merger costs.

(3)    Represents an increase of $1.0 million upon payment of additional consideration, upon reaching certain milestones, due as a result of an acquisition of assets in fiscal 2005.

(4)    Amortization of capitalized software development is included in cost of license in the condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Three months ending October 31, 2006	$13,960
Fiscal Year
2007	49,514
2008	30,955
2009	14,246
2010	3,553
2011 and thereafter	1,367
Total estimated future amortization of intangible assets	$113,595

5.                       STOCK REPURCHASE PROGRAM

The Company is authorized to repurchase up to $500 million of its common stock under a stock repurchase program previously established by the Company’s Board in 2001. The stock repurchase program had been renewed and replenished up to the $500 million maximum annually through December 2004. During the three and nine months ended July 31, 2006, the Company repurchased approximately 3.7 million shares at an average price of $19.01 per share and 8.4 million shares at an average price of $20.14 per share, respectively, for a total repurchase of $169.5 million during the nine month period. During the three and nine months ended July 31, 2005, the Company repurchased approximately 0.2 million shares at an average price of approximately $16.65 per share and 5.1 million shares at an average price of approximately $17.20 per share, respectively, for a total purchase of $88.4 million during the nine month period.  As of July 31, 2006, $267.1 million remained available for further purchases under the program.

6.                       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

	July 31	October 31,
	2006	2005
	(in thousands)
Payroll and related benefits	$125,466	$157,915
Acquisition-related costs	3,137	6,616
Other accrued liabilities	52,193	54,772
Accounts payable	14,483	12,056
Total accounts payable and accrued liabilities	$195,279	$231,359

7.                       CREDIT FACILITY

In April 2004, the Company entered into a three-year, $250.0 million senior unsecured revolving credit facility. This facility contains financial covenants requiring that the Company maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Euro dollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of July 31, 2006, the Company had no outstanding borrowings under this credit facility and was in compliance with all covenants.

8.                       COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of comprehensive income (loss), net of tax:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
		(in thousands)
Net income (loss)	$7,550	$17,294	$14,622	$(2,003)
Unrealized gain (loss) on investments, net of tax effect of $125 and $96 for the three and nine months ended July 31, 2006, respectively, and of $(783) and $(647) for each of the same periods in fiscal 2005, respectively	199	(1,061)	(143)	(847)
Correction of error in accounting for certain hedging transactions, net of tax effect of $1,150 for the nine months ended July 31, 2005(1)	—	—	—	(1,808)
Deferred gain (loss) on cash flow hedges, net of tax effect of $353 and $524 for three and nine months ended July 31, 2006, respectively, and $1,682 and $446 for each of the same periods in fiscal 2005, respectively	(663)	(2,250)	(967)	(360)
Reclassification adjustment on deferred gain (loss) on cash flow hedges, net of tax effect of $(61) and $(334) for the three and nine months ended July 31, 2006, respectively, and $62 and $3,546 for each of the same periods in fiscal 2005, respectively	86	(97)	380	(6,524)
Foreign currency translation adjustment	2,949	(1,754)	4,032	(4,209)
Total comprehensive income (loss)	$10,121	$12,132	$17,924	$(15,751)

(1) See Note 12 for further explanation.

9.                       NET INCOME (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), the Company computes basic income (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period (excluding the dilutive effect of stock options and unvested restricted stock).  Diluted income per share reflects the dilution of potential common shares outstanding during the period using the treasury stock method.  In computing diluted income (loss) per share, the Company adjusts the share count by assuming options are exercised and that the Company repurchases shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical option exercises.  The Company further assumes that any unamortized share-based compensation is also used to repurchase shares. For shares issuable under the ESPP, the Company uses the average stock price and average ESPP withholdings to determine the incremental shares to be repurchased.

Diluted net income per share excludes anti-dilutive options and unvested restricted stock totaling 27.5 million and 28.8 million shares for the three months ended July 31, 2006 and 2005, respectively, and 24.1 million and 29.4 million shares for the nine months ended July 31, 2006 and 2005, respectively.  While these options and unvested restricted stock were anti-dilutive for the respective periods, they could be dilutive in the future.

The table below reconciles the weighted-average number of common shares used to calculate basic net income per share to the weighted-average number of common shares used to calculate diluted net income per share.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
		(in thousands)
Weighted-average common shares for basic net income (loss) per share	142,538	143,830	143,629	144,899
Weighted-average dilutive stock options, stock purchase rights and restricted stock outstanding under the treasury stock method	1,426	1,838	2,033	—
Weighted-average common shares for diluted net income (loss) per share	143,964	145,668	145,662	144,899

10.                 SEGMENT DISCLOSURE

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach.” Under this method, management organizes the Company’s operating segments for which separate financial information is both available and evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.  In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region and product platform. The CODMs have determined that the Company operates in a single segment.

Revenue and net property and equipment, related to operations in the United States and other geographic areas were:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
		(in thousands)
Revenue:
United States	$138,841	$127,947	$412,000	$376,748
Europe	46,493	39,796	130,187	116,426
Japan	45,058	39,804	136,007	126,629
Asia Pacific and Other	46,816	43,904	133,982	117,290
Consolidated	$277,208	$251,450	$812,176	$737,093

	July 31, 2006	October 31, 2005
	(in thousands)
Property and equipment, net:
United States	$139,686	$146,885
Other	24,592	23,310
Consolidated	$164,278	$170,195

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
		(in thousands)
Revenue:
Galaxy Design Platform	$142,757	$138,943	$426,932	$416,596
Discovery Verification Platform	72,316	54,007	197,794	156,755
Intellectual Property	22,187	17,663	59,894	51,711
Design for Manufacturing	28,697	28,162	89,582	76,725
Professional Service & Other	11,251	12,675	37,974	35,306
Consolidated	$277,208	$251,450	$812,176	$737,093

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three and nine months ended July 31, 2006 and 2005.

11.                     DEFERRED COMPENSATION PLAN

The Company maintains the Synopsys Deferred Compensation Plan (the “Deferred Plan”), which permits eligible employees to defer up to 50% of their annual cash base compensation and up to 100% of their annual cash variable compensation.  Distributions from the Deferred Plan are generally payable upon termination of employment over five to 15 years or as a lump sum payment at the option of the employee.  Since the inception of the Deferred Plan, the Company has not made any matching or discretionary contributions to the Deferred Plan.  There are no Deferred Plan provisions that provide for any guarantees or minimum return on investments.  Undistributed amounts under the Deferred Plan are subject to the claims of the Company’s creditors.  As of July 31, 2006 and October 31, 2005, the invested amounts under the Deferred Plan total to $60.6 million and $54.0 million, respectively, and are recorded as long-term other assets on the Company’s balance sheet.  As of July 31, 2006 and October 31, 2005, the Company has recorded $63.3 million and $56.5 million, respectively, as a long-term liability to recognize undistributed deferred compensation due to employees.

12.                 OTHER INCOME (EXPENSE), NET

The following table presents a summary of other income (expense) components:

	Three Months Ended July 31		Nine Months Ended July 31,
	2006	2005	2006	2005
		(in thousands)
Interest income, net	$3,687	$2,555	$10,031	$6,328
(Loss) on sale of investments, including write-downs	(5)	—	(1,355)	(2,599)
Foreign currency exchange (loss) gain	(166)	153	(414)	2,477
Foreign currency exchange gain from disallowed hedges	—	—	—	2,958
Investment (loss) income from deferred compensation plan assets, net	(978)	877	2,992	2,880
Other (1)	(117)	33,615	(1,509)	35,183
Total	$2,421	$37,200	$9,745	$47,227

(1)    For the three and nine months ended July 31, 2006, these amounts are comprised primarily of $0.7 million and $2.0 million, respectively, in premiums paid on foreign exchange forward contracts.  For the three and nine months ended July 31, 2005, the amount included a $33 million litigation settlement relating to the acquisition of Nassda Corporation.

In the first quarter of fiscal 2005, the Company re-evaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging” (“SFAS 133”), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the Company’s hedging program. To correct the error, the Company reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the nine months ended July 31, 2005.

13.   INCOME TAXES

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended July 31, 2006 and July 31, 2005:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(dollars in millions)

Income (loss) before income taxes	$15.6	$29.6	$27.7	$(8.6)
Provision for income tax	$8.0	$12.3	$13.1	$(6.6)
Effective tax rate	51.5%	41.5%	47.3%	76.7%

The provision for income taxes for the three months ended July 31, 2006 includes a net tax expense of $1.0 million primarily due to a change in estimate relating to federal and state research and experimentation credits. In addition, the provision for income taxes for the nine months ended July 31, 2006 includes a tax expense of $1.8 million relating to state and foreign taxes in the second quarter of fiscal year 2006.

As a result of a change in U.S. tax rules, in the third quarter of fiscal year 2006, the Company changed its tax accounting method on its tax return for fiscal year 2005 with respect to the current portion of deferred revenue to follow the recognition of revenue under generally accepted accounting principles.  This accounting method change, as well as other adjustments made to the Company’s taxable income upon the filing of the fiscal year 2005 tax return, resulted in an increase in the Company’s net operating loss (NOL) carryforwards.  Since the Company does not expect to use these NOL’s within one year, the Company reclassified deferred tax assets of approximately $108 million from current to non-current in the third quarter of fiscal year 2006.

In the third quarter of fiscal year 2006, the Company recorded a net decrease to additional paid in capital of approximately $2.2 million. The decrease is primarily due to two tax adjustments: the withdrawal of an incorrect state refund claim made in 2005 relating to stock option deductions claimed for foreign employees and an overstatement in 2005 of the excess tax benefit realized from exercises of stock options assumed in certain acquisitions.

In May 2006, the Tax Increase Prevention and Reconciliation Act of 2005 (the “Act”) was enacted. The Act provides a three-year exception to U.S. taxation of certain foreign intercompany income. The provisions of the Act will first apply to the Company for its fiscal year 2007. Management is in the process of evaluating the impact of these rules to its provision for income taxes.

Tax Effects of Stock Awards. In November 2005, FASB issued a Staff Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company elected to use the alternative transition method in the third quarter of fiscal year 2006.  The impact of this election on the first two quarters of fiscal year 2006 was not material.

IRS Revenue Agent’s Report. On June 8, 2005, the Company received a Revenue Agent’s Report (RAR) in which the Internal Revenue Service (“IRS”) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate, which adjusts quarterly.

This proposed adjustment primarily relates to transfer pricing transactions between the Company and a wholly-owned foreign subsidiary. The proposed adjustment for fiscal years 2000 and 2001 is the total amount relating to these transactions asserted under the IRS theories.

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly years. The Company strongly believes the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to these proposals. Accordingly, the Company will continue to challenge these proposed adjustments vigorously. While it believes the IRS’ asserted adjustments are not supported by applicable law, the Company believes it is probable it will be required to make additional payments in order to resolve this matter. However, based on the Company’s analysis to date, the Company believes it has adequately provided for this matter. If the Company determines its provision for this matter to be inadequate or the Company is required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, its results of operations and financial condition could be materially and adversely affected.

In the third quarter of 2006, the IRS started an examination of the Company’s federal income tax returns for the years 2002 through 2004.

14.                 RELATED PARTY TRANSACTIONS

Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, served on the Company’s Board of Directors from January 1999 to May 2005. Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 11%  and  12% of the Company’s total revenue for the three and nine months ended July 31, 2006, respectively, and approximately 12% and 13% of the Company’s total revenue for the three and nine months ended July 31, 2005. Management believes all transactions between the two parties were carried out on an arm’s length basis.

15.                 SUBSEQUENT EVENTS

On August 16, 2006, the Company closed its acquisition of SIGMA-C Software AG, a Munich-based company providing simulation software that allows semiconductor manufacturers and their suppliers to develop and optimize process sequences for optical lithography, e-beam lithography and next-generation lithography technologies, in an all-cash transaction for an aggregate of $20.5 million.

16.                  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 provides a fair value measurement option for certain hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation. It is effective for the fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of fiscal year 2008. The Company has not determined the impact this interpretation will have on its condensed consolidated financial statements in fiscal year 2008.

For the effect of other new accounting pronouncements, reference is made to Item 8. Note 13. “Effect of New Accounting Pronouncements” contained in Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005. The Company has not adopted any new accounting pronouncements since October 31, 2005 except for SFAS 123(R).  See Note 2 above.

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

Overview

Synopsys, Inc. (Synopsys) is a world leader in electronic design automation (EDA) software and related services for semiconductor design. We deliver technology-leading semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market enabling the development and production of complex systems-on-chips (SoCs). In addition, we provide intellectual property (IP) and design services to simplify the design process and accelerate time-to-market for our customers. Finally, we provide software and services that help customers prepare and optimize their designs for manufacturing.

Business Environment

We generate substantially all of our revenue from customers in the semiconductor and electronics industries. Our customers typically fund purchases of our software and services largely out of their research and development (“R&D”) budgets and, to a lesser extent, their manufacturing and capital budgets. As a result, our customers’ business outlook and willingness to invest in new and increasingly complex chip designs heavily influence our business.

Since the 2000 through 2002 semiconductor downturn and subsequent recovery, our customers have focused significantly on expense reductions, including their R&D budgets. This expense outlook has affected us in a number of ways. First, some customers have reduced their overall level of EDA expenditures by decreasing their level of EDA tool purchases, using older generations of product or by not renewing maintenance services. Second, customers bargain more intensely on pricing and payment terms, which has affected revenues industry-wide. For example, customers’ desire to conserve cash by paying for licenses over time resulted in a shift of our license mix to an almost completely ratable model in the fourth quarter of fiscal 2004, in which substantially more revenue is recognized over time rather than at the time of shipment. This shift adversely affected our total revenue in fiscal 2004 and 2005. Third, customers are beginning to seek to consolidate their EDA purchases with fewer suppliers in order to lower their overall cost of ownership while at the same time meeting new technology challenges. This has increased competition among EDA vendors.

Recognizing that our customers will continue to spend cautiously and will work to aggressively contain costs, we are intensely focused on improving our customers’ overall economics of design by providing more fully integrated design solutions and offering customers the opportunity to consolidate their EDA spending with us. Over the long term, we believe EDA industry spending growth will continue to depend on growth in semiconductor R&D spending and on continued growth in the overall semiconductor market. The Semiconductor Industry Association has forecasted modest growth in semiconductor revenues for the remainder of 2006 and into 2007 and we believe semiconductor R&D spending will grow as well. However, we cannot currently predict whether this outlook will contribute to higher EDA industry spending.

We are under no obligation (and expressly disclaim any obligation) to update or alter any of the information contained in this Overview, whether as a result of new information, future events or otherwise, except to the extent required by law.

Product Developments for the Three Months Ended July 31, 2006

During the third quarter of fiscal 2006, we announced or introduced a number of new products and related developments, including:

•                                          Availability of our NanoTime next-generation transistor-level static timing analysis solution designed to deliver concurrent timing and signal integrity analysis to address emerging custom circuit design challenges.

•                                          Availability of our PrimeYield tool suite built for 65 nanometer and smaller technology nodes that integrates design with manufacturing by predicting design-induced mechanisms that threaten manufacturing tolerances and by providing automated correction guidance to upstream implementation tools.

•                                          Release of a new version of our Sentaurus TCAD product that adds significant process and device modeling capabilities for accelerated development of advanced technologies.

•                                          Demonstration of the industry’s first commercially available controller based on the Certified Wireless USB specification designed to minimize power consumption and reduce overall design cost and risk for designers seeking to add Certified Wireless USB technology to their design.

•                                          Availability of DesignWare USB 2.0 nanoPHY IP for a leading foundry’s 90 nanometer low-power process, helping lower risk and enable more predictable manufacturing results for designers using that process.

Financial Performance for the Three Months Ended July 31, 2006

•                                          Revenue was $277.2 million, up 10% from $251.5 million in the same quarter last year, primarily due to an increase in time-based revenue from orders booked in prior periods which more than offset a decrease in service revenue during the current quarter.

•                                          Time-based license revenue increased 19% from $188.7 million in the third quarter of fiscal 2005 to $224.8 million in the current quarter, primarily reflecting the continuation of our almost completely ratable license model for an additional four quarters combined with increased business levels in earlier quarters.

•                                          Upfront license revenue decreased 11% from $16.2 million in the third quarter of fiscal 2005 to $14.4 million in the current quarter due primarily to normal fluctuations in customer demand for upfront licenses.

•                                          We derived approximately 6% of our software license revenue from upfront licenses and 94% from time-based licenses in the current quarter, versus approximately 8% and 92%, respectively, in the same quarter last year, within our target range for ratable license revenue.

•                                          Maintenance revenue declined by 24% from $32.9 million in the third quarter of fiscal 2005 to $25.1 million in the current quarter primarily as a result of the decrease in upfront licenses (which reduces new maintenance orders since maintenance is purchased separately with upfront licenses) and by non-renewal of maintenance by some of our existing perpetual license customers. Professional service and other revenue, at $12.9 million, decreased 5% from $13.6 million in the third quarter of fiscal 2005 due to the timing of customer acceptance of services performed under ongoing contracts.

•                                          Net income was $7.6 million compared to net income of $17.3 million in the third quarter of fiscal 2005, primarily due to a large litigation settlement received in the prior period and commencement of recognition of share-based compensation expense in fiscal 2006, partially offset by increased time-based revenue in the current period.

•                                          We repurchased approximately 3.7 million shares of our common stock at an average price of approximately $19 per share for a total of approximately $70.5 million.

•                                          Operating cash flow decreased 46% from $194.9 million in the nine months ended July 31, 2005 to $106.1 million in the current period primarily due to increased vendor, bonus and commission and other payments compared to the same period in fiscal year 2005.

Acquisitions in the Three Months Ended July 31, 2006

During the quarter, we completed our acquisition of Virtio Corporation, a creator of virtual platforms for embedded software development, for total cash payments of $9.1 million, which will help us provide an integrated implementation, verification and IP solution to speed up hardware and software development. See Note 3 to Notes to Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes.  Our management believes that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented.  However, any differences between these judgments and estimates and actual results could have a material impact on our statement of operations and financial condition.  Critical accounting policies and estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require the most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting policies and estimates are those governing: (1) revenue recognition; (2) valuation of intangible assets and goodwill; (3) income taxes and; (4) share-based compensation.  We describe our revenue recognition and share-based compensation policies below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended October 31, 2005, filed with the SEC on January 12, 2006.

Revenue Recognition.   We recognize revenue from software licenses and maintenance and service revenue. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.

We have designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.”

With respect to software licenses, we utilize three license types:

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

•                                          Perpetual Licenses continue as long as the customer renews maintenance plus an additional 20 years. Perpetual licenses do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually.

For the three software license types, we recognize revenue as follows:

•                                          TSLs.   We typically recognize revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based revenue” in the income statement.

•                                          Term Licenses.   We recognize the term license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the income statement. For term licenses in which less than 75% of the term license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based revenue” in the income statement.

•                                          Perpetual Licenses.   We recognize the perpetual license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront revenue” in the income statement. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize the revenue as customer installments become due and payable. Revenue attributable to these perpetual licenses is reported as “time-based revenue” in the income statement.

In addition, we recognize revenue from maintenance fees associated with term and perpetual licenses ratably over the maintenance period and recognizes revenue from professional service and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “service revenue” in the income statement.

We allocate revenue on software transactions (referred to as “arrangements”) involving multiple elements (i.e. a license element and a maintenance element) to each element based on the relative fair values of the elements. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when such element is sold separately.

We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method in accordance with SOP 98-9, we recognize revenue from maintenance ratably over the maintenance term, and we recognize revenue from professional services as the related services are performed and accepted.  We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) its fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

•                                          Persuasive Evidence of an Arrangement Exists.   Prior to recognizing revenue on an arrangement, our customary policy is to have a written contract, signed by both the customer and us or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement.

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

•                                          The Fee is Fixed or Determinable.   Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require 75% or more of the arrangement fee to be paid within one year. Where these terms apply, we regard the fee as fixed or determinable, and recognize license revenue in full upon delivery (assuming all other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, we recognize revenue ratably even if the fee is fixed or determinable, due to the fact that VSOE for maintenance services does not exist for a TSL and due to revenue recognition criteria relating to arrangements that include rights to receive unspecified future technology.

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

Valuation of Share-Based Compensation. Effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, stock purchase rights, restricted stock or restricted stock units, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transaction using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that these transactions be accounted for using a fair-value based method. Accordingly, we measure share-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the modified prospective method. The measurement of share-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate and award cancellation rate. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining share-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining share-based compensation costs. These changes impact future awards and may materially impact our results of operations in the period and future periods the changes are made.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses and services at varying times. In general, we recognize revenue on a time-based software license order quarterly over the license term and on an upfront term or perpetual software license order in the quarter in which the license is shipped. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Maintenance orders generally generate revenue ratably over the maintenance period (normally one year). Professional service orders generally generate revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service revenue for the period. We derive time-based license revenue in any quarter almost entirely from TSL orders received and delivered in prior quarters. We derive upfront license revenue directly from upfront term and perpetual license orders booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue almost entirely from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked.

Our license revenue is very sensitive to the mix of time-based and upfront licenses delivered during the quarter. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, upfront licenses generate current quarter revenue but no future revenue (e.g., a $120,000 order for an upfront license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue). TSLs also result in a shift of maintenance revenue to time-based license revenue since maintenance is included in revenue reported for TSLs, while maintenance on upfront orders is charged and reported separately.

License Order Mix

The percentage of upfront licenses we book each quarter is driven by a number of factors, including customer demand, preferred customer payment terms and customer-requested ship dates. Prior to August 2000, substantially all of our license revenue was upfront. Beginning in August 2000, when we introduced TSLs, we shifted our target license order mix to approximately 75% TSLs and 25% upfront licenses, based on our expectations of total orders and our assessment of the demand for upfront licenses. We substantially maintained this mix from this date through fiscal 2003. However, as a result of reduced customer demand for upfront licenses as noted above in Business Environment, we shifted to an almost completely time-based license model in the fourth quarter of fiscal 2004. Our actual license order mix for the last eight fiscal quarters is set forth below.

	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004
Time-based licenses	94%	92%	94%	96%	92%	94%	97%	93%
Upfront licenses	6%	8%	6%	4%	8%	6%	3%	7%

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

Total Revenue

	JULY 31		DOLLAR	%
	2006	2005	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$277.2	$251.5	$25.7	10%
Nine months ended	$812.2	$737.1	$75.1	10%

The increases in total revenue for the current periods compared to the comparable periods in fiscal 2005 was due primarily to increased time-based license orders booked in prior periods which continue to contribute revenue over their license term.

Time-based License Revenue

	JULY 31		DOLLAR	%
	2006	2005	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$224.8	$188.7	$36.1	19%
Percentage of total revenue	81%	75%
Nine months ended	$645.3	$550.8	$94.5	17%
Percentage of total revenue	79%	75%

The increase in time-based license revenue in the three and nine months ended July 31, 2006 compared to the same periods in fiscal 2005 was primarily due to continuation of our almost completely ratable license model for an additional four quarters combined with increased business levels in earlier quarters.

Upfront License Revenue

	JULY 31,		DOLLAR	%
	2006	2005	CHANGE	CHANGE
	(dollars in millions)
Three months ended	$14.4	$16.2	$(1.8)	(11)%
Percentage of total revenue	5%	6%
Nine months ended	$48.7	$44.2	$4.5	10%
Percentage of total revenue	6%	6%

The decrease in upfront license revenue for the three months ended July 31, 2006 compared to the same period in fiscal 2005 was primarily due to normal fluctuations in customer demand for upfront licenses. The increase for the nine months ended July 31, 2006 was due primarily to a single large perpetual license shipped in the second quarter.

Maintenance and Service Revenue

	JULY 31		DOLLAR	%
	2006	2005	CHANGE	CHANGE
	(dollars in millions)
Three months ended
Maintenance revenue	$25.1	$32.9	$(7.8)	(24)%
Professional service revenue	12.9	13.6	(0.7)	(5)%
Total maintenance and service revenue	$38.0	$46.5	$(8.5)	(18)%
Percentage of total revenue	14%	18%

Nine months ended
Maintenance revenue	$80.8	$103.9	$(23.1)	(22)%
Professional service revenue	37.3	38.2	(0.9)	(2)%
Total maintenance and service revenue	$118.1	$142.1	$(24.0)	(17)%
Percentage of total revenue	15%	19%

Our maintenance revenue has declined due to (i) the decrease in our upfront licenses (which reduces new maintenance orders since maintenance is purchased separately with upfront licenses), (ii) generally lower maintenance rates on large perpetual transactions and, (iii) non-renewal of maintenance by certain customers on perpetual or other upfront licenses. With our license model shift, we expect progressively more of our maintenance revenue to be included in TSL revenue and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may continue to choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would adversely affect future maintenance revenue.

Professional service and other revenue decreased for the three months ended July 31, 2006 compared to the same period in fiscal 2005 due to timing of formal customer acceptance of performance milestones under ongoing projects. Because recognition of professional service revenue depends upon completion of contract milestones, customer schedules and other contract terms, our professional service revenue is likely to continue fluctuating from quarter to quarter.

Revenue—Product Groups. For management reporting purposes, we organize our products and services into five groups: Galaxy™ Design Platform, Discovery™ Verification Platform, Intellectual Property, Design for Manufacturing, and Professional Service & Other.

Galaxy Design Platform. Our Galaxy Design Platform provides our customers a single, integrated IC design solution which incorporates common libraries and consistent timing, delay calculation and constraints throughout the design process. The principal products in the Galaxy platform are the IC Compiler physical design solution, Design Compiler® logic synthesis product, Physical Compiler® physical synthesis product, Apollo™  physical design product, Astro™ advanced physical design system, NanoTime and PrimeTime®/PrimeTime® SI timing analysis products, Formality® formal verification sign-off solution, Star RXCT™ extraction solution and the Hercules™ physical verification family.

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

Design for Manufacturing. Our Design for Manufacturing products and technologies address the mask-making, yield enhancement and test chip challenges of very small geometry ICs and include our TCAD device modeling products, PrimeYield tool suite for yield enhancement, Proteus™ OPC /InPhase optical proximity correction products, phase-shift masking technologies, SiVL® layout verification product, CATS® mask data preparation product and Virtual Stepper® mask qualification product.

Professional Service & Other. Our Professional Services group provides consulting services, including design methodology assistance, specialized systems design services, turnkey design and training.

The following table summarizes the total revenue attributable to these groups as a percentage of total revenue for the last eight quarters based on the original products licensed and not accounting for the effects of customer re-mix. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance and service revenue, which represented approximately 14% and 19% of our total revenue for the three months ended July 31, 2006 and 2005, respectively, to the products to which those support services related.

	Q3- 2006	Q2- 2006	Q1-2006	Q4-2005	Q3 -2005	Q2-2005	Q1-2005	Q4- 2004

Galaxy Design Platform	52%	52%	55%	54%	55%	55%	59%	60%

Discovery Verification Platform	26	23	24	23	22	21	22	21
Intellectual Property	8	8	6	8	7	8	6	6
Design for Manufacturing	10	12	10	10	11	10	10	9

Professional Service & Other	4	5	5	5	5	6	3	4
Total	100%	100%	100%	100%	100%	100%	100%	100%

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

Factors Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.  During the nine months ended July 31, 2006 and 2005, we temporarily shut down our operations in North America for three and four days, respectively, as a cost-saving measure, resulting in the following savings:

	Nine Months Ended
	July 31,
	2006	2005
	(in thousands)
Cost of revenue	$705	$856
Research and development	1,508	1,889
Sales and marketing	890	1,169
General and administrative	430	514
Total	$3,533	$4,428

We did not shut down operations during the three months ended July 31, 2006 or 2005.

Functional Allocation of Operating Expenses. We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction or realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

	July 31,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended
Cost of license revenue	$32.7	$25.4	$7.3	29%
Cost of maintenance and service revenue	16.2	17.8	(1.6)	(9)%
Amortization of intangible assets	6.5	16.2	(9.7)	(60)%
Total	$55.4	$59.4	$(4.0)	(7)%
Percentage of total revenue	20%	24%

Nine months ended
Cost of license revenue	$95.3	$73.6	$21.7	29%
Cost of maintenance and service revenue	49.7	53.3	(3.6)	(7)%
Amortization of intangible assets	21.7	72.3	(50.6)	(70)%
Total	$166.7	$199.2	$(32.5)	(16)%
Percentage of total revenue	21%	27%

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

Cost of maintenance and service revenue.  Cost of maintenance and service revenue includes employee salary and benefits for consulting professionals and associated costs to maintain the related infrastructure necessary to operate our services and training organization. Further, cost of maintenance and service revenue includes allocated costs of employee salary and benefits for providing customer services, such as hotline and on-site support, production services and documentation of maintenance updates.

For the three months ended July 31, 2006, the decrease in total cost of revenue was primarily due to the decrease of $9.7 million in amortization of intangible assets resulting principally from full amortization of certain intangible assets primarily acquired in the acquisition of Avant! Corporation in May 2005. This decrease was offset in part by increases (i) recognition of $2.4 million in stock compensation expense due to adoption of SFAS 123(R); (ii) $2.2 million in compensation and employee benefits due to our increased investment in personnel primarily related to acquisitions; and (iii) $1.5 million in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses, and increased headcount in this functional area.

For the nine months ended July 31, 2006, the decrease in total cost of revenue was primarily due to the decrease of $50.6 million in amortization of intangible assets resulting from full amortization of certain intangible assets primarily acquired in the acquisition of Avant! in May 2005. This decrease was offset in part by increases of (i) recognition of $6.9 million in stock compensation expense due to adoption of SFAS 123(R); (ii) $5.3 million in compensation and employee benefits due to our increased investment in personnel primarily related to acquisitions; (iii) $1.0 million in consulting and contractor costs primarily associated with our professional services solutions group; and (iv) $5.2 million in corporate allocated expenses including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses and increased headcount in this functional area.

Amortization of intangible assets.  See Amortization of Intangible Assets below for information regarding the amount of amortization charged to cost of revenue for the relevant periods.

Operating Expenses

Research and Development

	July 31,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended	$94.0	$82.7	$11.3	14%
Percentage of total revenue	34%	33%
Nine months ended	$275.1	$237.7	$37.4	16%
Percentage of total revenue	34%	32%

For the three months ended July 31, 2006, the increase was primarily due to (i) recognition of $6.8 million in stock compensation expense due to adoption of SFAS 123(R);  (ii) an increase of $3.3 million in research and development personnel and related costs as a result of acquisitions and (iii) an increase of $1.7 million in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased corporate-wide allocable expenses and increased headcount in this functional area.  These increases were partially offset by a decrease in expenses related to travel and communications for research and development personnel.

For the nine months ended July 31, 2006, the increase was primarily due to (i) recognition of $21.4 million in stock compensation expense due to adoption of SFAS 123(R); (ii) an increase of $8.9 million in research and development personnel and related costs as a result of acquisitions and (iii) an increase of $8.1 million in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased corporate-wide allocable expenses and increased headcount in this functional area. This increase was partially offset by a decrease of $4.8 million in expenses related to severance, travel and communications for research and development personnel.

Sales and Marketing

	July 31,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended	$81.2	$83.6	$(2.4)	(3)%
Percentage of total revenue	29%	33%
Nine months ended	$245.5	$249.5	$(4.0)	(2)%
Percentage of total revenue	30%	34%

For the three months ended July 31, 2006, the decrease was primarily due to (i) a decrease of  $1.4 million in sales and marketing personnel and related costs due to reductions in headcount; and (ii) the absence in fiscal 2006 of $5.2 million in costs associated with a reduction in force made during fiscal 2005. This decrease was partially offset by recognition of $4.0 million in stock compensation expense due to adoption of SFAS 123(R).

For the nine months ended July 31, 2006, the decrease was primarily due to (i) an $8.6 million reduction in sales commissions and other business performance-related compensation driven by shipments; (ii) a $4.2 million reduction in sales and marketing personnel and related costs due to reductions in headcount; and (iii) the absence in fiscal 2006 of $6.0 million in costs associated with a reduction in force made during fiscal 2005. This decrease was partially offset by (i) recognition of $12.4 million in stock compensation expense due to adoption of SFAS 123(R); and (ii)  an increase of $1.7 million in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses.

General and Administrative

	July 31,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended	$26.7	$25.6	$1.1	4%
Percentage of total revenue	10%	10%
Nine months ended	$84.8	$76.4	$8.4	11%
Percentage of total revenue	10%	10%

For the three months ended July 31, 2006, the increase was primarily due to (i) recognition of $2.4 million in stock compensation expense due to adoption of SFAS 123(R); (ii) an increase of $1.0 million in facilities costs due to higher property taxes; and (iii) an increase of $1.7 million in professional services expenses related to litigation matters, audit activities, Sarbanes Oxley Act compliance and tax services. This increase in the current quarter was partially offset by a decrease of (i) $1.7 million in employee training and functions, travel and other costs; and (ii) $3.0 million in corporate allocated expenses, including human resources, information technology and facilities costs driven by headcount.

For the nine months ended July 31, 2006, the increase was primarily due to (i) recognition of $7.3 million in stock compensation expense due to adoption of SFAS 123(R); (ii) an increase of $3.2 million in facilities costs due to higher property taxes; (iii) an increase of $8.3 million in professional services expenses related to litigation matters, audit activities, Sarbanes Oxley Act compliance and tax services; (iv) an increase of $3.1 million as a result of reduction in bad debt reserve taken in fiscal 2005 in excess of those taken in fiscal 2006; and (v) an increase of $2.0 million in telecommunication and networking expenses. This increase was partially offset by a decrease of (i) $1.6 million primarily related to hedge settlement expense incurred in fiscal 2005 but not in fiscal 2006; and (ii) $14.7 million in corporate allocated expenses, including human resources, information technology and facilities costs driven by headcount.

In-Process Research and Development.  We recorded a $0.8 million in-process research and development (IPRD) charge related to our acquisition of HPL Technologies, Inc. in the nine months ended July 31, 2006. At the date of the acquisition, the projects associated with these IPRD efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, the amounts were expensed on the acquisition date. We recorded a $5.7 million IPRD charge related to our acquisition of ISE Integrated Systems Engineering AG (ISE) in the nine months ended July 31, 2005.

Amortization of Intangible Assets.  Amortization of intangible assets includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three and nine months ended July 31, 2006.  Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	July 31,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$6.5	$16.2	(9.7)	(60)%
Included in operating expenses	6.8	7.8	(1.0)	(13)%
Total	$13.3	$24.0	$(10.7)	(45)%
Percentage of total revenue	5%	10%

Nine months ended
Included in cost of revenue	$21.7	$72.3	(50.6)	(70)%
Included in operating expenses	21.2	24.5	(3.3)	(13)%
Total	$42.9	$96.8	$(53.9)	(56)%
Percentage of total revenue	5%	13%

For the three and nine months ended July 31, 2006, the decrease in amortization of intangible assets was primarily due to completion of amortization of certain intangible assets acquired in the acquisition of Avant!. See Note 4 to Notes to Unaudited Condensed Consolidated Financial Statements, above, for a schedule of future amortization amounts.

Other Income (Expense), Net

	July 31,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Three months ended
Interest income, net	$3.7	$2.6	$1.1	42%
Foreign currency exchange gain (loss)	(0.2)	0.1	(0.3)	(300)%
Investment (loss) income from deferred compensation plan assets, net	(1.0)	0.9	(1.9)	(211)%
Other (1)	(0.1)	33.6	(33.7)	(100)%
Total	$2.4	$37.2	$(34.8)	(94)%

Nine months ended
Interest income, net	$10.0	$6.3	$3.7	59%
(Loss) on sale of investments, including write-downs	(1.4)	(2.6)	1.2	(46)%
Foreign currency exchange gain (loss)	(0.4)	2.5	(2.9)	(116)%
Foreign currency exchange gain from disallowed hedges	—	3.0	(3.0)	(100)%
Investment income (loss) from deferred compensation plan assets, net	3.0	2.9	0.1	3%
Other (1)	(1.5)	35.1	(36.6)	(104)%
Total	$9.7	$47.2	$(37.5)	(79)%

(1)    For the three and nine months ended July 31, 2006, these amounts are comprised primarily of $0.7 million and $2.0 million, respectively, in premiums paid on foreign exchange forward contracts.  For the three and nine months ended July 31, 2005, the amount included $33 million litigation settlement relating to the acquisition of Nassda Corporation.

For the three and nine months ended July 31, 2006, the decrease in total other income (expense), net, was primarily due to the receipt of the Nassda litigation settlement in 2005 and the effect of the correction of the error in Synopsys’

accounting under SFAS 133 of certain prior year foreign currency hedge transactions.  See Note 12 to Notes to Unaudited Condensed Consolidated Financial Statements.

Income Taxes

Effective Tax Rate

We estimate our annual effective tax rate at the end of each quarterly period, which takes into account estimates of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended July 31, 2006 and July 31, 2005:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(dollars in millions)

Income (loss) before income taxes	$15.6	$29.6	$27.7	$(8.6)
Provision for income tax	$8.0	$12.3	$13.1	$(6.6)
Effective tax rate	51.5%	41.5%	47.3%	76.7%

The effective tax rate increased in the third quarter of 2006 compared to the third quarter of 2005 due principally to a change in the geographical mix of pre-tax earnings and the impact of SFAS 123(R).  The effective tax rate for the nine months ended July 31, 2006 is significantly different from the nine months ended July 31, 2005 due to a year-to-date pre-tax loss in 2005.

The provision for income taxes for the three months ended July 31, 2006 includes a net tax expense of $1.0 million primarily due to a change in estimate relating to federal and state research and experimentation credits. In addition, the provision for income taxes for the nine months ended July 31, 2006 includes a tax expense of $1.8 million relating to state and foreign taxes in the second quarter of 2006.

As a result of a change in U.S. tax rules, in the third quarter of fiscal year 2006, we changed our tax accounting method on our tax return for fiscal year 2005 with respect to the current portion of deferred revenue to follow the recognition of revenue under generally accepted accounting principles.  This accounting method change, as well as other adjustments made to our taxable income upon the filing of the fiscal year 2005 tax return, resulted in an increase in our net operating loss (NOL) carryforwards.  Since we do not expect to use these NOL’s within one year, we reclassified deferred tax assets of approximately $108 million from current to non-current in the third quarter of fiscal year 2006.

In the third quarter of fiscal year 2006, we recorded a net decrease to additional paid in capital of approximately $2.2 million. The decrease was primarily due to two tax adjustments: the withdrawal of an incorrect state refund claim made in 2005 relating to stock option deductions claimed for foreign employees, and an overstatement in 2005 of the excess tax benefit realized from exercises of stock options assumed in certain acquisitions.

In May 2006, the Tax Increase Prevention and Reconciliation Act of 2005 (the “Act”) was enacted. The Act provides a three-year exception to U.S. taxation of certain foreign intercompany income. The provisions of the Act will first apply to Synopsys for its fiscal year 2007. Management is in the process of evaluating the impact of these rules to its provision for income taxes.

Tax Effects of Stock Awards. In November 2005, FASB issued a Staff Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP allows an alternative transition method for calculating the tax effects of stock based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We elected to use the alternative transition method in the third quarter of 2006.  The impact of this election on the first two quarters of 2006 was not material.

IRS Revenue Agent’s Report. On June 8, 2005, we received a Revenue Agent’s Report (RAR) in which the Internal Revenue Service (IRS) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate, which adjusts quarterly.

This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. The proposed adjustment for fiscal years 2000 and 2001 is the total amount relating to these transactions asserted under the IRS theories.

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. Resolution of this matter could take a considerable time, possibly years. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we determine our provision for this matter to be inadequate or are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition could be materially and adversely affected.

In the third quarter of 2006, the IRS started an examination of the Company’s federal income tax returns for the years 2002 through 2004.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources.

Cash and cash equivalents and short term investments

	July 31, 2006	October 31, 2005	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$269.7	$404.4	$(134.7)	(33)%
Short term investments	241.6	182.1	59.5	33%
Total	$511.3	$586.5	$(75.2)	(13)%

During the nine months ended July 31, 2006, our sources and uses of cash included (i) cash utilized for acquisitions of businesses of $20.9 million, (ii) repurchase of common stock of $169.5 million, (iii) purchases of investments of $282.7 million and (iv) capital expenditures of $34.1 million; offset by $43.1 million cash provided by issuance of common stock, (v) cash provided by operating activities of $106.1 million, and (vi) proceeds from sales and maturities of investments of $221.6 million.

Cash flows

	Nine Months Ended July 31,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Cash provided by operations	$106.1	$194.9	$(88.8)	(46)%
Cash used in investing activities	$(118.4)	$(156.2)	$37.8	(24)%
Cash used for financing activities	$(126.4)	$(64.0)	$(62.4)	98%

Cash flows from operating activities.   Cash provided by operations is dependent primarily upon the payment terms of our license agreements. For an upfront license, we require that a substantial portion of the license fee be paid within the first year. Conversely, payment terms for time-based licenses are generally extended; typically the license fee is paid quarterly in even increments over the term of the license. Accordingly, we generally receive cash from upfront licenses much sooner than on time-based licenses.

Cash provided by operating activities decreased in the nine months ended July 31, 2006 compared with the same period in fiscal year 2005, primarily as a result of pay down of liabilities and higher payments to vendors partially offset by higher sales volumes and higher net income excluding non-cash charges.

Cash flows from investing activities.   The reduction in the cash used for investing activities primarily relate to acquisitions and the timing of purchases and maturities of marketable securities. We also use cash to invest in capital and other assets to support our growth.

Cash flows from financing activities.  The increased use of cash for financing activities primarily relate to a higher amount of stock repurchases under our stock repurchase program, partially offset by increased proceeds from issuance of stock pursuant to exercises of stock options.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign bank accounts. As of July 31, 2006, we held an aggregate of $372.3 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $139.0 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. With the exception of Japan, we currently maintain a policy under Accounting Principle Board Opinion No. 23 (“APB 23”), “Accounting for Income Taxes-Special Areas,” of indefinitely reinvesting such funds outside of the United States.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in the timing of our billings, our operating results, accounts receivable collections, the impact of stock option expensing, the timing and amount of tax and other liability payments and as a result of any future acquisitions.

We derive our liquidity and capital resources primarily from cash generated from our operations.  We believe that our current cash, cash equivalents, short-term investments and cash generated from operations will satisfy our business requirements for at least the next twelve months.

Accounts Receivable, net

July 31, 2006	October 31, 2005	Dollar Change	% Change
(dollars in millions)
$110.9	$100.2	$10.7	11%

The increase in accounts receivable was primarily due to the increased billings during the nine months ended July 31, 2006. Days sales outstanding (DSO) was 36 days at July 31, 2006 and October 31, 2005. Our accounts receivable and DSO are primarily impacted by the timing of recognition of our revenue and collections.

Net Working Capital

Working capital is comprised of current assets less current liabilities, as shown on our balance sheet.  As of July 31, 2006, our working capital was a deficit of $(6.6) million, as compared with $130.8 million as of October 31, 2005. The decrease in net working capital of $137.4 million was primarily due to the decrease in (i) cash and cash equivalents of $134.7 million; (ii) reclassification of a deferred tax asset of $105.7 million from current to non-current; (iii) income taxes receivable of $2.1 million; and (iv) increase in deferred revenue of $12.9 million. This decrease was partially offset by (i) increase in short-term investments of $59.5 million; (ii) increase in prepaid and other assets of $6.2 million; (iii) increase in accounts receivable of $10.7 million; (iv) a decrease in accrued income taxes of $5.7 million; and (v) decrease in accounts payable and other liabilities of $36.1 million.

Other Commitments - Revolving Credit Facility

In April 2004, we entered into a three-year, $250 million senior unsecured revolving credit facility. This facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The credit facility will terminate on April 28, 2007. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the Federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Euro dollar rates plus a spread between 0.80% and 1.125% based on a pricing grid tied to a financial covenant.  In addition, commitment fees are payable on the facility at rates between 0.20% and 0.25% per annum based on a pricing grid tied to a financial covenant. As of July 31, 2006, we had no outstanding borrowings under this credit facility and we were in compliance with all covenants.

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

We also believe that, over the long term, growth in EDA spending will continue to depend on growth in semiconductor R&D spending and continued growth in the overall semiconductor market. However, we cannot predict the timing or magnitude of growth in semiconductor revenues, R&D spending or spending on EDA products, nor whether we will benefit from any of these increases should they occur. For example, although the semiconductor industry grew by 29% in 2004 and 7% in 2005, EDA industry revenue growth during this period was below these levels.

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

•              To compete effectively, we believe we must offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance. We have invested significant resources into further development of our Galaxy Design Platform, integration of our Discovery Verification Platform and enhancement of its System Verilog and other advanced features and development of our Design for Manufacturing and IP portfolios. We can provide no assurance that our customers will find these tool and IP configurations more attractive than our competitors’ offerings or that our efforts to balance the interests of integration versus individual product performance will be successful.

•              Payment terms are also an important competitive factor and are aggressively negotiated by our customers. During the second half of fiscal 2003 and continuing through 2004 and 2005, payment terms on time-based licenses lengthened compared to prior periods, negatively affecting our cash flow from operations.

Lack of growth in new IC design starts, industry consolidation and other potentially long-term trends may adversely affect the EDA industry, including demand for our products and services.

The increasing complexity of SoCs and ICs, and customers’ concerns about managing cost and risk have also led to the following potentially long-term negative trends:

•                   The number of IC design starts has remained flat during the last three years.   New IC design starts are one key driver of demand for EDA software.

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

Effective in the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under SFAS 123R, we were required to adopt a fair value based method for measuring the compensation expense related to employee stock awards. This resulted in recognition of substantial additional compensation expense for the first three fiscal quarters of 2006 and had a material adverse effect on our reported results of operations for these quarters. SFAS 123(R) will continue to cause recognition of compensation expense relating to our employee stock options, stock purchase rights granted under our employee stock purchase plans and any restricted stock and restricted stock unit awards in future periods. In addition, the timing and amount of the recognition of tax benefit related to employee stock options and employee stock purchase plans may cause fluctuation in our effective tax rate.

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2000 and 2001, on June 8, 2005, we received a Revenue Agent’s Report in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate, which adjusts quarterly.  This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We have filed a protest to the proposed deficiency with the IRS and the matter is currently under appeal with the IRS. Resolution of this matter could take a considerable time, possibly years.

We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we determine our provision for this matter to be inadequate or if we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition could be materially and adversely affected.

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

•                  We often amend our contracts with our customers to extend the term or add new products. Although these amendments can provide a longer-term payment stream from the customers, they can also result in a lower amount of revenue being recognized per year than under the original arrangement even if the total value of the extended contract is larger.

•                  Certain of our upfront and time-based license agreements provide customers the right to re-mix a portion of the software initially subject to the license for other specified Synopsys products. For example, a customer may use our front-end design products for a portion of the term of its license and then re-mix the products for back-end placement software for the remainder of the term in order to complete the customer’s IC design. While this practice helps assure the customer’s access to the complete design flow needed to manufacture its product, use of these arrangements could result in reduced revenue compared to licensing the individual tools separately.

•                  In the past, we have regularly received a significant proportion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of one or more orders, particularly an upfront order, could have a material adverse effect on our bookings, revenue and earnings for that quarter.

•                     We make significant judgments relating to revenue recognition, specifically determining the existence of proper documentation, establishing that the fee is fixed or determinable, verifying delivery of our software and assessing the creditworthiness of our customers. While we believe our judgments in these areas are reasonable, there can be no assurance that such judgments will not be challenged in the future. In such an event, we could be required to reduce the amount of revenue we have recognized in prior periods, which would have an adverse impact on our reported results of operations for those periods.

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

Unfavorable tax law changes, an unfavorable government review of our tax returns or changes in our geographical earnings mix could adversely affect our effective tax rate and our operating results.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.   A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense.

In addition, our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We are also undergoing an audit of our United States federal income tax returns for fiscal years 2002 through 2004. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in the audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit, there could be a material adverse effect on our income tax provision and net income in the period or periods for which that determination is made.

Furthermore, our interim estimates of our annual income tax provision and effective tax rate are based upon management’s estimates of Synopsys’ annual pre-tax income or losses and the geographic mix of pre-tax income or losses. Should estimates prove inaccurate for any reason, our provision for taxes could increase, which would decrease our net income.

Finally, we have large operations both in the United States and in multiple foreign jurisdictions with a wide range of statutory tax rates. In addition, certain foreign operations are subject to temporary favorable foreign tax rates. Therefore, any changes in our geographical earning mix in various tax jurisdictions and expiration of foreign tax holidays could materially increase our effective tax rate.

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

•                  Regulatory delays;

•                  Drain on management time for acquisition-related activities;

•                  Assumption of unknown liabilities; and

•                  Adverse effects on customer buying patterns or relationships.

While we review proposed acquisitions carefully and strive to negotiate terms that are favorable to us, we can provide no assurance that any acquisition will positively affect our future performance. Furthermore, if we later determine we cannot use or sell an acquired product or technology, we could be required to write down the goodwill and intangible assets associated with the product or technology; any such write-downs could have a material adverse effect on our results of operations.

A failure to timely recruit and retain key employees or for any reorganizations to be effective would have a material adverse effect on our business.

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

From time to time, we may reorganize our operations for a number of reasons, including to better address customer needs, improve operational efficiency and reduce expenses. While we undertake any such reorganization with the expectation that it will result in improve performance, there can be no assurance that a reorganization will in fact improve our operations or motivate our employees or that it will not lead to the loss of key employees.

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

During the first three quarters of fiscal 2006 and all of fiscal 2005 we derived 49% of our revenue from outside the United States; going forward, we expect our overall orders and revenue targets will continue to depend on substantial contributions from outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any stagnation of foreign economies would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures. As of July 31, 2006 (the “Evaluation Date”), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. However, because our remediation of the material weakness identified in the fourth quarter of fiscal 2005 and described below is not yet complete, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, Synopsys’ disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

We have taken the following actions to remediate the material weakness described above: (i) implemented additional recurring review procedures to help ensure compliance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” SFAS No. 5, “Accounting for Contingencies,” and other applicable rules and regulations with respect to tax matters, (ii) engaged external tax advisors to assist in the review of our income tax calculations, (iii) implemented controls with respect to tracking the statute of limitations, and (iv) increased contact and coordination between members of the Corporate Tax Department and the Vice President and Corporate Controller and other senior finance department management. In addition, during the third quarter of fiscal 2006, we completed a reorganization and increase in staffing in the Corporate Tax department and implemented additional review procedures to improve the accuracy of tax reporting. We expect to complete remediation of the material weakness described above during the fourth quarter of fiscal 2006.

Except as noted above, there were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM IA. RISK FACTORS

This item is not applicable to us until our first Quarterly Report on Form 10-Q filed after we file our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Please see “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation-Factors That May Affect Future Results” in Part 1 of this report for risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of our common stock during the three months ended July 31, 2006.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
April 30, 2006 through Jun 3, 2006	488,555	$20.4685	488,555	$327,588,300
Month #2
June 4, 2006 through July 1, 2006	1,861,337	19.0874	1,861,337	292,060,295
Month #3
July 2, 2006 through July 29, 2006	1,360,000	18.3749	1,360,000	267,070,477
Total	3,709,892	$19.0081	3,709,892	$267,070,477

(1) All months shown are our fiscal months.

All shares were purchased pursuant to a $500 million stock repurchase program originally approved by our Board in July 2001 and renewed in December 2002, December 2003 and December 2004, the latest renewal of which was effective and announced on December 1, 2004. Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board.

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

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code.(3)

(1)                            Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

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

Date: September 6, 2006

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

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code.(3)

(1)                            Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.

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