Form 10-K
period 2006-10-31
SYNOPSYS INC
filed 2007-01-11
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2006

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

(650) 584-5000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market, Inc.
Preferred Share Purchase Rights	The Nasdaq Stock Market, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2,676,166,223. Aggregate market value excludes an aggregate of 21,241,457 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

On December 31, 2006, 144,013,064 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year ended October 31, 2006

i

PART I

This Annual Report on Form 10-K, particularly in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements include, but are not limited to, statements concerning: our business, product and platform strategies, expectations regarding previous and future acquisitions; completion of development of our unfinished products, or further development or integration of our existing products; continuation of current industry trends towards vendor consolidation; expectations regarding our license mix; expectations regarding customer interest in more highly integrated tools and design flows; expectations of the success of our intellectual property and design for manufacturing initiatives; expectations concerning recent completed acquisitions; expectations regarding seasonality; expectations regarding the likely outcome of the Internal Revenue Service’s proposed net tax deficiencies for fiscal years 2000 and 2001 or other outstanding litigation; expectations that our cash, cash equivalents and short-term investments and cash generated from operations will satisfy our business requirements for the next 12 months; and our expectations of our future liquidity requirements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, especially those contained in Item 1A of this Form 10-K. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of these terms, or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements.

Item 1.                        Business

Introduction

Synopsys, Inc. (Synopsys) is a world leader in electronic design automation (EDA) software and related services for semiconductor design companies. We deliver technology-leading semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, we provide intellectual property (IP) and design services to simplify the design process and accelerate time-to-market for our customers. Finally, we provide software and services that help customers prepare and optimize their designs for manufacturing.

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

Intellectual Property Reuse.   As IC designs continue to grow in size and complexity, designers have found that inserting pre-designed and pre-verified design blocks into the design can be an effective way to help reduce overall design cost and cycle time by reducing the number of chip elements that must be designed and comprehensively verified. Usually, such IP blocks represent functions that can be used in multiple applications and ICs, including microprocessors, digital signal processors, or connectivity IP that support such protocols as USB, PCI Express or Ethernet.

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

Also, many hardware products contain increasingly complex embedded software components that must be developed after the chip is designed. We offer system-level products that permit designers to develop such software earlier in the IC design process, speeding overall development time.

Finally, designers are under increasing pressure to release their products commercially more quickly than ever before as a result of accelerating global competition. We address this issue by making available a large portfolio of high quality, pre-verified standards-based and other IP, which designers can use to complete their design faster and with greater confidence.

Products and Services

Our products and services are managed by our six principal business units: the Implementation, Verification, Silicon Engineering, Analog/Mixed-Signal, Systems and IP and Global Technical Services

groups. Our products are divided into five common groupings, or platforms: Galaxy™ Design Platform, Discovery™ Verification Platform, Intellectual Property, Design-for-Manufacturing and Professional Services.

Galaxy Design Platform

Our Galaxy Design platform provides our customers with a single, integrated IC design solution which includes industry-leading individual products and which incorporates common libraries and consistent timing, delay calculation and constraints throughout the design process. The platform uses our open Milkyway database and allows designers the flexibility to integrate internally developed and third-party tools. With this advanced functionality, common foundation and flexibility, our Galaxy Design platform helps reduce design times, decrease integration costs and minimize the risks inherent in advanced, complex IC designs.

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

•       PrimeTime®/PrimeTime® SI timing analysis products that measure and analyze the speed at which a design will operate when it is fabricated. The PrimeTime SI tool analyzes the effect of cross-talk and noise on timing, an increasingly important issue at chip geometries of 130 nanometers and below.

•       PrimeYield tool suite for manufacturing yield enhancement.

•       Formality® formal verification sign-off solution, which compares two versions of a design to determine if they are equivalent.

•       Star-RCXT™ extraction solution for analyzing IC layout data and determining key electrical characteristics of a chip, such as capacitance and resistance.

•       TetraMax® automatic test pattern generation (ATPG) solution generates high quality tests to identify defects following the IC manufacturing process.

•       Hercules™ physical verification product family, which performs hierarchical design-rule checking, electrical rule checking and layout versus schematic verification.

Discovery Verification Platform

Our Discovery Verification platform combines our simulation and verification products and design-for-verification methodologies, and provides a consistent control environment to help significantly improve the speed, breadth and accuracy of our customers’ verification efforts. Our solutions span both digital and analog/mixed-signal designs

The following are the Discovery Verification platform’s principal products and solutions:

•       VCS® comprehensive RTL verification solution, which includes technologies that support model development, testbench creation, coverage feedback and debugging techniques.

•       Vera® testbench generator, which automates the creation of testbenches, which are custom models that provide simulation inputs and respond to simulated outputs from the design during verification. Automating this process significantly improves verification quality.

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

Intellectual Property

Synopsys’ IP portfolio includes our IP products and components. Responding to the portfolio demands of designers seeking solutions to reduce their design risk and time-to-market, Synopsys offers a large portfolio of standards-based and other IP, including:

•       DesignWare® Library, an extensive collection of infrastructure IP including datapath generators, AMBA 2.0 and AMBA 3 components and peripherals, microcontrollers, IP for common chip functions and verification IP.

•       VCS Verification Library, which supports SystemVerilog and coverage-driven, constrained-random verification, is one of the industry’s most comprehensive library of verification IP for the most important industry connectivity protocol standards, including USB, PCI, Serial ATA, Ethernet, AMBA and OCP.

•       DesignWare Cores are pre-designed and pre-verified digital logic and mixed-signal blocks that implement important industry connectivity protocol standards, including USB, certified Wireless USB, PCI, Serial ATA, DDR2, Ethernet and mobile storage standards.

In addition, Synopsys now offers system-level products that permit designers to begin embedded software development earlier in the hardware design process, helping speed product development.

Design-for-Manufacturing

Our design for manufacturing (DFM) grouping includes the following products:

•       Technology-CAD or TCAD products, which precisely model individual structures or devices within an IC design to improve manufacturability at small geometries. We see TCAD tools as increasingly important to help customers shorten the time to ramp up their production yields, and therefore reduce their manufacturing costs.

•       Proteus OPC/InPhase optical proximity correction (OPC) products which embed and verify corrective features in an IC design and masks to improve manufacturing results for subwavelength feature width designs. OPC products change mask features to compensate for distortions caused by optical diffraction and resist process effects.

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

•       Yield Management and Test Chip products, from our acquisition of HPL Technologies, Inc., which allow access to fab defectivity and metrology data to better control random as well as systematic defects by addressing them at the design stage. This capability helps facilitate a more seamless progression of designs into manufacturing.

In addition, during fiscal 2006, Synopsys expanded its DFM offerings by acquiring SIGMA-C Software AG, a Munich-based company providing simulation software that allows semiconductor manufacturers and their suppliers to develop and optimize process sequences for optical lithography, e-beam lithography and next-generation lithography technologies.

Professional Services

Synopsys provides a broad portfolio of consulting and design services covering all critical phases of the SoC development process. These services are tightly aligned with our products and solutions to advance customers’ learning curves, help develop and deploy advanced methodologies, and accelerate the implementation of their chips. We offer customers a variety of engagement models to address their project-specific and long-term needs, from on-site assistance to full turnkey development.

Customer Service and Technical Support

A high level of customer service and support is critical to the adoption and successful use of our products. We provide technical support for our products through both field- and corporate-based application engineering teams. Customers who purchase Technology Subscription Licenses (TSLs) receive software maintenance services bundled with their license fee. Customers who purchase term licenses and perpetual licenses may purchase these services separately. See Product Sales and Licensing Agreements below.

Software maintenance services include minor product enhancements, bug fixes and access to our technical support center for primary support. Software maintenance also includes access to SolvNet, our web-based support solution that gives customers access to Synopsys’ complete design knowledge database. Updated daily, SolvNet includes documentation, design tips and answers to user questions. Customers can also engage, for additional charges, our worldwide network of applications consultants for additional support needs.

In addition, Synopsys also offers training workshops designed to increase customer design proficiency and productivity with our products. Workshops cover Synopsys products and methodologies used in our design and verification flows, as well as specialized modules addressing system design, logic design, physical design, simulation and test. We offer regularly scheduled public and private courses in a variety of locations worldwide, as well as Virtual Classroom on-demand and live online training.

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

Support for Industry Standards

We actively create and support standards that help our customers increase productivity, improve interoperability of tools from different vendors, ensure connectivity and interoperability of intellectual property (IP) building blocks, and solve design problems. Standards in the electronic design industry can be established by formal accredited organizations, from industry consortia, by company licensing made available to all, from de facto usage, or through open source licensing.

Synopsys’ products support many standards, including the most commonly used hardware description languages, VHDL, Verilog HDL, SystemVerilog and SystemC. Our products utilize numerous industry standard data formats and interfaces for the exchange of data among our tools, other EDA vendor’s products, and applications that customers develop internally. We also comply with a wide range of industry standards within our IP product family to ensure usability and interconnectivity.

Synopsys is a member of more than 30 industry standards organizations including: Design and Reuse, Fabless Semiconductor Association, European Electronic Chips and Systems design Initiative, Gigabit Ethernet Consortia, Mobile Industry Processor Interface, OpenAccess Coalition, Open SystemC Initiative, and Virtual Socket Interface Alliance. In addition, we are a board member and/or strongly active participant in influential EDA standards and interoperability organizations including: Accellera, the Institute of Electrical and Electronics Engineers, Power.org, Structure for Packaging, Integrating and Re-using IP within Tool-flows, and the Silicon Integration Initiative.

Synopsys’ TAP-inSM program provides interface standards to all companies through an open source licensing model. Synopsys, other EDA companies, and EDA customers use these standards to facilitate interoperability of their tools. The standards offered through our TAP-in program include our Liberty™ format for library modeling, SDC for design constraints, SAIF for switching activity, the OpenVera® language for hardware verification, and Open MAST for electromechanical design modeling. Synopsys’ common database, Milkyway, is available for tool integration by EDA vendors through our MAP-inSM program. Synopsys manages changes and enhancements that come from the community of licensees for all TAP-in and MAP-in standards, with Liberty’s change management being operated within the Silicon Integration Initiative. Finally, Synopsys provides access to our tools for other EDA vendors to help identify, facilitate, and develop optimal flows and solutions for our mutual customers through our in-Sync program.

Synopsys’ products are written mainly in the C and C++ languages and utilize software standards for graphical user interfaces. Our products generally run under the industry’s most popular operating systems, Sun Solaris, RedHat Enterprise Linux, and SUSE Linux Enterprise, and on the most widely-used microprocessors including Sun SPARC, Intel Xeon64, and AMD AMD64.

Sales, Distribution and Backlog

We market our products and services primarily through direct sales in the United States and principal foreign markets. We typically distribute our products and documentation to customers electronically, but provide physical media (i.e. CD-ROMs) when requested by the customer.

We maintain sales/support centers throughout the United States. Outside the United States we maintain sales/support offices in Canada, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, the Netherlands, the People’s Republic of China, Singapore, South Korea, Sweden, Taiwan and the United Kingdom. Our foreign headquarters is located in Dublin, Ireland. Our offices are further described under Part I, Item 2. Properties.

In fiscal 2006, 2005 and 2004, an aggregate of 49%, 49% and 45%, respectively, of Synopsys’ total revenue was derived from sales outside of the United States. Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 11 of  Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data and is incorporated by reference here. Information relating to risks associated with foreign operations is described in Part I, Item 1A. Risk Factors- Stagnation of foreign economies, foreign exchange rate fluctuations and the increasingly global nature of our operations could adversely affect our performance and is incorporated by reference here.

Historically, our orders and revenue have been lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one fiscal year and the first quarter of the next fiscal year, although the timing of major license renewals can alter this trend. Under our previous license model, revenue seasonality resulted principally from the decline in the amount of upfront orders from the fourth quarter of one fiscal year to the first quarter of the next fiscal year. However, as a result of the shift in our license model, as more fully described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we experienced significantly less revenue seasonality during fiscal 2005 and 2006 and we expect revenue seasonality to be minimal in the foreseeable future, although orders seasonality may continue.

Synopsys’ aggregate backlog was approximately $2.01 billion on October 31, 2006, representing a 4% increase from backlog of $1.92 billion on October 31, 2005. Aggregate backlog includes deferred revenue, operational backlog and financial backlog. Deferred revenue represents that portion of orders for software products, license maintenance and other services which have been delivered and billed to the customer but on which the revenue has not yet been recognized. Operational backlog consists of orders for software products and maintenance that have not been shipped and orders for consulting services that have not yet been performed and accepted. Financial backlog consists of future installments not yet due and payable under existing time-based licenses and maintenance contracts.

We have not historically experienced material order cancellations.

The following table summarizes the revenue attributable to our five product groups established for management reporting purposes as a percentage of total revenue for the last three fiscal years. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance revenue, which represented approximately 9%, 14% and 16% of our total revenue in fiscal 2006, 2005 and 2004, respectively, to the products to which those support services related.

	FY 2006	FY 2005	FY 2004
Galaxy Design Platform	52%	56%	62%
Discovery Verification Platform	24%	22%	21%
IP	8%	7%	6%
Design for Manufacturing	11%	10%	7%
Professional Services and Other	5%	5%	4%
Total	100%	100%	100%

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 11%, 13% and 11% of our total revenue for the fiscal 2006, 2005 and 2004, respectively.

Research and Development

Our future performance depends in large part on our ability to further integrate our design and verification platforms and to expand our design for manufacturing and IP product offerings. Research and development on existing and new products is primarily conducted within each product group. In addition, an Advanced Technology Group within Synopsys’ Silicon Engineering Group explores new technologies and maintains strong research relationships outside Synopsys with both industry and academia.

During fiscal 2006, 2005 and 2004, research and development expenses, excluding capitalized software development costs, were $370.6 million, $320.9 million and $288.8 million, respectively. Synopsys’ capitalized software development costs were approximately $3.5 million, $3.0 million, and $2.7 million in fiscal 2006, 2005 and 2004, respectively.

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

In certain cases, we provide our customers the right to “re-mix” a portion of the software they initially licensed for other specified Synopsys products. For example, a customer may use our front-end design products for a portion of the license term and then exchange such products for back-end placement software for the remainder of the term in order to complete the customer’s IC design. This practice helps assure the customer’s access to the complete design flow needed to design its product. The customer’s re-mix of product, when so provided under the customer agreement, does not alter the timing of recognition of the license fees paid by the customer, which is governed by our revenue recognition policies. The ability to offer this right to customers often gives us an advantage over competitors who offer a narrower range of products, because customers can obtain more of their design flow from a single vendor. At the same time, because in such cases the customer need not obtain a new license and pay an additional license fee for the use of the additional products, the use of these arrangements could result in reduced revenue compared to licensing the individual products separately without re-mix rights.

We currently offer our software products under various license types, including renewable TSLs, term licenses and perpetual licenses. For a full discussion of these licenses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates and Results of Operations—Revenue Background.

With respect to our DesignWare Core intellectual property products, we typically license those products to our customers under nonexclusive license agreements that provide usage rights for specific applications. Fees under these licenses are typically charged on a per design basis plus, in some cases, royalties.

Finally, our Global Technical Services team providing design consulting services typically operate under consulting agreements with our customers with statements of work specific to each project.

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

Employees

As of October 31, 2006, Synopsys had 5,130 employees, with 2,842 based in North America and 2,288 based outside of North America.

Acquisitions in Fiscal 2006

For information about acquisitions we completed during fiscal 2006, please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Note 3 of Notes to Consolidated Financial Statements which are incorporated by reference here.

Item 1A.                Risk Factors

Weakness, budgetary caution or consolidation in the semiconductor and electronics industries may continue to negatively impact our business.

In recent years, we believe that EDA industry growth has been adversely affected by many factors, including ongoing efforts by semiconductor companies to control their spending, uncertainty regarding the long-term growth rate of the semiconductor industry, excess EDA tool capacity of some of our customers and increased competition in the EDA industry itself causing pricing pressure on EDA vendors. If these factors persist or additional semiconductor industry growth does not occur (or if we do not benefit from any such increases), our business, operating results and financial condition will be materially and adversely affected.

We also believe that, over the long term, growth in EDA spending will continue to depend on growth in semiconductor R&D spending and continued growth in the overall semiconductor market. However, we cannot predict the timing or magnitude of growth in semiconductor revenues, R&D spending or spending on EDA products, nor whether we will benefit from any of these increases should they occur. For example, although the semiconductor industry grew by 28% in 2004 and 7% in 2005, EDA industry revenue growth during this period was below these levels.

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

•       Payment terms are also an important competitive factor and are aggressively negotiated by our customers.   During the second half of fiscal 2003 and continuing through 2006, payment terms on time-based licenses lengthened compared to prior periods, negatively affecting our cash flow from operations. Longer payment terms could continue in the future, which would negatively affect our future operating cash flow.

Lack of growth in new IC design starts, industry consolidation and other potentially long-term trends may adversely affect the EDA industry, including demand for our products and services.

The increasing complexity of SoCs and ICs, and customers’ concerns about managing cost and risk have also led to the following potentially long-term negative trends:

•       The number of IC design starts has remained flat during the last three years. New IC design starts are one of the key drivers of demand for EDA software.

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

All of these trends, if sustained, could have a material adverse effect on the EDA industry, including the demand for our products and services, which in turn would materially and adversely affect our financial condition and results of operations.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges or effects, including changes to our prior financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, or in our interpretations of these principles, can have a significant effect on our reported results and may retroactively affect previously reported results.

For example, in September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying misstatements and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Synopsys will be required to adopt the provisions of SAB 108 in fiscal 2007. Synopsys is currently evaluating the requirements of SAB 108 and the potential impact upon adoption. Historically, Synopsys has evaluated uncorrected differences utilizing the “rollover” approach. Although Synopsys believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, Synopsys expects that, due to the analysis required in SAB 108, certain historical uncorrected differences during fiscal 1999 through fiscal 2003 related to share-based compensation and fixed assets, will be corrected upon adoption and reflected in the opening retained earnings balance for fiscal 2007. There can be no assurance that the SEC will not disagree with our conclusions.

Synopsys has not yet completed its analysis of SAB 108, however, it estimates that the expected net reduction to its opening retained earnings balance for fiscal 2007 will be approximately $10 to $12 million. Synopsys is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual change to opening retained earnings balance for fiscal 2007 could be different than the estimate.

In addition, effective in the first quarter of fiscal 2006, Synopsys was required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS123(R)), which requires the measurement of all share-based compensation to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The adoption of SFAS 123(R) had, and is expected to continue to have, a material effect on our reported financial results.

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2000 and 2001, on June 8, 2005, we received a Revenue Agent’s Report in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate, which adjusts quarterly. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We have filed a protest to the proposed deficiency with the IRS and the matter is currently under appeal with the IRS. We expect to begin the appeals process during 2007. However, final resolution of this matter could take a considerable time, possibly years.

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

•       In the past, we have regularly received a significant proportion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of one or more orders, particularly an upfront order, could have a material adverse effect on our revenue and/or earnings for that quarter.

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

SoC and IC functionality continues to increase while feature widths decrease, substantially increasing the complexity, cost and risk of IC design and manufacturing. To address greater complexity, semiconductor designers and manufacturers demand continuous innovation from EDA suppliers. At the same time, as a general business trend, we believe some customers and potential customers are seeking to buy more products from fewer suppliers and at reduced overall prices in an effort to reduce overall cost and risk. In order to succeed in this environment, we must successfully meet our customers’ technology requirements, while also striving to reduce their overall costs and our own operating costs. Failure to manage these conflicting demands successfully would materially and adversely affect our financial condition and results of operations.

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

During each of fiscal 2006 and 2005, we derived 49% of our revenue from outside the United States; going forward, we expect our overall orders and revenue targets will continue to depend on substantial contributions from outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any stagnation of foreign economies would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

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

Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe on a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. In addition, we are currently in patent litigation with Magma Design, Inc., one of our competitors. We believe these claims are without merit and will continue to vigorously pursue them.

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

In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal control over financial reporting and auditor attestation of that assessment in our annual reports. This effort has required, and will continue to require in the future, the commitment of significant financial and managerial resources. Any failure to complete a favorable assessment and obtain our auditors’ attestation could have a material adverse effect on our stock price.

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

From time to time, we may reorganize our operations for a number of reasons, including to better address customer needs, improve operational efficiency and reduce expenses. While we undertake any such reorganization with the expectation that it will result in improve performance, there can be no assurance that a reorganization will in fact improve our operations or that it will not lead to the loss of key employees.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

United States Facilities

Synopsys’ principal offices are located in four adjacent buildings in Mountain View, California, which together provide approximately 400,000 square feet of available space. This space is leased through February 2015. Synopsys occupies approximately 200,000 square feet of space in two adjacent buildings in Sunnyvale, California under lease through October 2012, and approximately 72,000 square feet of space in a third building in Sunnyvale under lease through April 2012. We use these buildings for administrative, marketing, research and development, sales and support activities.

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

Synopsys owns a third building in Sunnyvale, California with approximately 120,000 square feet, which is leased to a third party through April 2009. Synopsys also owns 34 acres of undeveloped land in San Jose, California and 13 acres of undeveloped land in Marlboro, Massachusetts. Synopsys has entered into an agreement to sell the San Jose property. See Note 15 of Notes to Consolidated Financial Statements.

Synopsys currently leases 20 other offices throughout the United States, primarily for sales and support activities.

International Facilities

Synopsys leases approximately 45,000 square feet in Dublin, Ireland for its foreign headquarters and for research and development purposes. This space is leased through April 2026. In addition, Synopsys leases foreign sales and service offices in Canada, Denmark, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, the Netherlands, the People’s Republic of China, Singapore, South Korea, Sweden, Taiwan and the United Kingdom. We also lease research and development facilities in Armenia, Canada, Chile, France, Germany, India, the Netherlands, the People’s Republic of China, Russia, Scotland, South Korea, Switzerland, Taiwan and the United Kingdom.

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

Item 3.                        Legal Proceedings

Synopsys v. Magma Design Automation, Inc.

In September 2004, Synopsys filed suit against Magma Design Automation, Inc. (Magma) in U.S. District Court for the Northern District of California alleging infringement by Magma of three patents. In April 2006, the parties proceeded to trial on the issue of ownership of these patents (the Ownership Trial). As the ruling from the Ownership Trial remains pending, in December 2006 Synopsys filed a motion for a preliminary injunction to require Magma to withdraw its claim of ownership on the patents considered during the Ownership Trial. In January 2007, the court granted Synopsys’ motion and directed Magma to transfer record title to Synopsys. The court has not yet issued a final ruling on the question of ownership. A second trial (the Infringement Trial) will be required in order to determine the relief that should issue in connection with any infringement of the Synopsys patents; however, the court has not yet scheduled the Infringement Trial.

In September 2005, Synopsys filed two additional actions against Magma. One of the actions, filed in the Superior Court of California and later removed to the U.S. District Court for the Northern District of California, alleges that Magma engaged in actions that constitute common law and statutory unfair business practices. In that action Magma filed a motion to dismiss, which remains under submission. In the remaining action Synopsys asserted three patents against Magma in U.S. District Court for the District of Delaware. In its answer and counterclaims, Magma asserted patents against Synopsys, and alleged that Synopsys has engaged in various practices that constitute antitrust violations and has violated various state laws. Magma seeks declaratory relief that the patents asserted by Synopsys are invalid or unenforceable. Magma also seeks an injunction prohibiting Synopsys from infringing the patents it has asserted, and seeks unspecified damages. Synopsys has filed an answer denying Magma’s allegations and asserting that the Magma patents at issue are either unenforceable or invalid. A trial on these issues has been scheduled for June 2007.

Synopsys believes Magma’s claims in all actions are without merit and is vigorously contesting them.

IRS Revenue Agent’s Report

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

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. We expect to begin the appeals process during 2007. However, final resolution of this matter could take a considerable time, possibly years. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we determine our provision for this matter to be inadequate or are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition could be materially and adversely affected.

Other Proceedings

We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of the defense costs, diversion of management resources and other factors.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Executive Officers of the Registrant

The executive officers of Synopsys and their ages as of December 31, 2006, were:

Name	Age	Position
Aart J. de Geus	52	Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	57	President, Chief Operating Officer
Brian M. Beattie	53	Chief Financial Officer
John Chilton	49	Senior Vice President, Marketing and Business Development Group
Janet S. Collinson	46	Senior Vice President, Human Resources and Facilities
Antun Domic	55	Senior Vice President and General Manager, Implementation Group
Wolfgang Fichtner	55	Senior Vice President and General Manager, Silicon Engineering Group
Manoj Gandhi	46	Senior Vice President and General Manager, Verification Group
Deirdre Hanford	44	Senior Vice President, Global Technical Services
Paul Lo	47	Senior Vice President and General Manager, Analog/Mixed Signal Group
Joseph W. Logan	47	Senior Vice President, Worldwide Sales
Brian E. Cabrera	41	Vice President, General Counsel and Secretary
Joachim Kunkel	48	Vice President and General Manager, Systems and IP Group

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

Dr. Chi-Foon Chan has served as Chief Operating Officer since April 1997 and as President and a Director of Synopsys since February 1998. From September 1996 to February 1998, he served as Executive Vice President, Office of the President. From February 1994 until April 1997, he served as Senior Vice President, Design Tools Group. In addition, he has held the titles of Vice President of Application Engineering and Services; Vice President, Engineering and General Manager, DesignWare Operations; and Senior Vice President, Worldwide Field Organization. Dr. Chan joined Synopsys in May 1990. From March 1987 to May 1990, Dr. Chan was employed by NEC Electronics, where he was General Manager, Microprocessor Division. From 1977 to 1987, Dr. Chan held a number of senior engineering positions at Intel Corporation. Dr. Chan holds a B.S. in Electrical Engineering from Rutgers University, and an M.S. and a Ph.D. in Computer Engineering from Case Western Reserve University.

Brian M. Beattie has served as Chief Financial Officer since January 2006. Prior to that time, he was Executive Vice President of Finance and Administration and Chief Financial Officer of SupportSoft, Inc., a provider of software and services that automate the resolution of technical problems, since October 1999. From May 1998 to May 1999, he served as Vice President of Finance, Mergers and Acquisitions of Nortel

Networks Corporation. From July 1996 to April 1998, Mr. Beattie served as Group Vice President of Meridian Solutions of Nortel Networks Corporation. From February 1993 to June 1996, Mr. Beattie served as Vice President of Finance, Enterprise Networks, for Nortel Networks Corporation. Mr. Beattie holds a Bachelor of Commerce and an MBA from Concordia University in Montreal.

John Chilton has served as Senior Vice President, Marketing and Business Development Group since September 2006. Prior to that time, he was Senior Vice President and General Manager of the Solutions Group of Synopsys from August 2003 to September 2006 and Senior Vice President and General Manager of the IP and Design Services Business Unit from 2001 to August 2003. From 1997 to 2001, Mr. Chilton served as Vice President and General Manager of the Design Reuse Business Unit. Mr. Chilton received a B.S.E.E. from University of California at Los Angeles and an M.S.E.E. from the University of Southern California.

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

Dr. Wolfgang Fichtner has served as Senior Vice President and General Manager of the Silicon Engineering Group since December 2006. Prior to that time, Dr. Fichtner was Vice President and General Manager, TCAD products for Synopsys, from November 2004 through December 2006. He was President and Chief Executive Officer of ISE Integrated Systems Engineering AG, a Swiss provider of TCAD products which he founded, from 1993 until November 2004, when the company was acquired by Synopsys. From October 1999 to October 2004, he was Chairman of the Electrical Engineering Department at the Swiss Federal Institute of Technology (ETH) and has served as a professor of ETH and head of its Integrated Systems Laboratory since 1985. From 1978 until 1985, Dr. Fichtner worked in various positions at Bell Laboratories, an electronics research concern. Dr. Fichtner holds an M.S. in Physics and a Ph.D. in Electrical Engineering from the Technical University of Vienna, Austria.

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

Deirdre Hanford has served as Senior Vice President, Global Technical Services since September 2006. Prior to that time, she was Senior Vice President of Worldwide Applications Services from December 2002 to September 2006 and Senior Vice President, Business and Market Development from September 1999 to December 2002. From October 1998 until September 1999, she served as Vice President, Sales for Professional Services and prior to that as Vice President, Corporate Applications Engineering from April 1996 to September 1999. Ms. Hanford received a B.S.E.E. from Brown University and an M.S.E.E. from University of California at Berkeley. Ms. Hanford sits on the American Electronics Association’s national board of directors.

Dr. Paul Lo has served as Senior Vice President and General Manager, Analog/Mixed Signal Group since September 2006. Prior to that he was Vice President of Engineering, Implementation Group from November 2002 to September 2006 and Senior Vice President of International Strategy from June 2002 to November 2002. In June 2002, Dr. Lo joined Synopsys with our acquisition of Avant! Corporation, where he had served as President from July 2001 to June 2002 and had held a variety of positions, including Chief Operating Officer, Head of Engineering, Head of Asia Engineering and key Architect in product development. Dr. Lo has also held positions at Cadence Design Systems, Quickturn Design Systems, and Hughes Aircraft Microelectronics Center. Dr. Lo holds a B.S.E.E. from the National Taiwan University and an M.S. and a Ph.D. in Electrical Engineering from the University of Southern California.

Joseph W. Logan has served as Senior Vice President, Worldwide Sales since September 2006. Prior to that time he was head of sales for the North America East region from September 2001 until September 2006. Prior to Synopsys, Mr. Logan was head of North American Sales and Support at Avant! Corporation. Mr. Logan holds a B.S.E.E. from the University of Massachusetts, Amherst.

Brian E. Cabrera has served as Vice President, General Counsel and Secretary since June 2006. Prior to that, he was Senior Vice President, General Counsel and Secretary at Callidus Software, a provider of enterprise incentive management software systems, from August 1999 through June 2006. Prior to Callidus, Mr. Cabrera held senior legal positions at PeopleSoft, Inc., an enterprise software company, Netscape Communications, Inc., an internet software company, and Silicon Graphics, Inc., a computer hardware manufacturer. Mr. Cabrera holds a B.A. in Political Science and Philosophy and a Masters in Public Policy from the University of Southern California, as well as a Juris Doctorate from the University of Southern California Law School.

Joachim Kunkel has served as the Vice President and General Manager of the IP & Systems Group of Synopsys since September 2006. Before holding that position, he served in a number of senior positions at Synopsys, including Vice President of Engineering of the Solutions Group from August 2003 until September 2006, Vice President of Marketing of the IP and Design Services Business Unit from May 2002 until August 2003, and Vice President and General Manager of the System-Level Design Business Unit from October 1998 until May 2002. Mr. Kunkel received an M.S. in Electrical Engineering from the Aachen University of Technology in 1984.

There are no family relationships among any Synopsys executive officers or directors.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock trades on the Nasdaq Stock Market under the symbol “SNPS.” The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the Nasdaq Stock Market.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2006:
High	$21.83	$22.96	$21.90	$22.50
Low	$18.44	$21.04	$17.18	$17.53
2005:
High	$19.55	$18.80	$18.80	$19.18
Low	$16.49	$16.44	$16.61	$16.98

As of October 31, 2006, there were approximately 507 shareholders of record. To date, Synopsys has paid no cash dividends on its capital stock and has no current intention to do so. Synopsys’ credit facility contains financial covenants requiring us to maintain certain specified levels of cash and cash equivalents. Such provisions could have the effect of preventing us from paying dividends in the future.

Stock Repurchase Program

The table below sets forth information regarding repurchases of Synopsys common stock by Synopsys during the fiscal quarter ended October 31, 2006.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Dollar Value Of Shares Remaining Purchasable Under The Programs As Of End Of Period
Month #1
July 30, 2006 through September 2, 2006	531,598	18.0084	531,598	$257,497,269
Month #2
September 3, 2006 through September 30, 2006	1,025,378	19.2958	1,025,378	$237,711,825
Month #3
October 1, 2006 through October 28, 2006	54,799	19.8722	54,799	$236,622,851
Total	1,611,775	18.8907	1,611,775	$236,622,851

All shares were purchased pursuant to a $500 million stock repurchase program approved by Synopsys’ Board of Directors on December 1, 2004. Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors.

The remaining information required by Item 5 is set forth in Note 7 of Notes to Consolidated Financial Statements incorporated by reference here.

Item 6.                        Selected Financial Data

	Fiscal Year Ended October 31(1)
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Revenue(2)	$1,095,560	$991,931	$1,092,104	$1,176,983	$906,534
Income (loss) before provisions for income taxes(3)	43,719	(7,789)	91,592	218,989	(288,940)
Provision (benefit) for income taxes	18,977	9,325	16,508	74,568	(87,114)
Net income (loss)	24,742	(17,114)	75,084	144,421	(201,826)
Net income (loss) per share(4):
Basic	0.17	(0.12)	0.49	0.95	(1.51)
Diluted	0.17	(0.12)	0.47	0.91	(1.51)
Working capital	23,394	130,552	169,904	433,343	151,344
Total assets	2,157,822	2,133,424	2,087,567	2,300,916	1,977,278
Long-term debt	—	7,265	7,443	7,219	6,547
Stockholders’ equity	1,163,167	1,210,637	1,258,455	1,426,069	1,111,443

(1)          Synopsys has a fiscal year that ends on the Saturday nearest October 31. Fiscal 2006, 2005, 2004, 2003, and 2002 were 52-week years. Fiscal 2007 will be a 53-week fiscal year.

In fiscal 2006, we identified errors which affected our income tax provision in fiscal years 2001 through 2005. We concluded that these errors were not material to any such prior year financial statements. Although the errors are not material to prior periods, we elected to revise prior year financial statements. The fiscal periods in which the errors originated, and the resulting change in provision (benefit) for income taxes for each such year, are disclosed in Note 9 of Notes to Consolidated Financial Statements.

(2)          Includes results of operations from acquired businesses from the date of acquisition. See Note 3 of Notes to Consolidated Financial Statements.

(3)          Includes charges of $0.8 million, $5.7 million, $1.6 million, and $19.8 million for fiscal 2006, 2005, 2004 and 2003, respectively, for in-process research and development. Fiscal 2005 includes $33.0 million litigation settlement gain relating to the acquisition of Nassda Corporation. Fiscal 2002 includes merger-related and other costs of $33.5 million and insurance premium costs of $335.8 million related to our acquisition of Avant! Corporation in fiscal year 2002.

(4)          Per share data for all periods presented have been adjusted to reflect Synopsys’ two-for-one stock split completed on September 23, 2003.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 7 and by the risk factors set forth in Item 1A of this Report. Please also see the cautionary language at the beginning of Part 1 of this Report regarding forward-looking statements.

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

Since the 2000 through 2002 semiconductor downturn and subsequent recovery, our customers have focused significantly on expense reductions, including in their R&D budgets. This expense outlook has affected us in a number of ways. First, some customers have reduced their EDA expenditures by decreasing their level of EDA tool purchases, using older generations of EDA products or by not renewing maintenance services. Second, customers bargain more intensely on pricing and payment terms, which has affected revenues industry-wide. For example, customers’ desire to conserve cash by paying for licenses over time resulted in a shift of our license mix to an almost completely ratable model in the fourth quarter of fiscal 2004, in which substantially more revenue is recognized over time rather than at the time of shipment. This shift adversely affected our total revenue in fiscal 2004, 2005 and 2006. Third, some customers are consolidating their EDA purchases with fewer suppliers in order to lower their overall cost of ownership while at the same time meeting new technology challenges. This has increased competition among EDA vendors.

Recognizing that our customers will continue to spend cautiously and will work to aggressively contain costs, we are intensely focused on improving our customers’ overall economics of design by providing more fully integrated design solutions and offering customers the opportunity to consolidate their EDA spending with us. Over the long term, we believe EDA industry spending growth will continue to depend on growth in semiconductor R&D spending and on continued growth in the overall semiconductor market. The Semiconductor Industry Association has forecasted modest growth in semiconductor revenues during 2007 and we believe semiconductor R&D spending will grow as well. However, we cannot currently predict whether this outlook will contribute to higher EDA industry spending.

Fiscal 2006 Product Developments

During fiscal 2006, we announced or introduced a number of new products and product developments, including:

•       Availability of our PrimeYield tool suite that helps integrate design with manufacturing by predicting design-induced mechanisms that threaten manufacturing tolerances and by providing automated correction guidance to upstream implementation tools.

•       Release of enhancements to our TetraMAX automatic test pattern generation product that result in a typical speedup of three times or more in runtime performance compared with the previous version.

•       Availability of a new family of process-aware design-for-manufacturing products that analyze variability effects at the custom/analog design stage for 45-nanometer and smaller designs,

•       Availability of DesignWare USB 2.0 nanoPHY intellectual property (IP) for mobile, high volume consumer devices tailored specifically for low power consumption, small chip area and high manufacturing yield.

•       Our DesignWare verification IP became the first to support the System Verilog language and methodology decreasing the cost of test bench development and helping designers reduce risk and meet project schedules.

•       Availability of simulation software from our acquisition of SIGMA-C Software AG that allows semiconductor manufacturers and their suppliers to develop and optimize process sequences for optical lithography, e-beam lithography and next-generation lithography technologies.

Fiscal 2006 Financial Performance Summary

•       Revenue was $1,095.6 million, up 10% from $991.9 million in fiscal 2006, primarily due to an increase in time-based license revenue from orders booked in prior periods which more than offset a decrease in service revenue recognized during fiscal 2006.

•       Time-based license revenue increased 18% from $743.7 million in fiscal 2005 to $874.9 million in fiscal 2006, primarily reflecting the continuation of our highly ratable license model for an additional four quarters combined with increased business levels in earlier quarters.

•       Upfront license revenue increased 4% from $60.5 million in fiscal 2005 to $63.1 million in fiscal 2006, within our target range, due to normal fluctuations in customer demand for upfront licenses.

•       We derived approximately 7% of our software license revenue from upfront licenses and 93% from time-based licenses in fiscal 2006, versus approximately 8% and 92%, respectively, in fiscal 2005, within our target range for ratable license revenue.

•       Maintenance revenue declined by 24% from $136.3 million in fiscal 2005 to $103.1 million in fiscal 2006 primarily as a result of non-renewal of maintenance by some of our existing perpetual license customers and the continuing shift to a larger percentage of time-based licenses in which maintenance is bundled and not charged separately. Professional service and other revenue, at $54.5 million, increased 6% from $51.4 million in fiscal 2005 due to the timing of customer acceptance of services performed under ongoing contracts.

•       Net income was $24.7 million compared to a net loss of $(17.1) million in fiscal 2005, primarily due to increased revenue and reduced cost of goods sold arising from reduced amortization expense. This increase was partially offset by increased research and development expenses driven by acquisitions and increased investment in our core products, commencement of share-based compensation expense under SFAS 123(R) in fiscal 2006, and the absence of a large litigation settlement received in fiscal 2005.

•       We repurchased approximately 10.0 million shares of our common stock at an average price of $19.94 per share for a total of approximately $200.0 million.

•       Operating cash flow decreased 24% from $269.2 million in fiscal 2005 to $205.9 million in fiscal 2006 primarily as a result of increased payments to vendors, increased commission and bonus payments and the timing of billings on time-based license agreements. In addition, in fiscal 2005, operating income included a $33 million litigation settlement gain relating to the acquisition of Nassda Corporation.

Fiscal 2006 Acquisitions

During fiscal 2006, we acquired: (1) HPL Technologies, Inc. a provider of yield management and test chip products that will allow designers to better address defects at the IC design phase, (2) Virtio Corporation, a creator of virtual platforms for embedded software development, which will help us provide an integrated implementation, verification and IP solution to speed up hardware and software development and (3) SIGMA-C Software AG, a Munich-based company providing simulation software that will allow semiconductor manufacturers and their suppliers to develop and optimize process sequences for optical lithography, e-beam lithography and next-generation lithography technologies. See Note 3 of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our audited consolidated financial statements, which we prepare in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding our results of operations, are:

•       Revenue recognition;

•       Valuation of intangible assets;

•       Income taxes; and

•       Valuation of share-based compensation

Revenue Recognition

We recognize revenue from software licenses and maintenance and service revenue. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.

We have designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended.

With respect to software licenses, we utilize three license types:

•       Technology Subscription Licenses (TSLs), are time-based licenses for a finite term, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. We bundle and do not charge separately for post-contract customer support (maintenance) for the term of the license.

•       Term Licenses, are also for a finite term, but do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually for the balance of the term. The annual maintenance fee is typically calculated as a percentage of the net license fee.

•       Perpetual Licenses, continue as long as the customer renews maintenance plus an additional 20 years. Perpetual licenses do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually.

For the three software license types, we recognize revenue as follows:

•       TSLs.   We typically recognize revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based revenue” in the statement of operations.

•       Term Licenses.   We recognize the term license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the statement of operations. For term licenses in which less than 75% of the term license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based revenue” in the statement of operations.

•       Perpetual Licenses.   We recognize the perpetual license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront revenue” in the statement of operations. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize the revenue as customer installments become due and payable. Revenue attributable to these perpetual licenses is reported as “time-based revenue” in the statement of operations.

In addition, we recognize revenue from maintenance fees associated with term and perpetual licenses ratably over the maintenance period and recognize revenue from professional service and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “service revenue” in the statement of operations.

Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when such element is sold separately.

We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, we recognize revenue from maintenance ratably over the maintenance term, and we recognize revenue from professional services as the related services are performed and accepted. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectibility of the full license or service fee is probable. All four of these criteria must be met in order for us to recognize revenue with respect to a particular arrangement. We apply these revenue recognition criteria as follows.

•       Persuasive Evidence of an Arrangement Exists.   Prior to recognizing revenue on an arrangement, our customary policy is to have a written contract, signed by both the customer and us or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or purchase agreement.

•       Delivery Has Occurred.   We deliver software to our customers physically or electronically. For physical deliveries, the standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes, or “license keys,” that allow the customer to take immediate possession of the software by downloading it to the customer’s hardware. We generally ship our software products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and our operational capacity to fulfill software license orders at the end of a quarter.

•       The Fee is Fixed or Determinable.   Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require 75% or more of the arrangement fee to be paid within one year. If the arrangement includes these terms, we regard the fee as fixed or determinable, and recognize all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, we recognize revenue ratably even if the fee is fixed or determinable, due to the fact that VSOE for maintenance services does not exist for a TSL and due to revenue recognition criteria relating to arrangements that include rights to exchange products or receive unspecified future technology.

•       Collectibility is Probable.   We judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments to us, we evaluate the customer’s financial position and ability to pay and typically assign a credit limit based on that review. We increase the credit limit only after we have established a successful collection history with the customer. If we determine at any time that collectibility is not probable under a particular arrangement based upon our credit review process or the customer’s payment history, we recognize revenue under that arrangement as customer payments are actually received.

Valuation of Intangible Assets.   We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer-installed base/relationships, trademarks and trade names, covenants not to compete, customer backlog, capitalized software and other intangibles. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2006. As of October 31, 2006, the carrying amount of our intangible assets, net was $106.1 million.

Income Taxes.   We calculate our current and deferred tax provisions in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Our estimates and assumptions used in such provisions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified and resolved.

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the deferred tax assets recorded on our balance sheet will ultimately be realized. If we determine that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

We have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount. As of October 31, 2006, there was approximately $31.0 million in earnings upon which U.S. income taxes have not been provided.

In addition, the calculation of tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for potential additional taxes. If we ultimately determine that payment of these amounts is unnecessary, we would reverse the liability and recognize the tax benefit in the period in which we determine that the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, we would record an additional charge to earnings. See Results of Operations—Income Taxes—IRS Revenue Agent’s Report, below, and Note 9 of Notes to Consolidated Financial Statements for a discussion of a Revenue Agent’s Report from the Internal Revenue Service (IRS) we received in June 2005 asserting a very large net increase to our U.S. tax arising from the audit of fiscal years 2000 and 2001.

Valuation of Share-Based Compensation.   Effective November 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)) using the modified prospective method. SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, stock purchase rights, restricted stock or restricted stock units, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that these transactions be accounted for using a fair-value based method. Accordingly, we measure share-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line attribution method. The measurement of share-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining share-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining future share-based compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

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

Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2006	2005	2004	2005 to 2006		2004 to 2005
			(dollars in millions)
$1,095.6	$991.9	$1,092.1	$103.7	10%	$(100.2)	(9)%

The increase in total revenue for fiscal 2006 compared to fiscal 2005 was due primarily to an increase in time-based license revenue from orders booked in prior periods which more than offset a decrease in service revenue during the fiscal 2006. The decrease in total revenue for fiscal 2005 compared to fiscal 2004 was due primarily to our license model shift begun in the fourth quarter of fiscal 2004, which significantly reduced both upfront license fees and maintenance revenue in fiscal 2005.

Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(dollars in millions)
	$874.9	$743.7	$663.2	$131.2	18%	$80.5	12%
Percentage of total revenue	80%	75%	61%

The increase in time-based license revenue in fiscal 2006 compared to fiscal 2005, primarily reflecting the continuation of our highly ratable license model for an additional four quarters, under which previously booked orders continue to contribute to revenue in later periods, combined with increased business levels in earlier quarters. The increase in time-based license revenue in fiscal 2005 compared to fiscal 2004 was primarily due to our fourth quarter fiscal 2004 license model shift.

Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(dollars in millions)
	$63.1	$60.5	$216.0	$2.6	4%	$(155.5)	(72)%
Percentage of total revenue	6%	6%	20%

The slight increase in upfront license revenue for fiscal 2006 compared to fiscal 2005 was primarily due to normal fluctuations in customer demand for upfront licenses following the adoption of our highly ratable license model. The significant decrease in upfront license revenue, in both percentage and absolute dollar terms, for fiscal 2005 compared to fiscal 2004 was primarily due to the fact that we shipped a substantially higher-than-average percentage of orders as upfront licenses in the second and third quarters of fiscal 2004 and subsequently shifted to a higher ratable license mix in the fourth quarter of fiscal 2004.

Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(dollars in millions)
Maintenance revenue	$103.1	$136.3	$170.1	$(33.2)	(24)%	$(33.8)	(20)%
Professional service and other revenue	54.5	51.4	42.8	3.1	6%	8.6	20%
Total maintenance and service revenue	$157.6	$187.7	$212.9	$(30.1)	(16)%	$(25.2)	(12)%
Percentage of total revenue	14%	19%	19%

Our maintenance revenue has declined due to (1) the decrease in our upfront licenses (which reduces new maintenance orders since maintenance is purchased separately with upfront licenses), (2) generally lower maintenance rates on large perpetual transactions and (3) non-renewal of maintenance by certain customers on perpetual or other upfront licenses. With our license model shift, we expect progressively more of our maintenance revenue will be included in time-based license revenue and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may continue to choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would adversely affect future maintenance revenue.

Professional service and other revenue increased in fiscal 2006 compared to fiscal 2005 and in fiscal 2005 compared to fiscal 2004 due to timing of performance milestones under ongoing contracts.

Events Affecting Cost of Revenues and Operating Expenses

Certain Option Expenses.   As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, subsequent to the fourth quarter of fiscal 2005, we discovered an error in our option grant process related to the documentation of grant dates. This error was solely with respect to grants to non-executive officer employees. We recorded $3.6 million in fiscal 2005 relating to this error as follows: $0.5 million in cost of goods sold, $1.3 million in research and development expense, $0.9 million in sales and marketing expense and $0.9 million in general and administrative expense. During the fourth quarter of fiscal 2006, we booked $1.6 million in relation to this error as follows: $0.2 million in cost of goods sold, $0.8 million in research and development expense, $0.4 million in sales and marketing expense and $0.2 million in general and administrative expense. Finally, we expect to recognize an aggregate of approximately $1.2 million, $0.5 million and $0.1 million of expense relating to this error in fiscal 2007, 2008 and 2009. The error was not material to any prior fiscal year’s results of operations.

Temporary Shutdown of Operations.   As a cost saving measure, we temporarily shut down operations in North America for three days during the first quarters of fiscal 2006, 2005 and 2004, respectively, and for four days during the third quarter of fiscal 2004 resulting in savings of approximately $3.5 million in fiscal 2006, $4.4 million in fiscal 2005, and $7.6 million in fiscal 2004. The savings in fiscal years 2006, 2005 and 2004 relate primarily to salaries and benefits and are reflected in our consolidated financial statements as follows:

	Year Ended October 31,
	2006	2005	2004
	(in thousands)
Cost of revenue	$705	$856	$1,421
Research and development	1,508	1,889	3,236
Sales and marketing	890	1,169	2,038
General and administrative	430	514	948
Total Savings	$3,533	$4,428	$7,643

Functional Allocation of Operating Expenses

We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(dollars in millions)
Cost of license revenue	$129.0	$102.3	$88.0	$26.7	26%	$14.3	16%
Cost of maintenance and service revenue	66.0	70.8	67.0	(4.8)	7%	3.8	6%
Amortization of intangible assets	28.5	81.5	102.2	(53.0)	(65)%	(20.7)	(20)%
Total	223.5	254.6	257.2	$(31.1)	(12)%	$(2.6)	(1)%
Percentage of total revenue	20%	26%	23%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue and amortization of intangible assets. Expenses directly associated with providing consulting and training have been segregated from costs of revenue associated with internal functions which provide license delivery and post-customer contract support services. These group costs are then allocated by management between cost of license revenue and cost of maintenance and service revenue based on license and service revenue reported during the quarter.

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

The decrease in total cost of revenue in fiscal 2006 compared to fiscal 2005 was primarily due to the decrease of $53.0 million in amortization of intangible assets resulting from completion of  amortization of certain intangible assets primarily acquired in the acquisition of Avant! Corporation in June 2002. This decrease was partially offset by increases of (1) recognition of $9.2 million in share-based compensation expense due to adoption of SFAS 123(R); (2) $6.1 million in compensation and employee benefits due to our increased investment in personnel through acquisitions including $1.0 million in compensation due to former ISE  Integrated Systems Engineering AG employees based on achievement of certain sales and employee retention milestones; and (3) $5.8 million in corporate allocated expenses including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses.

The decrease in total cost of revenue in fiscal 2005 compared to fiscal 2004 was primarily due to: (1) net reduction of $20.7 million in amortization expense in core/developed technology caused by completion of amortization from fiscal 2002 acquisitions, partially offset by amortization charges from the ISE and Nassda acquisitions, and (2) the reduction in royalty expense of $1.3 million primarily resulting from reversal of a $1.0 million accrual recorded in fiscal 2004 for a potential payment ultimately not required to be paid. This decrease was partially offset by an increase of: (1) $14.0 million in compensation and employee benefits as a result of (a) our increased investment in professional services personnel and

(b) higher variable compensation associated with our higher-than-expected business performance; (2) $1.2 million in compensation due to former ISE employees based on achievement of certain sales and employee retention milestones; and (3) $3.2 million in corporate allocated expenses including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2004 as a result of increased allocable expenses.

Operating Expenses

Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(dollars in millions)
	$370.6	$320.9	$288.8	$49.7	15%	$32.1	11%
Percentage of total revenue	34%	32%	26%

The increase in research and development expense in fiscal 2006 compared to fiscal 2005 was primarily due to: (1) recognition of $28.0 million in share-based compensation expense due to adoption of SFAS 123(R); (2) an increase of $12.6 million in research and development personnel-related costs as a result of acquisitions including $4.5 million in compensation due to former ISE employees now employed by Synopsys based upon achievement of certain sales and employee retention milestones; and (3) an increase of $8.9 million in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased corporate-wide allocable expenses.

The increase in research and development expense in fiscal 2005 compared to fiscal 2004 was primarily due to: (1) an increase of $30.9 million in research and development personnel and related costs primarily as a result of the ISE and Nassda Corporation acquisitions, including $5.3 million in compensation due to former ISE employees now employed by Synopsys based upon achievement of certain sales and employee retention milestones; and (2) an increase of $4.7 million in human resources, information technology and facilities costs allocated to this line item compared to fiscal 2004. This increase was partially offset by a decrease of $2.7 million in contractor costs as former contractors in lower-cost regions were converted to employees.

Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(dollars in millions)
	$330.4	$333.6	$304.1	$(3.2)	(1)%	$29.5	10%
Percentage of total revenue	30%	34%	28%

The decrease in sales and marketing expense in fiscal 2006 compared to fiscal 2005 was primarily due to: (1) an $10.6 million reduction in variable compensation driven by shipments relative to our operating plan; (2) a $2.4 million reduction in sales and marketing personnel-related costs due to reductions in headcount; and (3) the absence in fiscal 2006 of $6.4 million in costs associated with a reduction in force made during fiscal 2005. This decrease was partially offset by (1) recognition of $16.2 million in share-based compensation expense due to adoption of SFAS 123(R); and (2) an increase of $1.2 million in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses.

The increase in sales and marketing expense in fiscal 2005 compared to fiscal 2004 was primarily due to: (1) an increase of $27.8 million in variable compensation driven by shipments, higher commission rates applied to shipments beginning in fiscal 2005 and increased business performance-related compensation; (2) an increase of $4.6 million in sales and marketing personnel and related costs due to increased headcount and acquisitions during the fiscal year; and (3) an increase of $4.6 million in severance-related costs associated with a workforce reduction executed during the third and fourth quarters of fiscal 2005. These increases were partially offset by decreases of: (1) $4.2 million as a result of a reduction in expenses for sales conferences and related meetings; (2) $1.6 million in human resources, information technology and facilities corporate allocated costs allocated to this line item compared to fiscal 2004 as a result of decreased headcount; (3) $1.2 million related to reduced depreciation to this line item; and (4) $1.0 million related to reduced travel expenses.

General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(dollars in millions)
	$112.9	$105.0	$122.5	$7.9	8%	$(17.5)	(14)%
Percentage of total revenue	10%	11%	11%

The increase in general and administrative expense in fiscal 2006 compared to fiscal 2005 was primarily due to: (1) recognition of $9.5 million in share-based compensation expense due to adoption of SFAS 123(R); (2) an increase of $3.1 million in facilities costs and property taxes; (3) an increase of $9.7 million in professional services expenses related to litigation matters, audit activities, Sarbanes Oxley Act compliance and tax services; (4) an increase of $3.2 million as a result of reduction in bad debt reserve taken in fiscal 2005 in excess of those taken in fiscal 2006; and (5) an increase of $2.2 million in telecommunication and networking expenses. This increase was partially offset by a decrease of (1) $3.2 million decrease in compensation expense primarily related to reduction in headcount; (2) $2.1 million decrease in travel, employee training and functions, and other related costs; and (3) $15.4 million decrease in corporate allocated expenses, including human resources, information technology and facilities costs.

Fiscal 2004 general and administrative expenses were higher than fiscal 2005 primarily due to: (1) the $10 million merger termination fee paid to Monolithic System Technology, Inc. (MoSys) in April 2004 in connection with termination of an acquisition agreement; (2) $5.4 million in professional service fees primarily related to litigation associated with the MoSys termination incurred in 2004; (3) $1.7 million in professional services fees incurred in connection with the proposed acquisition of MoSys expensed in the second quarter of fiscal 2004; (4) a decrease of $3.2 million in bad debt reserve in fiscal 2005 due to lower than anticipated billings and successful collection efforts; (5) a decrease of $1.9 million in facilities costs in fiscal 2005 due to closure of certain facilities; and (6) a decrease of $6.3 million in corporate allocated expenses, including human resources, information technology and facilities costs. Lower fiscal 2005 expenses were partially offset by an increase of (1) $3.5 million in employee compensation in fiscal 2005 due to increased headcount; (2) $2.2 million in depreciation due to additional equipment and assets acquired and used this functional area; and (3) $2.7 million in consulting costs primarily related to market and internal business process analyses. See “Functional Allocation of Operating Expenses,” above.

In-Process Research and Development

In-process research and development (IPRD) expense is comprised of in-process technologies of (1) $0.8 million associated with the acquisition of HPL in fiscal 2006; (2) $5.7 million associated with the acquisition of ISE in fiscal 2005; and (3) $1.6 million associated with an immaterial acquisition in fiscal 2004. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Valuation of IPRD.   The value assigned to acquired in-process technology is determined by identifying products under research in areas for which technological feasibility had not been established as of the acquisition date. The value of in-process technology is then divided into two classifications: (1) developed technology (completed) and (2) in-process technology (to-be-completed), giving explicit consideration to the value created by the research and development efforts of the acquired business prior to the date of acquisition and expected to be created by Synopsys after the acquisition. These value creation efforts were estimated by considering the following major factors: (1) time-based data, (2) cost-based data and (3) complexity-based data.

The value of the in-process technology was determined using a discounted cash flow model that focuses on the income producing capabilities of the in-process technologies. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified products. Revenue estimates were based on (1) individual product revenues, (2) anticipated growth rates, (3) anticipated product development and introduction schedules, (4) product sales cycles, and (5) the estimated life of a product’s underlying technology. From the revenue estimates, operating expense estimates, including costs of sales, general and administrative, sales and marketing, income taxes and a use charge for contributory assets, were deducted to arrive at operating income. We estimated revenue growth rates for each product and gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Operating expense estimates reflect Synopsys’ historical expense ratios. The resulting operating income stream was discounted to reflect its present value at the date of acquisition.

The rate used to discount the net cash flows from purchased in-process technology is our weighted-average cost of capital, taking into account our required rates of return from investments in various areas of the enterprise and reflecting the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

HPL.   On December 7, 2005, we acquired HPL Technologies, Inc. (HPL), a yield management and test chip technology company. The IPRD expense related to the HPL acquisition was $0.8 million. HPL had one IPRD project - YieldDirector. This project was completed during fiscal 2006 and the resulting products have begun to generate revenue. The expenditures to complete HPL’s acquired in-process technologies approximated the original estimates.

ISE.   On November 2, 2004, we acquired ISE, a leading provider of TCAD (Technology Computer-Aided Design) software and related services. The IPRD expense related to the ISE acquisition was $5.7 million. ISE had one IPRD project—FLOOPS, a next generation process simulator.

Amortization of Intangible Assets.   Amortization of intangible assets includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years. Amortization expense is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(dollars in millions)
Included in cost of revenue	$28.5	$81.5	$102.2	$(53.0)	(65)%	$(20.7)	(20)%
Included in operating expenses	27.9	31.9	31.9	(4.0)	(13)%	—	—%
Total	$56.4	$113.4	$134.1	$(57.0)	(50)%	$(20.7)	(15)%
Percentage of total revenue	5%	11%	12%

Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.

The decrease in amortization of intangible assets in fiscal 2006 compared to fiscal 2005 was primarily due to completion of amortization of certain intangible assets acquired in the acquisition of Avant!.

The decrease in amortization of intangible assets in fiscal 2005 compared to fiscal 2004 is driven by completion of the amortization of the intangible assets related to core/developed technology from fiscal 2002 acquisitions, partially offset by amortization charges from the ISE and Nassda acquisitions.

See Note 4 of Notes to Consolidated Financial Statements for a schedule of future amortization amounts which is incorporated by reference here.

Impairment of Intangible Assets.   There were no impairment charges related to intangible assets during fiscal 2006, 2005 or 2004.

Other Income, Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2006	2005	2004	2005 to 2006		2004 to 2005
	(dollars in millions)
Interest income, net	$13.5	$9.5	$6.0	$4.0	42%	$3.5	58%
Loss on sale of investments, net of investment write-downs	(1.4)	(3.8)	(1.7)	2.4	63%	(2.1)	(124)%
Foreign currency exchange (loss) gain	(0.5)	2.5	0.3	(3.0)	(120)%	2.2	733%
Correction of an error in accounting for certain hedging transactions	—	3.0	—	(3.0)	(100)%	3.0	100%
Other(1)	2.7	40.9	1.0	(38.2)	(93)%	39.9	3,990%
Total	$14.3	$52.1	$5.6	$(37.8)	(73)%	$46.5	830%

(1)          For the fiscal year ended October 31, 2006, these amounts are comprised primarily of $5.5 million in investment earnings related to the change in the fair value of the deferred compensation plan assets, partially offset by $3.0 million in premiums paid on foreign exchange forward contracts. For the fiscal year ended October 31, 2005, the amount included a $33 million litigation settlement gain relating to the acquisition of Nassda Corporation, and $5.8 million in the fair value increase of the non-qualified deferred compensation plan obligation.

In the first quarter of fiscal 2005, we re-evaluated our interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the our hedging program. To correct the error, we reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the fiscal year ended October 31, 2005. See Notes 2 and 10 of Notes to Consolidated Financial Statements.

Income Taxes

Income Taxes

The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of October 31, 2006, current deferred tax assets, net of current deferred tax liabilities, totaled $112.3 million. Non-current deferred tax assets, net of non-current deferred tax liabilities, totaled $203.1 million. We believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would record a charge to income and an adjustment to the deferred tax assets in the period we make that determination.

We have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount. As of October 31, 2006, there was approximately $31.0 million earnings upon which income taxes have not been provided.

Effective Tax Rate

The following table presents the provision for income taxes and the effective tax rates for the fiscal years ended October 31, 2006, 2005 and 2004:

	Year Ended October 31,
	2006	2005	2004
	(dollars in millions)
Income (loss) before provision for income taxes	$43.7	$(7.8)	$91.6
Provision for income tax	$19.0	$9.3	$16.5
Effective tax rate	43.4%	(119.7)%	18.0%

For fiscal year 2006, the effective tax rate includes state tax expense of $5.5 million for prior year state taxes, primarily as a result of state tax audits settled and a settlement offer made in fiscal 2006 and associated interest and penalties, as well as a reduction in an estimated fiscal 2005 state research and development credit benefit. In addition as required by SFAS 123(R), no tax benefit was recorded in the fiscal year ended October 31, 2006 for expenses relating to qualified stock options and share-based compensation costs which are borne by our foreign subsidiaries.

For fiscal year 2005, the effective tax rate includes the impact of $11.6 million tax expense associated with repatriation of approximately $185.0 million of foreign earnings under the provisions of the American Jobs Creation Act of 2004. For fiscal year 2004, the effective tax rate reflects the tax benefit derived from higher earnings in low-tax jurisdictions.

During fiscal year 2006, primarily due to a tax accounting method change, there was a decrease of $83.2 million in the current deferred tax assets, and a corresponding increase in non-current deferred tax assets. In the third quarter of fiscal year 2006, we changed our tax accounting method on our tax return for fiscal year 2005 with respect to the current portion of deferred revenue to follow the recognition of revenue under U.S. generally accepted accounting principles. This accounting method change, as well as other adjustments made to our taxable income upon the filing of the fiscal year 2005 tax return, resulted in an increase in our operating loss (NOL) carryforwards.

In May 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was enacted, which provides a three-year exception to current U.S. taxation of certain foreign intercompany income. This provision will first apply to Synopsys in fiscal year 2007. Management estimates that had such provisions been applied for fiscal 2006, our income tax expense would have been reduced by approximately $3 million.

In December 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively extended the research and development credit from January 1, 2006. As a result, we will record an expected increase in our fiscal 2006 research and development credit of between $1.5 million and $1.8 million in the first quarter of fiscal 2007.

Revision of Prior Year Financial Statements.   As part of our remediation of the material weakness in internal control over financial reporting identified in fiscal 2005 relating to accounting for income taxes we implemented additional internal control and review procedures. Through such procedures, in the fourth quarter of fiscal 2006, we identified four errors totaling $8.2 million which affected our income tax provision in fiscal years 2001 through 2005. We concluded that these errors were not material to any prior year financial statements. Although the errors are not material to prior periods, we elected to revise prior year financial statements to correct such errors. The fiscal periods in which the errors originated, and the resulting change in provision (benefit) for income taxes for each year, are reflected in the following table:

Year Ended October 31 (in thousands)
2001	2002	2003	2004	2005
$205	$1,833	$5,303	$(748)	$1,636

The errors were as follows: (1) Synopsys inadvertently provided a $1.4 million tax benefit for the write-off of goodwill relating to an acquisition in fiscal 2002; (2) Synopsys did not accrue interest and penalties for certain foreign tax contingency items in the amount of $3.2 million; (3) Synopsys made certain computational errors relating to foreign dividends of $2.3 million; and (4) Synopsys did not record a valuation allowance relating to certain state tax credits of $1.3 million. As result of this revision, non-current deferred tax assets decreased by $8.1 million and current taxes payable increased by $0.2 million. Retained earnings decreased by $8.2 million and additional paid in capital decreased by $0.1 million. See Item 9A. Controls and Procedures for a further discussion of our remediation of the material weakness.

Tax Effects of Stock Awards.   In November 2005, FASB issued a Staff Position (FSP) on FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We elected to use the alternative transition method in fiscal 2006 and have not recognized any excess tax benefits during fiscal 2006.

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

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. We expect to begin the appeals process during fiscal 2007. However, final resolution of this matter could take a considerable time, possibly years. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that Synopsys thus has meritorious defenses to these proposals. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we determine our provision for this matter to be inadequate or we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition could be materially and adversely affected.

In the third quarter of 2006, the IRS started an examination of our federal income tax returns for the years 2002 through 2004. As of the end of fiscal 2006, no adjustments had been proposed as a result of this audit.

Repatriation of foreign earnings.   The American Jobs Creation Act of 2004 (the Jobs Creation Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During the fourth quarter of 2005, Synopsys repatriated $360.0 million, of which approximately $185.0 million qualified for the special one-time elective dividends received deduction and the balance of which constituted earnings that did not qualify under the Jobs Creation Act, previously taxed income and return of capital. Synopsys recorded tax expense of $11.6 million related to the repatriation of $360 million. During the fourth quarter of 2005, our chief executive officer approved a domestic reinvestment plan (DRIP) to invest up to $185.0 million in foreign earnings in qualified investments pursuant to the Jobs Creation Act. As required by the Jobs Creation Act, the reinvestment plan was ratified by the Board of Directors in the first quarter of fiscal 2006. Synopsys satisfied the DRIP reinvestment requirements during fiscal 2005.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2006.

Cash and cash equivalents and short term investments

	October 31, 2006	October 31, 2005	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$330.7	$404.4	$(73.7)	(18)%
Short term investments	242.0	182.1	59.9	33%
Total	$572.7	$586.5	$(13.8)	(2)%

During the year ended October 31, 2006, our sources and uses of cash included (1) cash provided by operating activities of $205.9 million, (2) cash provided by issuance of common stock to employees of $69.6 million, (3) acquisition of treasury stock of $200.0 million, (4) purchases of investments of $366.9 million, (5) proceeds from sales and maturities of short-term investments of $305.5 million, (6) purchases of plant and equipment of $48.5 million, and (7) cash paid for business acquisitions of $41.1 million.

Cash flows

	Year Ended October 31,		Dollar	%
	2006	2005	Change	Change
	(dollars in millions)
Cash provided by operations	$205.9	$269.2	$(63.3)	(24)%
Cash used in investing activities	$(153.8)	$(171.5)	$17.7	10%
Cash used for financing activities	$(130.4)	$(39.8)	$(90.6)	(228)%

Cash flows from operating activities.   Cash provided by operations is dependent primarily upon the payment terms of our license agreements. For an upfront license, we require that 75% of the license fee be paid within the first year. Conversely, payment terms for time-based licenses are generally extended; typically the license fee is paid quarterly in even increments over the term of the license. Accordingly, we generally receive cash from upfront licenses much sooner than for time-based licenses.

Cash provided by operating activities decreased primarily as a result of increased payments to vendors, increased commission and bonus payments and the timing of billing on time-based license agreements. In addition, in fiscal 2005, net income included a $33 million litigation settlement gain relating to the acquisition of Nassda Corporation.

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

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of October 31, 2006, we held an aggregate of $434.1 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $138.6 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries. See “Income Taxes” above.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

October 31, 2006	October 31, 2005	Dollar Change	% Change
(dollars in millions)
$122.6	$100.2	$22.4	22%

The increase in accounts receivable was primarily due to the increased billings during the fiscal year ended October 31, 2006. Days sales outstanding (DSO) was 39 days at October 31, 2006 and 36 days at October 31, 2005. Our accounts receivable and DSO are primarily driven by our billing and collections activities.

Net Working Capital

Working capital is comprised of current assets less current liabilities, as shown on our balance sheet. As of October 31, 2006, our working capital was $23.4 million, compared to $130.6 million as of October 31, 2005. The decrease in net working capital of $107.2 million was primarily due to (1) a decrease of $73.7 million in cash and cash equivalents; (2) a decrease of current deferred tax assets of $83.2 million, primarily due to a tax accounting method change; (3) a decrease in income taxes receivable of $5.8 million; (4) an increase in income taxes payable of $21.5 million; (5) an increase in deferred revenue of $29.9 million; and (6) a net increase of $2.8 million in accounts payable and other liabilities which included a reclassification of debt of $7.5 million from long term to short term debt. This decrease was partially offset by (1) an increase in short-term investments of $59.9 million; (2) an increase in prepaid and other assets of $27.4 million, which includes land of $23.4 million reclassified from property plant and equipment to asset held for sale within prepaid expense and other assets on our Consolidated Balance Sheet; and (3) an increase in accounts receivable of $22.4 million.

Other Commitments—Revolving Credit Facility

On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of its foreign subsidiaries. The facility replaces our previous $250.0 million senior unsecured credit facility, which was terminated effective October 20, 2006. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2006 we had no outstanding borrowings under this credit facility and were in compliance with all the covenants.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes our contractual obligations as of October 31, 2006.

	Total	Fiscal 2007	Fiscal 2008/ Fiscal 2009	Fiscal 2010/ Fiscal 2011	Thereafter
	(in thousands)
Long-Term Obligations(1)	$2,875	$575	$1,150	$1,150	$—
Lease Obligations:
Capital Lease	1,550	979	571	—	—
Operating Leases(2)	199,682	32,823	57,346	46,967	62,546
Purchase Obligations(3)	65,710	41,514	22,516	1,680	—
Other liabilities on Balance Sheet(4)	7,596	7,596	—	—	—
Total	$277,413	$83,487	$81,583	$49,797	$62,546

(1)          This commitment relates to the fees associated with the revolving credit facility. Additional information is provided in Note 5 of Notes to Consolidated Financial Statements.

(2)          Additional information is provided in Note 6 of Notes to Consolidated Financial Statements.

(3)          Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2006. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(4)          Includes (a) approximately $6.1 million in promissory notes payable in September 2007 issued in connection with an acquisition in September 2002 and (b) a bond payable to the city of San Jose for participating in a development project for land owned by us. Additional information is provided in Note 5 of Notes to Consolidated Financial Statements. Certain long-term liabilities reflected on our balance sheet, such as unearned revenue, are not presented in this table because they do not require cash settlement in the future.

In connection with our acquisitions completed prior to October 31, 2006, we may be obligated to pay up to an aggregate of $14.6 million in cash during the next 12 months and an additional $11.3 million in cash during the two years subsequent to fiscal 2007 if certain performance and milestone goals are achieved. Because these commitments are contingent on certain performance and milestone goals, these amounts are not reflected in the table above.

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

Related Party Transactions

For information regarding related party transactions, see Note 13 of Notes to Consolidated Financial Statements and Part II, Item 13. Certain Relationships and Related Transactions included in this Annual Report on Form 10-K and incorporated by reference here.

Effect of New Accounting Pronouncements

Please see Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data for a description of the effect of new accounting pronouncements on Synopsys, which is incorporated by reference here.

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

The following table presents the carrying value and related weighted-average total return for our investment portfolio as of October 31, 2006:

	Carrying Value	Weighted Average Total Return
	(in thousands)
Money Market Funds (U.S.)	$179,457	3.31%
Short-term Investments (U.S.)	241,963	4.08%
Cash Deposits and Money Market Funds (International)	98,008	3.91%
Total interest bearing instruments	$519,428	3.78%

As of October 31, 2006, the stated maturities of our current short-term investments are $51.6 million within one year, $91.2 million within one to five years, $10.5 million within five to ten years and $88.7 million after ten years. However, we consider these investments to be short-term in nature because, in accordance with our investment policy, the weighted-average expected duration of our total invested funds does not exceed one year and the investments are available for short-term obligations and other uses including acquisitions. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

The following table presents the amounts of our cash equivalents and investments as of October 31, 2006 that are subject to interest rate risk by calendar year of expected duration and average interest rates:

	Year Ended December 31,
	2006	2007	2008	2009	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$277,465	—	—	—	$277,465	$277,465
Average interest rate	3.54%
Short-term investments (variable rate)	$57,848	$6,142	—	—	$63,990	$63,990
Average interest rate	3.60%	3.68%
Short-term investments (fixed rate)	$14,126	$76,699	$69,440	$17,707	$177,972	$177,972
Average interest rate	3.89%	3.52%	3.57%	3.57%

In comparison, the following table presents the amounts of our cash equivalents and investments as of October 31, 2005 that were subject to interest rate risk by calendar year of expected duration and average interest rates:

	Year Ended December 31,
	2005	2006	2007	2008	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$389,516	—	—	—	$389,516	$389,516
Average interest rate	2.38%
Short-term investments (variable rate)	$106,328	$5,660	—	—	$111,988	$111,988
Average interest rate	2.68%	3.07%
Short-term investments (fixed rate)	$9,004	$33,642	$9,266	$18,170	$70,082	$70,082
Average interest rate	2.96%	2.99%	3.14%	3.24%

Foreign Currency Risk.   The functional currency of each of Synopsys’ active foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish and Swiss subsidiaries whose functional currencies are the U.S. dollar. We engage in a program to minimize the effect of changes in the exchange rate between a given functional currency (i.e. the yen in the case of our Japanese subsidiary) and the corresponding non-functional currency transactions (i.e. receivables denominated in the U.S. dollar in the case of our Japanese subsidiary). We hedge the following types of non-functional-currency-denominated balances and transactions: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in the Euro and British pound. A description of our accounting for foreign currency contracts is included in Note 2 of Notes to Consolidated Financial Statements.

The following table provides information about our foreign currency contracts as of October 31, 2006:

	Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Euro	$69,652	0.78445
Japanese yen	49,821	118.65
British pound sterling	26,343	0.53361
Canadian dollar	18,861	1.1269
Taiwan dollar	4,586	33.22
Israeli shekel	3,421	4.2881
Korean Won	3,380	958.5
Chinese renminbi	2,757	7.8775
India Rupee	3,712	45.44
Singapore dollar	1,717	1.57387
Swedish Krona	754	7.32158
Swiss Franc	316	1.26353
	$185,320

The following table provides information about our foreign currency contracts as of October 31, 2005:

	Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$66,403	114.86
Euro	60,284	0.82175
Canadian dollar	12,020	1.18676
British pound sterling	8,633	0.56503
Taiwan dollar	4,876	33.66
Israeli shekel	3,699	4.6341
Chinese renminbi	2,314	8.06
Korean Won	1,865	1055.5
India Rupee	1,401	45.37
Singapore dollar	1,143	1.6915
Swedish Korna	747	7.935
Swiss Franc	499	1.28484
	$163,884

The amounts shown in the tables include the balances and transactions described above. The maximum original duration of the currency contracts shown is 15 months for our Euro forward contracts, 12 months for our British pound forward contracts and one month for other currencies. Due to the short-term nature of these contracts, the contract rates approximate fair value as of October 31, 2006 and 2005.

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions.

For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table above providing information as of October 31, 2006, the fair value of the contracts would decrease by approximately $6.9 million, and we would be required to pay approximately $6.9 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $6.9 million that would offset the loss and negative cash flow on the maturing forward contracts.

Net unrealized losses of approximately $2.1 million and $0.6 million, net of tax are included in accumulated other comprehensive loss in our consolidated balance sheets as of October 31, 2006 and October 31, 2005, respectively.

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

Equity Risk.   Our strategic investment portfolio as of October 31, 2006 consists of approximately $4.9 million of minority equity investments in publicly traded and in privately held companies compared to approximately $8.1 million as of October 31, 2005. The securities of publicly traded companies are generally classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of accumulated other comprehensive loss in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During fiscal 2006 and 2005, we reduced the value of our strategic investment portfolio by $1.3 million and $4.5 million, respectively. During the fiscal year ended October 31, 2006, the prior investments of $1.9 million and $1.7 million in HPL and Virtio were included in the purchase price. None of our investments in our strategic investment portfolio are held for trading purposes. See Note 3 of Notes to Consolidated Financial Statements for further discussion.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synopsys, Inc.:

We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on November 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Synopsys, Inc. as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 11, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
January 11, 2007

SYNOPSYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$330,759	$404,436
Short-term investments	241,963	182,070
Total cash, cash equivalents and short-term investments	572,722	586,506
Accounts receivable, net	122,584	100,178
Deferred income taxes	112,342	195,501
Income taxes receivable	42,538	48,370
Prepaid expenses and other current assets	44,304	16,924
Total current assets	894,490	947,479
Property and equipment, net	140,660	170,195
Long-term investments	4,877	8,092
Goodwill	735,643	728,979
Intangible assets, net	106,144	142,519
Long-term deferred income taxes	206,254	74,332
Other assets	69,754	61,828
Total assets	$2,157,822	$2,133,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$234,149	$231,359
Accrued income taxes	191,349	169,879
Deferred revenue	445,598	415,689
Total current liabilities	871,096	816,927
Deferred compensation and other liabilities	69,889	63,841
Long-term deferred revenue	53,670	42,019
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 140,568 and 145,897 shares outstanding, respectively	1,406	1,459
Capital in excess of par value	1,316,252	1,263,258
Retained earnings	170,743	162,878
Treasury stock, at cost; 16,619 and 11,259 shares, respectively	(312,753)	(199,482)
Deferred stock compensation	—	(1,475)
Accumulated other comprehensive loss	(12,481)	(16,001)
Total stockholders’ equity	1,163,167	1,210,637
Total liabilities and stockholders’ equity	$2,157,822	$2,133,424

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2006	2005	2004
Revenue:
Time-based license	$874,862	$743,723	$663,244
Upfront license	63,050	60,466	215,955
Maintenance and service	157,648	187,742	212,905
Total revenue	1,095,560	991,931	1,092,104
Cost of revenue:
License	129,052	102,327	88,054
Maintenance and service	65,970	70,780	66,951
Amortization of intangible assets	28,505	81,529	102,181
Total cost of revenue	223,527	254,636	257,186
Gross margin	872,033	737,295	834,918
Operating expenses:
Research and development	370,629	320,940	288,763
Sales and marketing	330,361	333,642	304,053
General and administrative	112,873	104,989	122,509
In-process research and development	800	5,700	1,638
Amortization of intangible assets	27,938	31,869	31,928
Total operating expenses	842,601	797,140	748,891
Operating income (loss)	29,432	(59,845)	86,027
Other income, net	14,287	52,056	5,565
Income (loss) before provision for income taxes	43,719	(7,789)	91,592
Provision for income taxes	18,977	9,325	16,508
Net income (loss)	$24,742	$(17,114)	$75,084
Net income (loss) per share:
Basic	$0.17	$(0.12)	$0.49
Diluted	$0.17	$(0.12)	$0.47
Shares used in computing per share amounts:
Basic	142,830	144,970	154,439
Diluted	144,728	144,970	159,991

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

			Capital in				Accumulated
			Excess			Deferred	Other
	Common Stock		of Par	Retained	Treasury	Stock	Comprehensive
	Shares	Amount	Value	Earnings	Stock	Compensation	Income (Loss)	Total
Balance at October 31, 2003	155,837	$1,560	$1,198,421	$244,638	$(20,733)	$(7,170)	$9,353	$1,426,069
Components of comprehensive income:
Net income				75,084			75,084	75,084
Unrealized gain on investments, net of tax of $(139)							295
Deferred loss on cash flow hedges, net of tax of $1,270							(2,699)
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of $2,972							(7,078)
Foreign currency translation adjustment							(516)
Accumulated other comprehensive (loss)							(9,998)	(9,998)
Total comprehensive income							65,086	65,086
Amortization of deferred stock compensation, net of forfeitures			(1,083)			4,438		3,355
Acquisition of treasury stock	(16,916)	(161)	161		(423,303)			(423,303)
Common stock issued	8,457	75	12,537	(124,170)	268,274			156,716
Tax benefits associated with exercise of stock options			30,532					30,532
Balance at October 31, 2004	147,378	$1,474	$1,240,568	$195,552	$(175,762)	$(2,732)	$(645)	$1,258,455

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)(Continued)

(In thousands)

			Capital in				Accumulated
			Excess			Deferred	Other
	Common Stock		of Par	Retained	Treasury	Stock	Comprehensive
	Shares	Amount	Value	Earnings	Stock	Compensation	Income (Loss)	Total
Balance at October 31, 2004	147,378	$1,474	$1,240,568	$195,552	$(175,762)	$(2,732)	$(645)	$1,258,455
Components of comprehensive loss
Net loss				(17,114)			(17,114)	(17,114)
Unrealized loss on investments, net of tax of $542							(693)
Deferred loss on cash flow hedges, net of tax of $1,185							(2,108)
Reclassification adjustment on deferred (gains) losses of cash flow hedges, net of tax of $3,501							(6,226)
Correction of an error in accounting for certain hedging transactions, net of tax of $1,150							(1,808)
Foreign currency translation adjustment							(4,521)
Accumulated other comprehensive loss							(15,356)	(15,356)
Total comprehensive loss							(32,470)	(32,470)
Deferred stock compensation			1,490			(1,490)
Stock options assumed in connection with acquisition of Nassda			12,141					12,141
Amortization of deferred stock compensation, net of forfeitures			3,429			2,747		6,176
Acquisition of treasury stock	(5,140)	(51)	51		(88,386)			(88,386)
Common stock issued	3,659	36	(527)	(15,560)	64,666			48,615
Tax benefits associated with exercise of stock options			6,106					6,106
Balance at October 31, 2005	145,897	$1,459	$1,263,258	$162,878	$(199,482)	$(1,475)	$(16,001)	$1,210,637

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)(Continued)

(In thousands)

			Capital in				Accumulated
			Excess			Deferred	Other
	Common Stock		of Par	Retained	Treasury	Stock	Comprehensive
	Shares	Amount	Value	Earnings	Stock	Compensation	Income (Loss)	Total
Balance at October 31, 2005	145,897	$1,459	$1,263,258	$162,878	$(199,482)	$(1,475)	$(16,001)	$1,210,637
Components of comprehensive income:
Net income				24,742			24,742	24,742
Unrealized gain on investments, net of tax of $(113)							192
Deferred loss on cash flow hedges, net of tax of $1,174							(2,261)
Reclassification adjustment on deferred (gains) losses of cash flow hedges , net of tax of $(641)							791
Foreign currency translation adjustment							4,798
Accumulated other comprehensive income							3,520	3,520
Total comprehensive income							28,262	28,262
Deferred stock compensation			(1,475)			1,475		—
Stock compensation expense under SFAS123R			63,619					63,619
Acquisition of treasury stock	(10,029)	(100)	100		(199,992)			(199,992)
Common stock issued	4,700	47	(325)	(16,877)	86,721			69,566
Tax impact associated with exercise of assumed stock options in prior years(1)			(8,925)					(8,925)
Balance at October 31, 2006	140,568	$1,406	$1,316,252	$170,743	$(312,753)	$—	$(12,481)	$1,163,167

(1)             See Note 9. Income Taxes.

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2006	2005	2004
Cash flow from operating activities:
Net (loss) income	$24,742	$(17,114)	$75,084
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and depreciation	114,490	168,881	189,419
Share-based compensation	63,040	6,176	3,355
Provision for doubtful accounts	(850)	(4,094)	(927)
Write-down of long term investments	1,336	3,582	2,983
Gain (loss) on sale of investments	(17)	502	(833)
Write-down of intangible assets	—	—	675
Deferred income taxes	(25,180)	(11,215)	(52,672)
Net change in deferred gains and losses on cash flow hedges	1,432	(12,685)	(10,050)
In-process research and development	800	5,700	1,638
Tax benefit associated with stock options	—	6,106	30,532
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(19,153)	56,842	70,511
Prepaid expenses and other current assets	1,266	11,268	11,312
Other assets	458	(11,616)	(11,318)
Accounts payable and accrued liabilities	(15,422)	19,039	(26,906)
Accrued income taxes	18,565	(9,578)	(12,759)
Deferred revenue	39,613	45,125	(17,721)
Deferred compensation and other liabilities	770	12,271	11,714
Net cash provided by operating activities	205,890	269,190	264,037
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	305,450	422,523	992,300
Purchases of short-term investments	(365,261)	(372,984)	(1,050,524)
Proceeds from sales of long-term investments	248	—	412
Purchases of long-term investments	(1,665)	—	(6,339)
Purchases of property and equipment	(48,461)	(43,563)	(45,005)
Cash paid for acquisitions, net of cash received	(41,142)	(174,498)	(60,138)
Capitalization of software development costs	(2,946)	(2,953)	(2,739)
Net cash used in investing activities	(153,777)	(171,475)	(172,033)
Cash flows from financing activities:
Proceeds from credit facility	—	75,000	200,000
Payments on credit facility	—	(75,000)	(200,000)
Issuances of common stock	69,566	48,615	156,716
Purchases of treasury stock	(199,992)	(88,386)	(423,303)
Net cash used in financing activities	(130,426)	(39,771)	(266,587)
Effect of exchange rate changes on cash and cash equivalents	4,636	(217)	(3,016)
Net change in cash and cash equivalents	(73,677)	57,727	(177,599)
Cash and cash equivalents, beginning of year	404,436	346,709	524,308
Cash and cash equivalents, end of year	$330,759	$404,436	$346,709
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes:	$19,255	$28,278	$53,022

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business

Synopsys, Inc. (the Company) is a provider of electronic design automation (EDA) software for semiconductor design companies. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides intellectual property (IP) and design services to simplify the design process and accelerate time to market for our customers. Finally, the Company provides software and services that help customers prepare and optimize their designs for manufacturing.

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

Basis of Presentation.   Certain immaterial amounts in prior year financial statements have been reclassified to the current year presentation. In particular, the Company has reclassified prior year share-based compensation charges into the related functional classifications in the consolidated statements of operations and statements of cash flows. In addition, the Company reclassified prior year compensation charges relating to the Company’s deferred compensation plans from other income (expense) into the related functional classifications in the consolidated statements of operations. These reclassifications had no impact on net income (loss) for each of the reporting periods presented.

Revisions of Prior Year Financial Statements.   In fiscal 2006, the Company identified errors which affected the income tax provision in fiscal years 2001 through 2005. The Company concluded that these errors were not material to any such prior year financial statements. Although the errors are not material to prior periods, the Company elected to revise prior year financial statements to correct such errors. The fiscal periods in which the errors originated, and the resulting change in provision (benefit) for income taxes for each such year, are disclosed in Note 9.

Foreign Currency Translation.   The functional currency of each of the Company’s foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s principal Irish and Swiss subsidiaries, whose functional currency is the United States (U.S.) dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. The Company translates assets and liabilities of its foreign operations, except its principal Irish and Swiss subsidiaries, into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of its foreign operations into U.S. dollars reporting currency at average exchange rates for the period. Accumulated net translation adjustments are reported in stockholders’ equity, net of tax, as a component of accumulated other comprehensive loss.

Use of Estimates.   To prepare financial statements in conformity with U.S. generally accepted accounting principles, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Values of Financial Instruments.   The fair value of the Company’s cash, short-term investments, accounts receivable, accounts payable and foreign currency contracts, approximates the carrying amount due to the short duration. Long-term marketable equity investments are valued based on quoted market prices. Non-marketable equity securities are valued at cost. The Company performs periodic impairment analysis over these non-marketable equity securities.

Cash Equivalents and Short-Term Investments.   The Company classifies investments with original maturities of three months or less when acquired as cash equivalents. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive loss, net of tax. Those unrealized gains or losses deemed other than temporary are reflected in other income, net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income, net. The Company has cash equivalents and investments with various high quality institutions and, by policy, limits the amount of credit exposure to any one institution.

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

Allowance for Doubtful Accounts.   Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts to reduce the Company’s receivables to their estimated net realizable value. The Company provides a general reserve on all accounts receivable based on a review of accounts and a 15 quarter average of write offs, net of recoveries. Such losses have been within management’s expectations and have not been material in any year presented. The following table presents the changes in the allowance for doubtful accounts.

Fiscal Year	Balance at Beginning of Period	Reductions credited to expense	Write-offs(1)	Balance at End of Period
	(in thousands)
2006	$4,003	$(850)	$3	$3,156
2005	$7,113	$(4,094)	$984	$4,003
2004	$8,295	$(927)	$(255)	$7,113

(1)          Accounts written off, net of recoveries

Income Taxes.   The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Property and Equipment.   Property and equipment is recorded at cost less accumulated depreciation and amortization. Assets are depreciated using the straight-line method over their estimated useful lives ranging from three to eight years and not to exceed 30 years for buildings. Leasehold improvements are amortized using the straight-line method over the lesser of remaining term of the lease or the economic useful life of the asset, whichever is shorter. Amortization and depreciation expense was $55.0 million in 2006, $52.7 million in 2005 and $53.0 million in 2004. The cost of repairs and maintenance is charged to operations as incurred and was $16.4 million, $17.4 million and $16.1 million in fiscal 2006, 2005 and 2004, respectively. The Company evaluates the recoverability of its property, equipment and intangible assets whenever indications of impairment exist in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), and records an impairment charge against income as appropriate. A detail of property and equipment is as follows:

	October 31,
	2006	2005
	(in thousands)
Computer and other equipment	$376,999	$351,253
Buildings	42,695	21,821
Furniture and fixtures	27,535	29,936
Land	20,414	42,754
Leasehold improvements	55,321	71,217
	522,964	516,981
Less accumulated depreciation and amortization	(382,304)	(346,786)
Total property and equipment, net(1)	$140,660	$170,195

(1)          During the fourth quarter of fiscal 2006, the Company entered into a sale agreement with a third party to sell a parcel of land in San Jose, California. The land, with a book value of $23.4 million as of October 31, 2006, has been reclassified from property, plant and equipment and reported as an asset held-for-sale within prepaid expense and other assets on the Company’s Consolidated Balance Sheet.

Software Development Costs.   Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype and ends upon general release of the product. Capitalized software development costs were approximately $3.5 million, $3.0 million and $2.7 million in fiscal 2006, 2005 and 2004, respectively. Amortization of software development costs is computed based on the straight-line method over the software’s estimated economic life of approximately two years. The Company recorded software amortization costs of $3.0 million, $2.7 million and $2.3 million in fiscal 2006, 2005 and 2004, respectively.

Goodwill and Intangible Assets.   Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes. Goodwill is not amortized, but rather is tested for impairment annually in the Company’s fiscal third quarter. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), the carrying amount of goodwill is tested for impairment annually, or more frequently if facts and circumstances warrant a review. With the adoption of SFAS 142, the Company determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. In addition, the carrying value of goodwill maybe affected by the settlement of tax contingencies or the recognition of tax benefits from acquired companies in periods subsequent to the acquisition date. During the fiscal years ended October 31, 2006, 2005 and 2004, there were no impairments to goodwill. As of October 31, 2006, the carrying amount of our goodwill was $735.6 million.

Intangible assets consist of purchased technology, contract rights intangibles, customer installed base/relationships, trademarks and tradenames, covenants not to compete, customer backlog, capitalized software and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two to ten years. Amortization of intangible assets was $59.4 million, $116.1 million and $136.4 million in fiscal 2006, 2005 and 2004, respectively. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize intangible asset impairment charges in fiscal 2006, 2005 or 2004. As of October 31, 2006, the carrying amount of our intangible assets was $106.1 million.

Accounts Payable and Accrued Liabilities.   Accounts payable and accrued liabilities consist of:

	October 31,
	2006	2005
	(in thousands)
Payroll and related benefits	$159,823	$158,507
Acquisition related costs	2,388	11,592
Other accrued liabilities	56,933	49,204
Accounts payable	15,005	12,056
Total accounts payable and accrued liabilities	$234,149	$231,359

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

Accumulated other comprehensive loss consists of the following:

	October 31,
	2006	2005
	(in thousands)
Unrealized (loss) gain on investments	$(58)	$(250)
Deferred (loss) gain on cash flow hedges	(2,062)	(592)
Foreign currency translation adjustment	(10,361)	(15,159)
	$(12,481)	$(16,001)

Revenue Recognition.   The Company recognizes revenue from software licenses and maintenance and service revenue. Software license revenue consists of fees associated with the licensing of Company software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.

The Company has designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended.

With respect to software licenses, the Company utilizes three license types:

•       Technology Subscription Licenses (TSLs), are time-based licenses for a finite term, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. The Company bundles and does not charge separately for post-contract customer support (maintenance) for the term of the license.

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

For the three software license types, the Company recognizes revenue as follows:

•       TSLs.   The Company typically recognizes revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or, if later, as customer installments become due and payable. All TSLs are reported as “time-based licenses.”

•       Term Licenses.   The Company recognizes the term license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. These term licenses are reported as “upfront licenses.” For term licenses in which less than 75% of the term license fee is due within one year from shipment, the Company recognizes revenue as customer installments become due and payable. These due and payable term licenses are reported as “time-based licenses.”

•       Perpetual Licenses.   The Company recognizes the perpetual license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. These perpetual licenses are reported as upfront licenses. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, the Company recognizes the revenue as customer installments become due and payable. These perpetual licenses are reported as “time-based licenses.”

The Company’s determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when such element is sold separately.

The Company has analyzed all of the elements included in its multiple-element software arrangements and has determined that it has sufficient VSOE to allocate revenue to the maintenance components of its perpetual and term license products and to consulting. Accordingly, assuming all other revenue recognition criteria are met, the Company recognizes license revenue from perpetual and term licenses upon delivery using the residual method, the Company recognizes revenue from maintenance ratably over the maintenance term, and recognizes revenue from consulting services as the related services are performed and accepted. The Company recognizes revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

The Company makes significant judgments related to revenue recognition. Specifically, in connection with each transaction involving its products, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery of software or services has occurred, (iii) the fee for such software or services is fixed or determinable, and (iv) collectibility of the full license or service fee is probable. All four of these criteria must be met in order for the Company to recognize revenue with respect to a particular arrangement. The Company applies these criteria as follows:

•       Persuasive Evidence of an Arrangement Exists.   Prior to recognizing revenue on an arrangement, the Company’s customary policy is to have a written contract, signed by both the customer and the Company or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or purchase agreement.

•       Delivery Has Occurred.   The Company delivers software to our customers physically or electronically. For physical deliveries, the standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when the Company provides the customer access codes, or “license keys,” that allow the customer to take immediate possession of the software by downloading it to the customer’s hardware. The Company generally ships its software products promptly after acceptance of customer orders. However a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and the Company’s operational capacity to fulfill software license orders at the end of a quarter.

•       The Fee is Fixed or Determinable.   The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. The Company’s standard payment terms require 75% or more of the arrangement fee to be paid within one year. If the arrangement includes these terms, the Company regards the fee as fixed or determinable, and recognizes all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, the Company does not consider the fee to be fixed or determinable and generally recognizes revenue when customer installments are due and payable. In the case of a TSL, the Company recognizes revenue ratably even if the fee is fixed or determinable, due to the fact that VSOE for maintenance services does not exist for a TSL and due to revenue recognition criteria relating to arrangements that include rights to exchange products or receive unspecified future technology.

•       Collectibility is Probable.   The Company must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments to the Company, the Company evaluates the customer’s financial position and ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectibility is not probable under a particular arrangement based upon its credit review process or the customer’s payment history, the Company recognizes revenue under that arrangement as customer payments are actually received.

Net Income (Loss) Per Share.   In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), the Company computes basic income (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock during the period using the treasury stock method.

Diluted net income per share excludes 24.1 million, 27.1 million and 10.8 million anti-dilutive options and unvested restricted stock for the year ended October 31, 2006, 2005 and 2004, respectively. While these options and unvested restricted stock were anti-dilutive for the respective periods, they could be dilutive in the future. No stock options were considered dilutive for the fiscal year ended 2005 as a result of the Company’s net loss for the period.

The table below reconciles the weighted-average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income per share.

	Year Ended October 31,
	2006	2005	2004
	(in thousands)
Weighted-average common shares for basic net income (loss) per share	142,830	144,970	154,439
Weighted-average dilutive stock options outstanding under the treasury stock method	1,898	—	5,552
Weighted-average common shares for diluted net income (loss) per share	144,728	144,970	159,991

Share-Based Compensation.   On November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (such as restricted stock) and stock appreciation rights. SFAS 123(R) supersedes SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123). The Company elected the modified prospective transition method, under which prior periods are not restated for comparative purposes to reflect the impact of SFAS 123(R). The modified prospective transition method requires that share-based compensation expense be recorded for (a) any share-based payments granted through, but not yet vested as of October 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any share-based payments granted or modified subsequent to October 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In March 2005, the Commission issued Staff Accounting Bulletin No. 107 (SAB 107), which provided supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of awards expected to vest is recognized as expense over the applicable service periods. Prior to November 1, 2005, the Company accounted for its share-based compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related guidance. Under the intrinsic value method, the Company did not recognize any significant amount of share-based compensation expense in the Company’s consolidated statements of operations, as options granted under those plans had an exercise price equal to the market value on the date of grant.

The adoption of SFAS 123(R) has had a material effect on the Company’s reported financial results. The Company recorded approximately $63.0 million of share-based compensation expense for the year ended October 31, 2006. For fiscal 2005 and fiscal 2004, share-based compensation expense related primarily to acquisitions and employee stock option price adjustments in the amount of $6.2 million and $3.4 million, respectively, under APB 25. There was no share-based compensation related to employee stock purchases recognized during 2005 and 2004, respectively.

Foreign Currency Contracts.   The Company operates internationally and is exposed to potentially adverse movements in currency exchange rates. The Company enters into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions. These foreign currency contracts are carried at fair value, and are denominated primarily in the Euro and the Japanese yen. The maximum original duration is

15 months for our Euro forward contracts, 12 months for our British pound forward contracts, and one month for other currencies. As of October 31, 2006, 2005 and 2004, the Company had $185.3 million, $163.9 million and $65.6 million, respectively, of short-term foreign currency forward contracts outstanding. Due to the short term nature of these contracts, the contract rates approximate fair value as of October 31, 2006 and 2005.

The components of the Company’s foreign currency forward contracts related to forecasted transactions are designated as cash flow hedges, with gains and losses recorded in stockholders’ equity and reclassified into earnings at the time the forecasted transactions affect earnings. As of October 31, 2006, an unrealized loss of approximately $2.1 million is recorded in stockholders’ equity, net of tax, as a component of accumulated other comprehensive loss. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately three years.

Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness reclassified to earnings as other income (expense). The premium/discount component of the forward contracts is recorded to other income (expense) and is not included in evaluating hedging effectiveness.

In the first quarter of fiscal 2005, the Company reevaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of Synopsys’ hedging program. To correct the error, Synopsys reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the three months ended January 31, 2005. The earnings impact of gains and losses on foreign currency forward contracts, net of foreign currency remeasurement gains and losses, was immaterial for the fiscal years ended October 31, 2006, 2005, and 2004.

Warranties and Indemnities.   The Company typically warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days. The Company also indemnifies its customers from third party claims of intellectual property infringement relating to the use of its products and is currently defending some of its customers against claims that their use of one of its products infringes a patent held by a Japanese electronics company. The Company is unable to estimate the potential impact of these guarantees on the future results of operations. To date, the Company has not been required to pay any material warranty claims.

Note 3.   Business Combinations

Purchase Combinations.   During the fiscal years presented, the Company made a number of purchase acquisitions. For each acquisition, the excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology, customer and contract-related assets and goodwill. The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products’ projected income streams. Goodwill, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired in the acquisitions, will not to be amortized. Goodwill is not deductible for tax purposes. The amounts allocated to purchased in-process research and developments were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

The consolidated financial statements include the operating results of each business from the date of acquisition. The Company does not consider these acquisitions to be material to its results of operations and is therefore not presenting pro forma statements of operations for the fiscal years ended October 31, 2006, 2005 and 2004.

Fiscal 2006 Acquisitions

SIGMA-C Software AG (Sigma-C)

The Company acquired Sigma-C on August 16, 2006 in an all-cash transaction.

Reasons for the Acquisition.   Sigma-C provides simulation software that allows semiconductor manufacturers and their suppliers to develop and optimize process sequences for optical lithography, e-beam lithography and next-generation lithography technologies. The Company believes the acquisition will enable a tighter integration between design and manufacturing tools, allowing the Company’s customers to perform more accurate design layout analysis with 3D lithography simulation and better understand issues that affect IC wafer yields.

Purchase Price.   The Company paid $20.5 million in cash for the outstanding shares and shareholder notes of which $2.05 million was deposited with an escrow agent and will be paid per the escrow agreement. The Company believes that the escrow amount will be paid. The total purchase consideration consisted of:

(in thousands)
Cash paid	$20,500
Acquisition-related costs	2,053
Total purchase price	$22,553

Acquisition-related costs of $2.1 million consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs. As of October 31, 2006, the Company had paid $0.9 million of the acquisition-related costs. The $1.2 million balance remaining at October 31, 2006 primarily consists of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs.

Assets Acquired.   The Company performed a preliminary valuation and allocated the total purchase consideration to assets and liabilities. The Company acquired $6.0 million of intangible assets consisting of $3.9 million in existing technology, $1.9 million in customer relationships and $0.2 million in trade names to be amortized over five years. The Company also acquired assets of $3.9 million and assumed liabilities of $5.1 million as result of this transaction. Goodwill, representing the excess of the purchase price over the fair value of the tangible assets and identifiable intangible assets acquired, was $17.7 million. Goodwill resulted primarily from the Company’s expectation of synergies from the integration of Sigma-C’s technology with the Company’s technology and operations.

Virtio Corporation, Inc. (Virtio)

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

Purchase Price.   The Company paid $9.1 million in cash for the outstanding shares of Virtio, of which $0.9 million was deposited with an escrow agent and which will be paid to the former stockholders of Virtio pursuant to the terms of an escrow agreement. In addition, the Company had a prior investment in Virtio of approximately $1.7 million. The total purchase consideration consisted of:

(in thousands)
Cash paid	$9,076
Prior investment in Virtio	1,664
Acquisition-related costs	713
Total purchase price	$11,453

Acquisition-related costs of $0.7 million consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs. As of October 31, 2006, the Company had paid $0.3 million of the acquisition-related costs. The $0.4 million balance remaining at October 31, 2006 primarily consists of professional and tax-related service fees and facilities closure costs.

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

Assets Acquired.   The Company has performed a preliminary valuation and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets based on their respective fair values on the acquisition date. The Company acquired $2.5 million of intangible assets consisting of $1.9 million in existing technology, $0.4 million in customer relationships and $0.2 million in non-compete agreements to be amortized over five to seven years. Additionally, the Company acquired tangible assets of $5.5 million and assumed liabilities of $3.2 million.

Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the merger, was $6.7 million. Goodwill resulted primarily from the Company’s expectation of synergies from the integration of Virtio’s technology with the Company’s technology and operations.

HPL Technologies, Inc. (HPL)

The Company acquired HPL on December 7, 2005 in an all-cash transaction.

Reasons for the Acquisition.   The Company believes that the acquisition of HPL will help solidify the Company’s position as a leading electronic design automation vendor in design for manufacturing (DFM)

software and will give the Company a comprehensive design-to-silicon flow that links directly into the semiconductor manufacturing process. Integrating HPL’s yield management and test chip technologies into the Company’s industry-leading DFM portfolio is also expected to enable customers to increase their productivity and improve profitability in the design and manufacture of advanced semiconductor devices.

Purchase Price.   The Company paid $11.0 million in cash for all outstanding shares of HPL. In addition, the Company had a prior investment in HPL of approximately $1.9 million. The total purchase consideration consisted of:

(in thousands)
Cash paid	$11,001
Prior investment in HPL	1,872
Acquisition-related costs	2,831
Total purchase price	$15,704

Acquisition-related costs of $2.8 million consist primarily of legal, tax and accounting fees of $1.6 million, $0.3 million of estimated facilities closure costs and other directly related charges, and $0.9 million in employee termination costs. As of October 31, 2006, the Company had paid $2.2 million of the acquisition related costs, of which $1.1 million were for professional services costs, $0.2 million were for facilities closure costs and $0.9 million were for employee termination costs. The $0.6 million balance remaining at October 31, 2006 consists of professional and tax-related service fees and facilities closure costs.

Assets Acquired.   The Company acquired $8.5 million of intangible assets consisting of $5.1 million in core developed technology, $3.2 million in customer relationships and $0.2 million in backlog to be amortized over two to four years. Approximately $0.8 million of the purchase price represents the fair value of acquired in-process research and development projects that have not yet reached technological feasibility and have no alternative future use. Accordingly, the amount was immediately expensed and included in the Company’s condensed consolidated statement of operations for the first quarter of fiscal year 2006. Additionally, the Company acquired tangible assets of $14.0 million and assumed liabilities of $10.9 million.

Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the merger was $3.4 million. Goodwill resulted primarily from the Company’s expectation of synergies from the integration of HPL’s technology with the Company’s technology and operations.

Other.   During the fiscal year 2006, the Company completed an asset acquisition for cash consideration of $1.5 million. This acquisition is not considered material to the Company’s consolidated balance sheet and results of operations.

Fiscal 2005 Acquisitions

Nassda Corporation (Nassda)

The Company acquired Nassda on May 11, 2005.

Reasons for the Acquisition.   The Company believes Nassda’s full-chip circuit simulation and analysis software will broaden its offerings of transistor-level circuit simulation tools, particularly in the area of mixed-signal and memory design.

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

Net of the settlement payments described above, the Company paid $138.6 million in cash to the former shareholders of Nassda. However, in accordance with EITF 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination, the Company must separately value the settlement of the previously existing Nassda litigation and the business combination. The Company determined the fair value of the settlement to be $33 million and recorded this amount as other non-operating income. The Company valued the net assets acquired from Nassda in the business combination at $196.9 million. The total purchase price includes $13.2 million in acquisition-related costs and $12.1 million in vested stock options assumed.

Acquisition-related costs of $13.2 million consist primarily of professional service fees of $11.0 million, which include legal, tax and accounting fees; a $1.8 million class action settlement which was required to be settled prior to the closing of the acquisition, plus $0.5 million in associated legal costs; approximately $1.0 million in severance costs for employee termination, and other directly related charges. As of October 31, 2006, the Company has paid substantially all the costs related to this acquisition.

The Company allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The following table summarizes the allocation of the purchase price to the fair value of the assets and liabilities acquired.

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

Goodwill and Intangible Assets.   Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the merger was $92.4 million. During fiscal year 2006, reversal of $0.5 million acquisition related costs and $2.6 million tax related adjustments resulted in a reduction in goodwill. As of October 31, 2006, the goodwill acquired resulting from the acquisition of Nassda was $89.3 million. The portion of the purchase price allocated to identifiable intangible assets is as follows:

Intangible Asset	(in thousands)	Estimated Useful Life (years)
Core/developed technology	$15,700	5
Customer contracts and relationships	7,300	5
Contract rights	5,900	3
Non-compete agreements	1,500	3

The Company included amortization of the core/developed technology in cost of revenue and amortization of other intangible assets in operating expenses in its statements of operations for the years ended October 31, 2006 and 2005.

ISE Integrated Systems Engineering AG (ISE)

The Company acquired ISE on November 2, 2004.

Reasons for the Acquisition.   ISE’s Technology Computer Aided Design (TCAD) software performs process simulation and device and circuit simulation, helping semiconductor manufacturers shorten the time needed to design chips and to test those designs prior to actual manufacturing. In approving the merger agreement, Synopsys’ Board considered a number of factors, including its opinions that (i) the merger of ISE’s TCAD organization with Synopsys’ own TCAD business will permit the introduction of a consolidated TCAD platform that addresses the challenges posed by future technologies while maintaining continuity with existing software, and (ii) the merger will enable the Company to help further reduce its customers’ costs and manufacturing risks as they create smaller, faster and more power-efficient chips.

Purchase Price.   The Company paid $100.0 million in cash for the outstanding shares of ISE. The total purchase consideration consisted of:

(in thousands)
Cash paid	$100,000
Acquisition-related costs	2,581
Holdback payable	5,000
Total purchase price	$107,581

Under the acquisition agreement, the Company has also agreed to pay up to $20 million over three years to certain former shareholders and option holders of ISE now employed by Synopsys based upon achievement of certain sales and employee retention milestones. Amounts payable under this arrangement will be accrued as compensation expense over the remaining expected service period when and if management deems it probable such amounts will be earned by the applicable milestone dates. The Company paid $7.0 million during November 2005 and $6.5 million during November 2006 under the agreement for achievement against the first and second- year milestones, respectively.

Acquisition-related costs of $2.6 million consist primarily of legal, tax and accounting fees of $1.3 million, approximately $1.1 million of estimated facilities closure costs and other directly related charges. During fiscal 2006, the Company reversed $1.0 million of acquisition costs related primarily to employee severance, facilities closure and other contract terminations. The $0.1 million balance remaining at October 31, 2006 primarily relates to professional services.

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

Goodwill and Intangible Assets.   Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the merger, was $72.9 million. During fiscal year 2006, reversal of $1.0 million acquisition related costs and $3.9 million tax related adjustments resulted in a change in goodwill. As of October 31, 2006 the goodwill acquired resulting from the acquisition of ISE was $75.9 million. The portion of the purchase price allocated to identifiable intangible assets is as follows:

Intangible Asset	(in thousands)	Estimated Useful Life (years)
Core/developed technology	$19,100	2-5
Customer contracts and relationships	6,100	5
Non-compete agreements	500	3

The Company included amortization of the core/developed technology in cost of revenue and amortization of other intangible assets in operating expenses in its statement of operations for the years ended October 31, 2006 and 2005.

The in-process research and development (IPRD) expense related to the ISE acquisition was $5.7 million. ISE had one IPRD project—FLOOPS, a next generation process simulator.

Other.   During fiscal 2005, the Company completed two additional asset acquisitions during fiscal 2005 for aggregate consideration of $3.0 million. These acquisitions are not considered material, individually or in the aggregate, to the Company’s consolidated balance sheet and results of operations.

Fiscal 2004 Acquisitions

In February 2004, the Company completed the acquisition of all the outstanding shares of Accelerant Networks, Inc. (Accelerant) for total consideration of $23.8 million, and the acquisition of the technology assets of Analog Design Automation, Inc. (ADA) for total consideration of $12.2 million. The Company acquired Accelerant in order to enhance the Company’s standards-based IP solutions. The Company acquired the assets of ADA in order to enhance the Company’s analog and mixed signal offerings.

In October 2004, the Company completed the acquisition of Cascade Semiconductor Solutions, Inc. (Cascade) for total upfront consideration of $15.8 million and contingent consideration of up to $10.0 million to be paid upon the achievement of certain performance milestones over the three years following the acquisition. Contingent consideration totaling $2.1 million was paid during the fourth quarter of fiscal 2005 and has been allocated to goodwill. The Company acquired Cascade, an IP provider, in order to augment Synopsys’ offerings of PCI Express products. Included in the total consideration for the Accelerant and Cascade acquisitions are aggregate acquisition costs of $4.3 million, consisting primarily of legal and accounting fees and other directly related charges. As of October 31, 2006 the Company has paid substantially all the costs related to these acquisitions.

In fiscal 2004, the Company completed one additional acquisition and two additional asset acquisition transactions for aggregate consideration of $12.3 million in upfront payments and acquisition-related costs. In process research and development expenses associated with these acquisitions totaled $1.6 million for fiscal 2004. These acquisitions are not considered material, individually or in the aggregate, to the Company’s consolidated balance sheet and results of operations. As of October 31, 2006, the Company has paid substantially all the costs related to these acquisitions.

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

Note 4.   Goodwill and Intangible Assets

Goodwill consists of the following:

(in thousands)
Balance at October 31, 2004	$593,706
Additions(1)	169,142
Other adjustments(2)	(33,869)
Balance at October 31, 2005	$728,979
Additions(3)	27,745
Other adjustments(4)	(21,081)
Balance at October 31, 2006	$735,643

(1)          During fiscal year 2005, additions represent goodwill acquired in acquisitions of ISE and Nassda of $72.9 million and $92.4 million, respectively, and contingent consideration earned and paid of $1.7 million and $2.1 million related to an immaterial acquisition and the acquisition of Cascade, respectively.

(2)          During fiscal year 2005, Synopsys reduced goodwill primarily related to tax reserves for Avant! no longer probable due to expiration of the federal statute of limitations for claims.

(3)          During fiscal year 2006, additions represent goodwill acquired in acquisitions of HPL, Virtio and Sigma-C of $3.4 million, $6.7 million and $17.7 million respectively.

(4)          During fiscal year 2006, the Company reduced goodwill primarily due to tax adjustments of $18.6 million and reduction in merger costs of $2.5 million. See Note 9.

Intangible assets as of October 31, 2006 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Customer relationships	$142,440	$94,270	$48,170
Core/developed technology	327,411	280,725	46,686
Contract rights intangible	66,070	63,012	3,058
Other intangibles(1)	8,883	6,076	2,807
Covenant not to compete	12,944	11,498	1,446
Trademark and tradename	18,207	18,017	190
Capitalized software and development costs	14,113	10,326	3,787
Total intangible assets	$590,068	$483,924	$106,144

Intangible assets as of October 31, 2005 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Customer relationships	$136,940	$70,125	$66,815
Core/developed technology	314,975	256,413	58,562
Contract rights intangible	65,870	60,528	5,342
Other intangibles	7,883	3,051	4,832
Covenant not to compete	12,744	9,074	3,670
Trademark and tradename	18,007	17,965	42
Capitalized software development costs	10,587	7,331	3,256
Total intangible assets	$567,006	$424,487	$142,519

Total amortization expense related to intangible assets is set forth in the table below:

	Year Ended October 31,
	2006	2005	2004
	(in thousands)
Customer relationships	$24,145	$22,547	$20,801
Core/developed technology	24,312	68,390	83,666
Contract rights intangible	2,484	13,059	20,806
Other intangibles	3,025	2,654	307
Covenant not to compete	2,424	3,208	2,536
Trademark and tradename	52	3,544	6,002
Capitalized software and development costs(2)	2,995	2,742	2,319
Total amortization expense	$59,437	$116,144	$136,437

(1)          Represents an increase of $1.0 million upon payment of additional consideration, upon reaching certain milestones, due as a result of an acquisition of assets in fiscal 2005.

(2)          Amortization of capitalized software development is included in cost of license in the consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2007	51,107
2008	32,571
2009	15,446
2010	4,753
2011	1,750
2012 and thereafter	517
Total estimated future amortization of other intangible assets	$106,144

Note 5.   Financial Instruments

Cash, Cash Equivalents and Investments.   Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	$	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2006
Classified as current assets:
Non interest bearing Cash (U.S. and International)	$53,294	$—		$—	$—	$53,294
Money market funds (U.S.)	179,457	—		—	—	179,457
Cash Deposits and Money market Funds (International)	98,008	—		—	—	98,008
Municipal obligations	242,151	136		(171)	(153)	241,963
	572,910	136		(171)	(153)	572,722
Classified as non-current assets:
Equity securities	4,995	—		(119)	—	4,877
Total	$577,905	$136		$(290)	$(153)	$577,599

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2005
Classified as current assets:
Non interest bearing Cash (U.S. and International)	$14,920	$—	$—	$—	$14,920
Money market funds (U.S.)	300,439	—	—	—	300,439
Cash Deposits and Money market Funds (International)	89,077	—	—	—	89,077
Municipal obligations	182,365	6	(83)	(218)	182,070
	586,801	6	(83)	(218)	586,506
Classified as non-current assets:
Equity securities	8,409	—	(317)	—	8,092
Total	$595,210	$6	$(400)	$(218)	$594,598

As of October 31, 2006, the stated maturities of the Company’s current investments are $51.6 million within one year, $91.2 million within one to five years, $10.5 million within five to ten years and $88.7 million after ten years. Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Realized gains and losses on sales of short-term investments have not been material in any period presented.

Strategic Investments.   The Company’s strategic investment portfolio consists of minority equity investments in publicly traded companies and investments in privately held companies. The securities of publicly traded companies are classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of other comprehensive income in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. Securities of privately held companies are reported at cost. As of October 31, 2006, the carrying value of the Company’s strategic investments was $4.9 million.

During the years ended October 31, 2006, 2005 and 2004 the Company determined that certain strategic investments with an aggregate value of $1.3 million, $6.5 million and $3.5 million, respectively, were impaired and that the impairment was other than temporary. Accordingly, the Company recorded charges of approximately $1.3 million, $4.5 million and $3.0 million during fiscal 2006, 2005 and 2004, respectively, to write down the carrying value of these investments. During the fiscal year ended October 31, 2006, the prior investments of $1.9 million and $1.7 million in HPL and Virtio were included in the purchase price and allocated to the net assets acquired of these entities in fiscal 2006. See Note 3 for further discussion.

Notes Payable.   As of October 31, 2006, and 2005, the Company’s notes payable totaled $8.6 million and $7.5 million, respectively, and consisted primarily of promissory notes payable in September 2007 issued in connection with an acquisition in September 2002 and notes to secure bonds related to certain property taxes. In connection with the notes to secure bonds, in the ordinary course of business, tax liens have been imposed upon certain land owned by the Company by a governmental agency. To date, the Company has made all applicable payments against these notes.

Credit Facility.   On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The facility replaces the Company’s previous $250.0 million senior unsecured credit facility, which was terminated effective October 20, 2006. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2006 the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 6.   Commitments and Contingencies

Lease Commitments

The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The facilities generally require the Company to pay property taxes,

insurance, maintenance and repair costs. Rent expense was $38.6 million, $36.2 million and $35.5 million in fiscal 2006, 2005 and 2004, respectively. The Company has the option to extend or renew most of its leases. In 2003, the Company entered into a lease agreement pursuant to which the Company leases to a third party a portion of its office space which the Company owns in Sunnyvale, California. The lease agreement terminates in April 2009. The Company receives monthly lease payments of $159,600 which are recorded as a reduction of rent expense.

Future minimum lease payments on all noncancelable operating leases with an initial term in excess of one year, net of lease income, as of October 31, 2006 are as follows:

	Minimum Lease Payments	Lease Income	Net
	(in thousands)
Fiscal Year
2007	$32,823	$2,669	$30,154
2008	30,157	2,724	27,433
2009	27,189	1,383	25,806
2010	24,663	274	24,389
2011	22,304	58	22,246
Thereafter	62,546	—	62,546
Total minimum payments required	$199,682	$7,108	$192,574

Legal Proceedings

Synopsys v. Magma Design Automation, Inc.

In September 2004, the Company filed suit against Magma Design Automation, Inc. (Magma) in U.S. District Court for the Northern District of California alleging infringement by Magma of three patents. In April 2006, the parties proceeded to trial on the issue of ownership of these patents (the Ownership Trial). As the ruling from the Ownership Trial remains pending, in December 2006 the Company filed a motion for a preliminary injunction to require Magma to withdraw its claim of ownership on the patents considered during the Ownership Trial. In January 2007, the court granted the Company’s motion and directed Magma to transfer record title to the Company. The court has not yet issued a final ruling on the question of ownership. A second trial (the Infringement Trial) will be required in order to determine the relief that should issue in connection with any infringement of the Company’s patents; however, the court has not yet scheduled the Infringement Trial.

In September 2005, the Company filed two additional actions against Magma. One of the actions, filed in the Superior Court of California and later removed to the U.S. District Court for the Northern District of California, alleges that Magma engaged in actions that constitute common law and statutory unfair business practices. In that action Magma filed a motion to dismiss, which remains under submission. In the remaining action the Company asserted three patents against Magma in U.S. District Court for the District of Delaware. In its answer and counterclaims, Magma asserted patents against the Company, and alleged that the Company has engaged in various practices that constitute antitrust violations and has violated various state laws. Magma seeks declaratory relief that the patents asserted by the Company are invalid or unenforceable. Magma also seeks an injunction prohibiting the Company from infringing the patents it has asserted, and seeks unspecified damages. The Company has filed an answer denying Magma’s allegations and asserting that the Magma patents at issue are either unenforceable or invalid. A trial on these issues has been scheduled for June 2007.

The Company believes Magma’s claims in all actions are without merit and is vigorously contesting them.

IRS Revenue Agent’s Report

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

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. The Company expects to commence the appeals process in 2007. However, final resolution of this matter could take a considerable time, possibly years. The Company strongly believes the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to these proposals. Accordingly, the Company will continue to challenge these proposed adjustments vigorously. While the Company believes the IRS’ asserted adjustments are not supported by applicable law, the Company believes it is probable the Company will be required to make additional payments in order to resolve this matter. However, based on the Company’s analysis to date, the Company believes the Company has adequately provided for this matter. If the Company determines its  provision for this matter to be inadequate or is required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, the Company results of operations and financial condition could be materially and adversely affected.

Note 7.   Stockholders’ Equity

Stock Repurchase Programs.   The Company is authorized to repurchase up to $500 million of its common stock under a stock repurchase program previously established by the Company’s Board in 2001. The stock repurchase program had been renewed and replenished up to the $500 million maximum annually through December 2004. The share repurchase program has no expiration date. During fiscal 2006, 2005 and 2004, the Company purchased 10 million shares at an average price of $19.94 per share, 5.1 million shares at an average price of $17.20 per share, and 16.9 million shares at an average price of $25.02 per share, respectively. The aggregate purchase prices were $200 million, $88.4 million and $423.3 million in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, 2005 and 2004, 4.7 million, 3.6 million and 7.8 million shares were reissued respectively, for employee stock option exercises and employee stock purchase plan requirements. As of October 31, 2006, $236.6 million remained available for further purchases under the program.

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

Note 8.   Employee Benefit Plans

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the ESPP), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the beginning of a rolling two-year offering period or (2) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the twelve months ended October 31, 2006, 2005 and 2004, the Company issued 2,437,446, 2,107,556 and 1,898,402 shares, respectively, under the ESPP at average per share prices of $13.73, $13.49 and $15.51 respectively. As of October 31, 2006, 5,390,588 shares of common stock were reserved for future issuance under the ESPP.

Stock Option Plans

2006 Employee Equity Incentive Plan

On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (the 2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation as determined by the plan administrator. The 2006 Employee Plan also provides the ability to grant performance stock awards and performance cash awards. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. The Company expects that options granted under this plan will have a term of seven years. As of October 31, 2006, an aggregate of 973,335 stock options were outstanding under this plan.

As a result of the stockholders’ approval of the 2006 Employee Plan, the Company’s 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan (collectively, the Prior Plans) have been terminated as to future grants. Should any options currently outstanding under such plans and plans assumed by the Company in acquisitions (34,933,727 as of October 31, 2006) expire unexercised, they shall become available for future grant under the 2006 Employee Plan.

An aggregate of 47,497,248 shares are reserved for issuance under the 2006 Employee Plan (inclusive of the options previously granted under the Prior Plans and options assumed by the Company in acquisitions). An aggregate of 10,666,393 shares were available for future issuance under the 2006 Employee Plan as of October 31, 2006.

1992 Stock Option Plan

Under the Company’s 1992 Stock Option Plan (the 1992 Plan), 38,866,356 shares of common stock were originally authorized for issuance. Pursuant to the 1992 Plan, the Board of Directors could grant either incentive or non-qualified stock options to purchase shares of common stock to employees or consultants, excluding non-employee directors, at not less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1992 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. The 1992 Plan was terminated as to future grants in connection with approval of the 2006 Employee Plan. As of October 31, 2006, 8,526,522 stock options remained outstanding under this plan.

Under the 1992 Plan, in December 2005 and January 2006, certain executive officers of the Company were granted an aggregate of 420,000 stock options the vesting of which is contingent upon the Company meeting certain operating margin performance goals in fiscal years 2006 and 2007. These stock options have exercise prices equal to the fair market value of the underlying common stock on the date of grant, contingently vest over two years and have a term of seven years. In fiscal 2006, the operating margin performance goal was achieved and, as a result 50% of these stock options become exercisable.

Share-based compensation expense is being recorded assuming that performance goals will be achieved in fiscal 2007.

1998 Non-Statutory Stock Option Plan

Under the Company’s 1998 Non-Statutory Stock Option Plan (the 1998 Plan), 50,295,546 shares of common stock were originally authorized for issuance. Pursuant to the 1998 Plan, the Board could grant nonqualified stock options to employees or consultants, excluding executive officers. Exercisability, option price and other terms were determined by the Board but the option price could not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 1998 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. The 1998 Plan was terminated as to future grants in connection with approval of the 2006 Employee Plan. As of October 31, 2006, 23,465,409 stock options remained outstanding under this plan.

2005 Assumed Stock Option Plan

Under the Company’s 2005 Assumed Stock Option Plan (formerly, the Nassda Corporation 2001 Stock Option Plan), ( the 2005 Plan), an aggregate of 3,427,529 shares of common stock were originally authorized for issuance. Pursuant to the 2005 Plan, the Compensation Committee of the Board or its designee could grant nonqualified stock options to employees or consultants of the Company who either were (1) not employed by the Company or any of its subsidiaries on May 11, 2005 or (2) providing services to Nassda Corporation (or any subsidiary corporation thereof) prior to May 11, 2005. Exercisability, option price and other terms were determined by the Board but the option price could not be less than 100% of the fair market value of those shares on the grant date. Stock options granted under the 2005 Plan generally vest over a period of four years and expire seven to ten years from the date of grant. The 2005 Plan was terminated as to future grant in connection with approval of the 2006 Employee Plan. As of October 31, 2006, 1,189,627 stock options remained outstanding under this plan.

2005 Non-Employee Directors Equity Incentive Plan

On May 23, 2005, the Company’s stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the 2005 Directors Plan) and the reservation of 300,000 shares of common stock for issuance there under. The Directors Plan provides for annual equity awards to non-employee directors in the form of either stock options or restricted stock. Stockholders approved a 450,000 share increase in the number of shares reserved for issuance under the Directors Plan on April 25, 2006. The Company issued non-employee directors an aggregate of 34,512 shares of restricted stock at market value of approximately $0.8 million in April 2006. An aggregate of 76,572 shares of restricted stock were granted under the plan as of October 31, 2006 with an aggregate value of approximately $1.5 million. The share-based compensation expense related to these shares will be amortized over the vesting period of three years. As of October 31, 2006, 50,964 shares were outstanding with weighted average fair value of $20.03 per share and intrinsic value of $0.1 million. 673,428 shares of common stock were reserved for future grant under the Directors Plan at October 31, 2006.

1994 Non-Employee Directors Stock Option Plan

An aggregate of 1,080,162 stock options remained outstanding under the Company’s 1994 Non-Employee Directors Stock Option Plan as of October 31, 2006, which expired as to future grants in October 2004.

Plans Assumed in Acquisitions

The Company has assumed certain option plans in connection with business combinations with respect to stock options outstanding at the time of such business combinations. Generally, the options granted under these plans have terms similar to the Company’s own options. The exercise prices of such options have been adjusted to reflect the relative exchange ratios. No shares are reserved for future grant under these plans, although should such options be canceled or expire unexercised, they shall become available for future grant under the 2006 Employee Plan. As of October 31, 2006, an aggregate of 1,752,169 such options were outstanding.

Option Exchange Program

In May 2005, the Company’s stockholders approved an option exchange program under which outstanding employee stock options (other than options held by executive officers) with exercise prices of $25.00 or greater per share could be exchanged for a lesser number of options granted at current fair market value with a new vesting period. On June 23, 2005, the Company accepted for cancellation options to purchase 7.3 million shares of common stock and in exchange granted to eligible employees options to purchase 3.8 million shares of the Company’s common stock at an exercise price of $17.16 per share, except for small number of options issued with an exercise price of $18.06 due to regional laws regarding the pricing of stock option grants. As a result of the exchange, the Company recorded option expense of $0.6 million for the fiscal year ended October 31, 2005 under the provisions of APB 25.

Additional information concerning stock option activity under all plans is as follows:

	Options Available for Grant(1)	Options Outstanding	Weighted Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2003	15,659	42,119	$21.89
Granted	(4,948)	5,143	$23.79
Exercised	—	(6,559)	$19.41
Canceled	1,878	(2,175)	$24.45
Balance at October 31, 2004	12,589	38,528	$22.42
Granted(2)	(8,279)	8,279	$17.41
Options assumed in acquisition	2,297	1,993	$16.30
Retired	(3,036)
Exercised	—	(1,511)	$13.37
Canceled(3)	9,441	(10,798)	$27.22
Balance at October 31, 2005	13,012	36,491	$19.92
Options reserved for grant	359	—	$—
Granted	(5,341)	5,341	$20.61
Exercised	—	(2,228)	$16.20
Canceled	2,636	(2,617)	$21.91
Balance at October 31, 2006	10,666	36,987	$20.13	4.72	$114,317
Vested and Expected to Vest at October 31, 2006		36,511	$20.15	4.71	$112,710
Exercisable at October 31, 2006		27,459	$20.49	4.32	$82,182

(1)          Excluding shares reserved for future issuance under the 2005 Non-Employee Directors Equity Incentive Plan, which may be issued as restricted stock or stock options; including additional shares reserved for the 2006 plan as approved by the shareholders in April 2006,

(2)          Includes an aggregate of 3.8 million shares issued in connection with the option exchange.

(3)          Includes an aggregate of 7.3 million shares canceled in connection with the option exchange.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $22.32 as of October 27, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The pretax intrinsic values of options exercised were $10.6 million, $7.1 million, and $88.2 million in fiscal 2006, 2005 and 2004, respectively. There were 26.4 million and 28.0 million outstanding stock options exercisable with weighted-average exercise prices of $20.60 and $22.06 at October 31, 2005 and 2004, respectively.

The following table summarizes information about stock options outstanding as of October 31, 2006:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$0.05—$16.13	6,287	4.41	$14.87	5,501	4.11	$14.84
$16.14—$17.16	4,186	4.91	$17.07	2,103	4.53	$17.03
$17.17—$18.08	3,859	4.79	$17.71	2,337	4.43	$17.77
$18.09—$19.75	5,302	3.71	$19.14	4,414	3.26	$19.21
$19.76—$21.10	5,316	6.05	$20.73	2,011	5.79	$20.53
$21.11—$24.94	7,935	4.64	$22.94	7,184	4.46	$23.04
$24.95—$30.94	3,845	4.58	$28.42	3,715	4.48	$28.42
$30.95 and over	257	6.79	$32.84	194	6.70	$32.86
	36,987	4.72	$20.13	27,459	4.32	$20.49

Valuation and Expense of Stock Option and Employee Stock Purchase Plans.   The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards per SFAS 123(R) which is consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS 123(R). The Black-Scholes option-pricing model is subject to certain limitations, since it was developed for use in estimating the fair value of short lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options are based on its historical experience.

The assumptions used to estimate the fair value of stock options granted under our stock option plans and stock purchase rights granted under our employee stock purchase plans are as follows:

	Year Ended October 31,
	2006	2005	2004
Stock Options
Expected life (in years)	3.80	4.61	5.00
Risk-free interest rate	4.29% – 5.03%	3.9%	3.4%
Volatility	36.81% – 43.47%	50.16%	53.9%
Weighted average estimated fair value	$7.89	$8.41	$11.79
ESPP
Expected life (in years)	0.5 – 2.0	1.25	1.25
Risk-free interest rate	2.68% – 5.09%	2.99%	1.7%
Volatility	19.61% – 53.98%	48.53%	53.6%
Weighted average estimated fair value	$6.77	$6.89	$11.32

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 and presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on November 1, 2005, the Company reclassified the balance in deferred compensation to additional paid-in capital on its balance sheet.

For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the options’ vesting period of four years and the ESPP’s two-year offering period. The following table illustrates the effect on net income (loss) and net income (loss) per share, net of tax effects, for the year ended October 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to share-based awards:

	Year Ended October 31,
	2005	2004(1)
	(in thousands, except per share amounts)
Net (loss) income	$(17,114)	$75,084
Add: Share-based employee compensation expense included in reported net (loss) income, as reported under APB 25, net of related tax effects	3,483	2,046
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(86,213)	(83,510)
Pro-forma net loss under SFAS 123	$(99,844)	$(6,380)
Net (loss) income per share:
Basic—as reported	$(0.12)	$0.49
Diluted—as reported	$(0.12)	$0.47
Basic and diluted—pro forma	$(0.69)	$(0.04)

(1)          The Company has revised its fiscal year 2004 SFAS 123 pro forma stock compensation disclosure based on the discovery of an error in accounting for a modification of its ESPP awards. The error resulted in a $4.7 million increase to the stock compensation expense determined under the fair value based method, and a respective increase to pro forma net loss in fiscal 2004.

SAB 107 requires share-based compensation to be classified in the same expense line items as cash compensation. The following table presents share-based compensation expense for the years ended October 31, 2006, 2005 and 2004, respectively:

	Year Ended October 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Cost of license	$6,143	$536	222
Cost of maintenance and service	3,103	342	169
Research and development expense	28,030	2,608	2,018
Sales and marketing expense	16,237	1,475	783
General and administrative expense	9,527	1,215	163
Share-based compensation expense before taxes	63,040	6,176	3,355
Income tax benefit	(14,213)	(730)	(1,308)
Share-based compensation expense after taxes	$48,827	$5,446	2,047
Effect on net income per share:
Basic	$0.34	$0.04	$0.01
Diluted	$0.34	$0.04	$0.01

Under SFAS 123(R), the Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

As of October 31, 2006, $79.1 million of total unrecognized compensation cost related to stock awards is expected to be recognized over a weighted-average period of 1.5 years.

The share-based compensation expense of $6.2 million includes $3.6 million related to an error in the Company’s stock option grant process related to the documentation of grant dates for grants to non executive officer employees in fiscal 2005.

The Company included all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows prior to the adoption of SFAS 123(R). SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company follows the alternative transition method discussed in Financial Accounting Standards Board (FASB) Staff Position No. 123(R)-3. There was no material impact to the Company’s financial statements upon adoption of the alternative transition method in the third quarter of fiscal 2006. The Company has not recorded any excess tax benefits during fiscal 2006.

Deferred Compensation Plan.   The Company maintains the Synopsys Deferred Compensation Plan (the “Deferred Plan”), which permits eligible employees to defer up to 50% of their annual cash base compensation and up to 100% of their annual cash variable compensation. Distributions from the Deferred Plan are generally payable upon termination of employment over five to 15 years or as a lump sum payment at the option of the employee. Since the inception of the Deferred Plan, the Company has not made any matching or discretionary contributions to the Deferred Plan. There are no Deferred Plan provisions that provide for any guarantees or minimum return on investments. Undistributed amounts under the Deferred Plan are subject to the claims of the Company’s creditors. As of October 31, 2006 and 2005, the invested amounts under the Deferred Plan total to $62.5 million and $54.0 million, respectively, and are recorded as long-term other assets in the Company’s consolidated balance sheets. As of October 31, 2006 and 2005, the Company has recorded $65.8 million and $56.5 million, respectively, as long-term liabilities to recognize undistributed deferred compensation due to employees.

Synopsys 401(k) Plan.   The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans are charged to operations and were $10.1 million, $10.2 million and $8.4 million in fiscal 2006, 2005 and 2004, respectively. For employees in the U.S., the Company maintains the Synopsys 401(k) Savings and Success Sharing Plan (the 401k Plan). As allowed under Section 401(k) of the Internal Revenue Code, the 401k Plan allows tax deferred salary deductions of 1% to 30% of eligible annual salary by eligible employees. Employee contributions are limited by the maximum dollar amount allowed by the Internal Revenue Code. The Company matches pretax employee contributions up to 40% of employee deferrals or a maximum of $1,500 per participant per year. Participants who meet the age requirement before the close of the 401k Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions.

Note 9.   Income Taxes

The domestic and foreign components of the Company’s total income (loss) before provision for income taxes are as follows:

	Year Ended October 31,
	2006	2005	2004
	(in thousands)
United States	$(37,389)	$(75,336)	$(71,569)
Foreign	$81,108	$67,547	163,161
	$43,719	$(7,789)	$91,592

The components of the provision (benefit) for income taxes were as follows:

	Year Ended October 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$5,374	$7,158	$23,549
State	3,954	564	304
Foreign	31,739	14,356	14,795
	41,067	22,078	38,648
Deferred:
Federal	(10,083)	(17,771)	(45,417)
State	319	(3,763)	(6,697)
Foreign	(12,326)	2,675	(559)
	(22,090)	(18,859)	(52,673)
Charge equivalent to the federal and state tax benefit related to employee stock options	—	6,106	30,532
Provision for income taxes	$18,977	$9,325	$16,507

The provision for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2006	2005	2004
	(in thousands)
Statutory federal tax	15,301	$(2,726)	$32,057
State tax, net of federal effect	4,273	(2,521)	(1,845)
Tax credits	(87)	(2,465)	—
Tax benefit from extraterritorial income exclusion	—	(247)	—
Tax exempt income	(3,952)	(1,134)	(1,206)
Tax on foreign earnings (less than) in excess of U.S. statutory tax	(6,942)	4,645	(13,609)
Repatriation costs	—	11,649	—
In-process research and development expenses	280	1,995	573
Share-based compensation	9,908	—	—
Other	196	129	537
	$18,977	$9,325	$16,507

The provision for income taxes for the year ended October 31, 2006 includes state tax expense of $5.5 million, primarily as a result of state tax audits settled and a settlement offer made in fiscal 2006 and associated interest and penalties as well as a reduction in an estimated fiscal 2005 state research and development credit benefit. In addition, as required by SFAS 123(R), no tax benefit was recorded in the year ended October 31, 2006 for expenses relating to qualified stock options and share-based compensation costs which are borne by the Company’s foreign subsidiaries.

Net deferred tax assets of $315.4 million and $269.8 million were recorded as of October 31, 2006 and 2005, respectively. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2006	2005
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$22,636	$32,505
Deferred revenue	43,327	113,376
Deferred compensation	28,124	19,531
Depreciation and amortization	16,525	6,499
Capitalized research and development costs	32,963	—
Stock compensation	15,410	—
Tax losses and tax credits carryovers	185,589	124,738
Other	2,092	5,664
Gross deferred tax assets	346,666	302,313
Valuation allowance	(5,071)	(4,746)
Total deferred tax assets	341,595	297,567
Deferred tax liabilities:
Capitalized research and development costs	—	1,266
Intangible assets	26,212	26,468
Total deferred tax liabilities	26,212	27,734
Net deferred tax assets	$315,383	$269,833

The Company has federal net operating loss carryforwards of approximately $179.7 million as of October 31, 2006, of which $77.0 million will expire in fiscal 2025, and $102.7 million from acquired companies will expire between fiscal 2018 and 2025.

The Company has federal foreign tax credits of $63.8 million of which $58.6 million will expire from fiscal 2013 through 2016 and the remaining $5.2 million in foreign tax credits from acquired companies, which have a valuation allowance of $2.4 million will expire between fiscal 2008 and 2011. The Company has federal research and development credits of $25.2 million, of which $15.5 million will expire between fiscal 2022 and 2026 and $9.7 million from acquired companies will expire between fiscal 2007 and 2022.

The Company has a deferred tax asset of $17.2 million relating to California research and development tax credit carryforwards, which may be carried forward indefinitely. The Company has also recorded a deferred tax asset of $7.6 million relating to other state tax attributes carry forward for which the Company has recorded a valuation allowance of $2.6 million.

In evaluating its ability to utilize its deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, the existence of cumulative losses in certain jurisdictions in the most recent fiscal years and its forecast of future taxable income on a jurisdiction by jurisdiction basis. As of October 31, 2006, the Company believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies will be sufficient to fully recover the net deferred tax assets.

As a result of a change in U.S. tax rules, in fiscal 2006, the Company changed its tax accounting method on its tax return for fiscal 2005 with respect to the current portion of deferred revenue to follow the recognition of revenue under generally accepted accounting principles. This accounting method change resulted in a significant increase in the Company’s net operating loss carryforwards and a corresponding decrease in deferred tax asset relating to deferred revenue.

In fiscal 2006, the Company reduced additional paid to capital by approximately $8.9 million. The decrease is primarily due to the withdrawal of an incorrect state refund claim made in 2005 relating to stock option deductions claimed for foreign employees and an overstatement in prior years of the excess tax benefit realized from exercises of stock options assumed in certain acquisitions.

Also, in fiscal 2006, the Company recorded a net decrease to goodwill of $7.8 million to recognize additional deferred tax assets, such as net operating losses from prior year acquisitions and to adjust a deferred tax liability on an acquired intangible to the appropriate tax rate. The Company also recorded a decrease to goodwill of $6.3 million to correctly record the excess tax benefits realized from exercises of stock options assumed in certain acquisitions.

In fiscal 2005, the Company released tax contingency reserves totaling $34.0 million related to previously acquired companies as a result of the expiration of the applicable statute of limitation. These released liabilities were recorded against acquisition goodwill with no effect on the Company’s net loss in fiscal 2005.

The Company has not provided taxes for undistributed earnings of its foreign subsidiaries because the Company plans to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide taxes on such excess amount. As of October 31, 2006, there was approximately $31.0 million earnings upon which U.S. income taxes have not been provided.

In May 2006, the Tax Increase Prevention and Reconciliation Act of 2005 (the 2005 Act) was enacted and provides a three-year exception to current U.S. taxation of certain foreign intercompany income. The provisions of the 2005 Act will first apply to the Company for its fiscal year 2007.

In December 2006, the Tax Relief and Health Care Act of 2006 (the 2006 Act) was enacted, which retroactively extended the research and development credit from January 1, 2006. As a result, we will record an expected increase in fiscal 2006 R&D credit of between $1.5 million and $1.8 million in the first quarter of fiscal 2007.

Revision of Prior Year Financial Statements.   As a part of the Company’s remediation of the material weakness in internal control over financial reporting identified in fiscal 2005 relating to accounting for income taxes, the Company implemented additional internal control and review procedures. Through such procedures, in the fourth quarter of fiscal 2006, the Company identified four errors totaling $8.2 million which affected the income tax provision in fiscal years 2001 through 2005. The Company concluded that these errors were not material to any prior year financial statements. Although the errors are not material to prior periods, the Company elected to revise such prior year financial statements to correct such errors. The fiscal periods in which the errors originated, and the resulting change in provision (benefit) for income taxes for each year, are reflected in the following table:

Year Ended October 31
2001	2002	2003	2004	2005
(in thousands)
$205	$1,833	$5,303	$(748)	$1,636

The errors were as follows: (1) the Company inadvertently provided a $1.4 million tax benefit for the write-off of goodwill relating to an acquisition in fiscal 2002; (2) the Company did not accrue interest and penalties for certain foreign tax contingency items in the amount of $3.2 million; (3) the Company made certain computational errors relating to foreign dividends of $2.3 million; and (4) the Company did not record a valuation allowance relating to certain state tax credits of $1.3 million. As result of this revision, non-current deferred tax assets decreased by $8.1 million and current tax payable increased by $0.2 million. Retained earnings decreased by $8.2 million and additional paid in capital decreased by $0.1 million.

Tax Effects of Stock Awards.   In November 2005, FASB issued a Staff Position (FSP) on FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company elected to use the alternative transition method in 2006. The Company has not recognized any excess tax benefits during fiscal 2006.

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

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. The Company expects to commence the appeals process in 2007. However, final resolution of this matter could take a considerable time, possibly years. The Company strongly believes the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to these proposals. Accordingly, the Company will continue to challenge these proposed adjustments vigorously. While it believes the IRS’ asserted adjustments are not supported by applicable law, the Company believes it is probable it will be required to make additional payments in order to resolve this matter. However, based on the Company’s analysis to date, the Company believes it has adequately provided for this matter. If the Company determines its provision for this matter to be inadequate or the Company is required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, its results of operations and financial condition could be materially and adversely affected.

In the third quarter of 2006, the IRS started an examination of the Company’s federal income tax returns for the years 2002 through 2004. As of the end of fiscal 2006, no adjustments had been proposed as a result of this audit.

Repatriation of foreign earnings.   The American Jobs Creation Act of 2004 (the Jobs Creation Act) provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution. During the fourth quarter of 2005, the Company repatriated $360.0 million, of which approximately $185.0 million qualified for the special one-time elective dividends received deduction and the balance of which constituted earnings that did not qualify under the Jobs Creation Act, previously taxed income and return of capital. The Company recorded tax expense of $11.6 million related to the repatriation of $360 million. During the fourth quarter of 2005, the Company’s chief executive officer approved a domestic reinvestment plan (DRIP) to invest up to $185.0 million in foreign earnings in qualified investments pursuant to the Jobs Creation Act. As required by the 2004 Act, the reinvestment plan was ratified by the Board of Directors in the first quarter of fiscal 2006. The Company satisfied the DRIP reinvestment requirements during fiscal 2005.

Note 10.   Other Income, Net

Other income, net consists of the following:

	Year Ended October 31,
	2006	2005	2004
	(in thousands)
Interest income, net	$13,541	$9,543	$5,975
Loss on sales of investments, net of investment write-downs	(1,355)	(3,805)	(1,694)
Foreign currency exchange gain (loss)	(455)	2,537	281
Correction of an error in accounting for certain hedging transactions(1)	—	2,958	—
Other, net(2)	2,556	40,823	1,003
Total other income, net	$14,287	$52,056	$5,565

(1)          In the first quarter of fiscal 2005, the Company re-evaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the Company’s hedging program. To correct the error, the Company reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income during the year ended October 31, 2005.

(2)          For the year ended October 31, 2006, these amounts are comprised primarily of $5.5 million in investment earnings related to the change in the fair value of the deferred compensation plan assets, partially offset by $3.0 million in premiums paid on foreign exchange forward contracts. For the year ended October 31, 2005, the amount included a $33 million litigation settlement gain relating to the acquisition of Nassda Corporation.

Note 11.   Segment Disclosure

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.

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

	Year Ended October 31,
	2006	2005	2004
	(in thousands)
Revenue:
United States	$553,223	$507,191	$597,845
Europe	174,914	157,468	170,221
Japan	184,282	166,666	178,260
Asia Pacific and Other	183,141	160,606	145,778
Consolidated	$1,095,560	$991,931	$1,092,104

	October 31,
	2006	2005
	(in thousands)
Property and Equipment, net:
United States	$113,710	$146,885
Other	26,950	23,310
Consolidated	$140,660	$170,195

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

For management reporting purposes, the Company organizes its products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property (IP), Design for Manufacturing and Professional Services and Other. The Company includes revenue from companies or products the Company has acquired during a period from the acquisition date through the end of the relevant periods. The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the fiscal years presented.

	Year Ended October 31,
	2006	2005	2004
	(in thousands)
Revenue:
Galaxy Design Platform	$567,455	$553,399	$675,448
Discovery Verification Platform	267,272	215,925	225,469
IP	85,890	72,118	70,684
Design for Manufacturing	123,248	101,575	81,646
Professional Services and Other	51,695	48,914	38,857
Consolidated	$1,095,560	$991,931	$1,092,104

One customer, Intel Corporation and its subsidiaries in the aggregate, accounted for 11%, 13% and 11% of the Company’s consolidated revenue in fiscal 2006, 2005 and 2004 respectively.

Note 12.   Termination of Agreement to Acquire Monolithic System Technology, Inc.

On February 23, 2004, the Company entered into a definitive agreement to acquire Monolithic System Technology, Inc. (MoSys) in a cash and stock transaction valued at approximately $453 million.

On April 16, 2004, the Company exercised its right to terminate the merger agreement and paid MoSys a $10.0 million termination fee. The Company has included the termination fee in general and administrative expense in the statement of operations for fiscal 2004. On April 23, 2004, MoSys filed a complaint in Delaware Chancery Court against Synopsys and Mountain Acquisition Corp., a wholly owned subsidiary of the Company, alleging that the Company improperly exercised its termination right.

On July 9, 2004, the Company and MoSys announced a settlement under which the suit was dismissed without further liability or payments to one another.

Note 13.   Related Party and Other Transactions

During fiscal 2006, former Director Richard Newton provided consulting services to the Company for which he was paid $180,000. Under the Company’s agreement with Dr. Newton, Dr. Newton provided advice concerning long-term technology strategy and industry development issues as well as assistance in identifying opportunities for partnerships with academia. Dr. Newton was a Professor of Electrical Engineering and Computer Science and Dean of the College of Engineering at the University of California, Berkeley. Effective September 6, 2006, the Company and Dr. Newton amended the agreement between them. Pursuant to the amended agreement, Dr. Newton’s annual compensation for providing these services was reduced to $100,000 per year. During fiscal 2005 and 2004, Dr. Newton was paid $180,000 annually under his agreement with the Company. Dr. Newton passed away on January 1, 2007.

Andy D. Bryant, Intel Corporation’s Executive Vice President and Chief Financial and Enterprise Services Officer, served on the Company’s Board of Directors from January 1999 until May 2005. Revenues derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 13% and 11% of the Company’s total revenue for fiscal 2005 and 2004, respectively. Management believes all transactions between the two parties were carried out on an arm’s length basis.

Note 14.   Effect of New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying misstatements and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company will be required to adopt the provisions of SAB 108 in fiscal 2007. The Company is currently evaluating the requirements of SAB 108 and the potential impact upon adoption. Historically, the Company has evaluated uncorrected differences utilizing the “rollover” approach. Although the Company believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusion reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, the Company expects that, due to the analysis required in SAB 108, certain historical uncorrected differences during fiscal 1999 through fiscal 2004 related to share-based compensation and fixed assets, will be corrected upon adoption and reflected in the opening retained earnings balance for fiscal 2007.

The Company has not yet completed its analysis of SAB 108, however, it estimates that the expected net reduction to the opening retained earnings balance for fiscal 2007 will be approximately $10 to $12 million. The Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual change to the opening retained earnings balance for fiscal 2007 could be different than the estimate.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. However, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The provisions are effective for the Company beginning in the first quarter of fiscal year 2007.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The Company will be adopting all requirements of SFAS 158 in the fiscal year ending October 31, 2007. The adoption of SFAS 158 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements of assets and liabilities of a Company. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating whether SFAS 157 will result in a change to its fair value measurements and has not yet determined the impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of fiscal year 2008. The Company has not determined the impact this interpretation will have on the Company’s consolidated financial position, results of operations or cash flows in fiscal year 2008.

In February 2006, FASB issued Statement of Financial Accounting Standards No. 155 Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155), which amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides a fair value measurement option for certain hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation. The requirements are effective for the Company beginning in the first quarter of fiscal 2007. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, FASB issued Staff Position (FSP) FAS 115-1 /124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The provisions are effective for the Company beginning in the first quarter of fiscal year 2007. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Selected Unaudited Quarterly Financial Data

The table below includes certain unaudited financial information for the last four fiscal quarters.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31
	(in thousands, except per share and market price data)
2006:
Revenue	$260,189	$274,779	$277,208	$283,384
Gross margin	204,900	218,798	221,763	226,572
Income (loss) before income taxes(1)	3,026	9,143	15,574	15,976
Net income (loss)	1,697	5,375	7,550	10,120
Net (loss) income per share
Basic	$0.01	$0.04	$0.05	$0.07
Diluted	$0.01	$0.04	$0.05	$0.07
2005:
Revenue	$241,304	$244,339	$251,450	$254,838
Gross margin(2)	171,180	174,647	192,042	199,426
Income (loss) before income taxes(1)	(19,154)	(19,006)	29,584	787
Net income (loss)(3)	(14,712)	(5,359)	16,907	(13,950)
Net (loss) income per share
Basic	$(0.10)	$(0.04)	$0.12	$(0.10)
Diluted	$(0.10)	$(0.04)	$0.12	$(0.10)

(1)          During the fourth quarters of fiscal 2006 and 2005, the company recorded $1.6 million and $3.6 million, respectively, in share-based compensation associated with grants to employees in 2001 through 2005. The compensation should have been recognized evenly throughout fiscal 2006 and 2005.

(2)          We have reclassified certain prior year amounts relating to share-based compensation as detailed in the statements of operations, statements of cash flows and in Note 8 of Notes to Consolidated Financial Statements.

(3)          In fiscal 2006, we identified errors which affected our income tax provision in fiscal years 2001 through 2005. We concluded that these errors were not material to any prior year financial statements. Although the errors are not material to prior periods, we elected to revise prior year financial statements to correct such errors. The fiscal periods in which the errors originated, and the resulting change in provision (benefit) for income taxes for each year, are disclosed in Note 9 of Notes to Consolidated Financial Statements. The quarterly tax provisions for fiscal 2005 were also revised to correct the immaterial errors.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.   As of October 31, 2006 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.

Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2006, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)         Management’s Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the Evaluation Date. In making this assessment, our management used the framework established in Internal Control-Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of the Evaluation Date, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on our assessment of our internal control over financial reporting, which is included herein.

(c)          Changes in Internal Controls.   Our annual report on Form 10-K for the fiscal year ended October 31, 2005 disclosed a material weakness relating to accounting for income taxes. In order to remediate this material weakness, during fiscal 2006, we: (1) implemented additional recurring review procedures to help ensure compliance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, SFAS No. 5, Accounting for Contingencies, and other applicable rules and regulations with respect to tax matters, (2) engaged external tax advisors to assist in the review of our income tax calculations, (3) implemented controls with respect to tracking the statute of limitations, (4) increased contact and coordination between members of the Corporate Tax Department and the Vice President and Corporate Controller and other senior finance department management; (5) completed a reorganization and increase in staffing in the Corporate Tax department. As a result of these actions management has concluded that Synopsys has remediated the material weakness. Other than as described above, there were no changes in Synopsys’ internal control over financial reporting during the three months ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

(d)         Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synopsys, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b), that Synopsys, Inc. (the Company) maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Synopsys, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Teadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Teadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2006, and our report dated January 11, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
January 11, 2007

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors and Executive Officers

Set forth below are the names of the current members of our Board of Directors and certain information furnished by them including principal occupations, certain other directorships held by them, and their ages as of December 31, 2006. Each director’s term of office as a director is until the next annual meeting of stockholders and until his or her successor is elected and qualified. There are no arrangements pursuant to which our directors were selected.

Name	Age	Year First Elected Director
Aart J. de Geus	52	1986
Chi-Foon Chan	57	1998
Bruce R. Chizen	51	2001
Deborah A. Coleman	53	1995
Sasson Somekh	60	1999
Roy Vallee	54	2003
Steven C. Walske	54	1991

Biographies of Non-Employee Directors

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

Dr. Sasson Somekh has been a member of our Board since January 1999. Dr. Somekh joined Novellus Systems, Inc., a manufacturer of semiconductor fabrication equipment, as its President in January 2004. Previously, Dr. Somekh served as a member of the board of directors of Applied Materials, Inc. from April 2003 until December 2003, and as an Executive Vice President of Applied Materials from November 2000 until August 2003. Dr. Somekh served as a Senior Vice President of Applied Materials from December 1993 to November 2000 and as a Group Vice President from 1990 to 1993. Dr. Somekh is a director of Nanosys, Inc., a developer of nano-enabled systems for use in energy, defense, electronics, healthcare and information technology applications, Sol-Gel Technologies Ltd., a nanotechnology skin care company and SoloPower Inc., a solar power company, all of which are privately held.

Roy Vallee has been a member of our Board since February 2003. Mr. Vallee is Chief Executive Officer and Chairman of the Board of Avnet, Inc., a global semiconductor products and electronics distributor, positions he has held since June 1998. Previously, he was its Vice Chairman of the Board from November 1992 until June 1998, and also its President and Chief Operating Officer from March 1992 until June 1998. Mr. Vallee currently serves on the board of directors of Teradyne, Inc., an automated testing company for the electronics, communications and software industries. He is also co-chair of the Arizona Governor’s Council on Innovation and Technology.

Steven C. Walske has been a member of our Board since December 1991. Mr. Walske has been Managing Director of Myriad Investments, LLC, a private equity firm specializing in investments in software companies, since June 2000. Previously, Mr. Walske served as Chief Business Strategist of Parametric Technology Corporation from June 2000 until June 2005, as Chairman, Chief Executive Officer and a Director of Parametric from August 1994 until June 2000, and as President, Chief Executive Officer and a Director of Parametric from December 1986 to August 1994.

Director A. Richard Newton, who was a member of our Board from 1987 through 1991 and from 1995 through 2006, passed away in January 2007.

Background of Officers, including Directors who are Employees of Synopsys

Information with respect to executive officers and employee directors of Synopsys is included in Part I following Item 4. Executive Officers of the Registrant and is incorporated by reference here.

There are no family relationships among any of our executive officers or directors.

Identification of Audit Committee and Financial Expert

Synopsys’ Audit Committee is comprised of directors Ms. Coleman, Dr. Somekh and Mr. Vallee. All of such members satisfy the independence criteria of the Nasdaq Stock Market, Inc. for serving on an audit committee. SEC regulations require Synopsys to disclose whether its Board of Directors has determined that a director qualifying as a “financial expert” serves on the Synopsys’ Audit Committee. Synopsys’ Board of Directors has determined that both Ms. Coleman and Mr. Vallee qualify as financial experts within the meaning of such regulations.

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

Based solely on its review of the copies of the Forms 3, 4 and 5 filed by or received from its reporting persons (or written representations received from such persons), Synopsys believes that each of its directors, executive officers and greater than ten percent beneficial owners of its stock during fiscal 2006 complied with all filing requirements applicable to such persons , except that Vicki Andrews, former Senior Vice President, Worldwide Sales, failed to file a Form 4 timely with respect to the exercise and sale of 6,015 options in June 2006 due to a broker communication error, and Paul Lo, Senior Vice President, Analog/Mixed-Signal Group, failed to timely file a Form 3 reporting his initial ownership of Synopsys securities in September 2006 due to a Synopsys administrative error.

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

Synopsys intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Synopsys’ Chief Executive Officer, Chief Financial Officer and Vice President, Controller and Treasurer by posting such information on its website at www.synopsys.com/corporate/governance. There were no amendments to the Code or waivers granted thereunder relating to the Chief Executive Officer, Chief Financial Officer or Vice President, Controller and Treasurer during fiscal 2006.

Item 11.                 Executive Compensation

Named Executive Officer Compensation

The following table sets forth the compensation earned during fiscal 2006 by (1) our Chief Executive Officer and (2) each of our next four most highly compensated executive officers whose compensation earned during fiscal 2006 exceeded $100,000 for services rendered in all capacities to us during the last three fiscal years. We collectively refer to these five individuals as our “named executive officers.”

Summary Compensation Table

					Long-Term
					Compensation
		Annual			Awards;
		Compensation($)			Securities	All Other
				Incentive	Underlying	Compensation
Name and Position	Year	Salary($)		Compensation ($)(1)	Options (#)	($)(2)
Aart J. de Geus	2006	$450,000		$1,257,100	290,000	$2,760
Chief Executive Officer and	2005	420,000		1,100,000	140,000	2,760
Chairman of the Board	2004	414,615	(3)	498,000	47,800	3,070
Chi-Foon Chan	2006	$420,000		$840,000	160,000	$5,112
President and Chief Operating	2005	420,000		820,000	100,000	5,112
Officer	2004	414,615	(3)	402,000	39,900	4,853
Joseph W. Logan	2006	$282,500	(4)	$586,000 (4)	53,000	$9,617
Senior Vice President,
Worldwide Sales
Deirdre Hanford	2006	$300,000		$457,000	80,000	$2,160
Senior Vice President,	2005	300,000		380,000	60,000	2,160
Global Technical Services	2004	283,846	(3)	228,000	39,450	2,121
Antun Domic	2006	$370,000		$355,000	105,000	$4,742
Senior Vice President and	2005	370,000		350,000	75,000	3,405
General Manager,	2004	359,230	(3)	246,000	39,450	3,336
Implementation Group

(1)          Represents bonuses and/or commissions paid pursuant to compensation plans approved by the Compensation Committee.

(2)          Amounts in this column reflect group term life insurance (GTL) premiums paid and Synopsys 401(k) matching contributions, and, in the case of Mr. Logan only, a car allowance. Fiscal 2006 amounts are as follows: Dr. de Geus: $1,260 in GTL and $1,500 in 401(k) contributions; Dr. Chan: $3,612 in GTL and $1,500 in 401(k) contributions; Mr. Logan: $917 in GTL, $1,500 in 401(k) contributions and $7,200 in car allowance; Ms. Hanford: $660 in GTL and $1,500 in 401(k) contributions, and Dr. Domic: $3,242 in GTL and $1,500 in 401(k) contributions.

(3)          Reflects a change in base salary approved by our Compensation Committee in December 2003 and effective February 2004. Adjusted fiscal 2004 base salaries for such executive officers were: Dr. de Geus, $420,000; Dr. Chan, $420,000; Dr. Domic, $370,000; and Ms. Hanford, $300,000.

(4)          Mr. Logan was appointed Senior Vice President, Worldwide Sales on September 6, 2006.

The following table sets forth information regarding individual grants of options during fiscal 2006 to the named executive officers.

	Individual Grants
	Number of Securities Underlying Options		Percent of Total Options Granted to	Exercise Prices	Expiration	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term($)(4)
Name	Granted		Employees(3)	($/Share)	Date	5%	10%
Aart J. de Geus	200,000	(1)	3.74%	$20.73	12/06/12	$1,687,838	$3,933,381
	90,000	(2)	1.69%	$20.73	12/06/12	$759,527	$1,770,021
Chi-Foon Chan	100,000	(1)	1.87%	$20.73	12/06/12	$843,919	$1,966,691
	60,000	(2)	1.12%	$20.73	12/06/12	$506,352	$1,180,014
Joseph W. Logan	13,000	(1)	0.24%	$21.10	12/02/12	$111,668	$260,233
	40,000	(1)	0.75%	$19.34	09/13/13	$314,933	$733,928
Deirdre Hanford	50,000	(1)	0.94%	$20.73	12/06/12	$421,960	$983,345
	30,000	(2)	0.56%	$20.73	12/06/12	$253,176	$590,007
Antun Domic	65,000	(1)	1.22%	$20.73	12/06/12	$548,547	$1,278,349
	40,000	(2)	0.75%	$20.73	12/06/12	$337,568	$786,676

(1)          All options were granted under our 1992 Stock Option Plan, except for option granted to Mr. Logan for 40,000 shares, which was granted under our 2006 Employee Equity Incentive Plan (the 2006 plan). An aggregate of 3/48ths of the options become exercisable three months after the grant date followed by 45 equal monthly installments, assuming continued service to Synopsys, subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of seven years, subject to earlier termination upon the optionee’s cessation of service. See Note 8 to Notes to Consolidated Financial Statements and Change of Control Agreements and Named Executive Officer Employment Contracts below for more information about the 1992 Stock Option Plan and the 2006 plan.

(2)          All options were granted under our 1992 Stock Option Plan. Performance-based option pursuant to which 50% of the shares subject to the options shall vest when the first performance condition is met and 50% of the shares subject to the options shall vest when the second performance condition is met, assuming continued service to Synopsys and subject to acceleration under certain circumstances involving a change in control of Synopsys. Each option has a maximum term of seven years, subject to earlier termination upon the optionee’s cessation of service.

(3)          Based on a total of approximately 5.3 million shares subject to options granted to employees under Synopsys’ option plans during fiscal 2006

(4)          In accordance with the rules of the SEC, the columns referring to potential realizable value show the gains or “option spreads” that would exist for the options granted based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. These estimated rates do not represent our estimate or projection of future common stock prices or of the gains that may actually be realized by the optionee.

The following table sets forth information concerning exercises of options to purchase our common stock and the value of unexercised options held by our named executive officers as of October 31, 2006.

Name	Shares Acquired On Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at October 31, 2006 Exercisable/ Unexercisable		Value of In-the-Money Options at October 31, 2006(2) Exercisable/ Unexercisable
Aart J. de Geus	36,423	$273	3,253,119	348,258	$2,172,933	$6,067
Chi-Foon Chan	22,305	$187,567	2,126,597	214,342	$660,186	$4,333
Joseph W. Logan	—	—	35,184	67,607	$33,926	$33,187
Deirdre Hanford	30,000	$126,450	353,172	118,378	$164,250	$2,600
Antun Domic	—	—	407,350	149,417	$57,026	$3,250

(1)          Market value at exercise less exercise price.

(2)          Market value of underlying securities as of the last trading day of fiscal 2006 ($22.32) minus the exercise price.

Director Compensation

Non-employee directors receive a combination of cash and stock as compensation for Board service. Such directors receive an annual retainer of $125,000. In addition, Audit Committee members receive $2,000 ($4,000 in the case of the Chair) for each Audit Committee meeting attended, up to a maximum of four meetings per year.

Non-employee directors also receive equity compensation under the 2005 Non-Employee Directors Equity Incentive Plan (the 2005 Directors Plan). The 2005 Directors Plan provides for automatic grants to each non-employee member of our Board upon their initial appointment or election and upon their reelection each year. The award price per share is 100% of the fair market value of our common stock on the grant date. New non-employee directors receive a stock option for 30,000 shares, vesting in equal annual installments on the date preceding each of the first four annual meetings of stockholders following the grant date, assuming continued Board service through each vesting date. Continuing Board members receive either (1) an option grant (with the number of shares determined so that the aggregate “fair value” of the option, calculated using the option pricing model used to estimate the value of compensatory stock options in our financial statements, would equal the annual cash retainer then paid to non-employee Board members) or (2) a restricted stock grant (with the number of shares subject to the award determined so that the fair market value of the restricted stock grant on the date of grant would equal the annual cash retainer then paid to non-employee Board members). The option grant or restricted stock vests in a series of 36 successive equal monthly installments from the grant date, assuming continued Board membership through each vesting date. The Board elected to receive restricted stock for the 2006 and future grants and, as a result, in April 2006 Synopsys issued an aggregate of 5,752 shares of restricted stock to each non-employee director under the 2005 Directors Plan. The 2005 Directors Plan expires in May 2007.

Change of Control Agreements and Named Executive Officer Employment Contracts

2006 Employee Equity Incentive Plan

Under our the 2006 Plan, if we are acquired or in the event of a change in control, including an acquisition of Synopsys by merger or asset sale, each outstanding option and award under the 2006 Plan will automatically become exercisable in full, unless the option is assumed by the successor corporation, or parent thereof, or replaced by a comparable option or award for shares of the capital stock of the successor corporation or parent thereof.

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

2005 Non-Employee Directors Equity Incentive Plan

Our non-employee directors receive equity awards under our the 2005 Directors Plan. In the event of a corporate transaction, as such term is defined in the 2005 Directors Plan, each outstanding stock option and restricted stock award will automatically accelerate in full unless the stock option or our reacquisition rights with respect to the restricted stock award are assumed by or assigned to the successor corporation or its parent corporation. In the event of a change in control, as such term is defined in the 2005 Directors Plan, each stock award under the 2005 Directors Plan will automatically vest as to all shares subject to the stock award immediately prior to the effective date of the change in control.

1994 Non-Employee Directors Stock Option Plan

Our 1994 Non-Employee Directors Stock Option Plan (the 1994 Directors Plan) was the predecessor to the 2005 Directors Plan. The 1994 Directors Plan expired in October 2004. An aggregate of 1,277,660 options remain outstanding under such plan and are held by non-employee directors. Under the 1994 Directors Plan, in the event of a change of control or corporate transaction, as such terms are defined in the plan, all outstanding options become fully vested and exercisable as of the date of such change of control or corporate transaction.

Employment Agreements

We entered into employment agreements, effective October 1, 1997 and amended in March 2006, with our Chairman and Chief Executive Officer and our President and Chief Operating Officer. Each employment agreement provides that if such officer is terminated involuntarily other than for cause within 24 months of a change of control, (a) such officer will be paid an amount equal to two times the sum of such officer’s annual base pay plus his target cash bonus and the cash value such officer’s health benefits for an 18-month period, and (b) all stock options held by such officer will immediately vest in full. If the officer is terminated involuntarily other than for cause in any other situation, the officer will receive a cash payment equal to the sum of the officer’s annual base pay for one year plus his target cash bonus for such year and cash value of such officer’s health benefits for 12 months. The terms “involuntary termination,” “cause” and “change of control” are defined in the employment agreements, which have been filed with the SEC.

Executive Change of Control Severance Benefit Plan.   In March 2006, Synopsys approved an Executive Change of Control Severance Benefit Plan (the Change of Control Plan) in order to provide certain benefits to executive officers of Synopsys in the event of a qualifying termination of employment following a change of control transaction involving Synopsys. The Change of Control Plan provides that in the event a covered executive is involuntarily or constructively terminated within 12 months after a change of control of Synopsys, the executive shall receive: (1) a cash severance payment equal to one year of base salary plus one to two times the executive’s target annual bonus depending upon the timing of the termination within Synopsys’ fiscal year; (2) a cash payment equal to the cost of health care premiums for one year; and

(3) full acceleration of all unvested stock options and other stock awards held by the executive at the time of termination. Executives shall be subject to an 18 month non-competition agreement and must sign a release in order to receive benefits should a qualifying termination occur. The Change of Control Plan does not provide for any severance benefits unless the executive’s termination occurs following a change of control of Synopsys. Similarly, the Change of Control Plan does not provide any benefits if the termination is for cause.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, the Compensation Committee consisted of Mr. Chizen (Chair) and Mr. Walske. Neither member is an officer or employee of Synopsys, and none of our executive officers serve as a member of a compensation committee of any entity that has one or more executive officers serving as a member of our Compensation Committee. Each of our directors has acquired and holds Synopsys securities.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of the Company’s Securities

The following table sets forth certain information with respect to the beneficial ownership of Synopsys’ common stock as of December 31, 2006 by (1) each person known by Synopsys to beneficially own more than five percent of Synopsys’ common stock outstanding on that date, (2) each current Synopsys director, (3) each of the named executive officers and (4) all of Synopsys’ directors and executive officers as a group.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number		Percentage Ownership
Entities associated with Goldman Sachs Asset Management, L.P. 32 Old Slip New York, NY 10005	14,250,301	(2)	9.90%
Entities associated with J. & W. Seligman & Co. Incorporated 100 Park Avenue New York, NY 10017	10,107,219	(3)	7.02%
Entities associated with OppenheimerFunds, Inc. 2 World Financial Center 225 Liberty Street New York, NY 10080	7,527,821	(4)	5.23%
Chi-Foon Chan	1,979,305	(5)	1.36%
Bruce R. Chizen	201,094	(6)	*	%
Deborah A. Coleman	128,662	(7)	*	%
Aart J. de Geus	3,175,570	(8)	2.16%
Antun Domic	386,885	(9)	*	%
Deirdre Hanford	367,236	(10)	*	%
Joseph Logan	44,352	(11)	*	%
Sasson Somekh	308,843	(12)	*	%
Roy Vallee	138,094	(13)	*	%
Steven C. Walske	199,962	(14)	*	%
All directors and executive officers as a group (18 persons)	8,105,280	(15)	5.35%

*                    Less than 1%

       (1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, we believe, based on information furnished by such persons and from Forms 13G and 13D filed with the SEC, that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them as of December 31, 2006. Percentage of beneficial ownership is based on 144,013,064 shares of common stock outstanding as of December 31, 2006, adjusted as required by SEC rules. In computing the number of shares beneficially owned by a person or group and the percentage ownership of that person, shares of common stock issuable pursuant to options held by that person that are currently exercisable or exercisable by that person or group within 60 days of December 31, 2006 are deemed to be beneficially owned. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

       (2) Based solely on a Form 13G filed with the SEC on December 11, 2006, reporting beneficial ownership as of November 30, 2006.

       (3) Based solely on a Form 13G/A filed with the SEC on February 13, 2006, reporting beneficial ownership as of December 31, 2005. J. & W. Seligman & Co. Incorporated has shared voting and investment power with respect to these shares.

       (4) Based solely on a Form 13G/A filed with the SEC on December 8, 2006, reporting beneficial ownership as of November 30, 2006. OppenheimerFunds, Inc. has shared voting power with respect to these shares.

       (5) Includes options to purchase 1,882,104 shares exercisable by Dr. Chan within 60 days of December 31, 2006.

       (6) Includes options to purchase 188,332 shares exercisable by Mr. Chizen within 60 days December 31, 2006.

       (7) Includes options to purchase 110,000 shares exercisable by Ms. Coleman within 60 days of December 31, 2006.

       (8) Includes options to purchase 2,823,075 shares exercisable by Dr. de Geus within 60 days of December 31, 2006 and excludes 22,000 shares beneficially owned by Dr. de Geus’ wife and 275,000 shares beneficially owned by the Aart J. de Geus Annuity Trust.

       (9) Includes options to purchase 383,885 shares exercisable by Dr. Domic within 60 days of December 31, 2006.

(10) Includes options to purchase 354,533 shares exercisable by Ms. Hanford within 60 days of December 31, 2006.

(11) Includes options to purchase 44,352 shares exercisable by Mr. Logan within 60 days of December 31, 2006.

(12) Includes options to purchase 271,666 shares exercisable by Dr. Somekh within 60 days of December 31, 2006.

(13) Includes options to purchase 123,332 shares exercisable by Mr. Vallee within 60 days of December 31, 2006.

(14) Includes options to purchase 150,000 shares exercisable by Mr. Walske within 60 days of December 31, 2006.

(15) Includes options to purchase 7,451,415 shares exercisable by directors and executive officers within 60 days of December 31, 2006.

Stockholder Approval of Stock Plans

The following table provides information regarding our equity compensation plans as of October 31, 2006.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)) (c)
	(in thousands, except price per share amounts)
Equity Compensation Plans Approved by Stockholders(1)	10,580		$21.84	16,730
Equity Compensation Plans Not Approved by Stockholders	24,116	(2)	$19.67	—
Total	34,696	(3)	$20.33	16,730	(4)

(1)          Synopsys’ stockholder approved equity compensation plans include the 2006 Plan, 2005 Directors Plan, the 1994 Directors Plan and the Employee Stock Purchase Plans.

(2)          Comprised of shares issuable upon the exercise of stock options outstanding under our 1998 Non-Statutory Stock Option Plan, the material terms of which are described in Note 8 of Notes to Consolidated Financial Statements, which description is incorporated by reference here. No future grants will be made out of this plan.

(3)          Does not include information for outstanding options assumed in connection with acquisitions. As of October 31, 2006, a total of 2.3 million shares of our common stock were issuable upon exercise of such outstanding options at a weighted average exercise price of $ 17.16 per share.

(4)          Comprised of (1) 10.7 million shares remaining available for issuance under the 2006 Plan, (2) 673,000 shares remaining available for issuance under the 2005 Directors Plan, and (3) 5.4 million shares remaining available for issuance under the Employee Stock Purchase Plans as of October 31, 2006. No shares remain available for grant under the 1994 Directors Plan, which expired in October 2004.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

During fiscal 2006, former director A. Richard Newton provided advice to us, at our request, concerning long-term technology strategy and industry development issues, as well as assistance in identifying opportunities for partnerships with academia. Dr. Newton was a Professor of Electrical Engineering and Computer Science and Dean of the College of Engineering at the University of California, Berkeley. In September 2006, we amended our agreement with Dr. Newton to reduce his annual compensation from $180,000 per year to $100,000 per year. Dr. Newton passed away in January 2007.

We have entered into indemnification agreements with our executive officers and directors for the indemnification of, and advancement of expenses to, these persons to the fullest extent permitted by Delaware law. We also intend to execute these agreements with our future directors and executive officers. Please see Part II, Item 11. Executive Compensation—Change of Control Agreements and Named Executive Officer Employment Contracts for a description of our employment and change of control agreements and plans.

Item 14.                 Principal Accountant Fees and Services

Fees of KPMG LLP

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Synopsys’ annual financial statements for fiscal 2006 and 2005, and fees billed for all other services rendered by KPMG LLP during such fiscal years.

	Year Ended October 31,
	2006	2005
	(in thousands)
Audit fees	$3,329	$4,037
Audit related fees(1)	256	291
Tax fees(2)	24	12
Total fees	$3,609	$4,340

(1)          Consists of fees for due diligence services.

(2)          Consists of fees for international tax compliance services relating to certain foreign subsidiaries.

Audit Committee Pre-Approval Policy

As required by Section 10A(i)(1) of the Exchange Act, all non-audit services to be performed by Synopsys’ principal accountants must be approved in advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its principal accountants which are subsequently ratified by the Audit Committee (the De Minimus Exception). In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the Chairperson report the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the non-audit services performed by KPMG during fiscal 2006 were performed pursuant to the De Minimus Exception during fiscal 2006 or 2005.

Pre-approvals of Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(3) of the Exchange Act, during fiscal 2006, the Audit Committee pre-approved the following non-audit services performed by KPMG LLP, our independent auditors: (1) international tax compliance services relating to certain foreign subsidiaries and (2) due diligence services relating to proposed acquisitions. The fees for such services are shown in the table above under—Fees of KPMG LLP.

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

10.14	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership(13)
10.15	1992 Stock Option Plan, as amended and restated(14)(15)
10.16	Employee Stock Purchase Program, as amended(14)(29)
10.17	International Employee Stock Purchase Plan, as amended(14)(29)
10.18	Synopsys deferred compensation plan dated November 14, 2005(14)(16)
10.19	1994 Non-Employee Directors Stock Option Plan, as amended and restated(14)(17)
10.20	Form of Executive Employment Agreement dated October 1, 1997(14)(18)
10.21	Schedule of Executive Employment Agreements(11)(14)
10.22	1998 Nonstatutory Stock Option Plan(14)(19)
10.23

Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002(20)

10.25

Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent(29)

10.27	Form of Stock Option Agreement under 1992 Stock Option Plan(14)(21)
10.28	Director Compensation Arrangements(14)
10.29	2005 Non-Employee Director Equity Incentive Plan, as amended(14)(26)
10.30	Synopsys, Inc. 2005 Assumed Stock Option Plan(14)(22)
10.31	Executive Operating Plan Incentive(14)(23)
10.32	Form of Executive Change of Control Severance Benefit Plan (14)(25)
10.33	Form of First Amendment to the Employment Agreements with the Chairman and Chief Executive Officer, and President and Chief Operating Officer(14)(25)
10.34	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan(14)(24)
10.35	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan(14)(24)
10.36	2006 Employee Equity Incentive Plan(14)(26)
10.37	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan(14)(27)
10.38	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between Synopsys and Tarigo-Paul, LLC dated January 2, 1996(28)
10.39	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between Synopsys and Tarigo-Paul, LLC dated January 2, 1996(28)
10.41	Form of Fiscal 2007 Executive Incentive Plan(14)(30)
10.42	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan(14)(30)
10.43	Fiscal 2006 Executive Incentive Plan(14)(30)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 112)
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
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

(16) Incorporated by reference from exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 16, 2005.

(17) Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

(18) Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended January 3, 1998.

(19) Incorporated by reference from exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-90643) filed with the Securities and Exchange Commission on November 9, 1999.

(20) Incorporated by reference exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 19, 2002.

(21) Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 12, 2005.

(22) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2005.

(23) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 12, 2005.

(24) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended January 31, 2006.

(25) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on March 29, 2006.

(26) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on April 27, 2006.

(27) Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2006.

(28) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2006.

(29) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on October 25, 2006.

(30) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 11, 2006.

(c)           Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOPSYS, INC.
Date:	January 11, 2007	By:	/s/ AART J. DE GEUS
Aart J. de Geus
Chief Executive Officer and Chairman of the
Board of Directors
(Principal Executive Officer)
Date:	January 11, 2007	By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie
Chief Financial Officer
(Principal Financial Officer)
Date:	January 11, 2007	By:	/s/ GEOFFREY E. SLOMA
Geoffrey E. Sloma
Vice President, Corporate Controller and Treasurer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aart J. de Geus and Brian M. Beattie, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ AART J. DE GEUS	Chief Executive Officer (Principal Executive Officer)	January 11, 2007
Aart J. de Geus	and Chairman of the Board of Directors
/s/ CHI-FOON CHAN	President, Chief Operating Officer and Director	January 11, 2007
Chi-Foon Chan
/s/ BRUCE R. CHIZEN	Director	January 11, 2007
Bruce R. Chizen
/s/ DEBORAH A. COLEMAN	Director	January 11, 2007
Deborah A. Coleman
/s/ SASSON SOMEKH	Director	January 11, 2007
Sasson Somekh
/s/ STEVEN C. WALSKE	Director	January 11, 2007
Steven C. Walske
/s/ ROY VALLEE	Director	January 11, 2007
Roy Vallee

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Restated Bylaws of Synopsys, Inc.(2)
4.1	Amended and Restated Preferred Shares Rights Agreement dated April 7, 2000(3)
4.3	Specimen Common Stock Certificate(4)
10.1	Form of Indemnification Agreement for directors and executive officers(5)
10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy(4)
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

10.14	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership(13)
10.15	1992 Stock Option Plan, as amended and restated(14)(15)
10.16	Employee Stock Purchase Program, as amended(14)(29)
10.17	International Employee Stock Purchase Plan, as amended(14)(29)
10.18	Synopsys deferred compensation plan dated November 14, 2005(14)(16)
10.19	1994 Non-Employee Directors Stock Option Plan, as amended and restated(14)(17)
10.20	Form of Executive Employment Agreement dated October 1, 1997(14)(18)
10.21	Schedule of Executive Employment Agreements(11)(14)
10.22	1998 Nonstatutory Stock Option Plan(14)(19)
10.23

Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002(20)

10.25

Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent(29)

10.27	Form of Stock Option Agreement under 1992 Stock Option Plan(14)(21)
10.28	Director Compensation Arrangements(14)
10.29	2005 Non-Employee Director Equity Incentive Plan, as amended(14)(26)
10.30	Synopsys, Inc. 2005 Assumed Stock Option Plan(14)(22)
10.31	Executive Operating Plan Incentive(14)(23)
10.32	Form of Executive Change of Control Severance Benefit Plan(14)(25)
10.33	Form of First Amendment to the Employment Agreements with the Chairman and Chief Executive Officer, and President and Chief Operating Officer(14)(25)
10.34	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan(14)(24)
10.35	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan(14)(24)
10.36	2006 Employee Equity Incentive Plan(14)(26)
10.37	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan(14)(27)
10.38	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between Synopsys and Tarigo-Paul, LLC dated January 2, 1996(28)
10.39	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between Synopsys and Tarigo-Paul, LLC dated January 2, 1996(28)
10.41	Form of Fiscal 2007 Executive Incentive Plan(14)(30)
10.42	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan(14)(30)
10.43	Fiscal 2006 Executive Incentive Plan(14)(30)
21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 112)
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
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

(16) Incorporated by reference from exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 16, 2005.

(17) Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

(18) Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended January 3, 1998.

(19) Incorporated by reference from exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-90643) filed with the Securities and Exchange Commission on November 9, 1999.

(20) Incorporated by reference exhibit to the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 19, 2002.

(21) Incorporated by reference from exhibit to the Company’s Annual Report on Form 10-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 12, 2005.

(22) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2005.

(23) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 12, 2005.

(24) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ending January 31, 2006.

(25) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on March 29, 2006.

(26) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on April 27, 2006.

(27) Incorporated by reference from exhibit to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2006.

(28) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2006.

(29) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on October 25, 2006.

(30) Incorporated by reference from the Company’s Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 11, 2006.