Form 10-Q
period 2007-01-31
SYNOPSYS INC
filed 2007-03-09
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

145,145,337 shares of Common Stock as of March 5, 2007

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

JANUARY 31, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 31, 2007	October 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$377,156	$330,759
Short-term investments	302,549	241,963
Total cash, cash equivalents and short-term investments	679,705	572,722
Accounts receivable, net	141,081	122,584
Deferred income taxes	111,399	112,342
Income taxes receivable	41,487	42,538
Prepaid expenses and other current assets	50,319	44,304
Total current assets	1,023,991	894,490
Property and equipment, net	139,585	140,660
Long-term investments	4,957	4,877
Goodwill	735,132	735,643
Intangible assets, net	92,899	106,144
Long-term deferred income taxes	204,979	206,254
Other assets	74,221	69,754
Total assets	$2,275,764	$2,157,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$168,107	$234,149
Accrued income taxes	183,929	191,349
Deferred revenue	522,922	445,598
Total current liabilities	874,958	871,096

Deferred compensation and other liabilities	72,249	69,889
Long-term deferred revenue	60,697	53,670
Total liabilities	1,007,904	994,655
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 144,294 and 140,568 shares outstanding, respectively	1,443	1,406
Capital in excess of par value	1,332,930	1,316,252
Retained earnings	192,838	170,743
Treasury stock, at cost: 12,912 and 16,619 shares, respectively	(248,304)	(312,753)
Accumulated other comprehensive loss	(11,047)	(12,481)
Total stockholders’ equity	1,267,860	1,163,167
Total liabilities and stockholders’ equity	$2,275,764	$2,157,822

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,
	2007	2006
Revenue:
Time-based license	$251,606	$211,110
Upfront license	13,503	8,367
Maintenance and service	35,101	40,712
Total revenue	300,210	260,189
Cost of revenue:
License	35,520	30,057
Maintenance and service	16,146	16,573
Amortization of intangible assets	6,709	8,659
Total cost of revenue	58,375	55,289
Gross margin	241,835	204,900
Operating expenses:
Research and development	95,884	88,389
Sales and marketing	89,808	77,671
General and administrative	29,677	31,045
In-process research and development	—	800
Amortization of intangible assets	6,644	7,341
Total operating expenses	222,013	205,246
Operating income (loss)	19,822	(346)
Other income, net	7,934	3,372
Income before income taxes	27,756	3,026
Provision for income taxes	4,399	1,329
Net income	$23,357	$1,697

Net income per share:
Basic	$0.16	$0.01
Diluted	$0.16	$0.01

Shares used in computing per share amounts:
Basic	142,772	144,989
Diluted	148,113	146,969

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,357	1,697
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	26,966	29,729
Share-based compensation	16,215	18,430
Amortization of premium (discount) on short-term investments	213	(92)
In-process research and development	—	800
Deferred income taxes	804	(52)
Provision for doubtful accounts	(130)	—
Net change in deferred gains and losses on cash flow hedges	1,306	(567)
(Loss) gain on sale of short and long-term investments	(3)	14
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(18,354)	17,203
Prepaid expenses and other current assets	(5,840)	(6,768)
Other assets	217	(3,425)
Accounts payable and accrued liabilities	(66,075)	(93,130)
Accrued income taxes	(6,206)	(2,775)
Deferred revenue	84,351	54,745
Deferred compensation and other liabilities	(756)	3,900
Net cash provided by operating activities	56,065	19,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(11,894)
Proceeds from sales and maturities of short-term investments	65,129	88,706
Purchases of short-term investments	(126,161)	(106,396)
Purchases of long-term investments	—	(1,539)
Purchases of property and equipment	(11,510)	(7,539)
Capitalization of software development costs	(783)	(762)
Net cash used in investing activities	(73,325)	(39,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	81,583	10,433
Purchases of treasury stock	(18,070)	(80,982)
Net cash provided by (used in) financing activities	63,513	(70,549)
Effect of exchange rate changes on cash and cash equivalents	144	326
Net increase (decrease) in cash and cash equivalents	46,397	(89,938)
Cash and cash equivalents, beginning of period	330,759	404,436
Cash and cash equivalents, end of period	$377,156	$314,498

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business

Synopsys, Inc. (Synopsys or the Company) is a provider of electronic design automation (EDA) software for semiconductor design companies. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides (1) intellectual property (IP) and design services to simplify the design process and accelerate time to market for our customers; and (2) software and services that help customers prepare and optimize their designs for manufacturing.

Note 2.   Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2006 on file with the Commission.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Actual results could differ from these estimates and  may result in material effects on the Company’s operating results and financial position.

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year End.   The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s first fiscal quarter ended on the Saturday nearest to January 31 (i.e. February 3, 2007 for fiscal 2007). Fiscal 2007 is a 53-week fiscal year. As a result, the first quarter of fiscal 2007 has 14 weeks. Fiscal 2006 was a 52-week year. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Basis of Presentation.   Certain immaterial amounts in prior year financial statements have been reclassified to the current year presentation. In particular, the Company reclassified prior year compensation charges relating to the Company’s deferred compensation plans from other income (expense) into the related functional classifications in the unaudited condensed consolidated statements of operations. These reclassifications had no impact on net income for each of the reporting periods presented.

Note 3.   Share-based Compensation

Accounting for Share-based Compensation

On November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, stock appreciation rights, restricted stock awards and restricted stock units.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards under SFAS 123(R). The Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and ESPP is estimated by a combination of implied volatility for publicly traded options of the Company’s stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards are based on historical experience.

The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under the Company’s Employee Stock Purchase Plan for the three months ended January 31, 2007 and 2006 are as follows:

	Three Months Ended
Options	January 31, 2007	January 31, 2006
Volatility	31.79% - 32.11%	42.63%- 43.47%
Expected term (years)	4.3	3.8
Risk free interest rate	4.35% - 4.73%	4.29% - 4.45%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$8.65	$8.06

ESPP
Volatility	19.61% - 51.54%	26.69% - 53.98%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	3.00% - 5.09%	2.68% - 3.68%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$6.22	$6.42

As of January 31, 2007, there was $73.1 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.1 years. The intrinsic values of options exercised in the first quarter of fiscal years 2007 and 2006 were $32.8 million and $3.0 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statement of operations for these share-based compensation arrangements was as follows for the first quarters of fiscal years 2007 and 2006:

	Three Months Ended January 31,
	2007	2006
(in thousands, except per share amounts)
Cost of license	$1,851	$1,619
Cost of maintenance and service	780	856
Research and development expense	4,728	8,149
Sales and marketing expense	5,665	4,709
General and administrative expense	3,191	3,097
Share-based compensation expense before taxes	16,215	18,430
Income tax benefit	(3,931)	(4,289)
Share-based compensation expense after taxes	$12,284	$14,141

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. Under SFAS 123(R), the Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company follows the alternative transition method discussed in Financial Accounting Standards Board (“FASB”) Staff Position No. 123(R)-3. The Company has not recorded any excess tax benefits during fiscal years 2007 and 2006.

Note 4.          Stock Repurchase Program

The Company is authorized to purchase up to $500 million of its common stock under a stock repurchase program previously established by the Company’s Board of Directors (Board) in December 2004.  The Company uses all common shares repurchased to offset dilution caused by ongoing stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions. During the three months ended January 31, 2007 and 2006, the Company purchased 0.7 million shares at an average price of $26.68 per share, and 3.9 million shares at an average price of $20.92 per share, respectively. The aggregate purchase prices were $18.1 million and $81.0 million in the three months ended January 31, 2007 and 2006, respectively. During the three months ended January 31, 2007 and 2006, approximately 4.4 million and 0.7 million shares were reissued respectively, for employee stock option exercises and employee stock purchase plan requirements. As of January 31, 2007, $218.6 million remained available for further purchases under the program.

Note 5.            Goodwill and Intangible Assets

Goodwill as of January 31, 2007 consisted of the following:

(in thousands)
Balance at October 31, 2006	$735,643
Adjustments(1)	(511)
Balance at January 31, 2007	$735,132

(1)             Adjustments related to reduction of merger costs of $0.2 million and income tax related adjustments of $0.3 million for prior acquisitions.

Intangible assets as of January 31, 2007 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Customer relationships	$142,440	$100,404	$42,036
Core/developed technology	327,411	286,394	41,017
Contract rights intangible	66,070	63,529	2,541
Other intangibles	8,883	6,816	2,067
Covenant not to compete	12,944	11,781	1,163
Trademark and tradename	18,207	18,027	180
Capitalized software development costs	15,031	11,136	3,895
Total	$590,986	$498,087	$92,899

Intangible assets as of October 31, 2006 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Customer relationships	$142,440	$94,270	$48,170
Core/developed technology	327,411	280,725	46,686
Contract rights intangible	66,070	63,012	3,058
Other intangibles	8,883	6,076	2,807
Covenant not to compete	12,944	11,498	1,446
Trademark and tradename	18,207	18,017	190
Capitalized software development costs	14,113	10,326	3,787
Total	$590,068	$483,924	$106,144

Total amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2007	2006
	(in thousands)
Customer relationships	$6,134	$5,932
Core/developed technology	5,669	7,515
Contract rights intangible	517	914
Other intangibles	740	835
Covenant not to compete.	283	25
Trademark and tradename	10	778
Capitalized software development costs(1)	810	712
Total	$14,163	$16,711

(1)             Amortization of capitalized software development costs is included in cost of license in the condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Fiscal Years:
Remainder of 2007	$37,289
2008	33,030
2009	15,561
2010	4,753
2011	1,750
Thereafter	516
Total	$92,899

Note 6.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	January 31,	October 31,
	2007	2006
	(in thousands)
Payroll and related benefits	$108,465	$159,823
Acquisition related costs	1,402	2,388
Other accrued liabilities	51,432	56,933
Accounts payable	6,808	15,005
Total	$168,107	$234,149

Note 7. Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The facility replaces the Company’s previous $250.0 million senior unsecured credit facility, which was terminated effective October 20, 2006. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2007 the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8. Comprehensive Income

The following table sets forth the components of comprehensive income, net of tax:

	Three Months Ended January 31,
	2007	2006
	(in thousands)

Net income	$23,357	$1,697
Unrealized (loss) gains on investments, net of tax of $62 and ($196), respectively	(93)	315
Deferred gains (losses) on cash flow hedges, net of tax of ($470) and $206, respectively	836	(361)
Reclassification adjustment on deferred losses on cash flow hedges, net of tax of ($101) and ($350), respectively	177	489
Foreign currency translation adjustment	514	900
Total	$24,791	$3,040

Note 9.   Net Income per Share

In accordance with SFAS No. 128, Earnings per Share (SFAS 128), the Company computes basic income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock awards during the period using the treasury stock method.

Diluted net income per share excludes 10.2 million and 23.9 million of anti-dilutive options and unvested restricted stock awards for the three months ended January 31, 2007 and 2006, respectively. While these options and unvested restricted stock awards were anti-dilutive for the respective periods, they could be dilutive in the future.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	Three Months Ended January 31,
	2007	2006
	(in thousands)
Weighted-average common shares for basic net income per share	142,772	144,989
Weighted-average dilutive stock options outstanding under the treasury stock method	5,341	1,980
Weighted-average common shares for diluted net income per share	148,113	146,969

Note 10.        Segment Disclosure

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.

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

Revenue and property and equipment, net related to operations in the United States and other geographic areas were:

	Three Months Ended January 31,
	2007	2006
	(in thousands)
Revenue:
United States	$147,962	$133,340
Europe	48,160	41,554
Japan	50,563	41,894
Asia-Pacific and other	53,525	43,401
Consolidated	$300,210	$260,189

	January 31, 2007	October 31, 2006
	(in thousands)
Property and equipment, net:
United States	$112,233	$113,710
Other	27,352	26,950
Consolidated	$139,585	$140,660

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

For management reporting purposes, the Company organizes its products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property (IP), Design for Manufacturing, and Professional Services and Other. The Company includes revenue from companies or products the Company has acquired during a period from the acquisition date through the end of the relevant periods. The following table summarizes the revenue attributable to these groups as a percentage of total revenue for the fiscal years presented.

	Three Months Ended January 31
	2007	2006
	(in thousands)
Revenue:
Galaxy Design Platform	$151,127	$142,878
Discovery Verification Platform	78,313	61,458
Intellectual Property	23,383	16,828
Design for Manufacturing	34,096	26,757
Professional Services & Other	13,291	12,268
Consolidated	$300,210	$260,189

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three months ended

January 31, 2007 and 2006.

Note 11.        Other Income, net

The following table presents the components of other income, net:

	Three Months Ended January 31,
	2007	2006
	(in thousands)
Interest income, net	$4,909	$2,998
Foreign currency exchange (loss) gain	(126)	101
Deferred compensation income	3,329	1,349
Other (1)	(178)	(1,076)
Total	$7,934	$3,372

(1)           For the three months ended January 31, 2006, these amounts are comprised primarily of $0.8 million in premiums paid on foreign exchange forward contracts.

Note 12.   Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three months ended January 31, 2007 and 2006:

	Three Months Ended January 31,
	2007	2006
	(dollars in thousands)

Income (loss) before income taxes	$27,756	$3,026
Provision for income tax	$4,399	$1,329
Effective tax rate	15.8%	43.9%

The effective tax rate decreased in the first quarter of fiscal year 2007 compared to the same quarter in 2006, primarily due to a reduction in foreign withholding tax liabilities, the benefit of a new exception to current U.S. taxation of certain foreign intercompany income and the extension of the federal research and development tax credit.  In addition, the current quarter provision was also reduced by $1.8 million or 7% of pre-tax income due to the reenactment of the federal research and development credit retroactive to January 1, 2006. The $1.8 million benefit will not recur in future quarters.

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

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. The Company expects to commence the appeals process in 2007. However, final resolution of this matter could take a considerable time, possibly years. The Company strongly believes the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to these proposed IRS adjustments. Accordingly, the Company will continue to challenge these proposed adjustments vigorously. While it believes the IRS’ asserted adjustments are not supported by applicable law, the Company believes it is probable it will be required to make additional payments in order to resolve this matter. However, based on the Company’s analysis to date, the Company believes it has adequately provided for this matter. If the Company determines its provision for this matter to be inadequate or the Company is required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, its results of operations and financial condition could be materially and adversely affected.

In the third quarter of fiscal year 2006, the IRS started an examination of the Company’s federal income tax returns for the fiscal years 2002 through 2004. As of January 31, 2007, no adjustments had been proposed by the IRS as a result of this audit.

Note 13.   Contingencies

Synopsys v. Magma Design Automation, Inc.

In September 2004, the Company filed suit against Magma Design Automation, Inc. (Magma) in U.S. District Court for the Northern District of California alleging infringement by Magma of three patents. In April 2006, the parties proceeded to trial on the issue of ownership of these patents (the Ownership Trial). In December 2006 the Company filed a motion for a preliminary injunction to require Magma to withdraw its claim of ownership on the patents considered during the Ownership Trial. In January 2007, the court granted the Company’s motion and directed Magma to transfer record title to the Company. Also in January 2007, the court ruled that the Company is the sole owner of one of the patents in the litigation and that the Company and IBM are co-owners of the other two patents. A second trial (the Infringement Trial) will be required in order to determine the relief that should issue in connection with any infringement of the Company’s patents; however, the court has not yet scheduled the Infringement Trial.

In September 2005, the Company filed two additional actions against Magma. One of the actions, filed in the Superior Court of California and later removed to the U.S. District Court for the Northern District of California, alleges that Magma engaged in actions that constitute common law and statutory unfair business practices. In that action Magma filed a motion to dismiss, which remains under submission. In the remaining action the Company asserted three patents against Magma in U.S. District Court for the District of Delaware. In its answer and counterclaims, Magma asserted patents against the Company, and alleged that the Company has engaged in various practices that constitute antitrust violations and has violated various state laws. Magma seeks declaratory relief that the patents asserted by the Company are invalid or unenforceable. Magma also seeks an injunction prohibiting the Company from infringing the patents it has asserted, and seeks unspecified damages. The Company has filed an answer denying Magma’s allegations and asserting that the Magma patents at issue are either unenforceable or invalid. On February 21, 2007, the Court dismissed all antitrust and non-patent claims brought by Magma against the Company with prejudice based upon a stipulation by the parties. A trial on the remaining issues is scheduled for June 2007.

No amounts have been accrued for this matter as no gain or loss is deemed probable or estimable.

See also the disclosure in Note 12 above regarding the IRS Revenue Agent’s Report.

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

The Company has not yet completed its analysis of SAB 108, however, it estimates that the expected net reduction to the opening retained earnings balance for fiscal 2007 will be approximately $11 to $15 million. The Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual change to the opening retained earnings balance for fiscal 2007 could be different than the estimate.

For the effect of the recent accounting pronouncements, references are made to Note 14 of Notes To Consolidated Financial Statements contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

Note 15.   Subsequent Events

Subsequently, on February 13, 2007, the Company sold to a third party a parcel of land in San Jose, California for $26.3 million, net of related fees and expects to record a gain of approximately $4 million. As of January 31, 2007, the land was reported as an asset-held-for-sale within prepaid expense and other assets on the balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following overview of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 2. The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2006, as filed with the SEC on January 11, 2007, have not substantively changed, except as set forth in Part II, Item 1A below.

Overview

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

Product Developments

Since the end of fiscal 2006, we announced or introduced a number of new products and related developments, including:

•                                               Synopsys and a leading foundry enhanced their 90-nm reference design flow to include advanced low power capabilities and design for test features, helping IC companies reduce risk and achieve predictable success for complex low-power designs.

•                                               Synopsys’ IP for PCI Express 2.0 achieved compliance with the PCI-SIG standard, helping ensure interoperability while minimizing risk and reducing time to market for designers using complex, high-performance PCI Express interfaces.

•                                               Synopsys contributed Virtual Platform Technology to a leading standards body, addressing the need for a high-performance interface standard to enable the development of Virtual Platforms based on the SystemC design language.

Financial Performance for the Three Months Ended January 31, 2007

•                                               Total revenue was $300.2 million, up 15% from $260.2 million in the first quarter of fiscal 2006, primarily reflecting our fourth quarter fiscal 2004 license model shift, as increasing ratable license orders in prior periods contribute to increased time-based revenue in later periods and due the fact that the first quarter of fiscal 2007 was a 14 week quarter compared to a 13 week quarter in the first quarter of fiscal 2006.

•                                               Time-based license revenue increased 19% from $211.1 million in the first quarter of fiscal 2006 to $251.6 million in the current quarter, as increasing ratable license orders in prior periods contribute to increased time-based revenue in later periods.

•                                               Upfront license revenue was $8.4 million in the first quarter of fiscal 2006 compared to $13.5 million in the current quarter, within our normal range.

•                                               We derived approximately 95% of our software license revenue from time-based licenses and 5% from upfront licenses in the first quarters of fiscal years 2007 and 2006, reflecting our almost completely ratable license model.

•                                               Maintenance revenue declined by 30% from $29.3 million in the first quarter of fiscal 2006 to $20.4 million in the current quarter, resulting primarily from the shift to a more ratable license model (which reduces new maintenance orders since maintenance is included with the license fee in time-based licenses and not billed separately), and, to a lesser extent, by non-renewal of maintenance by some of our existing perpetual license customers. Professional services and other revenue, at $14.7 million in the first quarter of fiscal 2007, increased 29% from $11.4 million in the first quarter of fiscal 2006 due to the timing of customer acceptance of services performed under ongoing contracts and continued full utilization of our services capacity.

•                                               Net income was $23.4 million compared to $1.7 million in the first quarter of fiscal 2006, primarily due to increased revenue. This increase was partially offset by increased cost of goods sold, research and development caused by acquisitions in prior quarters, sales and marketing expense driven by increased shipments in the current quarter and an increased tax provision.

•                                               Net cash provided by operations increased 185% from $19.7 million in the first quarter of fiscal 2006 to $56.1 million, primarily as a result of our timing of billing on time-based license agreements, decreased vendor and bonus payments, and a slight increase in cash collections.

•                                               We repurchased approximately 0.7 million shares of our common stock at an average price of $26.68 per share for approximately $18.1 million.

Critical Accounting Policies and Estimates

We base the discussion and analysis of our financial condition and results of operations upon our unaudited condensed consolidated financial statements, which we prepare in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding our results of operations, are:

•       Revenue recognition;

•       Valuation of intangible assets;

•       Income taxes; and

•       Valuation of share-based compensation.

We describe our revenue recognition and share-based compensation policies below. Our remaining  critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed with the SEC on January 11, 2007.

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

For the three software license types, we recognize revenue as follows:

•       TSLs.   We typically recognize revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based license revenue” in the statement of operations.

•       Term Licenses.   We recognize the term license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the statement of operations. For term licenses in which less than 75% of the term license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the statement of operations.

•       Perpetual Licenses.   We recognize the perpetual license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the statement of operations. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize the revenue as customer installments become due and payable. Revenue attributable to these perpetual licenses is reported as “time-based license revenue” in the statement of operations.

In addition, we recognize revenue from maintenance fees associated with term and perpetual licenses ratably over the maintenance period and recognize revenue from professional service and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the statement of operations.

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

Valuation of Share-Based Compensation.   Effective November 1, 2005, we adopted the provisions of SFAS 123(R) using the modified prospective method. SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, stock purchase rights, restricted stock or restricted stock units, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that these transactions be accounted for using a fair-value based method. Accordingly, we measure share-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line attribution method. The measurement of share-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining share-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining future share-based compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services. Under current accounting rules and policies applicable to different kinds of license arrangements, we recognize revenue from orders we receive for software licenses and services at varying times. In general, we recognize revenue on a time-based software license order over the license term and on an upfront term or perpetual software license order at the time the license is shipped. Substantially all of our current time-based licenses are technology subscription licenses, or TSLs, with an average license term of approximately three years. Maintenance orders generally generate revenue ratably over the maintenance period (generally one year). Professional services orders generally generate revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service revenue for such period. We derive time-based license revenue in any quarter almost entirely from TSL orders received and delivered in prior quarters. We derive upfront license revenue directly from upfront license orders booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue almost entirely from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked.

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

Total Revenue

Three Months Ended January 31,		Dollar	%
2007	2006	Change	Change
	(dollars in millions)
$300.2	$260.2	$40.0	15%

The increase in total revenue for the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006 was primarily due to (1) the change in the fourth quarter of fiscal 2004 in our license model to an almost completely ratable model under which ratable license orders in prior periods continue to contribute to time-based license revenue in later periods; (2) the fact that the first quarter of fiscal 2007 had 14 weeks compared to 13 weeks in the same quarter of fiscal 2006, resulting in one week’s additional ratable revenue being recognized in the quarter (the remaining three quarters in fiscal 2007 are 13 week quarters); and (3) increasing bookings in prior periods leading to increased current time-based revenue.

Time-Based License Revenue

	January 31,		Dollar	%
	2007	2006	Change	Change
		(dollars in millions)
Three months ended	$251.6	$211.1	$40.5	19%
Percentage of total revenue	84%	81%

The increase in time-based license revenue in the first quarter of fiscal 2007 compared to the same quarter in fiscal 2006 was primarily due to the license model shift under which ratable license orders in prior periods contribute to time-based revenue in later periods and increasing bookings in prior periods leading to increased current time-based revenue.

Upfront License Revenue

	January 31,		Dollar	%
	2007	2006	Change	Change
		(dollars in millions)
Three months ended	$13.5	$8.4	$5.1	61%
Percentage of total revenue	4%	3%

The increase in upfront license revenue was due primarily to changes in customer license requirements which can drive changes in the amount of upfront orders in a particular quarter.

Maintenance and Services Revenue

	January 31,		Dollar	%
	2007	2006	Change	Change
		(dollars in millions)
Three months ended
Maintenance revenue	$20.4	$29.3	$(8.9)	(30)%
Professional services and other revenue	14.7	11.4	3.3	29%
Total maintenance and services revenue	$35.1	$40.7	$(5.6)	(14)%
Percentage of total revenue	12%	16%

Our maintenance revenue has declined primarily due to (1) our continued shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, and (2)  non-renewal of maintenance by certain customers on perpetual or other upfront licenses. With our license model shift, we expect progressively more of our maintenance revenue to be included in TSL revenue, and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would also adversely affect future maintenance revenue.

Professional services and other revenue increased in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 due principally to timing of customer acceptance of services performed under ongoing contracts.

Events Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.  During the three months ended January 31, 2007 and 2006, respectively, we temporarily shut down our operations in North America for three days as a cost-saving measure, resulting in savings as follows:

	Three Months Ended January 31,
	2007	2006
	(in thousands)
Cost of revenue	$708	$705
Research and development	1,529	1,508
Sales and marketing	877	890
General and administrative	382	430
Total	$3,496	$3,533

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

53 Week Fiscal Year. Fiscal 2007 is a 53 week fiscal year.  The first quarter of fiscal 2007 was a 14 week quarter, increasing cost of revenues and operating expenses in such quarter compared to typical 13 week quarters.  The remaining three quarters in fiscal 2007 are 13 week quarters.

Cost of Revenue

	January 31,		Dollar	%
	2007	2006	Change	Change
		(dollars in millions)
Three months ended
Cost of license revenue	$35.5	$30.0	$5.5	18%
Cost of maintenance and service revenue	16.2	16.6	(0.4)	(2)%
Amortization of intangible assets	6.7	8.7	(2.0)	(23)%
Total	$58.4	$55.3	$3.1	6%
Percentage of total revenue	19%	22%

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

Cost of license revenue.   Cost of license revenue includes costs associated with the sale and licensing of our software products, both time-based and upfront. Further, cost of license revenue includes the allocated cost of employee salary and benefits for providing software delivery, including software production costs, product packaging, and amortization of capitalized software development costs related to Synopsys products, documentation and royalties payable to third party vendors.

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

The dollar increases in total cost of revenue for the three months ended January 31, 2007 are primarily due to an increase of $4.3 million in compensation and employee benefits due to our increased personnel costs as a result of the acquisition of Sigma-C during the last quarter of fiscal 2006 and as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006, partially offset by a decrease of $2.0 million in amortization of intangible assets as a result of fully amortized intangible assets acquired in prior years.

Operating Expenses

Research and Development

	January 31,		Dollar	%
	2007	2006	Change	Change
		(dollars in millions)
Three months ended	$95.9	$88.4	$7.5	8%
Percentage of total revenue	32%	34%

For the three months ended January 31, 2007, the increase was primarily due to an increase of $8.0 million in research and development personnel and related costs resulting from acquisitions and as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006. This increase was partially offset by a decrease in expenses for travel, entertainment and communications and depreciation as compared to the same quarter in fiscal 2006.

Sales and Marketing

	January 31,		Dollar	%
	2007	2006	Change	Change
		(dollars in millions)
Three months ended	$89.8	$77.7	$12.1	16%
Percentage of total revenue	30%	30%

For the three months ended January 31, 2007, the increase was primarily due to (1) an increase of $5.7 million in sales and marketing personnel and related costs primarily as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006, and (2) an increase of $6.3 million in variable compensation as a result of increased shipments as compared to the same quarter in fiscal 2006.

General and Administrative

	January 31,		Dollar	%
	2007	2006	Change	Change
		(dollars in millions)
Three months ended	$29.7	$31.0	$(1.3)	(4)%
Percentage of total revenue	10%	12%

For the three months ended January 31, 2007, the decrease was primarily due to savings associated with a reduction in general and administrative personnel in prior periods, partially offset by increased expenses as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006.

Amortization of Intangible Assets.  Amortization of intangible assets includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three months ended January 31, 2007.  Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	January 31,		Dollar	%
	2006	2005	Change	Change
		(dollars in millions)
Three months ended
Included in cost of revenue	$6.7	$8.7	$(2.0)	(23)%
Included in operating expenses	6.6	7.3	(0.7)	(10)%
Total	$13.3	$16.0	$(2.7)	(17)%
Percentage of total revenue	4%	6%

For the three months ended January 31, 2007, the decrease in amortization of intangible assets is primarily due to certain intangible assets acquired in prior years becoming fully amortized in fiscal year 2006. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income, net

	January31,		Dollar	%
	2007	2006	Change	Change
		(dollars in millions)
Three months ended
Interest income, net	$4.9	$3.0	$1.9	63%
Foreign currency exchange (loss) gain	(0.1)	0.1	(0.2)	(200)%
Deferred compensation income	3.3	1.4	1.9	136%
Other (1)	(0.2)	(1.1)	0.9	(82)%
Total	$7.9	$3.4	$4.5	132%

(1)      For the three months ended January 31, 2006, these amounts are comprised primarily of $0.8 million in premiums paid on foreign exchange forward contracts.

Income Tax Rate

Effective Tax Rate

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three months ended January 31, 2007 and 2006:

	Three Months Ended January 31,
	2007	2006
	(dollars in millions)
Income (loss) before income taxes	$27.8	$3.0
Provision for income tax	$4.4	$1.3
Effective tax rate	15.8%	43.9%

The effective tax rate decreased in the first quarter of fiscal year 2007 compared to the same quarter in 2006, primarily due to a reduction in foreign withholding tax liabilities, the benefit of a new exception to current U.S. taxation of certain foreign intercompany income and the extension of the federal research and development tax credit.  In addition, the current quarter provision was also reduced by $1.8 million or 7% of pre-tax income due to the reenactment of the federal research and development credit retroactive to January 1, 2006.  The $1.8 million benefit will not recur in future quarters.

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

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. We expect to begin the appeals process during fiscal 2007. However, final resolution of this matter could take a considerable time, possibly years. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that Synopsys thus has meritorious defenses to these proposed IRS adjustments. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we determine our provision for this matter to be inadequate or we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition could be materially and adversely affected.

In the third quarter of 2006, the IRS started an examination of our federal income tax returns for the years 2002 through 2004. As of January 31, 2007, no adjustments had been proposed by the IRS as a result of this audit.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2007.

Cash and Cash Equivalents and Short-Term Investments

	January 31, 2007	October 31, 2006	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$377.2	$330.7	$46.5	14%
Short-term investments	302.5	242.0	60.5	25%
Total	$679.7	$572.7	$107.0	19%

During the three months ended January 31, 2007, our sources and uses of cash included (1) cash provided by operating activities of $56.1 million, (2) cash provided by issuance of common stock to employees of $81.6 million, (3) proceeds from sales and maturities of short-term investments of $65.1 million, (4) purchase of treasury stock of $18.1 million, (5) purchases of investments of $126.2 million, and (6) purchases of plant and equipment of $11.5 million.

Cash Flows

	Three Months Ended January 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Cash provided by operations	$56.1	$19.7	$36.4	185%
Cash used in investing activities	$(73.3)	$(39.4)	$(33.9)	86%
Cash provided by (used in) financing activities	$63.5	$(70.5)	$134.0	(190)%

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

Cash provided by operating activities additionally increased as a result of decreased payments to vendors, decreased bonus payments, and a slight increase in collections compared to the same period in 2006.

Cash flows from investing activities.   The increase in the cash used for investing activities primarily relate to the timing of purchases and maturities of marketable securities and our capital expenditures to support our growth.

Cash flows from financing activities.   The increased cash provided by financing activities primarily relate to a higher amount of option exercises by employees as a result of increase in the stock price during the quarter and significantly reduced stock repurchases under our stock repurchase program compared to the same period in fiscal 2006.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of January 31, 2007, we held an aggregate of $530.1 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $149.6 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

January 31, 2007	October 31, 2006	Dollar Change	% Change
(dollars in millions)
$141.1	$122.6	$18.5	15%

The increase in accounts receivable was primarily due to increased billings during the three months ended January 31, 2007. Days sales outstanding (DSO) was 46 days at January 31, 2007 and 39 days at October 31, 2006. Our accounts receivable and DSO are primarily driven by our billing and collections activities.

Net Working Capital

Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheet. As of January 31, 2007, our working capital was $149.0 million, compared to $23.4 million as of October 31, 2006. The increase in net working capital of $125.6 million was primarily due to (1) an increase of $46.4 million in cash and cash equivalents; (2) an increase in short-term investments of $60.6 million; (3) an increase in accounts receivable of $18.5 million; (4) an increase in prepaid and other assets of $6.0 million; (5) a decrease in income taxes payable of $7.4 million; and (6) a decrease of $66.1 million in accounts payable and other liabilities. This increase was partially offset by (1) a decrease of current deferred tax assets of $1.0 million; (2) a decrease in income taxes receivable of $1.1 million; and (3) an increase in deferred revenue of $77.3 million.

Other Commitments—Revolving Credit Facility

On October 20, 2006, we entered into a five-year, $300 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of its foreign subsidiaries. The facility replaces our previous $250 million senior unsecured credit facility, which was terminated effective October 20, 2006. The amount of the facility may be increased by up to an additional $150 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2007 we had no outstanding borrowings under this credit facility and were in compliance with all the covenants.

Subsequently, on February 13, 2007, the Company sold to a third party a parcel of land in San Jose, California.  The land was sold for $26.3 million, net of related fees.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Our exposure to market risk has not changed materially since October 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.   As of January 31, 2007 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2007, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Controls.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Synopsys v. Magma Design Automation, Inc.

In September 2004, Synopsys filed suit against Magma Design Automation, Inc. (Magma) in U.S. District Court for the Northern District of California alleging infringement by Magma of three patents. In April 2006, the parties proceeded to trial on the issue of ownership of these patents (the Ownership Trial). In December 2006, we filed a motion for a preliminary injunction to require Magma to withdraw its claim of ownership on the patents considered during the Ownership Trial. In January 2007, the court granted our motion and directed Magma to transfer record title to Synopsys. Also in January 2007, the court ruled that Synopsys is the sole owner of one of the patents in the litigation and that Synopsys and IBM are co-owners of the other two patents. A second trial (the Infringement Trial) will be required in order to determine the relief that should issue in connection with any infringement of our patents; however, the court has not yet scheduled the Infringement Trial.

In September 2005, we filed two additional actions against Magma. One of the actions, filed in the Superior Court of California and later removed to the U.S. District Court for the Northern District of California, alleges that Magma engaged in actions that constitute common law and statutory unfair business practices. In that action Magma filed a motion to dismiss, which remains under submission. In the remaining action, we asserted three patents against Magma in U.S. District Court for the District of Delaware. In its answer and counterclaims, Magma asserted patents against Synopsys and alleged that we have engaged in various practices that constitute antitrust violations and have violated various state laws. Magma seeks declaratory relief that the patents asserted by Synopsys are invalid or unenforceable. Magma also seeks an injunction prohibiting Synopsys from infringing the patents it has asserted, and seeks unspecified damages. Synopsys has filed an answer denying Magma’s allegations and asserting that the Magma patents at issue are either unenforceable or invalid. On February 21, 2007, the Court dismissed all antitrust and non-patent claims brought by Magma against Synopsys with prejudice based upon a stipulation by the parties. A trial on the remaining issues is scheduled for June 2007.

While Synopsys believes Magma’s claims in all actions are without merit and is vigorously contesting them, there can be no assurance that the final resolution of this matter will not have an adverse impact on Synopsys’ business.

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

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. We expect to begin the appeals process during 2007. However, final resolution of this matter could take a considerable time, possibly years. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposed IRS adjustments. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we determine our provision for this matter to be inadequate or are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition could be materially and adversely affected.

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

ITEM 1A. RISK FACTORS

Except as set forth below, the factors affecting our business, financial condition and results of operations are as set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

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

For example, in September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying misstatements and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Synopsys will be required to adopt the provisions of SAB 108 in fiscal 2007. Synopsys is currently evaluating the requirements of SAB 108 and the potential impact upon adoption. Historically, Synopsys has evaluated uncorrected differences utilizing the “rollover” approach. Although Synopsys believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, Synopsys expects that, due to the analysis required in SAB 108, certain historical uncorrected differences during fiscal 1999 through fiscal 2003 related to share-based compensation and fixed assets, will be corrected upon adoption and reflected in the opening retained earnings balance for fiscal 2007.

Synopsys received a letter dated February 5, 2007 from the Staff of the Division of Corporate Finance of the Securities and Exchange Commission with respect to our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2006. The Staff noted our disclosure related to Staff Accounting Bulletin No. 108, primarily certain share-based compensation errors disclosed in the Annual Report (Footnote 14: Effect of New Accounting Pronouncements — Staff Accounting Bulletin No. 108) and requested that we provide a materiality analysis under SAB 99 with respect to these errors, including both qualitative and quantitative factors. We have responded to the Staff’s comments and reiterated our position that the unbooked errors were immaterial. There can be no assurance that the SEC will not disagree with our conclusions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended January 31, 2007.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
October 29, 2006 through December 2, 2006	—	$—	—	$236,622,851
Month #2
December 3, 2006 through January 6, 2007	—	—	—	236,622,851
Month #3
January 7, 2007 through February 3, 2007	677,400	26.6751	677,400	218,553,150
Total	677,400	$26.6751	677,400	$218,553,150

(1) All months shown are Synopsys’ fiscal months.

All shares were purchased pursuant to a $500 million stock repurchase program approved by Synopsys’ Board of Directors on December 1, 2004. Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors.

The remaining information required by Item 2 is set forth in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements incorporated by reference here.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.41	Form of Fiscal 2007 Executive Incentive Plan(3)

10.42	Form of 2006 Employee Equity Incentive Plan Restricted Stock Unit Grant Notice and Award Agreement(3)

10.43	Fiscal 2006 Executive Incentive Plan(3)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.
(2)	Incorporated by reference to exhibit to Synopsys’ Current Report on Form 8-K filed with the Commission on September 12, 2006.
(3)	Incorporate by reference from exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

By:	/s/ Brian M. Beattie
Brian M. Beattie
Chief Financial Officer
(Principal Financial Officer)

Date: March 8, 2007

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.41	Form of Fiscal 2007 Executive Incentive Plan(3)

10.42	Form of 2006 Employee Equity Incentive Plan Restricted Stock Unit Grant Notice and Award Agreement(3)

10.43	Fiscal 2006 Executive Incentive Plan(3)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to exhibit to Synopsys’ Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003.
(2)	Incorporated by reference to exhibit to Synopsys’ Current Report on Form 8-K filed with the Commission on September 12, 2006.
(3)	Incorporate by reference from exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2006.