Form 10-K/A
period 2006-10-31
SYNOPSYS INC
filed 2007-03-12
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006
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

On December 31, 2006, 144,013,064 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYNOPSYS, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006

Explanatory Note to Form 10-K Amendment No. 1

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “Form 10-K”) of Synopsys, Inc. is being filed:

(a) to amend Item 11 of Part III of the Form 10-K to revise the last table under the caption “Named Executive Officer Compensation” to correct the amounts set forth in the columns of that table under the heading “Value of In-the-Money Options at October 31, 2006 Exercisable/Unexercisable” (the same table appearing in Synopsys’ Proxy Statement, filed with the Securities and Exchange Commission on February 20, 2007, is as set forth in this Amendment); and

(b) to amend Item 15 of Part III of the Form 10-K and the Exhibit Index to correct the footnote reference to Exhibit 3.2 Bylaws.

No other changes have been made to Items 11 and 13 and the Exhibit Index.

PART III

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

(4)             Mr. Logan was appointed Senior Vice President, Worldwide Sales on September 6, 2006.

The following table sets forth information regarding individual grants of options during fiscal 2006 to the named executive officers.

	Individual Grants
	Number of					Potential Realizable Value At
	Securities		Percent of			Assumed Annual Rates Of
	Underlying		Total Options	Exercise		Stock Price Appreciation For
	Options		Granted to	Prices	Expiration	Option Term($)(4)
Name	Granted		Employees(3)	($/Share)	Date	5%	10%
Aart J. de Geus	200,000	(1)	3.74%	$20.73	12/06/12	$1,687,838	$3,933,381
	90,000	(2)	1.69%	$20.73	12/06/12	$759,527	$1,770,021
Chi-Foon Chan	100,000	(1)	1.87%	$20.73	12/06/12	$843,919	$1,966,691
	60,000	(2)	1.12%	$20.73	12/06/12	$506,352	$1,180,014
Joseph W. Logan	13,000	(1)	0.24%	$21.10	12/02/12	$111,668	$260,233
	40,000	(1)	0.75%	$19.34	09/13/13	$314,933	$733,928
Deirdre Hanford	50,000	(1)	0.94%	$20.73	12/06/12	$421,960	$983,345
	30,000	(2)	0.56%	$20.73	12/06/12	$253,176	$590,007
Antun Domic	65,000	(1)	1.22%	$20.73	12/06/12	$548,547	$1,278,349
	40,000	(2)	0.75%	$20.73	12/06/12	$337,568	$786,676

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

			Number of Securities		Value of In-the-
			Underlying Unexercised		Money
	Shares		Options at		Options at
	Acquired		October 31, 2006		October 31, 2006(2)
	On	Value	Exercisable/		Exercisable/
Name	Exercise	Realized(1)	Unexercisable		Unexercisable
Aart J. de Geus	36,423	$273	3,253,119	348,258	$8,467,352	$ 684,790
Chi-Foon Chan	22,305	$187,567	2,126,597	214,342	$3,856,237	$429,322
Joseph W. Logan	—	—	35,184	67,607	$133,046	$227,802
Deirdre Hanford	30,000	$126,450	353,172	118,378	$625,167	$234,503
Antun Domic	—	—	407,350	149,417	$338,193	$300,510

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

Non-employee directors also receive equity compensation under the 2005 Non-Employee Directors Equity Incentive Plan (the 2005 Directors Plan). The 2005 Directors Plan provides for automatic grants to each non-employee member of our Board upon their initial appointment or election and upon their reelection each year. The award price per share is 100% of the fair market value of our common stock on the grant date. New non-employee directors receive a stock option for 30,000 shares, vesting in equal annual installments on the date preceding each of the first four annual meetings of stockholders following the grant date, assuming continued Board service through each vesting date. Continuing Board members receive either (1) an option grant (with the number of shares determined so that the aggregate “fair value” of the option, calculated using the option pricing model used to estimate the value of compensatory stock options in our financial statements, would equal the annual cash retainer then paid to non-employee Board members) or (2) a restricted stock grant (with the number of shares subject to the award determined so that the fair market value of the restricted stock grant on the date of grant would equal the annual cash retainer then paid to non-employee Board members). The option grant or restricted stock vests in a series of 36 successive equal monthly installments from the grant date, assuming continued Board membership through each vesting date. The Board elected to receive restricted stock for the 2006 and future grants and, as a result, in April 2006 Synopsys issued an aggregate of 5,752 shares of restricted stock to each non-employee director under the 2005 Directors Plan. The 2005 Directors Plan expires on the day immediately preceding our 2010 annual stockholders’ meeting.

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

2005 Non-Employee Directors Equity Incentive Plan

Our non-employee directors receive equity awards under our 2005 Directors Plan. In the event of a corporate transaction, as such term is defined in the 2005 Directors Plan, each outstanding stock option and restricted stock award will automatically accelerate in full unless the stock option or our reacquisition rights with respect to the restricted stock award are assumed by or assigned to the successor corporation or its parent corporation. In the event of a change in control, as such term is defined in the 2005 Directors Plan, each stock award under the 2005 Directors Plan will automatically vest as to all shares subject to the stock award immediately prior to the effective date of the change in control.

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

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

(1)         Financial Statements

The following documents are included as Part II, Item 8. of this Annual Report on Form 10-K:

(2)         Financial Statement Schedules

None.

(3)         Exhibits

See Item 15(b) below.

(b)          Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Restated Bylaws of Synopsys, Inc.(22)

4.1	Amended and Restated Preferred Shares Rights Agreement dated April 7, 2000(3)

4.3	Specimen Common Stock Certificate(4)

10.1	Form of Indemnification Agreement for directors and executive officers(5)

10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy(4)

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

(2)                                  Intentionally omitted.

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

SYNOPSYS, INC.

Date:	March 9, 2007	By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX TO FORM 10-K

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Restated Bylaws of Synopsys, Inc.(22)

4.1	Amended and Restated Preferred Shares Rights Agreement dated April 7, 2000(3)

4.3	Specimen Common Stock Certificate(4)

10.1	Form of Indemnification Agreement for directors and executive officers(5)

10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy(4)

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

(2)                                  Intentionally omitted.

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

(c)                                  Financial Statement Schedules

None.

EXHIBIT INDEX TO AMENDMENT NO. 1

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act