Form 10-Q
period 2007-04-30
SYNOPSYS INC
filed 2007-06-06
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

143,360,501 shares of Common Stock as of June 1, 2007

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
APRIL 30, 2007
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2007	October 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$461,074	$330,759
Short-term investments	306,463	241,963
Total cash, cash equivalents and short-term investments	767,537	572,722
Accounts receivable, net	166,850	122,584
Deferred income taxes	112,189	112,342
Income taxes receivable	41,539	42,538
Prepaid expenses and other current assets	32,982	44,304
Total current assets	1,121,097	894,490
Property and equipment, net	141,044	140,660
Goodwill	736,799	735,643
Intangible assets, net	81,130	106,144
Long-term deferred income taxes	191,551	206,254
Other assets	79,383	74,631
Total assets	$2,351,004	$2,157,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$173,156	$234,149
Accrued income taxes	184,284	191,349
Deferred revenue	540,003	445,598
Total current liabilities	897,443	871,096

Deferred compensation and other liabilities	73,476	69,889
Long-term deferred revenue	66,461	53,670
Total liabilities	1,037,380	994,655
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 144,737 and 140,568 shares outstanding, respectively	1,447	1,406
Capital in excess of par value	1,347,232	1,316,252
Retained earnings	226,606	170,743
Treasury stock, at cost: 12,485 and 16,619 shares, respectively	(255,831)	(312,753)
Accumulated other comprehensive loss	(5,830)	(12,481)
Total stockholders’ equity	1,313,624	1,163,167
Total liabilities and stockholders’ equity	$2,351,004	$2,157,822

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Revenue:
Time-based license	$243,096	$209,417	$494,702	$420,527
Upfront license	14,624	25,959	28,127	34,326
Maintenance and service	35,208	39,403	70,309	80,115
Total revenue	292,928	274,779	593,138	534,968
Cost of revenue:
License	34,657	32,582	70,177	62,639
Maintenance and service	15,550	16,904	31,696	33,477
Amortization of intangible assets	5,210	6,495	11,919	15,154
Total cost of revenue	55,417	55,981	113,792	111,270
Gross margin	237,511	218,798	479,346	423,698
Operating expenses:
Research and development	91,956	92,750	187,840	181,139
Sales and marketing	79,012	86,618	168,820	164,289
General and administrative	22,551	27,108	52,228	58,153
In-process research and development	—	—	—	800
Amortization of intangible assets	6,644	7,131	13,288	14,472
Total operating expenses	200,163	213,607	422,176	418,853
Operating income	37,348	5,191	57,170	4,845
Other income, net	19,668	3,952	27,602	7,324
Income before income taxes	57,016	9,143	84,772	12,169
Provision for income taxes	15,751	3,768	20,150	5,097
Net income	$41,265	$5,375	$64,622	$7,072

Net income per share:
Basic	$0.29	$0.04	$0.45	$0.05
Diluted	$0.28	$0.04	$0.43	$0.05

Shares used in computing per share amounts:
Basic	144,370	143,352	143,527	144,172
Diluted	149,783	146,010	148,782	146,491

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,622	$7,072
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	52,676	57,974
Share-based compensation	30,565	32,333
In-process research and development	—	800
Deferred income taxes	10,677	70
Provision for doubtful accounts	(330)	375
Net change in deferred gains and losses on cash flow hedges	2,990	(475)
Write-down of long-term investments	—	1,336
(Gain) on sale of land	(4,284)	—
(Gain) loss on sale of short and long-term investments	(1)	20
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(43,935)	(37,501)
Prepaid expenses and other current assets	(11,272)	(5,483)
Other assets	487	(6,905)
Accounts payable and accrued liabilities	(59,642)	(67,276)
Accrued income taxes	(4,592)	(4,374)
Deferred revenue	107,196	61,315
Deferred compensation and other liabilities	(926)	7,397
Net cash provided by operating activities	144,231	46,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(11,894)
Proceeds from sales and maturities of short-term investments	113,351	136,093
Purchases of short-term investments	(178,782)	(194,084)
Purchases of long-term investments	—	(1,539)
Purchases of property and equipment	(24,520)	(23,136)
Proceeds from sale of land	26,298	—
Capitalization of software development costs	(1,592)	(1,523)
Net cash used in investing activities	(65,245)	(96,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	130,240	38,428
Repurchases of common stock	(81,394)	(99,026)
Net cash provided by (used in) financing activities	48,846	(60,598)
Effect of exchange rate changes on cash and cash equivalents	2,483	498
Net increase (decrease) in cash and cash equivalents	130,315	(109,505)
Cash and cash equivalents, beginning of period	330,759	404,436
Cash and cash equivalents, end of period	$461,074	$294,931

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business

Synopsys, Inc. (Synopsys or the Company) is a provider of electronic design automation (EDA) software for semiconductor design companies. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides: (1) intellectual property (IP) and design services to simplify the design process and accelerate time-to-market for our customers; and (2) software and services that help customers prepare and optimize their designs for manufacturing.

Note 2.   Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2006 on file with the Commission.

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

Fiscal Year End.   The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s second fiscal quarter ended on May 5, 2007.  Fiscal 2007 is a 53-week fiscal year and as a result, the six months ended April 30, 2007 had 27 weeks.  Fiscal 2006 was a 52-week year. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards under SFAS 123(R). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and employee stock purchase plan (“ESPP”) is estimated by a combination of implied volatility for publicly traded options of the Company’s stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards is based on historical experience.

The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under the Company’s stock option plans and ESPP for the three and six months ended April 30, 2007 and 2006 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Options
Volatility	30.27% - 30.77%	41.77% - 42.39%	30.27% - 32.11%	41.7 - 43.47%
Expected term (years)	4.3	3.8	4.3	3.8
Risk-free interest rate	4.47% - 4.62%	4.6 - 4.91%	4.35% - 4.73%	4.29% - 4.91%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$8.50	$8.62	$8.57	$8.27

ESPP
Volatility	19.61% - 44.85%	21.62% - 40.33%	19.61% - 44.85%	21.62% - 51.54%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.58% - 5.09%	4.69% - 4.75%	3.58% - 5.09%	3.00% - 4.75%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$6.43	$7.96	$6.43	$6.87

During the first six months of fiscal 2007, 1.3 million restricted stock units were granted under the 2006 Employee Equity Incentive Plan (“Employee Plan”) with a weighted average grant date fair market value of $26.85 per share.  Restricted stock units are valued based on the closing price of the Company’s stock on the grant date.  In general, restricted stock units vest over four years and are subject to the employees’ continuing service to the Company.   Restricted stock units were granted as part of the Company’s new hire and annual incentive compensation program starting in fiscal 2007.  Each restricted stock unit granted reduces the number of shares available for future grant by 1.36 shares and each restricted stock unit canceled increases shares available for future grant by 1.36 shares under the Employee Plan.

As of April 30, 2007, there was $95.5 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.3 years. The intrinsic value of options exercised during three and six months ended April 30, 2007 were $14.9 million and $47.6 million, respectively. The intrinsic value of options exercised during three and six months ended April 30, 2006 were $4.4 million and $7.4 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statement of operations for these share-based compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Cost of license	$1,621	$1,330	$3,473	$2,949
Cost of maintenance and service	572	728	1,353	1,584
Research and development expense	5,875	6,385	10,602	14,535
Sales and marketing expense	3,645	3,722	9,311	8,432
General and administrative expense	2,636	1,737	5,826	4,833
Share-based compensation expense before taxes	14,349	13,902	30,565	32,333
Income tax benefit	(3,428)	(3,134)	(7,323)	(7,290)
Share-based compensation expense after taxes	$10,921	$10,768	$23,242	$25,043

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. Under SFAS 123(R), the Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in Financial Accounting Standards Board (“FASB”) Staff Position No. 123(R)-3. The Company has not recorded any excess tax benefits during fiscal years 2007 and 2006.

Note 4.   Stock Repurchase Program

The Company is authorized to purchase up to $500.0 million of its common stock under a stock repurchase program originally established by the Company’s Board of Directors (Board) in December 2004.  The Company repurchases shares to offset dilution caused by ongoing stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions. During the three and six months ended April 30, 2007, the Company purchased 2.4 million shares at an average price of $26.38 per share, and 3.1 million shares at an average price of $26.45 per share, respectively. During the three and six months ended April 30, 2006, the Company purchased 0.8 million shares at an average price of $21.57 per share, and 4.7 million shares at an average price of $21.04 per share, respectively. The aggregate purchase prices were $81.4 million and $99.0 million in the six months ended April 30, 2007 and 2006, respectively. During the three and six months ended April 30, 2007, approximately 2.8 million and 7.2 million shares were reissued respectively, for employee share-based compensation requirements. During the three and six months ended April 30, 2006, approximately 0.6 million and 1.3 million shares were reissued, respectively, for employee share-based compensation requirements. On March 22, 2007 the Board replenished the stock repurchase program to $500.0 million. As of April 30, 2007, $500.0 million remained available for further purchases under the program.

Note 5.            Goodwill and Intangible Assets

Goodwill as of April 30, 2007 consisted of the following:

(in thousands)
Balance at October 31, 2006	$735,643
Adjustments(1)	1,156
Balance at April 30, 2007	$736,799

(1)             Income tax related adjustments of $1.5 million offset by adjustments related to a reduction of merger costs of $0.4 million for prior acquisitions.

Intangible assets as of April 30, 2007 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Customer relationships	$142,440	$106,538	$35,902
Core/developed technology	327,411	290,565	36,846
Contract rights intangible	66,070	64,045	2,025
Other intangibles	8,883	7,556	1,327
Covenants not to compete	12,944	12,063	881
Trademarks and tradenames	18,207	18,037	170
Capitalized software development costs	15,947	11,968	3,979
Total	$591,902	$510,772	$81,130

Intangible assets as of October 31, 2006 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Customer relationships	$142,440	$94,270	$48,170
Core/developed technology	327,411	280,725	46,686
Contract rights intangible	66,070	63,012	3,058
Other intangibles	8,883	6,076	2,807
Covenants not to compete	12,944	11,498	1,446
Trademarks and tradenames	18,207	18,017	190
Capitalized software development costs	14,113	10,326	3,787
Total	$590,068	$483,924	$106,144

Total amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Customer relationships	$6,134	$6,040	$12,268	$11,972
Core/developed technology	4,170	5,434	9,840	12,948
Contract rights intangible	517	533	1,033	1,448
Other intangibles	740	766	1,480	1,544
Covenants not to compete	283	835	565	1,669
Trademarks and tradenames	10	17	20	1,434
Capitalized software development costs(1)	832	721	1,642	43
Total	$12,686	$14,346	$26,848	$31,058

(1)             Amortization of capitalized software development costs is included in cost of license in the condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Fiscal Years:
Remainder of 2007	$24,832
2008	33,488
2009	15,790
2010	4,753
2011	1,750
Thereafter	517
Total	$81,130

Note 6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	April 30, 2007	October 31, 2006
	(in thousands)
Payroll and related benefits	$108,368	$159,823
Acquisition related costs	1,194	2,388
Other accrued liabilities	56,999	56,933
Accounts payable	6,595	15,005
Total	$173,156	$234,149

Note 7.   Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The facility replaces the Company’s previous $250.0 million senior unsecured credit facility, which was terminated effective October 20, 2006. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of April 30, 2007, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8.   Comprehensive Income

The following table sets forth the components of comprehensive income, net of tax:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$41,265	$5,375	$64,622	$7,072
Unrealized gains (loss) on investments, net of tax of ($111) and ($49), for three and six months ended April 30, 2007, respectively, and of $316 and $120 for each of the same periods in fiscal 2006, respectively.	165	(657)	73	(342)
Deferred gains (losses) on cash flow hedges, net of tax of ($37) and ($507), for three and six months ended April 30, 2007, respectively, and of ($17) and $390 for each of the same periods in fiscal 2006, respectively.	1,648	57	2,483	(304)
Reclassification adjustment on deferred losses (gains) on cash flow hedges, net of tax of ($64) and ($165), for three and six months ended April 30, 2007, respectively, and of $59 and ($492) for each of the same periods in fiscal 2006, respectively.	118	(194)	295	294
Foreign currency translation adjustment	3,286	183	3,800	1,083
Total	$46,482	$4,764	$71,273	$7,803

Note 9.   Net Income per Share

In accordance with SFAS No. 128, Earnings per Share (SFAS 128), the Company computes basic income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

Diluted net income per share excludes 6.3 million and 19.7 million of anti-dilutive options and unvested restricted stock units and awards for the three months ended April 30, 2007 and 2006, respectively; and 8.9 million and 23.4 million of anti-dilutive options and unvested restricted stock units and awards for the six months ended April 30, 2007 and 2006, respectively. While these options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Weighted-average common shares for basic net income per share	144,370	143,352	143,527	144,172
Dilutive effect of common share equivalents from equity-based compensation	5,413	2,658	5,255	2,319
Weighted-average common shares for diluted net income per share	149,783	146,010	148,782	146,491

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

Revenue and property and equipment, net related to operations in the United States and other geographic areas were:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Revenue:
United States	$147,839	$139,819	$295,801	$273,158
Europe	45,121	42,140	93,281	83,694
Japan	46,027	49,055	96,590	90,949
Asia-Pacific and other	53,941	43,765	107,466	87,167
Consolidated	$292,928	$274,779	$593,138	$534,968

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

For management reporting purposes, the Company organizes its products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property (IP), Design for Manufacturing, and Professional Services and Other. The Company includes revenue from companies or products the Company has acquired during a period from the acquisition date through the end of the relevant periods. The following table summarizes the revenue attributable to these groups:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Revenue:
Galaxy Design Platform	$143,358	$141,296	$294,486	$284,174
Discovery Verification Platform	76,011	64,021	154,324	125,479
Intellectual Property	24,955	20,878	48,338	37,707
Design for Manufacturing	32,901	34,129	66,997	60,886
Professional Services & Other	15,703	14,455	28,993	26,722
Consolidated	$292,928	$274,779	$593,138	$534,968

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three and six months ended April 30, 2007 and 2006.

Note 11. Other Income, net

The following table presents the components of other income, net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in thousands)
Interest income, net	$5,897	$3,346	$10,806	$6,344
Income on assets related to executive deferred compensation plan	1,306	2,621	4,634	3,970
Other (1)	12,465	(2,015)	12,162	(2,990)
Total	$19,668	$3,952	$27,602	$7,324

(1)          Includes litigation settlement of $12.5 million in the three and six months ended April 30, 2007.  See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements.

Note 12.   Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three months and six months ended April 30, 2007 and 2006:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(dollars in thousands)

Income before income taxes	$57,016	$9,143	$84,772	$12,169
Provision for income tax	$15,751	$3,768	$20,150	$5,097
Effective tax rate	27.6%	41.2%	23.8%	41.9%

The effective tax rate decreased in the three and six months ended April 30, 2007, as compared to the same periods in fiscal 2006, primarily due to a reduction in foreign withholding tax liabilities, the benefit of a new exception to current U.S. taxation of certain foreign intercompany income and the extension of the federal research and development tax credit.  In addition, the first quarter provision was also reduced by a non-recurring benefit of $1.8 million due to the reenactment of the federal research and development credit retroactive to January 1, 2006.

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

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. The appeals process commenced during the second quarter of fiscal 2007. However, final resolution of this matter could take a considerable time. The Company strongly believes the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to these proposed IRS adjustments. Accordingly, the Company will continue to challenge these proposed adjustments vigorously. While it believes the IRS’ asserted adjustments are not supported by applicable law, the Company believes it is probable it will be required to make additional payments in order to resolve this matter. However, based on the Company’s analysis to date, the Company believes it has adequately provided for this matter. If the Company determines its provision for this matter to be inadequate or the Company is required to pay a significant amount of additional U.S. taxes and applicable interest in excess of its provision for this matter, its results of operations and financial condition could be materially and adversely affected.

In the third quarter of fiscal year 2006, the IRS started an examination of the Company’s federal income tax returns for the fiscal years 2002 through 2004. As of April 30, 2007, the examination is still in progress and no adjustments have been proposed by the IRS which would require an adjustment to the tax provision.

Note 13.   Contingencies

Synopsys v. Magma Design Automation, Inc.

In September 2004, Synopsys filed suit against Magma Design Automation, Inc. (“Magma”) in U.S. District Court for the Northern District of California alleging infringement by Magma of three patents. In April 2006, the parties proceeded to trial on the issue of ownership of these patents. In December 2006, the Company filed a motion for a preliminary injunction to require Magma to withdraw its claim of ownership on the patents considered during the trial. In January 2007, the court granted our motion and directed Magma to transfer record title to Synopsys. Also in January 2007, the court ruled that Synopsys is the sole owner of one of the patents in the litigation and that Synopsys and IBM are co-owners of the other two patents.

In September 2005, the Company filed two additional actions against Magma. One of the actions, filed in the Superior Court of California and later removed to the U.S. District Court for the Northern District of California, alleged that Magma engaged in actions that constituted common law and statutory unfair business practices. In the remaining action, the Company asserted three patents against Magma in U.S. District Court for the District of Delaware. In its answer and counterclaims, Magma asserted patents against Synopsys and alleged that the Company had engaged in various practices that constitute antitrust violations and had violated various state laws. Magma sought declaratory relief that the patents asserted by Synopsys were invalid or unenforceable. Magma also sought an injunction prohibiting Synopsys from infringing the patents it had asserted, and sought  unspecified damages. Synopsys filed an answer denying Magma’s allegations and asserting that the Magma patents at issue were either unenforceable or invalid. On February 21, 2007, the Court dismissed all antitrust and non-patent claims brought by Magma against Synopsys with prejudice based upon a stipulation by the parties.

On March 29, 2007, the parties agreed to settle all outstanding litigation between them and all such actions have been dismissed with prejudice.  As part of the settlement, Magma paid Synopsys an aggregate of $12.5 million and the Company has recorded this amount in other income, net in the unaudited condensed consolidated statement of operations.

See also the disclosure in Note 12 above regarding the IRS Revenue Agent’s Report.

Note 14.   Effect of New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying misstatements and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company will be required to adopt the provisions of SAB 108 by the end of fiscal 2007. The Company is currently evaluating the requirements of SAB 108 and the potential impact upon adoption. Historically, the Company has evaluated uncorrected differences utilizing the “rollover” approach. Although the Company believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, the Company expects that, due to the analysis required in SAB 108, certain historical uncorrected differences during fiscal 1999 through fiscal 2004 related to share-based compensation and fixed assets, will be corrected upon adoption.

The Company has not yet completed its analysis of SAB 108; however, it estimates that the historical uncorrected differences related to fiscal 1999 through fiscal 2004 will be approximately $11 to $15 million. However, the Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual adjustment could be higher or lower than the estimate as a result of quantification of known immaterial errors or identification of additional immaterial errors.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  In May 2007, the FASB issued staff position No. FIN 48-1 (“FSP FIN 48-1”), Definition of Settlement in FASB Interpretation No. 48 which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. The provisions are effective for the Company beginning in the first quarter of fiscal year 2008.  The Company has not determined the impact this interpretation will have on the Company’s consolidated financial position and  results of operations in fiscal year 2008.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 expands the use of fair value measurement to report all financial instruments at fair value.  Its objective is to improve financial reporting by allowing entities to use fair value measurement for financial instruments in periods subsequent to adoption without using the complex hedging-accounting provisions.  Under SFAS 159, entities may measure specified financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings at each subsequent reporting period.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, SFAS 159 may have on the Company’s result in its consolidated financial position and results of operations.

For the effect of the recent accounting pronouncements, references are made to Note 14 of Notes To Consolidated Financial Statements contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following overview of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 2. The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2006 as filed with the SEC on January 11, 2007 have not substantively changed, except as set forth in Part II, Item 1A below.

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

Financial Performance for the Three Months Ended April 30, 2007

•              Total revenue was $292.9 million, up 7% from $274.8 million in the second quarter of fiscal 2006, primarily reflecting our fourth quarter fiscal 2004 license model shift, as increasing ratable license orders in prior periods contribute to increased time-based revenue in later periods.

•              Time-based license revenue was $243.1 million, up 16% from $209.4 million in the second quarter of fiscal 2006, as increasing prior period ratable license orders contribute to increased time-based revenue in later periods.

•              Upfront license revenue was $14.6 million, down 44% from $26.0 million in the second quarter of fiscal 2006, reflecting fluctuation in customer license type requirements.

•              We derived approximately 94% of our software license revenue from time-based licenses and 6% from upfront license revenue in the current quarter, versus 89% and 11%, respectively, in the same quarter last year, reflecting our highly ratable license model.

•              Maintenance revenue was $17.5 million, down 34% from $26.4 million in the second quarter of fiscal 2006, resulting primarily from the shift to a more ratable license model (which reduces new maintenance orders because maintenance is included with time-based licenses and not billed separately) and, to a lesser extent, by non-renewal of maintenance by some of our existing perpetual license customers. Professional services and other revenue, at $17.7 million in the second quarter of fiscal 2007, increased 36% from $13.0 million in the same period of fiscal 2006 due to the timing of customer acceptance of services performed under ongoing contracts and continued full utilization of our services capacity.

•              Net income was $41.3 million compared to $5.4 million in the second quarter of fiscal 2006, primarily due to increased revenue, improved operating margin and a non-recurring gain from a litigation settlement and sale of land.

•              We repurchased approximately 2.4 million shares of our common stock at an average price of $26.38 per share for approximately $63.3 million.

•              Net cash provided by operations increased 209% from $46.7 million in the six months ended April 30, 2006 to $144.2 million in the six months ended April 30, 2007 as a result of decreased vendor payments and higher collections.

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

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding our results of operations, are:

•              Revenue recognition;

•              Valuation of share-based compensation;

•              Valuation of intangible assets; and

•              Income taxes.

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

•       Term Licenses.   We recognize the term license fee in full upon shipment of the software if payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the statement of operations. For term licenses in which less than 75% of the term license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable. This revenue is reported as “time-based license revenue” in the statement of operations.

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

In addition, we recognize revenue from maintenance fees associated with term and perpetual licenses ratably over the maintenance period and recognize revenue from professional service and training fees as these services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the statement of operations.

Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). VSOE for each element is based on the price charged when the element is sold separately.

We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, if all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, we recognize revenue from maintenance ratably over the maintenance term, and we recognize revenue from professional services as the related services are performed and accepted. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for the software or services is fixed or determinable, and (4) collectibility of the full license or service fee is probable. All four of these criteria must be met in order for us to recognize revenue with respect to a particular arrangement. We apply these revenue recognition criteria as follows.

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

Valuation of Share-Based Compensation.   Effective November 1, 2005, we adopted the provisions of SFAS 123(R) using the modified prospective method. SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments, such as stock options, stock purchase rights, restricted stock or restricted stock units, for goods or services, such as the services of the entity’s employees. SFAS 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that these transactions be accounted for using a fair-value based method. Accordingly, we measure share-based compensation cost at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line attribution method. The measurement of share-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk-free interest rate and award cancellation rate. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining share-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining future share-based compensation costs. Any of these changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

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

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service revenue for the period. We derive time-based license revenue in any quarter almost entirely from TSL orders received and delivered in prior quarters. We derive upfront license revenue directly from upfront license orders booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue almost entirely from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are ordered.

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

Total Revenue

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$292.9	$274.8	$18.1	7%
Six months ended	$593.1	$535.0	$58.1	11%

Time-Based License Revenue

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$243.1	$209.4	$33.7	16%
Percentage of total revenue	83%	76%
Six months ended	$494.7	$420.5	$74.2	18%
Percentage of total revenue	83%	79%

The increase in total revenue and time-based revenue for the three and six months ended April 30, 2007 compared to the same periods of fiscal 2006 was primarily due to (1) the change in the fourth quarter of fiscal 2004 in our license model to a highly ratable model under which ratable license orders in prior periods continue to contribute to time-based license revenue in later periods, (2) increasing bookings of time-based licenses in prior periods continuing to contribute revenue over their license term in current periods, and (3) the fact that the first quarter of fiscal 2007 had 14 weeks compared to 13 weeks in the same quarter of fiscal 2006, resulting in one week’s additional ratable revenue being recognized in the six month period (the remaining two quarters in fiscal 2007 are 13 week quarters).

Upfront License Revenue

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$14.6	$26.0	$(11.4)	(44)%
Percentage of total revenue	5%	9%
Six months ended	$28.1	$34.3	$(6.2)	(18)%
Percentage of total revenue	5%	6%

The decrease in upfront license revenue was due primarily to changes in customer license type requirements in the quarter and our continued shift to our highly ratable model.

Maintenance and Services Revenue

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended
Maintenance revenue	$17.5	$26.4	$(8.9)	(34)%
Professional services and other revenue	17.7	13.0	4.7	36%
Total maintenance and services revenue	$35.2	$39.4	$(4.2)	(11)%
Percentage of total revenue	12%	14%
Six months ended
Maintenance revenue	$37.8	$55.6	$(17.8)	(32)%
Professional services and other revenue	32.5	24.5	8.0	33%
Total maintenance and services revenue	$70.3	$80.1	$(9.8)	(12)%
Percentage of total revenue	12%	15%

Our maintenance revenue has declined primarily due to (1) our continued shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue and (2) non-renewal of maintenance by certain customers on perpetual or other upfront licenses. With our license model shift, we expect progressively more of our maintenance revenue to be included in TSL revenue, and therefore for our separately recognized maintenance revenue to continue to decline. In addition, some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would also adversely affect future maintenance revenue.

Professional services and other revenue increased in the three and six months ended April 30, 2007 compared to the same periods in fiscal 2006 due principally to timing of customer acceptance of services performed under ongoing contracts.

Events Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.   During the six months ended April 30, 2007 and 2006, respectively, we temporarily shut down our operations in North America for three days as a cost-saving measure, resulting in savings as follows (there were no shutdowns during the three months ended April 30, 2007 and 2006, respectively):

	Six Months Ended April 30,
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

53 Week Fiscal Year.   Fiscal 2007 is a 53 week fiscal year.  The six months ended April 30, 2007 had 27 weeks, increasing cost of revenues and operating expenses in the period compared to a typical 26 week period.

Cost of Revenue

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended
Cost of license revenue	$34.7	$32.6	$2.1	6%
Cost of maintenance and service revenue	15.5	16.9	(1.4)	(8)%
Amortization of intangible assets	5.2	6.5	(1.3)	(20)%
Total	$55.4	$56.0	$(0.6)	(1)%
Percentage of total revenue	19%	20%
Six months ended
Cost of license revenue	$70.2	$62.6	$7.6	12%
Cost of maintenance and service revenue	31.7	33.5	(1.8)	(5)%
Amortization of intangible assets	11.9	15.2	(3.3)	(22)%
Total	$113.8	$111.3	$2.5	2%
Percentage of total revenue	19%	21%

We divide cost of revenue into three categories: cost of license revenue; cost of maintenance and service revenue; and amortization of intangible assets. Expenses directly associated with providing consulting and training have been segregated from costs of revenue associated with internal functions which provide license delivery and post-customer contract support services. These group costs are then allocated by management between cost of license revenue and cost of maintenance and service revenue based on license and service revenue reported during the quarter.

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

The decreases in total cost of revenue for the three months ended April 30, 2007 are primarily due to a decrease of $1.3 million in amortization of intangible assets as a result of intangible assets acquired in prior years becoming fully amortized, partially offset by an increase of $1.6 million in compensation and employee benefits due to increased personnel costs as a result of the acquisition of Sigma-C Software AG (“Sigma-C) during the last quarter of fiscal 2006. Additionally, there was a reduction in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses.

The increases in total cost of revenue for the six months ended April 30, 2007 are primarily due to an increase of $5.6 million in compensation and employee benefits due to our increased personnel costs as a result of the acquisition of Sigma-C during the last quarter of fiscal 2006 and as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006, partially offset by a decrease of $3.3 million in amortization of intangible assets as a result of intangible assets acquired in prior years becoming fully amortized. Additionally, there was a reduction in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses.

Operating Expenses

Research and Development

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$92.0	$92.8	$(0.8)	(1)%
Percentage of total revenue	31%	34%
Six months ended	$187.8	$181.1	$6.7	4%
Percentage of total revenue	32%	34%

For the three months ended April 30, 2007, the decrease was primarily due to a reduction of $1.5 million in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses. Additionally, there were decreases in share-based compensation expense and expenses related to depreciation, travel, entertainment and communications.  These decreases were partially offset by an increase of $2.9 million in research and development personnel and related costs resulting from acquisitions in fiscal 2006.

For the six months ended April 30, 2007, the increase was primarily due to an increase of $14.5 million in research and development personnel and related costs resulting from acquisitions in fiscal 2006 and as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006. This increase was partially offset by (1) a decrease of $4.2 million in share-based compensation expense, (2) a decrease of $1.3 million in expenses for travel, entertainment and communications and (3) a reduction of $1.4 million in human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses.

Sales and Marketing

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$79.0	$86.6	$(7.6)	(9)%
Percentage of total revenue	27%	32%
Six months ended	$168.8	$164.3	$4.5	3%
Percentage of total revenue	28%	31%

For the three months ended April 30, 2007, the decrease was primarily due to (1) a decrease of $6.1 million in variable compensation as a result of decreased shipments as compared to the same quarter in fiscal 2006 and (2) a reduction of $1.6 million in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses; partially offset by an increase of $2.0 million in overall sales and marketing personnel related costs compared to the same period of fiscal 2006. Additionally, there was decrease in share-based compensation expense, and marketing and communication expenses for the three` months ended April 30, 2007 as compared to the same period in fiscal 2006.

For the six months ended April 30, 2007, the increase was primarily due to (1) an increase of $6.5 million in sales and marketing personnel related costs primarily as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006, (2) an increase of $1.2 million for costs related to sales meetings. This increase was partially offset by a reduction of $2.3 million in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses. Additionally there was an increase in share-based compensation expense for the six months ended April 30, 2007 as compared to the same period in fiscal 2006.

General and Administrative

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$22.6	$27.1	$(4.5)	(17)%
Percentage of total revenue	8%	10%
Six months ended	$52.2	$58.2	$(6.0)	(10)%
Percentage of total revenue	9%	11%

For the three months ended April 30, 2007, the decrease was primarily due to (1) a decrease of $1.2 million related to savings associated with a reduction in general and administrative personnel in prior periods, (2) a decrease of $1.2 million in depreciation expense, (3) a decrease of $1.1 million in telecommunication and networking expenses, and (4) a gain of $4.3 million net of related expenses for a land sale completed during the quarter being recorded under this line. Additionally, there were decreases in expenses related to consultants, professional services for litigation, Sarbanes-Oxley compliance, tax and audit matters, a decrease in share-based compensation expense, and a reduction in bad debt reserve.

For the six months ended April 30, 2007, the decrease was primarily due to (1) a decrease of $1.4 million in depreciation expense, (2) a decrease of $1.2 million in telecommunication and networking expenses, (3) a decrease of $2.6 million in employee training, recruiting and other related costs, and (4) a gain of $4.3 million, net of related expenses, for a land sale completed during the current quarter recorded under this line. Additionally, there were decreases in expenses related to consultants, professional services for litigation, Sarbanes-Oxley compliance, tax and audit matters, share-based compensation and a reduction in bad debt reserve.  This decrease was partially offset by additional expenses as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006.

Amortization of Intangible Assets.

Amortization of intangible assets includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three months ended April 30, 2007.  Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$5.2	$6.5	$(1.3)	(20)%
Included in operating expenses	6.6	7.1	(0.5)	(7)%
Total	$11.8	$13.6	$(1.8)	(13)%
Percentage of total revenue	4%	5%
Six months ended
Included in cost of revenue	$11.9	$15.2	$(3.3)	(22)%
Included in operating expenses	13.3	14.5	(1.2)	(8)%
Total	$25.2	$29.7	$(4.5)	(15)%
Percentage of total revenue	4%	6%

For the three and six months ended April 30, 2007, the decrease in amortization of intangible assets is primarily due to certain intangible assets acquired in prior years becoming fully amortized in fiscal year 2006. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income, net

	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended
Interest income, net	$5.9	$3.3	$2.6	79%
Income on assets related to executive deferred compensation plan	1.3	2.6	(1.3)	(50)%
Other	12.5	(1.9)	14.4	758%
Total	$19.7	$4.0	$15.7	393%
Six months ended
Interest income, net	$10.8	$6.3	$4.5	71%
Income on assets related to executive deferred compensation plan	4.6	3.9	0.7	18%
Other	12.2	(2.9)	15.1	521%
Total	$27.6	$7.3	$20.3	278%

Other income, net increased $15.7 million and $20.3 million in the three and six months ended April 30, 2007, compared to the same periods in fiscal 2006 primarily due to a $12.5 million litigation settlement payment from Magma Design Automation, Inc.

Income Tax Rate

Effective Tax Rate

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended April 30, 2007 and 2006:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(dollars in millions)
Income before income taxes	$57.0	$9.1	$84.8	$12.2
Provision for income tax	$15.8	$3.8	$20.2	$5.1
Effective tax rate	27.6%	41.2%	23.8%	41.9%

The effective tax rate decreased in the three and six months ended April 30, 2007, as compared to the same periods in fiscal 2006, primarily due to a reduction in foreign withholding tax liabilities, the benefit of a new exception to current U.S. taxation of certain foreign intercompany income and the extension of the federal research and development tax credit.  In addition, the first quarter provision was also reduced by a non-recurring benefit of $1.8 million due to the reenactment of the federal research and development credit retroactive to January 1, 2006.

IRS Revenue Agent’s Report.   On June 8, 2005, we received a Revenue Agent’s Report (“RAR”) in which the Internal Revenue Service (“IRS”) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate, which adjusts quarterly. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. The proposed adjustment for fiscal years 2000 and 2001 is the total amount relating to these transactions asserted under the IRS theories.

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. The appeals process began during the second quarter of fiscal 2007. However, final resolution of this matter could take a considerable time. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that Synopsys thus has meritorious defenses to these proposed IRS adjustments. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we determine our provision for this matter to be inadequate or we are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition could be materially and adversely affected.

In the third quarter of 2006, the IRS started an examination of our federal income tax returns for the years 2002 through 2004. As of April 30, 2007, the examination is still in progress, and no adjustments had been proposed by the IRS which would require an adjustment to the tax provision.

Effect of New Accounting Pronouncements

Please see Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of the effect of new accounting pronouncements on Synopsys.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2007.

Cash and Cash Equivalents and Short-Term Investments

	April 30, 2007	October 31, 2006	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$461.1	$330.7	$130.4	39%
Short-term investments	306.4	242.0	64.4	27%
Total	$767.5	$572.7	$194.8	34%

During the six months ended April 30, 2007, our primary sources and uses of cash consisted of (1) cash provided by operating activities of $144.2 million, (2) proceeds from issuance of common stock to employees of $130.2 million, (3) proceeds from sales and maturities of short-term investments of $113.4 million, (4) proceeds from sale of land of $26.3 million, (5) repurchases of common stock of $81.4 million, (6) purchases of investments of $178.8 million, and (7) purchases of plant and equipment of $24.5 million.

Cash Flows

	Six Months Ended
	April 30,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Cash provided by operations	$144.2	$46.7	$97.5	209%
Cash used in investing activities	$(65.2)	$(96.1)	$30.9	32%
Cash provided by (used in) financing activities	$48.8	$(60.6)	$109.4	181%

Cash provided by operating activities. Cash provided by operations is dependent primarily upon the payment terms of our license agreements. For an upfront license, we require that 75% of the license fee be paid within the first year. Conversely, payment terms for time-based licenses are generally extended; typically the license fee is paid either quarterly or annually in even increments over the term of the license. Accordingly, we generally receive cash from upfront licenses much sooner than for time-based licenses.

Cash payments provided by operating activities increased primarily due to an increase in collections, a litigation settlement of $12.5 million received from Magma and decreased payments to vendors due to timing of payments compared to the same period in 2006. See Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for details of the litigation settlement.

Cash used in investing activities.   The decrease in cash used primarily relates to cash received for sale of land in San Jose for $26.3 million, net of related fees, the timing of purchases and maturities of marketable securities, and our capital expenditures to support our growth.

Cash provided by (used in) financing activities.   The increase in cash provided primarily relates to a higher amount of option exercises by employees and significantly reduced stock repurchases under our stock repurchase program compared to the same period in fiscal 2006.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of April 30, 2007, we held an aggregate of $584.0 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $183.5 million in foreign accounts.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

April 30, 2007	October 31, 2006	Dollar Change	% Change
(dollars in millions)
$166.9	$122.6	$44.3	36%

Our accounts receivable and Days Sales Outstanding (“DSO”) are primarily driven by our billing and collections activities. Our DSO was 52 days at April 30, 2007 and 39 days at October 31, 2006.  The increase in accounts receivable and DSO primarily relates to increased billings that occurred late in the second quarter with subsequent period payment terms.

Net Working Capital

Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of April 30, 2007, our net working capital was $223.7 million, compared to $23.4 million as of October 31, 2006. The increase of $200.3 million was primarily due to (1) an increase of $130.3 million in cash and cash equivalents including proceeds from sale of land and the Magma litigation settlement; (2) an increase in short-term investments of $64.5 million; (3) an increase in accounts receivable of $44.3 million; (4) a decrease in income taxes payable of $7.0 million; and (5) a decrease of $61.0 million in accounts payable and other liabilities. This increase was partially offset by (1) a decrease of current deferred tax assets of $0.1 million; (2) a decrease in income taxes receivable of $1.0 million; (3) a decrease in prepaid and other current assets; and (4) an increase in deferred revenue of $94.4 million.

Other Sources of Liquidity and Commitments—Revolving Credit Facility

We have cash available through a $300.0 million credit facility.  As of April 30, 2007, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.  See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of our revolving credit facility.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Our exposure to market risk has not changed materially since the dates set forth in Item 7A of the Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.   As of April 30, 2007 (the “Evaluation Date”), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2007, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Controls.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Synopsys v. Magma Design Automation, Inc.

In September 2004, Synopsys filed suit against Magma in U.S. District Court for the Northern District of California alleging infringement by Magma of three patents. In April 2006, the parties proceeded to trial on the issue of ownership of these patents. In December 2006, we filed a motion for a preliminary injunction to require Magma to withdraw its claim of ownership on the patents considered during the trial. In January 2007, the court granted our motion and directed Magma to transfer record title to Synopsys. Also in January 2007, the court ruled that Synopsys is the sole owner of one of the patents in the litigation and that Synopsys and IBM are co-owners of the other two patents.

In September 2005, we filed two additional actions against Magma. One of the actions, filed in the Superior Court of California and later removed to the U.S. District Court for the Northern District of California, alleged that Magma engaged in actions that constituted common law and statutory unfair business practices. In the remaining action, we asserted three patents against Magma in U.S. District Court for the District of Delaware. In its answer and counterclaims, Magma asserted patents against Synopsys and alleged that we had engaged in various practices that constitute antitrust violations and had violated various state laws. Magma sought declaratory relief that the patents asserted by Synopsys were invalid or unenforceable. Magma also sought an injunction prohibiting Synopsys from infringing the patents it had asserted, and sought  unspecified damages. Synopsys filed an answer denying Magma’s allegations and asserting that the Magma patents at issue were either unenforceable or invalid. On February 21, 2007, the Court dismissed all antitrust and non-patent claims brought by Magma against Synopsys with prejudice based upon a stipulation by the parties.

On March 29, 2007, the parties agreed to settle all outstanding litigation between them and all such actions have been dismissed with prejudice. As part of the settlement, Magma paid Synopsys an aggregate of $12.5 million.

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

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. We began the appeals process during the second quarter of fiscal 2007. However, final resolution of this matter could take a considerable time. We strongly believe the proposed IRS adjustments and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to these proposed IRS adjustments. Accordingly, we will continue to challenge these proposed adjustments vigorously. While we believe the IRS’ asserted adjustments are not supported by applicable law, we believe it is probable we will be required to make additional payments in order to resolve this matter. However, based on our analysis to date, we believe we have adequately provided for this matter. If we determine our provision for this matter to be inadequate or are required to pay a significant amount of additional U.S. taxes and applicable interest in excess of our provision for this matter, our results of operations and financial condition could be materially and adversely affected.

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

For example, in September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying misstatements and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Synopsys will be required to adopt the provisions of SAB 108 by the end of fiscal 2007. Synopsys is currently evaluating the requirements of SAB 108 and the potential impact upon adoption. Historically, Synopsys has evaluated uncorrected differences utilizing the “rollover” approach. Although Synopsys believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, Synopsys expects that, due to the analysis required in SAB 108, certain historical uncorrected differences during fiscal 1999 through fiscal 2003 related to share-based compensation and fixed assets, will be corrected upon adoption.

We have not yet completed our analysis of SAB 108; however, we estimate that the historical uncorrected differences related to fiscal 1999 through fiscal 2004 will be approximately $11 to $15 million. However, we are continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual adjustment could be higher or lower than the estimate as a result of quantification of known immaterial errors or identification of additional immaterial errors.

We received a letter dated February 5, 2007 from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2006. The Staff noted our disclosure related to the planned adoption of Staff Accounting Bulletin No. 108, and in particular, that we expect that certain historical uncorrected differences related to share-based compensation would be corrected upon adoption of SAB 108, and requested that we provide a materiality analysis under SAB 99 with respect to these errors, including both qualitative and quantitative factors. We have responded to the Staff’s comments and reiterated our position that the unbooked errors were immaterial. We received a follow-up letter on April 11, 2007 and have responded to the Staff’s comments. There can be no assurance that the SEC will not disagree with our conclusions.

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income. An adverse outcome of this examination could have a material adverse effect on our results of operations and financial condition.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2000 and 2001, on June 8, 2005, we received a Revenue Agent’s Report in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. Interest accrues on the amount of any deficiency finally determined until paid, and compounds daily at the federal underpayment rate, which adjusts quarterly. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We have filed a protest to the proposed deficiency with the IRS and the matter is currently under appeal with the IRS. We began the appeals process during our second quarter of fiscal 2007. However, final resolution of this matter could take a considerable time, possibly years.

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

Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe on a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously defend against it.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended April 30, 2007.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
February 4, 2007 through March 10, 2007	642,960	$26.3318	642,960	$201,622,864
Month #2
March 11, 2007 through April 7, 2007	1,757,425	26.3991	1,757,425	500,000,000
Month #3
April 8, 2007 through May 5, 2007	—	—	—	500,000,000
Total	2,400,385	$26.3811	2,400,385	$500,000,000

(1) All months shown are Synopsys’ fiscal months.

All shares were purchased pursuant to a $500 million stock repurchase program approved by Synopsys’ Board of Directors on December 1, 2004 which was replenished to $500 million on March 22, 2007. Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors.

The remaining information required by Item 2 is set forth in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements incorporated by reference here.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders at our Mountain View, California offices on March 23, 2007.  Two matters were submitted to, and approved by, stockholders, as set forth below.

1.      The stockholders elected seven directors to our Board of Directors, to hold office for a one-year term and until their successors are elected. The votes regarding this matter were as follows:

	Total Votes For Each Director	Total Votes Withheld From Each Director	Broker Non-Votes
Aart J. de Geus	116,238,742	15,618,030	0
Chi-Foon Chan	116,370,184	15,486,588	0
Bruce R. Chizen	118,126,428	13,730,344	0
Deborah A. Coleman	116,524,844	15,331,928	0
Sasson Somekh	118,115,724	13,741,048	0
Roy Vallee	117,314,802	14,541,970	0
Steven C. Walske	116,408,826	15,447,946	0

2.    The stockholders approved a proposal to ratify the appointment of KPMG LLP as our independent auditors for the 2007 fiscal year. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
129,253,908	2,586,603	16,261	0

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.44	Executive Relocation Agreement between Synopsys, Inc. and Joseph Logan dated April 6, 2007.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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
Brian M. Beattie
Chief Financial Officer
(Principal Financial Officer)

Date: June 6, 2007

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.44	Executive Relocation Agreement between Synopsys, Inc. and Joseph Logan dated April 6, 2007.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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