Form 10-Q
period 2007-07-31
SYNOPSYS INC
filed 2007-09-13
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

144,922,335 shares of Common Stock as of September 12, 2007

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
JULY 31, 2007
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2007	October 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$435,854	$330,759
Short-term investments	358,368	241,963
Total cash, cash equivalents and short-term investments	794,222	572,722
Accounts receivable, net	204,787	122,584
Deferred income taxes	112,445	112,342
Income taxes receivable	43,665	42,538
Prepaid expenses and other assets	51,348	44,304
Total current assets	1,206,467	894,490
Property and equipment, net	128,739	140,660
Goodwill	752,955	735,643
Intangible assets, net	79,807	106,144
Long-term deferred income taxes	197,039	206,254
Other assets	90,039	74,631
Total assets	$2,455,046	$2,157,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$232,014	$234,149
Accrued income taxes	188,164	191,349
Deferred revenue	568,838	445,598
Total current liabilities	989,016	871,096

Deferred compensation and other liabilities	81,511	69,889
Long-term deferred revenue	66,564	53,670
Total liabilities	1,137,091	994,655
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 143,634 and 140,568 shares outstanding, respectively	1,436	1,406
Capital in excess of par value	1,363,458	1,316,252
Retained earnings	249,097	170,743
Treasury stock, at cost: 13,589 and 16,619 shares, respectively	(292,322)	(312,753)
Accumulated other comprehensive loss	(3,714)	(12,481)
Total stockholders’ equity	1,317,955	1,163,167
Total liabilities and stockholders’ equity	$2,455,046	$2,157,822

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Revenue:
Time-based license	$251,389	$224,782	$746,091	$645,309
Upfront license	18,981	14,418	47,108	48,744
Maintenance and service	33,728	38,008	104,037	118,123
Total revenue	304,098	277,208	897,236	812,176
Cost of revenue:
License	37,092	32,665	107,269	95,304
Maintenance and service	15,763	16,201	47,459	49,678
Amortization of intangible assets	5,536	6,579	17,455	21,733
Total cost of revenue	58,391	55,445	172,183	166,715
Gross margin	245,707	221,763	725,053	645,461
Operating expenses:
Research and development	94,365	93,972	282,205	275,111
Sales and marketing	95,417	81,171	264,237	245,460
General and administrative	24,177	26,692	76,405	84,845
In-process research and development	2,100	—	2,100	800
Amortization of intangible assets	6,650	6,775	19,938	21,247
Total operating expenses	222,709	208,610	644,885	627,463
Operating income	22,998	13,153	80,168	17,998
Other income, net	10,829	2,421	38,431	9,745
Income before income taxes	33,827	15,574	118,599	27,743
Provision for income taxes	8,972	8,024	29,122	13,121
Net income	$24,855	$7,550	$89,477	$14,622

Net income per share:
Basic	$0.17	$0.05	$0.62	$0.10
Diluted	$0.17	$0.05	$0.60	$0.10

Shares used in computing per share amounts:
Basic	143,820	142,538	143,626	143,629
Diluted	149,709	143,964	149,283	145,662

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,477	$14,622
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	77,844	85,546
Share-based compensation	46,674	47,935
In-process research and development	2,100	800
Deferred income taxes	14,966	3,833
Provision for doubtful accounts	(330)	(125)
Net change in deferred gains and losses on cash flow hedges	1,661	(1,491)
Write-down of long-term investments	—	1,336
(Gain) on sale of land	(4,284)	—
Loss (gain) on sale of short and long-term investments	8	(17)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(80,511)	(9,337)
Prepaid expenses and other current assets	(11,555)	(4,473)
Other assets	317	(3)
Accounts payable and accrued liabilities	(8,255)	(41,685)
Accrued income taxes	(3,313)	(6,086)
Deferred revenue	135,279	15,027
Deferred compensation and other liabilities	254	261
Net cash provided by operating activities	260,332	106,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and intangible assets, net of cash acquired	(34,120)	(20,850)
Proceeds from sales and maturities of short-term investments	209,167	221,311
Proceeds from sales of long-term investments	—	248
Purchases of short-term investments	(328,419)	(281,126)
Purchases of long-term investments	(4,620)	(1,539)
Purchases of property and equipment	(36,429)	(34,129)
Proceeds from sale of land	26,298	—
Capitalization of software development costs	(2,106)	(2,342)
Net cash used in investing activities	(170,229)	(118,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	151,653	43,139
Repurchases of common stock	(140,789)	(169,544)
Net cash provided by (used in) financing activities	10,864	(126,405)
Effect of exchange rate changes on cash and cash equivalents	4,128	3,970
Net increase (decrease) in cash and cash equivalents	105,095	(134,719)
Cash and cash equivalents, beginning of period	330,759	404,436
Cash and cash equivalents, end of period	$435,854	$269,717

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business

Synopsys, Inc. (Synopsys or the Company) is a provider of electronic design automation (EDA) software for semiconductor design companies. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides: intellectual property (IP) and design services to simplify the design process and accelerate time-to-market for our customers; and software and services that help customers prepare and optimize their designs for manufacturing.

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

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End.   The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s third fiscal quarter ended on August 4, 2007.  Fiscal 2007 is a 53-week fiscal year and as a result, the nine months ended July 31, 2007 had 40 weeks.  Fiscal 2006 was a 52-week year. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards under SFAS 123(R). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and employee stock purchase plan (ESPP) is estimated by a combination of implied volatility for publicly traded options of the Company’s stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards is based on historical experience.

The assumptions used to estimate the fair value of stock options granted and employee stock purchases granted under the Company’s stock option plans and ESPP for the three and nine months ended July 31, 2007 and 2006 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Options
Volatility	30.04% - 31.06%	39.98% - 40.92%	30.04% - 32.11%	39.98% - 43.47%
Expected term (years)	4.3	3.8	4.3	3.8
Risk-free interest rate	4.47% - 5.00%	4.93% – 5.03%	4.35% - 5.00%	4.29% - 5.03%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$8.74	$7.27	$8.58	$8.01

ESPP
Volatility	19.61% - 44.85%	21.62% - 40.33%	19.61% - 44.85%	21.62% - 51.54%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.58% - 5.09%	4.69% - 4.75%	3.58% - 5.09%	3.00% - 4.75%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$6.43	$7.96	$6.43	$6.87

Restricted stock units were granted as part of the Company’s new hire and annual incentive compensation program starting in fiscal 2007. During the first nine months of fiscal 2007, 1.3 million restricted stock units were granted under the 2006 Employee Equity Incentive Plan (Employee Plan) with a weighted average grant date fair value of $26.85 per share.  Restricted stock units are valued based on the closing price of the Company’s stock on the grant date.  In general, restricted stock units vest over three to four years and are subject to the employees’ continuing service to the Company.  Each restricted stock unit grant reduces the number of shares available for future grants by 1.36 shares and each restricted stock unit cancellation increases shares available for future grants by 1.36 shares under the Employee Plan.

As of July 31, 2007, there was $86.0 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.7 years. The intrinsic values of options exercised during the three and nine months ended July 31, 2007 were $9.2 million and $56.8 million, respectively. The intrinsic values of options exercised during the three and nine months ended July 31, 2006 were $0.9 million and $8.3 million, respectively.

The share-based compensation expense recorded in the unaudited condensed consolidated statement of operations for these share-based compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share amounts)	2007	2006	2007	2006
Cost of license	$1,916	$1,594	$5,388	$4,544
Cost of maintenance and service	701	778	2,054	2,362
Research and development expense	6,334	6,832	16,936	21,367
Sales and marketing expense	3,978	3,977	13,289	12,409
General and administrative expense	3,181	2,420	9,007	7,253
Share-based compensation expense before taxes	16,110	15,601	46,674	47,935
Income tax benefit	(3,671)	(3,424)	(10,637)	(10,520)
Share-based compensation expense after taxes	$12,439	$12,177	$36,037	$37,415

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. Under SFAS 123(R), the Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in Financial Accounting Standards Board (FASB) Staff Position No. 123(R)-3. The Company has not recorded any excess tax benefits during fiscal years 2007 and 2006.

Note 4.   Stock Repurchase Program

The Company is authorized to purchase up to $500.0 million of its common stock under a stock repurchase program originally established by the Company’s Board of Directors (Board) in December 2004.  The Company repurchases shares to offset dilution caused by ongoing stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions and, also when management believes it is a good use of cash.  Repurchases are transacted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (Exchange Act) through open market purchases, plans executed under Rule 10b5-1 under the Exchange Act, and structured transactions.

In May 2007, the Company entered into a structured repurchase transaction for a portion of its third quarter repurchase activity, with a prepayment of $40.0 million in exchange for shares at a pre-determined price.  Under the terms of the agreement, there is no requirement to return any portion of the prepayment or requirement for the Company to deliver additional funds.  If the average market price of the common stock over the term of the transaction was below the pre-determined price, the Company would receive additional shares of the Company.  The prepayment was recorded as treasury stock on the Company’s balance sheet at payment date. Shares were excluded from the number of shares outstanding as of the date of each delivery of shares. The transaction was completed during the three months ended July 31, 2007.

During the three and nine months ended July 31, 2007, the Company purchased 2.2 million shares at an average price of $27.05 per share, and 5.3 million shares at an average price of $26.70 per share, respectively. During the three and nine months ended July 31, 2006, the Company purchased 3.7 million shares at an average price of $19.01 per share, and 8.4 million shares at an average price of $20.14 per share, respectively. The aggregate purchase prices were $140.8 million and $169.5 million in the nine months ended July 31, 2007 and 2006, respectively. During the three and nine months ended July 31, 2007, approximately 1.1 million and 8.3 million shares were reissued respectively, for employee share-based compensation requirements. During the three and nine months ended July 31, 2006, approximately 0.3 million and 2.7 million shares were reissued, respectively, for employee share-based compensation requirements. On March 22, 2007 the Board replenished the stock repurchase program to $500.0 million. As of July 31, 2007, $440.6 million remained available for future purchases under the program.

Note 5.   Business Combinations

The Company does not consider the following acquisitions to be material to its results of operations and is therefore not presenting proforma statements of operations for the nine months ended July 31, 2007. The unaudited condensed consolidated financial statements include the operating results of each business from the date of acquisition. The acquisitions were accounted for in accordance with SFAS 141.

ArchPro Design Automation, Inc. (ArchPro)

The Company acquired ArchPro on June 14, 2007.

ArchPro’s technologies enable engineers to address power management challenges in multi-voltage designs from chip architecture to Register Transfer Language (RTL) and gate-level design. These technologies allow verification of modern power management techniques such as power gating, substrate biasing, dynamic voltage and frequency scaling. The Company believes that this acquisition will help the Company enhance its power management verification technologies.

The Company paid $12.9 million in cash on June 14, 2007 for the outstanding shares of ArchPro. The total purchase consideration consisted of:

(in thousands)
Cash paid	$12,921
Acquisition-related costs	1,651
Total purchase price	$14,572

Acquisition-related costs of $1.7 million consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs. As of July 31, 2007, the Company had paid $0.3 million of the acquisition-related costs and has a remaining balance of $1.4 million.

Under the agreement, the Company agreed to pay up to an additional $4.0 million over three years to the former ArchPro shareholders based upon achievement of certain booking and product milestones. This contingent consideration is considered to be additional purchase price.

Assets Acquired. The Company has performed a preliminary valuation and allocated the total purchase consideration to the assets and liabilities acquired including identifiable intangible assets based on their respective fair values on the acquisition date. The Company acquired $1.8 million of intangible assets consisting of $1.4 million in existing technology, $0.2 million in customer relationships and $0.2 million in backlog to be amortized over two to five years. Additionally, the Company acquired tangible assets of $1.2 million and assumed liabilities of $0.6 million.

The in-process research and development (IPRD) expense related to the ArchPro acquisition was $2.1 million. ArchPro had several projects in process at the time of acquisition which will be completed over a period of approximately two years.

Goodwill, representing the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in the merger was $8.9 million and will not be amortized and is not deductible for tax purposes. Goodwill primarily resulted from Synopsys’ expectation of synergies from the integration of ArchPro’s technology with the Company’s technology and operations.

The Company also recorded a net deferred tax asset of $1.9 million and an income tax payable contingency of $0.7 million from this transaction.

Mosaid Technologies, Inc. (Mosaid)

The Company acquired certain assets and intellectual property of Mosaid on July 30, 2007.

Mosaid is a developer and licensor of semiconductor Intellectual Property (IP). The integration of Mosaid’s double data rate memory controller and its semiconductor IP products into the Company’s DesignWare IP portfolio will further expand the breadth of the Company’s standards-based connectivity IP solutions.

The Company paid $13.3 million in cash on July 30, 2007. The Company retained $2.0 million to be paid within a year, per the holdback agreement. The total purchase consideration consisted of:

(in thousands)
Cash paid	$13,310
Holdback payable	2,000
Acquisition-related costs	252
Total purchase price	$15,562

Acquisition-related costs of $0.3 million consist primarily of legal, tax and accounting fees.

Assets Acquired. The Company has performed a preliminary valuation and allocated the total purchase consideration to the tangible assets acquired based on their respective fair values on the acquisition date and allocated the remaining amount to goodwill of $14.6 million. The tangible assets acquired were accounts receivable of $1.4 million and deferred revenue of $0.4 million. The Company intends to complete the valuation during the fourth quarter and place a value on the intangible assets acquired and amortize such assets over the determined useful life.

Goodwill, representing the excess of the purchase price over the fair value of tangible assets acquired in the merger was $14.6 million and will not be amortized and is deductible for tax purposes. Goodwill will be adjusted for the value of intangible assets acquired. Goodwill primarily resulted from the Company’s expectation of synergies from the integration of Mosaid’s technology with the Company’s technology and operations.

Note 6.            Goodwill and Intangible Assets

Goodwill as of July 31, 2007 consisted of the following:

(in thousands)
Balance at October 31, 2006	$735,643
ArchPro acquisition	8,851
Mosaid acquisition	14,553
Adjustments(1)	(6,092)
Balance at July 31, 2007	$752,955

(1)    Includes income tax related adjustments of $5.3 million and adjustments due to a reduction of merger costs of $0.8 million, all relating to prior acquisitions.

Intangible assets as of July 31, 2007 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
		(in thousands)
Customer relationships	$142,250	$112,290	$29,960
Core/developed technology	104,855	62,087	42,768
Contract rights intangible	6,300	4,608	1,692
Other intangibles	8,383	7,796	587
Covenants not to compete	3,390	2,792	598
Trademarks and trade names	200	40	160
Capitalized software development costs	16,864	12,822	4,042
Total	$282,242	$202,435	$79,807

Intangible assets as of October 31, 2006 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
		(in thousands)
Customer relationships	$142,050	$93,880	$48,170
Core/developed technology	94,455	47,769	46,686
Contract rights intangible	6,100	3,042	3,058
Other intangibles	8,383	5,576	2,807
Covenants not to compete	3,390	1,944	1,446
Trademarks and trade names	200	10	190
Capitalized software development costs	14,113	10,326	3,787
Total	$268,691	$162,547	$106,144

Total amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Customer relationships	$6,141	$6,039	$18,410	$18,011
Core/developed technology	4,479	5,585	14,318	18,533
Contract rights intangible	533	519	1,566	1,967
Other intangibles	740	740	2,220	2,285
Covenants not to compete	283	472	848	2,141
Trademarks and trade names	10	—	30	42
Capitalized software development costs(1)	855	769	2,496	2,221
Total	$13,041	$14,124	$39,888	$45,200

(1)             Amortization of capitalized software development costs is included in cost of license in the condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Fiscal Years:
Remainder of 2007	$13,111
2008	37,437
2009	19,582
2010	7,143
2011	1,994
Thereafter	540
Total	$79,807

Note 7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	July 31, 2007	October 31, 2006
	(in thousands)
Payroll and related benefits	$160,135	$159,823
Acquisition related costs	4,275	2,388
Other accrued liabilities	59,301	56,933
Accounts payable	8,303	15,005
Total	$232,014	$234,149

Note 8.   Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries.  The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of July 31, 2007, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 9.   Comprehensive Income

The following table sets forth the components of comprehensive income, net of tax:

	Three Months Ended July 31,		Nine months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Net income	$24,855	$7,550	$89,477	$14,622
Unrealized gains (losses) on investments, net of tax of ($1,000) and ($1,049), for three and nine months ended July 31, 2007, respectively, and of $125 and $96 for each of the same periods in fiscal 2006, respectively.	1,516	199	1,589	(143)
Deferred (losses) gains on cash flow hedges, net of tax of $144 and ($363), for three and nine months ended July 31, 2007, respectively, and of $353 and $524 for each of the same periods in fiscal 2006, respectively.	(1,185)	(663)	1,298	(967)
Reclassification adjustment on deferred losses (gains) on cash flow hedges, net of tax of ($184) and ($349), for three and nine months ended July 31, 2007, respectively, and of ($61) and ($334) for each of the same periods in fiscal 2006, respectively.	338	86	633	380
Foreign currency translation adjustment	1,447	2,949	5,247	4,032
Total	$26,971	$10,121	$98,244	$17,924

Note 10.   Net Income per Share

In accordance with SFAS No. 128, Earnings per Share (SFAS 128), the Company computes basic income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock units and awards. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

Diluted net income per share excludes 6.1 million and 27.5 million of anti-dilutive options and unvested restricted stock units and awards for the three months ended July 31, 2007 and 2006, respectively; and 6.1 million and 24.1 million of anti-dilutive options and unvested restricted stock units and awards for the nine months ended July 31, 2007 and 2006, respectively. While these options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	Three Months Ended July 31,		Nine months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Weighted-average common shares for basic net income per share	143,820	142,538	143,626	143,629
Dilutive effect of common share equivalents from equity-based compensation	5,889	1,426	5,657	2,033
Weighted-average common shares for diluted net income per share	149,709	143,964	149,283	145,662

Note 11.        Segment Disclosure

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.

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

Revenue related to operations in the United States and other geographic areas were:

	Three Months Ended July 31,		Nine months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Revenue:
United States	$151,576	$138,841	$447,377	$412,000
Europe	47,688	46,493	140,969	130,187
Japan	48,596	45,058	145,186	136,007
Asia-Pacific and other	56,238	46,816	163,704	133,982
Total	$304,098	$277,208	$897,236	$812,176

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

For management reporting purposes, the Company organizes its products and services into five distinct groups: Galaxy Design Platform, Discovery Verification Platform, Intellectual Property, Design for Manufacturing, and Professional Services and Other. The Company includes revenue from companies or products the Company has acquired during a period from the acquisition date through the end of the relevant periods. The following table summarizes the revenue attributable to these groups:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Revenue:
Galaxy Design Platform	$144,716	$142,757	$439,202	$426,932
Discovery Verification Platform	80,997	72,316	235,321	197,794
Intellectual Property	25,046	22,187	73,384	59,894
Design for Manufacturing	38,526	28,697	105,522	89,582
Professional Services & Other	14,813	11,251	43,807	37,974
Total	$304,098	$277,208	897,236	$812,176

One customer accounted for more than ten percent of the Company’s total revenue in the three and nine months ended July 31, 2007 and 2006.

Note 12. Other Income, Net

The following table presents the components of other income, net:

	Three Months Ended July 31,		Nine months Ended July 31,
	2007	2006	2007	2006
	(in thousands)
Interest income, net	$6,708	$3,687	$17,514	$10,031
Income (loss) on assets related to executive deferred compensation plan	3,279	(978)	7,913	2,992
Other (1)	842	(288)	13,004	(3,278)
Total	$10,829	$2,421	$38,431	$9,745

(1)             Includes litigation settlement of $12.5 million in the nine months ended July 31, 2007 from Magma Design Automation, Inc.

Note 13.   Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three months and nine months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Nine months Ended July 31,
	2007	2006	2007	2006
	(dollars in thousands)

Income before income taxes	$33,827	$15,574	$118,599	$27,743
Provision for income tax	8,972	8,024	29,122	13,121
Effective tax rate	26.5%	51.5%	24.6%	47.3%

The Company’s effective tax rate for the three and nine months ended July 31, 2007 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits, partially offset by state taxes and non-deductible stock option compensation expense recorded under SFAS 123(R). The effective tax rate decreased in the three and nine months ended July 31, 2007, as compared to the same periods in fiscal 2006, primarily due to a reduction in foreign withholding tax liabilities, the benefit of a new exception to current U.S. taxation of certain foreign intercompany income and the extension of the federal research and development tax credit. The 2007 third quarter provision includes the effect of certain state tax audit settlements and additional tax provisions on foreign earnings, partially offset by an increase in the Company’s federal and state research and development tax credits for 2006.

IRS Revenue Agent’s Report.   On June 8, 2005, the Company received a Revenue Agent’s Report (“RAR”) in which the Internal Revenue Service (“IRS”) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between the Company and a wholly-owned foreign subsidiary.  The Company strongly believes the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to this proposed IRS adjustment.

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. The appeals process began during the second quarter of fiscal 2007 and continues with an objective to reach a final resolution of the matter at the Appeals level.  The Company believes it is probable that it will be required to make some additional payments in order to resolve this matter, but believes it has already adequately provided for this matter.  If the Company reaches a final written settlement with the Appeals division and thereby determines that the provision for this matter is overstated or understated and thus requires adjustment, the Company’s results of operations and financial condition could be materially affected.  Final resolution of this matter could take considerable time.

In the third quarter of fiscal year 2006, the IRS started an examination of the Company’s federal income tax returns for the fiscal years 2002 through 2004. As of July 31, 2007, the examination is still in progress and no adjustments have been proposed by the IRS which would require an adjustment to the tax provision.

Note 14.   Contingencies

See the disclosure in Note 13 above regarding the IRS Revenue Agent’s Report.

Other Proceedings

The Company is also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations.

Note 15.   Effect of New Accounting Pronouncements

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

The Company will adopt SAB 108 in the fourth quarter of fiscal 2007.  It estimates that the historical uncorrected differences related to fiscal 1999 through fiscal 2004 will be approximately $11 to $15 million. However, the Company is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual adjustment could be higher or lower than the estimate as a result of quantification of known immaterial errors or identification of additional immaterial errors.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  In May 2007, the FASB issued Staff Position No. FIN 48-1 (FSP FIN 48-1), Definition of Settlement in FASB Interpretation No. 48, which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. The provisions are effective for the Company beginning in the first quarter of fiscal year 2008.  The Company has not determined the impact this interpretation will have on the Company’s consolidated financial position and results of operations in fiscal year 2008.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 expands the use of fair value measurement to report all financial instruments at fair value.  Its objective is to improve financial reporting by allowing entities to use fair value measurement for financial instruments in periods subsequent to adoption without using the complex hedging-accounting provisions.  Under SFAS 159, entities may measure specified financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings at each subsequent reporting period.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, SFAS 159 may have on the Company’s consolidated financial position and results of operations.

For the effect of the recent accounting pronouncements, references are made to Note 14 of Notes To Consolidated Financial Statements contained in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report. This discussion contains forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Part II, Item 1A below.

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

Financial Performance for the Three Months Ended July 31, 2007

•                                        Total revenue was $304.1 million, up 10% from $277.2 million in the third quarter of fiscal 2006.  This increase is attributable to increased bookings of ratable license orders in prior periods which increase time-based revenue recognized in later periods, reflecting the shift of the license model in the fourth quarter of fiscal 2004.

•                                        Time-based licenses revenue of $251.4 million, up 12% from $224.8 million in the third quarter of fiscal 2006, is attributable to increased bookings of ratable license orders in prior periods which increase time-based revenue recognized in later periods.

•                                        Upfront license revenue of $19.0 million, up 32% from $14.4 million in the third quarter of fiscal 2006, reflects fluctuation in customer license type requirements.

•                                        We derived approximately 93% of our revenue from time-based licenses and maintenance and service and 7% from upfront licenses in the current quarter versus 94% and 6%, respectively, in the same quarter of last year.  This reflects our highly ratable license model.

•                                        Maintenance revenue was $16.8 million, down 33% from $25.1 million in the third quarter of fiscal 2006.  This decrease is primarily attributable to the transition of our ratable license model (which reduces new maintenance orders as maintenance is included with time-based licenses and thus not billed separately).  The decline is also attributable, to a lesser extent, by the non-renewal of maintenance by some of our existing perpetual license customers.  Professional services and other revenue of $16.9 million in the third quarter of fiscal 2007 increased 31% from $12.9 million in the same period of fiscal 2006 primarily from the timing of customer acceptance of services performed under ongoing contracts.

•                                        Net income was $24.9 million compared to $7.6 million in the third quarter of fiscal 2006.  The increase is primarily due to increased bookings of ratable license orders in prior periods, which increased revenue in the current period, and cost control efforts.

•                                        We repurchased approximately 2.2 million shares of our common stock at an average price of $27.05 per share for approximately $59.4 million.

•                                        Net cash provided by operations increased 145% to $260.3 million in the nine months ended July 31, 2007 from $106.1 million in the nine months ended July 31, 2006.  This increase is attributable mainly to higher net income, increased collections, a litigation settlement of $12.5 million received from Magma during the second quarter of fiscal 2007, and decreased commission payments and payments to vendors due to timing of payments.

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

We have designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

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

We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for the software or services is fixed or determinable, and (4) collectibility of the full license or service fee is probable. All four of these criteria must be met in order for us to recognize revenue with respect to a particular arrangement. We apply these revenue recognition criteria as follows:

•       Persuasive Evidence of an Arrangement Exists.   Prior to recognizing revenue on an arrangement, our customary policy is to have a written contract, signed by both the customer and us or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or purchase agreement.

•       Delivery Has Occurred.   We deliver software to our customers physically or electronically. For physical deliveries, the standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes, or “license keys,” that allow the customer to take immediate possession of the software by downloading it to the customer’s hardware. We generally ship our software products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including future delivery dates as reflected in the agreements and our operational capacity to fulfill software license orders at the end of a quarter.

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

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services. Under current accounting rules and policies applicable to different kinds of license arrangements, we recognize revenue from orders we receive for software licenses and services at varying times. In general, we recognize revenue on a time-based software license order over the license term and on an upfront term or perpetual software license order at the time the license is shipped. Substantially all of our current time-based licenses are technology subscription licenses, or TSLs, with an average license term of approximately three years, but can vary quarter-to-quarter depending on the license mix. Maintenance orders generally generate revenue ratably over the maintenance period (generally one year). Professional services orders generally generate revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters. We derive upfront license revenue directly from upfront license orders booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue almost entirely from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are ordered.

Our license revenue is sensitive to the mix of time-based and upfront licenses delivered during the quarter. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, upfront licenses generate higher current quarter revenue but no future revenue (e.g., a $120,000 order for an upfront license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue). TSLs also result in a shift of maintenance revenue to time-based license revenue since maintenance is included in TSLs, while maintenance on upfront orders is charged and reported separately.

Total Revenue

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$304.1	$277.2	$26.9	10%
Nine months ended	$897.2	$812.2	$85.0	10%

Time-Based License Revenue

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$251.4	$224.8	$26.6	12%
Percentage of total revenue	83%	81%
Nine months ended	$746.1	$645.3	$100.8	16%
Percentage of total revenue	83%	79%

The increase in total revenue and time-based revenue for the three and nine months ended July 31, 2007 compared to the same periods of fiscal 2006 was primarily due to (1) increasing bookings of time-based licenses, which are normally greater than one year, in prior periods which increased time-based revenue recognized in later periods, (2) the shift in the fourth quarter of fiscal 2004 in our license model to a highly ratable model under which ratable license orders in prior periods continue to contribute to time-based license revenue in later periods, and (3) with respect to the nine-month period, the fact that the first quarter of fiscal 2007 had 14 weeks compared to 13 weeks in the same quarter of fiscal 2006, resulting in one week’s additional ratable revenue being recognized in the nine month period (the fourth quarter of fiscal 2007 is a 13 week quarter).  As we reach maturity of our license model change to a model with substantially more ratable revenue, we expect that the model change itself will no longer contribute to the increases in total revenue or time-based revenue.

Upfront License Revenue

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$19.0	$14.4	$4.6	32%
Percentage of total revenue	6%	5%
Nine months ended	$47.1	$48.7	$(1.6)	(3)%
Percentage of total revenue	5%	6%

The increase in the third quarter upfront license revenue was primarily due to changes in customer license type requirements in the quarter.  For the nine months ended July 31, 2007, upfront license revenue did not change significantly which is consistent with our shift to our highly ratable model.

Maintenance and Services Revenue

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended
Maintenance revenue	$16.8	$25.1	$(8.3)	(33)%
Professional services and other revenue	16.9	12.9	4.0	31%
Total maintenance and services revenue	$33.7	$38.0	$(4.3)	(11)%
Percentage of total revenue	11%	14%
Nine months ended
Maintenance revenue	$54.7	$80.8	$(26.1)	(32)%
Professional services and other revenue	49.3	37.3	12.0	32%
Total maintenance and services revenue	$104.0	$118.1	$(14.1)	(12)%
Percentage of total revenue	12%	15%

Our maintenance revenue has declined primarily due to our continued shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, and non-renewal of maintenance by certain customers on perpetual or other upfront licenses.  In addition, some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, which would also adversely affect future maintenance revenue.

Professional services and other revenue increased in the three and nine months ended July 31, 2007 compared to the same periods in fiscal 2006 due primarily to timing of customer acceptance of services performed under ongoing contracts.

Events Affecting Cost of Revenues and Operating Expenses

Temporary Shutdown of Operations.   During the nine months ended July 31, 2007 and 2006, respectively, we temporarily shut down our operations in North America for three days as a cost-saving measure, resulting in savings as follows (there were no shutdowns during the three months ended July 31, 2007 or 2006):

	Nine months Ended July 31,
	2007	2006
	(in thousands)
Cost of revenue	$708	$705
Research and development	1,529	1,508
Sales and marketing	877	890
General and administrative	382	430
Total	$3,496	$3,533

Functional Allocation of Operating Expenses.   We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Quarterly, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

53 Week Fiscal Year.   Fiscal 2007 is a 53 week fiscal year.  The nine months ended July 31, 2007 had 40 weeks, increasing cost of revenues and operating expenses in the period compared to a typical 39 week period.

Cost of Revenue

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended
Cost of license revenue	$37.1	$32.7	$4.4	13%
Cost of maintenance and service revenue	15.8	16.2	(0.4)	(2)%
Amortization of intangible assets	5.5	6.5	(1.0)	(15)%
Total	$58.4	$55.4	$3.0	5%
Percentage of total revenue	19%	20%
Nine months ended
Cost of license revenue	$107.3	$95.3	$12.0	13%
Cost of maintenance and service revenue	47.5	49.7	(2.2)	(4)%
Amortization of intangible assets	17.4	21.7	(4.3)	(20)%
Total	$172.2	$166.7	$5.5	3%
Percentage of total revenue	19%	21%

We divide cost of revenue into three categories: cost of license revenue; cost of maintenance and service revenue; and amortization of intangible assets. We segregate expenses directly associated with providing consulting and training from costs of revenue associated with internal functions which provide license delivery and post-customer contract support services. Management then allocates these consulting and training costs between cost of license revenue and cost of maintenance and service revenue based on license and service revenue reported during the quarter.

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

The increase in total cost of revenue for the three months ended July 31, 2007 is primarily due to an increase of $2.8 million in compensation and employee benefits due to increased personnel costs as a result of the acquisitions of ArchPro during the third quarter of fiscal 2007, partially offset by a decrease of $1.0 million in amortization of intangible assets as a result of intangible assets acquired in prior years becoming fully amortized. Additionally, there were increases in (1) royalty and other direct costs as a result of increased shipments, (2) share-based compensation expense, and (3) travel expenses due to increased support activities.

The increase in total cost of revenue for the nine months ended July 31, 2007 is primarily due to (1) an increase of $8.5 million in compensation and employee benefits due to our increased personnel costs including the acquisition of ArchPro during the third quarter of fiscal 2007, (2) an increase of $2.1 million in royalty and other direct costs as a result of increased shipments during fiscal 2007 as compared to the same period in fiscal 2006, and (3) the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006.  This increase was partially offset by a decrease of $4.3 million in amortization of intangible assets as a result of intangible assets acquired in prior years becoming fully amortized. Additionally, there was also a reduction in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses.

Operating Expenses

Research and Development

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$94.4	$94.0	$0.4	<1%
Percentage of total revenue	31%	34%
Nine months ended	$282.2	$275.1	$7.1	3%
Percentage of total revenue	31%	34%

For the three months ended July 31, 2007, the increase was primarily due to an increase of $3.4 million in research and development personnel and related costs due to our increased investment in personnel and as a result of the acquisitions in fiscal 2007 and late fiscal 2006, partially offset by a decrease of $1.4 million in travel, entertainment and communications expenses. Additionally, there were decreases in expenses related to share-based compensation, facilities and depreciation, as well as human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses.

For the nine months ended July 31, 2007, the increase was primarily due to an increase of $17.9 million in research and development personnel and related costs due to our increased investment in personnel and as a result of acquisitions in fiscal 2007 and fiscal 2006, and as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006. This increase was partially offset by (1) a decrease of $4.7 million in share-based compensation expense, (2) a decrease of $2.7 million in expenses for travel, entertainment and communications, (3) a reduction of $1.4 million in depreciation expense, and (4) a reduction of $2.0 million in human resources, information technology and facilities costs allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses.

Sales and Marketing

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$95.4	$81.2	$14.2	17%
Percentage of total revenue	31%	29%
Nine months ended	$264.2	$245.5	$18.8	8%
Percentage of total revenue	29%	30%

For the three months ended July 31, 2007, the increase was primarily due to (1) an increase of $14.2 million in variable compensation as a result of increased orders shipped, and (2) an increase of $2.1 million in overall sales and marketing personnel related costs compared to the same period of fiscal 2006; partially offset by a reduction of $1.0 million in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses and reductions in communications, membership and subscription expenses due to lower spending.

For the nine months ended July 31, 2007, the increase was primarily due to (1) an increase of $14.4 million in variable compensation as a result of increased orders shipped as compared to the same period in fiscal 2006, (2) an increase of $8.4 million in sales and marketing personnel related costs primarily as a result of the first quarter of fiscal 2007 having 14 weeks compared to 13 weeks in the same quarter of fiscal 2006, and (3) an increase of $1.3 million for costs related to sales meetings. This increase was partially offset by (1) a reduction of $1.5 million for expenses related to communications, professional services, membership and subscriptions, and (2) a reduction of $3.3 million in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006 as a result of decreased corporate-wide allocable expenses. Additionally there were decreases in expenses related to marketing and communications and consultants for the nine months ended July 31, 2007 as compared to the same period in fiscal 2006.

General and Administrative

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended	$24.2	$26.7	$(2.5)	(9)%
Percentage of total revenue	8%	10%
Nine months ended	$76.4	$84.8	$(8.4)	(10)%
Percentage of total revenue	8%	10%

For the three months ended July 31, 2007, the decrease was primarily due to (1) a decrease of $4.6 million in expenses related to professional services for litigation, Sarbanes-Oxley compliance, tax and audit matters, and (2) a decrease of $1.2 million in depreciation expense as a result of older equipment being fully depreciated. This decrease was partially offset by (1) an increase of $1.1 million in expenses related to facilities, and (2) a net increase of $1.4 million in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006.

For the nine months ended July 31, 2007, the decrease was primarily due to (1) a decrease of $5.5 million in expenses related to professional services for litigation, Sarbanes-Oxley compliance, tax and audit matters, (2) a decrease of $2.6 million in depreciation expense as a result of older equipment being fully depreciated, (3) a decrease of $1.6 million in telecommunication and networking expenses, (4) a decrease of $1.8 million in employee training, recruiting and other related costs, (5) a decrease of $1.3 million in general and administrative personnel related costs, and (6) a gain of $4.3 million, net of related expenses, for a land sale completed during the current quarter recorded as an offset to expense under this line. These decreases were offset by (1) an increase of $1.2 million in share-based compensation expense, (2) an increase of $1.3 million in expense related to facilities, and (3) a net increase of $5.8 million in human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three months ended July 31, 2007.  Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended
Cost of revenue	$5.5	$6.5	$(1.0)	(15)%
Operating expenses	6.7	6.8	(0.1)	(1)%
Total	$12.2	$13.3	$(1.1)	(8)%
Percentage of total revenue	4%	5%
Nine months ended
Cost of revenue	$17.4	$21.7	$(4.3)	(20)%
Operating expenses	19.9	21.2	(1.3)	(6)%
Total	$37.3	$42.9	$(5.6)	(13)%
Percentage of total revenue	4%	5%

For the three and nine months ended July 31, 2007, the decrease in amortization of intangible assets is primarily due to some of the intangible assets acquired in prior years becoming fully amortized in fiscal year 2006. See Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

In-Process Research and Development. We recorded a $2.1 million IPRD charge related to our acquisition of ArchPro during the three and nine months ended July 31, 2007.  We recorded a $0.8 million IPRD charge related to our acquisition of HPL Technologies, Inc. in the nine months ended July 31, 2006.  At the acquisition date, the projects associated with these IPRD efforts had not yet reached technological feasibility and had no alternative future use.  Accordingly, the amounts were expensed on the acquisition date. These projects will be completed over a period of approximately two years.

Other Income, Net

	July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Three months ended
Interest income, net	$6.7	$3.7	$3.0	81%
Income (loss) on assets related to executive deferred compensation plan	3.3	(1.0)	4.3	430%
Other	0.8	(0.3)	1.1	366%
Total	$10.8	$2.4	$8.4	350%
Nine months ended
Interest income, net	$17.5	$10.0	$7.5	75%
Income (loss) on assets related to executive deferred compensation plan	7.9	3.0	4.9	163%
Other	13.0	(3.3)	16.3	494%
Total	$38.4	$9.7	$28.7	296%

Other income, net increased $8.4 million during the three months ended July 31, 2007 compared to the same period in fiscal 2006, primarily due to increases in interest income and deferred compensation plan income. Other income, net increased $28.7 million during the nine months ended July 31, 2007 compared to the same periods in fiscal 2006, primarily due to a $12.5 million litigation settlement payment from Magma Design Automation, Inc.

Income Tax Rate

Effective Tax Rate

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Nine months Ended July 31,
	2007	2006	2007	2006
	(dollars in millions)
Income before income taxes	$33.8	$15.6	$118.6	$27.7
Provision for income tax	$9.0	$8.0	$29.1	$13.1
Effective tax rate	26.5%	51.5%	24.6%	47.3%

The effective tax rate for the three and nine months ended July 31, 2007 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits, partially offset by state taxes and non-deductible stock option compensation expense recorded under SFAS 123(R). The effective tax rate decreased in the three and nine months ended July 31, 2007, as compared to the same periods in fiscal 2006, primarily due to a reduction in foreign withholding tax liabilities, the benefit of a new exception to current U.S. taxation of certain foreign intercompany income and the extension of the federal research and development tax credit. The 2007 third quarter provision includes the effect of certain state tax audit settlements and additional tax provisions on foreign earnings, partially offset by an increase in our federal and state research and development tax credits for 2006.

IRS Revenue Agent’s Report.   On June 8, 2005, we received a Revenue Agent’s Report (“RAR”) in which the Internal Revenue Service (“IRS”) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary.  We strongly believe the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to this proposed IRS adjustment.

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. The appeals process began during the second quarter of fiscal 2007 and continues with an objective to reach a final resolution of the matter at the Appeals level. We believe it is probable that we will be required to make some additional payments in order to resolve this matter, but we believe we have already adequately provided for this matter.  If we reach a final written settlement with the Appeals division and thereby determine that the provision for this matter is overstated or understated and thus requires adjustment, our results of operations and financial condition could be materially affected.  Final resolution of this matter could take considerable time.

In the third quarter of 2006, the IRS started an examination of our federal income tax returns for the years 2002 through 2004. As of July 31, 2007, the examination is still in progress, and no adjustments had been proposed by the IRS which would require an adjustment to the tax provision.

Effect of New Accounting Pronouncements

Please see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of the effect of new accounting pronouncements on Synopsys.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2007.

Cash and Cash Equivalents and Short-Term Investments

	July 31, 2007	October 31, 2006	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$435.8	$330.7	$105.1	32%
Short-term investments	358.4	242.0	116.4	48%
Total	$794.2	$572.7	$221.5	39%

During the nine months ended July 31, 2007, our primary sources and uses of cash consisted of (1) cash provided by operating activities of $260.3 million, (2) proceeds from issuance of common stock to employees of $151.7 million, (3) proceeds from sales and maturities of short-term investments of $209.2 million, (4) proceeds from sale of land of $26.3 million, (5) repurchases of common stock of $140.8 million, (6) purchases of investments of $333.0 million, (7) purchases of property and equipment of $36.4 million, and (8) cash paid for acquisitions and intangible assets of $34.1 million.

Cash Flows

	Nine months Ended July 31,		Dollar	%
	2007	2006	Change	Change
	(dollars in millions)
Cash provided by operations	$260.3	$106.1	$154.2	145%
Cash used in investing activities	$(170.2)	$(118.4)	$(51.8)	(44)%
Cash provided by (used in) financing activities	$10.9	$(126.4)	$137.3	109%

Cash provided by operating activities. Cash provided by operations is dependent primarily upon the payment terms of our license agreements. For an upfront license, we require that 75% of the license fee be paid within the first year. Conversely, payment terms for time-based licenses are generally extended and the license fee is typically paid either quarterly or annually in even increments over the term of the license. Accordingly, we generally receive cash from upfront licenses much sooner than for time-based licenses.

Cash provided by operating activities increased primarily due to increased collections, a litigation settlement of $12.5 million received from Magma during the second quarter of fiscal 2007, and decreased commission payments and payments to vendors due to timing of payments compared to the same period in 2006.

Cash used in investing activities.   The increase in cash used primarily relates to acquisitions, the timing of purchases and maturities of marketable securities, and our capital expenditures to support our growth, partially offset by cash received for the sale of land in San Jose for $26.3 million, net of related fees.

Cash provided by (used in) financing activities.   The increase in cash provided primarily relates to a higher amount of option exercises by employees and reduced stock repurchases under our stock repurchase program compared to the same period in fiscal 2006. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for details of the stock repurchase program.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of July 31, 2007, we held an aggregate of $584.9 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $209.3 million in foreign accounts.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

July 31, 2007	October 31, 2006	Dollar Change	% Change
(dollars in millions)
$ 204.8	$122.6	$82.2	67%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 61 days at July 31, 2007 and 39 days at October 31, 2006.  The increase in accounts receivable and DSO primarily relates to a large billing to one customer that occurred late in the third quarter with subsequent payment terms.

Net Working Capital

Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of July 31, 2007, our net working capital was $217.5 million, compared to $23.4 million as of October 31, 2006. The increase of $194.1 million was primarily due to (1) an increase of $105.1 million in cash and cash equivalents including proceeds from sale of land and the Magma litigation settlement, (2) an increase in short-term investments of $116.4 million, (3) an increase in accounts receivable of $82.2 million, (4) an increase in income taxes receivable and deferred taxes of $1.2 million, (5) an increase in prepaid and other of $7.0 million, (6) a decrease in income taxes payable of $3.2 million, and (7) a decrease of $2.1 million in accounts payable and other liabilities. This increase was partially offset by an increase in deferred revenue of $123.2 million.

Other Sources of Liquidity and Commitments—Revolving Credit Facility

We have cash available through a $300.0 million credit facility.  As of July 31, 2007, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.  See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for a description of our revolving credit facility.

Contractual Obligations.

For contractual obligations, reference is made to the section in Item 7 in Part II in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, entitled “Contractual Obligations And Off-Balance Sheet Arrangements.”  Our obligations have not changed materially since the date set forth in Item 7 of the Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.   As of July 31, 2007 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2007, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)       Changes in Internal Controls.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

IRS Revenue Agent’s Report

On June 8, 2005, we received a Revenue Agent’s Report (“RAR”) in which the Internal Revenue Service (“IRS”) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary.  We strongly believe the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to this proposed IRS adjustment.

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. The appeals process began during the second quarter of fiscal 2007 and continues with an objective to reach a final resolution of the matter at the Appeals level. We believe it is probable that we will be required to make some additional payments in order to resolve this matter, but we believe we have already adequately provided for this matter.  If we reach a final written settlement with the Appeals division and thereby determine that the provision for this matter is overstated or understated and thus requires adjustment, our results of operations and financial condition could be materially affected.  Final resolution of this matter could take considerable time.  We reported on this matter in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, as well as in our first two Quarterly Reports on Form 10-Q for fiscal 2007.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, which have not materially changed other than as set forth below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We will adopt SAB 108 in the fourth quarter of fiscal 2007.  We estimate that the historical uncorrected differences related to fiscal 1999 through fiscal 2004 will be approximately $11 to $15 million. However, we are continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual adjustment could be higher or lower than the estimate as a result of quantification of known immaterial errors or identification of additional immaterial errors.

We received a letter dated February 5, 2007 from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission with respect to our Annual Report on Form 10-K filed for the fiscal year ended October 31, 2006, and a follow-up letter on April 11, 2007. The SEC Staff letters related to our planned adoption of Staff Accounting Bulletin No. 108 and our expected correction of historical non-material uncorrected differences related to share-based compensation upon adoption of SAB 108. We responded to both of these letters and, on June 12, 2007, we received a letter from the SEC Staff stating that they have completed their review of our Form 10-K and related filings and have no further comments at this time.

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income and the IRS started an examination of Synopsys’ federal income tax returns for fiscal years 2002 through 2004. An adverse outcome, or an adjustment of our tax provisions generally, could have a material effect on our results of operations and financial condition.

On June 8, 2005, we received a Revenue Agent’s Report (“RAR”) in which the Internal Revenue Service (“IRS”) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary.  We strongly believe the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to this proposed IRS adjustment.  On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. The appeals process began during the second quarter of fiscal 2007 and continues with an objective to reach a final resolution of the matter at the Appeals level.  We believe it is probable that we will be required to make some additional payments in order to resolve this matter, but we believe we have already adequately provided for this matter.  If we reach a final written settlement with the Appeals division and thereby determine that the provision for this matter is overstated or understated and thus requires adjustment, our results of operations and financial condition could be materially affected. Final resolution of this matter could take considerable time.

In the third quarter of fiscal year 2006, the IRS started an examination of our federal income tax returns for the fiscal years 2002 through 2004. As of July 31, 2007, the examination is still in progress and no adjustments have been proposed by the IRS which would require an adjustment to the tax provision. If, based upon the status of this pending examination, we determine that we are required to pay a significant amount of U.S. taxes and applicable interest, our results of operations and financial condition could be materially affected.

From time to time we are subject to claims that our products infringe on third party intellectual property rights.

Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe on a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we recently settled a matter with Magma Design, Inc. in which both parties claimed patent infringement.  As part of the settlement, Magma paid us an aggregate of $12.5 million.  However, we are also currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously defend against it.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended July 31, 2007.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
May 8, 2007 through June 9, 2007	1,926,874	$27.08637	1,926,874	$447,807,969.07
Month #2
June 10, 2007 through July 7, 2007	182,717	$26.91173	182,717	$442,890,738.01
Month #3
July 8 through August 4, 2007	86,400	$26.44845	86,400	$440,605,591.93
Total	2,195,991	$27.04674	2,195,991	$440,605,591.93

(1) All months shown are Synopsys’ fiscal months.

All shares were purchased pursuant to a $500 million stock repurchase program approved by Synopsys’ Board of Directors and announced on December 1, 2004 which was replenished to $500 million on March 22, 2007 and announced on March 27, 2007.  Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors.

ITEM 6.  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.41	Form of Fiscal 2006 Executive Incentive Plan, as amended

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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
Brian M. Beattie
Chief Financial Officer
(Principal Financial Officer)

Date: September 12, 2007

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.41	Form of Fiscal 2006 Executive Incentive Plan, as amended

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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