Form 10-K
period 2007-10-31
SYNOPSYS INC
filed 2007-12-21
CIK 883241

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended October 31, 2007
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

        Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Preferred Share Purchase Rights	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $3,217,508,834. Aggregate market value excludes an aggregate of 30,842,417 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

        On December 19, 2007, 146,898,612 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III, Items 10 (as to directors, section 16(a) beneficial ownership and audit committee and audit committee financial expert), 11, 12 (as to beneficial ownership), 13 and 14 incorporate by reference information from the registrant's definitive proxy statement (the "Proxy Statement") to be mailed to stockholders in connection with the solicitations of proxies for its 2008 annual meeting of stockholders scheduled to be held on April 21, 2008. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year ended October 31, 2007

i

PART I

        This Annual Report on Form 10-K, particularly in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements include, but are not limited to, statements concerning: our business, product and platform strategies, expectations regarding previous and future acquisitions; completion of development of our unfinished products, or further development or integration of our existing products; continuation of current industry trends towards vendor consolidation; expectations regarding our license mix; expectations regarding customer interest in more highly integrated tools and design flows; expectations of the success of our intellectual property and design for manufacturing initiatives; expectations concerning recent completed acquisitions; expectations regarding the likely outcome of the Internal Revenue Service's proposed net tax deficiencies for fiscal years 2000 and 2001 or other outstanding litigation; expectations that our cash, cash equivalents and short-term investments and cash generated from operations will satisfy our business requirements for the next 12 months; and our expectations of our future liquidity requirements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, especially those contained in Item 1A of this Form 10-K. The words "may," "will," "could," "would," "anticipate," "expect," "intend," "believe," "continue," or the negatives of these terms, or other comparable terminology and similar expressions identify these forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.

        Fiscal Year End. Our fiscal year ends on the Saturday nearest October 31. For 2007, November 3, 2007 was the fiscal year end. For presentation purposes in this Annual Report on Form 10-K, in general we refer to October 31 as the end of a fiscal year.

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

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements relating to our annual meetings of stockholders, Current Reports on Form 8-K and amendments to these reports, as well as filings made by our executive officers and directors, are available on our Internet website (www.synopsys.com) free of charge. We post these reports to our website as soon as practicable after we file them with, or furnish them to, the SEC. The contents of our website are not part of this Form 10-K.

The Role of EDA in the Electronics Industry

        Technology advances in the semiconductor industry have steadily increased the feature density, speed, power efficiency and functional capacity of semiconductors (also referred to as integrated circuits, ICs or chips).

  •
  Since the early 1960s, steadily decreasing feature widths (the widths of the wires imprinted on the chips that form the transistors) and other developments have enabled IC manufacturers to follow "Moore's law," approximately doubling every two years the number of transistors that can be placed on a chip.

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

        Physical Design.    In the physical design stage, the designer plans the physical location of all of the transistors and each of the wires connecting them with "place and route" products. The designer first determines the location on the chip die for each block of the chip, as well as the location for each transistor within each block, a process known as "placement." In many designs, placement is performed in conjunction with logic synthesis, a process known as "physical synthesis." After placement the designer adds the connections between the transistors, a process known as "routing." With increasing gate counts and design complexity, seamless correlation among physical design and other tools is becoming increasingly important.

        Physical Verification.    Before sending the chip design files to a manufacturer for fabrication, the designer must perform a series of further verification steps, checking to make sure that the final design complies with the specific requirements of the fabrication facility that will manufacture the chip.

        Design for Manufacturing.    The design is then translated to a series of photomasks, or physical representations of the design. IC manufacturers use photomasks to produce the silicon wafer containing individual ICs. As IC wire or "feature" sizes shrink, this translation is becoming more and more difficult. These challenges are exacerbated because in advanced designs the feature widths can be smaller than the wavelength of the light used in the manufacturing process, requiring advanced software tools and techniques such as optical proximity correction to alter the mask to ensure the desired features can still be produced. Technology computer-aided design, or TCAD, tools are also used to model individual features or "devices" within the design to help ensure manufacturability. Finally, various yield enhancement tools and technologies are employed at this stage to increase the number of usable ICs contained on each silicon wafer.

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

Products and Services

        Our products and services are managed by our six principal business groups: the Implementation, Verification, Silicon Engineering, Analog/Mixed-Signal, Systems and IP and Global Technical Services groups. Our products are divided into five common groupings, or platforms: Galaxy™ Design Platform and Discovery™ Verification Platform (which are typically sold together as Core EDA), Intellectual Property, Design for Manufacturing and Professional Services.

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

        The Galaxy Design Platform includes:

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

  Discovery Verification Platform

        Our Discovery Verification platform combines our simulation and verification products and design for verification methodologies, and provides a consistent control environment to help significantly improve the speed, breadth and accuracy of our customers' verification efforts. Our solutions span both digital and analog/mixed-signal designs

        The Discovery Verification Platform includes:

  •
  VCS® comprehensive RTL verification solution, which includes technologies that support model development, testbench creation, coverage feedback and debugging techniques.

  •
  Formality® formal verification sign-off solution, which compares two versions of a design to determine if they are equivalent.

  •
  NanoSim® FastSPICE circuit simulation product for analog, mixed signal and digital IC verification, which offers high performance and capacity for pre- and post-layout full-chip circuit simulation, timing and power analysis.

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

  Intellectual Property and Systems-Level Solutions

        Synopsys' IP portfolio includes our IP products and components. Responding to the portfolio demands of designers seeking solutions to reduce their design risk and time-to-market, Synopsys offers a large portfolio of standards-based and other IP, including:

  •
  DesignWare® Library, an extensive collection of infrastructure IP including datapath generators, AMBA 2.0 and AMBA 3 components and peripherals, microcontrollers, IP for common chip functions and verification IP.

  •
  VCS Verification Library, which supports SystemVerilog and coverage-driven, constrained-random verification, is one of the industry's most comprehensive library of verification IP for the most important industry connectivity protocol standards, including USB, PCI, Serial ATA, Ethernet, AMBA and OCP.

  •
  DesignWare Cores are pre-designed and pre-verified digital logic and mixed-signal blocks that implement important industry connectivity protocol standards, including USB, certified Wireless USB, PCI, Serial ATA, DDR2, Ethernet and mobile storage standards.

  •
  Innovator Virtual Platform, which enables software development earlier in the device design process, helping accelerate time to market.

  Design for Manufacturing

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

  •
  CATS® mask data preparation product that takes a final IC design and "fractures" it into the physical features that will be included in the photomasks to be used in manufacturing.

  •
  Yield Management and Test Chip products allow access to fab defectivity and metrology data to better control random as well as systematic defects by addressing them at the design stage. This capability helps facilitate a more seamless progression of designs into manufacturing.

  Professional Services

        Synopsys provides a broad portfolio of consulting and design services covering all critical phases of the SoC development process. These services are tightly aligned with our products and solutions to advance customers' learning curves, help develop and deploy advanced methodologies, and accelerate the implementation of their chips. We offer customers a variety of engagement models to address their project-specific and long-term needs, from on-site assistance to full turnkey development.

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

        Software maintenance services include minor product enhancements, bug fixes and access to our technical support center for primary support. Software maintenance also includes access to SolvNet, our web-based support solution that gives customers access to Synopsys' complete design knowledge database. Updated daily, SolvNet includes documentation, design tips and answers to user questions. Customers can also engage, for additional charges, our worldwide network of applications consultants for additional support needs.

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

Support for Industry Standards

        We actively create and support standards that help our customers increase productivity, facilitate efficient design flows, improve interoperability of tools from different vendors, and ensure connectivity, functionality and interoperability of IP building blocks. Standards in the electronic design industry can be established by formal accredited organizations, from industry consortia, by company licensing made available to all, from de facto usage, or through open source licensing.

        Synopsys' products support over 60 standards, including the most commonly used hardware description languages: SystemVerilog, Verilog, VHDL, and SystemC. Our products utilize numerous industry standard data formats, application programming interfaces, and databases for the exchange of design data among our tools, other EDA vendor's products, and applications that customers develop internally. We also comply with a wide range of industry standards within our IP product family to ensure usability and interconnectivity.

Sales, Distribution and Backlog

        We market our products and services primarily through direct sales in the United States and principal foreign markets. We typically distribute our products and documentation to customers electronically, but provide physical media (i.e. CD-ROMs) when requested by the customer.

        We maintain sales/support centers throughout the United States. Outside the United States we maintain sales/support offices in Canada, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, the Netherlands, the People's Republic of China, Singapore, South Korea, Sweden, Taiwan, the United Arab Emirates and the United Kingdom. Our foreign headquarters is located in Dublin, Ireland. Our offices are further described under Part I, Item 2. Properties.

        In fiscal 2007, 2006 and 2005, an aggregate of 50%, 49% and 49%, respectively, of Synopsys' total revenue was derived from sales outside of the United States. Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data and is incorporated by reference here. Information relating to risks associated with foreign operations is described in Part I, Item 1A. Risk Factors—Conditions of foreign economies, foreign exchange rate fluctuations and the increasingly global nature of our operations could adversely affect our performance and Unfavorable tax law changes, an unfavorable government review of our tax returns or changes in our geographical earnings mix could adversely affect our effective tax rate and our operating results and is incorporated by reference here.

        Synopsys' aggregate backlog was approximately $2.5 billion on October 31, 2007, representing a 25% increase from backlog of $2.0 billion on October 31, 2006. This increase is primarily due to an increase in the weighted average length of our contracts caused by the extended length of a large customer agreement, as well as an increase in the number and size of orders received during fiscal 2007. Aggregate backlog includes deferred revenue, operational backlog and financial backlog. Deferred revenue represents that portion of orders for software products, license maintenance and other services which have been delivered and billed to the customer but on which the revenue has not yet been recognized. Operational backlog consists of orders for software products and maintenance that have not been shipped and orders for consulting services that have not yet been performed and accepted. Financial backlog consists of future installments not yet due and payable under existing time-based licenses and maintenance contracts. Backlog, particularly longer-term backlog, may not be a reliable predictor of our future sales as business conditions change and technologies evolve, and customers may seek to renegotiate their arrangements. For this and other reasons, we may not be able to recognize expected revenue from backlog when expected. We have not historically experienced material order cancellations.

        The following table summarizes the revenue attributable to our five common groupings, or platforms, established for management reporting purposes as a percentage of total revenue for the last three fiscal years. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance revenue, which represented approximately 6%, 9% and 14% of our total revenue in fiscal 2007, 2006 and 2005, respectively, to the products to which those support services related.

	FY 2007	FY 2006	FY 2005
Galaxy Design Platform	49%	52%	56%
Discovery Verification Platform	26%	24%	22%

Core EDA	75%	76%	78%
Intellectual Property	8%	8%	7%
Design for Manufacturing	12%	11%	10%
Professional Services and Other	5%	5%	5%

Consolidated	100%	100%	100%

        Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 11%, 11% and 13% of our total revenue for the fiscal 2007, 2006 and 2005, respectively.

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

        During fiscal 2007, 2006 and 2005, research and development expenses, excluding capitalized software development costs, were $379.2 million, $370.6 million and $320.9 million, respectively. Synopsys' capitalized software development costs were approximately $2.3 million, $3.5 million, and $3.0 million in fiscal 2007, 2006 and 2005, respectively.

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

        Our competitors include companies that offer a broad range of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation, and companies that offer products focused on one or more discrete phases of the IC design process, such as Magma Design Automation, Inc. In recent years, we have increasingly competed on the basis of payment terms and price. In some situations, in order to win business we must offer substantial discounts on our products due to competitive factors. In other situations, we may lose potential business to a competitor offering a lower price.

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

        In many cases, we provide our customers the right to "re-mix" a portion of the software they initially licensed for other specified Synopsys products. For example, a customer may use our front-end design products for a portion of the license term and then exchange such products for back-end placement software for the remainder of the term in order to complete the customer's IC design. This practice helps assure the customer's access to the complete design flow needed to design its product. The customer's re-mix of product, when so provided under the customer agreement, does not alter the timing of recognition of the license fees paid by the customer, which is governed by our revenue recognition policies. The ability to offer this right to customers often gives us an advantage over competitors who offer a narrower range of products, because customers can obtain more of their design flow from a single vendor. At the same time, because in such cases the customer need not obtain a new license and pay an additional license fee for the use of the additional products, the use of these arrangements could result in reduced revenue compared to licensing the individual products separately without re-mix rights.

        We currently offer our software products under various license types: renewable TSLs, term licenses and perpetual licenses. For a full discussion of these licenses, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates and Results of Operations—Revenue Background.

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

Proprietary Rights

        Synopsys primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect its proprietary rights. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We currently hold United States and foreign patents on some of the technologies included in our products and will continue to pursue additional patents in the future.

        In many cases, under our customer agreements and other license agreements, we offer to indemnify our customer if the licensed products infringe on a third party's intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously defend against it.

Employees

        As of October 31, 2007, Synopsys had 5,196 employees, with 2,781 based in North America and 2,415 based outside of North America.

Acquisitions in Fiscal 2007

        For information about acquisitions we completed during fiscal 2007, please see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Note 3 of Notes to Consolidated Financial Statements which information is incorporated by reference here.

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

        Additional competitive challenges include the following:

  •
  Price continues to be a competitive factor.    We believe that some EDA vendors are increasingly offering discounts, which could be significant. If we are unable to match a competitor's pricing for a particular solution, we may lose business, which could have a material adverse effect on our financial condition and results of operations, particularly if the customer chooses to consolidate all or a substantial portion of their other EDA purchases with the competitor.

  •
  Technology in the EDA industry evolves rapidly.    Accordingly, we must correctly anticipate and lead critical developments, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products. If we fail to do so, our business will be materially and adversely affected.

  •
  To compete effectively, we believe we must offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance.    We have invested significant resources into further development of our Galaxy Design Platform, integration of our Discovery Verification Platform and enhancement of its SystemVerilog and other advanced features and development of our Design for Manufacturing and IP portfolios. We can provide no assurance that our customers will find these tool and IP configurations more attractive than our competitors' offerings or that our efforts to balance the interests of integration versus individual product performance will be successful.

  •
  Payment terms are also an important competitive factor and are aggressively negotiated by our customers.    Payment terms on time-based licenses have generally lengthened over time. Longer payment terms could continue in the future, which would negatively affect our future operating cash flow.

  •
  Potential consolidation of competitors.    If any of our competitors consolidate, they may be able to exert additional market power and/or offer lower pricing, either of which would make it more difficult to compete successfully.

        Lack of growth in new IC design starts, industry consolidation and other potentially long-term trends may adversely affect the EDA industry, including demand for our products and services.

        The increasing complexities of SoCs and ICs, and customers' concerns about managing cost and risk have also led to the following potentially long-term negative trends:

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

  •
  Due to factors such as increased globalization, cost controls among customers appear to have become more permanent, adversely impacting our customers' EDA spending.

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

        For example, in September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying misstatements and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. We adopted the provisions of SAB 108 in the fourth quarter of fiscal 2007 and as a result recognized a one-time adjustment of approximately $14.9 million to retained earnings.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses recognizing and measuring uncertain tax positions. FIN 48 will be effective for Synopsys beginning in the first quarter of fiscal year 2008. Upon adoption of FIN 48, we are required to make an adjustment to opening retained earnings for the impact of adoption as well as adjust certain balance sheet amounts to conform with the new standard. While we are in the process of completing our review of FIN 48, we do not expect the adoption of FIN 48 to have a material impact on our retained earnings or our results of operations for fiscal year 2008. However, certain reclassifications to our assets and liabilities may be required.

        We have received a Revenue Agent's Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income. An adverse outcome could have a material effect on our results of operations and financial condition.

        On June 8, 2005, we received a Revenue Agent's Report ("RAR") in which the Internal Revenue Service ("IRS") proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We strongly believe the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to this proposed IRS adjustment. On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, we reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which we expect will take several more months, but we believe that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then we have already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while we believe we are still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

        Unfavorable tax law changes, an unfavorable government review of our tax returns or changes in our geographical earnings mix or forecasts of foreign source income could adversely affect our effective tax rate and our operating results.

        Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense.

        Our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. In the third quarter of fiscal year 2006, the IRS started an examination of our federal income tax returns for the fiscal years 2002 through 2004. As of October 31, 2007, the examination is still in progress and no adjustments have been proposed by the IRS which would require an adjustment to the tax provision. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in the audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit, there could be a material adverse effect on our income tax provision and net income in the period or periods for which that determination is made.

        We have large operations both in the United States and in multiple foreign jurisdictions with a wide range of statutory tax rates. Certain foreign operations are subject to temporary favorable foreign tax rates. Therefore, any changes in our geographical earning mix in various tax jurisdictions and expiration of foreign tax rulings could materially increase our effective tax rate. Furthermore, we maintain deferred tax assets related to federal foreign tax credits and our ability to use these credits is dependent upon having sufficient future foreign source income in the United States. Changes in our forecasts of such future foreign source income could result in an adjustment to the deferred tax asset and a related charge to earnings which could materially affect our financial results.

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

        From time to time, we provide guidance related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. Downward adjustments of our guidance or the failure to meet our guidance or the expectations of research analysts would cause the market price of our common stock to decline.

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

  •
  Our revenue and earnings targets over a number of fiscal periods assume a certain level of orders and a certain mix between upfront and time-based licenses. The amount of orders received and changes in the mix due to factors such as the level of overall license orders, customer demand, customer payment terms and ship dates could have a material adverse effect on our revenue and earnings. For example, if we ship more upfront licenses than expected during any given fiscal period, our revenue and earnings for that period could be above our targets even if orders are below target; conversely, if we ship fewer upfront licenses than expected, our revenue and earnings for that period could fall below our targets even if orders meet or even exceed our target. Similarly, if we receive a lower-than-expected level of time-based license orders during a given period, our revenue in future periods could be negatively affected.

  •
  We may be required to implement a number of cost control measures in order to meet our externally-communicated financial targets, any of which could fail to result in the anticipated cost savings or could adversely affect our business.

  •
  The market for EDA products is dynamic and depends on a number of factors including consumer demand for our customers' products, customer R&D and EDA tool budgets, pricing, our competitors' product offerings and customer design starts. It is difficult to predict in advance the effect of these and other factors on our customers' demand for our products on a medium or long term basis. As a result, actual future customer purchases could differ materially from our forecasts which, in turn, could cause our actual revenue to be materially different than our publicly- disclosed targets.

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

  •
  We rely on a small number of customers for a large portion of our revenue and the loss of one of such customers could have an adverse effect on our subsequent revenue and/or earnings;

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

        SoC and IC functionality continues to increase while feature widths decrease, substantially increasing the complexity, cost and risk of IC design and manufacturing. To address greater complexity, semiconductor designers and manufacturers demand continuous innovation from EDA suppliers. At the same time, as a general business trend, we believe some customers and potential customers are seeking to buy more products from fewer suppliers and at reduced overall prices in an effort to reduce overall cost and risk. In order to succeed in this environment, we must successfully meet our customers' technology requirements, while also striving to reduce their overall costs and our own operating costs. Failure to manage these conflicting demands successfully would materially and adversely affect our financial condition and results of operations.

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

        Conditions of foreign economies, foreign exchange rate fluctuations and the increasingly global nature of our operations could adversely affect our performance.

        During fiscal 2007 and 2006, we derived 50% and 49% of our revenue from outside the United States; going forward, we expect our overall orders and revenue targets will continue to depend on substantial contributions from customers outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any deterioration of foreign economies or foreign currency exchange rates would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

        Our operating results are also affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when the U.S. dollar weakens relative to other currencies, including the Euro, the Japanese yen and the Canadian dollar, as a result of the conversion of revenue and expenses of our foreign operations denominated in foreign currencies into the dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge some foreign currency exposures of our business, we are unable to hedge all of our currency exposures, and there can be no assurance our hedging activities will completely mitigate our foreign currency risks.

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

        Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe on a third party's intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, in March 2007, we settled a matter with Magma Design, Inc. in which both parties claimed patent infringement. As part of the settlement, Magma paid us an aggregate of $12.5 million. We are also currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously defend against it.

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

        Our success depends in part upon protecting our proprietary technology. To protect this technology, we rely on agreements with customers, employees and others and on intellectual property laws worldwide. We can provide no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Moreover, some foreign countries do not currently provide effective legal protection for intellectual property; our ability to prevent the unauthorized use of our products in those countries is therefore limited. We have a policy of aggressively pursuing action against companies or individuals that wrongfully appropriate or use our products and technologies. For example, we are pursuing anti-piracy cases against certain companies located in China. However, there can be no assurance that these actions will be successful. If we do not obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, or cannot fully defend our intellectual property rights in some jurisdictions, our business, financial condition and results of operations would be materially and adversely affected. In addition, intellectual property litigation is lengthy, expensive and uncertain and legal fees related to such litigation may reduce our net income.

        Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our costs and the risk of noncompliance, which could have an adverse effect on our stock price.

        We are subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, Nasdaq and the Public Company Accounting Oversight Board. Many of these regulations continue to evolve, making compliance more difficult and uncertain. In addition, our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

        In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal control over financial reporting and auditor attestation of our internal control over financial reporting in our annual reports. This effort has required, and will continue to require in the future, the commitment of significant financial and managerial resources. Any failure to complete a favorable assessment and obtain an unqualified opinion from our auditors could have a material adverse effect on our stock price.

        A failure to timely recruit and retain key employees would have a material adverse effect on our business.

        To be successful, we must attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense. Our employees are often recruited aggressively by our competitors and our customers. In addition, a reorganization of our operations to better address customer needs, improve operational efficiency or reduce expenses may lead to the loss of key employees. Any failure to recruit and retain key technical, sales and managerial employees would have a material adverse effect on our business, results of operations and financial condition.

        We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. There is growing pressure on public companies from stockholders, who must approve any increases in our equity pool, generally to reduce our overhang or amount of outstanding and unexercised stock options. In addition, recent accounting rules that require us to recognize on our income statement compensation expense from employee equity grants and our employee stock purchase plan have increased pressure to limit equity grants. These factors may make it more difficult for Synopsys to grant attractive equity-based packages in the future, which could adversely impact our ability to attract and retain key employees.

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

  Catastrophic events may disrupt our business.

        We rely on our network infrastructure and enterprise applications, and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers' orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. We believe we have developed sufficient disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

United States Facilities

        Our principal offices are located in four adjacent buildings in Mountain View, California, which together provide approximately 400,000 square feet of available space. This space is leased through February 2015. We occupy approximately 200,000 square feet of space in two adjacent buildings in Sunnyvale, California under lease through October 2012, and approximately 72,000 square feet of space in a third building in Sunnyvale under lease through April 2012. We use these buildings for administrative, marketing, research and development, sales and support activities. In addition, we lease approximately 80,000 square feet of space in Marlboro, Massachusetts for sales and support, research and development and customer education activities. This facility is leased through January 2009. We currently lease 20 other offices throughout the United States, primarily for sales and support activities.

        We own two buildings totaling approximately 230,000 square feet on approximately 43 acres of land in Hillsboro, Oregon, one of which is currently vacant. The other is used for administrative, marketing, research and development and support activities.

        We own a third building in Sunnyvale, California with approximately 120,000 square feet, which is leased to a third party through April 2009. We also own 13 acres of undeveloped land in Marlboro, Massachusetts.

International Facilities

        We lease approximately 45,000 square feet in Dublin, Ireland for our foreign headquarters and for research and development purposes. In addition, we lease foreign sales and service offices in Canada, Denmark, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, the Netherlands, the People's Republic of China, Singapore, South Korea, Sweden, Taiwan and the United Kingdom. We also lease research and development facilities in Armenia, Canada, Chile, France, Germany, India, the Netherlands, the People's Republic of China, Russia, South Korea, Switzerland, Taiwan and the United Kingdom.

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

Item 3.    Legal Proceedings

  IRS Revenue Agent's Report

        On June 8, 2005, we received a Revenue Agent's Report ("RAR") in which the Internal Revenue Service ("IRS") proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We strongly believe the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to this proposed IRS adjustment.

        On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, we reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which we expect will take several more months, but we believe that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then we have already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while we believe we are still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Executive Officers of the Registrant

        The executive officers of Synopsys and their ages as of December 6, 2007, were:

Name	Age	Position
Aart J. de Geus	53	Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	58	President and Chief Operating Officer
Brian M. Beattie	54	Chief Financial Officer
John Chilton	50	Senior Vice President, Marketing and Business Development Group
Janet S. Collinson	47	Senior Vice President, Human Resources and Facilities
Antun Domic	56	Senior Vice President and General Manager, Implementation Group
Manoj Gandhi	47	Senior Vice President and General Manager, Verification Group
Deirdre Hanford	45	Senior Vice President, Global Technical Services
Paul Lo	48	Senior Vice President and General Manager, Analog/Mixed Signal Group
Joseph W. Logan	48	Senior Vice President, Worldwide Sales
Brian E. Cabrera	42	Vice President, General Counsel and Secretary
Joachim Kunkel	49	Vice President and General Manager, Systems and IP Group

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

        Deirdre Hanford has served as Senior Vice President, Global Technical Services since September 2006. Prior to that time, she was Senior Vice President of Worldwide Applications Services from December 2002 to September 2006 and Senior Vice President, Business and Market Development from September 1999 to December 2002. From October 1998 until September 1999, she served as Vice President, Sales for Professional Services and prior to that as Vice President, Corporate Applications Engineering from April 1996 to September 1999. Ms. Hanford received a B.S.E.E. from Brown University and an M.S.E.E. from University of California at Berkeley. Ms. Hanford is the Chairperson of the American Electronics Association's national board of directors.

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

        Brian E. Cabrera has served as Vice President, General Counsel and Secretary since June 2006. Prior to that, he was Senior Vice President, General Counsel and Secretary at Callidus Software, a provider of enterprise incentive management software systems, from August 1999 through June 2006. Prior to Callidus, Mr. Cabrera held senior legal positions at PeopleSoft, Inc., an enterprise software company, Netscape Communications, Inc., an internet software company, and Silicon Graphics, Inc., a computer hardware manufacturer. Mr. Cabrera holds a B.A. in Political Science and Philosophy and a Masters in Public Administration from the University of Southern California, as well as a Juris Doctorate from the University of Southern California Law School.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

        Our common stock trades on the Nasdaq Global Select Market under the symbol "SNPS." The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the Nasdaq Global Select Market.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2007:
High	$27.45	$28.25	$28.42	$28.64
Low	$22.12	$24.33	$24.00	$23.40
2006:
High	$21.83	$22.96	$21.90	$22.50
Low	$18.44	$21.04	$17.18	$17.53

        As of October 31, 2007, there were approximately 475 shareholders of record. To date, Synopsys has paid no cash dividends on its capital stock and has no current intention to do so. Synopsys' credit facility contains financial covenants requiring us to maintain certain specified levels of cash and cash equivalents. Such provisions could have the effect of preventing us from paying dividends in the future.

Stock Repurchase Program

        The table below sets forth information regarding repurchases of Synopsys' common stock by Synopsys during the three months ended October 31, 2007.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
August 5, 2007 through September 8, 2007	438,100	$24.7242	438,100	$429,773,919
Month #2
September 9, 2007 through October 6, 2007	—	—	—	$429,773,919
Month #3
October 7 through November 3, 2007	—	—	—	$429,773,919

Total	438,100	$24.7242	438,100	$429,773,919

(1)
All months shown are Synopsys' fiscal months.

        All shares were purchased pursuant to a $500.0 million stock repurchase program approved by Synopsys' Board of Directors and announced on December 1, 2004 which was replenished to $500.0 million on March 22, 2007 and announced on March 27, 2007. Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors.

Performance graph

        The following graph compares the 5-year total return to shareholders of our common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Information Technology Index. The

graph assumes that $100 was invested on October 31, 2002 in us and in each of the indexes and that all dividends were reinvested. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Synopsys, Inc., The S&P 500 Index
And The S&P Information Technology Index

* $100 invested on 10/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending October 31.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

        The information presented above in the stock performance graph shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

Item 6.    Selected Financial Data

	Fiscal Year Ended October 31,(1)(2)
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Revenue(2)	$1,212,469	$1,095,560	$991,931	$1,092,104	$1,176,983
Income (loss) before provisions for income taxes(3)	165,799	43,719	(7,789)	91,592	218,989
Provision (benefit) for income taxes	35,308	18,977	9,325	16,508	74,568
Net income (loss)	130,491	24,742	(17,114)	75,084	144,421
Net income (loss) per share (4):
Basic	0.91	0.17	(0.12)	0.49	0.95
Diluted	0.87	0.17	(0.12)	0.47	0.91
Working capital	296,463	23,394	130,552	169,904	433,343
Total assets(5)	2,617,337	2,157,822	2,133,424	2,087,567	2,300,916
Long-term debt	—	—	7,265	7,443	7,219
Stockholders' equity(5)	1,436,393	1,163,167	1,210,637	1,258,455	1,426,069

(1)
Synopsys has a fiscal year that ends on the Saturday nearest October 31. Fiscal 2007 was a 53-week fiscal year. Fiscal 2006, 2005, 2004, and 2003 were 52-week years. Fiscal 2008 will be a 52-week fiscal year.

(2)
Includes results of operations from acquired businesses from the date of acquisition which information is incorporated by reference here. See Note 3 of Notes to Consolidated Financial Statements.

(3)
Includes $12.5 million litigation settlement award received from Magma Automation Design (Magma) during fiscal year 2007, and $33.0 million litigation settlement gain relating to the acquisition of Nassda Corporation (Nassda) during fiscal year 2005.

(4)
Per share data for all periods presented have been adjusted to reflect Synopsys' two-for-one stock split completed on September 23, 2003.

(5)
Includes a $14.9 million adjustment to the beginning balance of fiscal 2007 retained earnings as a result of adoption of SAB 108. The adoption of SAB 108 also impacted property and equipment, net, long-term deferred income taxes and capital in excess of par value. See Note 2 of Notes to Consolidated Financial Statements which information is incorporated by reference here.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 7 and by the risk factors set forth in Item 1A of this Report. Please also see the cautionary language at the beginning of Part 1 of this Report regarding forward- looking statements.

  Business Environment

        We generate substantially all of our revenue from customers in the semiconductor and electronics industries. Our customers typically fund purchases of our software and services largely out of their research and development (R&D) budgets and, to a lesser extent, their manufacturing and capital budgets. As a result, our customers' business outlook and willingness to invest in new and increasingly complex chip designs heavily influence our business.

        Since the 2000 through 2002 semiconductor downturn and subsequent recovery, our customers have focused significantly on expense reductions, including in their R&D budgets. This expense outlook has affected us in a number of ways. First, some customers have reduced their EDA expenditures by decreasing their level of EDA tool purchases, using older generations of EDA products or by not renewing maintenance services. Second, customers bargain more intensely on pricing and payment terms, which has affected revenues industry-wide. For example, customers' desire to conserve cash by paying for licenses over time resulted in us shifting our business model in the fourth quarter of 2004 to a model in which a substantial portion of our software license revenue in any particular period results from revenue recognized over time rather than upfront at the time of shipment. This shift adversely affected our total revenue in fiscal 2005 and 2006. Third, some customers are consolidating their EDA purchases with fewer suppliers in order to lower their overall cost of ownership while at the same time meeting new technology challenges. This has increased competition among EDA vendors.

        Recognizing that our customers will continue to spend cautiously and will work to aggressively contain costs, we are intensely focused on improving our customers' overall economics of design by providing more fully integrated design solutions and offering customers the opportunity to consolidate their EDA spending with us. Over the long term, we believe EDA industry spending growth will continue to depend on growth in semiconductor R&D spending and on continued growth in the overall semiconductor market.

  Fiscal 2007 Financial Performance Summary

  •
  Total revenue was $1,212.5 million, up 11% from $1,095.6 million in fiscal 2006. This increase is primarily attributable to increased bookings of TSLs in prior periods which increase time-based revenue recognized in later periods, reflecting the business model shift in the fourth quarter of fiscal 2004.

  •
  Time-based license revenue of $1,004.0 million, up 15% from $874.9 million in fiscal 2006, is attributable to increased bookings of TSLs in prior periods which increase time-based revenue recognized in later periods, reflecting the business model shift in the fourth quarter of fiscal 2004.

  •
  Upfront license revenue of $67.5 million, up 7% from $63.1 million in fiscal 2006, reflects fluctuations in customer license type requirements for licenses generating upfront revenue.

  •
  We derived approximately 94% of our software license revenue from license arrangements generating time-based revenues, maintenance and services, and 6% from licenses generating upfront revenue in fiscal 2007, versus approximately 93% and 7%, respectively, in fiscal 2006. This reflects our adherence to our business model.

  •
  Maintenance revenue was $72.2 million, down 30% from $103.1 million in fiscal 2006. This decrease in maintenance revenue is primarily attributable to the business model shift and the transition to more TSLs for which maintenance is bundled and not charged separately. The decline is also attributable, to a lesser extent, by the non-renewal of maintenance by some of our existing perpetual license customers. Professional service and other revenue of $68.7 million up 26% from $54.5 million in fiscal 2006, increased primarily due to the timing and acceptance of performed milestones under existing service contracts.

  •
  Net income was $130.5 million compared to $24.7 million in fiscal 2006. The increase in net income is primarily due to increased bookings of TSLs in prior periods, which increased revenue in the current period, as well as cost control efforts.

  •
  We repurchased approximately 5.7 million shares of our common stock at an average price of $26.54 per share for a total of approximately $151.6 million.

  •
  Net cash provided by operations increased 111% to $433.5 million in fiscal 2007 from $205.9 million in fiscal 2006. This increase is attributable mainly to higher net income, increased collections as a result of payments received from a significant customer, a litigation settlement of $12.5 million received from Magma Design Automation (Magma), decreased commission payments, and timing of payments to vendors.

  Fiscal 2007, 2006 and 2005 Acquisitions

        We have acquired a number of companies or their assets in recent years, and as part of our efforts to expand our product and services offerings we expect to make additional acquisitions in the future. Below is a list of our principal acquisitions during the last three fiscal years. See Note 3 of Notes to

Consolidated Financial Statements for further information on our acquisitions, which information is incorporated by reference here.

Fiscal 2007
ArchPro Design Automation, Inc.	Provides low power verification technologies designed to help customers address power management challenges in multi-voltage designs.
Assets of MOSAID Technologies Inc.	Increases the breadth of Synopsys' offerings in standards-based connectivity intellectual property by adding a line of double data rate (DDR2) memory controllers and related products.
Sandwork Design, Inc.	Acquisition provided tools to efficiently analyze and debug complex analog and mixed signal systems-on-chips, complementing Synopsys' existing simulation solutions.
Fiscal 2006
HPL Technologies, Inc.	Provides design for manufacturing software that links directly into the semiconductor manufacturing process.
Virtio Corporation, Inc.	Virtio's technology allows "virtual prototyping" of a complete system, enabling customers to develop the necessary system software elements earlier, helping accelerate systems to market.
Sigma-C Software AG	Acquisition delivered simulation software that helps increase IC wafer yields by allowing Synopsys' customers to perform more accurate design layout analysis.
Fiscal 2005
ISE Integrated Systems Engineering AG
ISE's Technology Computer Aided Design (TCAD) software performs process and device and circuit simulation, helping semiconductor manufacturers shorten the time needed to design chips and to test those designs prior to actual manufacturing.
Nassda Corporation	Acquisition provided full-chip circuit simulation and analysis software for mixed-signal and memory products, an emerging IC category.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial results under the heading "Result of Operations" below are based on our audited consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates. For further information on our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

        The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

  •
  Revenue recognition;

  •
  Valuation of share-based compensation;

  •
  Valuation of intangible assets; and

  •
  Income taxes

  Revenue Recognition

        We recognize revenue from software licenses and related maintenance and service revenue. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.

        We have designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended.

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

        For the three software license types, we recognize revenue as follows:

  •
  TSLs.    We typically recognize revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as "time-based revenue" in the statement of operations.

  •
  Term Licenses.    We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as "upfront license revenue" in the statement of operations. For term licenses in which less than 75% of the term license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as "time-based revenue" in the statement of operations.

  •
  Perpetual Licenses.    We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as "upfront revenue" in the statement of operations. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize the revenue as customer installments become due and payable. Revenue attributable to these perpetual licenses is reported as "time-based revenue" in the statement of operations.

        In addition, we recognize revenue from maintenance fees associated with term and perpetual licenses ratably over the maintenance period and recognize revenue from professional service and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as "service revenue" in the statement of operations.

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

  •
  Delivery Has Occurred.    We deliver software to our customers physically or electronically. For physical deliveries, the standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes, or "license keys," that allow the customer to take immediate possession of the software by downloading it to the customer's hardware. We generally ship our software products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and our operational capacity to fulfill software license orders at the end of a quarter.

  •
  The Fee is Fixed or Determinable.    Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement's payment terms. Our standard payment terms for perpetual and term licenses require 75% or more of the arrangement fee to be paid within one year. If the arrangement includes these terms, we regard the fee as fixed or determinable, and recognize all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, we recognize revenue ratably even if the fee is fixed or determinable, due to the fact that VSOE for maintenance services does not exist for a TSL and due to revenue recognition criteria relating to arrangements that include rights to exchange products or receive unspecified future technology.

  •
  Collectibility is Probable.    We judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments to us, we evaluate the customer's financial position and ability to pay and typically assign a credit limit based on that review. We increase the credit limit only after we have established a successful collection history with the customer. If we determine at any time that collectibility is not probable under a particular arrangement based upon our credit review process or the customer's payment history, we recognize revenue under that arrangement as customer payments are actually received.

        Valuation of Share-Based Compensation.    We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)). Under SFAS No. 123(R), stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and the risk-free interest rates. We estimate the expected volatility by a combination of implied volatility for publicly traded options of our stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of our share-based awards. We determine the expected term of our share-based awards based on historical experience. In addition, judgment is also required in estimating the forfeiture rate on share-based awards. We calculate the expected forfeiture rate based on average historical trends. These input factors are subjective and are determined using management's judgment. If a difference arises between the assumptions used in determining share-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining future share-based compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

        Valuation of Intangible Assets.    We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer-installed base/relationships, trademarks and trade names, covenants not to compete, customer backlog, capitalized software and other intangibles. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2007. As of October 31, 2007, the carrying amount of our intangible assets, net was $78.8 million.

        Income Taxes.    We calculate our current and deferred tax provisions in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Our estimates and assumptions used in such provisions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified and resolved.

        We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of $337.7 million that are recorded on our balance sheet will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

        Included in our net deferred tax assets are federal foreign tax credits of $65.5 million of which $60.3 million will expire from fiscal 2013 through 2017 and the remaining $5.2 million in foreign tax credits from acquired companies, which have a valuation allowance of $2.4 million, will expire between fiscal 2008 and 2011. Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. Our ability to maintain the deferred tax credit requires significant judgment in forecasting our future foreign source income.

        We have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide for taxes on such excess amount. As of October 31, 2007, there was approximately $127.6 million of earnings upon which U.S. income taxes have not been provided.

        In addition, the calculation of tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for potential additional taxes. If we ultimately determine that payment of these amounts is unnecessary, we would reverse the liability and recognize the tax benefit in the period in which we determine that the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, we would record an additional charge to earnings. See Results of Operations—Income Taxes—IRS Revenue Agent's Report, below, and Note 9 of Notes to Consolidated Financial Statements for a discussion of a Revenue Agent's Report from the Internal Revenue Service (IRS) we received in June 2005 asserting a very large net increase to our U.S. tax arising from the audit of fiscal years 2000 and 2001.

Results of Operations

  Revenue Background

        We generate our revenue from the sale of software licenses, maintenance and professional services. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses and services at varying times. In most instances, we recognize revenue on a TSL software license order quarterly over the license term and on a term or perpetual software license order in the quarter in which the license is shipped. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Maintenance orders normally bring in revenue ratably over the maintenance period (normally one year). Professional service orders generally turns into revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

        Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service revenue for the period. We derive time-based license revenue in any quarter almost entirely from TSL orders received and delivered in prior quarters. We derive upfront license revenue directly from term and perpetual license orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue primarily from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked.

        Our license revenue is very sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, perpetual licenses and term licenses with greater than 75% of the license fee due within one year from shipment typically generate current quarter revenue but no future revenue (e.g., a $120,000 order for a perpetual license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue).

  Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2007	2006	2005	2006 to 2007		2005 to 2006
(dollars in millions)
$1,212.5	$1,095.6	$991.9	$116.9	11%	$103.7	10%

        The increase in total revenue for fiscal 2007 compared to fiscal 2006 was primarily due to (1) increased bookings of licenses generating time-based revenue reflecting the business model shift in the fourth quarter of fiscal 2004 and the transition to more TSLs in prior periods that continue to contribute to time-based license revenue in later periods, and (2) the fact that fiscal 2007 had 53 weeks compared to 52 weeks in fiscal 2006, resulting in one week's additional time-based revenue being recognized in fiscal 2007. The increase was partially offset by a decrease in maintenance and service revenue. In future periods when each of the comparative periods refects full maturity of our business model shift to a model with substantially more time-based revenue, we expect that the model change itself will no longer contribute to the increases in total revenue or time-based revenue.

        The increase in total revenue for fiscal 2006 compared to fiscal 2005 was due primarily to an increase in time-based license revenue from orders booked in prior periods which more than offset a decrease in maintenance and service revenue during the fiscal 2006.

  Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollars in millions)
	$1,004.0	$874.9	$743.7	$129.1	15%	$131.2	18%
Percentage of total revenue	83%	80%	75%

        The increase in time-based revenue for fiscal 2007 compared to fiscal 2006 was primarily due to (1) increased bookings of TSLs in prior periods which increased time-based revenue recognized in later periods, (2) the business model shift in the fourth quarter of fiscal 2004 and transition to more TSLs in prior periods that continue to contribute to time-based license revenue in later periods, and (3) the fact that fiscal 2007 had 53 weeks compared to 52 weeks in fiscal 2006, resulting in one week's additional time-based revenue being recognized in fiscal 2007. In future periods when each of the comparative periods refects full maturity of our business model shift to a model with substantially more time-based revenue, we expect that the model change itself will no longer contribute to the increases in total revenue or time-based revenue.

        The increase in time-based license revenue in fiscal 2006 compared to fiscal 2005, primarily reflects the continuation of our highly time-based revenue model, under which previously booked orders continue to contribute to revenue in later periods, combined with increased business levels in earlier quarters.

  Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollars in millions)
	$67.5	$63.1	$60.5	$4.4	7%	$2.6	4%
Percentage of total revenue	6%	6%	6%

        The slight increase in upfront license revenue for fiscal 2007 compared to fiscal 2006 and for fiscal 2006 compared to fiscal 2005 was primarily due to changes in customer license type requirements during the year and did not change significantly which is consistent with our shift towards TSLs.

  Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollars in millions)
Maintenance revenue	$72.2	$103.1	$136.3	$(30.9)	(30)%	$(33.2)	(24)%
Professional service and other revenue	68.7	54.5	51.4	14.2	26%	3.1	6%

Total	$140.9	$157.6	$187.7	$(16.7)	(11)%	$(30.1)	(16)%

Percentage of total revenue	11%	14%	19%

        Our maintenance revenue has declined in fiscal 2007 compared to fiscal 2006 and in fiscal 2006 compared to fiscal 2005, primarily due to our shift towards TSLs, which bundles maintenance with the license fee and thus generates no separately recognized maintenance revenue, as well as non-renewal of maintenance by some customers on perpetual or term licenses. Some customers may choose in the future not to renew maintenance on perpetual or term licenses for economic or other factors, which would also adversely affect future maintenance revenue.

        Professional service and other revenue increased in fiscal 2007 compared to fiscal 2006 and in fiscal 2006 compared to fiscal 2005 due to timing and acceptance of performance milestones under existing service contracts.

Events Affecting Cost of Revenues and Operating Expenses

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

        53 Week Fiscal Year.    Fiscal 2007 is a 53 week fiscal year compared to a 52 week in fiscal years 2006 and 2005.

  Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollars in millions)
Cost of license revenue	$146.4	$129.0	$102.3	$17.4	13%	$26.7	26%
Cost of maintenance and service revenue	64.4	66.0	70.8	(1.6)	(2)%	(4.8)	7%
Amortization of intangible assets	23.5	28.5	81.5	(5.0)	(18)%	(53.0)	(65)%

Total	$234.3	223.5	254.6	$10.8	5%	$(31.1)	(12)%

Percentage of total revenue	19%	20%	26%

        We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue, and amortization of intangible assets. We segregate expenses directly associated with providing consulting and training from cost of license revenue associated with internal functions which provide license delivery and post-customer contract support services. We then allocate these group costs between cost of license revenue and cost of maintenance and service revenue based on license and service revenue reported during the quarter.

        Cost of license revenue.    Cost of license revenue includes costs associated with the sale and licensing of our software products. Additionally, cost of license revenue also includes allocated costs of license delivery, such as employee salaries and benefits related to software delivery, software production costs, product packaging, amortization of capitalized software development costs, documentation and royalties to third party vendors.

        Cost of maintenance and service revenue.    Cost of maintenance and service revenue includes employee salary and benefits for consulting professionals and associated costs to maintain the infrastructure necessary to operate our services and training organization. Further, cost of maintenance and service revenue also includes allocated costs which provide post customer contract services such as employee salary and benefits related to customer services, such as hotline and on-site support, production services and documentation of maintenance updates.

        Amortization of intangible assets.    See Amortization of Intangible Assets below for information regarding the amount of amortization charged to cost of revenue for the relevant periods.

        The increase in total cost of revenue in fiscal 2007 compared to fiscal 2006 was primarily due to (1) an increase of $12.6 million in compensation and employee benefits due to our increased personnel costs and as a result of acquisitions in fiscal 2007 and in late fiscal 2006, (2) an increase of $1.2 million in direct costs as a result of increased shipments during fiscal 2007, (3) 53 weeks of costs in fiscal 2007 instead of 52 weeks in fiscal 2006, and (4) $1.0 million increase in human resources, information technology and facilities costs, allocated to this line item. This increase was partially offset by a decrease of $5.0 million in amortization of certain intangible assets as a result of intangible assets acquired in prior years becoming fully amortized during fiscal 2007.

        The decrease in total cost of revenue in fiscal 2006 compared to fiscal 2005 was primarily due to the decrease of $53.0 million in amortization of intangible assets resulting from completion of amortization of certain intangible assets primarily acquired in the acquisition of Avant! Corporation in June 2002. This decrease was partially offset by increases of (1) recognition of $9.2 million in share-based compensation expense due to adoption of SFAS 123(R), (2) $6.1 million in compensation and employee benefits due to our increased personnel costs and as a result of acquisitions including $1.0 million in compensation to former Integrated Systems Engineering AG employees based on achievement of certain sales and employee retention milestones, and (3) $5.8 million in corporate allocated expenses including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses.

  Operating Expenses

  Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollars in millions)
	$379.2	$370.6	$320.9	$8.6	2%	$49.7	15%
Percentage of total revenue	31%	34%	32%

        The increase in research and development expense in fiscal 2007 compared to fiscal 2006 was primarily due to an increase of $17.5 million in increased personnel and related costs as a result of acquisitions in fiscal 2007 and in late fiscal 2006, in addition to an extra week of expense in fiscal 2007. This increase was partially offset by (1) a decrease of $3.8 million in share-based compensation expense, (2) a decrease of $4.8 million in general operational activities such as expenses for travel, entertainment, communications, depreciation, and (3) to a lesser extent by reductions in corporate-wide allocable expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006.

        The increase in research and development expense in fiscal 2006 compared to fiscal 2005 was primarily due to: (1) recognition of $28.0 million in share-based compensation expense due to adoption of SFAS 123(R), (2) an increase of $12.6 million in research and development personnel-related costs as a result of acquisitions including $4.5 million in compensation due to former ISE employees now employed by Synopsys based upon achievement of certain sales and employee retention milestones, and (3) an increase of $8.9 million in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased corporate-wide allocable expenses.

  Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollars in millions)
	$349.4	$330.4	$333.6	$19.0	6%	$(3.2)	(1)%
Percentage of total revenue	29%	30%	34%

        The increase in sales and marketing expense in fiscal 2007 compared to fiscal 2006 was primarily due to (1) an increase of $13.3 million in variable compensation as a result of increased shipments, and (2) an increase of $11.3 million in sales and marketing personnel related costs, employee functions and an extra week of expense in fiscal 2007. This increase was partially offset by a decrease of $3.3 million in general operation activities such as travel, entertainment, communications, depreciation and a $2.8 million reduction in corporate-wide allocable expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2006.

        The decrease in sales and marketing expense in fiscal 2006 compared to fiscal 2005 was primarily due to (1) a $10.6 million reduction in variable compensation driven by shipments, (2) a $2.4 million reduction in sales and marketing personnel-related costs due to reductions in headcount, and (3) the absence in fiscal 2006 of $6.4 million in costs associated with a reduction in force made during fiscal 2005. This decrease was partially offset by (1) recognition of $16.2 million in share-based compensation expense due to adoption of SFAS 123(R), and (2) an increase of $1.2 million in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item compared to the same period in fiscal 2005 as a result of increased allocable expenses.

  General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollars in millions)
	$101.7	$112.9	$105.0	$(11.2)	(10)%	$7.9	8%
Percentage of total revenue	8%	10%	11%

        The decrease in general and administrative expense in fiscal 2007 compared to fiscal 2006 was primarily due to (1) a decrease of $8.6 million in expenses related to professional services primarily for legal, Sarbanes-Oxley Act compliance, tax and audit matters, (2) a decrease of $3.2 million in depreciation expense as a result of improving efficiencies in our operations and cost control efforts, and (3) a gain of $4.3 million, net of related expenses, for a land sale recorded as an offset to expense under this line. These decreases were offset by (1) an increase of $2.9 million in expense related to facility operations and (2) a net increase of $2.3 million in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item.

        The increase in general and administrative expense in fiscal 2006 compared to fiscal 2005 was primarily due to (1) a recognition of $9.5 million in share-based compensation expense due to adoption of SFAS 123(R), (2) an increase of $3.1 million in facilities costs and property taxes, (3) an increase of $9.7 million in professional services expenses related to litigation matters, audit services, Sarbanes Oxley Act compliance and tax services, (4) an increase of $3.2 million as a result of reduction in bad debt reserve taken in fiscal 2005 in excess of those taken in fiscal 2006, and (5) an increase of $2.2 million in telecommunication and networking expenses. These increases were partially offset by (1) $3.2 million decrease in compensation expense primarily related to reduction in headcount, (2) $2.1 million decrease in travel, employee training and functions, and other related costs, and (3) $15.4 million decrease in corporate allocated expenses, including human resources, information technology and facilities costs, allocated to this line item.

  In-Process Research and Development

        In-process research and development (IPRD) expense is comprised of in-process technologies of $3.2 million associated with the acquisitions of ArchPro and Sandwork in fiscal 2007, $0.8 million associated with the acquisition of HPL in fiscal 2006 and $5.7 million associated with the acquisition of ISE in fiscal 2005. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the respective acquisition date of each of the acquired companies.

        Valuation of IPRD.    Upon acquisition of other companies, we expense any acquired in-process research and development (IPRD) as it represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. The value assigned to IPRD is determined by considering the importance of each project to our overall development plan, estimating costs to develop the IPRD into commercially viable products, estimating the resulting net cash flows from such projects when completed and discounting the net cash flows back to their present value. The utilized discount rate is our weighted-average cost of capital, taking into account the inherent uncertainties in future revenue estimates and the profitability of such technology, the successful development of the IPRD, its useful life and the uncertainty of technological advances, all of which are unknown at the time of determination.

        Sandwork.    On October 1, 2007, we acquired Sandwork Design, Inc. (Sandwork), a company providing tools to efficiently analyze and debug complex Analog Mixed Signal (AMS) systems-on-chips (SoCs). The IPRD expense related to the Sandwork acquisition was $1.1 million. Sandwork had two projects in process at the time of acquisition which we anticipate will be completed over a period of approximately two years.

        ArchPro.    On June 14, 2007, we acquired ArchPro Design Automation, Inc. (ArchPro), a company with modern power management verification technologies. The IPRD expense related to the ArchPro acquisition was $2.1 million. ArchPro had several projects in process at the time of acquisition which we anticipate will be completed over a period of approximately two years.

        HPL.    On December 7, 2005, we acquired HPL Technologies, Inc. (HPL), a yield management and test chip technology company. The IPRD expense related to the HPL acquisition was $0.8 million. HPL had one IPRD project which was completed during fiscal 2006 and the resulting products have begun to generate revenue. The expenditures to complete HPL's acquired in-process technologies approximated the original estimates.

        ISE.    On November 2, 2004, we acquired Integrated Systems Engineering, AG (ISE), a leading provider of TCAD (Technology Computer Aided Design) software and related services. The IPRD expense related to the ISE acquisition was $5.7 million. ISE had one IPRD project which was completed during fiscal 2005 and the resulting products have begun to generate revenue. The expenditures to complete ISE's acquired in-process technologies approximated the original estimates.

        Amortization of Intangible Assets.    Amortization of intangible assets includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete, and other intangibles related to acquisitions completed in prior years. Amortization expense is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollars in millions)
Included in cost of revenue	$23.5	$28.5	$81.5	$(5.0)	(18)%	$(53.0)	(65)%
Included in operating expenses	26.6	27.9	31.9	(1.3)	(5)%	(4.0)	(13%

Total	$50.1	$56.4	$113.4	$(6.3)	(11)%	$(57.0)	(50)%

Percentage of total revenue	4%	5%	11%

        Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.

        The decrease in amortization of intangible assets in fiscal 2007 compared to fiscal 2006 was primarily due to completion of amortization of certain intangible assets acquired in prior year's acquisitions.

        The decrease in amortization of intangible assets in fiscal 2006 compared to fiscal 2005 was primarily due to completion of amortization of certain intangible assets acquired in the acquisition of Avant!

        See Note 4 of Notes to Consolidated Financial Statements for a schedule of future amortization amounts which information is incorporated by reference here.

        Impairment of Intangible Assets.    There were no impairment charges related to intangible assets during fiscal years 2007, 2006 or 2005.

Other Income, Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2007	2006	2005	2006 to 2007		2005 to 2006
	(dollars in millions)
Interest income, net	$24.9	$13.5	$9.5	$11.4	84%	$4.0	42%
Income (loss) on assets related to executive deferred compensation plan	9.7	4.7	(0.1)	5.0	106%	4.8	4800%
Gain (loss) on sale of investments, net of investment write-downs	0.1	(1.4)	(3.8)	1.5	107%	2.4	63%
Foreign currency exchange gain (loss)	0.8	(0.5)	2.5	1.3	260%	(3.0)	(120)%
Correction of an error in accounting for certain hedging transactions	—	—	3.0	—	—	(3.0)	(100)%
Other(1)	12.3	(2.0)	41.0	14.3	715%	(43.0)	(105)%
Total	47.8	14.3	52.1	33.5	234%	(37.8)	(73)%

(1)
For fiscal 2007, the amount included a litigation settlement of $12.5 million received from Magma. For fiscal year 2005, the amount included a $33.0 million litigation settlement gain relating to the acquisition of Nassda.

        In the first quarter of fiscal 2005, we re-evaluated our interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of our hedging program. To correct the error, we reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in fiscal year 2005. See Note 2 and Note 10 of Notes to Consolidated Financial Statements.

Income Taxes

        Income Taxes.    The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of October 31, 2007, current deferred tax assets, net of current deferred tax liabilities, totaled $123.2 million. Non-current deferred tax assets, net of non-current deferred tax liabilities, totaled $214.5 million. We believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would record a charge to income and an adjustment to the deferred tax assets in the period we make that determination.

        Included in our net deferred tax assets are federal foreign tax credits of $65.5 million of which $60.3 million will expire from fiscal 2013 through 2017 and the remaining $5.2 million in foreign tax credits from acquired companies, which have a valuation allowance of $2.4 million, will expire between fiscal 2008 and 2011. Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period.

        We have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount. As of October 31, 2007, there was approximately $127.6 million of earnings upon which income taxes have not been provided.

        Effective Tax Rate.    The following table presents the provision for income taxes and the effective tax rates for the fiscal years ended October 31, 2007, 2006 and 2005:

	Year Ended October 31,
	2007	2006	2005
	(dollars in millions)
Income (loss) before provision for income taxes	$165.8	$43.7	$(7.8)
Provision for income tax	$35.3	$19.0	$9.3
Effective tax rate	21.3%	43.4%	(119.7)%

        The 2007 tax rate is lower than 2006 primarily due to lower withholding taxes as a result of restructuring of certain of our foreign operations, and increased research credits. The 2007 effective tax rate includes a non-recurring benefit of $2.2 million related to the reenactment of the federal research credit, retroactive to January 1, 2006.

        For fiscal year 2006, the effective tax rate includes state tax expense of $5.5 million for prior year state taxes, primarily as a result of state tax audits settled and a settlement offer made in fiscal 2006 and associated interest and penalties, as well as a reduction in an estimated fiscal 2005 state research and development credit benefit. We recorded no tax benefit in the fiscal years ended October 31, 2007 and 2006 for expenses relating to the vesting of qualified stock options and share-based compensation costs which are borne by certain of our foreign subsidiaries.

        For fiscal year 2005, the effective tax rate includes the impact of $11.6 million tax expense associated with repatriation of approximately $185.0 million of foreign earnings under the provisions of the American Jobs Creation Act of 2004.

        In May 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was enacted, which provides a three-year exception to current U.S. taxation of certain foreign intercompany income. This provision first applied to Synopsys in fiscal year 2007.

        In December 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively extended the research and development credit from January 1, 2006. As a result, we increased our fiscal 2006 research and development credit by $2.2 million in fiscal 2007.

        Tax Effects of Stock Awards.    In November 2005, FASB issued a Staff Position (FSP) on FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool

(APIC pool) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We elected to use the alternative transition method in fiscal 2006 and have not recognized any excess tax benefits during fiscal 2007 and 2006.

        IRS Revenue Agent's Report.    On June 8, 2005, we received a Revenue Agent's Report ("RAR") in which the Internal Revenue Service ("IRS") proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We strongly believe the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to this proposed IRS adjustment.

        On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, we reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which we expect will take several more months, but we believe that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then we have already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while we believe we are still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

        In the third quarter of 2006, the IRS started an examination of our federal income tax returns for the years 2002 through 2004. As of the end of fiscal 2007, no adjustments had been proposed as a result of this audit which would require an adjustment to the tax provision.

        Repatriation of foreign earnings.    In fiscal 2005, we recorded tax expense of $11.6 million related to the repatriation of $360 million, pursuant to The American Jobs Creation Act of 2004 (the Jobs Creation Act) which provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution.

Liquidity and Capital Resources

        Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

        The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2007.

  Cash and cash equivalents and short term investments

	October 31,
				% Change
	2007	2006	$ Change
	(dollars in millions)
Cash and cash equivalents	$579.3	$330.7	$248.6	75%
Short term investments	405.1	242.0	163.1	67%
Total	984.4	572.7	411.7	72%

        During the year ended October 31, 2007, our primary sources and uses of cash consisted of (1) cash provided by operating activities of $433.5 million, (2) proceeds from issuance of common stock to employees of $208.5 million, (3) proceeds from sales and maturities of short-term investments of $284.6 million, (4) proceeds from sale of land of $26.3 million, (5) repurchases of common stock of

$151.6 million, (6) purchases of investments of $451.7 million, (7) purchases of property and equipment of $44.7 million, and (8) cash paid for acquisitions and intangible assets of $57.5 million.

  Cash flows

	Year Ended October 31,
	2007	2006	$ Change	% Change
	(dollars in millions)
Cash provided by operations	$433.5	$205.9	$227.6	111%
Cash used in investing activities	(245.6)	(153.8)	(91.8)	(60)%
Cash provided by (used for) financing activities	56.9	(130.4)	187.3	144%

        Cash provided by operating activities.    Cash provided by operations is dependent primarily upon the payment terms of our license agreements. To be classified as upfront revenue, we require that 75% of a term or perpetual license fee be paid within the first year. Conversely, payment terms for TSLs are generally extended and the license fee is typically paid either quarterly or annually in even increments over the term of the license. Accordingly, we generally receive cash from upfront license revenue much sooner than from time-based licenses revenue.

        Cash provided by operating activities increased primarily due to increased collections largely as a result of payments received from a significant customer, a litigation settlement of $12.5 million received from Magma during fiscal 2007, and decreased commission payments and timing of payments to vendors compared to the same period in 2006.

        Cash used in investing activities.    The increase in cash used primarily relates to acquisitions, purchases of marketable securities related to our increased collections and the timing of maturities of marketable securities, and our capital expenditures to support our information technology infrastructure, partially offset by cash received for the sale of land in San Jose for $26.3 million, net of related fees.

        Cash provided by (used in) financing activities.    The increase in cash provided primarily relates to a higher amount of option exercises by employees and lower stock repurchases under our stock repurchase program compared to the same period in fiscal 2006. See Note 7 of Notes to Consolidated Financial Statements for details of the stock repurchase program.

        We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of October 31, 2007, we held an aggregate of $722.1 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $262.4 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries. See "Income Taxes" above.

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

  Accounts Receivable, net

October 31,
2007	2006	$ Change	% Change
(dollars in millions)
$123.9	$122.6	$1.3	1%

        Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 36 days at October 31, 2007 and 39 days at October 31, 2006. The decrease in DSO along with a slight increase in accounts receivable balance primarily relates to our strong collection efforts and timing of billings to customers that occurred during the year with subsequent payment terms.

        Net Working Capital.    Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of October 31, 2007, our net working capital was $296.5 million, compared to $23.4 million as of October 31, 2006. The increase of $273.1 million was primarily due to (1) an increase of $248.6 million in cash and cash equivalents including proceeds from sale of land and the Magma litigation settlement, (2) an increase in short-term investments of $163.2 million, (3) an increase in income taxes receivable and deferred taxes of $10.8 million, and (4) an increase in prepaid and other of $9.2 million. This increase was partially offset by an increase in (1) deferred revenue of $131.7 million, (2) accounts payable and accrued liabilities of $12.1, and (3) income taxes payable of $16.2 million.

        Other Commitments—Revolving Credit Facility.    On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent's prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2007 we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

        We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table summarizes our contractual obligations as of October 31, 2007.

	Total	Fiscal 2008	Fiscal 2009/ Fiscal 2010	Fiscal 2011/ Fiscal 2012	Thereafter
	(in thousands)
Long-Term Obligations(1)	$2,300	$575	$1,150	$575	$—
Lease Obligations:
Capital Lease	4,810	2,114	2,696	—	—
Operating Leases(2)	205,244	35,896	61,063	50,537	57,748
Purchase Obligations(3)	120,977	115,835	4,302	840	—

Total	$333,331	$154,420	$69,211	$51,952	$57,748

(1)
This commitment relates to the fees associated with the revolving credit facility. Additional information is provided in Note 5 of Notes to Consolidated Financial Statements.

(2)
Additional information is provided in Note 6 of Notes to Consolidated Financial Statements.

(3)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2007. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

        In connection with our acquisitions completed prior to October 31, 2007, we may be obligated to pay up to an aggregate of $9.8 million in cash during the next 12 months and an additional $7.1 million in cash during the two years subsequent to fiscal 2007 if certain performance and milestone goals are achieved. Because these commitments are contingent on certain performance and milestone goals, these amounts are not reflected in the table above.

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

        As of October 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Related Party Transactions

        For information regarding related party transactions, see Note 12 of Notes to Consolidated Financial Statements which information is incorporated by reference here.

Effect of New Accounting Pronouncements

        Please see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data for a description of the effect of new accounting pronouncements on Synopsys, which information is incorporated by reference here.

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

        The following table presents the carrying value and related weighted-average total return for our investment portfolio as of October 31, 2007:

	Carrying Value	Weighted Average Total Return
	(in thousands)
Money Market Funds (U.S.)	$309,965	3.44%
Cash Equivalent Investments (U.S)	4,900	4.81%
Short-term Investments (U.S.)	405,126	4.81%
Cash Deposits and Money Market Funds (International)	244,900	3.06%
Total interest bearing instruments	964,891	3.92%

        As of October 31, 2007, the stated maturities of our current short-term investments are $115.9 million within one year, $129.9 million within one to five years, $34.7 million within five to ten years and $124.6 million after ten years. However, we consider these investments to be short-term in nature because, in accordance with our investment policy, the weighted-average expected duration of our total invested funds does not exceed one year and the investments are available for short-term obligations and other uses including acquisitions. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

        The following table presents the amounts of our cash equivalents and investments as of October 31, 2007 that are subject to interest rate risk by fiscal year of expected duration and average interest rates:

	Year Ended October 31,
	2008	2009	2010	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$554,866			$554,866	$554,866
Average interest rate	3.12%
Short-term investments (variable rate)	$80,659			$80,659	$80,659
Average interest rate	3.30%
Cash equivalents (fixed rate)	$4,900			$4,900	$4,900
Average interest rate	3.52%
Short-term investments (fixed rate)	$149,043	$132,837	$42,586	$324,466	$324,466
Average interest rate	3.53%	3.54%	3.55%

        The following table presents the amounts of our cash equivalents and investments as of October 31, 2006 that are subject to interest rate risk by fiscal year of expected duration and average interest rates:

	Year Ended October 31,
	2007	2008	2009	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$277,465			$277,465	$277,465
Average interest rate	3.54%
Short-term investments (variable rate)	$61,448	$2,542		$63,990	$63,990
Average interest rate	3.61%	3.72%
Short-term investments (fixed rate)	$77,023	$76,331	$24,619	$177,972	$177,972
Average interest rate	3.59%	3.56%	3.57%

        Foreign Currency Risk.    The functional currency of each of Synopsys' active foreign subsidiaries is the foreign subsidiary's local currency, except for our principal Irish, Swiss and Hungarian subsidiaries whose functional currencies are the U.S. dollar. We engage in a program to minimize the effect of changes in the exchange rate between a given functional currency (i.e. the yen in the case of our Japanese subsidiary) and the corresponding non-functional currency transactions (i.e. receivables denominated in the U.S. dollar in the case of our Japanese subsidiary). We hedge the following types of non-functional-currency-denominated balances and transactions: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in the Euro, British pound and Canadian dollar. A description of our accounting for foreign currency contracts is included in Note 2 of Notes to Consolidated Financial Statements.

        The following table provides information about our foreign currency contracts as of October 31, 2007:

	Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Euro	$74,959	0.70689
Japanese yen	43,489	114.20
Canadian dollar	40,603	0.97387
British pound sterling	17,794	0.49201
India rupee	12,530	39.4193
Chinese renminbi	7,339	7.3975
Taiwan dollar	3,373	32.26
Israeli shekel	2,625	3.9728
Korean won	2,296	908.25
Singapore dollar	1,875	1.44725
Swedish krona	777	6.39129

	$207,660

        The following table provides information about our foreign currency contracts as of October 31, 2006:

	Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Euro	$69,652	0.78445
Japanese yen	49,821	118.65
Canadian dollar	26,343	0.53361
British pound sterling	18,861	1.1269
Taiwan dollar	4,586	33.22
Israeli shekel	3,421	4.2881
Chinese renminbi	3,380	958.5
Korean won	2,757	7.8775
India rupee	3,712	45.44
Singapore dollar	1,717	1.57387
Swedish korna	754	7.32158
Swiss franc	316	1.26353

	$185,320

        These foreign currency contracts shown in the above table are denominated primarily in the Euro and the Japanese yen. The maximum original duration of the currency contracts shown is 15 months for our Canadian dollar and British pound forward contracts, 14 months for our Euro forward contracts, two months for our Japanese yen and India Rupee forward contracts, and one month for other currencies. Due to the short-term nature of these contracts, the contract rates approximate fair value as of October 31, 2007 and 2006.

        The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions.

        For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table above providing information as of October 31, 2007, the fair value of the contracts would decrease by approximately $7.5 million, and we would be required to pay approximately $7.5 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $7.5 million that would offset the loss and negative cash flow on the maturing forward contracts.

        Net unrealized gains of approximately $1.5 million and losses of $2.1 million, net of tax are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2007 and October 31, 2006, respectively.

        If our estimates of our balances and transactions prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy.

        In the first quarter of fiscal 2005, Synopsys reevaluated its interpretation of certain provisions of SFAS 133, resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of Synopsys' hedging program. To correct the error, Synopsys reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the year ended October 31, 2005.

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

        Equity Risk.    Our strategic investment portfolio as of October 31, 2007 consists of approximately $13.6 million of minority equity investments in publicly traded and in privately held companies compared to approximately $4.9 million as of October 31, 2006. The securities of publicly traded companies are classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of accumulated other comprehensive loss in stockholders' equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During fiscal 2006 and 2005, we reduced the value of our strategic investment portfolio by $1.3 million and $4.5 million, respectively. None of our investments in our strategic investment portfolio are held for trading purposes.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders

        Synopsys, Inc.:

        We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 2 to the consolidated financial statements, the Company changed its method of quantifing errors in fiscal 2007 and changed its method of accounting for share-based compensation in fiscal 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synopsys, Inc.'s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 21, 2007, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
December 21, 2007

SYNOPSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$579,327	$330,759
Short-term investments	405,126	241,963

Total cash, cash equivalents and short-term investments	984,453	572,722
Accounts receivable, net	123,900	122,584
Deferred income taxes	123,165	112,342
Income taxes receivable	42,525	42,538
Prepaid expenses and other assets	53,496	44,304

Total current assets	1,327,539	894,490
Property and equipment, net	131,866	140,660
Goodwill	767,087	735,643
Intangible assets, net	78,792	106,144
Long-term deferred income taxes	216,642	206,254
Other assets	95,411	74,631

Total assets	$2,617,337	$2,157,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$246,209	$234,149
Accrued income taxes	207,572	191,349
Deferred revenue	577,295	445,598

Total current liabilities	1,031,076	871,096
Deferred compensation and other liabilities	84,648	69,889
Long-term deferred revenue	65,220	53,670

Total liabilities	1,180,944	994,655
Stockholders' equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 146,365 and 140,568 shares outstanding, respectively	1,464	1,406
Capital in excess of par value	1,401,965	1,316,252
Retained earnings	263,977	170,743
Treasury stock, at cost: 10,867 and 16,619 shares, respectively	(234,918)	(312,753)
Accumulated other comprehensive income (loss)	3,905	(12,481)

Total stockholders' equity	1,436,393	1,163,167

Total liabilities and stockholders' equity	$2,617,337	$2,157,822

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31,
	2007	2006	2005
Revenue:
Time-based license	$1,004,026	$874,862	$743,723
Upfront license	67,524	63,050	60,466
Maintenance and service	140,919	157,648	187,742

Total revenue	1,212,469	1,095,560	991,931
Cost of revenue:
License	146,420	129,052	102,327
Maintenance and service	64,358	65,970	70,780
Amortization of intangible assets	23,487	28,505	81,529

Total cost of revenue	234,265	223,527	254,636

Gross margin	978,204	872,033	737,295
Operating expenses:
Research and development	379,221	370,629	320,940
Sales and marketing	349,395	330,361	333,642
General and administrative	101,735	112,873	104,989
In-process research and development	3,200	800	5,700
Amortization of intangible assets	26,609	27,938	31,869

Total operating expenses	860,160	842,601	797,140

Operating income (loss)	118,044	29,432	(59,845)
Other income, net	47,755	14,287	52,056

Income (loss) before provision for income taxes	165,799	43,719	(7,789)
Provision for income taxes	35,308	18,977	9,325

Net income (loss)	$130,491	$24,742	$(17,114)

Net income (loss) per share:
Basic	$0.91	$0.17	$(0.12)

Diluted	$0.87	$0.17	$(0.12)

Shares used in computing per share amounts:
Basic	143,953	142,830	144,970

Diluted	149,716	144,728	144,970

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Capital in Excess of Par Value				Accumulated Other Comprehensive Income (Loss)
				Retained Earnings	Treasury Stock	Deferred Stock Compensation
	Shares	Amount						Total
Balance at October 31, 2004	147,378	$1,474	$1,240,568	$195,552	$(175,762)	$(2,732)	$(645)	$1,258,455
Components of comprehensive loss
Net loss				(17,114)			(17,114)	(17,114)
Unrealized loss on investments, net of tax of $542							(693)
Deferred loss on cash flow hedges, net of tax of $1,185							(2,108)
Reclassification adjustment on deferred gains of cash flow hedges, net of tax of $3,501							(6,226)
Correction of an error in accounting for certain hedging transactions, net of tax of $1,150							(1,808)
Foreign currency translation adjustment							(4,521)

Other comprehensive loss							(15,356)	(15,356)

Total comprehensive loss							(32,470)	(32,470)
Deferred stock compensation			1,490			(1,490)
Stock options assumed in connection with acquisition of Nassda			12,141					12,141
Amortization of deferred stock compensation, net of forfeitures			3,429			2,747		6,176
Acquisition of treasury stock	(5,140)	(51)	51		(88,386)			(88,386)
Common stock issued	3,659	36	(527)	(15,560)	64,666			48,615
Tax benefits associated with exercise of stock options			6,106					6,106

Balance at October 31, 2005	145,897	$1,459	$1,263,258	$162,878	$(199,482)	$(1,475)	$(16,001)	$1,210,637

See accompanying notes to consolidated financial statements.

	Common Stock		Capital in Excess of Par Value				Accumulated Other Comprehensive Income (Loss)
				Retained Earnings	Treasury Stock	Deferred Stock Compensation
	Shares	Amount						Total
Balance at October 31, 2005	145,897	$1,459	$1,263,258	$162,878	$(199,482)	$(1,475)	$(16,001)	$1,210,637
Components of comprehensive income:
Net income				24,742			24,742	24,742
Unrealized gain on investments, net of tax of $(113)							192
Deferred loss on cash flow hedges, net of tax of $1,174							(2,261)
Reclassification adjustment on deferred losses of cash flow hedges, net of tax of $(641)							791
Foreign currency translation adjustment							4,798

Other comprehensive income							3,520	3,520

Total comprehensive income							28,262	28,262
Deferred stock compensation			(1,475)			1,475		—
Stock compensation expense under SFAS123R			63,619					63,619
Acquisition of treasury stock	(10,029)	(100)	100		(199,992)			(199,992)
Common stock issued	4,700	47	(325)	(16,877)	86,721			69,566
Tax impact associated with exercise of assumed stock options			(8,925)					(8,925)

Balance at October 31, 2006	140,568	$1,406	$1,316,252	$170,743	$(312,753)	$—	$(12,481)	$1,163,167

See accompanying notes to consolidated financial statements.

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)
				Retained Earnings	Treasury Stock
	Shares	Amount					Total
Balance at October 31, 2006	140,568	$1,406	$1,316,252	$170,743	$(312,753)	$(12,481)	$1,163,167
Cumulative effect of adjustments resulting from SAB 108 adoption, net of tax			22,343	(14,924)			7,419

Adjusted balance at October 31, 2006		1,406	1,338,595	155,819	(312,753)	(12,481)	1,170,586
Components of comprehensive income:
Net income				130,491		130,491	130,491
Unrealized gain on investments, net of tax of $(2,431)						3,684
Deferred gain on cash flow hedges, net of tax of $(1,714)						7,339
Reclassification adjustment on deferred gains of cash flow hedges, net of tax of $343						(3,742)
Foreign currency translation adjustment						9,105

Other comprehensive income						16,386	16,386

Total comprehensive income						146,877	146,877
Stock compensation expense under SFAS123R			61,780				61,780
Acquisition of treasury stock	(5,712)	(57)	57		(151,620)		(151,620)
Common stock issued	11,509	115	217	(22,333)	229,455		207,454
Tax benefit associated with exercise of stock options			1,316				1,316

Balance at October 31, 2007	146,365	$1,464	$1,401,965	$263,977	$(234,918)	$3,905	$1,436,393

See accompanying notes to consolidated financial statements

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2007	2006	2005
Cash flow from operating activities:
Net income (loss)	$130,491	$24,742	$(17,114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	105,367	114,490	168,881
Share-based compensation	62,011	63,040	6,176
Allowance for doubtful accounts	(330)	(850)	(4,094)
Write-down of long-term investments	—	1,336	3,582
(Gain) loss on sale of investments	(72)	(17)	502
(Gain) on sale of land	(4,284)	—	—
Deferred income taxes	(972)	(25,180)	(11,215)
Net change in deferred gains and losses on cash flow hedges	9,053	1,432	(12,685)
In-process research and development	3,200	800	5,700
Tax benefit associated with stock options	—	—	6,106
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(124)	(19,153)	56,842
Prepaid expenses and other current assets	(15,610)	1,266	11,268
Other assets	139	458	(11,616)
Accounts payable and accrued liabilities	(590)	(15,422)	19,039
Accrued income taxes	2,127	18,565	(9,578)
Deferred revenue	142,002	39,613	45,125
Deferred compensation and other liabilities	1,070	770	12,271

Net cash provided by operating activities	433,478	205,890	269,190

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	284,615	305,450	422,523
Purchases of short-term investments	(447,100)	(365,261)	(372,984)
Proceeds from sales of long-term investments	—	248	—
Purchases of long-term investments	(4,620)	(1,665)	—
Purchases of property and equipment	(44,690)	(48,461)	(43,563)
Proceeds from sale of land	26,298	—	—
Cash paid for acquisitions and intangible assets, net of cash acquired	(57,473)	(41,142)	(174,498)
Capitalization of software development costs	(2,599)	(2,946)	(2,953)

Net cash used in investing activities	(245,569)	(153,777)	(171,475)

Cash flows from financing activities:
Proceeds from credit facility	—	—	75,000
Payments on credit facility	—	—	(75,000)
Issuances of common stock	208,484	69,566	48,615
Purchases of treasury stock	(151,620)	(199,992)	(88,386)

Net cash provided by (used in) financing activities	56,864	(130,426)	(39,771)
Effect of exchange rate changes on cash and cash equivalents	3,795	4,636	(217)

Net change in cash and cash equivalents	248,568	(73,677)	57,727
Cash and cash equivalents, beginning of year	330,759	404,436	346,709

Cash and cash equivalents, end of year	$579,327	$330,759	$404,436

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the year:	$36,319	$19,255	$28,278

See accompanying notes to consolidated financial statements

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

        Synopsys, Inc. (the Company) is a provider of electronic design automation (EDA) software for semiconductor design companies. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides intellectual property (IP) and design services to simplify the design process and accelerate time to market for the Company's customers. Finally, the Company provides software and services that help customers prepare and optimize their designs for manufacturing.

Note 2.    Summary of Significant Accounting Policies

        Fiscal Year End.    The Company's fiscal year ends on the Saturday nearest October 31. The Company's current fiscal year ended November 3, 2007. Fiscal 2007 was a 53-week fiscal year. Fiscal years 2006 and 2005 were 52-week years. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Foreign Currency Translation.    The functional currency of each of the Company's foreign subsidiaries is the foreign subsidiary's local currency except for the Company's principal Irish, Hungarian, and Swiss subsidiaries, whose functional currency is the United States (U.S.) dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. The Company translates assets and liabilities of its foreign operations, except its principal Irish, Hungarian and Swiss subsidiaries, into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of its foreign operations into U.S. dollars reporting currency at average exchange rates for the period. Accumulated net translation adjustments are reported in stockholders' equity, net of tax, as a component of accumulated other comprehensive income or loss.

        Use of Estimates.    To prepare financial statements in conformity with U.S. generally accepted accounting principles, management must make assumptions, judgments and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Fair Values of Financial Instruments.    The fair value of the Company's cash, short-term investments, accounts receivable, accounts payable and foreign currency contracts, approximates the carrying amount due to the short duration. Long-term marketable equity investments are valued based on quoted market prices. Non-marketable equity securities are valued at cost. The Company performs periodic impairment analysis over these non-marketable equity securities.

        Cash Equivalents and Short-Term Investments.    The Company classifies investments with original maturities of three months or less when acquired as cash equivalents. All of the Company's short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders' equity as a component of accumulated other comprehensive income or loss, net of tax. Those unrealized gains or losses deemed other than temporary are reflected in other income, net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income, net. The Company has cash equivalents and investments with various high quality institutions and, by policy, limits the amount of credit exposure to any one institution.

        Concentration of Credit Risk.    The Company sells its products worldwide primarily to customers in the global electronics market. The Company performs on-going credit evaluations of its customers' financial condition and does not require collateral. The Company establishes reserves for potential credit losses and such losses have been within management's expectations and have not been material in any year presented.

        Allowance for Doubtful Accounts.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts to reduce the Company's receivables to their estimated net realizable value. The Company provides a general reserve on all accounts receivable based on a review of accounts and a 15 quarter average of write-offs, net of recoveries. Such losses have been within management's expectations and have not been material in any year presented. The following table presents the changes in the allowance for doubtful accounts.

Fiscal Year	Balance at Beginning of Period	Reductions Credited to Expense	Write-offs(1)	Balance at End of Period
	(in thousands)
2007	$3,156	$(330)	$(612)	$2,214
2006	$4,003	$(850)	$3	$3,156
2005	$7,113	$(4,094)	$984	$4,003

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

        Property and Equipment.    Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation was $51.0 million in 2007, $55.0 million in 2006 and $52.7 million in 2005. The cost of repairs and maintenance is charged to operations as incurred and was $16.8 million, $16.4 million and $17.4 million in fiscal 2007, 2006 and 2005, respectively. The Company evaluates the recoverability of its property, equipment and intangible assets whenever indications of impairment exist in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived

Assets (SFAS 144), and records an impairment charge against income as appropriate. A detail of property and equipment is as follows:

	October 31,
	2007	2006
	(in thousands)
Computer and other equipment	$292,395	$365,924
Buildings	42,694	53,770
Furniture and fixtures	25,332	27,535
Land	13,414	20,414
Leasehold improvements	68,808	55,321

	442,643	522,964
Less accumulated depreciation	(310,777)	(382,304)

Total property and equipment, net	$131,866	$140,660

        The useful lives of depreciable assets are as follow:

Useful Life in Years
Computer and other equipment	3
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	8

        During fiscal 2007, the Company entered into a formal plan to sell its two buildings and a parcel of land in Hillsborough, Oregon. The Company intends to lease-back one of the buildings. An amount of $18.1 million, representing the net carrying value of the remaining building and the parcel of land, has been reclassified from property and equipment, net, to asset held-for-sale in prepaid and other current assets in accordance with requirements of SFAS 144.

        Software Development Costs.    Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype and ends upon general release of the product. Capitalized software development costs were approximately $2.3 million, $3.5 million and $3.0 million in fiscal 2007, 2006 and 2005, respectively. Amortization of software development costs is computed based on the straight-line method over the software's estimated economic life of approximately two years. The Company recorded software amortization costs of $2.9 million, $3.0 million and $2.7 million in fiscal 2007, 2006 and 2005, respectively.

        Goodwill and Intangible Assets.    Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes. Goodwill is not amortized, but rather is tested for impairment annually in the Company's fiscal third quarter. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), the carrying amount of goodwill is tested for impairment annually, or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests under SFAS 142. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. In addition, the carrying value of goodwill maybe affected by the settlement of tax contingencies or the recognition of tax benefits from acquired companies in periods subsequent to the acquisition date. During the fiscal years ended October 31, 2007, 2006 and

2005, there were no impairments to goodwill. As of October 31, 2007, the carrying amount of goodwill was $767.1 million.

        Intangible assets consist of purchased technology, contract rights intangibles, customer installed base/relationships, trademarks and tradenames, covenants not to compete, customer backlog, capitalized software and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two to ten years. Amortization of intangible assets was $53.0 million, $59.4 million and $116.1 million in fiscal 2007, 2006, and 2005, respectively.In accordance with SFAS 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize intangible asset impairment charges in fiscal 2007, 2006 or 2005. As of October 31, 2007, the carrying amount of the Company's intangible assets was $78.8 million.

        Accounts Payable and Accrued Liabilities.    Accounts payable and accrued liabilities consist of:

	October 31,
	2007	2006
	(in thousands)
Payroll and related benefits	$192,773	$159,823
Acquisition related costs	3,221	2,388
Other accrued liabilities	38,604	56,933
Accounts payable	11,611	15,005

Total accounts payable and accrued liabilities	$246,209	$234,149

        Comprehensive Income (Loss).    The Company records comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Loss), which establishes standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as accumulated net translation adjustments, unrealized gains on certain foreign currency forward contracts that qualify as cash flow hedges, reclassification adjustments related to cash flow hedges and unrealized gains on investments. Accumulated other comprehensive gain or (loss), net of tax, consists of the following:

	October 31,
	2007	2006
	(in thousands)
Unrealized gain (loss) on investments	$3,626	$(58)
Deferred gain (loss) on cash flow hedges	1,535	(2,062)
Foreign currency translation adjustment	(1,256)	(10,361)

	$3,905	$(12,481)

        Revenue Recognition.    The Company recognizes revenue from software licenses and maintenance and service revenue. Software license revenue consists of fees associated with the licensing of Company software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees. The Company's policy is to report, on a net basis (excluded from revenues), sales, use, value added and excise taxes which are charged to customers.

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

        For the three software license types, the Company recognizes revenue as follows:

  •
  TSLs. The Company typically recognizes revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or, if later, as customer installments become due and payable. All TSLs are reported as "time-based licenses."

  •
  Term Licenses. The Company recognizes revenue from term license fees in full upon shipment of the software if payment terms require the customer to pay at least 75% of the term license fee within one year from shipment and all other revenue recognition criteria are met. These term licenses are reported as "upfront licenses." For term licenses in which less than 75% of the term license fee is due within one year from shipment, the Company recognizes revenue as customer installments become due and payable. These due and payable term licenses are reported as "time-based licenses."

  •
  Perpetual Licenses. The Company recognizes revenue from perpetual license fees in full upon shipment of the software if payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. These perpetual licenses are reported as upfront licenses. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, the Company recognizes the revenue as customer installments become due and payable. These perpetual licenses are reported as "time-based licenses."

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

        The Company makes significant judgments related to revenue recognition. Specifically, in connection with each transaction involving its products, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery of software or services has occurred, (iii) the fee for such software or services is fixed or determinable, and (iv) collectibility of the full license or service fee is probable. All four of these criteria must be met in order for the Company to recognize revenue with respect to a particular arrangement. The Company applies these criteria as follows:

  •
  Persuasive Evidence of an Arrangement Exists.    Prior to recognizing revenue on an arrangement, the Company's customary policy is to have a written contract, signed by both the customer and the Company or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or purchase agreement.

  •
  Delivery Has Occurred.    The Company delivers software to its customers physically or electronically. For physical deliveries, the standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when the Company provides the customer access codes, or "license keys," that allow the customer to take immediate possession of the software by downloading it to the customer's hardware. The Company generally ships its software products promptly after acceptance of customer orders. However a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and the Company's operational capacity to fulfill software license orders at the end of a quarter.

  •
  The Fee is Fixed or Determinable.    The Company's determination that an arrangement fee is fixed or determinable depends principally on the arrangement's payment terms. The Company's standard payment terms for perpetual and term licenses require 75% or more of the arrangement fee to be paid within one year. If the arrangement includes these terms, the Company regards the fee as fixed or determinable, and recognizes all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, the Company does not consider the fee to be fixed or determinable and generally recognizes revenue when customer installments are due and payable. In the case of a TSL, the Company recognizes revenue ratably even if the fee is fixed or determinable, due to the fact that VSOE for maintenance services does not exist for a TSL and due to revenue recognition criteria relating to arrangements that include rights to exchange products or receive unspecified future technology.

  •
  Collectibility is Probable.    The Company must judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments to the Company, the Company evaluates the customer's financial position and ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectibility is not probable under a particular arrangement based upon its credit review process or the customer's payment history, the Company recognizes revenue under that arrangement as customer payments are actually received.

        Net Income (Loss) Per Share.    In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), the Company computes basic net income (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

        Diluted net income per share excludes 5.7 million, 24.1 million and 27.1 million anti-dilutive options and unvested restricted stock units and awards for the year ended October 31, 2007, 2006 and 2005, respectively. While these options and unvested restricted stock were anti-dilutive for the respective periods, they could be dilutive in the future. No stock options were considered dilutive for the fiscal year ended 2005 as a result of the Company's net loss for the period.

        The table below reconciles the weighted-average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income per share.

	Year Ended October 31,
	2007	2006	2005
	(in thousands)
Weighted-average common shares for basic net income per share	143,953	142,830	144,970
Dilutive effect of potential common shares related to equity-based compensation	5,763	1,898	—

Weighted-average common shares for diluted net income per share	149,716	144,728	144,970

        Share-Based Compensation.    On November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)).

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards and stock appreciation rights on the date of the grant. The value of awards expected to vest is recognized as expense over the applicable service periods. Prior to November 1, 2005, the Company accounted for its share-based compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related guidance. Under the intrinsic value method, the Company did not recognize any significant amount of share-based compensation expense in the Company's consolidated statements of operations, as options granted under those plans had an exercise price equal to the market value on the date of grant.

        The Company recorded approximately $62.0 million and $63.0 million of share-based compensation expense for fiscal 2007 and 2006, respectively. In fiscal 2005, share-based compensation expense related primarily to acquisitions and employee stock option price adjustments in the amount of $6.2 million, under APB 25.

        Foreign Currency Contracts.    The Company operates internationally and is exposed to potentially adverse movements in currency exchange rates. The Company enters into foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions. These foreign currency contracts are carried at fair value, and are denominated primarily in the Euro and the Japanese yen. The duration of forward contracts is generally one month, except for forward contracts demoninated in Euro, Canadian dollars or British pounds, which can have a duration not to exceed 15 months. As of October 31, 2007, 2006 and 2005, the Company had $207.7 million, $185.3 million and $163.9 million, respectively, of short-term foreign currency forward contracts outstanding. Due to the short term nature of these contracts, the contract rates approximate fair value as of October 31, 2007 and 2006.

        The following table provides information about the Company's foreign currency contracts as of October 31, 2007:

	Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Euro	$74,959	0.70689
Japanese yen	43,489	114.20
Canadian dollar	40,603	0.97387
British pound sterling	17,794	0.49201
India rupee	12,530	39.4193
Chinese renminbi	7,339	7.3975
Taiwan dollar	3,373	32.26
Israeli shekel	2,625	3.9728
Korean won	2,296	908.25
Singapore dollar	1,875	1.44725
Swedish krona	777	6.39129

	$207,660

        The following table provides information about the Company's foreign currency contracts as of October 31, 2006:

	Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Euro	$69,652	0.78445
Japanese yen	49,821	118.65
Canadian dollar	26,343	0.53361
British pound sterling	18,861	1.1269
Taiwan dollar	4,586	33.22
Israeli shekel	3,421	4.2881
Chinese renminbi	3,380	958.5
Korean won	2,757	7.8775
India rupee	3,712	45.44
Singapore dollar	1,717	1.57387
Swedish korna	754	7.32158
Swiss franc	316	1.26353

	$185,320

        The components of the Company's foreign currency forward contracts related to forecasted transactions are designated as cash flow hedges, with gains and losses recorded in stockholders' equity and reclassified into earnings at the time the forecasted transactions affect earnings. As of October 31, 2007, an unrealized gain of approximately $1.5 million is recorded in stockholders' equity, net of tax, as a component of accumulated other comprehensive income or loss. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately three years.

        Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness reclassified to earnings as other income (expense). The premium/discount component of the forward contracts is recorded to other income (expense) and is not included in evaluating hedging effectiveness.

        In the first quarter of fiscal 2005, the Company reevaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the Company's hedging program. To correct the error, the Company reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income in the three months ended January 31, 2005. The earnings impact of gains and losses on foreign currency forward contracts, net of foreign currency remeasurement gains and losses, was immaterial for the fiscal years 2007, 2006 and 2005.

        Adoption of Recent Accounting Pronouncement.    In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying misstatements and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The transition provisions of SAB 108 allow a one-time cumulative effect transition adjustment to retained earnings for immaterial errors relating to prior years. The Company adopted SAB 108 in the fourth quarter of fiscal 2007. The Company recorded an adjustment to its opening fiscal 2007 retained earnings balance in the amount of $14.9 million in accordance with the implementation guidance in SAB 108. The adjustment resulted from an understatement of share-based compensation and an overstatement of depreciation expense in prior years both of which were immaterial to prior fiscal years under the rollover method.

        Subsequent to the fourth quarter of fiscal 2005, the Company discovered errors related to selecting the correct employee option grant dates. The Audit Committee of the Company's Board of Directors undertook an investigation of the Company's stock option grant processes in December 2005 with the assistance of independent counsel and identified no issues relative to grants to executive officers. These employee grant date errors resulted in an understatement of share-based compensation of $17.3 million in 1999 through 2004. The total cumulative impact of the option errors is as follows (in thousands):

Retained earnings	$(17,341)
Deferred income taxes	$5,002
Capital in excess of par value	$22,343

        In the fourth quarter of fiscal 2006, the Company performed a review of its property and equipment. It identified certain reserves which were taken in 1999 to write computers and equipment down to their net realizable value. In years subsequent to the write-down, the Company continued to depreciate the impaired computers and equipment in error. These errors resulted in an overstatement of depreciation expense of $2.4 million in fiscal years 1999 through 2003.

        Historically, the Company has evaluated uncorrected differences utilizing the rollover approach. The Company believes the impact of the share-based compensation and fixed assets errors, individually and in the aggregate, were immaterial to prior fiscal years under the rollover method. However, under SAB 108, which the Company was required to adopt effective as of the beginning of fiscal 2007, the Company assessed materiality using both the rollover and the iron-curtain methods. Under the iron-curtain method, when combined, the cumulative share-based compensation and fixed asset errors were material to the fiscal 2007 financial statements and, therefore, the Company has recorded an adjustment to the opening fiscal 2007 retained earnings balance in the amount of $14.9 million in accordance with the implementation guidance in SAB 108. The total cumulative impact to retained earning is as follows:

	Cumulative Effect as of November 1, 2006 in (000's)
	Stock option grant	Property and equipment	Total
Depreciation expense	$—	$4,013	$4,013
Share-based compensation	(24,660)	—	(24,660)
Tax effect related to errors	7,319	(1,596)	5,723

Total net of tax	$(17,341)	$2,417	$(14,924)

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

Note 3. Business Combinations

        During the fiscal years presented, the Company made a number of purchase acquisitions. For each acquisition, the excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology, customer and contract-related assets and goodwill. The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products' projected income streams. Goodwill, representing the excess of the purchase consideration over the fair value of tangible and identifiable intangible assets acquired in the acquisitions, will not to be amortized. Goodwill is not deductible for tax purposes, with the exception of the MOSAID Technologies, Inc. acquisition discussed below. The amounts allocated to purchased in-process research and developments were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

        The consolidated financial statements include the operating results of each business from the date of acquisition. The Company does not consider these acquisitions to be material to its results of operations and is therefore not presenting pro forma statements of operations for fiscal years 2007, 2006 and 2005.

Fiscal 2007 Acquisitions

Amount in thousands	Cash Paid	Acquisition Related Costs	Holdback Payable	Total Purchase Consideration	Intangible Assets Acquired	Goodwill	In-Process R&D Expense
Sandwork Design, Inc	$23,680	$500	$—	$24,180	$7,200	$18,487	$1,100
MOSAID Technologies, Inc	13,310	227	2,000	15,537	5,300	9,150	—
ArchPro Design Automation, Inc	12,921	949	—	13,870	1,800	8,441	2,100

Total	$49,911	$1,676	$2,000	$53,587	$14,300	$36,078	$3,200

        On October 1, 2007, the Company acquired Sandwork Design, Inc. (Sandwork). Acquisition-related costs of $0.5 million consist primarily of legal, tax and accounting fees, facility closures and employee severance costs of which $0.1 million have been paid as of October 31, 2007.

        The Company acquired certain assets and intellectual property of MOSAID Technologies, Inc. (MOSAID) on July 30, 2007. The goodwill recorded as a result of this acquisition is deductible for tax purposes. The Company retained $2.0 million for general representations and warranties to be paid within a year. Acquisition-related costs of $0.2 million consist primarily of legal, tax and accounting fees of which $0.1 million have been paid as of October 31, 2007.

        On June 14, 2007, the Company acquired ArchPro Design Automation, Inc. (ArchPro). Acquisition-related costs of $0.9 million consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs. As of October 31, 2007, the Company has paid $0.5 million of the acquisition-related costs.

Fiscal 2006 Acquisitions

	Cash Paid	Acquisition Related Costs	Prior Investment	Total Purchase Consideration	Intangible Assets Acquired	Goodwill	In-Process R&D Expense
	(Amount in thousands)
Sigma-C Software AG	$20,500	$1,652	$—	$22,152	$6,000	$18,187	$—
Virtio Corporation, Inc	9,076	388	1,664	11,128	2,500	6,330	—
HPL Technologies, Inc	11,001	2,518	1,872	15,391	8,500	2,972	800
Other	1,536	—	—	1,536	1,536	—	—

Total	$42,113	$4,558	$3,536	$50,207	$18,536	$27,489	$800

        The Company acquired SIGMA-C Software AG (Sigma-C) on August 16, 2006 in an all-cash transaction. Acquisition-related costs consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs. As of October 31, 2007, the Company had paid $1.5 million of these costs.

        The Company acquired Virtio Corporation, Inc. (Virtio) on May 15, 2006 in an all-cash transaction. Acquisition-related costs consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs which have been substantially paid off as of October 31, 2007. Under the agreement with Virtio, the Company has also agreed to pay up to $4.3 million over three years to the former stockholders based upon achievement of certain sales milestones. This contingent consideration is considered to be additional purchase price and will be an adjustment to goodwill when and if payment is made. Additionally, the Company agreed to pay $0.9 million in employee retention bonuses which was recognized as compensation expense over their service period and has been fully paid as of October 31, 2007.

        The Company acquired HPL Technologies, Inc (HPL) on December 7, 2005 in an all-cash transaction. Acquisition-related costs consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs. As of October 31, 2007, the Company had paid $2.4 million of these costs.

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

        Net of the settlement payments described above, the Company paid $138.6 million in cash to the former shareholders of Nassda. However, in accordance with EITF 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination, the Company was required to separately value the settlement of the previously existing Nassda litigation and the business combination. The Company determined the fair value of the settlement to be $33.0 million and recorded this amount as other non-operating income. The Company valued the net assets acquired from Nassda in the business combination at $196.9 million. The total purchase price included $13.2 million in acquisition-related costs and $12.1 million in vested stock options assumed.

        Acquisition-related costs of $13.2 million consist primarily of professional service fees, which include legal, tax and accounting fees; severance costs for employee termination, and other directly related charges. As of October 31, 2007, the Company has paid all the costs related to this acquisition.

        Assets Acquired.    The Company acquired $30.4 million of intangible assets consisting of $15.7 million in core developed technology, $7.3 million in customer relationships, $5.9 million in contract rights and $1.5 million in non competes to be amortized over three to five years. Additionally, the Company acquired tangible assets of $116.7 million and assumed liabilities of $42.5 million.

        Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the merger was $92.4 million. Goodwill resulted primarily from the Company's expectation of synergies from the integration of Nassda's technology with the Company's technology and operations. During fiscal year 2006, reversal of $0.5 million acquisition related costs and $2.6 million tax related adjustments resulted in a reduction in goodwill. During fiscal year 2007, $0.6 million tax related adjustments resulted in a further reduction in goodwill. As of October 31, 2007, the goodwill acquired resulting from the acquisition of Nassda was $88.7 million.

  ISE Integrated Systems Engineering AG (ISE)

        The Company acquired ISE on November 2, 2004.

        Purchase Price.    The Company paid $100.0 million in cash for the outstanding shares of ISE. The total purchase consideration consisted of:

(in thousands)
Cash paid	$100,000
Acquisition-related costs	2,581
Holdback payable	5,000

Total purchase price	$107,581

        Under the acquisition agreement, the Company paid $7.0 million during November 2005, $6.5 million during November 2006 and $6.3 million will be paid subsequent to fiscal 2007 to certain former shareholders and option holders of ISE now employed by Synopsys based upon achievement of certain sales and employee retention milestones. Amounts paid under this arrangement were recorded as compensation expense over the service period when management deemed it probable such amounts were earned by the applicable milestone dates.Acquisition-related costs of $2.6 million consist primarily of legal, tax and accounting fees, facilities closure costs and other directly related charges. During fiscal 2006, the Company reversed $1.0 million of acquisition costs related primarily to employee severance, facilities closure and other contract terminations. As of October 31, 2007, the Company has paid all the acquisition related costs.

        Assets Acquired.    The Company acquired $25.7 million of intangible assets consisting of $19.1 million in core developed technology, $6.1 million in customer relationships and $0.5 million in non competes to be amortized over two to five years. The in-process research and development (IPRD) expense related to the ISE acquisition was $5.7 million. ISE had one IPRD project—FLOOPS, a next generation process simulator. Additionally, the Company acquired tangible assets of $19.0 million and assumed liabilities of $15.7 million.

        Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the merger was $72.9 million. Goodwill resulted primarily from the Company's expectation of synergies from the integration of ISE's technology with the Company's technology and operations. During fiscal year 2006, reversal of $1.0 million in acquisition related costs and $3.9 million in tax related adjustments resulted in a change in goodwill. During fiscal year 2007, reversal of $0.1 million acquisition related costs and $2.6 million tax related adjustments resulted in a reduction in goodwill. As of October 31, 2007, the goodwill acquired resulting from the acquisition of ISE was $73.1 million.

        Other.    The Company completed two additional asset acquisitions during fiscal 2005 for aggregate consideration of $3.0 million. These acquisitions are not considered material, individually or in the aggregate, to the Company's consolidated balance sheet and results of operations.

Note 4.    Goodwill and Intangible Assets

        Goodwill consists of the following:

(in thousands)
Balance at October 31, 2005	$728,979
Additions	27,745
Other adjustments(1)	(21,081)

Balance at October 31, 2006	$735,643
Additions	36,078
Other adjustments(2)	(4,632)

Balance at October 31, 2007	$767,087

(1)
During fiscal year 2006, the Company reduced goodwill for acquisitions prior to fiscal 2006 primarily due to tax adjustments of $18.6 million and reduction in merger costs of $2.5 million.

(2)
During fiscal year 2007, the Company reduced goodwill related to acquisitions prior to fiscal 2007 primarily due to tax adjustments of $5.7 million and increased goodwill due to a $2.2 million contingent consideration earned related to a prior year acquisition and a reduction in merger costs of $1.1 million.

        Intangible assets as of October 31, 2007 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$112,655	$67,088	$45,567
Customer relationships	144,950	118,471	26,479
Contract rights intangible	8,000	5,271	2,729
Covenants not to compete	3,690	3,054	636
Trademarks and trade names	200	50	150
Other intangibles	8,383	8,383	—
Capitalized software development costs	16,414	13,183	3,231

Total	$294,292	$215,500	$78,792

        Intangible assets as of October 31, 2006 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$94,455	$47,769	$46,686
Customer relationships	142,050	93,880	48,170
Contract rights intangible	6,100	3,042	3,058
Covenants not to compete	3,390	1,944	1,446
Trademarks and trade names	200	10	190
Other intangibles	8,383	5,576	2,807
Capitalized software development costs	14,113	10,326	3,787

Total	$268,691	$162,547	$106,144

        Total amortization expense related to intangible assets is set forth in the table below:

	Year Ended October 31,
	2007	2006	2005
	(in thousands)
Core/developed technology	$19,319	$24,312	$68,390
Customer relationships	24,591	24,145	22,547
Contract rights intangible	2,229	2,484	13,059
Covenant not to compete	1,110	2,424	3,208
Trademark and tradename	40	52	3,544
Other intangibles	2,807	3,025	2,654
Capitalized software and development costs(1)	2,857	2,995	2,742

Total	$52,953	$59,437	$116,144

(1)
Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.

        The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2008	$40,144
2009	22,590
2010	9,614
2011	3,866
2012	1,671
2013 and thereafter	907

Total	$78,792

Note 5. Financial Instruments

        Cash, Cash Equivalents and Investments.    Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2007
Classified as current assets:
Non interest bearing cash (U.S. and International)	$19,562	$—	$—	$—	$19,562
Money market funds (U.S.)	309,965	—	—	—	309,965
Cash deposits and money market funds (International)	244,900	—	—	—	244,900
Municipal obligations	409,047	1,016	(16)	(21)	410,026

	983,474	1,016	(16)	(21)	984,453
Classified as non-current assets:
Equity securities	8,745	4,831	—	—	13,576

Total	$992,219	$5,847	$(16)	$(21)	$998,029

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2006
Classified as current assets:
Non interest bearing cash (U.S. and International)	$53,294	$—	$—	$—	$53,294
Money market funds (U.S.)	179,457	—	—	—	179,457
Cash deposits and money market funds (International)	98,008	—	—	—	98,008
Municipal obligations	242,151	136	(171)	(153)	241,963

	572,910	136	(171)	(153)	572,722
Classified as non-current assets:
Equity securities	4,995	—	(119)	—	4,877

Total	$577,905	$136	$(290)	$(153)	$577,599

        As of October 31, 2007, the stated maturities of the Company's short-term investments are $115.9 million within one year, $129.9 million within one to five years, $34.7 million within five to ten years and $124.6 million after ten years. Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a separate component of accumulated other comprehensive income or loss, net of tax. Realized gains and losses on sales of short-term investments have not been material in any period presented.

        Strategic Investments.    The Company's strategic investment portfolio consists of minority equity investments in publicly traded companies and investments in privately held companies. The securities of publicly traded companies are classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, and are reported in long-term other assets at fair value, with unrealized gains or losses, net of tax, recorded as a component of accumulated other comprehensive income or loss in stockholders' equity. The cost basis of securities sold is based on the specific identification method. Securities of privately held companies are reported at cost net of impairment losses. As of October 31, 2007, the carrying value of the Company's strategic investments was $13.6 million and the Company did not recognize any impairment for the strategic investments during the year.

        During the years ended October 31, 2006 and 2005, the Company determined that certain strategic investments with aggregate carrying values of $1.3 million and $6.5 million, respectively, were impaired and that these impairments were other than temporary Accordingly, the Company recorded charges of approximately $1.3 million and $4.5 million during fiscal 2006 and 2005, respectively, to write down the carrying values of these investments.

        Notes Payable.    As of October 31, 2006, the Company's notes payable totaled $8.6 million and consisted primarily of promissory notes payable issued in connection with a 2002 acquisition and notes to secure bonds related to certain property taxes on a parcel of land owned by the Company. During fiscal 2007, the Company paid off the notes payable issued in connection with the acquisition and notes to secure bonds related to certain property taxes were eliminated upon the sale of the land. As of October 31, 2007, the Company had no outstanding notes payable.

        Credit Facility.    On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent's prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2007, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 6.    Commitments and Contingencies

Lease Commitments

        The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The facilities generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expense was $42.5 million, $38.6 million and

$36.2 million in fiscal 2007, 2006 and 2005, respectively. The Company has the option to extend or renew most of its leases. In 2003, the Company entered into a lease agreement pursuant to which the Company leases to a third party a portion of its office space which the Company owns in Sunnyvale, California. The lease agreement terminates in April 2009. The Company receives monthly lease payments of $164,400 which are recorded as a reduction of rent expense.

        Future minimum lease payments on all noncancelable operating leases with an initial term in excess of one year, net of lease income, as of October 31, 2007 are as follows:

	Minimum Lease Payments	Lease Income	Net
	(in thousands)
Fiscal Year
2008	$35,896	$2,756	$33,140
2009	32,819	1,415	31,404
2010	28,244	306	27,938
2011	25,122	65	25,057
2012	25,415	—	25,415
Thereafter	57,748	—	57,748

Total	$205,244	$4,542	$200,702

Legal Proceedings

        See the disclosure in Note 9 of Notes to Consolidated Financial Statements regarding the IRS Revenue Agent's Report.

        Other Proceedings    The Company is also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company's financial position and results of operations.

Note 7.    Stockholders' Equity

        Stock Repurchase Programs    The Company is authorized to purchase up to $500.0 million of its common stock under a stock repurchase program originally established by the Company's Board of Directors (Board) in December 2004 and replenished to $500.0 million in March 2007. The Company repurchases shares to offset dilution caused by ongoing stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions and, also when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (Exchange Act) through open market purchases, plans executed under Rule 10b5-1 under the Exchange Act, and structured transactions.

        During fiscal 2007, the Company entered into a structured repurchase transaction for a portion of its third quarter repurchase activity, with a prepayment of $40.0 million in exchange for shares at a pre-determined price. Under the terms of the agreement, there is no requirement to return any portion of the prepayment or requirement for the Company to deliver additional funds. If the average market price of the common stock over the term of the transaction was below the pre-determined price, the Company would receive additional shares of the Company. The prepayment was recorded as treasury stock on the Company's balance sheet at payment date. Shares were excluded from the number of shares outstanding as of the date of each delivery of shares. The transaction was completed in the same quarter as the contract was entered into in fiscal 2007.

        During fiscal 2007, 2006 and 2005, the Company purchased 5.7 million shares at an average price of $26.54 per share, 10 million shares at an average price of $19.94 per share, and 5.1 million shares at an average price of $17.20 per share, respectively. The aggregate purchase prices were $151.6 million, $200.0 million, and $88.4 million in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, 2006 and 2005, 11.5 million, 4.7 million and 3.6 million shares were reissued respectively, for employee stock option exercises and employee stock purchase plan requirements.

        In March 2007, the Board replenished the stock repurchase program to $500.0 million. As of October 31, 2007, $429.8 million remained available for further purchases under the program.

Note 8.    Employee Benefit Plans

Employee Stock Purchase Plan

        Under the Company's Employee Stock Purchase Plan and International Employee Stock Purchase Plan (collectively, the ESPP), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the beginning of a rolling two-year offering period or (2) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period. During the twelve months ended October 31, 2007, 2006 and 2005, the Company issued 2,132,295, 2,437,446 and 2,107,556 shares, respectively, under the ESPP at average per share prices of $16.03, $13.73 and $13.49, respectively. As of October 31, 2007, 3,258,293 shares of common stock were reserved for future issuance under the ESPP.

Stock Option Plans

        2006 Employee Equity Incentive Plan.    On April 25, 2006, the Company's stockholders approved the 2006 Employee Equity Incentive Plan (the 2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. Options granted under this plan will have a contractual term of seven years. As of October 31, 2007, an aggregate of 27,613,168 stock options and 1,442,998 restricted stock units were outstanding under this plan.

        As a result of the stockholders' approval of the 2006 Employee Plan, the Company's 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan (collectively, the Prior Plans) have been terminated as to future grants. Should any options currently outstanding under such plans and plans assumed by the Company in acquisitions (24,782,682 as of October 31, 2007) expire unexercised, they shall become available for future grant under the 2006 Employee Plan.

        An aggregate of 47,497,248 shares are reserved and 7,738,000 shares were available for future issuance under the 2006 Employee Plan.

        In December 2005 and January 2006, certain executive officers of the Company were granted an aggregate of 420,000 stock options the vesting of which is contingent upon the Company meeting certain operating margin performance goals in fiscal years 2006 and 2007. These stock options have exercise prices equal to the fair market value of the underlying common stock on the date of grant, contingently vest over two years and have a term of seven years. In fiscal 2006 and fiscal 2007, the operating margin performance goals were achieved and, as a result 100% of these stock options became exercisable.

        2005 Non-Employee Directors Equity Incentive Plan.    On May 23, 2005, the Company's stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the 2005 Directors Plan) and the reservation of 300,000 shares of common stock for issuance there under. The 2005 Directors Plan provides for annual equity awards to non-employee directors in the form of either stock options or restricted stock. Stockholders approved a 450,000 share increase in the number of shares reserved for issuance under the 2005 Directors Plan on April 25, 2006.

        The Company has issued an aggregate of 100,022 shares of restricted stock under the plan as of October 31, 2007 with an aggregate value of approximately $2.1 million. The share-based compensation expense related to these shares will be amortized over the vesting period of three years. In addition, the Company granted 81,502 of stock options, which vest over a period of three to four years, with an aggregate fair value of $2.2 million to non-employee directors during fiscal 2007. As of October 31, 2007, 40,095 shares of restricted stock and 81,502 shares of stock options were outstanding. A total of 575,358 shares of common stock were reserved for future grant under the 2005 Directors Plan at October 31, 2007.

        1994 Non-Employee Directors Stock Option Plan.    An aggregate of 898,330 stock options remained outstanding under the Company's 1994 Non-Employee Directors Stock Option Plan as of October 31, 2007, which expired as to future grants in October 2004.

        Option Exchange Program.    In May 2005, the Company's stockholders approved an option exchange program under which outstanding employee stock options (other than options held by executive officers) with exercise prices of $25.00 or greater per share could be exchanged for a lesser number of options granted at current fair market value with a new vesting period. On June 23, 2005, the Company accepted for cancellation options to purchase 7.3 million shares of common stock and in exchange granted to eligible employees options to purchase 3.8 million shares of the Company's common stock at an exercise price of $17.16 per share, except for small number of options issued with an exercise price of $18.06 due to regional laws regarding the pricing of stock option grants. As a result of the exchange, the Company recorded option expense of $0.6 million for the fiscal year ended October 31, 2005 under the provisions of APB 25.

        Restricted Stock Units.    Restricted stock units were granted as part of the Company's new hire and annual incentive compensation program starting in fiscal 2007. Restricted stock units are valued based on the closing price of the Company's stock on the grant date. In general, for non-executive officers, restricted stock units vest over three to four years and are subject to the employees' continuing service to the Company. Each restricted stock unit grant reduces the number of shares available for future grants by 1.36 shares and each restricted stock unit cancellation increases shares available for future grants by 1.36 shares under the 2006 Employee Plan. Restricted Stock activities under the 2006 Employee Plan is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2006	—	$—
Grant	1,488	$26.84
Vested	—	$—
Forfeited	(45)	26.88
Balance at October 31, 2007	1,443	$28.02	1.84	$40,433

Vested and expected to vest as of October 31, 2007	1,089	$28.02	1.69	$30,515

        Additional information concerning stock activity under all plans is as follows:

		Options
	Available for Grant(1)	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2004	12,589	38,528	$22.42
Granted(2)	(8,279)	8,279	$17.41
Options assumed in acquisition	2,297	1,993	$16.30
Retired	(3,036)	—	$—
Exercised	—	(1,511)	$13.37
Canceled(3)	9,441	(10,798)	$27.22

Balance at October 31, 2005	13,012	36,491	$19.92
Options reserved for grant	359	—	$—
Granted	(5,341)	5,341	$20.61
Exercised	—	(2,228)	$16.20
Canceled	2,636	(2,617)	$21.91

Balance at October 31, 2006	10,666	36,987	$20.13	4.72	$114,317
Granted	(2,025)	2,025	$26.27
Exercised	—	(9,360)	$18.51
Canceled	1,059	(1,059)	$22.12
Restricted stock units granted	(2,024)
Restricted stock units forfeited	62

Balance at October 31, 2007	7,738	28,593	$21.14	4.06	$201,238

Vested and expected to vest as of October 31, 2007		26,893	$21.14	3.98	$189,491

Exercisable at October 31, 2007		22,143	$21.11	3.69	$157,395

(1)
Excluding shares reserved for future issuance under the 2005 Directors Plan.

(2)
Includes an aggregate of 3.8 million shares issued in connection with the option exchange.

(3)
Includes an aggregate of 7.3 million shares canceled in connection with the option exchange.

        The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company's closing stock price of $28.02 as of November 2, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The pretax intrinsic values of options exercised were $75.3 million, $10.6 million, and $7.1 million in fiscal 2007, 2006 and 2005, respectively. There were 22.1 million and 27.4 million outstanding stock options exercisable with weighted-average exercise prices of $21.11 and $20.49 at October 31, 2007 and 2006, respectively.

        Restricted stock awards granted during fiscal 2007 under the 2005 Director Plan are summarized as follows:

	Restricted Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested at October 31, 2006	51	$20.03
Grant	23	$26.65
Vested	(27)	$20.75
Forfeited	(7)	$20.18

Unvested at October 31, 2007	40	$23.39

        The following table summarizes information about stock options outstanding as of October 31, 2007:

	Options Outstanding
				Exercisable Options
		Weighted- Average Remaining Contractual Life (In Years)
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in thousands)			(in thousands)
$0.05 - $16.13	3,686	3.51	$14.93	3,491	$14.94
$16.14 - $17.16	3,051	4.04	$16.98	2,189	$16.98
$17.17 - $18.55	3,091	4.23	$18.15	2,124	$18.15
$18.56 - $19.94	2,972	3.06	$19.36	2,572	$19.40
$19.95 - $21.10	3,813	5.06	$20.85	1,946	$20.81
$21.11 - $23.13	3,191	3.78	$21.89	2,835	$21.90
$23.14 - $25.46	3,074	3.50	$24.32	3,072	$24.32
$25.47 - $27.56	2,863	5.56	$26.35	1,119	$26.54
$27.57 and over	2,852	3.70	$29.58	2,795	$29.58

	28,593	4.06	$21.14	22,143	$21.11

        Valuation and Expense of Stock Option and Employee Stock Purchase Plans.    The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards under SFAS 123(R). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and employee stock purchase plan (ESPP) is estimated by a combination of implied volatility for publicly traded options of the Company's stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company's share-based awards. The expected term of the Company's share-based awards is based on historical experience.

        The assumptions used to estimate the fair value of stock options granted under the Company's stock option plans and stock purchase rights granted under the Company's employee stock purchase plan are as follows:

	Year Ended October 31,
	2007	2006	2005
Stock Options
Expected life (in years)	4.30	3.80	4.61
Risk-free interest rate	4.13% - 5.00%	4.29% - 5.03%	3.9%
Volatility	30.04% - 34.08%	36.81% - 43.47%	50.16%
Weighted average estimated fair value	$8.61	$7.89	$8.41
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	1.25
Risk-free interest rate	3.58% - 5.09%	2.68% - 5.09%	2.99%
Volatility	19.61% - 44.85%	19.61% - 53.98%	48.53%
Weighted average estimated fair value	$6.33	$6.77	$6.89

        Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 and presented deferred compensation as a separate component of stockholders' equity. In accordance with the provisions of SFAS 123(R), on November 1, 2005, the Company reclassified the balance in deferred compensation to additional paid-in capital on its balance sheet.

        For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period of four years and the ESPP's two-year offering period. The following table illustrates the effect on net income (loss) and net income (loss) per share, net of tax effects, for the year ended October 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to share-based awards:

Year Ended October 31, 2005
(in thousands, except per share amounts)
Net loss	$(17,114)
Add: Share-based employee compensation expense included in net loss, as reported under APB 25, net of related tax effects	3,483
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(86,213)

Pro-forma net loss under SFAS 123	$(99,844)

Net loss per share:
Basic and diluted—as reported	$(0.12)
Basic and diluted—pro forma	$(0.69)

        Share-based compensation was recorded in the same expense line items as cash compensation. The following table presents share-based compensation expense for the years ended October 31, 2007, 2006 and 2005, respectively:

	Year Ended October 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Cost of license	$6,620	$6,143	$536
Cost of maintenance and service	2,995	3,103	342
Research and development expense	24,520	28,030	2,608
Sales and marketing expense	17,256	16,237	1,475
General and administrative expense	10,620	9,527	1,215

Share-based compensation expense before taxes	62,011	63,040	6,176
Income tax benefit	(14,412)	(14,213)	(730)

Share-based compensation expense after taxes	$47,599	$48,827	$5,446

        Under SFAS 123(R), the Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

        As of October 31, 2007, $78.3 million of total unrecognized compensation cost related to stock awards is expected to be recognized over a weighted-average period of 2.2 years.

        The Company included all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows prior to the adoption of SFAS 123(R). SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash flows from financing activities. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company follows the alternative transition method discussed in Financial Accounting Standards Board (FASB) Staff Position No. 123(R)-3. There was no material impact to the Company's financial statements upon adoption of the alternative transition method in the third quarter of fiscal 2006. The Company has not recorded any excess tax benefits during fiscal 2007 and 2006.

        Deferred Compensation Plan.    The Company maintains the Synopsys Deferred Compensation Plan (the "Deferred Plan"), which permits eligible employees to defer up to 50% of their annual cash base compensation and up to 100% of their annual cash variable compensation. Distributions from the Deferred Plan are generally payable upon termination of employment over five to 15 years or as a lump sum payment at the option of the employee. Since the inception of the Deferred Plan, the Company has not made any matching or discretionary contributions to the Deferred Plan. There are no Deferred Plan provisions that provide for any guarantees or minimum return on investments. Undistributed amounts under the Deferred Plan are subject to the claims of the Company's creditors. As of October 31, 2007 and 2006, the invested amounts under the Deferred Plan totaled to $74.4 million and $62.5 million, respectively, and are recorded as long-term other assets in the Company's consolidated balance sheets. As of October 31, 2007 and 2006, the Company has recorded $78.8 million and $65.8 million, respectively, as long-term liabilities to recognize undistributed deferred compensation due to employees.

        Synopsys 401(k) Plan.    The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans are charged to operations and were $12.0 million, $10.1 million and $10.2 million in fiscal 2007, 2006 and 2005, respectively. For employees in the U.S., the Company maintains the Synopsys 401(k) Savings and Success Sharing Plan

(the 401k Plan). As allowed under Section 401(k) of the Internal Revenue Code, the 401k Plan allows tax deferred salary deductions of 1% to 30% of eligible annual salary by eligible employees. Employee contributions are limited by the maximum dollar amount allowed by the Internal Revenue Code. The Company matches pretax employee contributions up to 40% of employee deferrals or a maximum of $1,500 per participant per year. Participants who meet the age requirement before the close of the 401k Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions.

Note 9.    Income Taxes

        The domestic and foreign components of the Company's total income (loss) before provision for income taxes are as follows:

	Year Ended October 31,
	2007	2006	2005
	(in thousands)
United States	$29,377	$(37,389)	$(75,336)
Foreign	136,422	81,108	67,547

	$165,799	$43,719	$(7,789)

        The components of the provision (benefit) for income taxes were as follows:

	Year Ended October 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$12,530	$5,374	$7,158
State	4,973	3,954	564
Foreign	31,602	31,739	14,356

	49,105	41,067	22,078
Deferred:
Federal	(488)	(10,083)	(17,771)
State	(3,782)	319	(3,763)
Foreign	(9,527)	(12,326)	2,675

	(13,797)	(22,090)	(18,859)
Charge equivalent to the federal and state tax benefit related to employee stock options	—	—	6,106

Provision for income taxes	$35,308	$18,977	$9,325

        The provision for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2007	2006	2005
	(in thousands)
Statutory federal tax	$58,030	$15,301	$(2,726)
State tax, net of federal effect	1,191	4,273	(2,521)
Tax credits	(4,028)	(87)	(2,465)
Tax exempt income	(6,326)	(3,952)	(1,134)
Tax on foreign earnings (less than) in excess of U.S. statutory tax	(25,679)	(6,942)	4,645
Repatriation costs	—	—	11,649
In-process research and development expenses	1,120	280	1,995
Share-based compensation	7,238	9,908	—
Adjustment of tax benefit of previously recorded acquisition-related expenses	1,948	—	—
Other	1,814	196	(118)

	$35,308	$18,977	$9,325

        No tax benefit was recorded in the years ended October 31, 2007 and 2006 for expenses relating to the vesting of qualified stock options and share-based compensation costs which are borne by certain of the Company's foreign subsidiaries.

        Net deferred tax assets of $337.7 million and $315.4 million were recorded as of October 31, 2007 and 2006, respectively. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2007	2006
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$23,389	$22,636
Deferred revenue	54,361	43,327
Deferred compensation	23,569	28,124
Depreciation and amortization	14,858	16,525
Capitalized research and development costs	34,877	32,963
Stock compensation	27,559	15,410
Tax loss carryovers	48,290	69,839
Tax credits carryovers	123,165	109,399
Capital loss carryovers	7,088	6,351
Other	2,152	2,092

Gross deferred tax assets	359,308	346,666
Valuation allowance	(15,323)	(5,071)

Total deferred tax assets	343,985	341,595
Deferred tax liabilities:
Intangible assets	6,297	26,212

Total deferred tax liabilities	6,297	26,212

Net deferred tax assets	$337,688	$315,383

        There are approximately $2.1 and $3.2 million of deferred tax liabilities that are included in deferred compensation and other liabilities in the consolidated balance sheets for fiscal years 2007 and 2006, respectively.

        The valuation allowance increased by $10.2 million principally due to certain foreign deferred tax assets, the tax benefit of which is not considered more likely than not to be realized in future years.

        The Company has federal net operating loss carryforwards of approximately $163.0 million as of October 31, 2007, of which $75.7 million will expire in fiscal 2025, and $87.3 million primarily from acquired companies will expire between fiscal 2018 and 2027.

        The Company has unrecognized deferred tax assets of approximately $13.9 million as of October 31, 2007 attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.

        The Company has federal foreign tax credits of $65.5 million of which $60.3 million will expire from fiscal 2013 through 2017 and the remaining $5.2 million in foreign tax credits from acquired companies, which have a valuation allowance of $2.4 million, will expire between fiscal 2008 and 2011. Foreign tax credits can only be carried forward ten years. The Company's ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. Based on available evidence, it is more likely than not that the Company can utilize the remaining foreign tax credit carryforwards.

        The Company has federal research and development credits of $33.4 million, of which $23.4 million will expire between fiscal 2022 and 2027 and $10.0 million from acquired companies will expire between fiscal 2008 and 2025.

        The Company has a deferred tax asset of $21.2 million relating to California research and development tax credit carryforwards, which may be carried forward indefinitely. The Company has also recorded a deferred tax asset of $8.2 million relating to other state tax attributes carried forward for which the Company has recorded a valuation allowance of $3.0 million.

        The Company has a net deferred tax asset of $7.1 million relating to excess capital loss carryforwards for which the company has recorded a valuation allowance of $0.8 million. The Company's ability to utilize capital loss carryforwards is dependent upon having sufficient capital gain net income during the carryforward period. Based on available evidence, it is more likely than not that the Company can utilize the remaining capital loss carryforwards which will expire in fiscal 2010 through 2012.

        In evaluating its ability to utilize its deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, the existence of cumulative losses in certain jurisdictions in the most recent fiscal years and its forecast of future taxable income on a jurisdiction by jurisdiction basis. As of October 31, 2007, the Company believes that except where a valuation allowance has been provided, it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies will be sufficient to fully recover the net deferred tax assets.

        In fiscal 2006, the Company reduced additional paid in capital by approximately $8.9 million. The decrease is primarily due to the withdrawal of an incorrect state refund claim made in 2005 relating to stock option deductions claimed for foreign employees and an overstatement in prior years of the excess tax benefit realized from exercises of stock options assumed in certain acquisitions. In fiscal 2007, the Company recorded an increase in additional paid in capital by approximately $1.3 million, related to a tax benefit for prior year stock option exercises by certain non-U.S. employees.

        The Company has not provided taxes for undistributed earnings of its foreign subsidiaries because the Company plans to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount. As of October 31, 2007, there was approximately $127.6 million of earnings upon which U.S. income taxes have not been provided.

        In May 2006, the Tax Increase Prevention and Reconciliation Act of 2005 (the 2005 Act) was enacted and provides a three-year exception to current U.S. taxation of certain foreign intercompany income. The provisions of the 2005 Act first applied to the Company for its fiscal year 2007.

        In December 2006, the Tax Relief and Health Care Act of 2006 (the 2006 Act) was enacted, which retroactively extended the research and development credit from January 1, 2006. As a result, the Company recorded an increase in fiscal 2006 R&D credit of $2.2 million.

        IRS Revenue Agent's Report.    On June 8, 2005, the Company received a Revenue Agent's Report ("RAR") in which the Internal Revenue Service ("IRS") proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. The Company strongly believes the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that thus has meritorious defenses to this proposed IRS adjustment.

        On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, the Company reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which the Company expects will take several more months, but the Company believes that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then the Company has already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while the Company believes it is still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on the Company's results of operations and financial condition.

        In the third quarter of 2006, the IRS started an examination of the Company's federal income tax returns for the years 2002 through 2004. As of the end of fiscal 2007, no adjustments had been proposed as a result of this audit which would require an adjustment to the tax provision.

        Repatriation of foreign earnings.    In fiscal 2005, the Company recorded tax expense of $11.6 million related to the repatriation of $360 million, pursuant to The American Jobs Creation Act of 2004 (the Jobs Creation Act) which provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer equal to 85% of the eligible distribution.

Note 10.    Other Income, Net

        Other income, net consists of the following:

	Year Ended October 31,
	2007	2006	2005
	(in thousands)
Interest income, net	$24,868	$13,541	$9,543
Income (loss) on assets related to executive deferred compensation plan	9,741	4,581	(171)
Gain (loss) on sales of investments, net of investment write-downs	84	(1,355)	(3,805)
Foreign currency exchange gain (loss)	804	(455)	2,537
Correction of an error in accounting for certain hedging transactions(1)	—	—	2,958
Other, net(2)	12,258	(2,025)	40,994

Total	$47,755	$14,287	$52,056

(1)
In the first quarter of fiscal 2005, the Company re-evaluated its interpretation of certain provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging (SFAS 133), resulting in the discovery of an error in the application of the standard to certain prior year foreign currency hedge transactions. The effect of the error was not material in any prior period and did not impact the economics of the Company's hedging program. To correct the error, the Company reclassified the remaining $3.0 million related to the disallowed hedges from accumulated other comprehensive loss to other income during the year ended October 31, 2005.

(2)
For the year ended October 31, 2007, the amount included a litigation settlement of $12.5 million received from Magma. For the year ended October 31, 2005, the amount included a $33.0 million litigation settlement gain relating to the acquisition of Nassda.

Note 11.    Segment Disclosure

        Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the "management approach," i.e., how management organizes the Company's operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys' CODMs are the Company's Chief Executive Officer and Chief Operating Officer.

        The Company provides software products and consulting services in the electronic design automation software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual "seats" or licenses to the Company's products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment. Revenues and property and equipment, net related to operations in the United States and other by geographic areas were:

	Year Ended October 31,
	2007	2006	2005
	(in thousands)
Revenue:
United States	$609,938	$553,223	$507,191
Europe	188,960	174,914	157,468
Japan	193,911	184,282	166,666
Asia Pacific and Other	219,660	183,141	160,606

Consolidated	$1,212,469	$1,095,560	$991,931

	As of October 31,
	2007	2006	2005
	(in thousands)
Property and Equipment, net:
United States	$96,848	$113,710	$146,885
Other countries	35,018	26,950	23,310

Total	$131,866	$140,660	$170,195

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

	Year Ended October 31,
	2007	2006	2005
	(in thousands)
Revenue:
Galaxy Design Platform	$588,868	$567,455	$553,399
Discovery Verification Platform	318,189	267,272	215,925

Core EDA	$907,057	$834,727	$769,324
Intellectual Property	97,793	85,890	72,118
Design for Manufacturing	147,796	123,248	101,575
Professional Services and Other	59,823	51,695	48,914

Consolidated	$1,212,469	$1,095,560	$991,931

        One customer in the aggregate, accounted for 11%, 11% and 13% of the Company's consolidated revenue in fiscal 2007, 2006 and 2005, respectively.

Note 12.    Related Party and Other Transactions

        During fiscal 2007, former Director Richard Newton provided consulting services to the Company for which he was paid $16,667. During fiscal 2006 and 2005, Dr. Newton was paid $180,000 annually under his agreement with the Company. Dr. Newton passed away on January 1, 2007. Under the

Company's agreement with Dr. Newton, Dr. Newton provided advice concerning long-term technology strategy and industry development issues as well as assistance in identifying opportunities for partnerships with academia. Dr. Newton was a Professor of Electrical Engineering and Computer Science and Dean of the College of Engineering at the University of California, Berkeley. Effective September 6, 2006, the Company and Dr. Newton amended the agreement between them. Pursuant to the amended agreement, Dr. Newton's annual compensation for providing these services was reduced to $100,000 per year.

        Andy D. Bryant, Intel Corporation's Executive Vice President and Chief Financial and Enterprise Services Officer, served on the Company's Board of Directors from January 1999 until May 2005. Revenues derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 13% of the Company's total revenue for fiscal 2005. Management believes all transactions between the two parties were carried out on an arm's length basis.

Note 13.    Effect of New Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. In May 2007, the FASB issued Staff Position No. FIN 48-1 (FSP FIN 48-1), Definition of Settlement in FASB Interpretation No. 48, which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. The provisions are effective for the Company beginning in the first quarter of fiscal year 2008. Upon adoption of FIN 48, the Company is required to make an adjustment to opening retained earnings for the impact of adoption as well as adjust certain Balance sheet amounts to conform with the new standard. While the Company is in the process of completing its review of FIN 48, it does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows. However, certain reclassifications to the Company's assets and liabilities may be required.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements of assets and liabilities of a Company. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and November 15, 2008 for nonfinancial assets and liabilities. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating whether SFAS 157 will result in a change to its fair value measurements and has not yet determined the impact on the Company's consolidated financial position, results of operations or cash flows.

        In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value measurement to report all financial instruments at fair value. Its objective is to improve financial reporting by allowing entities to use fair value measurement for financial instruments in periods subsequent to adoption without using the complex hedging-accounting provisions. Under SFAS 159, entities may measure specified financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The requirements are effective for the Company beginning in the first quarter of fiscal 2009.

        In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2010.

        In December 2007, the Financial Accounting Standards Board issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2010.

Selected Unaudited Quarterly Financial Data

        The table below includes certain unaudited financial information for the last four fiscal quarters. Refer to Note 2 of Notes to Consolidated Financial Statements for information on the Company's fiscal year ends.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2007:
Revenue	$300,210	$292,928	$304,098	$315,233
Gross margin	241,835	237,511	245,707	253,151
Income before income taxes	27,756	57,016	33,827	47,200
Net income	23,357	41,265	24,855	41,014
Net income per share
Basic	$0.16	$0.29	$0.17	$0.28
Diluted	0.16	0.28	0.17	0.27
2006:
Revenue	$260,189	$274,779	$277,208	$283,384
Gross margin	204,900	218,798	221,763	226,572
Income before income taxes(1)	3,026	9,143	15,574	15,976
Net income	1,697	5,375	7,550	10,120
Net income per share
Basic	$0.01	$0.04	$0.05	$0.07
Diluted	0.01	0.04	0.05	0.07

(1)
During the fourth quarter of fiscal 2006, the Company recorded $1.6 million in share-based compensation associated with grants to employees in 2001 through 2005. The compensation should have been recognized evenly throughout fiscal 2006.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures.    As of October 31, 2007, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys' management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.Our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2007, (1) Synopsys' disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys' disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys' management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

  (b)
  Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2007. In making this assessment, our management used the framework established in Internal Control-Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    Our management has concluded that, as of October 31, 2007, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors' report on the effectiveness of our internal control over financial reporting, which is included herein.

  (c)
  Changes in Internal Controls.    There were no changes in Synopsys' internal control over financial reporting during the three months ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, Synopsys' internal control over financial reporting.

  (d)
  Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synopsys, Inc.:

        We have audited Synopsys, Inc.'s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synopsys, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended October 31, 2007, and our report dated December 21, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
December 21, 2007

Item 9A(T).    Controls and Procedures

        Not applicable.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 of Form 10-K with respect to Item 401 of Regulation S-K regarding our directors is incorporated herein by reference from the information contained in the section entitled "Directors and Nominees" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission on or before March 2, 2008.

        The information required by Item 10 of Form 10-K with respect to Item 405 of Regulation S-K regarding section 16(a) beneficial ownership compliance is incorporated by reference from the information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

        For information with respect to our executive officers, see "Executive Officers of the Registrant" at the end of Part I of this report, following Item 4.

        The information required by Item 10 of Form 10-K with respect to Items 407(c)(3), 407(d)(4) and 407(d)(5) is incorporated by reference from the information contained in the sections entitled "Director Nominations," "Corporate Governance" and "Committees of the Board of Directors" in our Proxy Statement.

Adoption of Code of Ethics

        Synopsys has adopted a Code of Ethics and Business Conduct (the Code) applicable to all of its Board members, employees and executive officers, including its Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). Synopsys has made the Code available on its website at
 http://www.synopsys.com/corporate/governance/code_of_ethics.html.

        Synopsys intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Synopsys' Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on its website at http://www.synopsys.com/corporate/governance/code_of_ethics.html. There were no amendments to the Code or waivers granted thereunder relating to the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during fiscal 2007.

Item 11.    Executive Compensation

        The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sections entitles "Executive Compensation and Related Information," "Director Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 of Form 10-K with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the information contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Stockholder Approval of Stock Plans

        The following table provides information regarding our equity compensation plans as of October 31, 2007.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights (b)(1)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column(a)) (c)
	(in thousands, except price per share amounts)
Equity Compensation Plans Approved by Stockholders(1)	11,099		$20.51	(2)	11,604
Equity Compensation Plans Not Approved by Stockholders	17,509	(3)	$20.08

Total	28,608	(4)	$20.25		11,604	(5)

(1)
Synopsys' stockholder approved equity compensation plans include the 2006 Employee Equity Incentive Plan, 2005 Non-Employee Directors Equity Incentive Plan, 1994 Non-Employee Directors Stock Option Plan and the International Employee Stock Purchase Plans.

(2)
Included in the outstanding weighted average exercise price are 1,442,198 Restricted Stock Units (RSU's) with an exercise price of $0.00. The weighted-average exercise price of stock options is $23.58.

(3)
Comprised of shares issuable upon the exercise of stock options outstanding under our 1998 Non-Statutory Stock Option Plan and the 2005 Synopsys Assumed Stock Option Plan, the material terms of which are described in Note 8 of Notes to Consolidated Financial Statements, which description is incorporated by reference here. No future grants will be made out of these plans.

(4)
Does not include information for outstanding options assumed in connection with acquisitions. As of October 31, 2007, a total of 1.4 million shares of our common stock were issuable upon exercise of such outstanding options at a weighted average exercise price of $17.61 per share.

(5)
Comprised of (1) 7.7 million shares remaining available for issuance under the 2006 Plan, (2) 575,358 shares remaining available for issuance under the 2005 Directors Plan, and (3) 3.3 million shares remaining available for issuance under the Employee Stock Purchase Plans as of October 31, 2007. No shares remain available for grant under the 1994 Directors Plan, which expired in October 2004.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" in our Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements

          The following documents are included as Part II, Item 8. of this Annual Report on Form 10-K:

  (2)
  Financial Statement Schedules

    None.

  (3)
  Exhibits

    See Item 15(b) below.

(b)
Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Bylaws of Synopsys, Inc.(2)
4.1	Amended and Restated Preferred Shares Rights Agreement dated April 7, 2000(3)
4.3	Specimen Common Stock Certificate(4)
10.1	Form of Indemnification Agreement for directors and executive officers(5)
10.2	Director's and Officer's Insurance and Company Reimbursement Policy(4)
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

10.7
Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(8)
10.8
Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(9)
10.9
Lease Agreement, dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(10)
10.10
Amendment No. 6 to Lease, dated July 18, 2001, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended.
10.11
Amendment No. 5 to Lease dated October 4, 1995, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended.
10.12
Amendment No. 3 to Lease, dated June 23, 1993, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.13
Amendment No. 1 to Lease, dated June 16, 1992, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.14
Amendment No. 4 to Lease, dated July 18, 2001, to Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.15
Amendment No. 3 to Lease, dated October 4, 1995, to Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.16
Amendment No. 3 to Lease, dated July 18, 2001, to Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.17
Amendment No. 2 to Lease, dated October 4, 1995, to Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.

10.18
Amendment No. 1 to Lease, dated July 18, 2001, to Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.19	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership(13)
10.20	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying the Company of the change of ownership under multiple leases.
10.21	1992 Stock Option Plan, as amended and restated(14)(15)
10.22	Employee Stock Purchase Program, as amended(14)(25)
10.23	International Employee Stock Purchase Plan, as amended(14)(12)
10.24	Synopsys deferred compensation plan dated November 14, 2005(14)(16)
10.25	1994 Non-Employee Directors Stock Option Plan, as amended and restated(14)(17)
10.26	Form of Executive Employment Agreement dated October 1, 1997(14)(18)
10.27	Schedule of Executive Employment Agreements(11)(14)
10.28	1998 Nonstatutory Stock Option Plan(14)(19)
10.29
Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002(20)
10.30
Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent(29)
10.31	Form of Stock Option Agreement under 1992 Stock Option Plan(14)(21)
10.32	Director Compensation Arrangements(14)(31)
10.33	2005 Non-Employee Director Equity Incentive Plan, as amended(14)(26)
10.34	Synopsys, Inc. 2005 Assumed Stock Option Plan(14)(22)
10.35	Executive Operating Plan Incentive(14)(23)
10.36	Form of Executive Change of Control Severance Benefit Plan(14)(25)
10.37	Form of First Amendment to the Employment Agreements with the Chairman and Chief Executive Officer, and President and Chief Operating Officer(14)(25)
10.38	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan(14)(24)
10.39	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan(14)(24)
10.40	2006 Employee Equity Incentive Plan(14)(26)
10.41	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan(14)(27)

10.42	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between Synopsys and Tarigo-Paul, LLC dated January 2, 1996(28)
10.43	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between Synopsys and Tarigo-Paul, LLC dated January 2, 1996(28)
10.44	Form of Fiscal 2007 Executive Incentive Plan(14)(33)
10.45	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan(14)(30)
10.46	Fiscal 2006 Executive Incentive Plan(14)(30)
10.47	Executive Relocation Agreement(14)(32)
10.48	ISE Milestone Compensation Plan(14)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 96)
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

(2)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 10, 2007.

(3)
Incorporated by reference from the like-described exhibit to Amendment No. 2 to the Company's Registration Statement on Form 8-A (Commission File No. 000-19807) filed with the Securities and Exchange Commission on April 10, 2000.

(4)
Incorporated by reference from the like-described exhibit to the Company's Registration Statement on Form S-1 (File No. 33-45138) which became effective February 24, 1992.

(5)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2005.

(6)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2004.

(7)
Incorporated by reference to the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on July 15, 2004.

(8)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1992.

(9)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1993.

(10)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1995.

(11)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended October 31, 2002.

(12)
Incorporated by reference from the like-described exhibit to the Registration Statement on Form S-8 (File No. 333-125224) of Synopsys, Inc. filed with the Securities and Exchange Commission on May 25, 2005.

(13)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended March 31, 1996.

(14)
Compensatory plan or agreement in which an executive officer or director participates.

(15)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended October 31, 2001.

(16)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 16, 2005.

(17)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

(18)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended January 3, 1998.

(19)
Incorporated by reference from the like-described exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90643) filed with the Securities and Exchange Commission on November 9, 1999.

(20)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 19, 2002.

(21)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 12, 2005.

(22)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2005.

(23)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 12, 2005.

(24)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ending January 31, 2006.

(25)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on March 29, 2006.

(26)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on April 27, 2006.

(27)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2006.

(28)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2006.

(29)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on October 25, 2006.

(30)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 11, 2006.

(31)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 11, 2007.

(32)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2007.

(33)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2007.

(c)
Financial Statement Schedules

  None.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOPSYS, INC.
Date:	December 21, 2007	By:	/s/ AART J. DE GEUS
Aart J. de Geus Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	December 21, 2007	By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial and Accounting Officer)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AART J. DE GEUS Aart J. de Geus	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	December 21, 2007
/s/ CHI-FOON CHAN Chi-Foon Chan	President, Chief Operating Officer and Director	December 21, 2007
/s/ ALFRED J. CASTINO Alfred J. Castino	Director	December 20, 2007
/s/ BRUCE R. CHIZEN Bruce R. Chizen	Director	December 21, 2007
/s/ DEBORAH A. COLEMAN Deborah A. Coleman	Director	December 20, 2007
/s/ JOHN G. SCHWARZ John G. Schwarz	Director	December 21, 2007
/s/ SASSON SOMEKH Sasson Somekh	Director	December 20, 2007
/s/ ROY VALLEE Roy Vallee	Director	December 20, 2007
/s/ STEVEN C. WALSKE Steven C. Walske	Director	December 20, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Bylaws of Synopsys, Inc.(2)
4.1	Amended and Restated Preferred Shares Rights Agreement dated April 7, 2000(3)
4.3	Specimen Common Stock Certificate(4)
10.1	Form of Indemnification Agreement for directors and executive officers(5)
10.2	Director's and Officer's Insurance and Company Reimbursement Policy(4)
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
10.7
Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(8)
10.8
Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(9)
10.9
Lease Agreement, dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended(10)
10.10
Amendment No. 6 to Lease, dated July 18, 2001, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended.
10.11
Amendment No. 5 to Lease dated October 4, 1995, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended.
10.12
Amendment No. 3 to Lease, dated June 23, 1993, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.13
Amendment No. 1 to Lease, dated June 16, 1992, to Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.

10.14
Amendment No. 4 to Lease, dated July 18, 2001, to Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.15
Amendment No. 3 to Lease, dated October 4, 1995, to Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.16
Amendment No. 3 to Lease, dated July 18, 2001, to Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.17
Amendment No. 2 to Lease, dated October 4, 1995, to Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.18
Amendment No. 1 to Lease, dated July 18, 2001, to Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended.
10.19	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership(13)
10.20	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying the Company of the change of ownership under multiple leases.
10.21	1992 Stock Option Plan, as amended and restated(14)(15)
10.22	Employee Stock Purchase Program, as amended(14)(25)
10.23	International Employee Stock Purchase Plan, as amended(14)(12)
10.24	Synopsys deferred compensation plan dated November 14, 2005(14)(16)
10.25	1994 Non-Employee Directors Stock Option Plan, as amended and restated(14)(17)
10.26	Form of Executive Employment Agreement dated October 1, 1997(14)(18)
10.27	Schedule of Executive Employment Agreements(11)(14)
10.28	1998 Nonstatutory Stock Option Plan(14)(19)
10.29
Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002(20)
10.30
Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent(29)
10.31	Form of Stock Option Agreement under 1992 Stock Option Plan(14)(21)
10.32	Director Compensation Arrangements(14)(31)
10.33	2005 Non-Employee Director Equity Incentive Plan, as amended(14)(26)

10.34	Synopsys, Inc. 2005 Assumed Stock Option Plan(14)(22)
10.35	Executive Operating Plan Incentive(14)(23)
10.36	Form of Executive Change of Control Severance Benefit Plan(14)(25)
10.37	Form of First Amendment to the Employment Agreements with the Chairman and Chief Executive Officer, and President and Chief Operating Officer(14)(25)
10.38	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan(14)(24)
10.39	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan(14)(24)
10.40	2006 Employee Equity Incentive Plan(14)(26)
10.41	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan(14)(27)
10.42	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between Synopsys and Tarigo-Paul, LLC dated January 2, 1996(28)
10.43	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between Synopsys and Tarigo-Paul, LLC dated January 2, 1996(28)
10.44	Form of Fiscal 2007 Executive Incentive Plan(14)(33)
10.45	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan(14)(30)
10.46	Fiscal 2006 Executive Incentive Plan(14)(30)
10.47	Executive Relocation Agreement(14)(32)
10.48	ISE Milestone Compensation Plan(14)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 96)
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

(2)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 10, 2007.

(3)
Incorporated by reference from the like-described exhibit to Amendment No. 2 to the Company's Registration Statement on Form 8-A (Commission File No. 000-19807) filed with the Securities and Exchange Commission on April 10, 2000.

(4)
Incorporated by reference from the like-described exhibit to the Company's Registration Statement on Form S-1 (File No. 33-45138) which became effective February 24, 1992.

(5)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2005.

(6)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2004.

(7)
Incorporated by reference to the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on July 15, 2004.

(8)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1992.

(9)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1993.

(10)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended September 30, 1995.

(11)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended October 31, 2002.

(12)
Incorporated by reference from the like-described exhibit to the Registration Statement on Form S-8 (File No. 333-125224) of Synopsys, Inc. filed with the Securities and Exchange Commission on May 25, 2005.

(13)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended March 31, 1996.

(14)
Compensatory plan or agreement in which an executive officer or director participates.

(15)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) for the fiscal year ended October 31, 2001.

(16)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 16, 2005.

(17)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.

(18)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended January 3, 1998.

(19)
Incorporated by reference from the like-described exhibit to the Company's Registration Statement on Form S-8 (File No. 333-90643) filed with the Securities and Exchange Commission on November 9, 1999.

(20)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on November 19, 2002.

(21)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 12, 2005.

(22)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2005.

(23)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 12, 2005.

(24)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ending January 31, 2006.

(25)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on March 29, 2006.

(26)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on April 27, 2006.

(27)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2006.

(28)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on September 12, 2006.

(29)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on October 25, 2006.

(30)
Incorporated by reference from the like-described exhibit to the Company's Current Report on Form 8-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on December 11, 2006.

(31)
Incorporated by reference from the like-described exhibit to the Company's Annual Report on Form 10-K (Commission File No. 000-19807) filed with the Securities and Exchange Commission on January 11, 2007.

(32)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended April 30, 2007.

(33)
Incorporated by reference from the like-described exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2007.