Form 10-K/A
period 2007-10-31
SYNOPSYS INC
filed 2008-03-05
CIK 883241

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From To

Commission File Number 0-19807

SYNOPSYS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1546236 (I.R.S. Employer Identification No.)
700 East Middlefield Road, Mountain View, California 94043 (Address of principal executive offices, including zip code)
(650) 584-5000 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC
Preferred Share Purchase Rights	The Nasdaq Stock Market LLC

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.

SYNOPSYS, INC.

FORM 10-K/A

INDEX

SYNOPSYS, INC.

EXPLANATORY NOTE

        We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on December 21, 2007, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this amendment.

PART III

Item 10—Directors, Executive Officers and Corporate Governance Directors

        The Board of Directors presently has nine members. The following are our directors' names, ages as of February 27, 2008, and year first elected or appointed as a director:

Name	Age	Year First Elected Director
Aart J. de Geus	53	1986
Alfred Castino	55	2007
Chi-Foon Chan	58	1998
Bruce R. Chizen	52	2001
Deborah A. Coleman	55	1995
John Schwarz	57	2007
Sasson Somekh	61	1999
Roy Vallee	55	2003
Steven C. Walske	55	1991

        Biographical information relating to our directors, including information they have furnished as to their principal occupations and certain other directorships they hold, is as follows:

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

        Al Castino has been a member of our Board since May 2007. Mr. Castino has served as Senior Vice President and Chief Financial Officer of Autodesk, Inc., a provider of 2D and 3D design software for the manufacturing, building and construction, and media and entertainment markets, since 2002. From January 2000 to July 2002, he served as Chief Financial Officer for Virage, Inc., a video and media communication software company. From September 1997 to August 1999, Mr. Castino served as Vice President of Finance and then Senior Vice President and Chief Financial Officer at PeopleSoft, Inc., an enterprise software company.

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

        Bruce R. Chizen has been a member of our Board since April 2001. Mr. Chizen has served as a strategic advisor to Adobe Systems Incorporated, a provider of graphic design, publishing and imaging software for Web and print production, since November 2007. From December 2000 until November 2007, he served as Chief Executive Officer of Adobe Systems Incorporated and he served as President from April 2000 to January 2005. He joined Adobe Systems in August 1994 as Vice President and General Manager, Consumer Products Division and in December 1997 became Senior Vice President and General Manager, Graphics Products Division. In August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing. From November 1992 to February 1994, he was Vice President and General Manager, Claris Clear Choice for Claris Corp., a wholly-owned subsidiary of Apple Computer. Mr. Chizen serves on the Board of Directors of Adobe Systems.

        Deborah A. Coleman has been a member of our Board since November 1995. Ms. Coleman is a General Partner of SmartForest Ventures, a venture capital firm, which she co-founded in June 2000. Ms. Coleman was Chairman of the Board of Merix Corporation, a manufacturer of printed circuit boards, from May 1994, when it was spun off from Tektronix, Inc., until September 2001. She also served as Chief Executive Officer of Merix from May 1994 to September 1999 and as President from March 1997 to September 1999. Ms. Coleman joined Merix from Tektronix, a diversified electronics corporation, where she served as Vice President of Materials Operations, responsible for worldwide procurement, distribution, component engineering and component manufacturing operations. Prior to joining Tektronix in November 1992, Ms. Coleman was with Apple Computer, Inc. for eleven years, where she held several executive positions, including Chief Financial Officer, Vice President, Information Systems and Technology and Vice President of Operations. Ms. Coleman serves on the Boards of Directors of Applied Materials, Inc., a manufacturer of semiconductor fabrication equipment.

        Dr. John Schwarz has been a member of our Board since May 2007. Dr. Schwarz has served as Chief Executive Officer of Business Objects S.A., a provider of business intelligence software and services, since September 2005. Business Objects was acquired by the SAP Group in February 2008. Dr. Schwarz continues to serve as the Chief Executive Officer of Business Objects, which is now a unit of SAP, and became a member of SAP's Executive Board effective March 1, 2008. Dr. Schwarz also serves as a Director on the Board of the Business Objects SAP subsidiary. From December 2001 to September 2005, he served as President and Chief Operating Officer of Symantec Corporation, a provider of infrastructure security and storage management software. From January 2000 to November 2001, Dr. Schwarz served as President and Chief Executive Officer of Reciprocal Inc., which provided business-to-business secure e-commerce services for digital content distribution over the internet. Before joining Reciprocal, Dr. Schwarz spent 25 years at IBM Corporation where most recently he was General Manager of IBM's Industry Solutions unit, a worldwide organization focused on building business applications and related services for IBM's large industry customers.

        Dr. Sasson Somekh has been a member of our Board since January 1999. From January 2004 through January 2007, Dr. Somekh served as President of Novellus Systems, Inc., a manufacturer of semiconductor fabrication equipment, and currently serves as chair of the Technical Advisory Board of Novellus. Previously, Dr. Somekh served as a member of the board of directors of Applied Materials, Inc. from April 2003 until December 2003, and as an Executive Vice President of Applied Materials from November 2000 until August 2003. Dr. Somekh served as a Senior Vice President of Applied Materials from December 1993 to November 2000 and as a Group Vice President from 1990 to 1993. Dr. Somekh is a director of Nanosys, Inc., a developer of nano-enabled systems for use in energy, defense, electronics, healthcare and information technology applications, Sol-Gel Technologies Ltd., a nanotechnology skin care company and SoloPower Inc., a solar power company, all of which are privately held.

        Roy Vallee has been a member of our Board since February 2003. Mr. Vallee is Chief Executive Officer and Chairman of the Board of Avnet, Inc., a global semiconductor products and electronics distributor, positions he has held since June 1998. Previously, he was its Vice Chairman of the Board from November 1992 until June 1998, and also its President and Chief Operating Officer from March 1992 until June 1998. Mr. Vallee currently serves on the board of directors of Teradyne, Inc., an automated testing company for the electronics, communications and software industries. He is also co-chair of the Arizona Governor's Council on Innovation and Technology.

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

Executive Officers

        The executive officers of Synopsys and their ages as of February 27, 2008, were:

Name	Age	Position
Aart J. de Geus	53	Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	58	President and Chief Operating Officer
Brian M. Beattie	54	Chief Financial Officer
John Chilton	50	Senior Vice President, Marketing and Business Development Group
Janet S. Collinson	47	Senior Vice President, Human Resources and Facilities
Antun Domic	56	Senior Vice President and General Manager, Implementation Group
Manoj Gandhi	47	Senior Vice President and General Manager, Verification Group
Deirdre Hanford	45	Senior Vice President, Global Technical Services
Paul Lo	48	Senior Vice President and General Manager, Analog/Mixed Signal Group
Joseph W. Logan	49	Senior Vice President, Worldwide Sales
Brian E. Cabrera	42	Vice President, General Counsel and Secretary
Joachim Kunkel	49	Vice President and General Manager, Systems and IP Group

        Biographical information for Aart J. de Geus and Chi-Foon Chan is set forth under "Directors" above.

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

Information Regarding the Audit Committee

        Our Board maintains an Audit Committee. During fiscal 2007, our Audit Committee held twelve meetings. During fiscal 2007 and until February 28, 2008, the members of the Audit Committee were Ms. Coleman (Chair), Mr. Castino, Dr. Somekh and Mr. Vallee. Effective February 28, 2008, Dr. Somekh is no longer a member of the Audit Committee. All members of our Audit Committee are considered independent under the applicable SEC and Nasdaq listing standards. The Audit Committee acts on behalf of the Board, performing financial oversight responsibilities relating to (1) the integrity of our financial statements, financial reporting processes and systems of internal accounting and financial controls, (2) our internal audit function, (3) the annual independent audit of our financial statements, (4) the engagement of our independent registered public accounting firm and evaluation of their performance and independence, and (5) compliance with legal and regulatory requirements. SEC regulations require us to disclose whether a director qualifying as an "audit committee financial expert" serves on the Audit Committee. Our Board has determined that Ms. Coleman, Mr. Castino and Mr. Vallee, all members of our current Audit Committee, qualify as audit committee financial experts within the meaning of such regulations.

Stockholder Recommendations for Nominations of Directors

        The Governance Committee considers candidates for Board membership suggested by Board members and management of Synopsys. The Governance Committee has, on occasion, retained third-party executive search firms to identify independent director candidates. The Governance Committee will consider persons recommended by our stockholders in the same manner as a nominee recommended by Board members, management, or a third-party executive search firm. A stockholder who wishes to suggest a prospective nominee for the Board should notify our Secretary or any member of the Governance Committee in writing with any supporting material the stockholder considers appropriate. After completing the evaluation and review, the Governance Committee makes a recommendation to the full Board as to the person who should be nominated to the Board, and the Board determines and approves the nominees after considering the recommendation and report of the Governance Committee.

        If a stockholder wishes to recommend a candidate for nomination to our Board, he or she should forward the name of that nominee and related information as required by our bylaws, such as occupation and the number of shares which are beneficially owned by the nominee, to the Governance Committee, in care of the Corporate Secretary, at least six months before the next annual meeting to assure time for meaningful consideration by the Governance Committee. Prior to or at the time the Governance Committee approves the agenda for each stockholder meeting, the Governance Committee evaluates all nominees for director, including any nominee that may have been properly proposed by stockholders. The Governance Committee has not, to date, adopted a formal process for consideration of stockholder nominees because it believes this informal consideration process has been adequate given the lack of stockholder nominations in the past. However, the Governance Committee intends to review periodically whether a more formal policy should be adopted.

        There have been no recent material changes to the procedures by which stockholders may recommend nominees for the Board.

Section 16(A) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

        Based solely on its review of the copies of the Forms 3, 4 and 5 filed by or received from its reporting persons (or written representations received from such persons), we believe that each of our directors, executive officers and greater than ten percent beneficial owners of our common stock during fiscal 2007 complied with all filing requirements applicable to such persons.

Code of Ethics

        The Board is committed to ethical business practices and, therefore, we have adopted a Code of Ethics and Business Conduct (the "Code") applicable to all of our Board members, employees and executive officers, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer). Synopsys has made the Code available on our website at http://www.synopsys.com/corporate/governance/code_of_ethics.html. Synopsys intends to satisfy the public disclosure requirements regarding (1) any amendments to the Code, or (2) any waivers under the Code given to Synopsys' Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer by posting such information on its website at http://www.synopsys.com/corporate/governance/code_of_ethics.html. There were no amendments to the Code or waivers granted thereunder relating to our Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer during fiscal 2007.

Item 11—Executive Compensation

Compensation Discussion and Analysis

        In this section, we explain and analyze the material elements of our compensation program for our "named executive officers," who are identified in the Summary Compensation Table on page 17 of this Form 10-K/A. The purpose of this discussion is to provide the context necessary to understand specific compensation for our named executive officers, as detailed in the tables and narratives following this section.

  Our Compensation Philosophy and Objectives

        Our executive compensation program is designed to attract, motivate, reward and retain talented individuals who are essential to our continued success and to increasing stockholder value. The following objectives and principles apply to all determinations of the form and amount of compensation for our named executive officers:

  •
  Provide compensation that is sufficiently competitive in our industry and geography to attract and retain high-quality executive officers;

  •
  Create financial incentives for executives to achieve our important business plans and strategic objectives;

  •
  Motivate executives to deliver results above our plan targets;

  •
  Align the interests of executives and our stockholders through the use of long-term incentives while effectively managing stockholder dilution;

  •
  Reinforce a culture of accountability and excellence; and

  •
  Promote teamwork among our executive team by considering internal equity in setting compensation levels.

  Compensation Setting Process

        Our Compensation Committee (the Committee) determines all aspects of compensation for our named executive officers.

        Compensation Decision Timeline:    In the first quarter of each fiscal year, the Compensation Committee determines compensation targets, base salaries, incentive plan design, and incentive plan performance goals for that fiscal year. The Committee also makes final determinations of whether our named executive officers have earned incentive cash bonuses for the preceding fiscal year, based on the Committee's review of our financial results for the year.

        Decision Framework:    Because the Committee considers the competitiveness of its executive compensation program a key objective of the program, it evaluates market information about the compensation of executive officers at similar-sized companies facing similarly complex business challenges. The market data is used as a guide, against which the Committee evaluates the compensation of each of the named executive officers in light of the executive's scope of responsibility, domain expertise, business knowledge and significance to our corporate objectives. This process allows the Committee to set compensation at levels appropriate to retain and motivate our executive leadership.

        The Committee generally uses the median, or 50th percentile, of compensation for similar positions at similarly complex businesses as a market reference or guide to determine total direct compensation (base salary, cash-based incentives, and equity compensation) for our named executive officers. The Compensation Committee may approve compensation of individuals above or below this market guide based upon performance, position, experience and our budget. The Committee also believes that our executive compensation program should contain elements that align the interests of our executives with the interests of Synopsys and our stockholders in Synopsys achieving better-than-expected financial results, such as the above-market bonus payments paid under our annual cash incentive plan for above-target performance. The Committee also believes that bonuses should not be paid for performance that is less than 90% of target, and should be capped if performance is better than 125% of target. Finally, the Committee believes that equity awards are a useful element in the compensation program, because they can align executive incentives with stockholder interests.

        The Compensation Committee uses two sources of executive compensation market data: Radford Executive Compensation Survey data and information available through Equilar, a compensation benchmark firm. Our human resources group summarizes the information from these surveys for the Committee. The Radford Executive Compensation Survey data alone is used to establish salary and incentive cash levels; the Radford Executive Compensation Survey data and the Equilar data are both used to establish equity compensation amounts.

        The Compensation Committee selects our peer group of companies for executive compensation purposes on an annual basis, with input from a third party consultant and our Chief Executive Officer (except with respect to his own compensation). In 2007, the Committee used the following criteria to select the peer group of companies: semiconductor or software companies with revenue of between $650 million and $2.5 billion (which is generally indicative of organizational complexity) and operations in Northern California. In addition, the Committee considers the size of organizations as measured by employee count and market capitalization. The companies that comprised the peer group for fiscal 2007 were:

Adobe Systems Incorporated	Intuit, Inc.	Novellus Systems, Inc.
Altera Corporation	Linear Technology Corporation	Nvidia Corporation
Autodesk, Inc.	LSI Corporation	Sybase, Inc.
BEA Systems, Inc.	McAfee, Inc.	Verisign, Inc.
Cadence Design Systems, Inc.	Mentor Graphics Corp.	Xilinx, Inc.
Cypress Semiconductor Corp.	Mercury Interactive Corp.
Hyperion Solutions Corporation	National Semiconductor Corp.

        Decision Support.    Since September 2006, we have engaged Radford Surveys + Consulting (Radford) to serve as the Committee's compensation consultant, reporting directly to the Committee. For fiscal 2007 the Committee instructed Radford to review the market data collected by our human resources group, to ensure that the data upon which the Committee relies is accurate. In addition, Radford helps the Committee interpret the comparative data and provides objective insight into the reasonableness of our executive officer compensation levels, including that of our Chief Executive Officer. Radford also provides the Committee objective third-party advice on emerging trends in the market that may not yet be reflected in the comparative data. Radford provides written reports for the Compensation Committee and attends Committee meetings to respond to questions from Committee members.

        The Committee also relies upon performance assessments and suggested compensation targets for the named executive officers that are provided by our Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President of Human Resources. To assess the Chief Executive Officer's performance, the Committee oversees a comprehensive assessment process that is conducted by the Senior Vice President of Human Resources and then summarized by the Chairman of the Compensation Committee. During discussions about our Chief Executives Officer's compensation, he is excused from the meetings and does not influence the decision process or outcome.

        Section 162(m) of the Internal Revenue Code generally places a limit of $1,000,000 on the amount of compensation we may deduct for federal income tax purposes in any one year with respect to certain highly compensated officers. In order to maintain flexibility in compensating our executive officers in a matter designed to promote achievement of corporate goals, the Compensation Committee will not necessarily limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code.

  Elements of Executive Compensation

        Our executive compensation program includes the following elements:

  •
  Base salary;

  •
  Annual cash-based incentive awards;

  •
  Equity-based awards; and

  •
  Employee stock purchase plan and other benefits.

  Base Salary

        Base salary is baseline cash compensation paid to executive officers throughout the year, regardless of stockholder returns or our performance. The Committee believes that base salary should provide executive officers with a predictable income sufficient to attract and retain strong talent in a competitive marketplace. To accomplish this objective, the Compensation Committee considers: peer group compensation data; the executive officer's position, responsibility level, experience, and objectives for the ensuing year; the executive officer's past performance relative to corporate, business group and individual objectives; and the executive officer's base compensation relative to other Synopsys executive officers and employees. The Committee also considers the potential annual cash-based incentives, with the objective of achieving total annual cash compensation for named executives that is approximately equal to the 50th percentile annual cash compensation for our peer group of companies when our performance is on-target.

        The Compensation Committee set salary for Dr. de Geus, our Chief Executive Officer, at approximately the 25th percentile relative to peer group data, but provides incentive cash compensation above the 50th percentile, in order to promote our pay-for-performance philosophy. Combined, the salary and cash incentive provide total cash compensation for Dr. de Geus that is around the 50th percentile of our peer group of companies, consistent with the Committee's overall objective. With respect to Dr. Fichtner, the Committee made no change to his salary upon being appointed an executive officer in 2007. Base salaries are typically reviewed annually, and were not increased in 2007.

  Annual Cash-Based Incentive Awards

        The Compensation Committee uses cash-based incentive awards to align the interests of executive officers with the interests of our stockholders. Annual cash bonuses are intended to motivate executive officers to achieve annual financial targets set by the Committee. For fiscal 2007, the Committee selected company-level financial targets for our named executive officers in order to focus executive attention on attaining our financial objectives and to foster teamwork among the members of our management team. For executives leading product or field business groups, the Committee also selected group-level measures of performance, in order to ensure that each business group is properly contributing to our overall objectives.

        Target incentive compensation (incentive compensation payable if performance metrics are achieved at 100% of target) is expressed as a percentage of the named executive officer's annual base salary. For fiscal 2007, target incentive compensation for each of the named executive officers was as follows:

Name	Title	Target Incentive Compensation expressed as a percentage of annual Base Salary
Aart J. de Geus	Chief Executive Officer	240%
Chi-Foon Chan	President and Chief Operating Officer	170%
Brian M. Beattie	Chief Financial Officer	100%
Antun Domic	Senior Vice President and General Manager, Implementation Group	80%

        As discussed above under "Base Salary," the Committee has set an above-market level of target incentive compensation for Dr. de Geus, because his base salary was at the 25th percentile relative to peer group data. The Committee believes that making a large percentage of Dr. de Geus' total cash compensation "at risk" promotes our pay-for-performance philosophy and maximizes his incentive to lead our company to achieve its overall business objectives and drive value for our stockholders. Dr. de Geus' total cash compensation, assuming the company's business objectives are achieved, remains consistent with the 50th percentile of our peer group of companies.

        Dr. Fichtner, who was appointed an executive officer in December 2006, was compensated in fiscal 2007 exclusively under arrangements entered into with him when we acquired ISE Integrated Systems Engineering AG ("ISE") in 2005. At that time, we agreed to pay Dr. Fichtner specified amounts over a period of three years based upon achievement of ISE sales and retention milestones. For fiscal 2007,

Dr. Fichtner earned the incentive bonus as a result of the milestone achievements and the Compensation Committee also agreed to provide a discretionary bonus to Dr. Fichtner of approximately $72,000 in recognition of the consistent achievement of ISE sales milestones over all three years.

        Performance criteria for the cash incentive compensation are set forth in our 2007 Executive Incentive Plan ("Executive Plan"), which was approved by the Committee during the first quarter of fiscal 2007. For fiscal 2007, the Committee selected the following measures:

Performance Criteria	Weight	Target	Achieved
2007 Revenue	15%	$1.207B	$1.212B
2007 Non-GAAP Operating Margin*	25%	20.0%	20.1%
2008 Revenue Backlog**	25%	***	***
2007 Accepted Orders	15%	***	***
2007 Growth Initiatives	20%	***	***

*
GAAP operating margin adjusted to eliminate the effect of amortization of intangible assets, in-process research and development charges, integration and other acquisition-related expenses, facilities and workforce realignment charges, and other significant items which, in the opinion of management, are infrequent or non-recurring

**
Represents the portion of total backlog that we expect to recognize as revenue in fiscal 2008.

***
Confidential

        The Compensation Committee considered these performance criteria the best indicators of financial performance for Synopsys, reflecting both current period performance and future prospects. Given our business model, the Committee sought to encourage attention to current year performance and activities to promote future revenue predictability. Specifically, the Committee selected 2007 revenue and 2007 non-GAAP operating margin as performance measures because they indicate current year performance. The Committee selected 2007 accepted orders and 2008 revenue backlog as performance measures because they indicate future revenue. The 2007 growth initiatives component represented our strategic programs for Synopsys that lay the foundation for improved financial and operational success. The Committee selected a relatively equal weighting between these criteria to encourage management to focus on near-term financial goals while also pursuing long-term benefits for Synopsys and our stockholders.

        The Compensation Committee set specific targets for each of the Executive Plan performance criteria set forth above based on the Board-approved business operating plan. Disclosure of our confidential Executive Plan performance targets would present a risk of competitive harm to Synopsys. However, the Committee set targets that it believed should be achievable, in the absence of changes in overall economic conditions, while also delivering significant performance improvement over the prior year.

        Under our Executive Plan, bonuses paid to our named executive officers are dependent on the level of achievement of each performance target. If the level of weighted achievement for all performance targets in the aggregate is below 90% of target, no bonus is paid. The Committee set a threshold of 90%, which is more stringent than thresholds of many similar-sized companies, because of its commitment to provide financial rewards to executive officers only when important business objectives are achieved. The threshold for non-executive officers eligible for bonuses based upon company performance is lower than for executive officers. As performance exceeds the threshold, the percent of bonus earned increases, and once performance exceeds 100%, the percentage of bonus earned is accelerated. For example, at 90% weighted achievement, 50% of bonus is earned, at 100% of target, 100% of bonus is earned, and at 125% weighted achievement, 180% of target bonus is earned.

The Compensation Committee believes this bonus structure encourages our executives to maximize their efforts to achieve outstanding results. The Committee also believes that the likelihood of 125% weighted achievement is remote.

        In December 2007, following the end of 2007, the Compensation Committee determined that we achieved 107.4% weighted performance under the 2007 Executive Plan and that the business units achieved on average 103.1% weighted performance. For fiscal 2007, the Compensation Committee retained the right to reduce individual bonus payments, or to increase them, based upon individual or business group performance factors, but decided not to modify Executive Plan bonuses for our named executive officers materially. Fiscal 2007 Executive Plan bonuses paid to our named executive officers were as follows:

Name	Fiscal 2007 Target Bonus	Fiscal 2007 Actual Bonus Paid
Aart J. de Geus	$1,080,000	$1,500,000
Chi-Foon Chan	$714,000	$1,000,000
Brian M. Beattie	$375,000	$525,000
Antun Domic	$296,000	$385,000
Wolfgang Fichtner	*	*

*
Dr. Fichtner did not participate in the Executive Plan but was paid pursuant to the ISE acquisition agreement.

        In December 2005, the Compensation Committee approved a special one-time Operating Plan Incentive ("OPI") arrangement, which provided for cash bonuses and stock option grants vesting upon our achievement of specified non-GAAP operating margin targets for fiscal 2006 and fiscal 2007. The Compensation Committee adopted the OPI because it believed our operating margins were low relative to our business competitors' operating margins, and the Committee sought to provide the executive team with additional incentives to improve this financial measure. Since 2005, our non-GAAP operating margin more than doubled. As a result of our achieving non-GAAP operating margin in excess of 20%, the fiscal 2007 OPI cash bonus was paid and the second half of the OPI stock option grants vested. Amounts paid to named executive officers under the OPI in fiscal 2007, and the number of OPI stock options vested in fiscal 2007, were as follows:

Name	Fiscal 2007 OPI Cash Bonus Paid	Fiscal 2007 OPI Stock Options Vested
Aart J. de Geus	$110,000	45,000
Chi-Foon Chan	$80,000	30,000
Brian M. Beattie	$53,000	20,000
Antun Domic	$47,000	20,000
Wolfgang Fichtner	*	*

*
Dr. Fichtner was not eligible to participate in the OPI because he became an executive officer in December 2006.

  Equity-Based Awards

        The Compensation Committee uses equity awards primarily to motivate our named executive officers to focus on longer-term strategies to increase stockholder value, and secondarily to retain executive officers. Generally, our equity awards vest over four years, which the Committee believes encourages retention of key leadership, and focuses them on business growth and stock price appreciation.

        In fiscal 2007, as an element of long-term incentive compensation, the Committee granted stock options to executive officers. The Committee believes that stock options generally are an important form of long-term incentive compensation to grant to our executives because stock options align their interests with the interests of stockholders by having value only if our stock price increases over time. The Committee granted an average of 30% fewer stock options in fiscal 2007 compared to fiscal 2006 because, for the first time in fiscal 2007, the Committee also granted performance-based restricted stock units to our named executive officers, in order to promote our pay-for-performance philosophy. These restricted stock unit awards are "at risk" if performance goals are not achieved. The Committee believes that in addition to promoting the pay-for-performance philosophy, once earned, restricted stock units encourage executive retention during economic or market cycles when our stock price declines, because the restricted stock unit retains a large portion of its value even if the stock price declines after the date of grant. The Committee also believes that restricted stock unit awards are increasingly common among our peer group of companies, so this element of compensation is part of a competitive compensation package. In the first quarter of fiscal 2007 the Committee awarded restricted stock units to the named executive officers that would vest only if we attained $189.0 million non-GAAP net income for fiscal 2007. Because that target was achieved, on the date that we reported our financial results for fiscal 2007, 25% of the restricted stock units vested, and the remainder will vest in three equal annual installments, so long as the executive remains an employee. If we had not achieved our non-GAAP net income target, the entire restricted stock unit award would have expired immediately.

        The number of stock options and restricted stock units granted to named executive officers is based on a target equity value. As noted above under "Decision Framework," we generally use the target equity value of stock options and restricted stock units combined to set total equity-based compensation at the desired 50th percentile level for each named executive officer. While the Committee reviews the realized or unrealized value of prior equity awards when determining the target economic value of equity awards, the Committee believes that each current equity award is an incentive to drive future stockholder return.

        In 2007, the exercise price of stock options was set at the closing price of our common stock on the Nasdaq Global Select Market on the date of the pre-scheduled Compensation Committee meeting at which the options were awarded.

        In fiscal 2006, the Compensation Committee granted stock options under the OPI described above, subject to performance vesting over two years. Each named executive officer (other than Dr. Fichtner, who was not eligible to participate because he was not a named executive officer in fiscal 2006) received stock options that vested and were earned in two equal installments as we achieved the pre-determined operating margin targets for fiscal 2006 and fiscal 2007. Mr. Beattie was added to the OPI program when he joined Synopsys in January 2006.

  Employee Stock Purchase Plan and Other Benefits

        Employee Stock Purchase Plan.    Our named executive officers may participate in our Employee Stock Purchase Plan, a broad-based plan that enables eligible employees to purchase shares of our common stock at a discounted price. The plan qualifies under Section 423 of the Internal Revenue Code and is therefore required to be made available to all U.S. employees, including executive officers, serving the requisite numbers of hours. The plan permits employees to acquire shares of our common stock through periodic payroll deductions of up to 10% of total cash compensation up to a maximum of $7,500 per six-month purchase period. The price per share at which participating employees may purchase our common stock is 85% of the lesser of the fair market value of the shares at the beginning of a rolling two-year offering period or the end of each six-month purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period.

        Tax-Qualified 401(k) Retirement Plan.    Our named executive officers are eligible to participate in our tax-qualified 401(k) retirement plan on the same terms as other employees. We contribute $0.40 for every dollar an employee contributes to the plan, up to a maximum contribution of $1,500 per year.

        Deferred Compensation Plan.    Although executive officers are eligible to participate in our tax-qualified 401(k) retirement plan, the Internal Revenue Code limits the dollar amounts of deferrals and contributions by us that can be made to plan accounts. To compensate for these limitations, which apply in practice to more highly-compensated employees, the Committee established a Deferred Compensation Plan under which executive officers may elect to defer up to 50% of their base salary compensation and up to 100% of their annual bonus. Distributions from the Deferred Compensation Plan are generally payable upon termination of employment over five to 15 years or as a lump sum payment at the option of the employee. Since its inception, we have not made any matching or discretionary contributions to the Deferred Compensation Plan. There are no provisions that provide for any guarantee or minimum return on investments. Undistributed amounts under the Deferred Compensation Plan are subject to the claims of our creditors. The Committee offers this benefit to our named executive officers and other eligible employees because it provides a tax benefit for the participating employees at a relatively low cost to us.

        Health and Welfare Benefits.    We provide certain other employee benefits—consisting of programs for employees generally, including health benefits, life insurance and other welfare benefits. For Dr. Fichtner, who resides in Switzerland, we were obligated by Swiss law to contribute to a retirement fund, to an extent equal to the employee's contribution.

  Severance and Change of Control Benefits

        Executive Change of Control Severance Benefit Plan.    In fiscal 2006, the Board approved an Executive Change of Control Severance Benefit Plan (the "Change of Control Plan") in order to compensate our executive officers in the event of a qualifying termination of employment following a change of control of Synopsys. The purpose of the Change of Control Plan is to protect the interests of our executives while encouraging them to continue to fulfill our objectives during and following a change of control. We believe that the protections afforded under the plan help us recruit and retain executives and that they are consistent with those offered by the companies in our peer group. The Change of Control Plan has a "double trigger," providing benefits only if the executive's employment with us is terminated following the change of control. These benefits are payable only in the event an executive's employment is terminated without cause within 30 days before or 12 months after a change of control or is constructively terminated within 12 months after a change of control. The benefits consist of (in addition to any unpaid salary, bonus or benefits to which the executive otherwise is entitled): (1) a cash severance payment equal to one year of base salary; (2) one to two times the executive's target annual bonus, depending upon the timing of the termination within our fiscal year; (3) a cash payment equal to the estimated cost of health care premiums for one year; and (4) full acceleration of all unvested stock options and other stock awards held by the executive at the time of termination. An executive may be required to enter into an 18-month non-competition agreement and must sign a release in order to receive benefits should a qualifying termination occur. The Change of Control Plan does not provide any benefits if the termination is voluntary or for cause.

        Cause for termination would include certain acts of dishonesty, negligence or willful misconduct or continuing failure to perform one's job duties and fulfill one's obligations to us. A constructive termination is an executive's resignation within 60 days following a reduction in duties, salary, target bonus or benefits or a relocation of more than 75 miles, in each case without the executive's consent.

        A change of control is defined generally under the Change of Control Plan as the acquisition by a third party of more than 50% of the voting power of our outstanding voting securities; a merger or consolidation after which our stockholders do not own at least 50% of the voting power of the new entity or its parent in each case in the same proportion as their ownership of our voting securities immediately prior to the transaction; the approval by our stockholders or board of directors of a plan of complete dissolution or liquidation or a complete dissolution or liquidation otherwise occurs; a disposition of all or substantially all of our assets other than to an entity of which more than 50% of the voting securities are owned by stockholders of the Company; or members of our board of directors (including new directors approved or recommended by a majority of the board) cease to constitute at least a majority of the board.

        Other Change of Control Arrangements.    Our change of control arrangements with Dr. de Geus and Dr. Chan are included in employment agreements entered into before adoption of the Change of Control Plan, and therefore they do not participate in the Change of Control Plan. These agreements were negotiated with Dr. de Geus and Dr. Chan in 1997, to provide them additional financial security and thereby retain their services for Synopsys. Each change of control agreement provides that, in the event of an involuntary termination other than for cause within 24 months following a change of control of Synopsys, the executive will receive: (1) a cash payment equal to two times his base compensation for the current fiscal year or the immediately preceding fiscal year, whichever is greater; (2) a cash payment equal to two times his target incentive for the current fiscal year or, if there is no target incentive in effect for the current fiscal year, the highest target incentive in the last three fiscal years; (3) the estimated cash value of his health care premiums for 18 months; and (4) full acceleration of all unvested stock options. The executive must sign a release of claims in order to receive any severance payments.

        Dr. de Geus and Dr. Chan's agreements also provide for severance benefits in the event of an involuntary termination other than for cause outside the 24-month period following a change of control. In this event, the executive would receive: (1) a cash payment equal to his base compensation during the fiscal year or immediately preceding fiscal year, whichever is greater; (2) a cash payment equal to the target incentive then in effect or, if there is no target incentive in effect for such year, the highest target incentive in the three preceding years provided the executive does not engage in misconduct (generally conduct harmful to our interests, including disclosure of confidential information, disparagement or direct competition) for six months following the termination date; and (3) the estimated cash value of his health care premiums for 12 months.

        Under these agreements, cause for termination has a similar meaning as it does under the Change of Control Plan, and an involuntary termination includes, in addition to any termination not for cause, a reduction in duties, authority, responsibilities, perquisites, office space, base compensation, or employee benefits, a relocation of more than 50 miles or the failure of Synopsys to obtain the assumption of the agreement by a successor.

        A change of control is defined generally under the agreements as the acquisition by a third party of 50% of the voting power of our outstanding voting securities; a merger or consolidation after which our stockholders do not own at least 50% of the voting power of the new entity or its parent; the approval by our stockholders of a plan of complete dissolution or liquidation; an agreement for the sale or disposition of all or substantially all of our assets; or, during a two-year period, members of our board of directors (including new directors approved or recommended by a majority the board) cease to constitute at least a majority of the board.

        Dr. Fichtner entered into an employment agreement with us in connection with our acquisition of his former employer, ISE Integrated Systems Engineering AG. In the event we were to terminate the agreement other than for cause, Dr. Fichtner would have been able to continue his participation in the ISE Sales and Retention Milestone Plan as if he continued to be an employee of Synopsys.

        In addition, our employee stock and option plans provide for the acceleration of the vesting of any unvested options or stock awards in the event they are not assumed, continued or substituted by the surviving or acquiring company following certain corporate transactions, including a sale or other disposition of 90% of our outstanding securities; a sale or disposition of all or substantially all of our assets; a merger or consolidation after which we are not the surviving corporation or; a merger or consolidation after which we are the surviving corporation, but our outstanding shares are converted into other property.

Share Ownership Guidelines

        In order to align the interests of our senior executives with the interests of our stockholders, in fiscal 2003 the Board adopted stock ownership guidelines. These guidelines recommend that covered officers achieve share ownership levels within four years of appointment, and hold those shares so long as they serve in such positions, as follows: Chief Executive Officer—50,000 shares; President and Chief Operating Officer—25,000 shares; and Chief Financial Officer and all senior vice presidents—10,000 shares.

        Covered officers may acquire shares through stock option exercises, vesting of restricted stock units, purchases under our employee stock purchase plan, open market purchases made in compliance with applicable securities laws and our insider trading policy, or acquisitions under any other equity plans we may adopt from time to time. Each covered officer is expected to meet the applicable guidelines within four years of becoming a covered officer. The guidelines do not require any covered officer to exercise stock options or to purchase shares of our common stock on the open market solely to meet these guidelines. However, when stock options are exercised or shares are purchased under our employee stock purchase plan, the guidelines recommend that the covered officer retain a number of shares of common stock equal to the lesser of 25% of the net value of shares of common stock acquired or vested (after deducting the exercise price, if any, and taxes at an assumed tax rate), or a number of shares necessary to reach such officer's applicable common stock ownership guideline amount. At fiscal year end, and to date, each named executive officer either holds the requisite number of shares or has not yet served for four years. Accordingly, all named executive officers are in compliance with the stock ownership guidelines.

Compensation of Executive Officers

SUMMARY COMPENSATION TABLE

        The following table shows compensation awarded to, paid to, or earned by our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers during fiscal 2007. We refer to these executive officers as our "named executive officers" in this Form 10-K/A.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
Aart J. de Geus Chief Executive Officer	2007	$458,654	—		$320,458	$1,849,768	$1,610,000	$1,500	(5)	$4,240,380
Chi-Foon Chan President and Chief Operating Offer	2007	$428,077	—		$148,360	$1,173,538	$1,080,000	$16,840	(6)	$2,846,815
Brian M. Beattie Chief Financial Officer	2007	$382,212	—		$142,426	$832,094	$578,000	$1,500	(5)	$1,936,232
Wolfgang Fichtner Former Senior Vice President and General Manager, Silicon Engineering Group(7)	2007	$318,562	$72,699	(8)	$63,434	$147,676	$1,569,301	$84,004	(9)	$2,255,676
Antun Domic Senior Vice President and General Manager, Implementation Group	2007	$377,115	—		$83,082	$825,727	$432,000	$14,394	(10)	$1,732,318

(1)
There were 53 weeks in our 2007 fiscal year. Reported amounts in this table represent 53 weeks of payments to each named executive officer, an amount larger than his annual base salary.

(2)
Stock awards consist only of performance shares that vest only upon the achievement of pre-established performance goals. Such awards are granted as restricted stock units that are converted into Synopsys common stock following vesting. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by us in fiscal 2007 for stock awards as determined pursuant to Statement of Financial Accounting Standards No. 13 (revised), Share-Based Payment ("SFAS No. 123(R)"). In accordance with SFAS No. 123(R), the total grant date fair value is equal to the number of units granted multiplied by the closing price of our stock on the grant date and assumes that performance will be achieved. The grant date fair value is recognized as compensation cost over the vesting term of the award.
(3)
Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by us in fiscal 2007 for option awards as determined with a Black-Scholes valuation model in accordance with SFAS No. 123(R), disregarding the estimate of forfeitures related to service-based vesting conditions. The compensation cost includes amounts from awards granted in and prior to fiscal 2007. The assumptions used to calculate the value of option awards are set forth in Note 2 and Note 8 of the notes to consolidated financial statements included in our Annual Reports on Form 10-K for fiscal 2004 and 2007 filed with the SEC on January 12, 2005 and December 21, 2007, respectively.
(4)
Amounts consist of cash-based incentive compensation earnings for services rendered in fiscal year 2007. The amounts payable under the 2007 Executive Incentive Plan are $1,500,000, $1,000,000, $525,000, and $385,000 for each of Dr. de Geus, Dr. Chan, Mr. Beattie, and Dr. Domic, respectively. The amounts payable under the Operating Plan Incentive are $110,000, $80,000, $53,000, and $47,000 for each of Dr. de Gues, Dr. Chan, Mr. Beattie, and Dr. Domic, respectively. The amount payable to Dr. Fichtner includes $1,569,301 paid pursuant to the ISE acquisition agreement.
(5)
Amount reflects matching contributions made by us under the tax-qualified 401(k) Plan, which provides for broad-based employee participation.
(6)
Amount reflects $1,500 in matching contributions made by us under the tax-qualified 401(k) Plan, which provides for broad-based employee participation as well as $15,340 relating to a whole life insurance premium paid on Dr. Chan's behalf. We pay this premium for certain executive officers in connection with an insurance component of our Deferred Compensation Plan in order to obtain certain tax benefits for us. As a result, Dr. Chan forgoes life insurance coverage that we provide to our employees generally. The $15,340 represents the pro rata portion of the aggregate premium allocated to Dr. Chan based on the portion of the total benefit payable in the event of his death. We are the largest beneficiary under this policy. Dr. Chan's beneficiaries would receive 2.5 times his annual salary.
(7)
Dr. Fichtner resigned in January 2008.
(8)
Represents a discretionary bonus payment authorized by the Compensation Committee in recognition of successful consistent completion of performance milestones under the acquisition of ISE Integrated Systems Engineering AG.
(9)
Represents employer matching contributions to a Switzerland government-required retirement fund for Dr. Fichtner.
(10)
Amount reflects $1,500 in matching contributions made by Synopsys under the tax-qualified 401(k) Plan, which provides for broad-based employee participation as well as $12,897 relating to a whole life insurance premium paid on Dr. Domic's behalf. We pay this premium for certain executive officers in connection with an insurance component of our Deferred Compensation Plan in order to obtain certain tax benefits for the participants in the Deferred Compensation Plan. As a result, Dr. Domic forgoes life insurance coverage that we provide to our employees generally. The $12,897 represents the pro rata portion of the aggregate premium allocated to Dr. Domic based on the portion of the total benefit payable in the event of his death. We are the largest beneficiary under this policy. Dr. Domic's beneficiaries would receive 2.5 times his annual salary.

GRANTS OF PLAN-BASED AWARDS

        The following table sets forth certain information with respect to grants of plan-based awards in fiscal 2007 to our named executive officers, including cash awards and equity awards. The equity awards to our named executive officers in fiscal 2007 were granted under our 2006 Employee Equity Incentive Plan, unless otherwise noted.

All Other Option Awards: Number of Securities Underlying Options (#)(2)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards							Estimated Future Payouts Under Equity Incentive Plan Awards(1)
													Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date	Threshold ($)	Target ($)			Maximum ($)			Threshold (#)	Target (#)	Maximum (#)
Aart J. de Geus	12/5/2006 12/5/2006 12/5/2006 12/5/2006	— — — —	$ $	— — 1,080,000 110,000	(4) (5)	$ $	— — 1,944,000 110,000	(4) (5)	— — — —	54,000 — — —	54,000 — — —	— 163,000 — —	$	— 26.09 — —	$ $	1,408,860 1,408,793
Chi-Foon Chan	12/5/2006 12/5/2006 12/5/2006 12/5/2006	— — — —	$ $	— — 714,000 80,000	(4) (5)	$ $	— — 1,285,200 80,000	(4) (5)	— — — —	25,000	25,000	— 75,000 — —	$	— 26.09 — —	$ $	652,250 648,218
Brian M. Beattie	12/5/2006 12/5/2006 12/5/2006 12/5/2006	— — — —	$ $	— — 375,000 53,000	(4) (5)	$ $	— — 675,000 53,000	(4) (5)	— — — —	24,000 — — —	24,000 — — —	— 70,000 — —	$	— 26.09 — —	$ $	626,160 605,003
Wolfgang Fichtner(6)	12/14/2006 12/14/2006	— —		— —			— —		— —	12,000	12,000	— 75,000	$	— 26.73	$ $	320,760 665,910
Antun Domic	12/5/2006 12/5/2006 12/5/2006 12/5/2006	— —	$ $	— — 296,000 47,000	(4) (5)	$ $	— — 532,800 47,000	(4) (5)	— — — —	14,000 — — —	14,000 — — —	— 40,000 — —	$	— 26.09 — —	$ $	365,260 345,716

(1)
All stock awards identified in this column were performance shares that vest only upon achievement of pre-established performance goals. Such awards are granted as restricted stock units under the 2006 Employee Equity Incentive Plan and are converted into Synopsys common stock following vesting. The vesting criteria was achievement of $189 million of non-GAAP net income for fiscal 2007, as further described in the Compensation Discussion and Analysis section. This goal was achieved, and accordingly, 25% of the awards vested subsequent to the fiscal year end, on December 6, 2007, and the remaining 75% are scheduled to vest in three equal, annual installments beginning December 6, 2008, subject to continued employment with us.

(2)
All option awards were granted under the 2006 Employee Equity Incentive Plan. 1/16th of these non-statutory stock options vested on the three month anniversary of the grant date and continued vesting as to 1/48th per month thereafter, subject to continued employment with us.

(3)
The value of an option award is based on the fair value of such award as of the grant date determined with a Black-Scholes valuation model in accordance with SFAS No. 123R. The assumptions used to calculate the value of option awards are set forth in Note 8 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2007 filed with the SEC on December 21, 2007.

(4)
Amounts shown are possible payouts for fiscal 2007 under the Executive Incentive Plan. Under the Executive Incentive Plan, bonuses paid to named executive officers are dependent on the level of achievement of each performance target. If the level of weighted achievement for all performance targets in the aggregate is below 90% of target, no bonus is paid. The maximum amount shown is 180% of the target amount for each named executive officer, pursuant to the Executive Incentive Plan. Actual bonuses received by the named executive officers for fiscal 2007 are reported in the Summary Compensation Table under the column entitled "Non-Equity Incentive Plan Compensation."

(5)
Amounts shown are possible payouts under the Operating Plan Incentive arrangement, which provided for cash bonuses vesting upon our achievement of specified non-GAAP operating margin targets for fiscal 2007. Actual cash bonuses received are reported in the Summary Compensation Table under the column entitled "Non-Equity Incentive Plan Compensation."

(6)
Except for the performance-based restricted stock units, Dr. Fichtner's performance-based compensation for fiscal 2007 was based upon arrangements entered into with him when we acquired ISE Integrated Systems Engineering AG in fiscal 2005. Accordingly, he was not eligible for performance awards under the Executive Incentive Plan or Operating Plan Incentive arrangements.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

        The following table summarizes the number of securities underlying unexercised equity awards for our named executive officers as of November 3, 2007.

		Option Awards						Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Aart J. de Geus	7/24/1998	150,000	—		—	$19.125000	7/24/2008	—	—
	10/29/1998	120,000	—		—	$21.250000	10/29/2008	—	—
	1/27/1999	136,600	—		—	$27.875000	1/27/2009	—	—
	4/26/1999	106,000	—		—	$23.437500	4/26/2009	—	—
	7/28/1999	126,800	—		—	$28.375000	7/28/2009	—	—
	10/27/1999	262,000	—		—	$29.687500	10/27/2009	—	—
	3/8/2000	300,000	—		—	$19.750000	3/8/2010	—	—
	5/23/2000	140,000	—		—	$21.343750	5/23/2010	—	—
	8/2/2000	760,000	—		—	$16.125000	8/2/2010	—	—
	2/28/2001	60,000	—		—	$27.156250	2/28/2011	—	—
	5/25/2001	57,000	—		—	$30.685000	5/25/2011	—	—
	8/28/2001	54,000	—		—	$23.720000	8/28/2011	—	—
	12/17/2001	116,000	—		—	$28.085000	12/17/2011	—	—
	2/26/2002	31,000	—		—	$24.700000	2/26/2012	—	—
	5/28/2002	36,000	—		—	$25.735000	5/28/2012	—	—
	8/27/2002	30,000	—		—	$22.280000	8/27/2012	—	—
	12/9/2002	60,000	—		—	$21.725000	12/9/2012	—	—
	2/25/2003	16,500	—		—	$20.460000	2/25/2013	—	—
	5/27/2003	16,600	—		—	$29.280000	5/27/2013	—	—
	8/26/2003	11,500	—		—	$33.295000	8/26/2013	—	—
	12/10/2003	25,683	1,117	(4)	—	$32.670000	12/10/2013	—	—
	2/24/2004	10,725	975	(4)	—	$29.880000	2/24/2014	—	—
	5/26/2004	7,943	1,357	(4)	—	$29.870000	5/26/2014	—	—
	12/17/2004	99,166	40,834	(4)	—	$18.550000	12/17/2011	—	—
	12/6/2005	91,666	108,334	(4)	—	$20.730000	12/6/2012	—	—
	12/6/2005	45,000	45,000	(5)	45,000	$20.730000	12/6/2012	—	—
	12/5/2006	33,958	129,042	(4)	—	$26.090000	12/5/2013	—	—
	12/5/2006	—	—		—	—	—	54,000	$1,513,080

		Option Awards						Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Chi-Foon Chan	10/29/1998	110,000	—		—	$21.250000	10/29/2008	—	—
	1/27/1999	105,200	—		—	$27.875000	1/27/2009	—	—
	4/26/1999	83,200	—		—	$23.437500	4/26/2009	—	—
	7/28/1999	100,000	—		—	$28.375000	7/28/2009	—	—
	10/27/1999	226,000	—		—	$29.687500	10/27/2009	—	—
	3/8/2000	300,000	—		—	$19.750000	3/8/2010	—	—
	5/23/2000	140,000	—		—	$21.343750	5/23/2010	—	—
	2/28/2001	50,000	—		—	$27.156250	2/28/2011	—	—
	5/25/2001	47,000	—		—	$30.685000	5/25/2011	—	—
	8/28/2001	45,000	—		—	$23.720000	8/28/2011	—	—
	12/17/2001	96,000	—		—	$28.085000	12/17/2011	—	—
	2/26/2002	25,400	—		—	$24.700000	2/26/2012	—	—
	5/28/2002	32,000	—		—	$25.735000	5/28/2012	—	—
	8/27/2002	30,000	—		—	$22.280000	8/27/2012	—	—
	12/9/2002	60,000	—		—	$21.725000	12/9/2012	—	—
	2/25/2003	15,150	—		—	$20.460000	2/25/2013	—	—
	5/27/2003	15,200	—		—	$29.280000	5/27/2013	—	—
	8/26/2003	10,500	—		—	$33.295000	8/26/2013	—	—
	12/10/2003	21,658	942	(4)	—	$32.670000	12/10/2013	—	—
	2/24/2004	8,800	800	(4)	—	$29.880000	2/24/2014	—	—
	5/26/2004	6,577	1,123	(4)	—	$29.870000	5/26/2014	—	—
	12/17/2004	20,833	29,167	(4)	—	$18.550000	12/17/2011	—	—
	12/6/2005	45,833	54,167	(4)	—	$20.730000	12/6/2012	—	—
	12/6/2005	30,000	30,000	(5)	30,000	$20.730000	12/6/2012	—	—
	12/5/2006	15,625	59,375	(4)	—	$26.090000	12/5/2013	—	—
	12/5/2006	—	—		—	—	—	25,000	$700,500
Brian M. Beattie	1/17/2006	98,437	126,563	(6)	—	$21.150000	1/17/2013	—	—
	1/17/2006	20,000	20,000	(5)	20,000	$21.150000	1/17/2013	—	—
	12/5/2006	14,583	55,417	(4)	—	$26.090000	12/5/2013	—	—
	12/5/2006	—	—		—	—	—	24,000	$672,480
Wolfgang Fichtner	12/14/2006	15,625	59,375	(4)	—	$26.730000	12/14/2013	—	—
	12/14/2006	—	—		—	—	—	12,000	$336,240

		Option Awards						Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Antun Domic	3/12/1999	16,000	—		—	$23.250000	3/12/2009	—	—
	8/10/1999	40,000	—		—	$27.187500	8/10/2009	—	—
	10/25/1999	20,000	—		—	$28.062500	10/25/2009	—	—
	6/14/2000	6,000	—		—	$21.187500	6/14/2010	—	—
	2/28/2001	30,000	—		—	$27.156250	2/28/2011	—	—
	5/25/2001	28,000	—		—	$30.685000	5/25/2011	—	—
	8/28/2001	27,000	—		—	$23.720000	8/28/2011	—	—
	12/17/2001	53,500	—		—	$28.085000	12/17/2011	—	—
	2/26/2002	13,000	—		—	$24.700000	2/26/2012	—	—
	5/28/2002	16,000	—		—	$25.735000	5/28/2012	—	—
	8/27/2002	13,000	—		—	$22.280000	8/27/2012	—	—
	12/9/2002	22,700	—		—	$21.725000	12/9/2012	—	—
	5/27/2003	7,800	—		—	$29.280000	5/27/2013	—	—
	8/26/2003	9,000	—		—	$33.295000	8/26/2013	—	—
	12/10/2003	23,335	1,015	(4)	—	$32.670000	12/10/2013	—	—
	2/24/2004	6,508	592	(4)	—	$29.880000	2/24/2014	—	—
	5/26/2004	6,833	1,167	(4)	—	$29.870000	5/26/2014	—	—
	12/17/2004	7,938	21,875	(4)	—	$18.550000	12/17/2011	—	—
	12/6/2005	25,791	35,209	(5)	20,000	$20.730000	12/6/2012	—	—
	12/6/2005	20,000	20,000	(4)	—	$20.730000	12/6/2012	—	—
	12/5/2006	8,333	31,667	(4)	—	$26.090000	12/5/2013	—	—
	12/5/2006	—	—		—	—	—	14,000	$392,280

(1)
Stock awards consist of only performance shares that vest only upon the achievement of pre-established performance goals. Such awards are granted as restricted stock units under the 2006 Employee Equity Incentive Plan and are converted into our common stock following vesting.

(2)
All stock awards identified in this column were subject to the achievement of $189 million of non-GAAP net income for fiscal 2007, as further described in the Compensation Discussion and Analysis section. This goal was achieved, and accordingly, 25% of the awards vested subsequent to the fiscal year end, on December 6, 2007, and the remaining 75% are scheduled to vest in three equal, annual installments beginning December 6, 2008, subject to continued employment with us.

(3)
The market value of stock awards was determined by multiplying the number of unvested or unearned shares by the closing price of our common stock of $28.02 on November 2, 2007, the last trading day of fiscal 2007, as reported on the Nasdaq Global Select Market.

(4)
Option vests at a rate of 1/16th on the third monthly anniversary of the grant date and 1/48th per month thereafter, subject to continued employment with us. Accordingly, 6.25% of the underlying shares for the stock options granted on December 10, 2003 became exercisable on March 10, 2004 and approximately 2% became exercisable each month thereafter until fully vested on December 20, 2007; 6.25% of the underlying shares for the stock options granted on February 24, 2004 became exercisable on May 24, 2004 and approximately 2% became exercisable each month thereafter until fully vested on February 24, 2008; 6.25% of the underlying shares for the stock options granted on May 26, 2004 became exercisable on August 26, 2004 and approximately 2% became and, provided the named executive officer remains employed with us, will become, exercisable each month thereafter until fully vested on August 26, 2008; 6.25% of the underlying shares for the stock options granted on December 17, 2004 became exercisable on March 17, 2005 and approximately 2% became and, provided the named executive officer remains employed with us, will become, exercisable each month thereafter until fully vested on December 17, 2008; 6.25% of the underlying shares for the stock options granted on December 6, 2005 became exercisable on

  March 6, 2006 and approximately 2% became and, provided the named executive officer remains employed with us, will become, exercisable each month thereafter until fully vested on December 6, 2009; and 6.25% of the underlying shares for the stock options granted on December 5, 2006 became exercisable on March 5, 2007 and approximately 2% became and, provided the named executive officer remains employed with us, will become, exercisable each month thereafter until fully vested on December 5, 2010.

(5)
100% of the option vests in the event of achievement of a 20% non-GAAP operating margin for fiscal 2007, as further described in the Compensation Discussion and Analysis section. This goal was achieved, and accordingly, 100% of the option vested subsequent to the fiscal year end, on December 2, 2007.

(6)
Option vests at a rate of 1/4th on the first anniversary of the grant date (January 17, 2007) and 1/48th per month thereafter, until January 17, 2010, subject to continued employment with us.

OPTION EXERCISES

        The following table summarizes option exercises by our named executive officers during fiscal 2007. No restricted stock units held by our named executive officers vested during fiscal 2007.

	Option Exercises
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Aart J. de Geus	470,000	$3,584,013
Chi-Foon Chan	750,389	$6,087,462
Brian M. Beattie	—	—
Wolfgang Fichtner	—	—
Antun Domic	84,504	$693,849

(1)
Amounts are based on the market price of our common stock at exercise less the aggregate exercise price. The value realized was determined without considering any taxes that may have been owed. The market price of each stock option was equal to the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant.

NON-QUALIFIED DEFERRED COMPENSATION

        We maintain a non-qualified deferred compensation plan, the Synopsys Deferred Compensation Plan ("Deferred Compensation Plan"). The Deferred Compensation Plan is available to those of our executives who earned at least $220,000 in 2007 and allows the deferral of up to 50% of salary and 100% of variable cash compensation. The amount of earnings that accrue on a participant's account depends on the performance of investment alternatives selected by the participant. The investment alternatives consist of various investment funds that are offered by a financial services concern that we have retained to advise us on investing the deferred balances in order to position us to fund the ultimate distribution requirements of these deferred amounts. We do not regard the returns from these investment alternatives as above-market or preferential, as they are generally consistent with the types of investment opportunities provided to our employees under our 401(k) plan and we do not supplement or guarantee the returns on amounts deferred under the plan. Amounts may be withdrawn from the plan in a lump sum if a participant is employed by us in the year 2010 or later; deferred amounts are paid in a lump sum or installments promptly following retirement or termination; and amounts may distributed in a lump sum following a change in control.

        The following table shows certain information for the named executive officers under the Deferred Compensation Plan:

Name	Executive Contributions in Last Fiscal Year ($)(1)		Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Aart J. de Geus	—		—	—	—	—
Chi-Foon Chan	$504,000	(2)	—	$711,841	—	$5,580,009
Brian M. Beattie	—		—	—	—	—
Wolfgang Fichtner	—		—	—	—	—
Antun Domic	—		—	$115,544	$562,540	$693,277

(1)
All contributions were made under the Synopsys Deferred Compensation Plan.

(2)
Consists of $84,000 of salary and $420,000 of variable compensation reported in the Summary Compensation Table under the columns entitled "Salary" and "Non-Equity Incentive Plan Compensation," respectively.

Potential Payments Upon Termination or Change of Control

        As described in the section above called "Severance and Change of Control Benefits," Mr. Beattie and Dr. Domic participate in the Executive Change of Control Severance Benefit Plan. Our change of control arrangements with Dr. de Geus and Dr. Chan are included in their employment agreements with us. Our change of control arrangement with Dr. Fichtner was governed by his employment agreement negotiated as part of our acquisition of ISE Integrated Systems Engineering AG. Our equity plans provide for change of control benefits for all of our employees but only in the event the options and restricted stock units are not assumed, substituted or combined by the acquiring or surviving corporation. The tables below outline the potential payments and benefits payable to each named executive officer in the event of involuntary termination, or change of control, as if such event had occurred as of November 3, 2007. See the section above called "Severance and Change of Control Benefits" for more detailed information, including duration of payment benefits. All such payments and benefits would be provided by us.

Involuntary Termination

Name	Salary Continuation	Cash-Based Incentive Award	Continuation of Health & Welfare Benefits	Intrinsic Value of Unvested Stock Awards(1)	Intrinsic Value of Unvested Option Awards(1)
Aart J. de Geus	$450,000	$1,080,000	$8,934	$—	$—
Chi-Foon Chan	420,000	714,000	$15,784	—	—
Brian M. Beattie	—	—	—	—	—
Wolfgang Fichtner	—	—	—	—	—
Antun Domic	—	—	—	—	—

Change of Control(2)

Name	Salary Continuation	Cash-Based Incentive Award	Continuation of Health & Welfare Benefits	Intrinsic Value of Unvested Stock Awards(1)	Intrinsic Value of Unvested Option Awards(1)
Aart J. de Geus	$—	$—	$—	$1,513,080	$1,753,554
Chi-Foon Chan	—	—	—	700,500	1,004,383
Brian M. Beattie	—	—	—	672,480	1,113,843
Wolfgang Fichtner	—	—	—	336,240	76,594
Antun Domic	—	—	—	392,280	670,747

Involuntary Termination Following a Change of Control(3)

Name	Salary Continuation	Cash-Based Incentive Award		Continuation of Health & Welfare Benefits	Intrinsic Value of Unvested Stock Awards(1)	Intrinsic Value of Unvested Option Awards(1)
Aart J. de Geus	$900,000	$2,160,000		$13,400	$—	$1,753,554
Chi-Foon Chan	840,000	1,428,000		23,676	—	1,004,383
Brian M. Beattie	375,000	375,000		15,784	$672,480	1,113,843
Wolfgang Fichtner	0	0	(4)	0	$336,240	76,594
Antun Domic	370,000	296,000		$11,079	$392,280	670,747

(1)
Amounts represent the intrinsic value of accelerated restricted stock units and stock options based upon the price of our common stock on November 3, 2007 of $28.02.

(2)
Our equity plans provide for acceleration of the vesting of all unvested options and restricted stock units held by any employee, but only in the event that they are not assumed, substituted or combined by the acquiring or surviving corporation.

(3)
For Dr. de Geus and Dr. Chan, the change of control must have occurred within 24 months before the termination date. For the other named executive officers, the change of control must have occurred within 12 months before the termination date.

(4)
Dr. Fichtner earned all amounts of the ISE Sales and Retention Milestone Plan as of November 3, 2007.

Compensation of Directors

        We pay our non-employee directors compensation for serving on our Board. We do not pay our employees who serve on our Board any additional compensation for serving on our Board. We currently have seven non-employee directors serving on our Board. Our Compensation Committee reviews from time to time the compensation we pay to our non-employee directors and recommends, as appropriate, adjustments to such compensation. There have been no adjustments since fiscal 2005. The compensation we pay to our non-employee directors consists of two components, which are: equity awards and cash compensation. We also reimburse directors for out-of-pocket expenses for travel to Board meetings.

        Equity.    Non-employee directors are eligible to receive equity awards under the 2005 Non-Employee Directors Equity Incentive Plan, which provides for automatic grants of equity awards to each non-employee member of our Board upon their initial appointment or election, and upon their reelection each year.

  Initial Awards—New non-employee directors receive an initial option for 30,000 shares, vesting in annual equal installments on the date preceding each of the first four annual stockholders' meetings following the grant date, assuming continued Board service through each vesting date as well as an "interim award," in the form of stock options, representing an annual award prorated for the period of time remaining until the next annual meeting.

  Annual Awards—Each person who is reelected to serve as a non-employee director receives an annual award comprised of either (1) an option grant (with the number of shares subject to the option determined so that the aggregate "fair value" of the option, calculated using the option pricing model used to determine the value of stock-based compensation in our financial statements, will equal the annual cash retainer then paid to non-employee directors) or (2) a restricted stock grant (with the number of shares subject to the award determined so that the fair market value of the restricted stock grant on the date of grant will equal the annual cash retainer then paid to non-employee directors). The option grant or restricted stock vest in a series of 36 successive equal monthly installments from the grant date, assuming continued Board membership through each vesting date. The Board elected to receive restricted stock for 2006 and future years and, as a result, we issued an aggregate of 4,690 shares of restricted stock to each non-employee director in 2007.

        The 2005 Non-Employee Directors Equity Incentive Plan expires on the day immediately preceding our 2010 annual stockholders' meeting.

        Cash.    We pay non-employee directors an annual retainer of $125,000 for serving as a director. We also pay a per meeting fee to members of our Audit Committee of $2,000 per committee meeting ($4,000 for the Audit Committee chair), up to an annual maximum of $8,000 ($16,000 for the Audit Committee chair). The retainers and meeting fees are paid quarterly.

        The following table sets forth a summary of the compensation earned by our non-employee directors for services in fiscal 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(2)		All Other Compensation ($)	Total ($)
Alfred Castino(3)	$66,500	—		$36,671	(4)	—	$103,171
Bruce R. Chizen	$125,000	$110,278	(5)	—		—	$235,278
Deborah A. Coleman	$141,000	$110,278	(5)	—		—	$251,278
Richard Newton(6)	$31,250	$33,173	(5)	—		$8,300	$39,550
John Schwarz(3)	$62,500	—		$36,671	(4)	—	$100,401
Sasson Somekh	$133,000	$110,278	(5)	—		—	$243,278
Roy Vallee	$133,000	$110,278	(5)	—		—	$243,278
Steven C. Walske	$125,000	$110,278	(5)	—		—	$235,278

(1)
Amounts shown do not reflect compensation actually received by the director. Instead, the amounts shown are the costs recognized by Synopsys in fiscal 2007 for stock awards as determined pursuant to SFAS No. 123(R). In accordance with SFAS No. 123(R), the total grant date fair value is equal to the number of units granted multiplied by the closing price of our stock on the grant date.

(2)
Amounts shown do not reflect compensation actually received by the director. Instead, the amounts shown are the compensation costs recognized by us in fiscal 2007 for option awards as determined with a Black-Scholes valuation model in accordance with SFAS No. 123(R) disregarding the estimate of forfeitures related to service-based vesting conditions. The compensation cost includes amounts from awards granted only in fiscal 2007 when these directors were initially appointed. The assumptions used to calculate the value of option awards are set forth in Note 2 and Note 8 of the notes to consolidated financial statements included in our Annual Reports on Form 10-K for fiscal 2004 and 2007 filed with the SEC on January 12, 2005 and December 21, 2007, respectively.

(3)
Mr. Castino and Dr. Schwarz joined the Board of Directors in May 2007.

(4)
Includes compensation expense recognized in fiscal 2007 for stock option grants to purchase 40,751 shares of common stock made on May 30, 2007 at an exercise price of $26.73 per share. This stock option grant had a fair value of $353,217 as of the grant date. As of October 31, 2007, Mr. Castino and Mr. Schwarz each held stock options to purchase 40,751 shares of common stock.

(5)
Includes the compensation expense recognized in fiscal 2007 for the following number of shares of restricted stock on the following dates: (i) May 23, 2005: 7,010 shares, (ii) April 25, 2006: 5,752 shares, and (iii) May 23, 2007: 4,690 shares. Each restricted stock grant had a fair value of $125,339, $124,991, and $124,989, respectively. As of October 31, 2007, the directors held stock options to purchase the following shares of common stock: Mr. Vallee: 123,332 shares, Mr. Chizen: 188,332 shares, Mr. Somekh: 271,666 shares, Mr. Walske: 150,000 shares, Ms. Coleman: 110,000 shares, and Dr. Newton: 55,000 shares.

(6)
During fiscal 2007, former director A. Richard Newton provided advice to us, at our request, concerning long-term technology strategy and industry development issues, as well as assistance in identifying opportunities for partnerships with academia. We were paying Dr. Newton $100,000 per year for his services. Dr. Newton passed away in January 2007. Dr. Newton received $8,300 for his services in fiscal 2007.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2007, the Compensation Committee consisted of Bruce Chizen (Chair), John Schwarz and Steven Walske. None of the members is an officer or employee of Synopsys, and none of our executive officers serve as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report(1)

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A with management. Based on the Compensation Committee's review of, and the discussions with management with respect to, the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Proxy Statement and in our Annual Report on Form 10-K for the year ended October 31, 2007 for filing with the SEC.

        The foregoing report is provided by the following directors, who constitute the Compensation Committee:

COMPENSATION COMMITTEE Bruce R. Chizen, Chair John Schwarz Steven C. Walske

(1)
The material in this report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of Synopsys under the Securities Act of 1933 or the Securities Exchange Act of 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Certain Beneficial Owners and Management

        The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 4, 2008 by (1) each person known by us to beneficially own more than five percent of our common stock outstanding on that date, (2) each of our directors, (3) the named executive officers, and (4) all of our directors and executive officers as a group. Unless otherwise indicated, each entity or person listed below maintains a mailing address of c/o Synopsys, Inc., 700 East Middlefield Road, Mountain View, California 94043.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number		Percentage Ownership
Entities associated with J. & W. Seligman & Co. Incorporated 100 Park Avenue New York, NY 10017	19,605,419	(2)	13.7%
Entities associated with Barclays Global Investors, NA 45 Fremont Street San Francisco, CA 94105	9,415,824	(3)	6.6%
Entities associated with Goldman Sachs Asset Management, L.P. 32 Old Slip New York, NY 10005	7,465,890	(4)	5.2%
Brian M. Beattie	192,762	(5)	*
Alfred Castino	5,986	(6)	*
Chi-Foon Chan	1,620,904	(7)	1.1%
Bruce R. Chizen	205,784	(8)	*
Deborah A. Coleman	130,352	(9)	*
Aart J. de Geus	3,494,647	(10)	2.4%
Antun Domic	454,116	(11)	*
Wolfgang Fichtner	23,312	(12)	*
John Schwarz	2,986	(13)	*
Sasson Somekh	313,533	(14)	*
Roy Vallee	142,784	(15)	*
Steven C. Walske	167,652	(16)	*
All directors and executive officers as a group (20 persons)	8,202,159	(17)	5.4%

*
Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, we believe, based on information furnished by such persons and from Forms 13G and 13D filed with the SEC, that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them as of February 4, 2008. Percentage of beneficial ownership is based on 143,539,272 shares of common stock outstanding as of February 4, 2008, adjusted as required by SEC rules. In computing the number of shares beneficially owned by a person or group and the percentage ownership of that person, shares of common stock issuable pursuant to options held by that person that are currently exercisable or exercisable by that person or group within 60 days following February 4, 2008 are deemed to be beneficially owned. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)
Based solely on a Schedule 13G/A filed with the SEC on January 28, 2008, reporting beneficial ownership as of December 31, 2007. J. & W. Seligman & Co. Incorporated ("JWS") has shared voting and dispositive power with respect to 19,605,419 shares. William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own these shares. Also includes 12,185,000 shares beneficially owned by Seligman Communications & Information Fund, Inc. (the "Fund"), over which such entity possesses shared voting and dispositive power. JWS, as investment advisor for the Fund, may be deemed to beneficially own the shares reported by the Fund. Accordingly, the shares reported by JWS include those shares separately reported by the Fund.

(3)
Based solely on a Schedule 13G filed with the SEC on February 6, 2008, reporting beneficial ownership as of December 31, 2007. Includes (i) 5,884,649 shares beneficially owned by Barclays Global Investors, N.A., over which such entity possesses sole voting power with respect to 4,825,021 shares and sole dispositive power with respect to 5,884,649 shares; (ii) 2,333,781 shares beneficially owned by Barclays Global Fund Advisors, over which such entity possesses sole voting and dispositive power; (iii) 836,392 shares beneficially owned by Barclays Global Investors, Ltd, over which such entity possesses sole voting power with respect to 718,162 shares and sole dispositive power with respect to 836,392 shares; (iv) 335,908 shares beneficially owned by Barclays Global Investors Japan Limited, over which such entity possesses sole voting and dispositive power; (v) 25,094 shares beneficially owned by Barclays Global Investors Canada Limited, over which such entity possesses sole voting and dispositive power.

(4)
Based solely on a Schedule 13G filed with the SEC on February 1, 2008, reporting beneficial ownership as of December 31, 2007. Goldman Sachs Asset Management, L.P. has shared voting and dispositive power with respect to 481,398 shares and sole voting and dispositive power with respect to 6,984,492 shares.

(5)
Includes options to purchase 187,500 shares exercisable by Mr. Beattie within 60 days following February 4, 2008.

(6)
Includes options to purchase 2,986 shares exercisable by Mr. Castino within 60 days following February 4, 2008.

(7)
Includes options to purchase 1,519,370 shares exercisable by Dr. Chan within 60 days following February 4, 2008.

(8)
Includes options to purchase 188,332 shares exercisable by Mr. Chizen within 60 days following February 4, 2008.

(9)
Includes options to purchase 110,000 shares exercisable by Ms. Coleman within 60 days following February 4, 2008.

(10)
Includes options to purchase 2,855,537 shares exercisable by Dr. de Geus within 60 days following February 4, 2008. Includes 22,000 shares held by Dr. de Geus' wife and 214,002 shares beneficially owned by the Aart J. de Geus Annuity Trust., but Dr. de Geus disclaims beneficial ownership of these shares.

(11)
Includes options to purchase 444,116 shares exercisable by Dr. Domic within 60 days following February 4, 2008.

(12)
Includes options to purchase 20,312 shares exercisable by Dr. Fichtner within 60 days following February 4, 2008.

(13)
Consists solely of options to purchase 2,986 shares exercisable by Dr. Schwarz within 60 days following February 4, 2008.

(14)
Includes options to purchase 271,666 shares exercisable by Dr. Somekh within 60 days following February 4, 2008.

(15)
Includes options to purchase 123,332 shares exercisable by Mr. Vallee within 60 days following February 4, 2008.

(16)
Includes options to purchase 150,000 shares exercisable by Mr. Walske within 60 days following February 4, 2008.

(17)
Includes options to purchase 7,242,657 shares exercisable by all directors and executive officers within 60 days following February 4, 2008.

Equity Compensation Plan Information

        The following table provides information regarding our equity compensation plans as of October 31, 2007.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
	(in thousands, except price per share amounts)
Equity Compensation Plans Approved by Stockholders(1)	11,099		$20.51	(2)	11,604
Equity Compensation Plans Not Approved by Stockholders	17,509	(3)	$20.08

Total	28,608	(4)	$20.25		11,604	(5)

(1)
Our stockholder approved equity compensation plans include the 2006 Employee Equity Incentive Plan, 2005 Non-Employee Directors Equity Incentive Plan, 1994 Non-Employee Directors Stock Option Plan and Employee Stock Purchase Plan.

(2)
Included in the outstanding weighted average exercise price are 1.4 million Restricted Stock Units with an exercise price of $0.00. The weighted-average exercise price of outstanding stock options is $23.58.

(3)
Comprised of shares issuable upon the exercise of stock options outstanding under our 1998 Non-Statutory Stock Option Plan and the 2005 Synopsys Assumed Stock Option Plan, the material terms of which are described in Note 8 of the notes to consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on December 21, 2007, which description is incorporated by reference here. No future grants will be made out of these plans.

(4)
Does not include information for outstanding options assumed in connection with acquisitions. As of October 31, 2007, a total of 1.4 million shares of our common stock were issuable upon exercise of such outstanding options at a weighted average exercise price of $17.61 per share.

(5)
Comprised of (a) 7.7 million shares remaining available for issuance under the 2006 Employee Equity Incentive Plan, (b) 0.6 million shares remaining available for issuance under the 2005 Non-Employee Directors Equity Incentive Plan, and (c) 3.3 million shares remaining available for issuance under the Employee Stock Purchase Plan as of October 31, 2007. No shares remain available for grant under the 1994 Non-Employee Directors Stock Option Plan, which expired in October 2004.

Item 13—Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

        During fiscal 2007, former director A. Richard Newton, who was a member of our Board from 1987 through 1991 and from 1995 through 2006, provided advice to us, at our request, concerning long-term technology strategy and industry development issues, as well as assistance in identifying opportunities for partnerships with academia. Dr. Newton was a Professor of Electrical Engineering and Computer Science and Dean of the College of Engineering at the University of California, Berkeley. In September 2006, we amended our agreement with Dr. Newton to reduce his annual compensation from $180,000 per year to $100,000 per year. Dr. Newton passed away in January 2007. We paid Dr. Newton $8,300 during fiscal 2007.

        We have entered into indemnification agreements with our executive officers and directors for the indemnification of, and advancement of expenses to, these persons to the fullest extent permitted by Delaware law. We also intend to execute these agreements with our future directors and executive officers.

There were no other related party transactions in fiscal 2007.

Review, Approval or Ratification with Related Persons

        Our Code of Ethics and Business Conduct requires that every employee avoid situations where loyalties may be divided between our interests and the employee's own interests. Employees and directors must avoid conflicts of interests that interfere with the performance of their duties or are not in our best interests.

        Pursuant to its written charter, the Audit Committee reviews and approves all related-party transactions as such term is used by SFAS No. 57 Related Party Disclosures, or as otherwise required to be disclosed in our financial statements or periodic filings with the SEC, other than (A) grants of stock options made by the Board or any committee thereof or pursuant to an automatic grant plan, or (B) payment of compensation authorized by the Board or any committee thereof. Related party transactions include transactions between us, our executive officers and directors, beneficial owners of five percent or greater of our securities, and all other related persons specified under Item 404 of Regulation S-K promulgated by the SEC. We have adopted written policies and procedures regarding the identification of related parties and transactions, and the approval process. The Audit Committee considers each proposed transaction in light of the specific facts and circumstances presented, including but not limited to the risks, costs and benefits to us and the availability from other sources of comparable services or products.

Independence of The Board of Directors

        The Board has affirmatively determined, based upon the listing standards of the Nasdaq Global Select Market and applicable laws and regulations, that the following directors, all of whom are standing for election to the Board, are independent: Messrs. Castino, Chizen, Schwarz, Somekh, Vallee and Walske and Ms. Coleman. The Board has also determined that the only directors who are standing for election to the Board and are not independent are Aart J. de Geus, our Chief Executive Officer, and Chi-Foon Chan, our President and Chief Operating Officer. Accordingly, seven of the nine director nominees are independent.

        During fiscal 2007, former director A. Richard Newton, who was a member of our Board from 1987 through 1991 and from 1995 through 2006, provided advice to us, at our request, concerning long-term technology strategy and industry development issues, as well as assistance in identifying opportunities for partnerships with academia. Dr. Newton was a Professor of Electrical Engineering and Computer Science and Dean of the College of Engineering at the University of California, Berkeley. We were paying Dr. Newton $100,000 per year for his services. Dr. Newton passed away in January 2007.

Item 14—Principal Accountant Fees and Services

Principal Accountant Fees and Services

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for fiscal 2007 and 2006, and fees billed for all other services rendered by KPMG LLP during such fiscal years.

	Year Ended October 31,
	2007	2006
	(in thousands)
Audit fees	$3,526	$3,329
Audit-related fees(1)	—	256
Tax fees(2)	52	24

Total fees	$3,578	$3,609

(1)
Consists of fees for due diligence services.

(2)
Consists of fees for international tax compliance services relating to certain foreign subsidiaries.

Audit Committee Pre-Approval Policies and Procedures

        As required by Section 10A(i)(1) of the Exchange Act, all non-audit services to be performed by our principal accountants must be approved in advance by the Audit Committee, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to our principal accountants which are subsequently ratified by the Audit Committee (the "De Minimus Exception"). In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services, provided the Chairperson report the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the non-audit services performed by KPMG during fiscal 2007 and 2006 were performed pursuant to the De Minimus Exception.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOPSYS, INC.
March 5, 2008	By:	/s/ AART J. DE GEUS Aart J. De Geus Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
March 5, 2008	By:	/s/ BRIAN M. BEATTIE Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit	Description of document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

QuickLinks

SYNOPSYS, INC. FORM 10-K/A INDEX
SYNOPSYS, INC. EXPLANATORY NOTE
PART III
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS
OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END
OPTION EXERCISES
NON-QUALIFIED DEFERRED COMPENSATION
SIGNATURES
Exhibit Index To Amendment No. 1 to Annual Report on Form 10-K/A