Form 10-Q
period 2008-01-31
SYNOPSYS INC
filed 2008-03-12
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

141,884,489 shares of Common Stock as of March 7, 2008

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

JANUARY 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$428,055	$579,327
Short-term investments	432,260	405,126
Total cash, cash equivalents and short-term investments	860,315	984,453
Accounts receivable, net	142,054	123,900
Deferred income taxes	126,262	123,165
Income taxes receivable	40,684	42,525
Prepaid expenses and other current assets	52,187	53,496
Total current assets	1,221,502	1,327,539
Property and equipment, net	128,578	131,866
Goodwill	768,848	767,087
Intangible assets, net	67,173	78,792
Long-term deferred income taxes	181,404	216,642
Other assets	97,366	95,411
Total assets	$2,464,871	$2,617,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$165,054	$246,209
Accrued income taxes	16,569	207,572
Deferred revenue	528,932	577,295
Total current liabilities	710,555	1,031,076
Deferred compensation and other liabilities	88,324	84,648
Long-term accrued income taxes	146,373	—
Long-term deferred revenue	79,693	65,220
Total liabilities	1,024,945	1,180,944
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 143,663 and 146,365 shares outstanding, respectively	1,437	1,464
Capital in excess of par value	1,423,949	1,401,965
Retained earnings	313,413	263,977
Treasury stock, at cost: 13,572 and 10,867 shares, respectively	(302,435)	(234,918)
Accumulated other comprehensive income	3,562	3,905
Total stockholders’ equity	1,439,926	1,436,393
Total liabilities and stockholders’ equity	$2,464,871	$2,617,337

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,
	2008	2007
Revenue:
Time-based license	$267,860	$251,606
Upfront license	12,521	13,503
Maintenance and service	35,084	35,101
Total revenue	315,465	300,210
Cost of revenue:
License	40,398	35,520
Maintenance and service	15,879	16,146
Amortization of intangible assets	5,033	6,709
Total cost of revenue	61,310	58,375
Gross margin	254,155	241,835
Operating expenses:
Research and development	92,514	95,884
Sales and marketing	77,370	89,808
General and administrative	23,841	29,677
Amortization of intangible assets	6,591	6,644
Total operating expenses	200,316	222,013
Operating income	53,839	19,822
Other income, net	6,330	7,934
Income before income taxes	60,169	27,756
Provision for income taxes	13,724	4,399
Net income	$46,445	$23,357

Net income per share:
Basic	$0.32	$0.16
Diluted	$0.31	$0.16

Shares used in computing per share amounts:
Basic	146,001	142,772
Diluted	150,683	148,113

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,445	$23,357
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	25,333	27,179
Share-based compensation	15,644	16,215
Deferred income taxes	(1,858)	804
Provision for doubtful accounts	—	(130)
Net change in deferred gains and losses on cash flow hedges	2,104	1,306
Loss (gain) on sale of short and long-term investments	200	(3)
Net changes in operating assets and liabilities:
Accounts receivable	(17,077)	(18,354)
Prepaid expenses and other current assets	(1,185)	(5,840)
Other assets	(488)	217
Accounts payable and accrued liabilities	(81,102)	(66,075)
Accrued income taxes	2,754	(6,206)
Deferred revenue	(42,969)	84,351
Deferred compensation and other liabilities	1,018	(756)
Net cash (used in) provided by operating activities	(51,181)	56,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	150,523	65,129
Purchases of short-term investments	(173,675)	(126,161)
Purchases of long-term investments	(1,500)	—
Purchases of property and equipment	(9,726)	(11,510)
Capitalization of software development costs	(704)	(783)
Net cash used in investing activities	(35,082)	(73,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances of common stock	12,097	81,583
Purchases of treasury stock	(82,865)	(18,070)
Net cash (used in) provided by financing activities	(70,768)	63,513
Effect of exchange rate changes on cash and cash equivalents	5,759	144
Net (decrease) increase in cash and cash equivalents	(151,272)	46,397
Cash and cash equivalents, beginning of period	579,327	330,759
Cash and cash equivalents, end of period	$428,055	$377,156

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Synopsys, Inc. (the Company) is a provider of electronic design automation (EDA) software for semiconductor design companies. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides intellectual property (IP) and design services to simplify the design process and accelerate time to market for the Company’s customers.  The Company also provides software and services that help customers prepare and optimize their designs for manufacturing.

Note 2.    Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission).  Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2007 on file with the Commission.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.  There have been no significant changes in new accounting pronouncements that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 other than the impact of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which affected our Accounting for Income Taxes policy (see Note 12 Taxes).

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its    subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year End.  The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s first fiscal quarter ended on February 2, 2008.  Fiscal 2008 is a 52-week fiscal year and as a result, the three months ended January 31, 2008 had 13 weeks.  Fiscal 2007 was a 53-week year and the three months ended January 31, 2007 had 14 weeks. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Note 3.    Share-based Compensation

Accounting for Share-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (SFAS123(R)). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and employee stock purchase plan (ESPP) is estimated by a combination of implied volatility for publicly traded options of the Company’s stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards is based on historical experience.

The assumptions used to estimate the fair value of stock options granted and employee stock purchase rights granted under the Company’s stock option plans and ESPP for the three months ended January 31, 2008 and 2007 are as follows:

	Three Months Ended
	January 31, 2008	January 31, 2007
Options
Volatility	33.13% - 33.42%	31.79% - 32.11%
Expected term (years)	4.5	4.3
Risk free interest rate	3.46% - 3.55%	4.35% - 4.73%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$9.05	$8.65

ESPP
Volatility	19.61% - 44.85%	19.61% - 51.54%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Risk free interest rate	3.58% - 5.09%	3.00% - 5.09%
Expected dividend yield	0%	0%
Weighted average grant date fair value	$6.33	$6.22

The Company also granted restricted stock units as part of the Company’s new hire and annual incentive compensation program starting in fiscal 2007. Restricted stock units are valued based on the closing price of the Company’s common stock on the grant date.  In general, restricted stock units vest over three to four years and are subject to the employees’ continuing service to the Company.  During the three months ended January 31, 2008 and 2007, the weighted average grant date fair value was $27.14 per share and $26.12, respectively.

As of January 31, 2008, there was $80.6 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 1.7 years. The intrinsic values of options exercised during the three months ended January 31, 2008 and 2007, were $5.1 million and $32.8 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statements of operations for these share-based compensation arrangements was as follows for the first quarters of fiscal years 2008 and 2007:

	Three Months Ended January 31,
(in thousands, except per share amounts)	2008	2007

Cost of license	$1,328	$1,851
Cost of maintenance and service	1,342	780
Research and development expense	6,419	4,728
Sales and marketing expense	3,700	5,665
General and administrative expense	2,855	3,191
Share-based compensation expense before taxes	15,644	16,215
Income tax benefit	(3,618)	(3,931)
Share-based compensation expense after taxes	$12,026	$12,284

Note 4.          Stock Repurchase Program

The Company is authorized to purchase up to $500.0 million of its common stock under a stock repurchase program originally established by the Company’s Board of Directors (Board) in December 2004.  The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash.  Repurchases are transacted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (Exchange Act) through open market purchases, plans executed under Rule 10b5-1 under the Exchange Act and structured transactions.

During the three months ended January 31, 2008 and 2007, the Company purchased 3.4 million shares at an average price of $24.27 per share, and 0.7 million shares at an average price of $26.68 per share, respectively. The aggregate purchase prices were $82.9 million and $18.1 million in the three months ended January 31, 2008 and 2007, respectively. During the three months ended January 31, 2008 and 2007, approximately 0.7 million and 4.4 million shares were reissued, respectively, for employee share-based compensation requirements. On March 22, 2007, the Board replenished the stock repurchase program to $500.0 million. As of January 31, 2008, $346.9 million remained available for future purchases under the program.

Note 5.          Goodwill and Intangible Assets

Goodwill as of January 31, 2008 consisted of the following:

(in thousands)
Balance at October 31, 2007	$767,087
Adjustments(1)	1,761
Balance at January 31, 2008	$768,848

(1)             Adjustments related to reduction of merger costs of $0.2 million, income tax related adjustments of $1.5 million for a prior year acquisition, and $0.4 million contingent consideration earned and paid related to a prior year acquisition.

Intangible assets as of January 31, 2008 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$112,655	$71,650	$41,005
Customer relationships	144,950	124,668	20,282
Contract rights intangible	8,000	5,959	2,041
Covenants not to compete	3,690	3,221	469
Trademarks and trade names	200	60	140
Other intangibles	8,383	8,383	—
Capitalized software development costs	17,147	13,911	3,236
Total	$295,025	$227,852	$67,173

Intangible assets as of October 31, 2007 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$112,655	$67,088	$45,567
Customer relationships	144,950	118,471	26,479
Contract rights intangible	8,000	5,271	2,729
Covenants not to compete	3,690	3,054	636
Trademarks and trade names	200	50	150
Other intangibles	8,383	8,383	—
Capitalized software development costs	16,414	13,183	3,231
Total	$294,292	$215,500	$78,792

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2008	2007
	(in thousands)
Core/developed technology	$4,562	$5,669
Customer relationships	6,197	6,134
Contract rights intangible	688	517
Covenant not to compete	167	283
Trademarks and tradenames	10	10
Other intangibles	—	740
Capitalized software development costs(1)	728	810
Total	$12,352	$14,163

(1)             Amortization of capitalized software development costs is included in cost of license in the condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2008	$28,068
2009	22,956
2010	9,705
2011	3,866
2012	1,671
2013 and thereafter	907
Total	$67,173

Note 6.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	January 31,	October 31,
	2008	2007
	(in thousands)
Accounts payable	$6,964	$11,611
Payroll and related benefits	117,640	192,773
Acquisition related costs	2,706	3,221
Other accrued liabilities	37,744	38,604
Total	$165,054	$246,209

Note 7.   Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2008, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8.   Comprehensive Income

The following table presents the components of comprehensive income, net of tax:

	Three Months Ended January 31,
	2008	2007
	(in thousands)

Net income	$46,445	$23,357
Unrealized gain (loss) on investments, net of tax of ($677) and $62, respectively	1,026	(93)
Deferred gain on cash flow hedges, net of tax of ($779) and ($470), respectively	2,104	836
Reclassification adjustment on deferred (gain) loss on cash flow hedges, net of tax of $188 and ($101), respectively	(1,100)	177
Foreign currency translation adjustment	(2,373)	514
Total	$46,102	$24,791

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

The table below illustrates the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2008	2007
	(in thousands)
Numerator:
Net income	$46,445	$23,357

Denominator:
Weighted-average common shares for basic net income per share	146,001	142,772
Dilutive effect of potential common shares related to equity-based compensation	4,682	5,341
Weighted-average common shares for diluted net income per share	150,683	148,113

Net income per share:
Basic	$0.32	$0.16
Diluted	$0.31	$0.16

Diluted net income per share excludes 8.8 million and 10.2 million of anti-dilutive stock options and unvested restricted stock units and awards for the three months ended January 31, 2008 and 2007, respectively. While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

The Company provides software products and consulting services in the electronic design automation software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses to the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment. Revenues related to operations in the United States and other geographic areas were:

	Three Months Ended January 31,
	2008	2007
	(in thousands)
Revenue:
United States	$160,710	$147,962
Europe	49,295	48,160
Japan	52,473	50,563
Asia-Pacific and other	52,987	53,525
Consolidated	$315,465	$300,210

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three months ended January 31, 2008 and 2007.

Note 11.        Other Income, net

The following table presents the components of other income, net:

	Three Months Ended January 31,
	2008	2007
	(in thousands)
Interest income, net	$6,850	$4,909
Income (loss) on assets related to deferred compensation plan	(492)	3,329
Foreign currency exchange gain (loss)	794	(126)
Other	(822)	(178)
Total	$6,330	$7,934

Note 12.   Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31,
	2008	2007
	(dollars in thousands)
Income before income taxes	$60,169	$27,756
Provision for income tax	$13,724	$4,399
Effective tax rate	22.8%	15.8%

The Company’s effective tax rate for the three months ended January 31, 2008 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits, partially offset by state taxes and non-deductible share-based compensation recorded under SFAS 123(R). The effective tax rate increased in the three months ended January 31, 2008, as compared to the same period in fiscal 2007, primarily due to the reinstatement of the federal research and development tax credit for the period January 1 through October 31, 2006 in the first quarter of fiscal 2007.  The federal research credit expired on December 31, 2007.

Adoption of FIN 48

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

The Company adopted FIN 48 and FSP FIN 48-1 in the first quarter of fiscal 2008 and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $5.0 million, with a corresponding increase to beginning retained earnings.  The Company also recognized an additional decrease in the liability for unrecognized tax benefits related to employee stock options of $9.7 million of which $7.7 million increased beginning paid-in capital with the remaining $2 million off-setting existing deferred tax assets.  The total liability for gross unrecognized tax benefits was $207.3 million on November 1, 2007.  Approximately $124.7 million of the consolidated worldwide liability for unrecognized tax benefits would affect the Company’s effective tax rate if recognized upon resolution of the uncertain tax positions.  The liability for unrecognized tax benefits did not materially change during the three months ended January 31, 2008.

Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense in the unaudited condensed consolidated statement of operations.  As of November 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $10.3 million, which did not materially increase during the three months ended January 31, 2008.  Prior to fiscal 2008, the estimated liability for unrecognized tax benefits was presented as a current liability.  FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether it is expected payment will be made within the next 12 months.  Amounts expected to be paid within the next 12 months are classified as current liabilities and all other amounts are classified as non-current liabilities or offset against a directly related deferred tax asset or income tax receivable.  In addition, the Company has historically recorded state, local and interest liabilities net of the estimated benefit which is expected to be received from deducting such payments on future tax returns (i.e., on a “net” basis).  FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis).

The Company files income tax returns in the U.S., including various state and local jurisdictions.  Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan.  The Company remains subject to income tax examinations in the U.S. for fiscal years after 1999, in Hungary and Taiwan for fiscal years after 2005, in Ireland for fiscal years after 2002 and in Japan for fiscal years after 2004.  See “IRS Examinations,” below for the status of our current federal income tax audits.

The timing of the resolution of income tax examinations is highly uncertain as to the amounts and timing of various tax payments as part of the settlement process.  This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities.  The Company believes that before the end of fiscal 2008, it is reasonably possible that its tentative settlement with the IRS for its fiscal year 2000 and 2001 could become final, that it may also reach a final settlement for certain state income tax audits, and that the statute of limitations on certain foreign income and withholding taxes will expire.  Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $60 million.

IRS Examinations

On June 8, 2005, the Company received a Revenue Agent’s Report (RAR) in which the Internal Revenue Service (IRS) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly owned foreign subsidiary. The Company strongly believes the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to this proposed IRS adjustment.

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, the Company reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which the Company expects will take several months, but the Company believes that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then the Company has already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while the Company believes it is still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

In the third quarter of 2006, the IRS started an examination of the Company’s federal income tax returns for the years 2002 through 2004. As of January 31, 2008, no final adjustments had been proposed as a result of this audit which would require an adjustment to the tax provision.

Note 13.   Contingencies

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

Note 14.   Effect of New Accounting Pronouncements

The effect of the recent accounting pronouncements has not changed from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

Financial Performance for the Three Months Ended January 31, 2008

•                                       Total revenue of $315.5 million, increased 5% from $300.2 million in the first quarter of fiscal 2007, primarily attributable to bookings of Technology Subscription Licenses (TSLs) in prior periods which increase time-based revenue recognized in later periods.

•                                       Time-based license revenue of $267.9 million, increased 6% from $251.6 million in the first quarter of fiscal 2007, primarily attributable to bookings of TSLs in prior periods which increase time-based revenue recognized in later periods.

•                                       Upfront license revenue of $12.5 million, decreased 7% from $13.5 million in the first quarter of fiscal 2007, primarily reflecting fluctuations in customer license type requirements for licenses generating upfront revenue.

•                                       We derived approximately 96% of our software license revenue from licenses generating time-based revenues, maintenance and service, and 4% from licenses generating upfront revenue in the first quarter of fiscal 2008. This reflects our adherence to our business model.

•                                       Maintenance revenue of $16.4 million, decreased 20% from $20.4 million in the first quarter of fiscal 2007, primarily attributable to more TSLs for which maintenance is bundled and not charged separately. The decline is also attributable, to a lesser extent, by the non-renewal of maintenance by some of our existing perpetual license customers. Professional service and other revenue of $18.7 million increased 27% from $14.7 million in the first quarter of fiscal 2007, primarily due to the timing and acceptance of performed milestones under existing service contracts.

•                                       Net income was $46.4 million compared to $23.4 million in the first quarter of fiscal 2007. The increase in net income is primarily due to revenue growth and, to a lesser extent, cost control efforts.

•                                       Cash and cash equivalents of $428.1 million as of January 31, 2008, decreased 26% from $579.3 million as of October 31, 2007, primarily due to a new contract with one large customer resulting in a payment shift in the first quarter of fiscal 2008 to a later period in fiscal 2008.

•                                       We repurchased approximately 3.4 million shares of our common stock at an average price of $24.27 per share for a total of fiscal approximately $82.9 million.

•             Every seven years we have one extra week in our fiscal year that occurs in our first quarter.  Last year’s first quarter contained that extra week and accordingly this year’s first quarter results include one less week.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial results under the heading “Result of Operations” below are based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

•      Revenue recognition; and

•      Income taxes.

We describe our revenue recognition and income taxes policies below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed with the SEC on December 21, 2007.

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

With respect to software licenses, we utilize three license types:

•     Technology Subscription Licenses (TSLs) are time-based licenses for a finite term, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. We bundle and do not charge separately for post-contract customer support (maintenance) for the term of the license.

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

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $305 million that are recorded on our balance sheet will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) and FASB Staff Position No. 48-1 (FSP FIN 48-1) in the first quarter of fiscal 2008.  The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109.  The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. In May 2007, the FASB issued Staff Position No. FIN 48-1 (FSP FIN 48-1), Definition of Settlement in FASB Interpretation No. 48, which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied.

Included in our net deferred tax assets are federal foreign tax credits of approximately $65 million, of which approximately $60 million will expire from fiscal 2013 through 2017.  Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. Our ability to maintain the deferred tax credit requires significant judgment in forecasting our future foreign source income.

We have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide for taxes on such excess amount.

In addition, the calculation of tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for potential additional taxes. If we ultimately determine that payment of these amounts is unnecessary, we would reverse the liability and recognize the tax benefit in the period in which we determine that the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, we would record an additional charge to earnings. See Part II, Item 1 Legal Proceedings, Part II, Item 1A. Risk Factors – We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income.  An adverse outcome could have a material effect on our results of operations and financial condition, below, and Note 12 of Notes to Consolidated Financial Statements for a discussion of a Revenue Agent’s Report from the Internal Revenue Service (IRS) we received in June 2005 asserting a very large net increase to our U.S. tax arising from the audit of fiscal years 2000 and 2001.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses and services at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is shipped. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Maintenance orders normally bring in revenue ratably over the maintenance period (normally one year). Professional service orders generally turn into revenue upon completion and customer acceptance of contractually agreed milestones. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

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

Our license revenue is sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, perpetual licenses and term licenses with greater than 75% of the license fee due within one year from shipment typically generate current quarter revenue but no future revenue (e.g., a $120,000 order for a perpetual license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue).

Total Revenue

Three Months Ended January 31,		Dollar	%
2008	2007	Change	Change
(dollars in millions)
$315.5	$300.2	$15.3	5%

The increase in total revenue for the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007 was primarily due to our time-based license model under which prior period bookings lead to increased current period time-based revenue.

Time-Based License Revenue

	January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$267.9	$251.6	$16.3	6%
Percentage of total revenue	85%	84%

The increase in time-based license revenue in the first quarter of fiscal 2008 compared to the same quarter in fiscal 2007 was primarily due to prior period bookings leading to increased current period time-based revenue.

Upfront License Revenue

	January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$12.5	$13.5	$(1.0)	(7)%
Percentage of total revenue	4%	4%

The upfront license revenue decreased slightly in the first quarter of 2008 compared with the first quarter of 2007 reflecting normal fluctuations in customer license requirements which can drive the amount of upfront orders in a particular quarter.

Maintenance and Services Revenue

	January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Maintenance revenue	$16.4	$20.4	$(4.0)	(20)%
Professional services and other revenue	18.7	14.7	4.0	27%
Total maintenance and service revenue	$35.1	$35.1	$—	—%
Percentage of total revenue	11%	12%

Our maintenance revenue has declined primarily due to (1) our continued shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, and (2)  non-renewal of maintenance by certain customers on perpetual or other upfront licenses. Some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, adversely affecting future maintenance revenue.

Professional services and other revenue increased in the first quarter of fiscal 2008 compared to the same period in fiscal 2007 due principally to the timing of customer acceptance of services performed under ongoing contracts.

Events Affecting Cost of Revenues and Operating Expenses

Functional Allocation of Operating Expenses. We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and expenses included in the allocation pool.

Cost of Revenue

	January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Cost of license revenue	$40.4	$35.5	$4.9	14%
Cost of maintenance and service revenue	15.9	16.2	(0.3)	(2)%
Amortization of intangible assets	5.0	6.7	(1.7)	(25)%
Total	$61.3	$58.4	$2.9	5%
Percentage of total revenue	19%	19%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue, and amortization of intangible assets. We segregate expenses directly associated with providing consulting and training from cost of license revenue associated with internal functions which provide license delivery and post-customer contract support services. We then allocate these group costs between cost of license revenue and cost of maintenance and service revenue based on license and service revenue reported.

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

Cost of maintenance and service revenue.  Cost of maintenance and service revenue includes employee salary and benefits for consulting professionals and associated costs to maintain the infrastructure necessary to operate our services and training organization. Further, cost of maintenance and service revenue also includes allocated costs which provide post customer contract services, such as employee salary and benefits related to customer services, such as hotline and on-site support, production services and documentation of maintenance updates.

Amortization of intangible assets.  Amortization of intangible assets, which is amortized to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years.

The dollar increases in total cost of revenue for the three months ended January 31, 2008 compared with the same period in fiscal 2007, are primarily due to an increase of $4.8 million in personnel related costs as a result of an increase in head count to support our revenue growth.  This increase was partially offset by a decrease of $1.7 million in amortization of intangible assets as some amortized intangible assets reached their full terms.

Operating Expenses

Research and Development

	January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$92.5	$95.9	$(3.4)	(4)%
Percentage of total revenue	29%	32%

Research and development expenses decreased slightly for the three months ended January 31, 2008 compared with the same period in fiscal 2007.  The decrease was primarily due to the first quarter of fiscal 2008 having 13 weeks of expenses compared to 14 weeks in the same quarter of fiscal 2007.

Sales and Marketing

	January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$77.4	$89.8	$(12.4)	(14)%
Percentage of total revenue	25%	30%

For the three months ended January 31, 2008, the decrease was primarily due to (1) decrease of $5.5 million in sales and marketing personnel and related costs primarily as a result of decreases in workforce and the first quarter of fiscal 2008 having 13 weeks compared to 14 weeks in the same quarter of fiscal 2007, and (2) a decrease of $6.1 million in variable compensation as a result of decrease in head count and relatively lower shipments as compared to the same quarter in fiscal 2007 which had an extra week.

General and Administrative

	January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$23.8	$29.7	$(5.9)	(20)%
Percentage of total revenue	8%	10%

For the three months ended January 31, 2008, the decrease was primarily due to (1) savings associated with professional services, such as legal costs, and (2) the first quarter of fiscal 2008 having 13 weeks of expenses compared to 14 weeks in the same quarter of fiscal 2007.

Amortization of Intangible Assets

	January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$5.0	$6.7	$(1.7)	(25)%
Included in operating expenses	6.6	6.6	—	0%
Total	$11.6	$13.3	$(1.7)	(13)%
Percentage of total revenue	4%	4%

For the three months ended January 31, 2008, the decrease in amortization of intangible assets is primarily due to certain intangible assets acquired in prior years becoming fully amortized in fiscal year 2007. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income, net

	January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Interest income, net	$6.8	$4.9	$1.9	39%
Income (loss) on assets related to deferred compensation plan	(0.5)	3.3	(3.8)	(115)%
Foreign currency exchange gain (loss)	0.8	(0.1)	0.9	(900)%
Other	(0.8)	(0.2)	(0.6)	300%
Total	$6.3	$7.9	$(1.6)	(20)%

Taxes

Effective Tax Rate

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three months ended January 31, 2008 and 2007:

	January 31,
	2008	2007
	(dollars in thousands)
Three months ended
Income before income taxes	$60.2	$27.8
Provision for income tax	$13.7	$4.4
Effective tax rate	23%	16%

Our effective tax rate for the three months ended January 31, 2008 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits, partially offset by state taxes and non-deductible stock option compensation expense recorded under SFAS 123(R). The effective tax rate increased in the three months ended January 31, 2008, as compared to the same period in fiscal 2007, primarily due to the reinstatement of the federal research and development tax credit for the period January 1 through October 31, 2006 in the first quarter of fiscal 2007.   The federal research credit expired on December 31, 2007.

Adoption of FIN 48

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

We adopted FIN 48 and FSP FIN 48-1 in the first quarter of fiscal 2008 and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $5.0 million, with a corresponding increase to beginning retained earnings.  We also recognized an additional decrease in the liability for unrecognized tax benefits related to employee stock options of $9.7 million of which $7.7 million increased beginning paid-in capital with the remaining $2 million off-setting existing deferred tax assets.  The total liability for gross unrecognized tax benefits was $207.3 million on November 1, 2007.  Approximately $124.7 million of the consolidated worldwide liability for unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.  The liability for unrecognized tax benefits did not materially change during the three months ended January 31, 2008.

Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized as a component of income tax expense in our unaudited condensed consolidated statement of operations.  As of November 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $10.3 million, which did not materially increase during the three months ended January 31, 2008.  Prior to fiscal 2008, we presented our estimated liability for unrecognized tax benefits as a current liability.  FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether it is expected payment will be made within the next 12 months.  Amounts expected to be paid within the next 12 months are classified as current liabilities and all other amounts are classified as non-current liabilities or offset against a directly related deferred tax asset or income tax receivable.  In addition, we have historically recorded state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a “net” basis).  FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis).

We file income tax returns in the U.S., including various state and local jurisdictions.  Our subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan.  We remain subject to income tax examinations in the U.S. for fiscal years after 1999, in Hungary and Taiwan for fiscal years after 2005, in Ireland for fiscal years after 2002 and in Japan for fiscal years after 2004.  See “IRS Examinations,” below for the status of our current federal income tax audits.

The timing of the resolution of income tax examinations is highly uncertain as to the amounts and timing of various tax payments as part of the settlement process.  This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities.  We believe that before the end of fiscal 2008, it is reasonably possible that our tentative settlement with the Internal Revenue Service (IRS) for our fiscal year 2000 and 2001 could become final, that we may also reach a final settlement for certain state income tax audits, and that the statute of limitations on certain foreign income and withholding taxes will expire.  Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $60 million.

IRS Examinations

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

The IRS is currently examining our federal income tax returns for the years 2002 through 2004. As of January 31, 2008, no final adjustments have been proposed as a result of this audit which would require an adjustment to the tax provision.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2008.

Cash and Cash Equivalents and Short-Term Investments

	January 31, 2008	October 31, 2007	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$428.0	$579.3	$(151.3)	(26)%
Short-term investments	432.3	$405.1	27.2	7%
Total	$860.3	$984.4	$(124.1)	(13)%

During the quarter ended January 31, 2008, our primary sources and uses of cash consisted of (1) cash used in operating activities of $51.2 million, (2) proceeds from sales and maturities of short-term investments of $150.5 million, (3) purchases of investments of $175.2 million and (4) purchases of treasury stock of $82.9 million.

Cash Flows

	Three Months Ended January 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Cash (used in) provided by operating activities	$(51.2)	$56.1	$(107.3)	(191)%
Cash (used in) investing activities	$(35.1)	$(73.3)	$38.2	(52)%
Cash (used in) provided by financing activities	$(70.8)	$63.5	$(134.3)	(211)%

Cash (used in) provided by operating activities.  Cash used in or provided by operations is dependent primarily upon the payment terms of our license agreements. To be classified as upfront revenue, we require that 75% of a term or perpetual license fee be paid within the first year. Conversely, payment terms for TSLs are generally extended and the license fee is typically paid either quarterly or annually in even increments over the term of the license. Accordingly, we generally receive cash from upfront license revenue much sooner than from time-based licenses revenue.

Cash used in operating activities primarily increased as a result of a decrease in deferred revenue due to the timing of billings and cash payment from certain customers, increased payments to vendors, and increased bonus payments compared to the same period in fiscal 2007.

Cash (used in) investing activities.  The decrease in cash used primarily relates to the timing of maturities of marketable securities and payment of our capital expenditures to support our information technology infrastructure.

Cash (used in) provided by financing activities.  The increase in cash used primarily relates to larger common stock repurchases under our stock repurchase program and a lower number of employee option exercises compared to the same period in fiscal 2007. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, Hungary and Japan. As of January 31, 2008, we held an aggregate of $582.0 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $278.3 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries.

We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

January 31, 2008	October 31, 2007	Dollar Change	% Change
(dollars in millions)
$142.1	$123.9	$18.2	15%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 41 days at January 31, 2008 and 36 days at October 31, 2007. The increase in DSO, along with an increase in accounts receivable balance, primarily relates to timing of billings to customers in the first quarter of 2008 and stronger collections in the last quarter of 2007.

Net Working Capital.  Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of January 31, 2008, our net working capital was $510.9 million, compared to $296.5 million as of October 31, 2007. The increase of $214.4 million was primarily due to a decrease in (1) current income taxes accrual of $191.0 million, (2) accounts payable and accrued liabilities of $81.1 million, and (3) deferred revenue of $48.4 million.  This decrease was partially offset by the use of $124.1 million in cash, cash equivalents and short-term investments.  The large decrease in current income tax accrual was the result of the reclassification of short-term accrued taxes to long-term accrued taxes upon adoption of FIN 48 in the first quarter of fiscal 2008.  See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements.

Other Commitments—Revolving Credit Facility.  On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2008, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Our cash equivalent and short-term investment portfolio as of January 31, 2008 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer.   As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns.  As of January 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was less than 1% of total cash, cash equivalents and short-term investments, which we do not consider to be material. As of January 31, 2008, we had no impairment charge associated with our short-term investment portfolio.  While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since October 31, 2007.  The average yield at purchase for our short-term investment portfolio remains approximately the same as of October 31, 2007.  For more information in financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.   As of January 31, 2008 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2008, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Controls.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, we reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which we expect will take several months, but we believe that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then we have already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while we believe we are still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

Other Proceedings. We are also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of the defense costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

We describe our business risk factors below. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

The increasing complexities of SoCs and ICs, and customers’ concerns about managing cost and risk have also led to the following potentially long-term negative trends:

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

For example, in June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses recognizing and measuring uncertain tax positions. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  FIN 48 was adopted by Synopsys beginning in the first quarter of fiscal year 2008. Because the determination of whether a position is “more likely than not” is subject to ongoing changes in the interpretation in the tax law, based on published rulings, court cases and outcomes of various tax audits, the Company may be required to recognize or adjust a tax position in the period in which such changes occur. In addition, measurement of the amount of benefit which is more than 50% likely of being realized involves a great deal of judgment, and may change based on the Company’s experience and new or revised authority.

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income. An adverse outcome could have a material effect on our results of operations and financial condition.

On June 8, 2005, we received a Revenue Agent’s Report (RAR) in which the Internal Revenue Service (IRS) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We strongly believe the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to this proposed IRS adjustment. On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, we reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which we expect will take several months, but we believe that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then we have already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while we believe we are still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

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

Our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. In the third quarter of fiscal year 2006, the IRS started an examination of our federal income tax returns for the fiscal years 2002 through 2004. As of January 31, 2008, the examination is still in progress and no final adjustments have been proposed by the IRS which would require an adjustment to the tax provision. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in the audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit, there could be a material adverse effect on our income tax provision and net income in the period or periods for which that determination is made.

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

•              The market for EDA products is dynamic and depends on a number of factors including consumer demand for our customers’ products, customer R&D and EDA tool budgets, pricing, our competitors’ product offerings and customer design starts. It is difficult to predict in advance the effect of these and other factors on our customers’ demand for our products on a medium or long term basis. As a result, actual future customer purchases could differ materially from our forecasts which, in turn, could cause our actual revenue to be materially different than our publicly-disclosed targets.

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

•              We rely on a small number of customers for a large portion of our revenue and the loss of one of such customers could have an adverse effect on our subsequent revenue and/or earnings.

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

•              Additional tax liabilities; and

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

Our investment portfolio may be impaired by further deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of January 31, 2008 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer.   As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns.  As of January 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was less than 1% of total cash, cash equivalents and short-term investments, which we do not consider to be material. As of January 31, 2008, we had no impairment charge associated with our short-term investment portfolio.  However, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal control over financial reporting and our auditors to attest to the effectiveness of our internal control over financial reporting in our annual reports. This effort has required, and will continue to require in the future, the commitment of significant financial and managerial resources. Any failure to complete a favorable assessment and obtain an unqualified opinion from our auditors could have a material adverse effect on our stock price.

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

We rely on our network infrastructure and enterprise applications, and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. We believe we have developed sufficient disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended January 31, 2008.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
November 4, 2007 through December 8, 2007	—	$—	—	$429,773,919
Month #2
December 9, 2007 through January 5, 2008	654,100	$26.0871	654,100	$412,710,325
Month #3
January 6, 2008 through February 2, 2008	2,759,593	$23.8444	2,759,593	$346,909,415
Total	3,413,693	$24.2742	3,413,693	$346,909,415

(1) All months shown are Synopsys’ fiscal months.

All shares were purchased pursuant to a $500.0 million stock repurchase program approved by Synopsys’ Board of Directors and announced on December 1, 2004 which was replenished to $500.0 million on March 22, 2007 and announced on March 27, 2007. Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors.

The remaining information required by Item 2 is set forth in Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements incorporated by reference here.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.49	Executive Incentive Plan (2008). (3)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference from the like described exhibit to Synopsys’ Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.
(2)	Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on December 10, 2007.
(3)	Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on February 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

By:	/s/ Brian M. Beattie
Brian M. Beattie
Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2008

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.49	Executive Incentive Plan (2008). (3)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference from the like described exhibit to Synopsys’ Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.
(2)	Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on December 10, 2007.
(3)	Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on February 1, 2008.