Form 10-Q
period 2008-04-30
SYNOPSYS INC
filed 2008-06-10
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

142,702,930 shares of Common Stock as of June 6, 2008

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
APRIL 30, 2008
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	April 30, 2008	October 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$574,889	$579,327
Short-term investments	242,609	405,126
Total cash, cash equivalents and short-term investments	817,498	984,453
Accounts receivable, net	171,993	123,900
Deferred income taxes	127,345	123,165
Income taxes receivable	42,724	42,525
Prepaid expenses and other current assets	57,337	53,496
Total current assets	1,216,897	1,327,539
Property and equipment, net	127,223	131,866
Goodwill	765,576	767,087
Intangible assets, net	54,778	78,792
Long-term deferred income taxes	168,056	216,642
Other assets	97,629	95,411
Total assets	$2,430,159	$2,617,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$176,746	$246,209
Accrued income taxes	10,280	207,572
Deferred revenue	522,078	577,295
Total current liabilities	709,104	1,031,076

Deferred compensation and other liabilities	83,322	84,648
Long-term accrued income taxes	137,597	—
Long-term deferred revenue	65,310	65,220
Total liabilities	995,333	1,180,944
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 141,756 and 146,365 shares outstanding, respectively	1,417	1,464
Capital in excess of par value	1,435,900	1,401,965
Retained earnings	342,424	263,977
Treasury stock, at cost: 15,512 and 10,867 shares, respectively	(348,332)	(234,918)
Accumulated other comprehensive income	3,417	3,905
Total stockholders’ equity	1,434,826	1,436,393
Total liabilities and stockholders’ equity	$2,430,159	$2,617,337

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Revenue:
Time-based license	$278,220	$243,096	$546,080	$494,702
Upfront license	12,214	14,624	24,735	28,127
Maintenance and service	34,119	35,208	69,203	70,309
Total revenue	324,553	292,928	640,018	593,138
Cost of revenue:
License	41,709	34,657	82,107	70,177
Maintenance and service	16,167	15,550	32,046	31,696
Amortization of intangible assets	5,816	5,210	10,849	11,919
Total cost of revenue	63,692	55,417	125,002	113,792
Gross margin	260,861	237,511	515,016	479,346
Operating expenses:
Research and development	95,275	91,956	187,789	187,840
Sales and marketing	82,887	79,012	160,257	168,820
General and administrative	26,171	22,551	50,012	52,228
Amortization of intangible assets	6,591	6,644	13,182	13,288
Total operating expenses	210,924	200,163	411,240	422,176
Operating income	49,937	37,348	103,776	57,170
Other income, net	151	19,668	6,481	27,602
Income before income taxes	50,088	57,016	110,257	84,772
Provision for income taxes	10,701	15,751	24,425	20,150
Net income	$39,387	$41,265	$85,832	$64,622

Net income per share:
Basic	$0.28	$0.29	$0.60	$0.45
Diluted	$0.27	$0.28	$0.58	$0.43

Shares used in computing per share amounts:
Basic	141,844	144,370	143,926	143,527
Diluted	145,271	149,783	147,801	148,782

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,832	$64,622
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	50,244	52,676
Share-based compensation	33,486	30,565
Deferred income taxes	3,523	10,677
Provision for doubtful accounts	429	(330)
Net change in deferred gains and losses on cash flow hedges	7,495	2,990
Gain on sale of land	—	(4,284)
Gain on sale of short and long-term investments	(1,192)	(1)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(46,982)	(43,935)
Prepaid expenses and other current assets	(10,300)	(11,272)
Other assets	26	487
Accounts payable and accrued liabilities	(69,502)	(59,642)
Accrued income taxes	(2,873)	(4,592)
Deferred revenue	(67,309)	107,196
Deferred compensation and other liabilities	980	(926)
Net cash (used in) provided by operating activities	(16,143)	144,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	419,181	113,351
Purchases of short-term investments	(253,699)	(178,782)
Purchases of long-term investments	(6,694)	—
Sales of long-term investments	77	—
Purchase of property and equipment	(19,498)	(24,520)
Proceeds from sale of land	—	26,298
Capitalization of software development costs	(1,408)	(1,592)
Net cash provided by (used in) investing activities	137,959	(65,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease obligations	(1,452)	—
Issuances of common stock	36,949	130,240
Purchases of treasury stock	(170,052)	(81,394)
Net cash (used in) provided by financing activities	(134,555)	48,846
Effect of exchange rate changes on cash and cash equivalents	8,301	2,483
Net (decrease) increase in cash and cash equivalents	(4,438)	130,315
Cash and cash equivalents, beginning of period	579,327	330,759
Cash and cash equivalents, end of period	$574,889	$461,074

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business

Synopsys, Inc. (Synopsys or the Company) is a world leader in electronic design automation (EDA), supplying the global electronics market with the software, intellectual property (IP) and services used in semiconductor design and manufacturing. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides: (1) IP and design services to simplify the design process and accelerate time-to-market for our customers; and (2) software and services that help customers prepare and optimize their designs for manufacturing.

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

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.  There have been no significant changes in accounting policies since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, other than the impact of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which is disclosed in Note 12 Taxes.

Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year End.  The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s second fiscal quarter ended on May 3, 2008 and May 5, 2007.  Fiscal 2008 is a 52-week fiscal year and as a result, the three and six months ended April 30, 2008 had 13 weeks and 26 weeks, respectively.  Fiscal 2007 was a 53-week year and the three and six months ended April 30, 2007 had 13 weeks and 27 weeks, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Note 3.  Share-based Compensation

         Accounting for Share-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and awards under the employee stock purchase plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, (SFAS123 (R)). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and the employee stock purchase plans (ESPP) is estimated by a combination of implied volatility for publicly traded options of the Company’s stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards is based on historical experience.

The assumptions used to estimate the fair value of stock options granted and employee stock purchase rights granted under the Company’s stock option plans and ESPP for the three and six months ended April 30, 2008 and 2007 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Options
Volatility	32.81% - 34.61%	30.27% - 30.77%	32.81% - 34.61%	30.27% - 32.11%
Expected term (years)	4.5	4.3	4.5	4.3
Risk-free interest rate	2.40% - 2.85%	4.47% - 4.62%	2.40% - 3.55%	4.35% - 4.73%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$7.77	$8.50	$8.26	$8.57

ESPP
Volatility	19.61% - 32.06%	19.61% - 44.85%	19.61% - 32.06%	19.61% - 44.85%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.62% - 5.09%	3.58% - 5.09%	1.62% - 5.09%	3.58% - 5.09%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$5.93	$6.43	$5.93	$6.43

The Company also granted restricted stock units as part of the Company’s new hire and annual incentive compensation program starting in fiscal 2007.  Restricted stock units are valued based on the closing price of the Company’s common stock on the grant date.  In general, restricted stock units vest over three to four years and are subject to the employees’ continuing service to the Company.  During the three and six months ended April 30, 2008, the weighted average grant date fair values were $24.22 and $27.07 per share, respectively.  During the three and six months ended April 30, 2007, the weighted average grant date fair values were $27.01 and $26.85 per share, respectively.

As of April 30, 2008, there was $96.6 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 3.6 years. The intrinsic values of options exercised during the three and six months ended April 30, 2008 were $3.6 million and $8.7 million, respectively. The intrinsic values of options exercised during the three and six months ended April 30, 2007 were $14.9 million and $47.6 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statement of operations for these share-based compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2008	2007	2008	2007
Cost of license	$2,296	$1,621	$3,624	$3,473
Cost of maintenance and service	810	572	2,152	1,353
Research and development expense	7,444	5,875	13,863	10,602
Sales and marketing expense	4,351	3,645	8,051	9,311
General and administrative expense	2,940	2,636	5,796	5,826
Share-based compensation expense before taxes	17,841	14,349	33,486	30,565
Income tax benefit	(4,184)	(3,428)	(7,852)	(7,323)
Share-based compensation expense after taxes	$13,657	$10,921	$25,634	$23,242

Note 4.  Stock Repurchase Program

The Company is authorized to purchase up to $500.0 million of its common stock under a stock repurchase program originally established by the Company’s Board of Directors (the Board) in December 2004.  The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash.  Repurchases are transacted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (Exchange Act) through open market purchases, plans executed under Rule 10b5-1 under the Exchange Act and structured transactions.

During the three and six months ended April 30, 2008, the Company purchased 3.8 million shares at an average price of $23.06 per share, and 7.2 million shares at an average price of $23.64 per share, respectively. During the three and six months ended April 30, 2007, the Company purchased 2.4 million shares at an average price of $26.38 per share, and 3.1 million shares at an average price of $26.45 per share, respectively.  The aggregate purchase prices were $170.1 million and $81.4 million in the six months ended April 30, 2008 and 2007, respectively. During the three and six months ended April 30, 2008, approximately 1.8 million and 2.5 million shares were reissued, respectively, for employee share-based compensation requirements. During the three and six months ended April 30, 2007, approximately 2.8 million and 7.2 million shares were reissued, respectively, for employee share-based compensation requirements. On March 22, 2007 the Board replenished the stock repurchase program to $500.0 million. As of April 30, 2008, $259.7 million remained available for further purchases under the program.

Note 5.          Goodwill and Intangible Assets

Goodwill as of April 30, 2008 consisted of the following:

(in thousands)
Balance at October 31, 2007	$767,087
Adjustments (1)	(1,511)
Balance at April 30, 2008	$765,576

(1)          Related to income taxes and payment of a contingent consideration.

Intangible assets as of April 30, 2008 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$112,655	$77,004	$35,651
Customer relationships	144,950	130,865	14,085
Contract rights intangible	8,000	6,638	1,362
Covenants not to compete	3,690	3,387	303
Trademarks and tradenames	200	70	130
Capitalized software development costs	17,879	14,632	3,247
Total (1)	$287,374	$232,596	$54,778

(1)          Balance does not include intangible assets that were fully amortized prior to fiscal 2008.

Intangible assets as of October 31, 2007 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$112,655	$67,088	$45,567
Customer relationships	144,950	118,471	26,479
Contract rights intangible	8,000	5,271	2,729
Covenants not to compete	3,690	3,054	636
Trademarks and tradenames	200	50	150
Other intangibles	8,383	8,383	—
Capitalized software development costs	16,414	13,183	3,231
Total	$294,292	$215,500	$78,792

Total amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Core/developed technology	$5,354	$4,170	$9,916	$9,840
Customer relationships	6,197	6,134	12,394	12,268
Contract rights intangible	679	517	1,367	1,033
Covenant not to compete	166	283	333	565
Trademarks and tradenames	10	10	20	20
Other intangibles	—	740	—	1,480
Capitalized software development costs	721	832	1,449	1,642
Total	$13,127	$12,686	$25,479	$26,848

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Fiscal Years:
Remainder of fiscal 2008	$15,665
2009	22,822
2010	9,847
2011	3,866
2012	1,671
2013 and thereafter	907
Total	$54,778

Note 6.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	April 30, 2008	October 31, 2007
	(in thousands)
Accounts payable	$8,506	$11,611
Payroll and related benefits	130,383	192,773
Acquisition related costs	2,463	3,221
Other accrued liabilities	35,394	38,604
Total	$176,746	$246,209

Note 7.  Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries.  The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of April 30, 2008, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of tax:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$39,387	$41,265	$85,832	$64,622
Change in unrealized (losses) gains on investments, net of tax of $1,275 and $598 for three and six months ended April 30, 2008, respectively, and of ($111) and ($49) for each of the same periods in fiscal 2007, respectively	(1,932)	165	(906)	73
Deferred gains on cash flow hedges, net of tax of ($758) and ($1,537), for three and six months ended April 30, 2008, respectively, and of ($37) and ($507) for each of the same periods in fiscal 2007, respectively	3,854	1,648	5,958	2,483
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of $921 and $1,109, for three and six months ended April 30, 2008, respectively, and of ($64) and ($165) for each of the same periods in fiscal 2007, respectively	(3,010)	118	(4,110)	295
Foreign currency translation adjustment	943	3,286	(1,431)	3,800
Total	$39,242	$46,482	$85,343	$71,273

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Numerator:
Net income	$39,387	$41,265	$85,832	$64,622

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Denominator:
Weighted-average common shares for basic net income per share	141,844	144,370	143,926	143,527
Dilutive effect of common share equivalents from equity-based compensation	3,427	5,413	3,875	5,255
Weighted-average common shares for diluted net income per share	145,271	149,783	147,801	148,782

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net income per share:
Basic	$0.28	$0.29	$0.60	$0.45
Diluted	$0.27	$0.28	$0.58	$0.43

Diluted net income per share excludes 13.0 million and 6.3 million of anti-dilutive stock options and unvested restricted stock units and awards for the three months ended April 30, 2008 and 2007, respectively; and 9.8 million and 8.9 million of anti-dilutive options and unvested restricted stock units and awards for the six months ended April 30, 2008 and 2007, respectively. While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 10.  Segment Disclosure

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.

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

Revenues related to operations in the United States and other geographic areas were:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Revenue:
United States	$160,330	$147,839	$321,040	$295,801
Europe	48,750	45,121	98,045	93,281
Japan	60,052	46,027	112,525	96,590
Asia-Pacific and other	55,421	53,941	108,408	107,466
Consolidated	$324,553	$292,928	$640,018	$593,138

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three and six months ended April 30, 2008 and 2007.

Note 11.  Other Income, net

The following table presents the components of other income, net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Interest income, net	$5,103	$5,897	$11,953	$10,806
(Loss) gain on assets related to deferred compensation plan	(5,010)	1,306	(5,503)	4,634
Other (1)	58	12,465	31	12,162
Total	$151	$19,668	$6,481	$27,602

(1)          Includes a litigation settlement of $12.5 million in the three and six months ended April 30, 2007.

Note 12.   Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(dollars in thousands)

Income before income taxes	$50,088	$57,016	$110,257	$84,772
Provision for income tax	$10,701	$15,751	$24,425	$20,150
Effective tax rate	21%	28%	22%	24%

The Company’s effective tax rate for the three and six months ended April 30, 2008 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits, partially offset by state taxes and non-deductible share-based compensation recorded under SFAS 123(R). The effective tax rate decreased in the three months and six months ended April 30, 2008, as compared to the same periods in fiscal 2007, primarily due to a favorable change in Irish tax law as well as a state tax audit settlement in the second quarter of 2008.

Adoption of FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  In May 2007, the FASB issued Staff Position No. FIN 48-1 (FSP FIN 48-1), Definition of Settlement in FASB Interpretation No. 48, which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied.

The Company adopted FIN 48 and FSP FIN 48-1 in the first quarter of fiscal 2008 and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $5.0 million, with a corresponding increase to beginning retained earnings.  The Company also recognized an additional decrease in the liability for unrecognized tax benefits related to employee stock options of $9.7 million of which $7.7 million increased beginning paid-in capital with the remaining $2.0 million off-setting existing deferred tax assets.  The total liability for gross unrecognized tax benefits was $207.3 million on November 1, 2007.  Approximately $124.7 million of the consolidated worldwide liability for unrecognized tax benefits would affect the Company’s effective tax rate if recognized upon resolution of the uncertain tax positions.  The liability for unrecognized tax benefits decreased approximately $7.0 million during the three months ended April 30, 2008.

Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense in the unaudited condensed consolidated statements of operations.  As of November 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $10.3 million. The accrued interest and penalties decreased by approximately $3 million during the three months ended April 30, 2008.  Prior to fiscal 2008, the estimated liability for unrecognized tax benefits was presented as a current liability.  FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether it is expected payment will be made within the next 12 months.  Amounts expected to be paid within the next 12 months are classified as current liabilities and all other amounts are classified as non-current liabilities or offset against a directly related deferred tax asset or income tax receivable.  In addition, the Company has historically recorded state, local and interest liabilities net of the estimated benefit which is expected to be received from deducting such payments on future tax returns (i.e., on a “net” basis).  FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis).

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

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process.  This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities.  The Company believes that before the end of fiscal 2008, it is reasonably possible that its tentative settlement with the Internal Revenue Service (IRS) for its fiscal year 2000 and 2001 tax returns could become final, and that the statute of limitations on certain state and foreign income and withholding taxes will expire.  Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $50 million.

IRS Examinations

On June 8, 2005, the Company received a Revenue Agent’s Report in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly owned foreign subsidiary. The Company strongly believes the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company thus has meritorious defenses to this proposed IRS adjustment.

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, the Company reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, and may take several months, but the Company believes that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then the Company has already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while the Company believes it is still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

In the third quarter of 2006, the IRS started an examination of the Company’s federal income tax returns for the years 2002 through 2004. As of April 30, 2008, no final adjustments have been proposed as a result of this audit which would require an adjustment to the tax provision.

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

Note 14.   Effect of New Accounting Pronouncements

 In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  SFAS 161 requires companies with derivative instruments to disclose information on how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact that SFAS 161 may have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 will identify the source or hierarchy for selecting accounting principles used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles by nongovernmental entities. SFAS 162 is effective for financial statements issued for fiscal years beginning after December 15, 2008.

With the exception of the discussion above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, that are of significance or potential significance to us.

Note 15.   Subsequent Events

On May 15, 2008, the Company completed its acquisition of Synplicity, Inc., a Sunnyvale-based company providing field programmable gate array (FPGA) and IC design and verification solutions to communications, military/aerospace, semiconductor, consumer, computer and other electronic applications companies.  In addition, the Company will gain a differentiated hardware-based rapid prototyping portfolio that complements its virtual prototyping business.  Under the terms of the agreement, the Company paid $8.00 per share for all outstanding shares of Synplicity common stock in an all cash transaction for $223.3 million and assumed approximately 1.6 million outstanding employee options and restricted stock units.

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

Our customers are increasingly focused on reducing their overall cost of product design, development and manufacturing.   This has affected us in a number of ways.  First, some customers have reduced their EDA expenditures by decreasing their level of EDA tool purchases, using older generations of EDA products or by not renewing maintenance services. Second, some customers are consolidating their EDA purchases with fewer suppliers in order to lower their overall cost of ownership while at the same time meeting new technology challenges. Third, customers are now demanding a broader portfolio of solutions, support and services. Fourth, customers bargain more intensely on all aspects of the contractual arrangement, including pricing, payment terms, post-sale support, remix rights and other terms, which have affected revenues industry-wide.

As a result of customers seeking to conserve cash, we shifted our business model in the fourth quarter of 2004 to allow a substantial majority of our customers to pay for licenses over a period of time, rather than upfront at the time of initial purchase.  We also permitted customers to buy pools of technology to address a broad spectrum of their design needs rather than individual point tools, we bundled maintenance with the licenses, and in some cases, enabled customers to access future products.  Arrangements with technology pools, extended payment terms, and rights to unspecified future products generate recurring revenue over a period of time, generally three years, rather than non-recurring upfront license revenue.  Accordingly, most of the revenue we recognize in any particular quarter results from our selling efforts in each of the prior periods during the last three or so years.  This business model reduces our dependence on license arrangements that generate non-recurring upfront license revenue in a particular period and provides us with the ability to resist typical software industry quarter-end pressures and decline business with terms, including pricing terms, that may be less favorable to us.  We continue to target achieving greater than 90% of our license revenue as recurring revenue, which we refer to in our financial statements as time-based license revenue.

Financial Performance for the Three Months Ended April 30, 2008

•                                       Total revenue of $324.6 million increased 11% from $292.9 million in the second quarter of fiscal 2007, primarily attributable to bookings of Technology Subscription Licenses (TSLs) in prior periods which increase time-based revenue recognized in later periods.

•                                       Time-based license revenue of $278.2 million increased 14% from $243.1 million in the second quarter of fiscal 2007, primarily attributable to bookings of TSLs in prior periods which increase time-based revenue recognized in later periods.

•                                       Upfront license revenue of $12.2 million decreased 16% from $14.6 million in the second quarter of fiscal 2007, primarily reflecting fluctuations in customer license type requirements for licenses generating upfront revenue.

•                                       We derived approximately 96% of our software license revenue from licenses generating time-based revenues, and 4% from licenses generating upfront revenue in the second quarter of fiscal 2008. This reflects our adherence to our business model.

•                                       Maintenance revenue of $15.7 million decreased 10% from $17.5 million in the second quarter of fiscal 2007, primarily attributable to more TSLs for which maintenance is bundled and not charged separately. The decline is also attributable, to a lesser extent, to the non-renewal of maintenance by some of our existing perpetual license customers. Professional service and other revenue of $18.4 million increased 4% from $17.7 million in the second quarter of fiscal 2007, primarily due to the timing and acceptance of services performed under ongoing contracts and continued full utilization of our services capacity.

•                                       Net income was $39.4 million compared to $41.3 million in the second quarter of fiscal 2007. The decrease in net income is primarily due to a non-recurring gain from a litigation settlement and sale of land in the second quarter of fiscal 2007, and the timing of certain expenses in fiscal 2008, including an increase in headcount to support our business, offset by revenue growth.

•                                       We repurchased approximately 3.8 million shares of our common stock at an average price of $23.06 per share for a total of approximately $87.2 million.

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

We describe our revenue recognition and income taxes policies below because these require us to make frequent assumptions, judgments, and estimates. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed with the SEC on December 21, 2007.

Revenue Recognition.    We recognize revenue from software licenses and related maintenance and service revenue. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.

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

In addition, we recognize revenue from maintenance fees associated with term and perpetual licenses ratably over the maintenance period to the extent cash has been received and recognize revenue from professional service and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the statement of operations.

Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately.

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

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $293 million that are recorded on our balance sheet will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) and FASB Staff Position No. 48-1 (FSP FIN 48-1) in the first quarter of fiscal 2008.  The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109.  The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. In May 2007, the FASB issued FSP FIN 48-1 which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied.

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

We have capital loss carryforwards of approximately $17.8 million resulting in a $7.1 million deferred tax asset which will expire in fiscal years 2010 through 2013 if not utilized to offset capital gain net income.  Federal capital losses can only be carried forward five years.  We have provided a valuation allowance on the tax benefit of such losses to the extent they are not expected to be used to offset capital gain net income.

We have not provided taxes for undistributed earnings of our foreign subsidiaries (except for certain acquired subsidiaries that we plan to liquidate or dissolve) because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide for taxes on such excess amount.

In addition, the calculation of tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for potential additional taxes. If we ultimately determine that payment of these amounts is unnecessary, we would reverse the liability and recognize the tax benefit in the period in which we determine that the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, we would record an additional charge to earnings. See Part II, Item 1 Legal Proceedings, Part II, Item 1A. Risk Factors — We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income.  An adverse outcome could have a material effect on our results of operations and financial condition, below, and Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of a Revenue Agent’s Report from the Internal Revenue Service (IRS) we received in June 2005 asserting a very large net increase to our U.S. tax arising from the audit of fiscal years 2000 and 2001.

Results of Operations

Every seven years we have one extra week in our fiscal year that occurs in our first quarter.  The first three months of fiscal 2007 contained that extra week and accordingly this year’s first three months did not include the additional week. The extra week in the first quarter of fiscal 2007 attributed to approximately $18.7 million of additional revenues related primarily to time-based licenses and approximately $17.2 millon of additional expenses as discussed in cost of revenue and operating expenses below.

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

Total Revenue

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$324.6	$292.9	$31.7	11%
Six months ended	$640.0	$593.1	$46.9	8%

Time-Based License Revenue

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$278.2	$243.1	$35.1	14%
Percentage of total revenue	86%	83%
Six months ended	$546.1	$494.7	$51.4	10%
Percentage of total revenue	85%	83%

The increase in total revenue and time-based license revenue for the three and six months ended April 30, 2008 compared to the same periods of fiscal 2007 was primarily due to prior period bookings leading to increased current period time-based license revenue.  For the six months ended April 30, 2008, the increase in time-based license revenue was partially offset by the first quarter of fiscal 2008 having one less week of revenues of approximately $17.2 million compared to the same period in fiscal 2007.

Upfront License Revenue

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$12.2	$14.6	$(2.4)	(16)%
Percentage of total revenue	4%	5%
Six months ended	$24.7	$28.1	$(3.4)	(12)%
Percentage of total revenue	4%	5%

The upfront license revenue decreased in the three and six months ended April 30, 2008 compared with the same periods of fiscal 2007 reflecting normal fluctuations in customer license requirements which can drive the amount of upfront orders in a particular quarter.

Maintenance and Services Revenue

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Maintenance revenue	$15.7	$17.5	$(1.8)	(10)%
Professional services and other revenue	18.4	17.7	0.7	4%
Total maintenance and services revenue	$34.1	$35.2	$(1.1)	(3)%
Percentage of total revenue	11%	12%
Six months ended
Maintenance revenue	$32.1	$37.8	$(5.7)	(15)%
Professional services and other revenue	37.1	32.5	4.6	14%
Total maintenance and services revenue	$69.2	$70.3	$(1.1)	(2)%
Percentage of total revenue	11%	12%

Our maintenance revenue in the three and six months ended April 30, 2008 compared with the same periods in fiscal 2007 has declined primarily due to (1) our completed shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue,  (2)  the first quarter of fiscal 2008 having one less week of revenues for approximately $1.5 million compared to the same period in fiscal 2007, and (3) non-renewal of maintenance by certain customers on perpetual or other upfront licenses. Some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, adversely affecting future maintenance revenue.

Professional services and other revenue increased in the three and six months ended April 30, 2008 compared to the same periods in fiscal 2007 due principally to timing of customer acceptance of services performed under ongoing contracts.

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

Cost of Revenue

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Cost of license revenue	$41.7	$34.7	$7.0	20%
Cost of maintenance and service revenue	16.2	15.5	0.7	5%
Amortization of intangible assets	5.8	5.2	0.6	12%
Total	$63.7	$55.4	$8.3	15%
Percentage of total revenue	20%	19%
Six months ended
Cost of license revenue	$82.1	$70.2	$11.9	17%
Cost of maintenance and service revenue	32.1	31.7	0.4	1%
Amortization of intangible assets	10.8	11.9	(1.1)	(9)%
Total	$125.0	$113.8	$11.2	10%
Percentage of total revenue	20%	19%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue, and amortization of intangible assets. Expenses directly associated with providing consulting and training are allocated between cost of license revenue and cost of maintenance and service revenue based on license and service revenue reported.

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

Amortization of intangible assets.  Amortization of intangible assets, which is amortized to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, tradenames, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years.

The increase in cost of revenue for the three months ended April 30, 2008 compared with the same period in fiscal 2007, is primarily due to (1) an increase of $6.2 million in personnel related costs as a result of head count increases to support our revenue growth, and (2) an increase of $1.5 million in functionally allocated expenses.

The increase in cost of revenue for the six months ended April 30, 2008 was primarily due to (1) an increase of $12.3 million in personnel related costs as a result of headcount increases, and (2) an increase of $3.3 million in functionally allocated expenses compared to the same period in fiscal 2007.  The increase was partially offset by one less week of costs of approximately $3.6 million in the first quarter of fiscal 2008 compared with the same period in fiscal 2007.

Operating Expenses

Research and Development

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$95.3	$92.0	$3.3	4%
Percentage of total revenue	29%	31%
Six months ended	$187.8	$187.8	$—	—%
Percentage of total revenue	29%	32%

For the three months ended April 30, 2008, the increase was primarily due to an increase of $2.9 million in personnel related costs and $1.7 million in functionally allocated expenses compared to the same period in fiscal 2007.  The increase in personnel related costs was partially offset by the absence of a $1.6 million earnout/retention bonus in fiscal 2008 related to a prior acquisition.  This earnout/retention bonus was fully achieved by the end of fiscal 2007.

For the six months ended April 30, 2008, research and development costs in absolute dollars were flat compared with the same period in fiscal 2007. Excluding the one extra week of expenses incurred in the first six months of fiscal 2007, research and development costs increased by approximately $6.6 million.  The increase was primarily due to an increase of $6.2 million in employee personnel related costs as a result of headcount increases partially offset by the absence of a $3.1 million earnout/retention bonus related to the prior year acquisition mentioned above, as well as an increase of $3.3 million in functionally allocated expenses compared to the same period in fiscal 2007.

Sales and Marketing

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$82.9	$79.0	$3.9	5%
Percentage of total revenue	26%	27%
Six months ended	$160.3	$168.8	$(8.5)	(5)%
Percentage of total revenue	25%	28%

For the three months ended April 30, 2008, the increase was primarily due to an increase of $4.2 million in variable compensation as a result of higher shipments compared to the same period in fiscal 2007.  The increase was partially offset by the decrease in other miscellaneous marketing expenses.

For the six months ended April 30, 2008, the decrease was primarily due to (1)  a decrease of $3.5 million in sales and marketing personnel related costs as a result of headcount reductions, and (2) one less week of expenses of approximately $5.4 million in the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

General and Administrative

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$26.2	$22.6	$3.6	16%
Percentage of total revenue	8%	8%
Six months ended	$50.0	$52.2	$(2.2)	(4)%
Percentage of total revenue	8%	9%

For the three months ended April 30, 2008, the increase was primarily due to a gain of $4.3 million net of related expenses for a land sale completed during the same period in fiscal 2007 and recorded in this line.

For the six months ended April 30, 2008, the decrease was primarily due to a decrease of $7.1 million in legal expenses primarily related to litigation and one less week of expenses of approximately $1.5 million in the first quarter of fiscal 2008 compared to the same period in fiscal 2007.  The decrease was offset by (1) $1.2 million increase in other professional services such as tax and audit matters, (2) an increase in communication expenses of $2.3 million and (3) $4.3 million gain, net of related expenses for a land sale completed during the same period in fiscal 2007 and recorded in this line.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, tradenames, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three months ended April 30, 2008.  Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$5.8	$5.2	$0.6	12%
Included in operating expenses	6.6	6.6	—	—%
Total	$12.4	$11.8	$0.6	5%
Percentage of total revenue	4%	4%
Six months ended
Included in cost of revenue	$10.8	$11.9	$(1.1)	(9)%
Included in operating expenses	13.2	13.3	(0.1)	(1)%
Total	$24.0	$25.2	$(1.2)	(5)%
Percentage of total revenue	4%	4%

For the six months ended April 30, 2008, the decrease was due to certain intangible assets acquired in prior years being fully amortized.  See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income, net

	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Interest income, net	$5.1	$5.9	$(0.8)	(14)%
(Loss) gain on assets related to executive deferred compensation plan	(5.0)	1.3	(6.3)	(485)%
Other	0.1	12.5	(12.4)	(99)%
Total	$0.2	$19.7	$(19.5)	(99)%
Six months ended
Interest income, net	$12.0	$10.8	$1.2	11%
(Loss) gain on assets related to executive deferred compensation plan	(5.5)	4.6	(10.1)	(220)%
Other	—	12.2	(12.2)	(100)%
Total	$6.5	$27.6	$(21.1)	(76)%

Other income, net decreased $19.5 million and $21.1 million, respectively, in the three and six months ended April 30, 2008, compared to the same periods in fiscal 2007 primarily due to a $12.5 million litigation settlement payment from Magma Design Automation, Inc. and the fair market value fluctuations of investments in our deferred compensation plan.

Income Tax Rate

Effective Tax Rate

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(dollars in millions)

Income before income taxes	$50.1	$57.0	$110.3	$84.8
Provision for income tax	$10.7	$15.8	$24.4	$20.2
Effective tax rate	21%	28%	22%	24%

Our effective tax rate for the three and six months ended April 30, 2008 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits, partially offset by state taxes and non-deductible share-based compensation recorded under SFAS 123(R). The effective tax rate decreased in the three months and six months ended April 30, 2008, as compared to the same periods in fiscal 2007, primarily due to a favorable change in Irish tax law as well as a state tax audit settlement in the second quarter of 2008.

Adoption of FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). The interpretation contains a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  In May 2007, the FASB issued FSP FIN 48-1, which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied.

We adopted FIN 48 and FSP FIN 48-1 in the first quarter of fiscal 2008 and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $5.0 million, with a corresponding increase to beginning retained earnings.  We also recognized an additional decrease in the liability for unrecognized tax benefits related to employee stock options of $9.7 million of which $7.7 million increased beginning paid-in capital with the remaining $2.0 million off-setting existing deferred tax assets.  The total liability for gross unrecognized tax benefits was $207.3 million on November 1, 2007.  Approximately $124.7 million of the consolidated worldwide liability for unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.  The liability for unrecognized tax benefits decreased approximately $7.0 million during the three months ended April 30, 2008.

Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized as a component of income tax expense in the unaudited condensed consolidated statements of operations.  As of November 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $10.3 million. The accrued interest and penalties decreased by approximately $3 million during the three months ended April 30, 2008, due to a state tax audit settlement. Prior to fiscal 2008, we presented our estimated liability for unrecognized tax benefits as a current liability.  FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether it is expected payment will be made within the next 12 months.  Amounts expected to be paid within the next 12 months are classified as current liabilities and all other amounts are classified as non-current liabilities or offset against a directly related deferred tax asset or income tax receivable.  In addition, we have historically recorded state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a

“net” basis).  FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis).

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

The timing of the resolution of income tax examinations is highly uncertain as to the amounts and timing of various tax payments as part of the settlement process.  This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities.  We believe that before the end of fiscal 2008, it is reasonably possible that our tentative settlement with the IRS for our fiscal year 2000 and 2001 tax returns could become final, and that the statute of limitations on certain state and foreign income and withholding taxes will expire.  Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $50 million.

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

In December 2007, we reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which may take several more months, but we believe that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then we have already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while we believe we are still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

The IRS is currently examining our federal income tax returns for the years 2002 through 2004. As of April 30, 2008, no final adjustments have been proposed as a result of this audit which would require an adjustment to the tax provision.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2008.

Cash and Cash Equivalents and Short-Term Investments

	April 30, 2008	October 31, 2007	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$574.9	$579.3	$(4.4)	(1)%
Short-term investments	242.6	405.1	(162.5)	(40)%
Total	$817.5	$984.4	$(166.9)	(17)%

During the six months ended April 30, 2008, our primary sources and uses of cash consisted of (1) cash used in operating activities of $16.1 million, (2) proceeds from issuance of common stock to employees of $36.9 million, (3) proceeds from sales and maturities of short-term investments of $419.2 million, (4) repurchases of common stock of $170.1 million, (5) purchases of investments of $260.4 million, and (6) purchases of plant and equipment of $19.5 million.

Cash Flows

	Six Months Ended
	April 30,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Cash (used in) provided by operations	$(16.1)	$144.2	$(160.3)	(111)%
Cash provided (used in) by investing activities	$138.0	$(65.2)	$203.2	312%
Cash (used in) provided by financing activities	$(134.6)	$48.8	$(183.4)	(376)%

Cash (used in) provided by operating activities.  Cash used in or provided by operations is dependent primarily upon the payment terms of our license agreements. To be classified as upfront revenue, we require that 75% of a term or perpetual license fee be paid within the first year. Conversely, payment terms for TSLs are generally extended and the license fee is typically paid either quarterly or annually in even increments over the term of the license. Accordingly, we generally receive cash from upfront license revenue much sooner than from time-based license revenue.

Cash used in operating activities is a result of a decrease in deferred revenue due to the timing of billings and cash payment from certain customers compared to the same period in fiscal 2007, delivering lower cash inflows during fiscal 2008.

Cash provided by (used in) investing activities.  The increase in cash provided by investing activities relates to the sale of marketable securities in anticipation of our May 15, 2008 acquisition of Synplicity, Inc. offset by our capital expenditures to support our information technology infrastructure.

Cash (used in) provided by financing activities.  The increase in cash used primarily relates to larger common stock repurchases under our stock repurchase program and a lower number of employee option exercises compared to the same period in fiscal 2007. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, Hungary and Japan. As of April 30, 2008, we held an aggregate of $511.8 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $305.7 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

April 30, 2008	October 31, 2007	Dollar Change	% Change
	(dollars in millions)
$172.0	$123.9	$48.1	39%

Our accounts receivable and Days Sales Outstanding (“DSO”) are primarily driven by our billing and collections activities. Our DSO was 48 days at April 30, 2008 and 36 days at October 31, 2007.  The increase in DSO, along with an increase in accounts receivable balance, primarily relates to increased billings that occurred late in the second quarter with subsequent period payment terms.

Net Working Capital.  Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of April 30, 2008, our net working capital was $507.8 million, compared to $296.5 million as of October 31, 2007. The increase of $211.3 million was primarily due to (1) an increase in accounts receivable of $48.1 million; (2) a reclassification from income taxes payable of $197.3 million to long-term income tax payable upon adoption of FIN 48; (3) a decrease of $69.5 million in accounts payable and accrued liabilities, and (4) a decrease in deferred revenue of $55.2 million. This increase was partially offset by a decrease in cash, cash equivalents and short-term investments of $166.9 million.

Other Commitments—Revolving Credit Facility.  On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of April 30, 2008, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Other

Our cash equivalent and short-term investment portfolio as of April 30, 2008 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer.   As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns.  As of April 30, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was less than 1% of total cash, cash equivalents and short-term investments, which we do not consider to be material. As of April 30, 2008, we had no impairment charge associated with our short-term investment portfolio.  While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

On May 15, 2008, we completed our acquisition of Synplicity, Inc. and paid $8.00 per Synplicity share in an all cash transaction for $223.3 million.  See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.   As of April 30, 2008 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2008, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b) Changes in Internal Controls.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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

On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, we reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which may take several months, but we believe that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then we have already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while we believe we are still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

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

We also believe that, over the long term, growth in EDA spending will continue to depend on growth in semiconductor R&D spending and continued growth in the overall semiconductor market. However, we cannot predict the timing or magnitude of growth in semiconductor revenues, R&D spending or spending on EDA products, nor whether we will benefit from any of these increases should they occur.  In addition, unfavorable general macroeconomic factors may also affect our customers and in turn our business, operating results and financial condition.

Competition in the EDA industry may have a material adverse effect on our business and financial results.

We compete with other EDA vendors that offer a broad range of products and services, primarily Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. and with other EDA vendors that offer products focused on one or more discrete phases of the IC design process.  We also compete with customers’ internally developed design tools and capabilities. If we fail to compete effectively, our business will be materially and adversely affected. We compete principally on technology leadership, product quality and features (including ease-of-use), time-to-results, post-sale support, interoperability with our own and other vendors’ products, price and payment terms.

Additional competitive challenges include the following:

•              Technology in the EDA industry evolves rapidly. Accordingly, we must correctly anticipate and lead critical developments, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products. If we fail to do so, our business will be materially and adversely affected.

•              We believe we are best served by offering products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance. We have invested significant resources into further development of our Galaxy Design Platform, integration of our Discovery Verification Platform and enhancement of its SystemVerilog and other advanced features and development of our Design for Manufacturing and IP portfolios. We can provide no assurance that our customers will find these tool and IP configurations more attractive than our competitors’ offerings or that our efforts to balance the interests of integration versus individual product performance will be successful.

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

•              Potential consolidation of competitors. If any of our competitors consolidate, they may be able to exert even greater competitive pressure by offering a more complete (larger) technology portfolio, a larger support and service capability, or lower prices.

•              Entry or expansion could occur. Despite the complexity of the EDA space, entry and expansion into the EDA space by new or existing companies can and does occur, and could make it more difficult to compete successfully.

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

For example, in June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses recognizing and measuring uncertain tax positions. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.   Synopsys adopted FIN 48 beginning in the first quarter of fiscal year 2008. Because the determination of whether a position is “more likely than not” is subject to ongoing changes in the interpretation in the tax law, based on published rulings, court cases and outcomes of various tax audits, we may be required to recognize or adjust a tax position in the period in which such changes occur. In addition, measurement of the amount of benefit which is more than 50% likely of being realized involves a great deal of judgment, and may change based on our experience and new or revised authority.

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income. An adverse outcome could have a material effect on our results of operations and financial condition.

On June 8, 2005, we received a Revenue Agent’s Report in which the Internal Revenue Service (IRS) proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily relates to transfer pricing transactions between Synopsys and a wholly-owned foreign subsidiary. We strongly believe the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we thus have meritorious defenses to this proposed IRS adjustment. On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Division of the IRS. In December 2007, we reached a tentative settlement with the Appeals Division that would resolve this dispute. The settlement is subject to further review and approval within the government, which may take several months, but we believe that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, then we have already adequately provided for this matter. Final resolution of this matter could take considerable time or may not be finally approved by the government, in which case, while we believe we are still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on our results of operations and financial condition.

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

Our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. In the third quarter of fiscal year 2006, the IRS started an examination of our federal income tax returns for the fiscal years 2002 through 2004. As of April 30, 2008, the examination is still in progress and no final adjustments have been proposed by the IRS which would require an adjustment to the tax provision. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in the audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit, there could be a material adverse effect on our income tax provision and net income in the period or periods for which that determination is made.

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

•              We may be required to implement a number of cost control measures in order to meet our externally-communicated financial targets, any of which could fail to result in the anticipated cost savings or could adversely affect our business.  For example, we have outsourced certain internal functions that may not realize expected cost savings.

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

During the first half of fiscal 2008 and full fiscal years of 2007 and 2006, we derived approximately 50%  of our revenue from outside the United States; in the future, we expect our overall orders and revenue targets will continue to depend on substantial contributions from customers outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any deterioration of foreign economies or foreign currency exchange rates would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

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

Our cash equivalent and short-term investment portfolio as of April 30, 2008 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer.   As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns.  As of April 30, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was less than 1% of total cash, cash equivalents and short-term investments, which we do not consider to be material. As of April 30, 2008, we had no impairment charge associated with our short-term investment portfolio.  However, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will not have other than temporary impairment.

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

In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal control over financial reporting and our auditors to render an opinion as to the effectiveness of our internal control over financial reporting in our annual reports. This effort has required, and will continue to require in the future, the commitment of significant financial and managerial resources. Any failure to complete a favorable assessment and obtain an unqualified opinion from our auditors could have a material adverse effect on our stock price.

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

We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. There is growing pressure on public companies from stockholders, who must approve any increases in our equity pool, generally to reduce our overhang or amount of outstanding and unexercised stock options. In addition, recent accounting rules that require us to recognize compensation expense in our results from operations for employee equity grants and our employee stock purchase plan have increased pressure to limit equity grants. These factors may make it more difficult for Synopsys to grant attractive equity-based packages in the future, which could adversely impact our ability to attract and retain key employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended April 30, 2008.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS
Month #1
February 3, 2008 through March 8, 2008	3,108,300	$23.0836	3,108,300	$275,158,513
Month #2
March 9, 2008 through April 5, 2008	672,200	$22.9652	672,200	$259,721,283
Month #3
April 6, 2008 through May 3, 2008	—	—	—	$259,721,283
Total	3,780,500	$23.0626	3,780,500	$259,721,283

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders at our Mountain View, California offices on April 21, 2008.  Three matters were submitted to, and approved by, stockholders, as set forth below.

1.      The stockholders elected nine directors to our Board of Directors, to hold office for a one-year term and until their successors are elected. The votes regarding this matter were as follows:

	Total Votes For Each Director	Total Votes Withheld From Each Director	Broker Non-Votes
Aart J. de Geus	125,450,916	2,058,524	0
Chi-Foon Chan	125,849,636	1,659,804	0
Alfred Castino	126,529,805	979,635	0
Bruce R. Chizen	126,527,975	981,465	0
Deborah A. Coleman	125,814,480	1,694,960	0
John Schwarz	126,145,043	1,364,397	0
Sasson Somekh	126,541,899	967,541	0
Roy Vallee	125,555,272	1,954,168	0
Steven C. Walske	125,790,494	1,718,946	0

2.      The stockholders approved an amendment to our Employee Stock Purchase Plan (including the international component we refer to as our International Employee Stock Purchase Plan) to increase the number of shares of common stock authorized for issuance under the plans by 4,000,000 shares.

For	Against	Abstain	Broker Non-Votes
109,338,912	4,749,994	71,680	13,348,854

3.    The stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2008. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
125,842,030	1,647,342	20,068	0

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.22	Employee Stock Purchase Plan, as amended. (3)

10.23	International Employee Stock Purchase Plan, as amended. (4)

10.49	Executive Incentive Plan (2008). (5)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference from the like described exhibit to Synopsys’ Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.
(2)	Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on December 10, 2007.
(3)	Incorporated by reference from Appendix B to Synopsys’ definitive proxy statement for the 2008 Annual Meeting of Stockholders filed with the Commission on March 4, 2008.
(4)	Incorporated by reference from Appendix C to Synopsys’ definitive proxy statement for the 2008 Annual Meeting of Stockholders filed with the Commission on March 4, 2008.
(5)	Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on February 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

By:	/s/ Brian M. Beattie
Brian M. Beattie
Chief Financial Officer
(Principal Financial Officer)

Date: June 10, 2008

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.22	Employee Stock Purchase Plan, as amended. (3)

10.23	International Employee Stock Purchase Plan, as amended. (4)

10.49	Executive Incentive Plan (2008). (5)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference from the like described exhibit to Synopsys’ Quarterly Report on Form 10-Q (Commission File No. 000-19807) for the quarterly period ended July 31, 2003.
(2)	Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on December 10, 2007.
(3)	Incorporated by reference from Appendix B to Synopsys’ definitive proxy statement for the 2008 Annual Meeting of Stockholders filed with the Commission on March 4, 2008.
(4)	Incorporated by reference from Appendix C to Synopsys’ definitive proxy statement for the 2008 Annual Meeting of Stockholders filed with the Commission on March 4, 2008.
(5)	Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on February 1, 2008.