Form 10-Q
period 2008-07-31
SYNOPSYS INC
filed 2008-09-09
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

144,092,022 shares of Common Stock outstanding as of September 5, 2008

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JULY 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	July 31, 2008	October 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$545,489	$579,327
Short-term investments	331,598	405,126
Total cash, cash equivalents and short-term investments	877,087	984,453
Accounts receivable, net	143,613	123,900
Deferred income taxes	121,424	123,165
Income taxes receivable	51,233	42,525
Prepaid expenses and other current assets	60,814	53,496
Total current assets	1,254,171	1,327,539
Property and equipment, net	130,511	131,866
Goodwill	896,574	767,087
Intangible assets, net	123,972	78,792
Long-term deferred income taxes	151,077	216,642
Other assets	102,552	95,411
Total assets	$2,658,857	$2,617,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$240,676	$246,209
Accrued income taxes	1,896	207,572
Deferred revenue	603,525	577,295
Total current liabilities	846,097	1,031,076

Deferred compensation and other liabilities	105,513	84,648
Long-term accrued income taxes	123,236	—
Long-term deferred revenue	53,607	65,220
Total liabilities	1,128,453	1,180,944
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 142,844 and 146,365 shares outstanding, respectively	1,428	1,464
Capital in excess of par value	1,457,282	1,401,965
Retained earnings	395,378	263,977
Treasury stock, at cost: 14,423 and 10,867 shares, respectively	(323,885)	(234,918)
Accumulated other comprehensive income	201	3,905
Total stockholders’ equity	1,530,404	1,436,393
Total liabilities and stockholders’ equity	$2,658,857	$2,617,337

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
Revenue:
Time-based license	$289,250	$251,389	$835,330	$746,091
Upfront license	20,558	18,981	45,293	47,108
Maintenance and service	34,320	33,728	103,523	104,037
Total revenue	344,128	304,098	984,146	897,236
Cost of revenue:
License	44,654	37,092	126,761	107,269
Maintenance and service	16,110	15,763	48,156	47,459
Amortization of intangible assets	6,262	5,536	17,111	17,455
Total cost of revenue	67,026	58,391	192,028	172,183
Gross margin	277,102	245,707	792,118	725,053
Operating expenses:
Research and development	104,394	94,365	292,183	282,205
Sales and marketing	86,816	95,417	247,073	264,237
General and administrative	26,512	24,177	76,524	76,405
In-process research and development	4,800	2,100	4,800	2,100
Amortization of intangible assets	4,548	6,650	17,730	19,938
Total operating expenses	227,070	222,709	638,310	644,885
Operating income	50,032	22,998	153,808	80,168
Other income, net	2,947	10,829	9,428	38,431
Income before income taxes	52,979	33,827	163,236	118,599
(Benefit) provision for income taxes	(4,770)	8,972	19,655	29,122
Net income	$57,749	$24,855	$143,581	$89,477

Net income per share:
Basic	$0.41	$0.17	$1.00	$0.62
Diluted	$0.39	$0.17	$0.97	$0.60

Shares used in computing per share amounts:
Basic	142,536	143,820	143,450	143,626
Diluted	147,486	149,709	147,760	149,283

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,581	$89,477
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	73,535	77,844
Share-based compensation	50,807	46,674
In-process research and development	4,800	2,100
Deferred income taxes	18,852	14,966
Provision for doubtful accounts	429	(330)
Net change in deferred gains and losses on cash flow hedges	5,169	1,661
Gain on sale of land	—	(4,284)
Gain on sale of short and long-term investments	(1,347)	8
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(8,761)	(80,511)
Prepaid expenses and other current assets	(11,277)	(11,555)
Other assets	458	317
Accounts payable and accrued liabilities	(26,767)	(8,255)
Accrued income taxes	(33,974)	(3,313)
Deferred revenue	2,626	135,279
Deferred compensation and other liabilities	(2,928)	254
Net cash provided by operating activities	215,203	260,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions and intangible assets, net of cash acquired	(181,018)	(34,120)
Proceeds from sales and maturities of short-term investments	512,797	209,167
Purchases of short-term investments	(436,144)	(328,419)
Purchases of long-term investments	(7,694)	(4,620)
Proceeds from sales of long-term investments	77	—
Purchase of property and equipment	(26,500)	(36,429)
Proceeds from sale of land	—	26,298
Capitalization of software development costs	(2,114)	(2,106)
Net cash used in investing activities	(140,596)	(170,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease obligations	(1,453)	—
Issuances of common stock	56,600	151,653
Purchases of common stock	(170,052)	(140,789)
Net cash (used in) provided by financing activities	(114,905)	10,864
Effect of exchange rate changes on cash and cash equivalents	6,460	4,128
Net (decrease) increase in cash and cash equivalents	(33,838)	105,095
Cash and cash equivalents, beginning of period	579,327	330,759
Cash and cash equivalents, end of period	$545,489	$435,854

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business

Synopsys, Inc. (Synopsys or the Company) is a world leader in electronic design automation (EDA), supplying the global electronics market with software, intellectual property (IP) and services used in semiconductor design and manufacturing. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing related products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides IP, system-level solutions and design services to simplify the design process and accelerate time-to-market for our customers, and software and services that help customers prepare and optimize their designs for manufacturing.

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

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position. There have been no significant changes in accounting policies since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007, other than the impact of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) which is disclosed in Note 13 Taxes.

Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year End.  The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s third fiscal quarters ended on August 2, 2008 and August 4, 2007, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end. Fiscal 2008 is a 52-week fiscal year and as a result, the three and nine months ended July 31, 2008 had 13 weeks and 39 weeks, respectively.  Fiscal 2007 was a 53-week year and the three and nine months ended July 31, 2007 had 13 weeks and 40 weeks, respectively.

Note 3.  Share-based Compensation

Accounting for Share-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and awards under the employee stock purchase plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, (SFAS 123 (R)). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and the employee stock purchase plans (ESPP) is estimated by a combination of implied volatility for publicly traded options of the Company’s stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards is based on historical experience.

The assumptions used to estimate the fair value of stock options granted and employee stock purchase rights granted under the Company’s stock option plans and ESPP for the three and nine months ended July 31, 2008 and 2007 are as follows:

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
Options
Volatility	29.21% - 32.78%	30.04% - 31.06%	29.21% - 34.61%	30.04% - 32.11%
Expected term (years)	3.7 - 4.5	4.3	3.7 - 4.5	4.3
Risk-free interest rate	2.87% - 3.33%	4.47% - 5.00%	2.40% - 3.55%	4.35% - 5.00%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$7.41	$8.74	$8.04	$8.58

ESPP
Volatility	19.61% - 32.06%	19.61% - 44.85%	19.61% - 32.06%	19.61% - 44.85%
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.62% - 5.09%	3.58% - 5.09%	1.62% - 5.09%	3.58% - 5.09%
Expected dividend yield	0%	0%	0%	0%
Weighted average grant date fair value	$5.33	$6.43	$6.29	$6.43

The Company also granted restricted stock units as part of the Company’s new hire and annual incentive compensation program starting in fiscal 2007. Restricted stock units are valued based on the closing price of the Company’s common stock on the grant date.  In general, restricted stock units vest over three to four years and are subject to the employees’ continuing service to the Company.  During the three and nine months ended July 31, 2008, the weighted average grant date fair values were $25.39 and $25.90 per share, respectively.  During the three and nine months ended July 31, 2007, the weighted average grant date fair values were $26.73 and $26.85 per share, respectively.

As of July 31, 2008, there was $81.0 million of unamortized expense related to options and restricted share awards which is expected to be amortized over a weighted-average period of approximately 3.4 years. The intrinsic values of options exercised during the three and nine months ended July 31, 2008 were $7.9 million and $16.7 million, respectively. The intrinsic values of options exercised during the three and nine months ended July 31, 2007 were $9.2 million and $56.8 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statement of operations for these share-based compensation arrangements was as follows:

	Three Months Ended July 31,		Nine months Ended July 31,
(in thousands)	2008	2007	2008	2007
Cost of license	$2,104	$1,916	$5,728	$5,388
Cost of maintenance and service	788	701	2,940	2,054
Research and development expense	7,368	6,334	21,231	16,936
Sales and marketing expense	4,175	3,978	12,226	13,289
General and administrative expense	2,886	3,181	8,682	9,007
Share-based compensation expense before taxes	17,321	16,110	50,807	46,674
Income tax benefit	(4,046)	(3,671)	(11,868)	(10,637)
Share-based compensation expense after taxes	$13,275	$12,439	$38,939	$36,037

Note 4.  Stock Repurchase Program

The Company is authorized to purchase up to $500.0 million of its common stock under a stock repurchase program originally established by the Company’s Board of Directors (the Board) in December 2004.  The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash.  Repurchases are transacted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (Exchange Act) through open market purchases, plans executed under Rule 10b5-1(c) under the Exchange Act and structured transactions.

During the nine months ended July 31, 2008, the Company purchased 7.2 million shares at an average price of $23.64 per share, respectively.  There were no stock repurchases for the three months ended July 31, 2008. During the three and nine months ended July 31, 2007, the Company purchased 2.2 million shares at an average price of $27.05 per share, and 5.3 million shares at an average price of $26.70 per share, respectively. The aggregate purchase prices were $170.1 million and $140.8 million in the nine months ended July 31, 2008 and 2007, respectively. During the three and nine months ended July 31, 2008, approximately 1.1 million and 3.6 million shares were reissued, respectively, for employee share-based compensation requirements. During the three and nine months ended July 31, 2007, approximately 1.1 million and 8.3 million shares were reissued, respectively, for employee share-based compensation requirements. On March 22, 2007, the Board replenished the stock repurchase program to $500.0 million. As of July 31, 2008, $259.7 million remained available for further purchases under the program.

Note 5.          Business Combinations

On May 15, 2008, the Company acquired all outstanding shares of Synplicity, Inc. (Synplicity).  Synplicity was a leading supplier of innovative field programmable gate array (FPGA) and IC design and verification solutions that served a wide range of communications, military/aerospace, semiconductor, consumer, computer, and other electronic applications markets. The Company believes the acquisition will expand its technology portfolio, channel reach and total addressable market by adding complementary products and expertise for FPGA solutions and rapid ASIC prototyping.

Purchase Price.  Synopsys paid $8.00 per share for all outstanding shares including certain vested options of Synplicity for an aggregate cash payment of $223.3 million. Additionally, Synopsys assumed certain employee stock options and restricted stock units, collectively called “stock awards.” The total purchase consideration consisted of:

(in thousands)
Cash paid, net of cash acquired	$180,618
Fair value of assumed vested or earned stock awards	4,169
Acquisition-related costs	8,865
Total purchase price consideration	$193,652

Estimated acquisition related costs of $8.9 million consist primarily of professional services, severance and employee related costs and facilities closure costs.

Fair Value of Stock Awards Assumed.  An aggregate of 4.7 million shares of Synplicity stock options and restricted stock units were exchanged for Synopsys stock options and restricted stock units at an exchange ratio of 0.3392 per share. The fair value of stock options assumed was determined using a Black-Scholes valuation model. The fair value of stock awards vested or earned of $4.2 million was included as part of the purchase price. The fair value of unvested awards of $5.3 million will be recorded as compensation expense over the remaining service periods on a straight-line basis.

Preliminary Purchase Price Allocation.  In allocating the purchase price based on estimated fair values, we recorded approximately $118.4 million of goodwill, $80.0 million of identifiable intangible assets to be amortized over two to seven years, $4.8 million of in-process research and development, $29.9 million of remaining tangible assets, and $39.4 million of assumed liabilities. The Company has not yet finalized certain acquisition related costs and tax allocations.

Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, was $118.4 million and will not be amortized and is not deductible for tax purposes. Goodwill primarily resulted from the Company’s expectation of synergies and growth from the integration of Synplicity’s technology with the Company’s technology and operations to provide an expansion of products and market reach.

Other

During the first quarter of fiscal 2008, the Company paid $0.4 million for achievement of certain product milestones related to a prior acquisition. This payment was an adjustment to goodwill.

Note 6.          Goodwill and Intangible Assets

Goodwill as of July 31, 2008 consisted of the following:

(in thousands)
Balance at October 31, 2007	$767,087
Synplicity acquisition	118,377
Adjustments (1)	11,110
Balance at July 31, 2008	$896,574

(1)          Related primarily to income taxes (including $12.7 million recorded as a result of the 2002-2004 IRS audit (see Note 13)) and payment of contingent consideration for a prior acquisition.

Intangible assets as of July 31, 2008 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$156,755	$82,620	$74,135
Customer relationships	172,850	134,913	37,937
Contract rights	12,500	7,500	5,000
Covenants not to compete	4,790	3,541	1,249
Trademarks and tradenames	2,600	200	2,400
Capitalized software development costs	18,612	15,361	3,251
Total (1)	$368,107	$244,135	$123,972

(1)          Balance does not include intangible assets that were fully amortized prior to fiscal 2008.

Intangible assets as of October 31, 2007 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$112,655	$67,088	$45,567
Customer relationships	144,950	118,471	26,479
Contract rights	8,000	5,271	2,729
Covenants not to compete	3,690	3,054	636
Trademarks and tradenames	200	50	150
Other intangibles (fully amortized)	8,383	8,383	—
Capitalized software development costs	16,414	13,183	3,231
Total	$294,292	$215,500	$78,792

Total amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Core/developed technology	$5,616	$4,479	$15,532	$14,318
Customer relationships	4,047	6,141	16,442	18,410
Contract rights	863	533	2,229	1,566
Covenants not to compete	154	283	487	848
Trademarks and tradenames	130	10	150	30
Other intangibles	—	740	—	2,220
Capitalized software development costs	724	855	2,178	2,496
Total	$11,534	$13,041	$37,018	$39,888

The following table presents the estimated future amortization of intangible assets:

(in thousands)
Fiscal Years:
Remainder of fiscal 2008	$9,972
2009	43,724
2010	29,882
2011	19,346
2012	12,031
2013 and thereafter	9,017
Total	$123,972

Note 7.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	July 31, 2008	October 31, 2007
	(in thousands)
Accounts payable	$12,145	$11,611
Payroll and related benefits	177,489	192,773
Acquisition related costs	8,288	3,221
Other accrued liabilities	42,754	38,604
Total	$240,676	$246,209

Note 8.  Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of July 31, 2008, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 9.  Comprehensive Income

The following table sets forth the components of comprehensive income, net of tax:

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Net income	$57,749	$24,855	$143,581	$89,477
Change in unrealized (losses) gains on investments, net of tax of $606 and $1,204 for three and nine months ended July 31, 2008, respectively, and of ($1,000) and ($1,049) for each of the same periods in fiscal 2007, respectively	(918)	1,516	(1,823)	1,589
Deferred (losses) gains on cash flow hedges, net of tax of $886 and ($651), for three and nine months ended July 31, 2008, respectively, and of $144 and ($363) for each of the same periods in fiscal 2007, respectively	(1,229)	(1,185)	4,729	1,298
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of $279 and $1,388, for three and nine months ended July 31, 2008, respectively, and of ($184) and ($349) for each of the same periods in fiscal 2007, respectively	(1,768)	338	(5,878)	633
Foreign currency translation adjustment	699	1,447	(732)	5,247
Total	$54,533	$26,971	$139,877	$98,244

Note 10.  Net Income per Share

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

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Numerator:
Net income	$57,749	$24,855	$143,581	$89,477

Denominator:
Weighted-average common shares for basic net income per share	142,536	143,820	143,450	143,626
Dilutive effect of common share equivalents from share-based compensation	4,950	5,889	4,310	5,657
Weighted-average common shares for diluted net income per share	147,486	149,709	147,760	149,283

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
Net income per share:
Basic	$0.41	$0.17	$1.00	$0.62
Diluted	$0.39	$0.17	$0.97	$0.60

Diluted net income per share excludes 9.4 million and 6.1 million of anti-dilutive stock options and unvested restricted stock units and awards for the three months ended July 31, 2008 and 2007, respectively; and 9.6 million and 6.1 million of anti-dilutive options and unvested restricted stock units and awards for the nine months ended July 31, 2008 and 2007, respectively. While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

Revenues related to operations in the United States and other geographic areas were:

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Revenue:
United States	$166,224	$151,576	$487,264	$447,377
Europe	47,858	47,688	145,904	140,969
Japan	74,043	48,596	186,568	145,186
Asia-Pacific and other	56,003	56,238	164,410	163,704
Consolidated	$344,128	$304,098	$984,146	$897,236

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three and nine months ended July 31, 2008 and 2007.

Note 12.  Other Income, net

The following table presents the components of other income, net:

	Three Months Ended July 31,		Nine months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Interest income, net	$3,855	$6,708	$15,809	$17,514
(Loss) gain on assets related to deferred compensation plan	(861)	3,279	(6,363)	7,913
Other (1)	(47)	842	(18)	13,004
Total	$2,947	$10,829	$9,428	$38,431

(1)          Includes a litigation settlement of $12.5 million in the nine months ended July 31, 2007.

Note 13.   Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision/(benefit) for income taxes and the effective tax rates for the three and nine months ended July 31, 2008 and 2007:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

Income before income taxes	$52,979	$33,827	$163,236	$118,599
(Benefit) provision for income tax	$(4,770)	$8,972	$19,655	$29,122
Effective tax rate	(9.0)%	26.5%	12.0%	24.6%

The Company’s effective tax rate for the three and nine months ended July 31, 2008 is lower than the statutory federal income tax rate of 35% primarily due to a favorable final resolution on transfer pricing issues related to the 2000-2001 IRS examination reached during the quarter, the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits partially offset by state taxes, non-deductible share-based compensation, and in-process research and development charges. The effective tax rate decreased in the three months and nine months ended July 31, 2008, as compared to the same periods in fiscal 2007, primarily due to a favorable final resolution on transfer pricing issues related to the 2000-2001 IRS examination and additional research credits claimed on the Company’s 2007 federal and state tax returns.

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

The Company adopted FIN 48 and FSP FIN 48-1 in the first quarter of fiscal 2008 and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $5.0 million, with a corresponding increase to beginning retained earnings.  The Company also recognized an additional decrease in the liability for unrecognized tax benefits related to employee stock options of $9.7 million of which $7.7 million increased beginning paid-in capital with the remaining $2.0 million off-setting existing deferred tax assets.  The total liability for gross unrecognized tax benefits was $207.3 and $181.5 million on November 1, 2007 and July 31, 2008, respectively, of which $124.7 million and $76.6 million would affect the Company’s effective tax rate if recognized upon resolution of the related uncertain tax position.  The liability for unrecognized tax benefits decreased $16.2 million and $25.8 million during the three and nine months ended July 31, 2008, respectively, primarily due to the final resolution on transfer pricing issues related to the 2000-2001 IRS examination, partially offset by acquisition related unrecognized tax benefits.

Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense in the unaudited condensed consolidated statements of operations.  As of November 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $10.3 million. The accrued interest and penalties decreased by approximately $2.5 million and $5.4 million during the three and nine months ended July 31, 2008.  Prior to fiscal 2008, the estimated liability for unrecognized tax benefits was presented as a current liability.  FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether it is expected payment will be made within the next 12 months.  Amounts expected to be paid within the next 12 months are classified as current liabilities and all other amounts are classified as non-current liabilities or offset against a directly related deferred tax asset or income tax receivable.  In addition, the Company has historically recorded state, local and interest liabilities net of the estimated benefit which is expected to be received from deducting such payments on future tax returns (i.e., on a “net” basis).  FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis).

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

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process.  This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities.  The Company believes that before the end of fiscal 2008, it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire.  Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $13 million.

IRS Examinations

Fiscal years 2000-2001

On June 8, 2005, the Company received a Revenue Agent’s Report (RAR) in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily related to transfer pricing transactions between Synopsys and a wholly owned foreign subsidiary.

On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. On June 30, 2008, the IRS and the Company executed a final Closing Agreement pursuant to which substantially all of the proposed assessment was eliminated.

As a result of the final resolution of the transfer pricing issue, the Company decreased its FIN 48 liabilities by $41.0 million in the third quarter of 2008, including interest accrued of $2.8 million.  Concurrently, the Company evaluated its ability to use certain foreign tax credit carryovers which have been recorded as noncurrent deferred tax assets in its balance sheet, a portion of which may have been available to offset the FIN 48 liability.  The Company concluded that it was no longer more likely than not that $14.6 million of its foreign tax credits will be used prior to the expiration of the carryover period, and recorded a valuation allowance for this amount.  Accordingly, the Company’s provision for income taxes shows an income tax benefit (net of decreases in related deferred tax assets) of $17.3 million as a result of the 2000-2001 IRS settlement.

Notwithstanding the foregoing, the statute of limitations remains open with respect to fiscal years 2000-2001 for two related issues until the Appeals Office has considered certain refund claims relevant to these years which are affected by the fiscal year 2002-2004 federal income tax audit.  The Company has accrued the tax for these issues in accordance with the tentative settlement the Company reached with the IRS in December 2007.

Fiscal years 2002-2004

The Company is regularly audited by the IRS.  In the third quarter of 2006, the IRS started an examination of the Company’s federal income tax returns for the years 2002 through 2004. In July 2008, the IRS completed its field examination of these returns and issued an RAR in which the IRS proposed an adjustment that would result in an aggregate tax deficiency for the three year period of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax losses and credits that would otherwise be available either as refund claims or to offset taxes due in future periods.   The IRS is contesting the Company’s tax deduction for payments made in connection with litigation between Avant! Corporation and Cadence Design Systems, Inc.  In addition, the IRS has asserted that the Company is required to make an additional transfer pricing adjustment with a wholly owned non-U.S. subsidiary as a result of the Company’s acquisition of Avant! in 2002.  The IRS has also proposed adjustments to the Company’s transfer pricing arrangements with its foreign subsidiaries, deductions for foreign trade income and certain temporary differences, of which the Company has agreed to additional taxes of approximately $20.0 million, which have been fully provided for in prior years.  The proposed deficiencies, if sustained, would also result in additional state taxes (net of the federal tax benefit for state taxes paid) of approximately $17 million.

On August 9, 2008, the Company timely filed a protest with the IRS and will seek resolution of these issues through the Appeals Office. The Company strongly believes the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company has meritorious defenses to this proposed IRS adjustment. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on any resulting tax deficiencies.  The Company believes it has adequately provided for potential tax liabilities related to these years.  Final resolution of these matters could take several years.

Note 14.   Contingencies

See Note 13 above regarding the IRS Examinations.

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

Note 15.   Effect of New Accounting Pronouncements

 In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  SFAS 161 requires companies with derivative instruments to disclose information on how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact that SFAS 161 may have on its consolidated financial statements.

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

With the exception of the discussion above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended July 31, 2008, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, that are of significance or potential significance to us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular the following discussion, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including, without limitation, those identified below in Part II, Item 1A of this Form 10-Q. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of these terms, or other comparable terminology and similar expressions identify these forward-looking statements. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Business Environment

We generate substantially all of our revenue from customers in the semiconductor and electronics industries. Our customers typically fund purchases of our software and services largely out of their research and development (R&D) budgets and, to a lesser extent, their manufacturing and capital budgets. As a result, a customer’s business outlook and willingness to invest in new and increasingly complex chip designs affects their spending decisions and vendor selections.

The Electronic Design Automation (EDA) industry in which we operate is very competitive. No one factor drives an EDA customer’s buying decision and we compete on all fronts to capture a higher portion of our customers’ R&D budget. Our customer arrangements are complex, involving hundreds of products and various license rights.

Many of our customers are large businesses, purchasing substantially all of the capabilities our products offer. Our customers are increasingly focused on reducing their overall costs by demanding a broader portfolio of solutions, support and services. In addition, they bargain intensely on all aspects of the contractual arrangement, seeking more favorable terms at an overall lower cost. As such, customers generally negotiate the total value of the arrangement rather than just unit pricing or volumes.

We provide our products in four common groupings, or platforms, with hundreds of products within each platform. We enhance the value of our offerings by providing additional rights such as multiple copies of the tools, post-contract customer support, expanded license usage related to duration, location and quantity, contractor and site access, future purchase rights and other unique rights.  In some instances, we provide customers with the ability to purchase pools of technology to address a broad spectrum of their design needs and enable our customers to exchange certain quantities of licensed software for unspecified future technology. We also offer post-contract customer support and services. These elements of added value, in addition to per-copy pricing, are some of the many factors which our customers consider when making purchasing decisions.

Historically, revenue has grown primarily as a result of increased customer demand for these additional rights related to our products, and, more recently, as a result of the impact of our business model shift as discussed below. In general, as our customers negotiate increased rights, the value of the contracts with those customers increases. Collectively, the increase in the value of all of our customer contracts is the primary driver of our overall growth in revenue over time. As further described below, the effect of an increase in value for a particular customer is typically recognized over the life of the customer contract rather than in the particular period in which the enhanced license transaction is completed.

As a result of customers seeking to conserve cash, we shifted our business model in the fourth quarter of 2004 to allow a substantial majority of our customers to pay for licenses over a period of time, rather than upfront at the time of initial purchase. Extended payment terms, as well as arrangements with technology pools and rights to unspecified future products, generate recurring revenue over a period of time, generally three years, rather than non-recurring upfront license revenue. Accordingly, most of the revenue we recognize in any particular quarter results from our selling efforts in each of the prior periods during the last three or so years rather than from efforts or changes in the current period. This business model reduces our dependence on license arrangements that generate non-recurring upfront license revenue in a particular period and provides us with the ability to resist typical software industry quarter-end pressures and decline business with terms, including pricing terms, that may be less favorable to us. We continue to target achieving greater than 90% of our total revenue as recurring revenue, which we refer to in our financial statements as time-based license and maintenance and service revenue.

Financial Performance for the Three Months Ended July 31, 2008 as Compared to the Three Months Ended July 31, 2007

•                                       Total revenue of $344.1 million increased 13% from $304.1 million, primarily attributable to bookings of Technology Subscription Licenses (TSLs) in prior periods which increase time-based revenue recognized in later periods.

•                                       Time-based license revenue of $289.3 million increased 15% from $251.4 million, primarily attributable to bookings of TSLs in prior periods which increase time-based revenue recognized in later periods.

•                                       Upfront license revenue of $20.6 million increased 8% from $19.0 million.  The increase was attributable to new hardware sales and upfront perpetual and term licenses from the acquisition of Synplicity in the current quarter.

•                                       We derived approximately 94% of our total revenue from licenses generating time-based revenues, maintenance and services, and 6% from products generating upfront revenue.  This reflects our adherence to our business model.

•                                       Professional service and other revenue (which is included in maintenance and service revenue) of $17.6 million increased 4% from $16.9 million, primarily due to the timing and acceptance of services performed under ongoing contracts and continued full utilization of our services capacity.

•                                       Net income was $57.7 million compared to $24.9 million. The increase is primarily due to increases in revenues and overall cost control efforts and a one-time benefit from a tax settlement.

Acquisition in the Three Months Ended July 31, 2008

During the quarter, we completed our acquisition of Synplicity, a leading supplier of FPGA and IC design and verification solutions for $180.6 million in cash, net of cash acquired, which we believe will help us expand our technology portfolio, channel reach and total market.  See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the Synplicity acquisition.

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

•                  Delivery Has Occurred.  We deliver our products to our customers electronically or physically. For electronic deliveries, delivery occurs when we provide the customer access codes, or “license keys,” that allow the customer to take immediate possession of the software by downloading it to the customer’s hardware.  For physical deliveries, the standard transfer terms are typically FOB shipping point. We generally ship our products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and our operational capacity to fulfill product orders at the end of a quarter.

•                  The Fee is Fixed or Determinable.  Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms for perpetual and term licenses require 75% or more of the license fee to be paid within one year. If the arrangement includes these terms, we regard the fee as fixed or determinable, and recognize all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, we recognize revenue ratably even if the fee is fixed or determinable, due to the fact that VSOE for maintenance services does not exist for a TSL and due to revenue recognition criteria relating to arrangements that include rights to exchange products or receive unspecified future technology.

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

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) and FASB Staff Position No. 48-1 (FSP FIN 48-1) in the first quarter of fiscal 2008.  The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109.  The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. In May 2007, the FASB issued FSP FIN 48-1 which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied.

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $248 million that are recorded on our balance sheet will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

Included in our net deferred tax assets are federal foreign tax credits of approximately $65 million, of which approximately $60 million will expire from fiscal 2013 through 2017.  Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. Our ability to maintain the deferred tax credit requires significant judgment in forecasting our future foreign source income.  We recorded a valuation allowance of $14.6 million this quarter with respect to our foreign tax credit carryforward.

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

In addition, the calculation of tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for potential additional taxes. If we ultimately determine that payment of these amounts is unnecessary, we would reverse the liability and recognize the tax benefit in the period in which we determine that the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, we would record an additional charge to earnings. See Part II, Item 1A. Risk Factors — We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income.  An adverse outcome could have an adverse effect on our results of operations and financial condition, below, and note the section below entitled IRS Examinations for a discussion of a Revenue Agent’s Report from the Internal Revenue Service (IRS) we received in July 2008 asserting a significant net increase to our U.S. tax arising from the audit of fiscal years 2002 through 2004.

Results of Operations

Every seven years we have one extra week in our fiscal year that occurs in our first quarter.  The first three months of fiscal 2007 contained that extra week and accordingly this year’s first three months did not include the additional week. The extra week in the first quarter of fiscal 2007 attributed to approximately $18.7 million of additional revenues related primarily to time-based licenses and approximately $17.2 million of additional expenses as discussed in cost of revenue and operating expenses below.

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

Total Revenue

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$344.1	$304.1	$40.0	13%
Nine months ended	$984.1	$897.2	$86.9	10%

Time-Based License Revenue

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$289.3	$251.4	$37.9	15%
Percentage of total revenue	84%	83%
Nine months ended	$835.3	$746.1	$89.2	12%
Percentage of total revenue	85%	83%

The increase in total revenue and time-based license revenue for the three and nine months ended July 31, 2008 compared to the same periods of fiscal 2007 was primarily due to prior period bookings leading to increased current period time-based license revenue.  For the nine months ended July 31, 2008, the increase in time-based license revenue was partially offset by the first quarter of fiscal 2008 having one less week of revenues of approximately $17.2 million compared to the same period in fiscal 2007.

Upfront License Revenue

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$20.6	$19.0	$1.6	8%
Percentage of total revenue	6%	6%
Nine months ended	$45.3	$47.1	$(1.8)	(4)%
Percentage of total revenue	5%	5%

The increase in upfront license revenue in the three months ended July 31, 2008 was primarily due to the sale of products inherited from the Synplicity acquisition completed in May 2008.

The decrease in upfront license revenue for the nine months ended July 31, 2008 compared with the same period of fiscal 2007, reflected normal fluctuations in customer license requirements which can impact the amount of upfront orders in a particular quarter.  The decrease was partially offset by the increase in the new product sales as a result of the Synplicity acquisition.

Maintenance and Services Revenue

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Maintenance revenue	$16.7	$16.8	$(0.1)	(1)%
Professional services and other revenue	17.6	16.9	0.7	4%
Total maintenance and services revenue	$34.3	$33.7	$0.6	2%
Percentage of total revenue	10%	11%
Nine months ended
Maintenance revenue	$48.8	$54.7	$(5.9)	(11)%
Professional services and other revenue	54.7	49.3	5.4	11%
Total maintenance and services revenue	$103.5	$104.0	$(0.5)	—%
Percentage of total revenue	10%	12%

Our maintenance revenue in the three and nine months ended July 31, 2008 compared with the same periods in fiscal 2007 has declined primarily due to (1) our completed shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, and (2) the first quarter of fiscal 2008 having one less week of revenues, resulting in a decrease in revenue of approximately $1.5 million compared to the same period in fiscal 2007.  Some customers may choose in the future not to renew maintenance on upfront licenses for economic or other factors, adversely affecting future maintenance revenue.

Professional services and other revenue increased in the three and nine months ended July 31, 2008 compared to the same periods in fiscal 2007 due principally to timing of customer acceptance of services performed under ongoing contracts.

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

Cost of Revenue

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Cost of license revenue	$44.6	$37.1	$7.5	20%
Cost of maintenance and service revenue	16.1	15.8	0.3	2%
Amortization of intangible assets	6.3	5.5	0.8	15%
Total	$67.0	$58.4	$8.6	15%
Percentage of total revenue	19%	19%

Nine months ended
Cost of license revenue	$126.8	$107.3	$19.5	18%
Cost of maintenance and service revenue	48.1	47.5	0.6	1%
Amortization of intangible assets	17.1	17.4	(0.3)	(2)%
Total	$192.0	$172.2	$19.8	11%
Percentage of total revenue	20%	19%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue, and amortization of intangible assets. Expenses directly associated with providing consulting and training are allocated between cost of license revenue and cost of maintenance and service revenue based on license and service revenue reported.

Cost of license revenue.  Cost of license revenue includes costs associated with our software product sales as well as our materials costs associated with our hardware products. Additionally, cost of license revenue also includes allocated costs of license delivery, such as employee salaries and benefits related to software delivery, software production costs, product packaging, amortization of capitalized software development costs, documentation and royalties to third party vendors.

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

Cost of revenue as a percentage of total revenue was flat for the third quarter of fiscal 2008 compared with the same period in fiscal 2007.  The increase in cost of revenue for the three months ended July 31, 2008 compared with the same period in fiscal 2007 was primarily due to (1) an increase of $6.3 million in personnel-related costs as a result of head count increases to support our revenue growth, including additional employees from the Synplicity acquisition, and (2) an increase of $1.1 million in other direct costs including material costs on our hardware products.  Functionally allocated expenses were relatively flat for the three months ended July 31, 2008 compared with same period in fiscal 2007.

Cost of revenue as a percentage of total revenue increased by 1% for the first nine months of fiscal 2008 compared with the same period in fiscal 2007.  The increase in cost of revenue for the nine months ended July 31, 2008 was primarily due to (1) an increase of $18.7 million in personnel-related costs as a result of headcount increases, (2) an increase of $3.7 million in functionally allocated expenses, and (3) an increase of $2.3 million in travel and consulting expense related to our professional services compared to the same period in fiscal 2007.  The increase was partially offset by one less week of costs of approximately $3.6 million in the first quarter of fiscal 2008 compared with the same period in fiscal 2007.

Operating Expenses

Research and Development

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$104.4	$94.4	$10.0	11%
Percentage of total revenue	30%	31%
Nine months ended	$292.2	$282.2	$10.0	4%
Percentage of total revenue	30%	31%

Research and development expense as a percentage of total revenue decreased by 1% for the three and nine-months ended July 31, 2008 compared with the same periods in fiscal 2007.

For the three months ended July 31, 2008, the increase in research and development expense was primarily due to (1) an increase of $7.9 million in personnel-related costs of which approximately 44% related to increased headcounts from the Synplicity acquisition, and (2) $2.4 million in functionally allocated expenses compared to the same period in fiscal 2007.

For the nine months ended July 31, 2008, the increase in research and development expense was minimal and was primarily due to (1) an increase of $14.1 million in employee personnel related costs as a result of headcount increases including new employees from our recent acquisition, (2) an increase of $6.7 million in functionally allocated expenses compared to the same period in fiscal 2007; partially offset by the absence of a $3.1 million earn-out/retention bonus related to a prior year acquisition, as well as by one extra week of expenses incurred in the first nine months of fiscal 2007 for approximately $6.6 million.

Sales and Marketing

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$86.8	$95.4	$(8.6)	(9)%
Percentage of total revenue	25%	31%
Nine months ended	$247.1	$264.2	$(17.2)	(6)%
Percentage of total revenue	25%	29%

Sales and marketing expense as a percentage of total revenue decreased by 6% and 4% for the three and nine-months ended July 31, 2008, respectively, compared with the same periods in fiscal 2007.

For the three months ended July 31, 2008, the decrease in sales and marketing expense was primarily due to a decrease of $13.8 million in variable compensation as a result of the absence of a large order shipped compared to the same period in fiscal 2007.  The decrease was partially offset by (1) an increase of $3.3 million in employee salary and benefits as a result of increased headcount from the Synplicity acquisition, and (2) an increase of $2.1 million in travel and communication expenses due to major marketing events incurred in third quarter of 2008.

For the nine months ended July 31, 2008, the decrease in sales and marketing expense was primarily due to (1) a decrease of $16.0 million in variable compensation, primarily as a result of a large order shipped in the third quarter of fiscal 2007, and (2) one less week of expenses of approximately $5.4 million in the first quarter of fiscal 2008 compared to the same period in fiscal 2007.  The decrease was partially offset by an increase of $4.0 million in employee, travel and communication related expenses.

General and Administrative

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended	$26.5	$24.2	$2.3	10%
Percentage of total revenue	8%	8%
Nine months ended	$76.5	$76.4	$0.1	—%
Percentage of total revenue	8%	8%

General and administrative expense as a percentage of total revenue was flat for the three and nine-months ended July 31, 2008 compared with the same periods in fiscal 2007.

For the three months ended July 31, 2008, the increase in general and administrative expense was primarily due to an increase of $2.3 million in employee related costs mostly from new employees of the Synplicity acquisition and increased headcounts over the prior quarters to support the growth of our business, compared to the same period in fiscal 2007.

For the nine months ended July 31, 2008, general and administrative expense increased by $0.1 million primarily due to (1) an absence of $4.3 million gain for a land sale completed during fiscal 2007 and recorded as an offset to expense under this line, (2) an increase of approximately $3.1 million for personnel related expenses, and (3) an increase in communication expenses of $2.5 million.  The increase was partially offset by (1) a decrease of $6.0 million in professional services such as legal expenses, and (2) one less week of expenses of approximately $1.5 million in the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

In Process Research and Development.

In-process research and development (IPRD) expense is comprised of in-process technologies of $4.8 million associated with the acquisition of Synplicity and $2.1 million associated with the acquisition of ArchPro in the three and nine months of fiscal 2008 and 2007, respectively.  Synplicity had four primary projects in process at the time of acquisition — FPGA, ASIC Verification, DSP, and HAPS which will be completed over a period of one to two years.  At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the respective acquisition date of each of the acquired companies.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, tradenames, customer relationships, covenants not to compete and other intangibles related to acquisitions completed in prior years and in the three and nine months ended July 31, 2008.  Amortization expense is included in the unaudited condensed consolidated statements of operations as follows:

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$6.3	$5.5	$0.8	15%
Included in operating expenses	4.5	6.7	(2.2)	(33)%
Total	$10.8	$12.2	$(1.4)	(11)%
Percentage of total revenue	3%	4%
Nine months ended
Included in cost of revenue	$17.1	$17.4	$(0.3)	(2)%
Included in operating expenses	17.7	19.9	(2.2)	(11)%
Total	$34.8	$37.3	$(2.5)	(7)%
Percentage of total revenue	4%	4%

For the three and nine months ended July 31, 2008, the decrease was primarily due to certain intangible assets acquired in prior years being fully amortized.  See Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

 Other Income, net

	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Three months ended
Interest income, net	$3.9	$6.7	$(2.8)	(42)%
(Loss) gain on assets related to deferred compensation plan	(0.9)	3.3	(4.2)	(127)%
Other	(0.1)	0.8	(0.9)	(113)%
Total	$2.9	$10.8	$(7.9)	(73)%
Nine months ended
Interest income, net	$15.8	$17.5	$(1.7)	(10)%
(Loss) gain on assets related to deferred compensation plan	(6.4)	7.9	(14.3)	(181)%
Other	—	13.0	(13.0)	(100)%
Total	$9.4	$38.4	$(29.0)	(76)%

Other income, net decreased in the three and nine months ended July 31, 2008, compared to the same period in fiscal 2007 primarily due to a $12.5 million litigation settlement payment from Magma Design Automation, Inc. in fiscal 2007 and the fair market value fluctuations of investments in our deferred compensation plan.

Income Tax Rate

Effective Tax Rate

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income (loss), the geographic mix of pre-tax income (loss) and our interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended July 31, 2008 and 2007:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(dollars in millions)

Income before income taxes	$53.0	$33.8	$163.2	$118.6
(Benefit) provision for income tax	$(4.8)	$9.0	$19.7	$29.1
Effective tax rate	(9.0)%	26.5%	12.0%	24.6%

Our effective tax rate for the three and nine months ended July 31, 2008 is lower than the statutory federal income tax rate of 35% primarily due to reaching a favorable final resolution on transfer pricing issues related to the 2000-2001 IRS examination, the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits partially offset by state taxes, non-deductible share-based compensation and in-process research & development charges. The effective tax rate decreased in the three months and nine months ended July 31, 2008, as compared to the same periods in fiscal 2007, primarily due to a favorable final resolution on transfer pricing issues related to the 2000-2001 IRS examination and additional research credits claimed on our 2007 federal and state tax returns.

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

We adopted FIN 48 and FSP FIN 48-1 in the first quarter of fiscal 2008 and recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $5.0 million, with a corresponding increase to beginning retained earnings.  We also recognized an additional decrease in the liability for unrecognized tax benefits related to employee stock options of $9.7 million of which $7.7 million increased beginning paid-in capital with the remaining $2.0 million off-setting existing deferred tax assets.  The total liability for gross unrecognized tax benefits was $207.3 and $181.5 million on November 1, 2007 and July 31, 2008, respectively, of which $124.7 and $76.6 million would affect our effective tax rate if recognized upon resolution of the related uncertain tax position.  The liability for unrecognized tax benefits decreased $16.2 million and $25.8 million during the three and nine months ended July 31, 2008, respectively, primarily due to the final resolution on transfer pricing issues related to the 2000-2001 IRS examination, partially offset by acquisition related unrecognized tax benefits.

Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized as a component of income tax expense in the unaudited condensed consolidated statements of operations.  As of November 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns was approximately $10.3 million. The accrued interest and penalties decreased by approximately $2.5 and $5.4 million during the three and nine months ended July 31, 2008.  Prior to fiscal 2008, we presented our estimated liability for unrecognized tax benefits as a current liability.  FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether it is expected payment will be made within the next 12 months.  Amounts expected to be paid within the next 12 months are classified as current liabilities and all other amounts are classified as non-current liabilities or offset against a directly related deferred tax asset or income tax receivable.  In addition, we have historically recorded state, local and interest liabilities net of the estimated benefit we expect to receive from deducting such payments on future tax returns (i.e., on a “net” basis).  FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a “gross” basis).

We file income tax returns in the U.S., including various state and local jurisdictions.  Our subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan.  We remain subject to income tax examinations in the U.S. for fiscal years after 1999, in Hungary and Taiwan for fiscal years after 2005, in Ireland for fiscal years after 2002 and in Japan for fiscal years after 2004.  See IRS Examinations, below for the status of our current federal income tax audits.

The timing of the resolution of income tax examinations is highly uncertain as to the amounts and timing of various tax payments as part of the settlement process.  This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities.  We believe that before the end of fiscal 2008, it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire.  Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $13 million.

IRS Examinations

 Fiscal years 2000-2001

On June 8, 2005, we received a Revenue Agent’s Report (RAR) in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily related to transfer pricing transactions between Synopsys and a wholly owned foreign subsidiary.   On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. On June 30, 2008, the IRS and Synopsys executed a final Closing Agreement pursuant to which substantially all of the proposed assessment was eliminated.

As a result of the final resolution of the transfer pricing issue, we decreased our FIN 48 liabilities by $41.0 million in the third quarter of 2008, including interest accrued of $2.8 million.  Concurrently, we evaluated our ability to use certain foreign tax credit carryovers which have been recorded as noncurrent deferred tax assets in its balance sheet, a portion of which may have been available to offset the FIN 48 liability.  We concluded that it was no longer more likely than not that $14.6 million of our foreign tax credits will be used prior to the expiration of the carryover period, and recorded a valuation allowance for this amount.  Accordingly, our provision for income taxes shows an income tax benefit (net of decreases in related deferred tax assets) of $17.3 million as a result of the 2000-2001 IRS settlement.

Notwithstanding the foregoing, the statute of limitations remains open with respect to fiscal years 2000-2001 for two related issues until the Appeals Office has considered certain refund claims relevant to these years which are affected by the fiscal year 2002-2004 federal income tax audit.  We have accrued the tax for these issues in accordance with a tentative settlement we reached with the IRS in December 2007.

Fiscal years 2002-2004

We are regularly audited by the IRS.  In the third quarter of 2006, the IRS started an examination of our federal income tax returns for the years 2002 through 2004. In July 2008, the IRS completed its field examination of these returns and issued an RAR in which the IRS proposed an adjustment that would result in an aggregate tax deficiency for the three year period of approximately $236.2 million, $130.5 million which would be a reduction of certain tax losses and credits that would otherwise be available either as refund claims or to offset taxes due in future periods.  The IRS is contesting our tax deduction for payments made in connection with litigation between Avant! Corporation and Cadence Design Systems, Inc.  In addition, the IRS has alleged that we are required to make an additional transfer pricing adjustment with a wholly owned non-U.S. subsidiary as a result of our acquisition of Avant! in 2002.  The IRS has also proposed adjustments to our transfer pricing arrangements with our foreign subsidiaries, deductions for foreign trade income and certain temporary differences, of which we have agreed to additional taxes of approximately $20.0 million, which has been fully provided for in prior years.  The proposed deficiencies, if sustained, would also result in additional state taxes (net of the federal tax benefit for state taxes paid) of approximately $17.0 million.

On August 9, 2008, we timely filed a protest with the IRS and will seek resolution of these issues through the Appeals Office. We strongly believe that the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we have meritorious defenses to this proposed adjustment. The RAR is not a final Statutory Notice of Deficiency but the IRS imposes interest on any resulting tax deficiencies.  We believe we have adequately provided for all potential tax liabilities related to these years.  Final resolution of these matters could take several years.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2008.

Cash and Cash Equivalents and Short-Term Investments

	July 31, 2008	October 31, 2007	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$545.5	$579.3	$(33.8)	(6)%
Short-term investments	331.6	405.1	(73.5)	(18)%
Total	$877.1	$984.4	$(107.3)	(11)%

During the nine months ended July 31, 2008, our primary sources and uses of cash consisted of (1) cash generated from operating activities of $215.2 million, (2) proceeds from issuances of common stock of $56.6 million, (3) proceeds from sales and maturities of short-term investments of $512.8 million, (4) net payments related to acquisitions of $181.0 million, (5) repurchases of common stock of $170.1 million, (6) purchases of investments of $443.8 million, and (7) purchases of property and equipment of $26.5 million.

Cash Flows

	Nine months Ended
	July 31,		Dollar	%
	2008	2007	Change	Change
	(dollars in millions)
Cash provided by operations	$215.2	$258.4	$(43.2)	(17)%
Cash used in investing activities	$(140.6)	$(168.3)	$27.7	17%
Cash (used in) provided by financing activities	$(114.9)	$10.9	$(125.8)	(1,154)%

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

Cash from operating activities decreased primarily as a result of a litigation settlement of $12.5 million received from Magma Design Automation, Inc. during fiscal 2007, higher payments to vendors and due to the timing of billings and cash payments from customers compared to the same period in fiscal 2007, delivering lower cash inflows during fiscal 2008.

Cash used in investing activities.  The decrease in cash used in investing activities primarily relates to the sale of marketable securities for our acquisition of Synplicity, offset by our capital expenditures to support our information technology infrastructure.

Cash (used in) provided by financing activities.  The increase in cash used primarily relates to larger common stock repurchases under our stock repurchase program and a lower number of employee option exercises compared to the same period in fiscal 2007. See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, Hungary and Japan. As of July 31, 2008, we held an aggregate of $504.5 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $372.6 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

July 31, 2008	October 31, 2007	Dollar Change	% Change
(dollars in millions)
$143.6	$123.9	$19.7	16%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 38 days at July 31, 2008 and 36 days at October 31, 2007.  The increase in DSO, along with an increase in accounts receivable balance, primarily relates to timing of our billings and collections.

Net Working Capital.

Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of July 31, 2008, our net working capital was $408.1 million, compared to $296.5 million as of October 31, 2007. The increase of $111.6 million was primarily due to (1) an increase in accounts receivable of $19.7 million, (2) an increase in income taxes receivable of $8.7 million, (3) increase in prepaid and other expenses of $7.3 million, (4) a reclassification from income taxes payable of $197.3 million to long-term income tax payable upon adoption of FIN 48, (5) an additional decrease in income taxes payable of $8.4 million, and (6) a decrease of $5.5 million in accounts payable and accrued liabilities. This increase was partially offset by (1) a decrease in cash, cash equivalents and short-term investments of $107.4 million, (2) a decrease in current deferred income tax asset of $1.7 million, and (3) an increase in deferred revenue of $26.2 million.

Other Commitments—Revolving Credit Facility.  On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of July 31, 2008, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Other

Our cash equivalent and short-term investment portfolio as of July 31, 2008 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer.   As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns.  As of July 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was less than 1% of total cash, cash equivalents and short-term investments, which we do not consider to be material. During the nine months ended July 31, 2008, we had no impairment charge associated with our short-term investment portfolio.  While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since October 31, 2007.  The average yield at purchase for our short-term investment portfolio remains less than 1% change from the average yield as of October 31, 2007.  For more information regarding our financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.   As of July 31, 2008 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2008, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)    Changes in Internal Controls.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

IRS Examinations.   See IRS Examinations in Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding IRS examinations.

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

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income. An adverse outcome could have an adverse effect on our results of operations and financial condition.

On July 11, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (IRS) proposed an adjustment that would result in an aggregate tax deficiency for the fiscal years 2002 through 2004 of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax credits that would otherwise be available either as refund claims or to offset taxes due in future periods.  In August 2008, we filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS.  An adverse outcome of this matter could result in significant tax expense and harm our results of operations and financial condition.

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

Our tax filings are subject to review or audit by the IRS and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. The IRS examinations of our federal tax returns for the years 2000-2001 and 2002-2004 resulted in significant proposed adjustments.  Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made.

We have large operations both in the United States and in multiple foreign jurisdictions with a wide range of statutory tax rates. Certain foreign operations are subject to temporary favorable foreign tax rates. Therefore, any changes in our geographical earning mix in various tax jurisdictions, including those resulting from transfer pricing adjustments and expiration of foreign tax rulings, could materially increase our effective tax rate. Furthermore, we maintain deferred tax assets related to federal foreign tax credits and our ability to use these credits is dependent upon having sufficient future foreign source income in the United States. Changes in our forecasts of such future foreign source income could result in an adjustment to the deferred tax asset and a related charge to earnings which could materially affect our financial results.

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

•              A large portion of our revenue is derived from a small number of customers.  While our agreements with such customers are binding multi-year agreements, if we were to lose these customers or if they did not renew their agreements with us, our financial results could be adversely affected over time.

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

We have acquired a number of companies or their assets in recent years, including Synplicity in May 2008, and as part of our efforts to expand our product and services offerings we expect to make additional acquisitions in the future.

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

During the first three quarters of fiscal 2008 and full fiscal years of 2007 and 2006, we derived approximately 50% of our revenue from outside the United States; in the future, we expect our overall orders and revenue targets will continue to depend on substantial contributions from customers outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any deterioration of foreign economies or foreign currency exchange rates would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

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

Our cash equivalent and short-term investment portfolio as of July 31, 2008 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.  The policy sets forth credit quality standards and limits our exposure to any one issuer.   As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns.  As of July 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was less than 1% of total cash, cash equivalents and short-term investments, which we do not consider to be material. As of July 31, 2008, we had no impairment charge associated with our short-term investment portfolio.  However, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will not have other than temporary impairment.

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

Our success depends in part upon protecting our proprietary technology. To protect this technology, we rely on agreements with customers, employees and others and on intellectual property laws worldwide. We can provide no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Moreover, some foreign countries do not currently provide effective legal protection for intellectual property; our ability to prevent the unauthorized use of our products in those countries is therefore limited. We have a policy of aggressively pursuing action against companies or individuals that wrongfully appropriate or use our products and technologies.  For example, we engage in anti-piracy efforts against certain companies located in China.   However, there can be no assurance that these actions will be successful. If we do not obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, or cannot fully defend our intellectual property rights in some jurisdictions, our business, financial condition and results of operations would be materially and adversely affected. In addition, intellectual property litigation is lengthy, expensive and uncertain and legal fees related to such litigation may reduce our net income.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Synopsys’ Board of Directors approved a $500 million stock repurchase program on December 1, 2004, which was replenished to $500 million on March 22, 2007.  Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors. Synopsys did not repurchase any shares of common stock under the program during the three months ended July 31, 2008 and, as of such date, an aggregate of approximately $259.7 million remained authorized for future purchases.

See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.50*	Form of Amended And Restated Executive Change Of Control Severance Benefit Plan dated May 28, 2008.

10.51*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus. (3)

10.52*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan. (3)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*                                       This exhibit is a management contract or compensatory plan or arrangement.

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

(3)                                Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on June 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

By:	/s/ Brian M. Beattie
Brian M. Beattie
Chief Financial Officer
(Principal Financial Officer)

Date: September 9, 2008

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Synopsys, Inc. (1)

3.2	Restated Bylaws of Synopsys, Inc. (2)

4.1	Reference is made to Exhibit 3.1 and 3.2.

10.50*	Form of Amended And Restated Executive Change Of Control Severance Benefit Plan dated May 28, 2008.

10.51*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus. (3)

10.52*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan. (3)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*                                       This exhibit is a management contract or compensatory plan or arrangement.

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

(3)                                Incorporated by reference from the like described exhibit to Synopsys’ Current Report on Form 8-K (Commission File No. 000-19807) filed with the Commission on June 3, 2008.