Form 10-K
period 2008-10-31
SYNOPSYS INC
filed 2008-12-22
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended October 31, 2008
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

          Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $2,463,186,598. Aggregate market value excludes an aggregate of 37,250,499 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

          On December 10, 2008, 141,976,386 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement relating to the registrant's 2009 Annual Meeting of Stockholders, scheduled to be held on February 27, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year ended October 31, 2008

i

PART I

        This Annual Report on Form 10-K (this Form 10-K), and in particular Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements include, but are not limited to, statements concerning: our business, product and platform strategies, expectations regarding previous and future acquisitions; completion of development of our unfinished products, or further development or integration of our existing products; continuation of current industry trends towards vendor consolidation; expectations regarding our license mix; expectations regarding customer interest in more highly integrated tools and design flows; expectations of the success of our intellectual property and design for manufacturing initiatives; expectations concerning recent completed acquisitions; expectations regarding the likely outcome of the Internal Revenue Service's proposed net tax deficiencies for fiscal years 2000 through 2004 and other outstanding litigation; expectations that our cash, cash equivalents and short-term investments and cash generated from operations will satisfy our business requirements for the next 12 months; and our expectations of our future liquidity requirements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, including, without limitation, those identified below in Part I, Item 1A of this Form 10-K. The words "may," "will," "could," "would," "anticipate," "expect," "intend," "believe," "continue," or the negatives of these terms, or other comparable terminology and similar expressions identify these forward-looking statements. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

        Fiscal Year End. Our fiscal year ends on the Saturday nearest October 31. For 2008, November 1, 2008 was the fiscal year end. For presentation purposes in this Form 10-K, in general we refer to October 31 as the end of a fiscal year.

Item 1.    Business

Introduction

        Synopsys, Inc. (Synopsys) is a world leader in electronic design automation (EDA) software and related services for semiconductor design companies. We deliver technology-leading semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, we provide intellectual property (IP), system-level design hardware and software products, and design services to simplify the design process and accelerate time-to-market for our customers. Finally, we provide software and services that help customers prepare and optimize their designs for manufacturing.

        We incorporated in 1986 in North Carolina and reincorporated in Delaware in 1987. Our headquarters are located at 700 East Middlefield Road, Mountain View, California 94043, and our telephone number there is (650) 584-5000. We have more than 60 offices worldwide.

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

        Combined, these advances in semiconductor technology have enabled the development of lower-cost, higher-performance computers, wireless communications networks, hand held devices, internet routers and a wealth of other electronic devices. Each advance, however, has introduced new challenges for all participants in semiconductor production, from designers and manufacturers to equipment manufacturers and EDA software suppliers, such as Synopsys.

        These technological challenges have been accompanied by significant business challenges, increased globalization leading customers to source their products in lower cost areas, and consumer demand for cheaper and more advanced products.

        We believe Synopsys is well positioned to help our customers meet these multi-faceted challenges. We have a broad portfolio of solutions that are highly integrated to solve our customers' most advanced technological problems. We have a large number of global service and support engineers that help our customers complete their chip designs. We believe our combination of advanced technology and global scale, along with our solid business execution, gives us a competitive advantage.

The IC Design Process

        EDA software enables designers to create complex semiconductors. In simplified form, the IC design process consists of the steps described below.

         System Design.    The first step in a typical IC Design is determining the features and specifications of the chip, its overall architecture, and the division of device functionality between hardware and software. Once the architecture is created and the division between hardware and software made, software engineers develop the embedded software applications that drive an increasing proportion of the device functionality, while the chip designers develop the functionality and configuration of the semiconductor itself.

         Register Transfer Level (RTL) Design.    RTL design is the process of capturing the intended design functionality created at the system level using a specialized high level computer language, typically SystemVerilog, Verilog or VHDL.

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

         Rapid Prototyping.    Rapid prototyping is a form of functional verification that uses hardware to accelerate verification in order to accommodate these significant demands. It is also used to accelerate the development of embedded software by software engineers by essentially providing a "prototype" of the chip well before the chip is completed—allowing software development to begin many months earlier than would otherwise be the case.

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

        In addition, smaller and smaller chip feature sizes require designers to take manufacturing issues into account earlier in the production process than ever before. Synopsys has invested heavily in manufacturing-related technologies that help ensure designs are still able to be manufactured after delivery to the fabrication facility at an acceptable yield.

        Also, many hardware products contain increasingly complex embedded software components that must be developed after the chip is designed. We offer system-level products that permit designers to develop such software earlier in the IC design process, speeding overall development time.

        In addition, designers are under increasing pressure to release their products commercially more quickly than ever before as a result of accelerating global competition. We address this issue by making available a large portfolio of high quality, pre-verified standards-based and other IP, which designers can use to complete their design faster and with greater confidence.

        Finally, designers rely on assistance from EDA engineers to help them complete their chips on time and with high quality. We help customers with both design services and application engineer support.

        Our strategy is to help our customers get their products to market quickly and efficiently. In order to remain at the leading edge of technology development, we believe it is important to continually invest in research and development, as well as targeted acquisitions. We also believe that offering customer support on a global basis is instrumental to addressing our customers' needs.

Products and Services

        Our products and services are divided into five common groupings: Galaxy™ Design Platform and Discovery™ Verification Platform (which are typically sold and reported together as Core EDA), Intellectual Property (IP) and System-Level Solutions, Manufacturing Solutions, and Professional Services.

  Galaxy Design Platform

        Our Galaxy Design Platform provides our customers with a single, integrated IC design solution which includes industry-leading individual products and which incorporates common libraries and consistent timing, delay calculation and constraints throughout the design process. The platform uses our open Milkyway database and allows designers the flexibility to integrate internally developed and third-party tools. With this advanced functionality, common foundation and flexibility, our Galaxy Design platform helps reduce design times, decrease integration costs and minimize the risks inherent in advanced, complex IC designs. Our solutions span both digital and analog/mixed-signal designs.

        The Galaxy Design Platform includes:

  •
  Design Compiler® logic synthesis product used by a broad range of IC design companies to optimize their designs for performance and area.

  •
  Synplify synthesis product used to optimize designs of field programmable gate arrays (FPGAs) for performance and area.

  •
  IC Compiler physical design solution, which unifies previously separate digital IC design operations by providing concurrent physical synthesis, clock-tree synthesis, routing, yield optimization and sign-off correlation and delivering significant improvements in design performance and productivity.

  •
  Galaxy Custom Designer physical design solution for analog, mixed-signal designs, launched in September 2008, developed to work with IC Compiler—allowing exchange of vital information during the design process and enhancing productivity.

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

  Discovery Verification Platform

        Our Discovery Verification platform combines our simulation and verification products and design-for-verification methodologies, and provides a consistent control environment to help significantly improve the speed, breadth and accuracy of our customers' verification efforts. Our solutions span both digital and analog/mixed-signal designs.

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

  Intellectual Property (IP) and System-Level Solutions

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

  •
  VCS Verification Library, which supports SystemVerilog and coverage-driven, constrained-random verification, is one of the industry's most comprehensive libraries of verification IP for the most important industry connectivity protocol standards, including USB, PCI, Serial ATA, Ethernet, AMBA and OCP.

  •
  DesignWare Cores are pre-designed and pre-verified digital logic and mixed-signal blocks that implement important industry connectivity protocol standards, including USB, certified Wireless USB, PCI, Serial ATA, DDR2, Ethernet and mobile storage standards.

        Synopsys' System-Level Solutions currently enable customers to, among other things, accelerate verification and embedded software development. These solutions include:

  •
  Virtual platforms that are fully functional software models of embedded systems, enabling pre-silicon software development and software-driven system validation.

  •
  Innovator is an integrated tool environment for developing, running and debugging virtual platforms. The DesignWare System-Level Library provides transaction-level models for the creation of virtual platforms.

  •
  Confirma rapid prototyping system, a combination of hardware and software, which accelerates functional verification of large designs and can be used to accelerate development of embedded software on devices, thereby speeding a customer's time to market.

  Manufacturing Solutions

        Our Manufacturing Solutions products and technologies address the mask-making and yield enhancement of very small geometry IC, as well as very high-level modeling of physical effects within the ICs. Our Manufacturing Solutions grouping includes the following products:

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

  •
  Yield Management products allow access to fab data to help accelerate the process by which customers identify, characterize and eliminate sources of failure throughout the design process.

  Professional Services and Other

        Synopsys provides a broad portfolio of consulting and design services covering all critical phases of the SoC development process. These services are tightly aligned with our products and solutions to advance customers' learning curves, help develop and deploy advanced methodologies, and accelerate the implementation of their chips. We offer customers a variety of engagement models to address their project-specific and long-term needs, from on-site assistance to full turnkey development. Synopsys also provides a range of customer education services.

Customer Service and Technical Support

        A high level of customer service and support is critical to the adoption and successful use of our products. We provide technical support for our products through both field-based and corporate-based application engineering teams. Customers who purchase Technology Subscription Licenses (TSLs) receive software maintenance services bundled with their license fee. Customers who purchase term licenses and perpetual licenses may purchase these services separately. See Product Sales and Licensing Agreements below.

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

Product Warranties

        We generally warrant our products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for our software products and for up to one year for our hardware products. We also typically provide our customers limited indemnities with respect to claims that their use of our design and verification software products infringe on United States patents, copyrights, trademarks or trade secrets. We have not experienced material warranty or indemnity claims to date, although we are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company.

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

        Synopsys' products support more than 60 standards, including the most commonly used hardware description languages: SystemVerilog, Verilog, VHDL, and SystemC. Our products utilize numerous industry standard data formats, application programming interfaces, and databases for the exchange of design data among our tools, other EDA vendors' products, and applications that customers develop internally. We also comply with a wide range of industry standards within our IP product family to ensure usability and interconnectivity.

Sales, Distribution and Backlog

        We market our products and services primarily through direct sales in the United States and principal foreign markets. We typically distribute our software products and documentation to customers electronically, but provide physical media (i.e., CD-ROMs) when requested by the customer.

        We maintain sales/support centers throughout the United States. Outside the United States, we maintain sales, support or service offices in Canada, multiple countries in Europe, Israel, Japan, and other countries in Asia. Our foreign headquarters is located in Dublin, Ireland. Our offices are further described under Part I, Item 2. Properties.

        In fiscal 2008, 2007 and 2006, an aggregate of 50%, 50% and 49%, respectively, of Synopsys' total revenue was derived from sales outside of the United States. Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data and is included herein.

        Synopsys' aggregate backlog was approximately $2.6 billion on October 31, 2008, representing a 4% increase from backlog of $2.5 billion on October 31, 2007. This increase is primarily due to the strength of the Japanese yen against the U.S. dollar. Aggregate backlog represents the portion of committed orders that has not yet been recognized as revenue. We expect backlog to fluctuate from year to year for several reasons, including specific timing and duration of large customer agreements and the schedule of when portions of that backlog are recognized as revenue. As an illustration, for a single customer contract, associated backlog is high at the beginning of a renewable contract, low just prior to renewal of the contract and high again when the contract is renewed. Low backlog attributable to a particular contract is typically associated with an impending renewal and may not be an indicator of likelihood of renewal or future revenue from such customer. Accordingly, we expect aggregate backlog to fluctuate from year to year depending upon the number and dollar amount of contracts at particular stages in their renewal cycle and such fluctuations are not a reliable indicator of future sales. Furthermore, backlog, particularly longer-term backlog, may not be a reliable predictor of our future sales as business conditions may change and technologies may evolve, and customers may seek to renegotiate their arrangements. For this and other reasons, we may not be able to recognize expected revenue from backlog when anticipated. We have not historically experienced material order cancellations.

        The following table summarizes the revenue attributable to our five common groupings, or platforms, established for management reporting purposes as a percentage of total revenue for the last three fiscal years. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance revenue, which represented approximately 5%, 6% and 9% of our total revenue in fiscal 2008, 2007 and 2006, respectively, to the products to which those support services related.

	FY 2008	FY 2007	FY 2006
Core EDA(1)	75%	75%	76%
Intellectual Property and System-Level Solutions	8%	8%	8%
Manufacturing Solutions	12%	12%	11%
Professional Services and Other	5%	5%	5%

Consolidated	100%	100%	100%

    (1)
    Core EDA is comprised of our Galaxy Design Platform and Discovery Verification Platform.

        Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for approximately 11% of our total revenue for each of fiscal 2008, 2007 and 2006.

Research and Development

        Our future performance depends in large part on our ability to further integrate our design and verification platforms and to expand our manufacturing, IP and system-level product offerings. Research and development on existing and new products is primarily conducted within each product group. We also look to targeted acquisitions to augment our own research and development efforts.

        During fiscal 2008, 2007 and 2006, research and development expenses, excluding capitalized software development costs, were $394.7 million, $379.2 million and $370.6 million, respectively. Synopsys' capitalized software development costs were approximately $3.0 million, $2.3 million and $3.5 million in fiscal 2008, 2007 and 2006, respectively.

Competition

        The EDA industry is highly competitive. We compete against other EDA vendors and against our customers' own design tools and internal design capabilities. In general, we compete principally on technology leadership, product quality and features (including ease-of-use), license terms, post-contract customer support, interoperability with our own and other vendors' products, price and payment terms.

        Our competitors include EDA vendors that offer varying ranges of products and services, primarily Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with other EDA vendors, including continual new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers' internally developed design tools and capabilities. No one factor drives an EDA customer's buying decision, and we compete on all fronts to capture a higher portion of our customers' budget.

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

Proprietary Rights

        Synopsys primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect its proprietary rights. We have a diversified portfolio of more than 700 patents issued and more than 400 pending patent applications in the United States and in foreign jurisdictions. Our issued patents have expiration dates through 2026. Our patents and pending patent applications primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We currently hold United States and foreign patents on some of the technologies included in our products and will continue to pursue additional patents in the future. We are not significantly dependent upon any single patent, copyright, trademark or license with respect to our proprietary rights.

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

Employees

        As of October 31, 2008, Synopsys had 5,691 employees, of which 2,856 were based in the United States.

Acquisitions in Fiscal 2008

        For information about acquisitions we completed during fiscal 2008, please see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Note 3 of Notes to Consolidated Financial Statements which information is included herein.

Executive Officers and Additional Members of Management of the Registrant

        The executive officers of Synopsys and their ages as of December 12, 2008, were:

Name	Age	Position
Aart J. de Geus	54	Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	59	President and Chief Operating Officer
Brian M. Beattie	55	Chief Financial Officer
Brian E. Cabrera	43	Vice President, General Counsel and Secretary
Joseph W. Logan	49	Senior Vice President, Worldwide Sales

        Aart J. de Geus co-founded Synopsys and has served as Chairman of the Board of Directors since February 1998 and Chief Executive Officer since January 1994. Since the inception of Synopsys in December 1986, he has held a variety of positions at Synopsys, including Senior Vice President of Engineering and Senior Vice President of Marketing. Dr. de Geus has served as a Director since 1986, and served as Chairman of the Board from 1986 to 1992 and as President from 1992 to 1998. From 1982 to 1986, Dr. de Geus was employed by General Electric Corporation, where he was the Manager of the Advanced Computer-Aided Engineering Group. Dr. de Geus holds an M.S.E.E. from the Swiss Federal Institute of Technology in Lausanne, Switzerland and a Ph.D. in Electrical Engineering from Southern Methodist University.

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

        Brian M. Beattie has served as Chief Financial Officer since January 2006. From October 1999 to January 2006, he was Executive Vice President of Finance and Administration and Chief Financial Officer of SupportSoft, Inc. From May 1998 to May 1999, he served as Vice President of Finance, Mergers and Acquisitions of Nortel Networks Corporation. From July 1996 to April 1998, Mr. Beattie served as Group Vice President of Meridian Solutions of Nortel Networks Corporation. From February 1993 to June 1996, Mr. Beattie served as Vice President of Finance, Enterprise Networks, for Nortel Networks Corporation. Mr. Beattie holds a Bachelor of Commerce and an M.B.A. from Concordia University in Montreal.

        Brian E. Cabrera has served as Vice President, General Counsel and Secretary since June 2006. From August 1999 to June 2006, he held various positions with Callidus Software, most recently as Senior Vice President, General Counsel and Secretary and prior to 2004 as General Counsel and Vice President of Operations and Human Resources. Prior to Callidus, Mr. Cabrera held senior legal positions at PeopleSoft, Netscape Communications, and Silicon Graphics. Mr. Cabrera holds a Bachelor of Arts in Political Science and Philosophy and a Masters in Public Administration from the University of Southern California, as well as a Juris Doctorate from the University of Southern California Law School.

        Joseph W. Logan has served as Senior Vice President of Worldwide Sales since September 2006. Previously, he was head of sales for the North America East region from September 2001 to September 2006. Prior to Synopsys, Mr. Logan was head of North American Sales and Support at Avant! Corporation. Mr. Logan holds a B.S.E.E. from the University of Massachusetts, Amherst.

        There are no family relationships among any Synopsys executive officers or directors.

        Certain additional members of management of Synopsys and their ages as of December 12, 2008, were:

Name	Age	Position
John Chilton	51	Senior Vice President, Marketing and Business Development Group
Janet S. Collinson	48	Senior Vice President, Human Resources and Facilities
Antun Domic	57	Senior Vice President and General Manager, Implementation Group
Manoj Gandhi	48	Senior Vice President and General Manager, Verification Group
Deirdre Hanford	46	Senior Vice President, Global Technical Services
Fu-Hwa (Howard) Ko	53	Senior Vice President and General Manager, Silicon Engineering Group
Joachim Kunkel	50	Vice President and General Manager, Systems and IP Group
Sheng-Chun (Paul) Lo	49	Senior Vice President and General Manager, Analog/Mixed Signal Group
Gary Meyers	44	Vice President and General Manager, Synplicity Business Group

        John Chilton has served as Senior Vice President of the Marketing and Business Development Group since September 2006. Previously, he was Senior Vice President and General Manager of the Solutions Group from August 2003 to September 2006 and Senior Vice President and General Manager of the IP and Design Services Business Unit from 2001 to August 2003. From 1997 to 2001, Mr. Chilton served as Vice President and General Manager of the Design Reuse Business Unit. Mr. Chilton holds a B.S.E.E. from University of California at Los Angeles and an M.S.E.E. from the University of Southern California.

        Janet S. Collinson has served as Senior Vice President of Human Resources and Facilities since August 2003. Previously, she was Vice President of Real Estate and Facilities from September 1999 to August 2003 and Director of Facilities from January 1997 to September 1999. Ms. Collinson holds a B.S. in Business Administration from California State University, Fresno.

        Antun Domic has served as Senior Vice President and General Manager of the Implementation Group since August 2003. Previously, he was Vice President and General Manager of the Nanometer Analysis and Test Group from 1999 to August 2003. Dr. Domic joined Synopsys in April 1997, having previously worked at Cadence Design Systems and Digital Equipment Corporation. Dr. Domic holds a B.S. in Mathematics and Electrical Engineering from the University of Chile in Santiago, Chile, and a Ph.D. in Mathematics from the Massachusetts Institute of Technology.

        Manoj Gandhi has served as Senior Vice President and General Manager of the Verification Group since August 2000. Previously, he was Vice President and General Manager of the Verification Tools Group from July 1999 to August 2000 and Vice President of Engineering from December 1997 until July 1999. Mr. Gandhi holds a B. Tech. in Computer Science and Engineering from the Indian Institute of Technology, Kharagpur and an M.S. in Computer Science from the University of Massachusetts, Amherst.

        Deirdre Hanford has served as Senior Vice President of Global Technical Services since September 2006. Previously, she was Senior Vice President of Worldwide Applications Services from December 2002 to September 2006 and Senior Vice President of Business and Market Development from

September 1999 to December 2002. Prior to that, Ms. Hanford served as Vice President of Sales for Professional Services from October 1998 to September 1999 and as Vice President of Corporate Applications Engineering from April 1996 to September 1999. Ms. Hanford is a member of the national board of directors and immediate past chairperson of the American Electronics Association. Ms. Hanford holds a B.S.E.E. from Brown University and an M.S.E.E. from University of California at Berkeley.

        Fu-Hwa (Howard) Ko has served as Senior Vice President and General Manager of the Silicon Engineering Group since May 2008. From June 2002 to May 2008, he served as Vice President, Asia Pacific Sales. In June 2002, Dr. Ko joined Synopsys with our acquisition of Avant! Corporation, where he had served as executive operating officer from July 2001 to June 2002. Previously, he was general manager of Avant!'s mixed technology division and head of the system product line. Dr. Ko has also held vice president and other senior management roles at Analogy, Inc. and Mentor Graphics Corporation. Dr. Ko holds a B.S. in Electrical Engineering from the National Taiwan University and a Ph.D. in Electrical Engineering and Computer Science from the University of California at Berkeley.

        Joachim Kunkel has served as the Vice President and General Manager of the Solutions Group of Synopsys since September 2006. Previously, he served in a number of senior positions at Synopsys, including Vice President of Engineering of the Solutions Group from August 2003 to September 2006, Vice President of Marketing of the IP and Design Services Business Unit from May 2002 to August 2003, and Vice President and General Manager of the System-Level Design Business Unit from October 1998 to May 2002. Mr. Kunkel holds an M.S. in Electrical Engineering from the Aachen University of Technology.

        Sheng-Chun (Paul) Lo has served as Senior Vice President and General Manager of the Analog/Mixed Signal Group since September 2006. Previously, he was Vice President of Engineering of the Implementation Group from November 2002 to September 2006 and Senior Vice President of International Strategy from June 2002 to November 2002. In June 2002, Dr. Lo joined Synopsys with our acquisition of Avant! Corporation, where he had served as President from July 2001 to June 2002 and had held a variety of positions, including Chief Operating Officer, Head of Engineering, Head of Asia Engineering and key Architect in product development. Dr. Lo has also held positions at Cadence Design Systems, Quickturn Design Systems, and Hughes Aircraft Microelectronics Center. Dr. Lo holds a B.S.E.E. from the National Taiwan University and an M.S. and a Ph.D. in Electrical Engineering from the University of Southern California.

        Gary Meyers has served as Vice President and General Manager of the Synplicity Business Group since May 2008. Mr. Meyers joined Synopsys with our acquisition of Synplicity, Inc., where he served as President and Chief Executive Officer since October 2004. Mr. Meyers joined Synplicity in January 1998 and served as its President and Chief Operating Officer from August 2004 to October 2004 and as its Vice President, Worldwide Sales from November 1999 to October 2004. He has also held senior sales and marketing management roles at LSI Logic Corp. Mr. Meyers currently serves on the Board of Directors of Exar Corporation, and holds a B.S.E.E from the University of Maryland and an M.B.A. from the University of California at Los Angeles.

        During fiscal 2008, each of the above-named additional members of management was also an "officer" as defined in Rule 16a-1(f) promulgated under Section 16 of the Securities Exchange Act of 1934, as amended.

Item 1A.    Risk Factors

        We describe our business risk factors below.

        The current severe downturn and uncertainty in the global economy in general and weakness in the semiconductor and electronics industries in particular may harm our business and operating results.

        The worldwide economy is currently undergoing unprecedented turmoil amid stock market volatility, tightening of credit markets, concerns of inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and business insolvencies. This turmoil and the uncertainty about future economic conditions could negatively impact our customers and, among other things, postpone their decision-making, decrease their spending and jeopardize or delay their ability or willingness to make payment obligations, any of which could adversely affect our business. Uncertainty about current global economic conditions could also cause volatility of our stock price. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery.

        In addition, the semiconductor and electronics industries are cyclical in nature and are currently experiencing a severe downturn. The EDA industry has been adversely affected by many factors, including the current global downturn, ongoing efforts by semiconductor and electronics companies to reduce their spending, uncertainty regarding their long-term growth rate and underlying financial health, excess EDA tool capacity and increased competition. These factors could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

        If the general economy and the semiconductor and electronics industries do not improve, our business, financial condition and results of operations could be harmed.

        Customer payment defaults or related issues could harm our operating results.

        The majority of our backlog consists of customer payment obligations not yet due that are attributable to software we have already delivered. A significant portion of revenue we recognize in any period comes from backlog and is dependent upon our receipt of cash. Although customer payment obligations are not cancelable, we will not achieve expected revenue and cash flow if customers default, declare bankruptcy, or otherwise fail to pay amounts owed. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Though we have not, to date, experienced a material level of defaults or renegotiation requests, if the current economic downturn is prolonged, our customers' financial condition and in turn their ability or willingness to fulfill their contractual and financial obligations could be adversely affected. If payment defaults by our customers significantly increase or we experience significant reductions in existing contractual commitments, our operating results would be harmed.

        If we do not successfully compete in the EDA industry our business and financial condition will be harmed.

        We compete with EDA vendors that offer varying ranges of products and services, primarily Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with other EDA vendors, including continual new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers' internally developed design tools and capabilities. We compete principally on technology leadership, product quality and features (including ease-of-use), license terms, post contract customer support, interoperability with our own and other vendors' products, price and payment terms. Specifically, we believe the following competitive factors affect our success:

  •
  Technology in the EDA industry evolves rapidly and in order to be successful we must maintain technology leadership. Accordingly, we must successfully anticipate and lead critical developments, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products.

  •
  We believe that in order to be successful we must offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance. We have invested significant resources into the development of our Galaxy Design Platform, integration of our Discovery Verification Platform and enhancement of our SystemVerilog and other advanced features and development of our Manufacturing Solutions and our IP and systems portfolios. Customers may not find these tool and IP configurations more attractive than our competitors' offerings and our efforts to balance the interests of integration versus individual product performance may not be successful.

  •
  Some EDA vendors are increasingly offering discounts, which could be significant, as price continues to be a competitive consideration for our customers. If we do not match or are unable to match a competitor's pricing for a particular solution or if we are unable to otherwise enhance the value of our offering, we may lose business, which would result in lost revenue and could harm our operating results, particularly if the customer chooses to consolidate all or a substantial portion of their other EDA purchases with the competitor.

  •
  We believe that in order to compete effectively, we need to enhance the value of our offering by providing additional rights such as multiple copies of the tools, post-contract customer support, expanded license usage related to duration, location and quantity, contractor and site access, future purchase rights and the ability to purchase pools of technology. If we do not match or are unable to match a competitor's offering, we may lose business, which would result in lost revenue and could harm our operating results.

  •
  Payment terms are aggressively negotiated by our customers and affect our competitive position. Payment terms on time-based licenses have generally lengthened over time. Longer payment terms could continue in the future, which could negatively affect our future revenue and operating cash flow.

  •
  The EDA industry is subject to continual consolidation. We and our competitors have historically acquired businesses and technologies to complement and expand our respective product offerings. If any of our competitors consolidate or acquire businesses and technologies which we do not offer they may be able to exert even greater competitive pressure by offering a more complete or larger technology portfolio, a larger support and service capability, or lower prices.

  •
  Despite the complexity of the EDA market, entry and expansion into the EDA market by new and existing companies can and does occur, and could make it more difficult to compete successfully.

        In addition, new competitive factors may emerge from time to time. If we fail to successfully compete as described above or fail to address new competitive forces our business will be harmed.

        Lack of growth in new IC design starts, industry consolidation and other potentially long-term trends may adversely affect the EDA industry, including demand for our products and services.

        The increasing complexities of SoCs and ICs, and customers' concerns about managing costs and risks have also led to the following potentially long-term negative trends in our industry:

  •
  The number of IC design starts has remained flat during the last several years. New IC design starts are one of the key drivers of demand for EDA software.

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

  •
  Industry changes, plus the cost and complexity of IC design, may be leading some companies in these industries to limit their design activity in general, to focus only on one discrete phase of the design process while outsourcing other aspects of the design.

        All of these trends, if sustained, could harm the EDA industry, including the demand for our products and services, which in turn would harm our financial condition and results of operations.

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

        On July 11, 2008, we received a Revenue Agent's Report in which the Internal Revenue Service, or IRS, proposed an adjustment that would result in an aggregate tax deficiency for fiscal 2002 through 2004 of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax credits that would otherwise be available either as refund claims or to offset taxes due in future periods. In August 2008, we filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS. An adverse outcome of this matter could result in significant tax expense and harm our results of operations and financial condition.

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

        We have operations both in the United States and in multiple foreign jurisdictions with a wide range of statutory tax rates. Certain foreign operations are subject to temporary favorable foreign tax rates. Therefore, any changes in our geographical earning mix in various tax jurisdictions, including those resulting from transfer pricing adjustments and expiration of or amendments to foreign tax rulings, could materially increase our effective tax rate. Furthermore, we maintain deferred tax assets related to federal foreign tax credits and our ability to use these credits is dependent upon having sufficient future foreign source income in the United States. Changes in our forecasts of such future foreign source income could result in an adjustment to the deferred tax asset and a related charge to earnings which could materially affect our financial results.

        Our revenue and earnings fluctuate and if our financial results fail to meet stockholder expectations our stock price could decline.

        Many factors affect our revenue and earnings, including customer demand, license mix, the timing of revenue recognition on products and services sold, causing our revenue and earnings results to fluctuate. Accordingly, stockholders should not view our historical results as necessarily indicative of our future performance.

        From time to time, we provide targets related to our future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. Downward adjustments of our targets or the failure to meet our targets or the expectations of research analysts could cause the market price of our common stock to decline.

        Some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods include, but are not limited to:

  •
  The market for EDA products is dynamic and depends on a number of factors including consumer demand for our customers' products, customer research and development and EDA budgets, pricing, our competitors' product offerings and customer design starts. It is difficult to predict in advance the effect of these and other factors on our customers' demand for our products on a medium or long term basis. As a result, actual future customer purchases could differ materially from our forecasts which, in turn, could cause our actual revenue to be materially different than our publicly disclosed targets.

  •
  We base our operating expenses in part on our expectations for future revenue and generally must commit to expense levels in advance of revenue being recognized. Since only a small portion of our expenses varies with revenue, any revenue shortfall typically causes a direct reduction in net income.

  •
  Our revenue and earnings targets over a number of fiscal periods assume a certain level of orders and a certain mix between upfront and time-based license revenue. The amount of orders received and changes in the mix due to factors such as the level of overall license orders, customer demand, customer payment terms and ship dates could result in lower revenue and harm our operating results. For example, if we ship more licenses generating upfront revenue than expected during any given fiscal period, our revenue and earnings for that period could be above our targets even if orders are below target; conversely, if we ship fewer licenses generating upfront revenue than expected, our revenue and earnings for that period could fall below our targets even if orders meet or even exceed our target. Similarly, if we receive a lower-than-expected level of license orders generating time-based revenue during a given period, our revenue in future periods could be negatively affected.

  •
  We may be required to implement a number of cost control measures in order to meet our externally-communicated financial targets, any of which could fail to result in the anticipated cost savings or could harm our business.

  •
  We often amend our contracts with our customers to extend the term or add new products. Although these amendments can provide a longer-term payment stream from the customers,

    they can also result in a lower amount of revenue being recognized per year than under the original arrangement even if the total value of the extended contract is larger.

  •
  Certain of our license agreements provide customers the right to re-mix a portion of the software initially subject to the license for other specified Synopsys products. While this practice helps assure the customer's access to the complete design flow needed to manufacture its product, use of these arrangements could result in reduced revenue compared to licensing the individual tools separately.

  •
  In the past, we have regularly received a significant portion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of one or more orders, particularly an order generating upfront revenue, could cause us to have lower revenue and/or earnings for that quarter.

  •
  A large portion of our revenue is derived from a relatively small number of customers. While our agreements with such customers are binding multi-year agreements, if we were to lose these customers or if they did not renew their agreements with us, over time our financial results could be adversely affected.

  •
  We make significant judgments relating to revenue recognition, specifically determining the existence of proper documentation, establishing that the fee is fixed or determinable, verifying delivery of our products and services and assessing the creditworthiness of our customers. While we believe our judgments in these areas are reasonable, there can be no assurance that such judgments will not be challenged in the future. In such an event, we could be required to reduce the amount of revenue we have recognized in prior periods, which would have an adverse impact on our reported results of operations for those periods.

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

  •
  The sales cycle for our products is lengthy. The purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer's organization. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter or the failure to complete a sale after expending resources during the sales cycle could cause our operating results to suffer.

  •
  We rely on third party subcontractors to manufacture our hardware products. Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages and pricing changes. Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with our customers resulting in lower operating results.

        The failure to meet the semiconductor industry's demands for advancing EDA technology and continued cost reductions may harm our financial results.

        SoC and IC functionality continues to increase while feature widths decrease, substantially increasing the complexity, cost and risk of IC design and manufacturing. To address greater complexity, semiconductor designers and manufacturers demand continuous innovation from EDA suppliers. At the same time, as a general business trend, we believe some customers and potential customers are seeking to buy more products from fewer suppliers and at reduced overall prices in an effort to reduce overall cost and risk. In order to succeed in this environment, we must successfully meet our customers' technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs. If we fail to successfully manage these conflicting demands our financial condition and results of operations will be harmed.

        We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results.

        If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development.

        We may not be able acquire businesses or technology and we may not be able to realize the potential financial or strategic benefits of the business acquisitions or strategic investments we complete, which could hurt our ability to grow our business, develop new products or sell our products.

        We have acquired a number of companies or their assets in the past and expect to make additional acquisitions of businesses or technology in the future. We may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets or other risks, which could harm our operating results. We have acquired a number of companies and technologies in recent years, including Synplicity, Inc. in May 2008. In addition to direct costs, acquisitions pose a number of risks, including:

  •
  Potential negative impact on our earnings per share;

  •
  Failure of acquired products to achieve projected sales;

  •
  Problems in integrating the acquired products with our products;

  •
  Difficulties in retaining key employees and integrating them into Synopsys;

  •
  Failure to realize expected synergies or cost savings;

  •
  Regulatory delays;

  •
  Drain on management time for acquisition-related activities;

  •
  Assumption of unknown liabilities, including tax, and unanticipated costs;

  •
  Diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments; and

  •
  Adverse effects on customer buying patterns or relationships.

        While we review proposed acquisitions carefully and strive to negotiate terms that are favorable to us, an acquisition may not positively affect our future performance. If we later determine we cannot use or sell an acquired product or technology, we will be required to write down intangible assets associated with the product or technology which would harm our operating results.

        Conditions of foreign economies, foreign exchange rate fluctuations and the increasingly global nature of our operations could adversely affect our performance.

        During fiscal 2008, 2007 and 2006, we derived approximately 50% of our revenue from outside the United States. We expect our overall orders and revenue targets will continue to depend on substantial contributions from customers outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any deterioration of foreign economies or foreign currency exchange rates would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

        Our operating results are also affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when the U.S. dollar weakens relative to other currencies, including the Euro, the Japanese yen and the Canadian dollar, as a result of the conversion of expenses of our foreign operations denominated in foreign currencies into the dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge most foreign currency exposures of our business, we are unable to hedge all of our currency exposures, and our hedging activities may not completely mitigate our foreign currency risks.

        In addition, we have expanded our non-U.S. operations significantly in the past several years. While the increased international presence of our business creates the potential for cost reductions and higher international sales, this strategy also requires us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations performing complex software development projects and ensure intellectual property protection outside of the United States. If we fail to effectively manage our global operations our business and results of operations will be harmed.

        Our operations and sales to customers internationally subject us to a number of additional risks, including:

  •
  international economic and political conditions, such as political tensions between countries in which we do business;

  •
  unexpected changes in, or impositions of, legislative or regulatory requirements;

  •
  difficulties in complying with a variety of foreign laws and regulatory requirements;

  •
  differing legal standards with respect to protection of intellectual property and employment practices;

  •
  our inability to adapt to cultural differences in the conduct of business;

  •
  inadequate local infrastructure that could result in business disruptions;

  •
  exporting or importing issues related to export or import restrictions, tariffs, quotas and other trade barriers and restrictions;

  •
  financial risks such as longer payment cycles, difficulty in collecting accounts receivable and fluctuations in currency exchange rates;

  •
  imposition of additional taxes and penalties; and

  •
  other factors beyond our control such as terrorism, civil unrest, war and infectious diseases.

        Our investment portfolio may be impaired by further deterioration of the capital markets.

        Our cash equivalent and short-term investment portfolio as of October 31, 2008 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of October 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was close to 0% of total cash, cash equivalents and short-term investments, which we do not consider to be material. As of October 31, 2008, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may suffer other than temporary impairments in future periods.

        We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as "available-for-sale" under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as "available-for-sale," no gains or losses are realized in our consolidated statements of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders' equity, net of tax.

        From time to time we are subject to claims that our products infringe on third party intellectual property rights.

        Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party's intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. We are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously defend against it.

        These types of claims can, however, result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

        If we fail to protect our proprietary technology our business will be harmed.

        Our success depends in part upon protecting our proprietary technology. We rely on agreements with customers, employees and others and on intellectual property laws worldwide to protect our proprietary technology. These agreements may be breached, and we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors. Moreover, some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. We aggressively pursue action against companies or individuals that wrongfully appropriate or use our products and technologies. We engaged in anti-piracy efforts against certain companies located in China; but these actions may not be successful. We may need to commence litigation or other legal proceedings in order to:

  •
  assert claims of infringement of our intellectual property;

  •
  protect our trade secrets or know-how; or

  •
  determine the enforceability, scope and validity of the propriety rights of others.

        If we do not obtain or maintain appropriate patent, copyright or trade secret protection, for any reason, or cannot fully defend our intellectual property rights in some jurisdictions, our business and operating results would be harmed. In addition, intellectual property litigation is lengthy, expensive and uncertain and legal fees related to such litigation will increase our operating expenses and may reduce our net income.

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

        In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal control over financial reporting and our auditors to render an opinion as to the effectiveness of our internal control over financial reporting in our annual reports. This effort has required, and will continue to require in the future, the commitment of significant financial and managerial resources. Any failure to complete a favorable assessment and obtain an unqualified opinion from our independent registered public accounting firm could cause our stock price to decline.

        There are inherent limitations on the effectiveness of our controls.

        We do not expect that our disclosure controls or control system will prevent all error and all fraud. Regardless of how well designed and operated it is, a control system can provide only reasonable assurance that its objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

        If we fail to timely recruit and retain key employees our business be harmed.

        To be successful, we must attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense. Our employees are often recruited aggressively by our competitors and our customers. Any failure to recruit and retain key technical, sales and managerial employees would harm our business, results of operations and financial condition.

        We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. We face pressure from stockholders, who must approve any increases in our equity pool, to limit the use of such equity based compensation and its dilutive effect on stockholders. In addition, we are required under U.S. GAAP to recognize compensation expense in our results from operations for employee equity grants and our employee stock purchase plan which has increased the pressure to limit equity-based compensation. These factors may make it more difficult for us to grant attractive equity-based packages in the future, which could adversely impact and limit our ability to attract and retain key employees.

        Product errors or defects could expose us to liability and harm reputation and we could lose market share.

        Despite extensive testing prior to releasing our products, software products frequently contain errors or defects, especially when first introduced, when new versions are released or when integrated with technologies developed by acquired companies. Product errors could affect the performance or interoperability of our products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance or perception of our products. In addition, allegations of IC manufacturability issues resulting from use of our IP products could, even if untrue, adversely affect our reputation and our customers' willingness to license IP products from us. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose customers, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business and operating results.

        Catastrophic events may disrupt our business and harm our operating results.

        We rely on our network infrastructure and enterprise applications, and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers' orders. Our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. We believe we have developed sufficient disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

United States Facilities

        Our principal offices are located in four adjacent buildings in Mountain View, California, which together provide approximately 400,000 square feet of available space. This space is leased through February 2015. We occupy approximately 200,000 square feet of space in two adjacent buildings in Sunnyvale, California under lease through October 2012, approximately 72,000 square feet of space in a third building in Sunnyvale under lease through April 2012, and approximately 66,000 square feet in a fourth building in Sunnyvale under lease through February 2013. We use these buildings for administrative, marketing, research and development, sales and support activities. In addition, we lease approximately 80,000 square feet of space in Marlboro, Massachusetts for sales and support, research and development and customer education activities. Beginning in January 2009, we will be extending the lease on this property until October 2014 but reducing the amount of space leased to approximately 56,000 square feet. We currently lease 18 other offices throughout the United States, primarily for sales and support activities.

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

International Facilities

        We lease approximately 45,000 square feet in Dublin, Ireland for our foreign headquarters and for research and development purposes. In addition, we lease foreign sales and service offices in Canada, Denmark, Finland, France, Germany, Hong Kong, Hungary India, Israel, Italy, Japan, the Netherlands, the People's Republic of China, Singapore, South Korea, Sweden, Taiwan, the United Arab Emirates and the United Kingdom. We also lease research and development facilities in Armenia, Canada, Chile, France, Germany, India, Japan, the Netherlands, the People's Republic of China, Russia, South Korea, Switzerland, Taiwan, Turkey and the United Kingdom.

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

Item 3.    Legal Proceedings

         IRS Examinations.    See IRS Examinations in Note 9 of Notes to Consolidated Financial Statements for further information regarding IRS examinations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

        Our common stock trades on the Nasdaq Global Select Market under the symbol "SNPS." The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by the Nasdaq Global Select Market.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2008:
High	$27.98	$24.82	$26.61	$24.99
Low	$21.61	$21.13	$23.16	$15.22
2007:
High	$27.49	$28.27	$28.67	$29.11
Low	$21.84	$24.02	$23.60	$22.01

        As of October 31, 2008, we had approximately 456 stockholders of record. To date, we have paid no cash dividends on our capital stock and have no current intention to do so. Our credit facility contains financial covenants requiring us to maintain certain specified levels of cash and cash equivalents. Such provisions could have the effect of preventing us from paying dividends in the future.

Stock Repurchase Program

        The table below sets forth information regarding repurchases of Synopsys' common stock by Synopsys during the three months ended October 31, 2008.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
August 3, 2008 through September 6, 2008	—	$—	—	$259,721,283
Month #2
September 7, 2008 through October 4, 2008	2,444,264	$20.4563	2,444,264	$209,720,710
Month #3
October 5, 2008 through November 1, 2008	—	$—	—	$209,720,710

Total	2,444,264	$20.4563	2,444,264	$209,720,710

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

Performance graph

        The following graph compares the 5-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index and the S&P Information Technology Index. This year's graph also includes the return of the NASDAQ Composite Index. Synopsys believes that because our common stock is traded on the NASDAQ Global Select Market of the NASDAQ Stock Market, the NASDAQ Composite Index is a useful broad equity market index against which to compare the performance of our common stock. Synopsys intends to use the NASDAQ Composite Index as a comparative index going forward. The graph assumes that $100 was invested on October 31, 2003 in us and in each of the indexes and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Synopsys, Inc, The S&P 500 Index, The S&P Information Technology Index and
The NASDAQ Composite Index

*$100 invested on 10/31/03 in stock and index-including reinvestment of dividends. Fiscal year ending October 31.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

        The information presented above in the stock performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

Item 6.    Selected Financial Data

	Fiscal Year Ended October 31,(1)(2)
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Revenue	$1,336,951	$1,212,469	$1,095,560	$991,931	$1,092,104
Income (loss) before provisions for income taxes(3)	218,956	165,799	43,719	(7,789)	91,592
Provision for income taxes(4)	28,978	35,308	18,977	9,325	16,508
Net income (loss)	189,978	130,491	24,742	(17,114)	75,084
Net income (loss) per share :
Basic	1.33	0.91	0.17	(0.12)	0.49
Diluted	1.29	0.87	0.17	(0.12)	0.47
Working capital	413,307	296,463	23,394	130,552	169,904
Total assets	2,742,478	2,617,337	2,157,822	2,133,424	2,087,567
Stockholders' equity(5)	1,528,371	1,436,393	1,163,167	1,210,637	1,258,455

(1)
Synopsys has a fiscal year that ends on the Saturday nearest October 31. Fiscal 2007 was a 53-week fiscal year. Fiscal 2008, 2006, 2005, and 2004 were 52-week years. Fiscal 2009 will be a 52-week fiscal year.

(2)
Includes results of operations from acquired businesses from the date of acquisition which information is included herein. See Note 3 of Notes to Consolidated Financial Statements.

(3)
Includes a $12.5 million litigation settlement award received from Magma Design Automation, Inc. (Magma) during fiscal 2007. See Note 10 of Notes to Consolidated Financial Statements.

(4)
Includes a $17.3 million one time tax benefit from an IRS settlement received in fiscal 2008. See Note 9 of Notes to Consolidated Financial Statements.

(5)
Includes a $14.9 million adjustment to the beginning balance of fiscal 2007 retained earnings as a result of the adoption of Staff Accounting Bulletin No. 108 (SAB 108) and a $5.0 million adjustment to the beginning balance of fiscal 2008 retained earnings as a result of the adoption of FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). See Note 9 of Notes to Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 7 and by the risk factors set forth in Item 1A of this Annual Report. Please also see the cautionary language at the beginning of Part 1 of this Annual Report regarding forward-looking statements.

  Business Environment Summary

        We generate substantially all of our revenue from customers in the semiconductor and electronics industries. Our customers typically fund purchases of our software and services largely out of their research and development (R&D) budgets and, to a lesser extent, their manufacturing and capital budgets. As a result, our customers' business outlook and willingness to invest in new and increasingly complex chip designs affect their spending decisions and vendor selections.

        Over the past several years, customers have increasingly faced competing challenges of technological complexity and cost pressures. Many electronics companies have refined their business strategies by focusing on their areas of differentiation and in some cases exiting non-differentiating areas. For example, some have outsourced semiconductor manufacturing to a third party foundry or manufacturing consortium. These challenges have varying impacts on members of the Electronic Design Automation (EDA) industry in which we operate. The EDA industry is very competitive. While the importance of offering a broad, integrated portfolio of solutions, along with sizeable, global support, continues to grow, no one factor drives an EDA customer's buying decision and we compete on all fronts to capture a higher portion of our customers' budget. Our customer arrangements are complex, involving hundreds of products and various license rights.

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

        As a result of customers seeking to conserve cash, we shifted our business model in the fourth quarter of 2004 to allow a substantial majority of our customers to pay for licenses over a period of time, rather than upfront at the time of initial purchase. Extended payment terms, as well as arrangements with technology pools and rights to unspecified future products, generate recurring revenue over a period of time, generally three years, rather than non-recurring upfront license revenue. Accordingly, most of the revenue we recognize in any particular quarter results from our selling efforts in each of the prior periods during the last three or so years rather than from efforts or changes in the current period. This business model reduces our dependence on license arrangements that generate non-recurring upfront license revenue in a particular period and provides us with the ability to resist typical software industry quarter-end pressures and to decline business with terms, including pricing terms, which may be less favorable to us. We continue to target achieving greater than 90% of our total revenue as recurring revenue, which we refer to in our financial statements as time-based license and maintenance and service revenue.

  Fiscal 2008 Financial Performance Summary

  •
  Total revenue of $1,337.0 million was up 10% from $1,212.5 million in fiscal 2007. The increase was primarily attributable to bookings of Technology Subscription Licenses (TSLs) in prior periods which increase time-based revenue recognized in later periods and to a lesser extent from Synplicity product sales from our acquisition in May 2008.

  •
  Time-based license revenue of $1,125.8 million was up 12% from $1,004.0 million in fiscal 2007. The increase was primarily attributable to bookings of TSLs in prior periods which increase time-based revenue recognized in later periods.

  •
  Upfront license revenue of $71.4 million was up 6% from $67.5 million in fiscal 2007. The increase included the impact of Synplicity product sales.

  •
  We derived approximately 95% of our total revenue from time-based revenues, maintenance and services, and 5% from upfront revenue in fiscal 2008, compared to approximately 94% and 6%, respectively, in fiscal 2007. This reflects our continued adherence to our business model.

  •
  Maintenance revenue of $66.6 million was down 8% from $72.2 million in fiscal 2007. This decrease in maintenance revenue was primarily attributable to the fact that maintenance has been bundled and not charged separately after the business model shift in the fourth quarter of fiscal 2004. Professional service and other revenue of $73.1 million was up 6% from $68.7 million in fiscal 2007, increased primarily due to the timing and acceptance of performed milestones under existing service contracts.

  •
  Net income of $190.0 million was up 46% from $130.5 million in fiscal 2007. The increase was primarily due to increases in revenues.

  Fiscal 2008, 2007 and 2006 Acquisitions

        We have acquired a number of companies or their assets in recent years, and as part of our efforts to expand our product and services offerings we expect to make additional acquisitions in the future. Below is a list of our principal acquisitions during the last three fiscal years. See Note 3 of Notes to Consolidated Financial Statements for further information on our acquisitions, which information is included herein.

Fiscal 2008
Synplicity, Inc.

Provides innovative field programmable gate array (FPGA), IC design and verification solutions that served a wide range of communications, military/aerospace, semiconductor, consumer, computer, and other electronic applications markets.

Fiscal 2007
ArchPro Design Automation, Inc.	Provides low power verification technologies designed to help customers address power management challenges in multi-voltage designs.
Assets of MOSAID Technologies Inc.	Increases the breadth of Synopsys' offerings in standards-based connectivity intellectual property by adding a line of double data rate (DDR2) memory controllers and related products.
Sandwork Design, Inc.	Provides tools to efficiently analyze and debug complex analog and mixed signal systems-on-chips, complementing Synopsys' existing simulation solutions.
Fiscal 2006
HPL Technologies, Inc.	Provides manufacturing software that links directly into the semiconductor manufacturing process.
Virtio Corporation, Inc.	Provides the technology to allow "virtual prototyping" of a complete system, to enable customers to develop the necessary system software elements earlier, to help accelerate systems to market.
Sigma-C Software AG	Provides simulation software that helps increase IC wafer yields by allowing Synopsys' customers to perform more accurate design layout analysis.

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

        We have designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

        For the three software license types, we recognize revenue as follows:

  •
  TSLs.  We typically recognize revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as "time-based license revenue" in the consolidated statement of operations.

  •
  Term Licenses.  We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as "upfront license revenue" in the consolidated statement of operations. For term licenses in which less than 75% of the license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as "time-based license revenue" in the consolidated statement of operations.

  •
  Perpetual Licenses.  We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as "upfront license revenue" in the consolidated statement of operations. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize the revenue as customer installments become due and payable. Revenue attributable to these perpetual licenses is reported as "time-based license revenue" in the consolidated statement of operations.

        We generally recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. If a technology subscription license is incorporated into the hardware, we recognize revenue ratably over the term of the software license period, or as customer installments become due and payable, whichever is later. Revenue attributable to these hardware sales is reported as "upfront license revenue" in the consolidated statement of operations.

        In addition, we recognize revenue from maintenance fees ratably over the maintenance period to the extent cash has been received and recognize revenue from professional service and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as "maintenance and service revenue" in the consolidated statement of operations.

        Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately.

        We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, we recognize revenue from maintenance ratably over the maintenance term, and we recognize revenue from professional services as milestones are performed and accepted. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

        We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectability of the full license or service fee is probable. All four of these criteria must be met in order for us to recognize revenue with respect to a particular arrangement. We apply these revenue recognition criteria as follows:

  •
  Persuasive Evidence of an Arrangement Exists.  Prior to recognizing revenue on an arrangement, our customary policy is to have a written contract, signed by both the customer and us or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or purchase agreement.

  •
  Delivery Has Occurred.  We deliver our products to our customers electronically or physically. For electronic deliveries, delivery occurs when we provide access to our customers to take immediate possession of the software by downloading it to the customer's hardware. For physical deliveries, the standard transfer terms are typically FOB shipping point. We generally ship our products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and our operational capacity to fulfill product orders at the end of a quarter.

  •
  The Fee is Fixed or Determinable.  Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement's payment terms. Our standard payment terms for perpetual and term licenses require 75% or more of the license fee to be paid within one year. If the arrangement includes these terms, we regard the fee as fixed or determinable, and recognize all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, because of the right to exchange products or receive unspecified future technology and because VSOE for maintenance services does not exist for a TSL, we recognize revenue ratably over the term of the license, but not in advance of when customers' installments become due and payable, even if the fee is otherwise fixed or determinable.

  •
  Collectability is Probable.  We judge collectability of the arrangement fees on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments to us, we evaluate the customer's financial position and ability to pay and typically assign a credit limit based on that review. We increase the credit limit only after we have established a successful collection history with the customer.

    If we determine at any time that collectability is not probable under a particular arrangement based upon our credit review process or the customer's payment history, we recognize revenue under that arrangement as customer payments are actually received.

         Valuation of Share-Based Compensation.    We account for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)). Under SFAS No. 123(R), share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and the risk-free interest rates. We estimate the expected volatility by a combination of implied volatility for publicly traded options of our stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of our share-based awards. We determine the expected term of our share-based awards based on historical experience. In addition, judgment is required in estimating the forfeiture rate on share-based awards. We calculate the expected forfeiture rate based on average historical trends. These input factors are subjective and are determined using management's judgment. If a difference arises between the assumptions used in determining share-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining future share-based compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

         Valuation of Intangible Assets.    We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer-installed base/relationships, trademarks and trade names, covenants not to compete, customer backlog, capitalized software development and other intangibles. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2008. As of October 31, 2008, the carrying amount of our intangible assets, was $114.8 million.

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

        We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of $302.7 million that are recorded on our balance sheet will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

        Included in our net deferred tax assets are federal foreign tax credits of $70.1 million of which $63.9 million will expire from fiscal 2013 through 2018 and the remaining $6.2 million in foreign tax credits from acquired companies, which have a valuation allowance of $3.4 million, will expire between fiscal 2009 and 2017. Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period, and may only be used after foreign tax credits arising in each subsequent year have been used first. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. We have recorded a valuation allowance of $19.7 million during the fiscal year with respect to our foreign tax credit carryforward, of which $14.6 million was recorded as a result of the 2000-2001 final IRS settlement. See Results of Operations—Income Taxes—IRS Examinations, below, and Note 9 of Notes to Consolidated Financial Statements. The need for a valuation allowance with respect to foreign tax credits is subject to change based upon a number of factors, including the amount of foreign tax credits arising in future years, our forecasts of future foreign source income, the amount of our undistributed earnings of our foreign subsidiaries and changes in income tax laws that may affect our ability to use such credits.

        As of October 31, 2008, we have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount. As of October 31, 2008, there was approximately $243.0 million of earnings upon which U.S. income taxes have not been provided.

        In addition, the calculation of tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for potential additional taxes. If we ultimately determine that these amounts are not owed, we would reverse the liability and recognize the tax benefit in the period in which we determine that the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, we would record an additional charge to earnings. See Results of Operations—Income Taxes—IRS Examinations, below, and Note 9 of Notes to Consolidated Financial Statements for a discussion of the Revenue Agent's Reports from the IRS we received in June 2005 and July 2008 asserting very large net increases to our U.S. tax arising from the audit of fiscal 2000 through 2001 and fiscal 2002 through 2004, respectively.

Results of Operations

        Our fiscal year ends on the Saturday nearest October 31. Our current fiscal year ended November 1, 2008. Every seven years we have one extra week in our fiscal year that occurs in our first quarter. Fiscal 2008 and 2006 were 52-week years. Fiscal 2007 was a 53-week fiscal year and the additional week was contained in the first quarter. The extra week in fiscal 2007 resulted in approximately $18.7 million of additional revenue related primarily to time-based licenses and approximately $17.2 million of additional expenses.

  Revenue Background

        We generate our revenue from the sale of software licenses, hardware products, maintenance and professional services. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses and services at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is shipped. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Maintenance orders normally bring in revenue ratably over the maintenance period (normally one year). Revenue from professional service orders is generally recognized as milestones are performed and accepted by the customer. Upon the acquisition of Synplicity, we began selling hardware products and to recognize revenue generally upon shipment. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

        Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, hardware product sales, maintenance and professional service revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters. We derive upfront license revenue directly from term and perpetual license orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue primarily from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked.

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

  Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2008	2007	2006	2007 to 2008		2006 to 2007
(dollars in millions)
$1,337.0	$1,212.5	$1,095.6	$124.5	10%	$116.9	11%

        The increase in total revenue for fiscal 2008 compared to fiscal 2007 was primarily due to bookings in prior years leading to increased current period time-based license revenue. Additionally, total revenue increased by approximately 1% due to the strength of the Japanese yen against the U.S dollar. The increase was partially offset by fiscal 2008 having one less week of revenue of approximately $18.7 million compared to fiscal 2007.

        The increase in total revenue for fiscal 2007 compared to fiscal 2006 was primarily due to (1) increased bookings of licenses generating time-based revenue reflecting the business model shift in the fourth quarter of fiscal 2004 and the transition to more TSLs in prior periods that continued to contribute to time-based license revenue in later periods, and (2) the fact that fiscal 2007 had 53 weeks compared to 52 weeks in fiscal 2006, resulting in one week's additional time-based revenue being recognized in fiscal 2007. The increase was partially offset by a decrease in maintenance and service revenue. Foreign currency fluctuations did not have a significant impact to fiscal 2007 as compared to fiscal 2006.

        As discussed above in the Business Environment Summary, we shifted our business model in the fourth quarter of fiscal 2004. In fiscal 2008 and forward, the model shift itself no longer contributes to the increases in total revenue or time-based revenue.

  Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
	$1,125.8	$1,004.0	$874.9	$121.8	12%	$129.1	15%
Percentage of total revenue	84%	83%	80%

        The increase in time-based license revenue for fiscal 2008 compared to fiscal 2007 was primarily due to higher bookings in fiscal 2007 which contributed to the increase of time-based license revenue in fiscal 2008. TSL revenue continued to be the major contributor to total revenue since our business model shift in the fourth quarter of fiscal 2004. In addition, but to a lesser extent, the increase in time-based license revenue in fiscal 2008 from fiscal 2007 resulted from entering into more contracts in which revenue was recognized as installment payments become due and payable. The increase was partially offset by fiscal 2008 having one less week of revenues of approximately $17.2 million compared to fiscal 2007.

        The increase in time-based license revenue for fiscal 2007 compared to fiscal 2006 was primarily due to (1) increased bookings of TSLs in prior periods which increased time-based revenue recognized in later periods, (2) the business model shift in the fourth quarter of fiscal 2004 and transition to more TSLs in prior periods that continued to contribute to time-based license revenue in later periods, and (3) the fact that fiscal 2007 had 53 weeks compared to 52 weeks in fiscal 2006, resulting in one week's additional time-based revenue being recognized in fiscal 2007.

  Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
	$71.4	$67.5	$63.1	$3.9	6%	$4.4	7%
Percentage of total revenue	5%	6%	6%

        The increase in upfront license revenue for fiscal 2008 compared to fiscal 2007 was primarily due to new Synplicity product sales.

        The slight increase in upfront license revenue for fiscal 2007 compared to fiscal 2006 was primarily due to normal changes in customer license type requirements during the year and is consistent with our shift towards TSLs.

  Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
Maintenance revenue	$66.6	$72.2	$103.1	$(5.6)	(8)%	$(30.9)	(30)%
Professional service and other revenue	73.1	68.7	54.5	4.4	6%	14.2	26%

Total	$139.7	$140.9	$157.6	$(1.2)	(1)%	$(16.7)	(11)%

Percentage of total revenue	11%	11%	14%

        Our maintenance revenue declined in fiscal 2008 compared to fiscal 2007 primarily due to (1) our completed shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance and service revenue, and (2) the first quarter of fiscal 2008 having one less week of revenues, resulting in a decrease in revenue of approximately $1.5 million compared to fiscal 2007.

        Our maintenance revenue declined in fiscal 2007 compared to fiscal 2006, primarily due to our shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance revenue, as well as non-renewal of maintenance by some customers on perpetual or term licenses.

        Professional services and other revenue increased in fiscal 2008 compared to fiscal 2007, and increased in fiscal 2007 compared to fiscal 2006, primarily due to timing of customer acceptance of performance milestones and services performed under ongoing contracts.

Events Affecting Cost of Revenues and Operating Expenses

         Functional Allocation of Operating Expenses.    We allocate certain human resource, information technology and facility expenses among our functional income statement based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

  Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
Cost of license revenue	$172.0	$146.4	$129.0	$25.6	17%	$17.4	13%
Cost of maintenance and service revenue	63.6	64.4	66.0	(0.8)	(1)%	(1.6)	(2)%
Amortization of intangible assets	23.3	23.5	28.5	(0.2)	(1)%	(5.0)	(18)%

Total	$258.9	$234.3	223.5	$24.6	10%	$10.8	5%

Percentage of total revenue	19%	19%	20%

        We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue, and amortization of intangible assets. Expenses directly associated with providing consulting and training are allocated between cost of license revenue and cost of maintenance and service revenue based on license and service revenue reported.

         Cost of license revenue.    Cost of license revenue includes costs associated with our software product sales as well as our costs of materials associated with our hardware products. Additionally, cost of license revenue also includes allocated costs of license delivery, such as employee salaries and benefits related to software production costs, product packaging, product delivery, amortization of capitalized software development costs, documentation and royalties to third party vendors.

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

         Amortization of intangible assets.    Amortization of intangible assets, which is amortized to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, tradenames, customer relationships, covenants not to compete and other intangibles related to acquisitions.

        Cost of revenue as a percentage of total revenue was flat at 19% for both fiscal 2008 and fiscal 2007. The increase in cost of revenue in fiscal 2008 compared to fiscal 2007 was primarily due to (1) an increase of $20.8 million in personnel-related costs as a result of our acquisition of Synplicity in fiscal 2008, (2) an increase of $2.7 million in functionally allocated expenses as previously described, and (3) an increase of $2.9 million in direct costs as a result of hardware costs. The increase was partially offset by (1) the decline in fair value of $2.0 million in our deferred compensation plan obligation, and (2) one less week of costs of approximately $3.6 million in fiscal 2008 compared with fiscal 2007.

        The increase in total cost of revenue in fiscal 2007 compared to fiscal 2006 was primarily due to (1) an increase of $12.6 million in compensation and employee benefits due to our increased personnel costs as a result of acquisitions in fiscal 2007 and in late fiscal 2006, (2) an increase of $1.2 million in direct costs as a result of increased shipments during fiscal 2007, (3) 53 weeks of costs in fiscal 2007 instead of 52 weeks in fiscal 2006, and (4) $1.0 million increase in functionally allocated expenses. This increase was partially offset by a decrease of $5.0 million in amortization of certain intangible assets as a result of intangible assets acquired in prior years becoming fully amortized during fiscal 2007.

  Operating Expenses

  Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
	$394.7	$379.2	$370.6	$15.5	4%	$8.6	2%
Percentage of total revenue	29%	31%	34%

        The increase in research and development expense in fiscal 2008 compared to fiscal 2007 was primarily due to (1) an increase of $32.0 million in employee personnel related costs as a result of headcount increases, including from our recent acquisition, and (2) an increase of $7.6 million in functionally allocated expenses as previously described compared to fiscal 2007. The increase was partially offset by (1) $18.4 million decline in the fair value of our deferred compensation plan obligation as a result of the overall decline of the financial market, (2) the absence of a $3.1 million earn-out/retention bonus related to a prior year acquisition, and (3) one extra week of costs incurred in fiscal 2007 of approximately $6.6 million.

        The increase in research and development expense in fiscal 2007 compared to fiscal 2006 was primarily due to an increase of $17.5 million in increased personnel and related costs as a result of acquisitions in fiscal 2007 and in late fiscal 2006, in addition to an extra week of expenses in fiscal 2007. This increase was partially offset by (1) a decrease of $3.8 million in share-based compensation expense, (2) a decrease of $4.8 million in general operational activities such as expenses for travel, entertainment, communications, depreciation, and (3) to a lesser extent by reductions in functionally allocated expenses compared to fiscal 2006.

  Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
	$334.8	$349.4	$330.4	$(14.6)	(4)%	$19.0	6%
Percentage of total revenue	25%	29%	30%

        The decrease in sales and marketing expense in fiscal 2008 compared to fiscal 2007 was primarily due to (1) a decrease of $14.7 million in personnel related costs as a result of a decrease in headcount and the impact of $8.0 million decline in the fair value of our deferred compensation plan obligation, and (2) one less week of costs of approximately $5.4 million compared to fiscal 2007. The decrease was partially offset by an increase of $3.4 million in employee, travel and communication related expenses.

        The increase in sales and marketing expense in fiscal 2007 compared to fiscal 2006 was primarily due to (1) an increase of $13.3 million in variable compensation as a result of increased shipments, and (2) an increase of $11.3 million in sales and marketing personnel related costs, employee functions and an extra week of expense in fiscal 2007. This increase was partially offset by a decrease of $3.3 million in general operation activities such as travel, entertainment, communications, depreciation and a $2.8 million reduction in functionally allocated expenses compared to fiscal 2006.

  General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
	$103.9	$101.7	$112.9	$2.2	2%	$(11.2)	(10)%
Percentage of total revenue	8%	8%	10%

        The increase in general and administrative expense in fiscal 2008 compared to fiscal 2007 was primarily due to (1) an increase of $7.2 million in personnel related costs, and (2) an absence of $4.3 million gain for a land sale completed during fiscal 2007 and recorded as an offset to expense under this line item. The increase was partially offset by (1) $5.0 million decline in the fair value of our deferred compensation plan obligation, and (2) one less week of expenses of approximately $1.5 million in fiscal 2008 compared to fiscal 2007.

        The decrease in general and administrative expense in fiscal 2007 compared to fiscal 2006 was primarily due to (1) a decrease of $8.6 million in expenses related to professional services primarily for legal, Sarbanes-Oxley Act compliance, tax and audit matters, (2) a decrease of $3.2 million in depreciation expense as a result of improving efficiencies in our operations and cost control efforts, and (3) a gain of $4.3 million, net of related expenses, for a land sale recorded as an offset to expense under this line item. These decreases were offset by (1) an increase of $2.9 million in expense related to facility operations, (2) a net increase of $2.3 million in functionally allocated expenses , and (3) an extra week of expenses in fiscal 2007.

  Change in Fair Value of Deferred Compensation.

        The income or loss due to the change in fair value of the non-qualified deferred compensation plan obligation is recorded in each functional operating expense. The offsetting income or loss due to the change in fair value of the non-qualified deferred compensation plan asset is recorded in other income, net. The overall net impact to our consolidated statements of operations from the income or loss of our deferred compensation plan obligation and assets is immaterial for all periods presented.

        The decrease in fair value of deferred compensation plan obligation is reported in total cost of revenue, research and development, sales and marketing, and general and administrative expenses. The year-over-year effect of the fair value change is approximately $33.4 million. This change is a result of the declining financial markets in fiscal 2008. Correspondingly, the decrease in the fair value of the deferred compensation plan asset is approximately $32.8 million in fiscal 2008 compared to fiscal 2007 and reported in other income, net. Change in the fair value of our deferred compensation plan did not have a material impact to total cost of revenue or total operating expenses in fiscal 2007 and fiscal 2006. See Note 8 and 10 of Notes to Consolidated Financial Statements—Employee Benefit Plans and Other (Loss) Income, Net.

  Effect of Foreign Currency on Expenses.

        Foreign currency fluctuations, net of hedging, did not have a significant impact to expenses during fiscal 2008 as compared to fiscal 2007 or fiscal 2007 as compared to fiscal 2006.

  In-Process Research and Development.

        In-process research and development (IPRD) expense is comprised of in-process technologies of $4.8 million associated with the acquisition of Synplicity in fiscal 2008, $3.2 million associated with the acquisitions of ArchPro Design Automation and Sandwork Design in fiscal 2007, and $0.8 million associated with the acquisition of HPL Technologies in fiscal 2006. At the date of each acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were charged to expense on the respective acquisition date of each of the acquired companies.

         Valuation of IPRD.    Upon acquisition of other companies, we expense any IPRD as it represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. The value assigned to IPRD is determined by considering the importance of each project to our overall development plan, estimating costs to develop the IPRD into commercially viable products, estimating the resulting net cash flows from such projects when completed and discounting the net cash flows back to their present value. The utilized discount rate is our weighted-average cost of capital, taking into account the inherent uncertainties in future revenue estimates and the profitability of such technology, the successful development of the IPRD, its useful life and the uncertainty of technological advances, all of which are unknown at the time of determination.

         Synplicity.    On May 15, 2008, we acquired Synplicity, Inc. (Synplicity), a leading supplier of innovative FPGA and IC design and verification solutions. The IPRD expense related to this acquisition was $4.8 million, and consisted of four primary projects in process at the time of acquisition: FPGA, ASIC Verification, DSP, and HAPS. We expect that these projects will be completed over a period of approximately two years.

         Sandwork.    On October 1, 2007, we acquired Sandwork Design, Inc. (Sandwork), a company with tools to efficiently analyze and debug complex Analog Mixed Signal (AMS) systems-on-chips (SoCs). The IPRD expense related to this acquisition was $1.1 million. Sandwork had two projects in process at the time of acquisition which we anticipate will be completed over a period of approximately two years.

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

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
Included in cost of revenue	$23.3	$23.5	$28.5	$(0.2)	(1)%	$(5.0)	(18)%
Included in operating expenses	20.8	26.6	27.9	(5.8)	(22)%	(1.3)	(5)%

Total	$44.1	$50.1	$56.4	$(6.0)	(12)%	$(6.3)	(11)%

Percentage of total revenue	3%	4%	5%

        Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.

        The decrease in amortization of intangible assets in fiscal 2008 compared to fiscal 2007 was primarily due to completion of the amortization of certain intangible assets acquired in prior years' acquisitions, partially offset by the intangible assets acquired as a result of the acquisition of Synplicity.

        The decrease in amortization of intangible assets in fiscal 2007 compared to fiscal 2006 was primarily due to completion of amortization of certain intangible assets acquired in prior year's acquisitions.

        See Note 4 of Notes to Consolidated Financial Statements for a schedule of future amortization amounts which information is included herein.

         Impairment of Intangible Assets.    We did not record any impairment charges to the intangible assets during fiscal 2008, 2007, or 2006.

Other Income, Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
Interest income	$21.2	$25.7	$15.2	$(4.5)	(18)%	$10.5	69%
Income (loss) on assets related to executive deferred compensation plan(1)	(23.1)	9.7	4.6	(32.8)	(338)%	5.1	111%
Foreign currency exchange gain (loss)	6.6	0.8	(0.5)	5.8	725%	1.3	260%
Other, net(2)	(4.9)	11.6	(5.0)	(16.5)	(142)%	16.6	332%

Total	$(0.2)	$47.8	$14.3	$(48.0)	(100)%	$33.5	234%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for the employee benefit plans.

(2)
For fiscal 2007, the amount included a litigation settlement of $12.5 million received from Magma.

Income Taxes

        The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of October 31, 2008, current deferred tax assets, net of current deferred tax liabilities, totaled $133.6 million. Non-current deferred tax assets, net of non-current deferred tax liabilities, totaled $169.1 million. We believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would record a charge to income and an adjustment to the deferred tax assets in the period we make that determination.

        Included in our net deferred tax assets are federal foreign tax credits of $70.1 million of which $63.9 million will expire from fiscal 2013 through 2018 and the remaining $6.2 million in foreign tax credits from acquired companies, which have a valuation allowance of $3.4 million, will expire between fiscal 2009 and 2017. Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period, and may only be used after foreign tax credits arising in each subsequent year have been used first. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. We recorded a valuation allowance of $19.7 million during fiscal 2008 with respect to our foreign tax credit carryforward, of which $14.6 million was recorded as a result of the 2000-2001 final IRS settlement. See Results of Operations—Income Taxes—IRS Examinations, below, and Note 9 of Notes to Consolidated Financial Statements. The need for a valuation allowance with respect to foreign tax credits is subject to change based upon a number of factors, including the amount of foreign tax credits arising in future years, our forecasts of future foreign source income, the amount of our undistributed earnings of our foreign subsidiaries and changes in income tax laws that may affect our ability to use such credits.

        As of October 31, 2008, we have not provided taxes for undistributed earnings of our foreign subsidiaries because we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount. As of October 31, 2008, there was approximately $243.0 million of earnings upon which income taxes have not been provided.

  Effective Tax Rate

        The following table presents the provision for income taxes and the effective tax rates for fiscal 2008, 2007 and 2006:

	Year Ended October 31,
	2008	2007	2006
	(dollars in millions)
Income before provision for income taxes	$219.0	$165.8	$43.7
Provision for income tax	$29.0	$35.3	$19.0
Effective tax rate	13.2%	21.3%	43.4%

        The fiscal 2008 tax rate is lower than fiscal 2007 primarily due to a favorable resolution being reached on transfer pricing issues related to the 2000-2001 IRS examination and additional research credits claimed on our 2007 federal and state tax returns. In addition, in October 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which retroactively extended the research and development credit from January 1, 2008 through December 31, 2009. The fiscal 2007 tax rate is lower than fiscal 2006 primarily due to lower withholding taxes as a result of restructuring of certain of our foreign operations, and increased research credits. For fiscal 2006, the effective tax rate includes state tax expense of $5.5 million for prior year state taxes, primarily as a result of state tax audits settled and a settlement offer made in fiscal 2006 and associated interest and penalties, as well as a reduction in an estimated fiscal 2005 state research and development credit benefit.

         Tax Effects of Stock Awards.    In November 2005, FASB issued a Staff Position (FSP) on FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). We elected to use the alternative transition method in fiscal 2006 and have not recognized any excess tax benefits during fiscal years 2008, 2007 and 2006. No tax benefit was recorded in the fiscal years 2008, 2007 and 2006 for expenses relating to the vesting of qualified stock options and share-based compensation costs which are borne by certain of our foreign subsidiaries.

  IRS Examinations

        We are regularly audited by the IRS.

  Fiscal years 2000-2001

        On June 8, 2005, we received a Revenue Agent's Report (RAR) in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily related to transfer pricing transactions between Synopsys and a wholly owned foreign subsidiary. On July 13, 2005, we filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. On June 30, 2008, the IRS and Synopsys executed a final Closing Agreement pursuant to which substantially all of the proposed assessment was eliminated.

        As a result of the final resolution of the transfer pricing issue, we decreased our FIN 48 liabilities by $41.0 million in the third quarter of 2008, including interest accrued of $2.8 million and recorded an increase to additional paid in capital of $0.3 million. Concurrently, we evaluated our ability to use certain foreign tax credit carryovers which have been recorded as noncurrent deferred tax assets in its balance sheet, a portion of which may have been available to offset the FIN 48 liability. We concluded that it was no longer more likely than not that $14.6 million of our foreign tax credits will be used prior to the expiration of the carryover period, and recorded a valuation allowance for this amount. Accordingly, our provision for income taxes includes an income tax benefit (net of decreases in related deferred tax assets) of $17.3 million as a result of the 2000-2001 IRS settlement.

        Notwithstanding the foregoing, the statute of limitations remains open with respect to fiscal years 2000-2001 for two related issues until the Appeals Office of the IRS has considered certain refund claims relevant to these years which are affected by the fiscal year 2002-2004 federal income tax audit. We have accrued the tax for these issues in accordance with a tentative settlement we reached with the IRS in December 2007.

  Fiscal years 2002-2004

        In the third quarter of 2006, the IRS started an examination of our federal income tax returns for the years 2002 through 2004. In July 2008, the IRS completed its field examination of these returns and issued an RAR in which the IRS proposed an adjustment that would result in an aggregate tax deficiency for the three year period of approximately $236.2 million, $130.5 million which would be a reduction of certain tax losses and credits that would otherwise be available either as refund claims or to offset taxes due in future periods. The IRS is contesting our tax deduction for payments made in connection with litigation between Avant! Corporation and Cadence Design Systems, Inc. In addition, the IRS has alleged that we are required to make an additional transfer pricing adjustment with a wholly owned non-U.S. subsidiary as a result of our acquisition of Avant! in 2002. The IRS has also proposed adjustments to our transfer pricing arrangements with our foreign subsidiaries, deductions for foreign trade income and certain temporary differences. We have agreed to additional taxes of approximately $20.0 million for these proposed adjustments, which have been fully provided for in prior years. The total adjustments proposed by the IRS, if sustained, would also result in additional state taxes (net of the federal tax benefit for state taxes paid) of approximately $17.0 million. The IRS imposes interest on any resulting tax deficiencies.

        On August 9, 2008, we timely filed a protest with the IRS and will seek resolution of these issues through the Appeals Office of the IRS. We strongly believe that the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that we have meritorious defenses to this proposed adjustment. The RAR is not a final Statutory Notice of Deficiency. We believe we have adequately provided for all potential tax liabilities related to these years. Final resolution of these matters is expected to take several years.

Liquidity and Capital Resources

        Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

        The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2008.

  Cash and cash equivalents and short term investments

	October 31,
	2008	2007	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$577.6	$579.3	$(1.7)	<(1)%
Short term investments	373.7	405.1	(31.4)	(8)%

Total	$951.3	$984.4	$(33.1)	(3)%

        During fiscal 2008, our primary sources and uses of cash consisted of (1) cash generated from operating activities of $331.1 million, (2) proceeds from sales and maturities of investments, net of purchases, of $25.3 million, (3) net payments related to acquisitions of $184.7 million, (4) repurchases of common stock of $220.1 million, (5) purchases of property and equipment of $38.9 million, and (6) proceeds from issuances of common stock of $79.3 million.

  Cash flows

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2008	2007	2006	2007 to 2008		2006 to 2007
	(dollars in millions)
Cash provided by operations	$331.1	$433.5	$205.9	$(102.4)	(24)%	$227.6	111%
Cash used in investing activities	(201.1)	(245.6)	(153.8)	44.5	18%	(91.8)	(60)%
Cash (used in) provided by financing activities	(143.8)	56.9	(130.4)	(200.7)	(353)%	187.3	144%

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

         Fiscal 2007 to fiscal 2008.    Cash from operating activities decreased primarily due to the timing of billings and cash payments from customers compared to fiscal 2007, delivering lower cash inflows during fiscal 2008 and also as a result of a litigation settlement of $12.5 million received from Magma during fiscal 2007.

         Fiscal 2006 to fiscal 2007.    Cash provided by operating activities increased primarily due to increased collections largely as a result of payments received from a significant customer, a litigation settlement of $12.5 million received from Magma during fiscal 2007, and decreased commission payments and timing of payments to vendors compared to fiscal 2006.

  Cash used in investing activities.

Fiscal 2007 to fiscal 2008.    The decrease in cash used in investing activities primarily relates to the sale of marketable securities for our acquisition of Synplicity, and as a result of lower capital expenditures during fiscal 2008 as compared to fiscal 2007.

         Fiscal 2006 to fiscal 2007.    The increase in cash used primarily relates to acquisitions, purchases of marketable securities related to our increased collections and the timing of maturities of marketable securities, and our capital expenditures to support our information technology infrastructure, partially offset by cash received for the sale of land in San Jose, California for $26.3 million, net of related fees.

  Cash (used in) provided by financing activities.

Fiscal 2007 to fiscal 2008.    The increase in cash used in financing activities primarily relates to larger common stock repurchases under our stock repurchase program and a lower number of employee option exercises compared to fiscal 2007. See Note 7 of Notes to Consolidated Financial Statements for details of our stock repurchase program.

         Fiscal 2006 to fiscal 2007.    The increase in cash provided primarily relates to a higher amount of option exercises by employees and lower stock repurchases under our stock repurchase program compared to fiscal 2006.

        We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of October 31, 2008, we held an aggregate of $501.6 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $449.7 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries as described in "Income Taxes" above.

        We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

  Accounts Receivable, net

October 31,
2008	2007	$ Change	% Change
(dollars in millions)
$147.4	$123.9	$23.5	19%

        Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 38 days at October 31, 2008 and 36 days at October 31, 2007. The increase in DSO along with a slight increase in accounts receivable balance primarily relates to timing of billings to customers that occurred during the year with subsequent payment terms and our collections.

         Net Working Capital.    Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. As of October 31, 2008, our net working capital was $413.3 million, compared to $296.5 million as of October 31, 2007. The increase of $116.8 million was primarily due to (1) an increase in accounts receivable of $23.5 million, (2) an increase in income taxes receivable of $7.3 million, (3) an increase in current deferred income tax asset of $10.4 million, and (4) a decrease of $193.1 million primarily due to a reclassification from short-term accrued income taxes to long-term accrued income taxes upon our adoption of FIN 48. This increase was partially offset by (1) a decrease in cash, cash equivalents and short-term investments of $33.2 million, (2) a decrease in prepaid and other assets of $13.3 million, (3) an increase in deferred revenue of $27.4 million, and (4) an increase of $43.6 million in accounts payable and accrued liabilities.

        Other Commitments—Credit Facility. On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent's prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2008, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

  Other

        Our cash equivalent and short-term investment portfolio as of October 31, 2008 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of October 31, 2008, we had no direct holdings in these categories of investments and our exposure to these financial instruments through our indirect holdings in money market mutual funds was close to 0% of total cash, cash equivalents and short-term investments, which we do not consider to be material. During fiscal 2008 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

        We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table summarizes our contractual obligations as of October 31, 2008.

	Total	Fiscal 2009	Fiscal 2010/ Fiscal 2011	Fiscal 2012/ Fiscal 2013	Thereafter	Other
	(in thousands)
Long-Term Obligations(1)	$1,725	$575	$1,150	$—	$—
Lease Obligations:
Capital Lease	2,696	1,618	1,078	—	—
Operating Leases(2)	201,757	39,798	65,874	49,573	46,512
Purchase Obligations(3)	99,531	84,490	15,041	—	—
Long term accrued income taxes(4)	152,745	—	—	—	—	152,745

Total	$458,454	$126,481	$83,143	$49,573	$46,512	152,745

(1)
This commitment relates to the fees associated with the revolving credit facility as discussed in Other Commitments above.

(2)
Additional information is provided in Note 6 of Notes to Consolidated Financial Statements.

(3)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2008. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(4)
Long term accrued income taxes represent uncertain tax benefits as of October 31, 2008 recorded in accordance with FIN 48. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2009 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits and controversies.

        In connection with our acquisitions completed prior to October 31, 2008, we may be obligated to pay up to an aggregate of $2.4 million in cash during the two years subsequent to fiscal 2009 if certain performance and milestone goals are achieved. Because these commitments are contingent on certain performance and milestone goals, these amounts are not reflected in the table above.

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

        As of October 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K.

Related Party Transactions

        For information regarding related party transactions, see Note 12 of Notes to Consolidated Financial Statements which information is included herein.

Effect of New Accounting Pronouncements

        For a description of the effect of new accounting pronouncements on Synopsys, see Note 13 of Notes to Consolidated Financial Statements which information is included herein.

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

        The following table presents the carrying value and related weighted-average total return for our investment portfolio as of October 31, 2008:

	Carrying Value	Weighted Average Total Return
	(in thousands)
Money market funds (U.S.)	$127,304	2.34%
Cash deposits and money market funds (International)	440,929	1.47%
Short-term investments (U.S.)	373,669	1.87%

Total interest bearing instruments	$941,902	1.75%

        As of October 31, 2008, the stated maturities of our current short-term investments are $99.3 million within one year, $93.4 million within one to five years, $41.1 million within five to ten years and $139.8 million after ten years. However, we consider these investments to be short-term in nature because, in accordance with our investment policy, the weighted-average expected duration of our total invested funds does not exceed one year and the investments are available for short-term obligations and other uses including acquisitions. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

        The following table presents the amounts of our cash equivalents and investments as of October 31, 2008 that are subject to interest rate risk by fiscal year of expected maturity and average interest rates:

	Year Ended October 31,
	2009	2010	2011	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$568,233			$568,233	$568,233
Average interest rate	1.44%
Short-term investments (variable rate)	$65,620			$65,620	$65,620
Average interest rate	2.53%
Short-term investments (fixed rate)	$130,829	$161,918	$15,302	$308,049	$308,049
Average interest rate	2.80%	2.63%	2.78%

        The following table presents the amounts of our cash equivalents and investments as of October 31, 2007 that are subject to interest rate risk by fiscal year of expected maturity and average interest rates:

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

         Foreign Currency Risk.    We operate internationally and are exposed to potentially adverse movements in currency exchange rates. The functional currency of each of our active foreign subsidiaries is the foreign subsidiary's local currency, except for our principal Irish, Swiss and Hungarian subsidiaries whose functional currencies are the U.S. dollar. We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts ranges from one month to 19 months. A description of our accounting for foreign currency contracts is included in Note 2 and Note 5 of Notes to Consolidated Financial Statements.

        The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2008, the fair value of the contracts would decrease by approximately $8.9 million, and we would be required to pay approximately $8.9 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $8.9 million that would offset the loss and negative cash flow on the maturing forward contracts.

        Net unrealized losses of approximately $15.9 million and gains of approximately $1.5 million, net of tax are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2008 and October 31, 2007, respectively.

        If our estimates of our balances and transactions prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy.

        We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with financial institutions and have not experienced nonperformance by counterparties. Further, we anticipate performance by all counterparties to such agreements.

        The following table provides information about our foreign currency contracts as of October 31, 2008:

	Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$127,189	96.21
Euro	88,839	0.6929
Canadian dollar	36,197	1.10876
India rupee	34,243	47.3567
Chinese renminbi	33,057	6.6224
Taiwan dollar	22,573	31.766
Swedish krona	22,152	7.68652
British pound sterling	19,656	0.56023
Armenian dram	14,020	301.686
Israeli shekel	12,800	3.56338
Switzerland franc	9,944	1.09032
Korean won	7,934	1,249.8
Singapore dollar	6,751	1.44617
Danish krone	1,760	5.1787

	$437,115

        The following table provides information about our foreign currency contracts as of October 31, 2007:

	Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$43,489	114.20
Euro	74,959	0.70689
Canadian dollar	40,603	0.97387
India rupee	12,530	39.4193
Chinese renminbi	7,339	7.3975
Taiwan dollar	3,373	32.26
Swedish krona	777	6.39129
British pound sterling	17,794	0.49201
Israeli shekel	2,625	3.9728
Korean won	2,296	908.25
Singapore dollar	1,875	1.44725

	$207,660

         Equity Risk.    Our strategic investment portfolio as of October 31, 2008 consists of approximately $14.3 million of minority equity investments in publicly traded and privately held companies compared to approximately $13.6 million as of October 31, 2007. The securities of publicly traded companies are classified as available-for-sale securities accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of accumulated other comprehensive loss in stockholders' equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During fiscal 2008 and 2006, we reduced the value of our strategic investment portfolio by $1.1 million and $1.3 million, respectively. We did not reduce the value of our strategic investment portfolio during fiscal 2007. None of our investments in our strategic investment portfolio are held for trading purposes.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Synopsys, Inc.:

        We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2008. We also have audited Synopsys, Inc.'s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synopsys, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in fiscal 2008 and quantifying errors in fiscal 2007 resulting from the adoption of new accounting pronouncements.

/s/ KPMG LLP

Mountain View, California
December 19, 2008

SYNOPSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	October 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$577,632	$579,327
Short-term investments	373,669	405,126

Total cash, cash equivalents and short-term investments	951,301	984,453
Accounts receivable, net	147,365	123,900
Deferred income taxes	133,609	123,165
Income taxes receivable	49,859	42,525
Prepaid expenses and other assets	40,156	53,496

Total current assets	1,322,290	1,327,539
Property and equipment, net	145,087	131,866
Goodwill	899,640	767,087
Intangible assets, net	114,760	78,792
Long-term deferred income taxes	177,386	216,642
Other assets	83,315	95,411

Total assets	$2,742,478	$2,617,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$289,769	$246,209
Accrued income taxes	14,496	207,572
Deferred revenue	604,718	577,295

Total current liabilities	908,983	1,031,076
Long term accrued income taxes	152,745	—
Deferred compensation and other liabilities	76,970	84,648
Long-term deferred revenue	75,409	65,220

Total liabilities	1,214,107	1,180,944
Stockholders' equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 141,786 and 146,365 shares outstanding, respectively	1,418	1,464
Capital in excess of par value	1,471,031	1,401,965
Retained earnings	434,057	263,977
Treasury stock, at cost: 15,485 and 10,867 shares, respectively	(342,856)	(234,918)
Accumulated other comprehensive income (loss)	(35,279)	3,905

Total stockholders' equity	1,528,371	1,436,393

Total liabilities and stockholders' equity	$2,742,478	$2,617,337

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31,
	2008	2007	2006
Revenue:
Time-based license	$1,125,845	$1,004,026	$874,862
Upfront license	71,383	67,524	63,050
Maintenance and service	139,723	140,919	157,648

Total revenue	1,336,951	1,212,469	1,095,560
Cost of revenue:
License	171,974	146,420	129,052
Maintenance and service	63,596	64,358	65,970
Amortization of intangible assets	23,326	23,487	28,505

Total cost of revenue	258,896	234,265	223,527

Gross margin	1,078,055	978,204	872,033
Operating expenses:
Research and development	394,747	379,221	370,629
Sales and marketing	334,779	349,395	330,361
General and administrative	103,852	101,735	112,873
In-process research and development	4,800	3,200	800
Amortization of intangible assets	20,765	26,609	27,938

Total operating expenses	858,943	860,160	842,601

Operating income	219,112	118,044	29,432
Other (loss) income, net	(156)	47,755	14,287

Income before provision for income taxes	218,956	165,799	43,719
Provision for income taxes	28,978	35,308	18,977

Net income	$189,978	$130,491	$24,742

Net income per share:
Basic	$1.33	$0.91	$0.17

Diluted	$1.29	$0.87	$0.17

Shares used in computing per share amounts:
Basic	143,258	143,953	142,830

Diluted	147,672	149,716	144,728

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Capital in Excess of Par Value				Accumulated Other Comprehensive Income (Loss)
				Retained Earnings	Treasury Stock	Deferred Stock Compensation
	Shares	Amount						Total
Balance at October 31, 2005	145,897	$1,459	$1,263,258	$162,878	$(199,482)	$(1,475)	$(16,001)	$1,210,637
Components of comprehensive income:
Net income				24,742				24,742
Unrealized gain on investments, net of tax of $(113)							192	192
Deferred loss on cash flow hedges, net of tax of $1,174							(2,261)	(2,261)
Reclassification adjustment on deferred losses of cash flow hedges, net of tax of $(641)							791	791
Foreign currency translation adjustment							4,798	4,798

Other comprehensive income								3,520

Total comprehensive income								28,262
Purchases of treasury stock	(10,029)	(100)	100		(199,992)			(199,992)
Common stock issued	4,700	47	(325)	(16,877)	86,721			69,566
Share-based compensation expense under SFAS123R			63,619					63,619
Deferred stock compensation			(1,475)			1,475		—
Tax impact associated with exercise of assumed stock options			(8,925)					(8,925)

Balance at October 31, 2006	140,568	$1,406	$1,316,252	$170,743	$(312,753)	$—	$(12,481)	$1,163,167

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (Continued)

(In thousands)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)
				Retained Earnings	Treasury Stock
	Shares	Amount					Total
Balance at October 31, 2006	140,568	$1,406	$1,316,252	$170,743	$(312,753)	$(12,481)	$1,163,167
Cumulative effect of adjustments resulting from SAB 108 adoption, net of tax(1)			22,343	(14,924)			7,419

Adjusted balance at November 1, 2006	140,568	1,406	1,338,595	155,819	(312,753)	(12,481)	1,170,586
Components of comprehensive income:
Net income				130,491			130,491
Unrealized gain on investments, net of tax of $(2,431)						3,684	3,684
Deferred gain on cash flow hedges, net of tax of $(1,714)						7,339	7,339
Reclassification adjustment on deferred gains of cash flow hedges, net of tax of $343						(3,742)	(3,742)
Foreign currency translation adjustment						9,105	9,105

Other comprehensive income							16,386

Total comprehensive income							146,877
Purchases of treasury stock	(5,712)	(57)	57		(151,620)		(151,620)
Common stock issued	11,509	115	217	(22,333)	229,455		207,454
Share-based compensation expense			61,780				61,780
Tax benefit associated with exercise of stock options			1,316				1,316

Balance at October 31, 2007	146,365	$1,464	$1,401,965	$263,977	$(234,918)	$3,905	$1,436,393
Adjustments resulting from FIN 48 adoption(1)			7,675	4,987			12,662

Adjusted balance at November 1, 2007	146,365	1,464	1,409,640	268,964	(234,918)	3,905	1,449,055
Components of comprehensive income:
Net income				189,978			189,978
Unrealized loss on investments, net of tax of $2,087						(3,160)	(3,160)
Deferred loss on cash flow hedges, net of tax of $1,350						(13,565)	(13,565)
Reclassification adjustment on deferred gains of cash flow hedges, net of tax of $684						(3,921)	(3,921)
Foreign currency translation adjustment						(18,538)	(18,538)

Other comprehensive loss							(39,184)

Total comprehensive income							150,794
Purchases of treasury stock	(9,638)	(96)	96		(220,053)		(220,053)
Common stock issued	5,059	50	(8,588)	(24,885)	112,115		78,692
Share-based compensation expense			65,388				65,388
Vested options assumed in acquisition			4,169				4,169
Tax benefit associated with exercise of stock options			326				326

Balance at October 31, 2008	141,786	$1,418	$1,471,031	$434,057	$(342,856)	$(35,279)	$1,528,371

(1)
See Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$189,978	$130,491	$24,742
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	97,143	105,367	114,490
Share-based compensation	65,474	62,011	63,040
Allowance for doubtful accounts	135	(330)	(850)
Write-down of long-term investments	1,115	—	1,336
(Gain) loss on sale of investments	(1,404)	(72)	(17)
(Gain) on sale of land	—	(4,284)	—
Deferred income taxes	(12,249)	(972)	(25,180)
Net change in deferred gains and losses on cash flow hedges	(14,915)	9,053	1,432
In-process research and development	4,800	3,200	800
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(8,571)	(124)	(19,153)
Prepaid expenses and other current assets	(22,484)	(15,610)	1,266
Other assets	(468)	139	458
Accounts payable and accrued liabilities	36,435	(590)	(15,422)
Accrued income taxes	(6,960)	2,127	18,565
Deferred revenue	6,856	142,002	39,613
Deferred compensation and other liabilities	(3,797)	1,070	770

Net cash provided by operating activities	331,088	433,478	205,890

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	597,902	284,615	305,450
Purchases of short-term investments	(564,978)	(447,100)	(365,261)
Proceeds from sales of long-term investments	77	—	248
Purchases of long-term investments	(7,694)	(4,620)	(1,665)
Purchases of property and equipment	(38,869)	(44,690)	(48,461)
Proceeds from sale of land	—	26,298	—
Cash paid for acquisitions and intangible assets, net of cash acquired	(184,650)	(57,473)	(41,142)
Capitalization of software development costs	(2,874)	(2,599)	(2,946)

Net cash used in investing activities	(201,086)	(245,569)	(153,777)

Cash flows from financing activities:
Principal payments on capital leases	(2,970)	—	—
Issuances of common stock	79,181	208,484	69,566
Purchases of treasury stock	(220,053)	(151,620)	(199,992)

Net cash (used in) provided by financing activities	(143,842)	56,864	(130,426)
Effect of exchange rate changes on cash and cash equivalents	12,145	3,795	4,636

Net change in cash and cash equivalents	(1,695)	248,568	(73,677)
Cash and cash equivalents, beginning of year	579,327	330,759	404,436

Cash and cash equivalents, end of year	$577,632	$579,327	$330,759

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the year:	$51,312	$36,319	$19,255

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

Note 2. Summary of Significant Accounting Policies

         Fiscal Year End.    The Company's fiscal year ends on the Saturday nearest October 31. The Company's current fiscal year ended November 1, 2008. Fiscal 2008 and 2006 were 52-week fiscal years. Fiscal 2007 was a 53-week fiscal year and the additional week was contained in the first quarter. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

         Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

         Use of Estimates.    To prepare financial statements in conformity with U.S. generally accepted accounting principles, management must make assumptions, judgments and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Foreign Currency Translation.    The functional currency of each of the Company's foreign subsidiaries is the foreign subsidiary's local currency except for the Company's principal Irish, Hungarian, and Swiss subsidiaries, whose functional currencies are the United States (U.S.) dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. The Company translates assets and liabilities of its foreign operations, except its principal Irish, Hungarian and Swiss subsidiaries, into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of its foreign operations into U.S. dollars reporting currency at average exchange rates for the period. Accumulated translation adjustments are reported in stockholders' equity, as a component of accumulated other comprehensive income or loss.

         Foreign Currency Contracts.    The Company operates internationally and is exposed to potentially adverse movements in currency exchange rates. The Company enters into hedges in the form of foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in Note 5. The duration of forward contracts ranges from one month to 19 months. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with financial institutions and has not experienced nonperformance by counterparties. Further, the Company anticipates performance by all counterparties to such agreements.

        The Company accounts for the foreign currency forward contracts under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or other current liabilities in the consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting

  Cash Flow Hedging Activities

        Certain foreign exchange forward contracts are designated and qualify as cash flow hedges under SFAS No. 133. To receive hedge accounting treatment, all hedging relationships are formally documented at inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders' equity and reclassified into revenue or operating expenses, as appropriate, at the time the forecasted transactions affect earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately three years. The duration of the forward contracts is generally approximately one year or less, except for forward contracts denominated in Canadian dollar, British pound, Euro, India Rupee and Taiwan dollar, which can have durations as long as 19 months.

        Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness reclassified to earnings as other income (expense). The premium/discount component of the forward contracts is recorded to other income (expense) and is not included in evaluating hedging effectiveness. See Note 5.

  Balance Sheet Hedging Activities

        The Company's foreign exchange forward contracts related to non-functional-currency denominated balance sheet assets and liabilities are not designated as hedging instruments under SFAS No. 133. Accordingly, any gains or losses from changes in the fair value of the forward contracts are reported in other income. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also reported in Other (Loss) Income, Net. The duration of the forward contracts is approximately one month.

         Fair Values of Financial Instruments.    The fair value of the Company's cash, short-term investments, accounts receivable, accounts payable and foreign currency contracts, approximates the carrying amount due to their short duration. Long-term marketable equity investments are valued based on quoted market prices. Non-marketable equity securities are valued at cost. The Company performs periodic impairment analysis over these non-marketable equity securities.

         Cash Equivalents and Short-Term Investments.    The Company classifies investments with original maturities of three months or less when acquired as cash equivalents. All of the Company's short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders' equity as a component of accumulated other comprehensive income or loss, net of tax. Those unrealized gains or losses deemed other than temporary are reflected in Other (Loss) Income, Net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in Other (Loss) Income, Net. The Company has cash equivalents and investments with various high quality institutions and, by policy, limits the amount of credit exposure to any one institution.

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

Fiscal Year	Balance at Beginning of Period	Provisions/ (Reductions) (1)	Write-offs(2)	Balance at End of Period
	(in thousands)
2008	$2,214	$236	$(112)	$2,338
2007	$3,156	$(330)	$(612)	$2,214
2006	$4,003	$(850)	$3	$3,156

(1)
Fiscal 2008 includes acquired bad debt reserve of $0.1 million from the acquisition of Synplicity. See Note 3 of Notes to Consolidated Financial Statements.

(2)
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

        The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48) and FASB Staff Position No. 48-1 (FSP FIN 48-1) in the first quarter of fiscal 2008. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. In May 2007, the FASB issued FSP FIN 48-1 which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied.

        Upon adoption of FIN 48 and FSP FIN 48-1, the Company recognized the cumulative effect of a change in accounting principle by recognizing a decrease in the liability for unrecognized tax benefits of $5.0 million, with a corresponding increase to beginning retained earnings. The Company also recognized an additional decrease in the liability for unrecognized tax benefits related to employee stock options of $9.7 million of which $7.7 million increased beginning paid-in capital with the remaining $2.0 million off-setting existing deferred tax assets. The Company had historically recorded its unrecognized tax benefits as a component of its current accrued income taxes payable. FIN 48 requires liabilities for unrecognized tax benefits to be classified based on whether it is expected payment will be made within the next 12 months. Amounts expected to be paid within the next

12 months are classified as current liabilities and all other amounts are classified as non-current liabilities or are offset against a directly related deferred tax asset or income tax receivable. In addition, the Company had historically recorded state, local and interest liabilities net of the estimated benefit which is expected to be received from deducting such payments on future tax returns (i.e., on a "net" basis). FIN 48 requires this estimated benefit to be classified as a deferred tax asset instead of a reduction of the overall liability (i.e., on a "gross" basis).

         Property and Equipment.    Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation was $49.9 million, $51.0 million and $55.0 million in fiscal 2008, 2007 and 2006, respectively. The cost of repairs and maintenance is charged to operations as incurred and was $17.7 million, $16.8 million and $16.4 million in fiscal 2008, 2007 and 2006, respectively. The Company evaluates the recoverability of its property, equipment and intangible assets whenever indicators of impairment exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), and records an impairment charge against income as appropriate. A detail of property and equipment is as follows:

	October 31,
	2008	2007
	(in thousands)
Computer and other equipment	$305,502	$292,395
Buildings	53,770	42,694
Furniture and fixtures	25,952	25,332
Land	20,414	13,414
Leasehold improvements	71,149	68,808

	476,787	442,643
Less accumulated depreciation	(331,700)	(310,777)

Total property and equipment, net	$145,087	$131,866

        The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	7

        During fiscal 2007, the Company entered into a formal plan to sell its two buildings and a parcel of land in Hillsboro, Oregon and lease-back a portion of one of the buildings. An amount of $18.1 million, representing the carrying value of the other building and the parcel of land, had been reclassified from property and equipment, net, to asset held-for-sale in prepaid and other current assets at that time. The sales transaction entered into during fiscal 2008 was cancelled by the prospective buyer. As of October 31, 2008, the Company intends to retain these two buildings and the parcel of land and therefore has reclassified the carrying value back to property and equipment in accordance with requirements of SFAS 144.

         Software Development Costs.    Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype and ends upon general release of the product. Capitalized software development costs were $3.0 million,

$2.3 million and $3.5 million in fiscal 2008, 2007 and 2006, respectively. Amortization of software development costs is computed based on the straight-line method over the estimated economic life of approximately two years. The Company recorded amortization costs of $2.9 million, $2.9 million and $3.0 million in fiscal 2008, 2007 and 2006, respectively.

         Goodwill and Intangible Assets.    Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes. Goodwill is not amortized. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the carrying amount of goodwill is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests under SFAS 142. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. In addition, the carrying value of goodwill may be affected by the settlement of tax contingencies or the recognition of tax benefits from acquired companies in periods subsequent to the acquisition date. During fiscal 2008, 2007 and 2006, there were no indicators of impairments to goodwill. As of October 31, 2008, the carrying amount of goodwill was $899.6 million.

        Intangible assets consist of purchased technology, contract rights intangibles, customer installed base/relationships, trademarks and tradenames, covenants not to compete, customer backlog, capitalized software and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two to ten years. Amortization of intangible assets was $47.0 million, $53.0 million and $59.4 million in fiscal 2008, 2007, and 2006, respectively. In accordance with SFAS 144, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize intangible asset impairment charges in fiscal 2008, 2007 or 2006. As of October 31, 2008, the carrying amount of the Company's intangible assets was $114.8 million.

         Accounts Payable and Accrued Liabilities.    Accounts payable and accrued liabilities consist of:

	October 31,
	2008	2007
	(in thousands)
Payroll and related benefits	$188,344	$192,773
Other accrued liabilities	74,297	38,604
Accounts payable	23,168	11,611
Acquisition related costs	3,960	3,221

Total accounts payable and accrued liabilities	$289,769	$246,209

         Comprehensive Income (Loss).    The Company records comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (Loss), which establishes standards for reporting and displaying comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources, such as accumulated net translation adjustments, unrealized gains on certain foreign currency forward contracts that qualify as cash flow hedges, reclassification adjustments related to cash flow hedges and unrealized gains on investments. Accumulated other comprehensive (loss) income, net of tax, consists of the following:

	October 31,
	2008	2007
	(in thousands)
Unrealized gain on investments	$466	$3,626
Deferred (loss) gain on cash flow hedges	(15,951)	1,535
Foreign currency translation adjustment	(19,794)	(1,256)

	$(35,279)	$3,905

         Revenue Recognition.    The Company recognizes revenue from software licenses and related maintenance and service revenue. Software license revenue consists of fees associated with the licensing of its software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.

        The Company has designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

        For the three software license types, the Company recognizes revenue as follows:

  •
  TSLs.  The Company typically recognizes revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as "time-based license revenue" in the consolidated statement of operations.

  •
  Term Licenses.  The Company recognizes revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as "upfront license revenue" in the consolidated statement of operations. For term licenses in which less than 75% of the license fee is due within one year from shipment, the Company recognizes revenue as customer installments become due and payable. Such revenue is reported as "time-based license revenue" in the consolidated statement of operations.

  •
  Perpetual Licenses.  The Company recognizes revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the perpetual license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as "upfront license revenue" in the consolidated statement of operations. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, the Company recognizes the revenue as customer installments become due and payable. Revenue attributable to these perpetual licenses is reported as "time-based license revenue" in the consolidated statement of operations.

        The Company generally recognizes revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. If a technology subscription license is incorporated into the hardware, the Company recognizes revenue ratably over the term of the software license period, or as customer installments become due and payable, whichever is later. Revenue attributable to these hardware sales is reported as "upfront license revenue" in the consolidated statement of operations.

        In addition, the Company recognizes revenue from maintenance fees ratably over the maintenance period to the extent cash has been received and recognizes revenue from professional service and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as "maintenance and service revenue" in the consolidated statement of operations.

        The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE of fair value for each element to the price charged when such element is sold separately.

        The Company has analyzed all of the elements included in its multiple-element software arrangements and has determined that it has sufficient VSOE to allocate revenue to the maintenance components of its perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, the Company recognize license revenue from perpetual and term licenses upon delivery using the residual method, the Company recognizes revenue from maintenance ratably over the maintenance term, and it recognizes revenue from professional services as milestones are performed and accepted. The Company recognizes revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

        The Company makes significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, the Company must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectability of the full license or service fee is probable. All four of these criteria must be met in order for the Company to recognize revenue with respect to a particular arrangement. The Company applies these revenue recognition criteria as follows:

  •
  Persuasive Evidence of an Arrangement Exists.  Prior to recognizing revenue on an arrangement, the Company's customary policy is to have a written contract, signed by both the customer and the Company or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or purchase agreement.

  •
  Delivery Has Occurred.  The Company delivers its products to its customers electronically or physically. For electronic deliveries, delivery occurs when the Company provides access to customers to take immediate possession of the software by downloading it to the customer's hardware. For physical deliveries, the standard transfer terms are typically FOB shipping point. The Company generally ships its products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and our operational capacity to fulfill product orders at the end of a quarter.

  •
  The Fee is Fixed or Determinable.  The Company's determination that an arrangement fee is fixed or determinable depends principally on the arrangement's payment terms. The Company's standard payment terms for perpetual and term licenses require 75% or more of the arrangement fee to be paid within one year. If the arrangement includes these terms, the Company regards the fee as fixed or determinable, and recognizes all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, the Company does not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, because of the right to exchange products or receive unspecified future technology and because VSOE for maintenance services does not exist for a TSL, the Company recognizes revenue ratably over the term of the license, but not in advance of when the customer's installments become due and payable, even if the fee is otherwise fixed or determinable.

  •
  Collectability is Probable.  The Company judges collectability of the arrangement fees on a customer-by-customer basis pursuant to our credit review policy. The Company typically sells to customers with whom it has a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments to the Company, the Company evaluates the customer's financial position and ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after the Company has established a successful collection history with the customer. If it determines at any time that collectability is not probable under a particular arrangement based upon our credit review process or the customer's payment history, the Company recognizes revenue under that arrangement as customer payments are actually received.

         Net Income (Loss) Per Share.    In accordance with SFAS No. 128, Earnings per Share (SFAS 128), the Company computes basic income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution from potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

        The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
Numerator:
Net income	$189,978	$130,491	$24,742
Denominator:
Weighted-average common shares for basic net income per share	143,258	143,953	142,830
Dilutive effect of common share equivalents from share-based compensation	4,414	5,763	1,898

Weighted-average common shares for diluted net income per share	147,672	149,716	144,728

Net income per share:
Basic	$1.33	$0.91	$0.17
Diluted	$1.29	$0.87	$0.17

        Diluted net income per share excludes 11.5 million, 5.7 million and 24.1 million anti-dilutive options and unvested restricted stock units and awards for fiscal years ended October 31, 2008, 2007 and 2006, respectively. While these options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

         Share-Based Compensation.    The Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) in the beginning of fiscal 2006. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards and stock appreciation rights on the date of the grant. The value of awards expected to vest is recognized as expense over the applicable service periods. The Company recorded $65.5 million, $62.0 million and $63.0 million of share-based compensation expense for fiscal 2008, 2007 and 2006, respectively. See Note 8.

         Adoption of Recent Accounting Pronouncement.    In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 addresses the process and diversity in practice of quantifying misstatements and provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes that registrants should quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The transition provisions of SAB 108 allowed a one-time cumulative effect transition adjustment to retained earnings for immaterial errors related to years prior to adoption. The Company adopted SAB 108 in the fourth quarter of fiscal 2007. The Company recorded an adjustment to its opening fiscal 2007 retained earnings balance in the amount of $14.9 million in accordance with the implementation guidance in SAB 108. The adjustment resulted from an understatement of share-based compensation and an overstatement of depreciation expense in prior years both of which were immaterial to prior fiscal years under the rollover method. The total cumulative impact to retained earnings is as follows:

	Cumulative Effect as of November 1, 2006 in (000's)
	Stock option grant	Property and equipment	Total
Depreciation expense	$—	$4,013	$4,013
Share-based compensation	(24,660)	—	(24,660)
Tax effect related to errors	7,319	(1,596)	5,723
Total net of tax	$(17,341)	$2,417	$(14,924)

         Warranties and Indemnities.    The Company generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for software products and for up to one year for hardware products. The Company also typically provides its customer limited indemnification with respect to claims that their use of the Company's design and verification software products infringe on United States patents, copyrights, trademarks or trade secrets. The Company is currently defending some of its customers against claims that their use of one of its products infringes a patent held by a Japanese electronics company. The Company is unable to estimate the potential impact of these guarantees on the future results of operations. To date, the Company has not been required to pay any material warranty claims.

Note 3. Business Combinations

        During the fiscal years presented, the Company made a number of purchase acquisitions. For each acquisition, the excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology, customer and contract-related assets and goodwill. The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products' projected income streams. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired in the acquisitions, is not amortized. Goodwill is not deductible for tax purposes, with the exception of the MOSAID Technologies, Inc. acquisition discussed below. The amounts allocated to purchased in-process research and developments were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

        The consolidated financial statements include the operating results of each business from the date of acquisition. The Company does not consider these acquisitions to be material to its results of operations and is therefore not presenting pro forma statements of operations for fiscal 2008, 2007 or 2006.

Fiscal 2008 Acquisition

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

         Purchase Price.    Synopsys paid $8.00 per share for all outstanding shares including certain vested options of Synplicity for an aggregate cash payment of $223.3 million. Additionally, Synopsys assumed certain employee stock options and restricted stock units, collectively called "stock awards." The total purchase consideration consisted of:

(in thousands)
Cash paid, net of cash acquired	$180,618
Fair value of assumed vested or earned stock awards	4,169
Acquisition-related costs	9,482

Total purchase price consideration	$194,269

        Estimated acquisition related costs of $9.5 million consist primarily of professional services, severance and employee related costs and facilities closure costs of which $5.3 million have been paid as of October 31, 2008.

         Fair Value of Stock Awards Assumed.    An aggregate of 4.7 million shares of Synplicity stock options and restricted stock units were exchanged for Synopsys stock options and restricted stock units at an exchange ratio of 0.3392 per share. The fair value of stock options assumed was determined using a Black-Scholes valuation model. The fair value of stock awards vested or earned of $4.2 million was included as part of the purchase price. The fair value of unvested awards of $5.0 million will be recorded as operating expense over the remaining service periods on a straight-line basis.

         Purchase Price Allocation.    The Company allocated $119.9 million of the purchase price to goodwill, $80.0 million to identifiable intangible assets to be amortized over 2-7 years, $4.8 million to in-process research and development, and $72.4 million to remaining tangible assets, offset by $40.2 million of assumed liabilities. The Company has not yet finalized certain acquisition related costs and tax allocations.

        Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, was $119.9 million and will not be amortized and is not deductible for tax purposes. Goodwill primarily resulted from the Company's expectation of cost synergies and sales growth from the integration of Synplicity's technology with the Company's technology and operations to provide an expansion of products and market reach.

Fiscal 2007 Acquisitions

Amount in thousands	Cash Paid	Acquisition Related Costs	Earn-Out Payable	Total Purchase Consideration	Intangible Assets Acquired	Goodwill	In-Process R&D Expense
Sandwork Design, Inc.	$23,680	$421	$—	$24,101	$7,200	$17,117	$1,100
MOSAID Technologies, Inc.	14,711	204	—	14,915	5,300	9,128	—
ArchPro Design Automation, Inc.	13,321	853	1,200	15,374	1,800	9,979	2,100

Total	$51,712	$1,478	$1,200	$54,390	$14,300	$36,224	$3,200

        On October 1, 2007, the Company acquired Sandwork Design, Inc. Acquisition-related costs of $0.4 million consist primarily of legal, tax and accounting fees, facility closures and employee severance costs which have substantially been paid as of October 31, 2008.

        On July 30, 2007, the Company acquired certain assets and intellectual property of MOSAID Technologies, Inc. The goodwill recorded as a result of this acquisition is deductible for tax purposes. The Company retained $2.0 million for general representations and warranties which was subsequently paid in fiscal 2008. Acquisition-related costs of $0.2 million consist primarily of legal, tax and accounting fees which have been fully paid as of October 31, 2008.

        On June 14, 2007, the Company acquired ArchPro Design Automation, Inc. Acquisition-related costs of $0.9 million consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs, which have been substantially paid as of October 31, 2008. Under the agreement with ArchPro, the Company has also agreed to pay up to $4.0 million over three years to the former stockholders based upon achievement of certain product and sales milestones. This contingent consideration is considered to be additional purchase price and an adjustment to goodwill when and if payment is made. During fiscal 2008, $0.4 million of contingent consideration was earned and paid. Additionally, $1.2 million was earned in October 31, 2008 and subsequently paid.

Fiscal 2006 Acquisitions

	Cash Paid	Acquisition Related Costs	Prior Investment	Total Purchase Consideration	Intangible Assets Acquired	Goodwill	In-Process R&D Expense
	(Amount in thousands)
Sigma-C Software AG	$20,500	$1,587	$—	$22,087	$6,000	$18,122	$—
Virtio Corporation, Inc.	9,076	388	1,664	11,128	2,500	6,261	—
HPL Technologies, Inc.	11,001	2,433	1,872	15,306	8,500	3,040	800
Other	1,536	—	—	1,536	1,536	—	—

Total	$42,113	$4,408	$3,536	$50,057	$18,536	$27,423	$800

        The Company acquired SIGMA-C Software AG on August 16, 2006 in an all-cash transaction. Acquisition-related costs consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs, which have been fully paid as of October 31, 2008.

        The Company acquired Virtio Corporation, Inc. on May 15, 2006 in an all-cash transaction. Acquisition-related costs consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs which have been fully paid as of October 31, 2008. Additionally, the Company agreed to pay $0.9 million in employee retention bonuses which was recognized as compensation expense over their service period and has been fully paid as of October 31, 2008.

        The Company acquired HPL Technologies, Inc. on December 7, 2005 in an all-cash transaction. Acquisition-related costs consist primarily of legal, tax and accounting fees, estimated facilities closure costs and employee termination costs which have been substantially paid as of October 31, 2008.

Note 4. Goodwill and Intangible Assets

        Goodwill consists of the following:

(in thousands)
Balance at October 31, 2006	$735,643
Additions	36,078
Other adjustments(1)	(4,634)

Balance at October 31, 2007	$767,087
Additions	119,879
Other adjustments(2)	12,674

Balance at October 31, 2008	$899,640

(1)
Related primarily to tax adjustments of $5.7 million and increased goodwill due to a $2.2 million contingent consideration earned and a reduction in merger costs of $1.1 million for acquisitions prior to fiscal 2007.

(2)
Related primarily to income taxes (including $16.2 million recorded as a result of the 2002-2004 IRS audits (see Note 9)) and partially offset by other income tax related adjustments.

        Intangible assets as of October 31, 2008 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$128,231	$59,577	$68,654
Customer relationships	172,420	137,106	35,314
Contract rights intangible	12,500	8,362	4,138
Covenants not to compete	3,100	2,006	1,094
Trademarks and trade names	2,600	330	2,270
Capitalized software development costs	8,784	5,494	3,290

Total(1)	$327,635	$212,875	$114,760

(1)
The balance does not include intangible assets that were fully amortized as of October 31, 2007.

        Intangible assets as of October 31, 2007 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$112,655	$67,088	$45,567
Customer relationships	144,950	118,471	26,479
Contract rights intangible	8,000	5,271	2,729
Covenants not to compete	3,690	3,054	636
Trademarks and trade names	200	50	150
Other intangibles	8,383	8,383	—
Capitalized software development costs	16,414	13,183	3,231

Total	$294,292	$215,500	$78,792

        Total amortization expense related to intangible assets is set forth in the table below:

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
Core/developed technology	$21,013	$19,319	$24,312
Customer relationships	19,065	24,591	24,145
Contract rights intangible	3,091	2,229	2,484
Covenant not to compete	642	1,110	2,424
Trademark and tradename	280	40	52
Other intangibles	—	2,807	3,025
Capitalized software development costs(1)	2,899	2,857	2,995

Total	$46,990	$52,953	$59,437

(1)
Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.

        The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2009	$44,104
2010	30,261
2011	19,346
2012	12,031
2013	5,360
2014 and thereafter	3,657

Total	$114,760

Note 5. Financial Instruments

         Cash, Cash Equivalents and Investments.    Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2008
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$9,399	$—	$—	$—	$9,399
Money market funds (U.S.)	127,304	—	—	—	127,304
Cash deposits and money market funds (International)	440,929	—	—	—	440,929
Municipal obligations	372,374	1,721	(425)	—	373,669

	950,006	1,721	(425)	—	951,301
Classified as non-current assets:
Strategic investments	15,060	—	(735)	—	14,326

Total	$965,066	$1,721	$(1,160)	$—	$965,627

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2007
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$19,562	$—	$—	$—	$19,562
Money market funds (U.S.)	309,965	—	—	—	309,965
Cash deposits and money market funds (International)	244,900	—	—	—	244,900
Municipal obligations	409,047	1,016	(16)	(21)	410,026

	983,474	1,016	(16)	(21)	984,453
Classified as non-current assets:
Strategic investments	8,745	4,831	—	—	13,576

Total	$992,219	$5,847	$(16)	$(21)	$998,029

        As of October 31, 2008, the stated maturities of the Company's short-term investments are $99.3 million within one year, $93.4 million within one to five years, $41.1 million within five to ten years and $139.8 million after ten years. Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income or loss, net of tax. Realized gains and losses on sales of short-term investments have not been material in any period presented.

         Strategic Investments.    The Company's strategic investment portfolio consists of minority equity investments in publicly traded companies and investments in privately held companies. The securities of publicly traded companies are classified as available-for-sale securities accounted for under SFAS No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, and are reported in long-term other assets at fair value, with unrealized gains or losses, net of tax, recorded as a component of accumulated other comprehensive income or loss in stockholders' equity. The cost basis of securities sold is based on the specific identification method. Securities of privately held companies are reported at cost net of impairment losses. As of October 31, 2008, the carrying value of the Company's strategic investments was $14.3 million.

        During fiscal 2008 and 2006, the Company determined that certain strategic investments with aggregate carrying values of $5.1 million and $1.3 million, respectively, were impaired and that these impairments were other than temporary. Accordingly, the Company recorded charges of approximately $1.1 million and $1.3 million during fiscal 2008 and 2006, respectively, to write down the carrying values of these investments. The Company did not recognize any impairment during fiscal 2007.

         Foreign Currency Contracts.    The Company operates internationally and is exposed to potentially adverse movements in foreign currency exchange rates. The Company enters into hedges in the form of foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions. These foreign currency contracts are carried at fair value and are denominated in various currencies as listed in the tables below. The duration of forward contracts ranges from one month to 19 months. As of October 31, 2008 and 2007, the Company had, in notional amounts, $437.1 million and $207.7 million, respectively, of short-term foreign currency forward contracts outstanding.

        The components of the Company's foreign currency forward contracts related to forecasted transactions are designated as cash flow hedges, with gains and losses recorded in stockholders' equity and reclassified into earnings at the time the forecasted transactions affect earnings. As of October 31, 2008 and 2007, unrealized losses of approximately $15.9 million and unrealized gain of approximately $1.5 million, respectively, are recorded in stockholders' equity, net of tax, as a component of accumulated other comprehensive income or loss. As of October 31, 2008 and 2007, approximately $17.7 million of loss and $1.6 million of gain, respectively, were scheduled to be reclassified from accumulated other comprehensive income into earnings within the following 12 months.

        The following table provides information about our foreign currency contracts as of October 31, 2008:

	Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$127,189	96.21
Euro	88,839	0.6929
Canadian dollar	36,197	1.10876
India rupee	34,243	47.3567
Chinese renminbi	33,057	6.6224
Taiwan dollar	22,573	31.766
Swedish krona	22,152	7.68652
British pound sterling	19,656	0.56023
Armenian dram	14,020	301.686
Israeli shekel	12,800	3.56338
Switzerland franc	9,944	1.09032
Korean won	7,934	1,249.8
Singapore dollar	6,751	1.44617
Danish krone	1,760	5.1787

	$437,115

        The following table provides information about our foreign currency contracts as of October 31, 2007:

	Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$43,489	114.20
Euro	74,959	0.70689
Canadian dollar	40,603	0.97387
India rupee	12,530	39.4193
Chinese renminbi	7,339	7.3975
Taiwan dollar	3,373	32.26
Swedish krona	777	6.39129
British pound sterling	17,794	0.49201
Israeli shekel	2,625	3.9728
Korean won	2,296	908.25
Singapore dollar	1,875	1.44725

	$207,660

         Credit Facility.    On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent's prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2008, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 6.    Commitments and Contingencies

Lease Commitments

        The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The facilities generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expense was $44.6 million, $42.5 million and $38.6 million in fiscal 2008, 2007 and 2006, respectively. The Company has the option to extend or renew most of its leases. The Company receives sublease payments which are recorded as a reduction of rent expense.

        Future minimum lease payments on all non-cancelable operating leases with an initial term in excess of one year, net of lease income, as of October 31, 2008 are as follows:

	Minimum Lease Payments	Lease Income	Net
	(in thousands)
Fiscal Year
2009	$39,798	$1,279	$38,519
2010	34,902	508	34,394
2011	30,972	369	30,603
2012	28,253	322	27,931
2013	21,320	322	20,998
Thereafter	46,512	1,063	45,449

Total	$201,757	$3,863	$197,894

Legal Proceedings

        See the disclosure in Note 9 regarding the IRS Revenue Agent's Report.

         Other Proceedings.    The Company is also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company's financial position and results of operations.

Note 7.    Stockholders' Equity

         Stock Repurchase Programs.    The Company is authorized to purchase up to $500.0 million of its common stock under a stock repurchase program originally established by the Company's Board of Directors (Board) in December 2004 and replenished to $500.0 million in March 2007. The Company repurchases shares to offset dilution caused by ongoing stock issuances such as existing employee stock option plans, existing stock purchase plans and acquisitions and, also when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (Exchange Act) through open market purchases, under Rule 10b5-1 under the Exchange Act, and structured transactions.

        During fiscal 2008, 2007 and 2006, the Company purchased 9.6 million shares at an average price of $22.83 per share, 5.7 million shares at an average price of $26.54 per share, and 10.0 million shares at an average price of $19.94 per share, respectively. The aggregate purchase prices were $220.1 million, $151.6 million, and $200.0 million in fiscal 2008, 2007 and 2006, respectively. During fiscal 2008, 2007 and 2006, 5.0 million, 11.5 million and 4.7 million shares were reissued, respectively, for employee stock option exercises, restricted stock and employee stock purchase plan requirements. As of October 31, 2008, $209.7 million remained available for further purchases under the program.

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

        On April 21, 2008, the Company's stockholders approved an amendment to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 4.0 million. During fiscal 2008, 2007 and 2006, the Company issued 2.2 million, 2.1 million, and 2.4 million shares, respectively, under the ESPP at average per share prices of $16.29, $16.03 and $13.73, respectively. As of October 31, 2008, 5.0 million shares of common stock were reserved for future issuance under the ESPP.

Stock Option Plans

         2006 Employee Equity Incentive Plan.    On April 25, 2006, the Company's stockholders approved the 2006 Employee Equity Incentive Plan (the 2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. Options granted under this plan will have a contractual term of seven years. As of October 31, 2008, an aggregate of 26.7 million stock options, and 2.6 million restricted stock units were outstanding under this plan, and 4.3 million shares were available for future issuance under the 2006 Employee Plan.

        As a result of the stockholders' approval of the 2006 Employee Plan, the Company's 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan (collectively, the Prior Plans) have been terminated for future grants. Should any options currently outstanding under such plans and plans assumed by the Company in acquisitions prior to fiscal 2006 (22.3 million as of October 31, 2008) cancel or expire unexercised they shall become available for future grant under the 2006 Employee Plan.

         2005 Non-Employee Directors Equity Incentive Plan.    On May 23, 2005, the Company's stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the 2005 Directors Plan) and the reservation of 0.3 million shares of common stock for issuance there under. The 2005 Directors Plan provides for annual equity awards to non-employee directors in the form of either stock options or restricted stock. Stockholders approved a 0.5 million share increase in the number of shares reserved for issuance under the 2005 Directors Plan on April 25, 2006.

        As of October 31, 2008, the Company has issued an aggregate of 138,550 shares of restricted stock under the plan with an aggregate value of approximately $3.0 million which vest over a period of three years. In addition, the Company granted 81,502 of stock options, which vest over a period of three to four years, with an aggregate fair value of $2.2 million to non-employee directors during fiscal 2007. As of October 31, 2008, 47,979 shares of restricted stock and 81,502 shares of stock options were outstanding. As of October 31, 2008, a total of 536,830 shares of common stock were reserved for future grant under the 2005 Directors Plan.

         1994 Non-Employee Directors Stock Option Plan.    An aggregate of 843,330 stock options remained outstanding under the Company's 1994 Non-Employee Directors Stock Option Plan as of October 31, 2008, which expired as to future grants in October 2004.

         Stock Options and Restricted Stock Units Assumed in Fiscal 2008.    The Company reserved an additional 1.6 million shares of common stock to be issued upon exercise or vesting of stock awards under the Synplicity 2000 Stock Plan and 1995 Stock Option Plan (collectively, the Synplicity Plans) which were assumed on May 15, 2008 in connection with the acquisition of Synplicity. Should any of these shares cancel or expire unexercised, they shall no longer become available for future grant. As of October 31, 2008, 1.2 million shares remained outstanding under the Synplicity Plans.

         Restricted Stock Units.    Since fiscal 2007, restricted stock units are granted as part of the Company's new hire and annual incentive compensation program. Restricted stock units are valued based on the closing price of the Company's common stock on the grant date. In general, for non-executive officers, restricted stock units vest over three to four years and are subject to the employees' continuing service to the Company. Each restricted stock unit grant reduces the number of shares available for future grants by 1.36 shares and each restricted stock unit cancellation increases shares available for future grants by 1.36 shares under the 2006 Employee Plan. Restricted Stock activities under the 2006 Employee Plan is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2006	—	$—
Granted	1,488	$26.84
Vested	—	$—
Forfeited	(45)	$26.88

Balance at October 31, 2007	1,443	$28.02	1.84
Granted	1,715	$24.63
Vested(1)(2)	(370)	$26.80		$8,344
Forfeited	(112)	$26.27

Balance at October 31, 2008	2,676	$25.45	1.61

(1)
Represents the market value of Synopsys common stock on the date the restricted stock unit vests.

(2)
The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

        Additional information concerning stock activity under all the plans is as follows:

		Options
	Available for Grant(1)	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2005	13,012	36,491	$19.92
Options reserved for grant	359	—	$—
Granted	(5,341)	5,341	$20.61
Exercised	—	(2,228)	$16.20
Canceled/forfeited/expired	2,636	(2,617)	$21.91

Balance at October 31, 2006	10,666	36,987	$20.13	4.72	$114,317
Granted	(2,025)	2,025	$26.27
Exercised	—	(9,360)	$18.51
Canceled/forfeited/expired	1,059	(1,059)	$22.12
Restricted stock units granted	(2,024)
Restricted stock units forfeited	62

Balance at October 31, 2007	7,738	28,593	$21.14	4.06	$201,238
Granted and assumed	(3,390)	3,390	$22.20
Exercised	—	(2,543)	$17.75
Canceled/forfeited/expired	551	(663)	$23.42
Restricted stock units granted	(2,302)
Restricted stock units forfeited	147
Additional shares reserved(2)	1,603

Balance at October 31, 2008	4,347	28,777	$21.52	3.43	$15,403

Vested and expected to vest as of October 31, 2008		28,266	$21.47	3.39	$15,382

Exercisable at October 31, 2008		24,307	$21.18	3.06	$15,139

(1)
Excluding shares reserved for future issuance under the 2005 Directors Plan.

(2)
Additional shares reserved for issuance of stock awards in exchange of assumed Synplicity stock awards.

        The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company's closing stock price of $18.28 as of October 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date. The pretax intrinsic value of options exercised were $18.0 million with weighted-average exercise price of $17.75 in fiscal 2008, $75.3 million with weighted-average exercise prices of $21.11 in fiscal 2007, and $10.6 million with weighted-average exercise prices of $20.49 in fiscal 2006.

        Restricted stock award activities during fiscal 2008 under the 2005 Director Plan are summarized as follows:

	Restricted Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested at October 31, 2007	40	$23.39
Granted	39	$22.71
Vested	(31)	$22.32
Forfeited	—	$—

Unvested at October 31, 2008	48	$23.52

        The following table summarizes information about stock options outstanding as of October 31, 2008:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$0.05 - $16.13	3,554	2.81	$15.14	3,540	$15.14
$16.14 - $17.59	3,180	3.47	$17.02	3,054	$17.03
$17.60 - $18.72	3,059	2.97	$18.34	2,858	$18.34
$18.73 - $20.73	3,623	3.36	$20.00	3,014	$20.02
$20.74 - $21.34	2,911	3.56	$21.13	2,230	$21.14
$21.35 - $23.59	3,867	3.76	$22.87	2,807	$22.68
$23.60 - $26.09	3,312	3.67	$25.06	2,772	$24.92
$26.10 - $28.09	3,188	4.12	$27.03	1,982	$27.26
$28.10 and over	2,083	3.01	$30.50	2,050	$30.99

	28,777	3.43	$21.52	24,307	$21.18

         Valuation and Expense of Share-based Compensation.    The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards under SFAS 123(R). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the ESPP is estimated by a combination of implied volatility for publicly traded options of the Company's common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company's share-based awards. The expected term of the Company's share-based awards is based on historical experience.

        The assumptions used to estimate the fair value of stock options granted under the Company's stock option plans and stock purchase rights granted under the ESPP are as follows:

	Year Ended October 31,
	2008	2007	2006
Stock Options
Expected life (in years)	4.50	4.30	3.80
Risk-free interest rate	2.40% - 3.55%	4.13% - 5.00%	4.29% - 5.03%
Volatility	31.71% - 38.84%	30.04% - 34.08%	36.81% - 43.47%
Weighted average estimated fair value	$8.01	$8.61	$7.89
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.62% - 2.33%	3.58% - 5.09%	2.68% - 5.09%
Volatility	29.48% - 32.06%	19.61% - 44.85%	19.61% - 53.98%
Weighted average estimated fair value	$5.13	$6.33	$6.77

        The following table presents share-based compensation expense for the years ended October 31, 2008, 2007 and 2006, respectively:

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
Cost of license	$7,665	$6,620	$6,143
Cost of maintenance and service	3,517	2,995	3,103
Research and development expense	27,482	24,520	28,030
Sales and marketing expense	15,560	17,256	16,237
General and administrative expense	11,250	10,620	9,527

Share-based compensation expense before taxes	65,474	62,011	63,040
Income tax benefit	(15,224)	(14,412)	(14,213)

Share-based compensation expense after taxes	$50,250	$47,599	$48,827

        Under SFAS 123(R), the Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award.

        As of October 31, 2008, $72.7 million of total unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

        The Company included all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows prior to the adoption of SFAS 123(R). SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash flows from financing activities. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company follows the alternative transition method discussed in Financial Accounting Standards Board (FASB) Staff Position No. 123(R)-3. There was no material impact to the Company's financial statements upon adoption of the alternative transition method in the third quarter of fiscal 2006. The Company has not recorded any excess tax benefits during fiscal 2008 and 2007.

         Deferred Compensation Plan.    The Company maintains the Synopsys Deferred Compensation Plan (the Deferred Plan), which permits eligible employees to defer up to 50% of their annual cash base compensation and up to 100% of their eligible cash variable compensation. Distributions from the

Deferred Plan are generally payable upon termination of employment over 5 to 15 years or as a lump sum payment at the option of the employee. Since the inception of the Deferred Plan, the Company has not made any matching or discretionary contributions to the Deferred Plan. There are no Deferred Plan provisions that provide for any guarantees or minimum return on investments. Undistributed amounts under the Deferred Plan are subject to the claims of the Company's creditors. These securities, held by the Deferred Plan, are classified as trading securities in accordance with SFAS 115.

        As of October 31, 2008 and 2007, the fair value amounts under the Deferred Plan totaled to $60.7 million and $74.4 million, respectively, and are recorded in "Long-term other assets" in the Company's consolidated balance sheets. As of October 31, 2008 and 2007, the Company has recorded $60.9 million and $78.8 million, respectively, in "Deferred compensation and other liabilities" to recognize undistributed deferred compensation due to employees (obligations). Income or loss from the change in fair value in the undistributed Deferred Plan is recorded in other income, net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense in accordance with EITF 97-14 Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
(Reduction) to cost of revenue and operating expense	$(22,768)	$10,610	$5,457
Other income (loss), net	(23,083)	9,741	4,581

Net	$(315)	$869	$876

         Synopsys 401(k) and Other Retirement Plans.    The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans are charged to operations and were $15.1 million, $12.0 million and $10.1 million in fiscal 2008, 2007 and 2006, respectively. For employees in the U.S., the Company maintains the Synopsys 401(k) Savings and Success Sharing Plan (the 401k Plan). As allowed under Section 401(k) of the Internal Revenue Code, the 401k Plan allows tax deferred salary deductions of 1% to 30% of eligible annual salary by eligible employees. Employee contributions are limited by the maximum dollar amount allowed by the Internal Revenue Code. The Company matches pretax employee contributions up to 40% of employee deferrals or a maximum of $1,500 per participant per year. Participants who meet the age requirement before the close of the 401k Plan year may be eligible to make catch-up salary deferral contributions, limited by the maximum dollar amount allowed by the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions.

Note 9.    Income Taxes

        The domestic and foreign components of the Company's total income (loss) before provision for income taxes are as follows:

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
United States	$79,144	$29,377	$(37,389)
Foreign	139,812	136,422	81,108

	$218,956	$165,799	$43,719

        The components of the provision (benefit) for income taxes were as follows:

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$(28,657)	$12,530	$5,374
State	1,078	4,973	3,954
Foreign	46,729	31,602	31,739

	19,150	49,105	41,067
Deferred:
Federal	38,223	(488)	(10,083)
State	(1,663)	(3,782)	319
Foreign	(26,732)	(9,527)	(12,326)

	9,828	(13,797)	(22,090)

Provision for income taxes	$28,978	$35,308	$18,977

        The provision for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
Statutory federal tax	$76,635	$58,030	$15,301
State tax, net of federal effect	581	(839)	(1,227)
Tax credits	(7,830)	(4,028)	(87)
Tax exempt income	(5,008)	(6,326)	(3,952)
Tax on foreign earnings (less than) in excess of U.S. statutory tax	(28,632)	(25,679)	(6,942)
Tax settlements	(33,324)	2,030	5,500
In-process research and development expenses	1,680	1,120	280
Share-based compensation	4,915	7,238	9,908
Foreign tax credit valuation allowance	19,739	—	—
Adjustment of tax benefit of previously recorded acquisition-related expenses	—	1,948	—
Other	222	1,814	196

	$28,978	$35,308	$18,977

        No tax benefit was recorded in the years ended October 31, 2008, 2007 and 2006 for expenses relating to the vesting of qualified stock options and share-based compensation costs which are borne by certain of the Company's foreign subsidiaries.

        Net deferred tax assets of $302.7 million and $337.7 million were recorded as of October 31, 2008 and 2007, respectively. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2008	2007
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$25,791	$23,389
Deferred revenue	71,886	54,361
Deferred compensation	28,717	23,569
Depreciation and amortization	11,182	14,858
Capitalized research and development costs	32,260	34,877
Stock compensation	36,770	27,559
Tax loss carryovers	5,169	48,290
Foreign tax credit carryovers	57,472	65,438
Research and other tax credit carryovers	58,440	57,727
Capital loss carryovers	7,452	7,088
Other	21,504	2,152

Gross deferred tax assets	356,643	359,308
Valuation allowance	(31,868)	(15,323)

Total deferred tax assets	324,775	343,985
Deferred tax liabilities:
Intangible assets	22,042	6,297

Total deferred tax liabilities	22,042	6,297

Net deferred tax assets	$302,733	$337,688

        There are approximately $8.3 million and $2.1 million of deferred tax liabilities that are included in "Deferred compensation and other liabilities" on the consolidated balance sheet as of October 31, 2008 and 2007, respectively.

        The valuation allowance increased by $16.5 million principally due to deferred tax assets related to foreign tax credits, the tax benefit of which is not considered more likely than not to be realized in future years.

        The Company has federal net operating loss carryforwards of approximately $50.4 million as of October 31, 2008, primarily from acquired companies which will expire between fiscal 2018 and 2027.

        The Company has unrecognized deferred tax assets of approximately $16.7 million as of October 31, 2008 attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.

        The Company has federal foreign tax credits of $70.1 million of which $63.9 million will expire from fiscal 2013 through 2018 and the remaining $6.2 million in foreign tax credits from acquired companies, which have a valuation allowance of $3.4 million, will expire between fiscal 2009 and 2017. Foreign tax credits can only be carried forward ten years, and may only be used after foreign tax credits arising in each subsequent year have been used first. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. In addition, the Company has recorded a valuation allowance of $19.7 million during the fiscal year with respect to our foreign tax credit carryforward, of which $14.6 million was recorded as a result of the 2000-2001 final IRS settlement. See IRS Examinations, below. Based on available evidence, it is more likely than not that the Company can utilize the remaining foreign tax credit carryforwards. The need for a valuation allowance with respect to foreign tax credits is subject to change based upon a number of factors, including the amount of foreign tax credits arising in future years, our forecasts of future foreign source income, the amount of our undistributed earnings of our foreign subsidiaries and changes in income tax laws that may affect our ability to use such credits.

        The Company has federal research and development credits of $48.0 million, of which $31.0 million will expire between fiscal 2022 and 2028 and $17.0 million from acquired companies will expire between fiscal 2009 and 2027.

        The Company has a deferred tax asset of $24.5 million relating to California research and development tax credit carryforwards, which may be carried forward indefinitely. The Company has also recorded a deferred tax asset of $8.0 million relating to other state tax attributes carried forward for which the Company has recorded a valuation allowance of $3.8 million.

        The Company has a net deferred tax asset of $7.5 million relating to excess capital loss carryforwards for which the Company has recorded a valuation allowance of $1.7 million. Our ability to utilize capital loss carryforwards is dependent upon having sufficient capital gain net income during the carryback and carryforward periods. Based on available evidence, it is more likely than not that the Company can utilize the remaining capital losses which will expire in fiscal 2010 through 2012.

        In evaluating its ability to utilize its deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, the existence of cumulative losses in certain jurisdictions in the most recent fiscal years and its forecast of future taxable income on a jurisdiction by jurisdiction basis. As of October 31, 2008, the Company believes that except where a valuation allowance has been provided, it is more likely than not that forecasted income; including income that may be generated as a result of certain tax planning strategies will be sufficient to fully recover the net deferred tax assets.

        In fiscal 2006, the Company reduced additional paid in capital by approximately $8.9 million. The decrease is primarily due to the withdrawal of an incorrect state refund claim made in 2005 relating to stock option deductions claimed for foreign employees and an overstatement in prior years of the excess tax benefit realized from exercises of stock options assumed in certain acquisitions. In fiscal 2007, the Company recorded an increase in additional paid in capital by approximately $1.3 million related to a tax benefit for prior year stock option exercises by certain non-U.S. employees.

        The Company has not provided taxes for undistributed earnings of its foreign subsidiaries because the Company plans to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount. As of October 31, 2008, there was approximately $243.0 million of earnings upon which U.S. income taxes have not been provided. In May 2006, the Tax Increase Prevention and Reconciliation Act of 2005 (the 2005 Act) was enacted and provides a three-year exception to current U.S. taxation of certain foreign intercompany income. The provisions of the 2005 Act first applied to the Company for fiscal 2007.

        In October 2008, the Emergency Economic Stabilization Act of 2008 (the 2008 Act) was enacted, which extended the three-year exception to current U.S. taxation of such intercompany income by one additional year to fiscal year 2010. The 2008 Act also retroactively extended the research and development credit from January 1, 2008 through December 31, 2009.

        The gross unrecognized tax benefits included in the consolidated balance sheet as of November 1, 2007 were $207.3 million. The gross unrecognized tax benefits increased by approximately $9.4 million during fiscal 2008, resulting in gross unrecognized tax benefits of $216.7 million as of October 31, 2008.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows (in millions):

Balance as of October 31, 2007	$207.3
Increases in unrecognized tax benefits related to prior year tax positions	22.5
Decreases in unrecognized tax benefits related to prior year tax positions	(52.8)
Increases in unrecognized tax benefits related to current year tax positions	38.2
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(7.7)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(3.4)
Increases in unrecognized tax benefits acquired	7.5
Changes in unrecognized tax benefits due to foreign currency translation	5.1

Balance as of October 31, 2008	$216.7

        As of October 31, 2008, approximately $111 million of the unrecognized tax benefits would affect our effective tax rate ($125 million as of November 1, 2007), if recognized upon resolution of the uncertain tax positions.

        Interest and penalties related to estimated obligations for tax positions taken in the Company's tax returns are recognized as a component of income tax expense in the consolidated statements of operations. As of November 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on the Company's tax returns was approximately $10.3 million. The accrued interest and penalties decreased by approximately $3.9 million during the fiscal year, primarily due to the 2000-2001 IRS settlement (see IRS Examinations, below). Prior to the adoption of FIN 48 in fiscal 2008, the estimated liability for unrecognized tax benefits was presented as a current liability.

        The Company files income tax returns in the U.S., including various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the U.S. for fiscal years after 1999, in Hungary and Taiwan for fiscal years after 2005, in Ireland for fiscal years after 2003 and in Japan for fiscal years after 2004. See IRS Examinations, below for the status of our current federal income tax audits.

        The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that before the end of fiscal 2009, it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $18 million.

  IRS Examinations

        The Company is regularly audited by the IRS.

        On June 8, 2005, the Company received a Revenue Agent's Report (RAR) in which the IRS proposed to assess a net tax deficiency for fiscal years 2000 and 2001 of approximately $476.8 million, plus interest. This proposed adjustment primarily related to transfer pricing transactions between Synopsys and a wholly owned foreign subsidiary. On July 13, 2005, the Company filed a protest to the proposed deficiency with the IRS, which caused the matter to be referred to the Appeals Office of the IRS. On June 30, 2008, the IRS and the Company executed a final Closing Agreement pursuant to which substantially all of the proposed assessment was eliminated. As a result of the final resolution of the transfer pricing issue, the Company decreased its FIN 48 liabilities by $41.0 million in the third quarter of 2008, including interest accrued of $2.8 million and recorded an increase to additional paid in capital of $0.3 million. Concurrently, the Company evaluated its ability to use certain foreign tax credit carryovers which have been recorded as noncurrent deferred tax assets in its balance sheet, a portion of which may have been available to offset the FIN 48 liability. As a result of the final resolution of the transfer pricing issue, the Company concluded that it was no longer more likely than not that $14.6 million of its foreign tax credits will be used prior to the expiration of the carryover period, and recorded a valuation allowance for this amount. Accordingly, the Company's provision for income taxes includes a net income tax benefit (net of decreases in related deferred tax assets) of $17.3 million as a result of the 2000-2001 IRS settlement. Notwithstanding the foregoing, the statute of limitations remains open with respect to fiscal years 2000-2001 for two related issues until the Appeals Office has considered certain refund claims relevant to these years which are affected by the fiscal year 2002-2004 federal income tax audit. The Company has accrued the tax for these issues in accordance with the tentative settlement the Company reached with the IRS in December 2007.

        In the third quarter of 2006, the IRS started an examination of the Company's federal income tax returns for the years 2002 through 2004. In July 2008, the IRS completed its field examination of these returns and issued an RAR in which the IRS proposed an adjustment that would result in an aggregate tax deficiency for the three year period of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax losses and credits that would otherwise be available either as refund claims or to offset taxes due in future periods. The IRS is contesting the Company's tax deduction for payments made in connection with litigation between Avant! Corporation and Cadence Design Systems, Inc. In addition, the IRS has asserted that the Company is required to make an additional transfer pricing adjustment with a wholly owned non-U.S. subsidiary as a result of the Company's acquisition of Avant! in 2002. The IRS has also proposed adjustments to the Company's transfer pricing arrangements with its foreign subsidiaries, deductions for foreign trade income and certain temporary differences. The Company has agreed to additional taxes of approximately $20.0 million for these proposed adjustments, which have been fully provided for in prior years. The total adjustments proposed by the IRS, if sustained, would also result in additional state taxes (net of the federal tax benefit for state taxes paid) of approximately $17 million. The IRS imposes interest on any resulting tax deficiencies. On August 9, 2008, the Company timely filed a protest with the IRS and will seek resolution of these issues through the Appeals Office. The Company strongly believes the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company has meritorious defenses to this proposed IRS adjustment. The RAR is not a final Statutory Notice of Deficiency. The Company believes it has adequately provided for potential tax liabilities related to these years. Final resolution of these matters is expected to take several years.

Note 10.    Other (Loss) Income, Net

        Other (loss) income, net consists of the following:

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
Interest income	$21,211	$25,710	$15,218
(Loss) income on assets related to executive deferred compensation plan(1)	(23,083)	9,741	4,581
Foreign currency exchange gain (loss)	6,648	804	(455)
Other, net(2)	(4,932)	11,500	(5,057)

Total	$(156)	$47,755	$14,287

    (1)
    See Note 8 for the employee benefit plans for further information.

    (2)
    For fiscal year 2007, the amount included a litigation settlement of $12.5 million received from Magma.

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

        The Company provides software products and consulting services in the electronic design automation software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual "seats" or licenses to the Company's products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment. Revenues and property and equipment, net, related to operations in the United States and other by geographic areas were:

	Year Ended October 31,
	2008	2007	2006
	(in thousands)
Revenue:
United States	$663,114	$609,938	$553,223
Europe	197,730	188,960	174,914
Japan	249,159	193,911	184,282
Asia Pacific and Other	226,948	219,660	183,141

Consolidated	$1,336,951	$1,212,469	$1,095,560

	2008	2007
	(in thousands)
Property and Equipment, net:
United States	$113,695	$96,848
Other countries	31,392	35,018

Total	$145,087	$131,866

        Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company's methodology.

        One customer, in the aggregate, accounted for 11% of the Company's consolidated revenue in fiscal 2008, 2007 and 2006.

Note 12. Related Party and Other Transactions

        Former Director Richard Newton provided consulting services to the Company for which he was paid $16,667 and $180,000 for the fiscal 2007 and 2006 respectively. Dr. Newton passed away on January 1, 2007. Under the Company's agreement with Dr. Newton, Dr. Newton provided advice concerning long-term technology strategy and industry development issues as well as assistance in identifying opportunities for partnerships with academia. Dr. Newton was a Professor of Electrical Engineering and Computer Science and Dean of the College of Engineering at the University of California, Berkeley.

Note 13.    Effect of New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements of assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and November 15, 2008 for nonfinancial assets and liabilities. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. While the Company is currently evaluating whether SFAS 157 will result in a change to its fair value measurements, it does not expect the adoption of SFAS 157 to have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information on how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value measurement to report all financial instruments at fair value. Its objective is to improve financial reporting by allowing entities to use fair value measurement for financial instruments in periods subsequent to adoption without using the complex hedging-accounting provisions. Under SFAS 159, entities may measure specified financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes accounting for business combinations. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2010 and will generally affect acquisitions occurring after the effective date. However, the change with respect to income tax adjustments will also apply to acquisitions completed prior to the effective date. Adjustments to acquired income tax liabilities and valuation allowances with respect to acquired deferred tax assets subsequent to the acquisition date will be recognized in income from continuing operations, with certain exceptions, rather than through a change to goodwill, as existing rules allow, if such changes occur after the measurement period. The Company has not yet determined the impact that SFAS 141R may have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2010. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company's consolidated financial statements.

Selected Unaudited Quarterly Financial Data

        The table below includes certain unaudited financial information for the last four fiscal quarters. Refer to Note 2 of Notes to Consolidated Financial Statements for information on the Company's fiscal year end.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2008:
Revenue	$315,465	$324,553	$344,128	$352,805
Gross margin	254,155	260,861	277,102	285,937
Income before provision for income taxes	60,169	50,088	52,979	55,720
Net income	46,445	39,387	57,749	46,397
Net income per share
Basic	$0.32	$0.28	$0.41	$0.33
Diluted	0.31	0.27	0.39	0.32
2007:
Revenue	$300,210	$292,928	$304,098	$315,233
Gross margin	241,835	237,511	245,707	253,151
Income before provision for income taxes	27,756	57,016	33,827	47,200
Net income	23,357	41,265	24,855	41,014
Net income per share
Basic	$0.16	$0.29	$0.17	$0.28
Diluted	0.16	0.28	0.17	0.27

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures.    As of October 31, 2008, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys' management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, (1) Synopsys' disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys' disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys' management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

  (b)
  Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, our management used the framework established in Internal Control Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    Our management has concluded that, as of October 31, 2008, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors' report on the effectiveness of our internal control over financial reporting, which is included herein.

  (c)
  Changes in Internal Controls.    There were no changes in Synopsys' internal control over financial reporting during the fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, Synopsys' internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        For information with respect to our executive officers, see "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report.

        All other information required by this Item is incorporated by reference herein from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the Proxy Statement) scheduled to be held on February 27, 2009.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements

          The following documents are included as Part II, Item 8. of this Form 10-K:

  (2)
  Financial Statement Schedules

          None.

  (3)
  Exhibits

          See Item 15(b) below.

(b)
Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Restated Bylaws	8-K	000-19807	3.2	12/10/07
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Form of Indemnification Agreement for directors and executive officers	10-Q	000-19807	10.1	06/02/05
10.2	Director's and Officer's Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)
10.3	Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	S-1	33-45138	10.6	02/24/92 (effective date)
10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	Settlement Agreement, dated July 8, 2004, by and among the Company, Mountain Acquisition Sub, Inc. and Monolithic System Technology, Inc.	8-K	000-19807	10.6	07/15/04
10.6	Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	Fiscal year ended September 30, 1992
10.7	Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	Fiscal year ended September 30, 1993
10.8	Lease Agreement, dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.21	Fiscal year ended September 30, 1995
10.9	Amendment No. 6 to Lease, dated July 18, 2001, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.10	12/21/07
10.10	Amendment No. 5 to Lease dated October 4, 1995, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.11	12/21/07

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Amendment No. 3 to Lease, dated June 23, 1993, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.12	12/21/07
10.12	Amendment No. 1 to Lease, dated June 16, 1992, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.13	12/21/07
10.13	Amendment No. 4 to Lease, dated July 18, 2001, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.14	12/21/07
10.14	Amendment No. 3 to Lease, dated October 4, 1995, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	12/21/07
10.15	Amendment No. 3 to Lease, dated July 18, 2001, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	12/21/07

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Amendment No. 2 to Lease, dated October 4, 1995, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.17	12/21/07
10.17	Amendment No. 1 to Lease, dated July 18, 2001, amending Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.18	12/21/07
10.18	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership	10-Q	000-19807	10.28	05/14/96
10.19	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying the Company of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07
10.20*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02
10.21*	Employee Stock Purchase Program, as amended	DEF 14A	000-19807	Appendix B	03/04/08
10.22*	International Employee Stock Purchase Plan, as amended					X
10.23*	Synopsys Deferred Compensation Plan II	8-K	000-19807	10.18	11/16/05
10.24*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03
10.25*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99
10.26	Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002	8-K	000-19807	10.1	11/19/02

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-19807	10.25	10/25/06
10.28*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05
10.29*	Director Compensation Arrangements	10-K	000-19807	10.28	01/11/07
10.30*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.31	04/27/06
10.31*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05
10.32*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan					X
10.33*	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.37	03/09/06
10.34*	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.38	03/09/06
10.35*	2006 Employee Equity Incentive Plan	8-K	000-19807	10.39	04/27/06
10.36*	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.40	06/08/06
10.37	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.41	09/12/06
10.38	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.42	09/12/06
10.39*	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan					X
10.40*	Executive Relocation Agreement dated April 6, 2007 between the Company and Joseph Logan	10-Q	000-19807	10.44	06/06/07
10.41*	ISE Milestone Compensation Plan	10-K	000-19807	10.48	12/21/07
10.42*	Executive Incentive Plan (2008)	8-K	000-19807	10.49	02/01/08
10.43*	Executive Incentive Plan (2009)	8-K	000-19807	10.49	12/15/08

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.44*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08
10.45*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08
10.46*	Compensation Recovery Policy					X
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*
Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOPSYS, INC.
Date: December 19, 2008	By:	/s/ BRIAN M. BEATTIE Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aart J. de Geus and Brian M. Beattie, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and reconstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AART J. DE GEUS Aart J. de Geus	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	December 19, 2008
/s/ BRIAN M. BEATTIE Brian M. Beattie	Chief Financial Officer (Principal Financial Officer)	December 19, 2008
/s/ ESFANDIAR NADDAF Esfandiar Naddaf	Vice President, Corporate Controller (Principal Accounting Officer)	December 19, 2008
/s/ CHI-FOON CHAN Chi-Foon Chan	President, Chief Operating Officer and Director	December 19, 2008
/s/ ALFRED J. CASTINO Alfred J. Castino	Director	December 19, 2008
/s/ BRUCE R. CHIZEN Bruce R. Chizen	Director	December 19, 2008
/s/ DEBORAH A. COLEMAN Deborah A. Coleman	Director	December 19, 2008

Name	Title	Date

/s/ JOHN G. SCHWARZ John G. Schwarz	Director	December 19, 2008
/s/ SASSON SOMEKH Sasson Somekh	Director	December 19, 2008
/s/ ROY VALLEE Roy Vallee	Director	December 19, 2008
/s/ STEVEN C. WALSKE Steven C. Walske	Director	December 19, 2008

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Restated Bylaws	8-K	000-19807	3.2	12/10/07
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Form of Indemnification Agreement for directors and executive officers	10-Q	000-19807	10.1	06/02/05
10.2	Director's and Officer's Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)
10.3	Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	S-1	33-45138	10.6	02/24/92 (effective date)
10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04
10.5	Settlement Agreement, dated July 8, 2004, by and among the Company, Mountain Acquisition Sub, Inc. and Monolithic System Technology, Inc.	8-K	000-19807	10.6	07/15/04
10.6	Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	Fiscal year ended September 30, 1992
10.7	Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	Fiscal year ended September 30, 1993
10.8	Lease Agreement, dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.21	Fiscal year ended September 30, 1995

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	Amendment No. 6 to Lease, dated July 18, 2001, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.10	12/21/07
10.10	Amendment No. 5 to Lease dated October 4, 1995, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.11	12/21/07
10.11	Amendment No. 3 to Lease, dated June 23, 1993, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.12	12/21/07
10.12	Amendment No. 1 to Lease, dated June 16, 1992, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.13	12/21/07
10.13	Amendment No. 4 to Lease, dated July 18, 2001, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.14	12/21/07

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Amendment No. 3 to Lease, dated October 4, 1995, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	12/21/07
10.15	Amendment No. 3 to Lease, dated July 18, 2001, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	12/21/07
10.16	Amendment No. 2 to Lease, dated October 4, 1995, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.17	12/21/07
10.17	Amendment No. 1 to Lease, dated July 18, 2001, amending Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor's Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.18	12/21/07
10.18	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership	10-Q	000-19807	10.28	05/14/96
10.19	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying the Company of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07
10.20*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02
10.21*	Employee Stock Purchase Program, as amended	DEF 14A	000-19807	Appendix B	03/04/08

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22*	International Employee Stock Purchase Plan, as amended					X
10.23*	Synopsys Deferred Compensation Plan II	8-K	000-19807	10.18	11/16/05
10.24*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03
10.25*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99
10.26	Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002	8-K	000-19807	10.1	11/19/02
10.27	Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-19807	10.25	10/25/06
10.28*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05
10.29*	Director Compensation Arrangements	10-K	000-19807	10.28	01/11/07
10.30*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.31	04/27/06
10.31*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05
10.32*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan					X
10.33*	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.37	03/09/06
10.34*	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.38	03/09/06
10.35*	2006 Employee Equity Incentive Plan	8-K	000-19807	10.39	04/27/06
10.36*	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.40	06/08/06
10.37	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.41	09/12/06
10.38	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.42	09/12/06

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.39*	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan					X
10.40*	Executive Relocation Agreement dated April 6, 2007 between the Company and Joseph Logan	10-Q	000-19807	10.44	06/06/07
10.41*	ISE Milestone Compensation Plan	10-K	000-19807	10.48	12/21/07
10.42*	Executive Incentive Plan (2008)	8-K	000-19807	10.49	02/01/08
10.43*	Executive Incentive Plan (2009)	8-K	000-19807	10.49	12/15/08
10.44*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08
10.45*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08
10.46*	Compensation Recovery Policy					X
21.1	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*
Indicates a management contract, compensatory plan or arrangement.