Form 10-Q
period 2009-01-31
SYNOPSYS INC
filed 2009-03-09
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

Yes ☐  No ☒

As of March 6, 2009, there were 143,436,108 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$470,165	$577,632
Short-term investments	372,116	373,669
Total cash, cash equivalents and short-term investments	842,281	951,301
Accounts receivable, net	150,083	147,365
Deferred income taxes	136,533	133,609
Income taxes receivable	49,534	49,859
Other current assets	42,936	40,156
Total current assets	1,221,367	1,322,290
Property and equipment, net	141,152	145,087
Goodwill	917,794	899,640
Intangible assets, net	109,870	114,760
Long-term deferred income taxes	168,070	177,386
Other long-term assets	78,405	83,315
Total assets	$2,636,658	$2,742,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$182,608	$289,769
Accrued income taxes	9,395	14,496
Deferred revenue	547,343	604,718
Total current liabilities	739,346	908,983
Long-term accrued income taxes	154,679	152,745
Deferred compensation and other liabilities	76,882	76,970
Long-term deferred revenue	61,636	75,409
Total liabilities	1,032,543	1,214,107
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 142,010 and 141,786 shares outstanding, respectively	1,420	1,418
Capital in excess of par value	1,482,555	1,471,031
Retained earnings	485,175	434,057
Treasury stock, at cost: 15,261 and 15,485 shares, respectively	(337,892)	(342,856)
Accumulated other comprehensive loss	(27,143)	(35,279)
Total stockholders’ equity	1,604,115	1,528,371
Total liabilities and stockholders’ equity	$2,636,658	$2,742,478

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,
	2009	2008
Revenue:
Time-based license	$285,052	$267,860
Upfront license	18,327	12,521
Maintenance and service	36,376	35,084
Total revenue	339,755	315,465
Cost of revenue:
License	41,823	40,398
Maintenance and service	15,579	15,879
Amortization of intangible assets	8,022	5,033
Total cost of revenue	65,424	61,310
Gross margin	274,331	254,155
Operating expenses:
Research and development	97,807	92,514
Sales and marketing	77,384	77,370
General and administrative	27,182	23,841
In-process research and development	600	—
Amortization of intangible assets	3,786	6,591
Total operating expenses	206,759	200,316
Operating income	67,572	53,839
Other income, net	2,099	6,330
Income before provision for income taxes	69,671	60,169
Provision for income taxes	17,242	13,724
Net income	$52,429	$46,445
Net income per share:
Basic	$0.37	$0.32
Diluted	$0.37	$0.31
Shares used in computing per share amounts:
Basic	141,865	146,001
Diluted	142,612	150,683

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2009	2008
Cash flow from operating activities:
Net income	$52,429	$46,445
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	25,418	25,333
Share-based compensation	14,143	15,644
Allowance for doubtful accounts	1,490	—
Write-down of long-term investments	2,960	—
(Gain) loss on sale of investments	(172)	200
Deferred income taxes	8,340	(1,858)
Net change in deferred gains and losses on cash flow hedges	3,648	2,104
In-process research and development	600	—
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(2,911)	(17,077)
Other current assets	(2,009)	(1,185)
Other long-term assets	407	(488)
Accounts payable and accrued liabilities	(101,970)	(81,102)
Accrued income taxes	(5,771)	2,754
Deferred revenue	(79,456)	(42,969)
Deferred compensation and other liabilities	928	1,018
Net cash used in operating activities	(81,926)	(51,181)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	64,047	150,523
Purchases of short-term investments	(60,059)	(173,675)
Purchases of long-term investments	—	(1,500)
Purchases of property and equipment	(8,258)	(9,726)
Cash paid for acquisitions	(27,333)	—
Capitalization of software development costs	(720)	(704)
Net cash used in investing activities	(32,323)	(35,082)
Cash flows from financing activities:
Principal payments on capital leases	(492)	—
Issuances of common stock	1,152	12,097
Purchases of treasury stock	—	(82,865)
Net cash provided by (used in) financing activities	660	(70,768)
Effect of exchange rate changes on cash and cash equivalents	6,122	5,759
Net change in cash and cash equivalents	(107,467)	(151,272)
Cash and cash equivalents, beginning of year	577,632	579,327
Cash and cash equivalents, end of period	$470,165	$428,055

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

Note 2.     Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the SEC on December 22, 2008.

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

Fiscal Year End.  The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s first fiscal quarter ended on January 31, 2009.  Fiscal 2009 is a 52-week fiscal year.  For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Note 3.     Fair Value Measurements of Financial Assets and Liabilities

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes guidelines and enhances disclosures for fair value measurements.  In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the Company’s fiscal year 2010. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In addition to defining fair value, SFAS 157 establishes a three-tier fair value hierarchy that encourages the use of observable inputs but allows for unobservable inputs when observable inputs do not exist:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical instruments in active markets;

Level 2—Observable inputs other than quoted prices included in Level 1 for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-driven valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Unobservable inputs to the valuation derived from fair valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS 157, the Company’s cash equivalents, short-term investments, and marketable equity security are classified within Level 1 or Level 2. These classifications are based on the fact that cash equivalents and marketable securities are valued using quoted market prices in an active market or alternative pricing sources and models utilizing market observable inputs.

The Company’s foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The Company’s deferred compensation plan assets and liabilities are classified within Level 2 as the inputs to measure the fair value are only indirectly observable.  The deferred compensation plan assets and liabilities consist of mutual funds invested in domestic and international marketable securities.

The Company’s strategic investments in privately held companies are classified within Level 3 as most of the inputs used to value the investments are unobservable.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2009:

		Fair Value Measurement at Reporting Date Using
Description (in thousands)	Total as of January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds and bank deposits	$468,165	$468,165	$—	$—
Municipal securities	2,000	—	2,000	—
Short-term investments:
Municipal securities	372,116	—	372,116	—
Other long-term assets:
Marketable equity security(1)	344	344	—	—
Deferred compensation plan assets	57,909	2	57,907	—

Total assets	$900,534	$468,511	$432,023	$

Liabilities
Foreign currency derivative contracts	$18,656	$—	$18,656	$—
Deferred compensation plan liabilities	58,109	—	58,109	—
Total liabilities	$76,765	$—	$76,765	$—

(1) In the first quarter of fiscal 2009, the Company recorded $0.9 million of other-than-temporary impairment charges in other income, net, due to the decline of the stock price of a public company in our long-term investment portfolio.

Assets/Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are accounted for under the cost method of accounting.  These equity investments (also called non-marketable equity investments) are classified within Level 3 as they are valued using unobservable data or data in an inactive market.  The Company evaluates the fair value of each investment when an event or circumstance indicates an other-than-temporary decline in value has occurred.  In the first quarter of fiscal 2009, the Company determined one investment had impairment indicators and thus calculated the fair value of this investment by determining what a willing buyer would pay to purchase the investment using a financial model based on business enterprise value and calculating its liquidity preference.  The inputs to the financial model were based on cash flow projections.  As a result of the fair value measurement, the Company recorded $2.1 million of other-than-temporary impairment charges on the investment in other (loss) income, net, on the unaudited condensed consolidated statement of operations in the first quarter of fiscal 2009.

The following table presents the balance of assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2009, and losses recorded during the three months ended January 31, 2009:

Fair Value Measured Using
Quoted Prices
		in Active	Significant		Total gains
		Markets for	Other	Significant	(losses) for
		Identical	Observable	Unobservable	three months
	Total as of	Instruments	Inputs	Inputs	ended
(in thousands)	January 31, 2009	(Level 1)	(Level 2)	(Level 3)	January 31, 2009
Non-marketable equity investments	$11,757	$—	$—	$11,757	$(2,090)

Effective January 1, 2009, the Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115. Under this statement, entities may choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. As of January 31, 2009, the Company did not elect such option for its financial instruments and liabilities.

Note 4.     Business Combinations

On December 18, 2008, the Company acquired the assets of a business for cash and incurred acquisition related costs.  The Company preliminarily allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date, resulting in goodwill of $19.8 million, in process research and development expense of $0.6 million, and identifiable intangible assets of $6.9 million.  The intangible assets are being amortized over one to six years. Goodwill, which is deductible for tax purposes, represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and will not be amortized.

Other

During the first quarter of fiscal 2009, the Company paid $1.2 million for achievement of certain product milestones related to a prior acquisition. This payment was recorded as an adjustment to goodwill in the prior year.

Note 5.     Goodwill and Intangible Assets

Goodwill as of January 31, 2009 consisted of the following:

(in thousands)
Balance at October 31, 2008	$899,640
Addition(1)	19,837
Other adjustments(2)	(1,683)
Balance at January 31, 2009	$917,794

(1)          Addition relates to an acquisition of assets of a business in the first quarter fiscal of 2009 as described in Note 4.

(2)          Adjustments relate to reduction of merger costs and income tax adjustments for prior year acquisitions.

Intangible assets as of January 31, 2009 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$132,731	$66,966	$65,765
Customer relationships	174,620	140,468	34,152
Contract rights intangible	12,600	9,123	3,477
Covenants not to compete	3,100	2,160	940
Trademarks and trade names	2,700	471	2,229
Capitalized software development costs	9,524	6,217	3,307
Total	$335,275	$225,405	$109,870

Intangible assets as of October 31, 2008 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$128,231	$59,577	$68,654
Customer relationships	172,420	137,106	35,314
Contract rights intangible	12,500	8,362	4,138
Covenants not to compete	3,100	2,006	1,094
Trademarks and trade names	2,600	330	2,270
Capitalized software development costs	8,784	5,494	3,290
Total	$327,635	$212,875	$114,760

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2009	2008
	(in thousands)
Core/developed technology	$7,389	$4,562
Customer relationships	3,362	6,197
Contract rights intangible	761	688
Covenant not to compete	154	167
Trademark and trade names	141	10
Capitalized software development costs(1)	723	728
Total	$12,530	$12,352

(1)          Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2009	$33,501
2010	32,376
2011	21,106
2012	13,056
2013	5,776
2014 and thereafter	4,055
Total	$109,870

Note 6.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	January 31,	October 31
	2009	2008
	(in thousands)
Payroll and related benefits	$114,749	$188,344
Other accrued liabilities	57,202	74,297
Accounts payable	7,271	23,168
Acquisition related costs	3,386	3,960
Total	$182,608	$289,769

Note 7.     Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2009, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8.     Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2009	2008
	(in thousands)
Net income	$52,429	$46,445
Unrealized gain on investments, net of tax of ($1,625) and ($677), respectively	2,462	1,026
Deferred gain on cash flow hedges, net of tax of ($1,354) and ($779), respectively	2,294	2,104
Reclassification adjustment on deferred loss (gain) on cash flow hedges, net of tax of ($1,126) and $188, respectively	4,253	(1,100)
Foreign currency translation adjustment	(873)	(2,373)
Total	$60,565	$46,102

Note 9.                Stock Repurchase Program

The Company is authorized to purchase up to $500.0 million of its common stock under a stock repurchase program originally established by the Company’s Board of Directors (Board) in December 2004 and replenished to $500.0 million in March 2007.  The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash.  Repurchases are transacted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (Exchange Act) through open market purchases, plans executed under Rule 10b5-1 under the Exchange Act and structured transactions.

There were no stock repurchases during the three months ended January 31, 2009. During the three months ended January 31, 2008, the Company purchased 3.4 million shares at an average price of $24.27 per share for an aggregate purchase price of $82.9 million. During the three months ended January 31, 2009 and 2008, approximately 0.2 million and 0.7 million shares were reissued, respectively, for employee share-based compensation requirements. As of January 31, 2009, $209.7 million remained available for future purchases under the program.

Note 10.   Share-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards under SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS123(R)). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and employee stock purchase plan (ESPP) is estimated by a combination of implied volatility for publicly traded options of the Company’s stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards is based on historical experience.

As of January 31, 2009, there was $93.2 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 3.3 years. The intrinsic values of options exercised during the three months ended January 31, 2009 and 2008, were $0.2 million and $5.1 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statements of operations for these share-based compensation arrangements was as follows for the first quarters of fiscal years 2009 and 2008:

	Three Months Ended January 31,
	2009	2008
	(in thousands)
Cost of license	$1,644	$1,328
Cost of maintenance and service	547	1,342
Research and development expense	5,979	6,419
Sales and marketing expense	3,121	3,700
General and administrative expense	2,852	2,855
Share-based compensation expense before taxes	14,143	15,644
Income tax benefit	(3,078)	(3,618)
Share-based compensation expense after taxes	$11,065	$12,026

Note 11.   Net Income per Share

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

The table below illustrates the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2009	2008
	(in thousands)
Numerator:
Net income	$52,429	$46,445
Denominator:
Weighted-average common shares for basic net income per share	141,865	146,001
Dilutive effect of common share equivalents from share-based compensation	747	4,682
Weighted-average common shares for diluted net income per share	142,612	150,683
Net income per share:
Basic	$0.37	$0.32
Diluted	$0.37	$0.31

Diluted net income per share excludes 23.3 million and 8.8 million of anti-dilutive stock options and unvested restricted stock units and awards for the three months ended January 31, 2009 and 2008, respectively. While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 12.        Segment Disclosure

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

The Company provides software and hardware products and consulting services in the electronic design automation software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses to the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment.

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended January 31,
	2009	2008
	(in thousands)
Revenue:
United States	$165,457	$160,710
Europe	49,084	49,295
Japan	69,948	52,473
Asia Pacific and Other	55,266	52,987
Consolidated	$339,755	$315,465

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three months ended January 31, 2009 and 2008.

Note 13.        Other Income, net

The following table presents the components of other income, net:

	Three Months Ended January 31,
	2009	2008
	(in thousands)
Interest income	$3,643	$7,016
Loss on assets related to executive deferred compensation plan	(4,018)	(492)
Foreign currency exchange gain	3,401	794
Other, net	(927)	(988)
Total	$2,099	$6,330

Note 14.   Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2009	2008
	(in thousands)
Income before income taxes	$69,671	$60,169
Provision for income tax	$17,242	$13,724
Effective tax rate	24.7%	22.8%

The Company’s effective tax rate for the three months ended January 31, 2009 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits, partially offset by state taxes and non-deductible share-based compensation recorded under SFAS 123(R). The effective tax rate increased in the three months ended January 31, 2009, as compared to the same period in fiscal 2008, primarily due to a decrease in tax exempt investment income and changes in mix of geographical earnings, partially offset by the recognition of a prior year foreign tax benefit.  During the three months ended January 31, 2009, there were no other material changes to the total gross unrecognized tax benefits.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the next twelve months it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire, and that certain federal and foreign transfer pricing issues could be effectively settled. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $74 million.  See IRS Examinations below for the status of current federal income tax audits.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”), which has significant tax implications for certain businesses and individuals.  The Company has not yet fully analyzed all provisions of the Act but does not anticipate it having a material impact on our effective tax rate for fiscal 2009.

IRS Examinations

The Company is regularly audited by the IRS.

On June 30, 2008, the Appeals Office of the IRS and the Company executed a final Closing Agreement with respect to a Revenue Agent’s Report (RAR) received for the audit of fiscal years 2000 and 2001, in connection with a transfer pricing dispute.  As a result of the Closing Agreement and the Company’s concurrent evaluation of its ability to use certain foreign tax credits, the Company’s provision for income taxes in its third fiscal quarter of 2008 included a net income tax benefit (net of decreases in related deferred tax assets) of $17.3 million.

In July 2008, the IRS completed its field examination of fiscal years 2002-2004 and issued an RAR in which the IRS proposed an adjustment that would result in an aggregate tax deficiency for the three year period of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax losses and credits that would otherwise be available either as refund claims or to offset taxes due in future periods. The IRS is contesting the Company’s tax deduction for payments made in connection with litigation between Avant! Corporation and Cadence Design Systems, Inc. In addition, the IRS has asserted that the Company is required to make an additional transfer pricing adjustment with a wholly owned non-U.S. subsidiary as a result of the Company’s acquisition of Avant! in 2002. The IRS has also proposed adjustments to the Company’s transfer pricing arrangements with its foreign subsidiaries, deductions for foreign trade income and certain temporary differences. The Company has agreed to additional taxes of approximately $20.0 million for these proposed adjustments, which have been fully provided for in prior years. The total adjustments proposed by the IRS, if sustained, would also result in additional state taxes (net of the federal tax benefit for state taxes paid) of approximately $17 million. The IRS imposes interest on any resulting tax deficiencies. The Company strongly believes the proposed IRS adjustment and resulting proposed deficiency are inconsistent with applicable tax laws, and that the Company has meritorious defenses to this proposed IRS adjustment. On August 9, 2008, the Company timely filed a protest with the IRS and intends to seek resolution of these issues through the Appeals Office, which could take several years.  The Company continues to discuss a resolution of this matter with the examination division, which, if successful, could settle the matter within the next twelve months.  The Company believes it has adequately provided for potential tax liabilities related to these years.

Note 15.   Contingencies

See also the disclosure in Note 14 above regarding the IRS Revenue Agent’s Report.

Other Proceedings

The Company is also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations.

Note 16.   Effect of New Accounting Pronouncements

The effect of recent accounting pronouncements has not changed from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular the following discussion, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements include but are not limited to statements concerning: our business, product and platform strategies, expectations regarding previous and future acquisitions; completion of development of our unfinished products, or further development or integration of our existing products; continuation of current industry trends towards vendor consolidation; expectations regarding our license mix; expectations regarding customer interest in more highly integrated tools and design flows; expectations of the success of our intellectual property and design for manufacturing initiatives; expectations concerning recent completed acquisitions; expectations regarding the likely outcome of the Internal Revenue Service’s proposed net tax deficiencies for fiscal years 2000 through 2004 and other outstanding litigation; expectations that our cash, cash equivalents and short-term investments and cash generated from operations will satisfy our business requirements for the next 12 months; and our expectations of our future liquidity requirements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including, without limitation, those identified below in Part II, Item 1A of this Form 10-Q. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of these terms, or other comparable terminology and similar expressions identify these forward-looking statements. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the SEC on December 22, 2008.

Fiscal Year End.  Our fiscal year ends on the Saturday nearest to October 31. Our first fiscal quarter ended on January 31, 2009.  Fiscal 2009 is a 52-week fiscal year.  For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Overview

Business Environment Summary

We are a world leader in electronic design automation (EDA) software and related services for semiconductor design companies. We offer a broad portfolio of solutions that are highly integrated to solve our customers’ needs at each stage of the semiconductor chip design process. We deliver technology-leading semiconductor design and verification software platforms and integrated circuit (IC) manufacturing software products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, we provide intellectual property (IP), system-level design hardware and software products, and design services to simplify the design process and accelerate time-to-market for our customers. Finally, we provide software and services that help customers prepare and optimize their designs for manufacturing.

We generate a substantial majority of our revenue from large customers in the semiconductor and electronics industries. Our customers typically fund purchases of our software and services largely out of their research and development (R&D) budgets and, to a lesser extent, their manufacturing and capital budgets. Our customers continually face the competing challenges of developing increasingly advanced electronics products while reducing their design and manufacturing costs in order to meet ongoing consumer demand for lower prices. Our customers’ business outlook and willingness to invest in new and increasingly complex chip designs affect their spending decisions and vendor selections. The recent crisis in the financial markets and the continued weakening of the global economy have exacerbated these challenges.

Our customers bargain on various aspects of the contractual arrangements they make with us. Our customers often demand a broader portfolio of solutions, support and services and seek more favorable terms such as expanded license usage, future purchase rights and other unique rights at an overall lower total cost of design. Our customer arrangements are complex, involving hundreds of products and various license rights. No one factor drives our customers’ buying decisions and we compete on all fronts to capture a higher portion of our customers’ budgets in a highly competitive EDA market. Customers generally negotiate the total value of the arrangement rather than just unit pricing or volumes. Collectively, the increase in the value of all of our customer contracts is the primary driver of our overall growth in revenue over time. As further described below, the effect of an increase in value for a particular customer is typically recognized over the life of the customer contract rather than in one particular period.

Our business model allows a substantial majority of our customers to pay for licenses over a period of time and generates recurring revenue for us over a period of time, generally three years. We continue to target achieving greater than 90% of our total revenue as recurring revenue, which we refer to in our financial statements as time-based license and maintenance and service revenue.  Accordingly, most of the revenue we recognize in any particular quarter results from our selling efforts in each of the prior periods during the last three or so years rather than from efforts or changes in the current period.  The timing of orders is less important to us in the short term and we have been able to resist typical software industry quarter-end pressures and to avoid business with terms, including pricing terms, which may be less favorable to us.

Short-term fluctuations in industry or general economic conditions or in orders generally do not immediately affect our financial results due to our business model. While the electronics, semiconductor and EDA industries are currently experiencing unprecedented uncertainty and weakness due to the recent severe downturn in the global economy, to date, our business model has substantially protected our financial results. Nevertheless, if the downturn persists or worsens for any extended period of time, our future revenues and financial results would be negatively affected.  The turmoil and uncertainty about future economic conditions could cause our customers to postpone their decision-making, decrease their spending, delay their payments, consolidate with other customers, or file for bankruptcy protection, any of which could adversely affect our business and our future revenues. The downturn has negatively impacted several of our competitors, and a few have recently announced lower revenues than they had previously expected. We will continue to monitor market conditions and make adjustments to our business in order to reduce the adverse impact that a prolonged economic downturn could have on our business.

Financial Performance Summary for the Three Months Ended January 31, 2009

•      Total revenue of $339.8 million was up 8% from $315.5 million in the same quarter in fiscal 2008. The increase was primarily attributable to bookings of Technology Subscription Licenses (TSLs) in prior periods which increase time-based revenue recognized in later periods and to a lesser extent from Synplicity product sales from our acquisition in May 2008.

•      Time-based license revenue of $285.1 million was up 6% from $267.9 million in the same quarter in fiscal 2008. The increase was primarily attributable to bookings of TSLs in prior periods which increase time-based revenue recognized in later periods.

•      Upfront license revenue of $18.3 million was up 46% from $12.5 million in the same quarter in fiscal 2008. The increase reflected the impact of Synplicity product sales.

•      We derived approximately 95% of our total revenue from time-based, maintenance and services revenues, and 5% from upfront revenue in the first quarter of fiscal 2009, compared to approximately 96% and 4%, respectively, in the same quarter in fiscal 2008. This reflects our adherence to our business model.

•      Maintenance revenue of $20.7 million was up 26% from $16.4 million in the same quarter in fiscal 2008. The increase was primarily attributable to the increase in Synplicity product sales which were mostly perpetual based.  Professional services and other revenue of $15.7 million was down 16% from $18.7 million in the same quarter in fiscal 2008. The decrease was primarily driven by the timing of completion of performed milestones under service contracts.

•      Net income of $52.4 million was up 13% from $46.4 million in the same quarter in fiscal 2008. The increase was primarily due to increases in revenues and cost control efforts.

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

The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

•                  Revenue recognition; and

•                  Income taxes.

We describe our revenue recognition and income taxes policies below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the SEC on December 22, 2008.

Revenue Recognition

We recognize revenue from software licenses and related maintenance and service revenue and, to a lesser extent, from hardware sales. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.

We have designed and implemented revenue recognition policies in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

For the three software license types, we recognize revenue as follows:

•                  TSLs.  We typically recognize revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based license revenue” in the unaudited condensed consolidated statement of operations.

•                  Term Licenses.  We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the unaudited condensed consolidated statement of operations. For term licenses in which less than 75% of the license fee is due within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the unaudited condensed consolidated statement of operations.

•

Perpetual Licenses. We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the unaudited condensed consolidated statement of operations. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize the revenue as customer installments become due and payable. Revenue attributable to these perpetual licenses is reported as “time-based license revenue” in the unaudited condensed consolidated statement of operations.

We generally recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. If a technology subscription license is sold together with the hardware, we recognize revenue ratably over the term of the software license period, or as customer installments become due and payable, whichever is later. Revenue attributable to these hardware sales is reported as “upfront license revenue” in the unaudited condensed consolidated statement of operations.

In addition, we recognize revenue from maintenance fees ratably over the maintenance period to the extent cash has been received and recognize revenue from professional service and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the unaudited condensed consolidated statement of operations.

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

•

The Fee is Fixed or Determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms for perpetual and term licenses require 75% or more of the license fee to be paid within one year. If the arrangement includes these terms, we regard the fee as fixed or determinable, and recognize all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, because of the right to exchange products or receive unspecified future technology and because VSOE for maintenance services does not exist for a TSL, we recognize revenue ratably over the term of the license, but not in advance of when customers’ installments become due and payable, even if the fee is otherwise fixed or determinable.

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

Income Taxes

We calculate our current and deferred tax provisions in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Our estimates and assumptions used in such provisions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified and resolved.

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $294 million that are recorded on our balance sheet will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

Included in our net deferred tax assets as of October 31, 2008 are federal foreign tax credits of $70.1 million of which $63.9 million will expire from fiscal 2013 through 2018.  The remaining $6.2 million in foreign tax credits are from acquired companies, which have a valuation allowance of $3.4 million, and will expire between fiscal 2009 and 2017. Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period, and may only be used after foreign tax credits arising in each subsequent year have been used first. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. We have recorded a valuation allowance of $19.7 million with respect to our foreign tax credit carryforward, of which $14.6 million was recorded as a result of the 2000-2001 final IRS settlement. See Results of Operations—Income Taxes—IRS Examinations, below, and Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements. The need for a valuation allowance with respect to foreign tax credits is subject to change based upon a number of factors, including the amount of foreign tax credits arising in future years, our forecasts of future foreign source income, the amount of our undistributed earnings of our foreign subsidiaries and changes in income tax laws that may affect our ability to use such credits.

The calculation of tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for potential additional taxes. If we ultimately determine that these amounts are not owed, we would reverse the liability and recognize the tax benefit in the period in which we determine that the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, we would record an additional charge to earnings. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of taxes and the Revenue Agent’s Reports from the IRS we received in June 2005 and July 2008 asserting very large net increases to our U.S. tax arising from the audit of fiscal 2000 through 2001 and fiscal 2002 through 2004, respectively.

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

Total Revenue

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended	$339.8	$315.5	$24.3	8%

The increase in total revenue for the first quarter of fiscal 2009 compared to the same quarter of fiscal 2008 was primarily due to our time-based license model which reflects prior period bookings contributing to current period time-based revenue and, to a lesser extent, product sales from our Synplicity acquisition in May 2008.

Time-Based License Revenue

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended	$285.1	$267.9	$17.2	6%
Percentage of total revenue	84%	85%

The increase in time-based license revenue in the first quarter of fiscal 2009 compared to the same quarter in fiscal 2008 was primarily due to prior period bookings leading to increased current period time-based revenue.

Upfront License Revenue

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended	$18.3	$12.5	$5.8	46%
Percentage of total revenue	5%	4%

Upfront license revenue increased in the first quarter of fiscal 2009 compared to the same quarter in fiscal 2008, reflecting the presence of Synplicity product sales in the first quarter of fiscal 2009, as such sales were absent in the first quarter of fiscal 2008, and the normal fluctuations in customer license requirements which can drive the amount of upfront orders and revenue in any particular quarter.

Maintenance and Service Revenue

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$20.7	$16.4	$4.3	26%
Professional services and other revenue	15.7	18.7	(3.0)	(16)%
Total maintenance and service revenue	$36.4	$35.1	$1.3	4%
Percentage of total revenue	11%	11%

Maintenance revenue increased in the first quarter of fiscal 2009 compared to the same period in fiscal 2008 primarily because of the maintenance revenue stream on perpetual-based products, as well as the sale of perpetual licenses to the products that we acquired in our acquisition of Synplicity in the third quarter of fiscal 2008. We expect our second quarter of fiscal 2009 to similarly reflect the impact of the Synplicity acquisition on a year-over-year comparative basis, but do not expect the acquisition-related increases to continue thereafter.  In addition, some customers may in the future choose not to renew maintenance on upfront licenses for economic or other factors, which would lower our future maintenance revenue.

Professional services and other revenue decreased in the first quarter of fiscal 2009 compared to the same period in fiscal 2008 due principally to the timing of customer acceptance of services performed under ongoing contracts.

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

Cost of Revenue

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$41.8	$40.4	$1.4	3%
Cost of maintenance and service revenue	15.6	15.9	(0.3)	(2)%
Amortization of intangible assets	8.0	5.0	3.0	60%
Total	$65.4	$61.3	$4.1	7%
Percentage of total revenue	19%	19%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue, and amortization of intangible assets. We segregate expenses directly associated with providing consulting and training from cost of license revenue associated with internal functions providing license delivery and post-customer contract support services. We then allocate these group costs between cost of license revenue and cost of maintenance and service revenue based on license and service revenue reported.

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

Amortization of intangible assets.  Amortization of intangible assets, which is amortized to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

Cost of revenue as a percentage of total revenue was flat at 19% for the first quarter of fiscal 2009 compared with the same period in fiscal 2008.  The increase of $4.1 million in total cost of revenue was primarily due to an increase in personnel related costs, and amortization of intangible assets, as a result of our acquisition of Synplicity in May 2008.

Operating Expenses

Research and Development

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended	$97.8	$92.5	$5.3	6%
Percentage of total revenue	29%	29%

The increase in research and development expense in the first quarter of fiscal 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $5.4 million in personnel related costs, and an increase of $2.2 million in functionally allocated expenses, both reflecting headcount increases as a result of the Synplicity acquisition.  The increase was partially offset by $1.7 million decline in the fair value of our deferred compensation plan obligation.

Sales and Marketing

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended	$77.4	$77.4	$—	—%
Percentage of total revenue	23%	25%

Sales and marketing expenses were flat but expenses as a percentage to total revenue decreased for the first quarter of fiscal 2009 compared with the same period in fiscal 2008.  The decrease in percentage of total revenue was primarily due to a decrease in variable compensation as a result of lower shipments.

General and Administrative

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended	$27.2	$23.8	$3.4	14%
Percentage of total revenue	8%	8%

The increase in general and administrative expenses in the first quarter of fiscal 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $1.8 million in facility and maintenance expense and an increase of $1.4 million in bad debt reserve based on our review of customer receivables.

Amortization of Intangible Assets

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$8.0	$5.0	$3.0	60%
Included in operating expenses	3.8	6.6	(2.8)	(42)%
Total	$11.8	$11.6	$0.2	2%
Percentage of total revenue	3%	4%

The increase in amortization of intangible assets is due to amortization of intangible assets from our Synplicity acquisition which occurred in May of fiscal 2008 and our recent acquisition in the first quarter of fiscal 2009, partially offset by certain intangible assets acquired in prior years becoming fully amortized. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

In-Process Research and Development

In-process research and development (IPRD) expense is composed of in-process technologies of $0.6 million associated with an acquisition of assets of a business completed during the first quarter of fiscal 2009. At the date of the acquisition, the project associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses and therefore the amount was charged to expense.

Other Income, net

	Three Months Ended January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)

Interest income	$3.6	$7.0	$(3.4)	(49)%
Income (loss) on assets related to deferred compensation plan	(4.0)	(0.5)	(3.5)	700%
Foreign currency exchange gain (loss)	3.4	0.8	2.6	325%
Other	(0.9)	(1.0)	0.1	(10)%
Total	$2.1	$6.3	$(4.2)	(67)%

Other income, net, decreased in the first quarter of fiscal 2009, compared to the same period in fiscal 2008 primarily due to the fair market value fluctuations of investments in our deferred compensation plan, and a decrease in interest income due to lower interest rates and lower cash balances.  These decreases were partially offset by foreign currency exchange gain.

Taxes

See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first quarter of fiscal 2009.

Cash and Cash Equivalents and Short-Term Investments

	January 31,	October 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$470.2	$577.6	$(107.4)	(19)%
Short-term investments	372.1	373.7	(1.6)	<(1)%
Total	$842.3	$951.3	$(109.0)	(11)%

During the first quarter of fiscal 2009, our primary sources and uses of cash consisted of (1) cash used in operating activities of $81.9 million, (2) proceeds from sales and maturities of short-term investments of $64.0 million, (3) purchases of investments of $60.1 million and (4) cash paid for acquisitions of $27.3 million.

Cash Flows

	January 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Three months ended
Cash used in operating activities	$(81.9)	$(51.2)	$(30.7)	(60)%
Cash used in investing activities	(32.3)	(35.1)	2.8	8%
Cash provided by (used in) financing activities	0.7	(70.8)	71.5	101%

Cash used in operating activities.  Cash used in operations is dependent primarily upon the payment terms of our license agreements. To be classified as upfront revenue, we require that 75% of a term or perpetual license fee be paid within the first year. Conversely, payment terms for TSLs are generally extended and the license fee is typically paid either quarterly or annually in even increments over the term of the license. Accordingly, we generally receive cash from upfront license revenue much sooner than from time-based licenses revenue. In addition, we typically pay bonuses and variable compensation during the first quarter of our fiscal year resulting in higher cash outflows in the first quarter as compared to the remaining periods in the year.

Cash used in operating activities primarily increased as a result of a decrease in deferred revenue due to the timing of billings and cash payment from certain customers and increased payments to vendors compared to the same period in fiscal 2008.

Cash used in investing activities.  The decrease in cash used primarily relates to the timing of maturities of marketable securities offset by cash paid for acquisitions and a decrease in our purchases of marketable securities as compared to the same period in fiscal 2008.

Cash provided by (used in) financing activities.  The decrease in cash used primarily relates to no common stock repurchases made under our stock repurchase program and a lower number of employee option exercises compared to the same period in fiscal 2008. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts worldwide. As of January 31, 2009, we held an aggregate of $445.0 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $397.3 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America.

We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

January 31,	October 31,
2009	2008	$ Change	% Change
(dollars in millions)
$150.1	$147.4	$2.7	2%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 40 days at January 31, 2009, and 38 days at October 31, 2008. The increase in DSO, along with an increase in accounts receivable balance, primarily relates to timing of billings to customers in the first quarter of fiscal 2009 and stronger collections in the last quarter of fiscal 2008.

Net Working Capital.  Working capital is composed of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of January 31, 2009, our net working capital was $482.0 million, compared to $413.3 million as of October 31, 2008. The increase in net working capital of $68.7 million was primarily due to increases in (1) accounts receivable of $2.7 million, (2) deferred taxes of $2.9 million, and (3) other current assets of $2.4 million, along with a decrease in (1) current income taxes accrual of $5.1 million, (2) accounts payable and accrued liabilities of $107.2 million, and (3) deferred revenue of $57.4 million.  These increases were partially offset by our use of $109.0 million in cash, cash equivalents and short-term investments as described above.

Other Commitments—Revolving Credit Facility.  On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2009, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Other

Our cash equivalent and short-term investment portfolio as of January 31, 2009, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of January 31, 2009, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months ended January 31, 2009, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets over the last several months, we have been more proactively managing our cash and cash equivalents and investments and closely monitoring our capital and stock repurchase expenditures. Additionally, we believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. The majority of our investments are priced by pricing vendors and are classified as Level 1 or Level 2 investments, as measured under SFAS 157, as these vendors either provide a quoted market price in an active market or use observable inputs. See Note 3 of Notes to the Unaudited Condensed Consolidated Financial Statements.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

Effect of New accounting Pronouncements

The effect of recent accounting pronouncements has not changed from our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since October 31, 2008.  The average yield at purchase for our short-term investment portfolio remains approximately the same as of October 31, 2008.  For more information in financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the SEC on December 22, 2008.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. As of January 31, 2009 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2009, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)

Changes in Internal Controls Over Financial Reporting.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of the defense costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

We describe our business risk factors below.

The current severe downturn and uncertainty in the global economy in general and weakness in the semiconductor and electronics industries in particular may harm our business, operating results and financial condition.

The worldwide economy is currently undergoing unprecedented turmoil amid stock market volatility, tightening of credit markets, concerns of inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and business insolvencies. This turmoil and the uncertainty about future economic conditions could negatively impact our customers and, among other things, postpone their decision-making, decrease their spending and jeopardize or delay their ability or willingness to make payment obligations, any of which could adversely affect our business. Uncertainty about current global economic conditions could also cause volatility of our stock price. In the event that the downturn persists or worsens for any extended period of time, we may need to restructure our operations and accordingly incur restructuring costs. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery.

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

In the event that downward fluctuations in the semiconductor or electronics industries or general economic conditions persist or worsen for any extended period of time, our revenues and financial results will be adversely affected.

Our business model allows a substantial majority of our customers to pay for licenses over a period of time and generates recurring revenue for us over a period of time, generally three years. Pursuant to our business model, we generally target achieving greater than 90% of our total revenue as recurring revenue.

Short-term fluctuations in industry or general economic conditions or in orders generally do not immediately affect our financial results due to our business model. While the electronics, semiconductor and EDA industries are currently experiencing unprecedented uncertainty and weakness due to the recent severe downturn in the global economy, to date, our business model has substantially protected our financial results. Nevertheless, if the downturn persists or worsens for any extended period of time, our future revenues and financial results would be adversely affected. Conversely, in the event of future upward fluctuations in conditions, the positive impact on our revenues and financial results may not be immediate.

Customer payment defaults or related issues could harm our operating results.

The majority of our backlog consists of customer payment obligations not yet due that are attributable to software we have already delivered. A significant portion of revenue we recognize in any period comes from backlog and is dependent upon our receipt of cash. Although customer payment obligations are not cancelable, we will not achieve expected revenue and cash flow if customers default, declare bankruptcy, or otherwise fail to pay amounts owed. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Though we have not, to date, experienced a material level of defaults or renegotiation requests, if the current economic downturn is prolonged, our customers’ financial condition and in turn their ability or willingness to fulfill their contractual and financial obligations could be adversely affected. If payment defaults by our customers significantly increase or we experience significant reductions in existing contractual commitments, our operating results would be harmed.

If we do not successfully compete in the EDA industry our business and financial condition will be harmed.

We compete with EDA vendors that offer varying ranges of products and services, primarily Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with other EDA vendors, including continual new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers’ internally developed design tools and capabilities. We compete principally on technology leadership, product quality and features (including ease-of-use), license terms, post contract customer support, interoperability with our own and other vendors’ products, price and payment terms. Specifically, we believe the following competitive factors affect our success:

•

Technology in the EDA industry evolves rapidly and in order to be successful we must maintain technology leadership. Accordingly, we must successfully anticipate and lead critical developments, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products.

•

We believe that in order to be successful we must offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance. We have invested significant resources into the development of our Galaxy Design Platform, integration of our Discovery Verification Platform and enhancement of our SystemVerilog and other advanced features and development of our Manufacturing Solutions and our IP and systems portfolios. Customers may not find these tool and IP configurations more attractive than our competitors’ offerings and our efforts to balance the interests of integration versus individual product performance may not be successful.

•

Some EDA vendors are increasingly offering discounts, which could be significant, as price continues to be a competitive consideration for our customers. If we do not match or are unable to match a competitor’s pricing for a particular solution or if we are unable to otherwise enhance the value of our offering, we may lose business, which would result in lost revenue and could harm our operating results, particularly if the customer chooses to consolidate all or a substantial portion of their other EDA purchases with the competitor.

•

We believe that in order to compete effectively, we need to enhance the value of our offering by providing additional rights such as multiple copies of the tools, post-contract customer support, expanded license usage related to duration, location and quantity, contractor and site access, future purchase rights and the ability to purchase pools of technology. If we do not match or are unable to match a competitor’s offering, we may lose business, which would result in lost revenue and could harm our operating results.

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

In addition, new competitive factors may emerge from time to time. If we fail to successfully compete as described above or fail to address new competitive forces, our business will be harmed.

Lack of growth in new IC design starts, industry consolidation and other potentially long-term trends may adversely affect the EDA industry, including demand for our products and services.

The increasing complexities of SoCs and ICs, and customers’ concerns about managing costs and risks have also led to the following potentially long-term negative trends in our industry:

•                  The number of IC design starts has decreased and we expect it to continue to decline. New IC design starts are one of the key drivers of demand for EDA software.

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

•                  Industry changes, plus the cost and complexity of IC design, may be leading some companies in these industries to limit their design activity in general, to focus only on one discrete phase of the design process while outsourcing other aspects of the design to companies using our competitors’ products.

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

On July 11, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service, or IRS, proposed an adjustment that would result in an aggregate tax deficiency for fiscal 2002 through 2004 of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax credits that would otherwise be available either as refund claims or to offset taxes due in future periods. In August 2008, we timely filed a protest to the proposed deficiency with the IRS, which will cause the matter to be referred to the Appeals Office of the IRS. An adverse outcome of this matter could result in significant tax expense and harm our results of operations and financial condition.

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

Some of the specific factors that could affect our revenue and earnings in a particular quarter or over several fiscal periods include, but are not limited to:

•                  The market for EDA products is dynamic and depends on a number of factors including consumer demand for our customers’ products, customer research and development and EDA budgets, pricing, our competitors’ product offerings and customer design starts. It is difficult to predict in advance the effect of these and other factors on our customers’ demand for our products on a medium or long term basis. As a result, actual future customer purchases could differ materially from our forecasts which, in turn, could cause our actual revenue to be materially different than our publicly disclosed targets.

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

•                  A large portion of our revenue is derived from a relatively small number of large customers. While our agreements with such customers are binding multi-year agreements, if we were to lose these customers or if they did not renew their agreements with us, over time our financial results could be adversely affected.

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

•                  The sales cycle for our products is lengthy. The purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. While our customers are evaluating our products and services, we may incur substantial sales and marketing expenses and spend significant management effort to complete these sales. Any delay in completing sales in a particular quarter or the failure to complete a sale after expending resources during the sales cycle could cause our operating results to suffer.

•                  We rely on third party subcontractors to manufacture our hardware products. Our reliance on third parties subjects us to risks such as reduced control over delivery schedules and quality, a potential lack of adequate capacity during periods when demand is high and potential increases in product costs due to factors outside our control such as capacity shortages, pricing changes and the third parties’ financial viability. Our outsourcing model could lead to delays in product deliveries, lost sales and increased costs which could harm our relationships with our customers resulting in lower operating results.

The failure to meet the semiconductor industry’s demands for advancing EDA technology and continued cost reductions may harm our financial results.

SoC and IC functionality continues to increase while feature widths decrease, substantially increasing the complexity, cost and risk of IC design and manufacturing. To address greater complexity, semiconductor designers and manufacturers demand continuous innovation from EDA suppliers. At the same time, as a general business trend, we believe some customers and potential customers are seeking to buy more products from fewer suppliers and at reduced overall prices in an effort to reduce overall cost and risk. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs. If we fail to successfully manage these conflicting demands our financial condition and results of operations will be harmed.

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

We may not be able to acquire businesses or technology and we may not be able to realize the potential financial or strategic benefits of the business acquisitions or strategic investments we complete, which could hurt our ability to grow our business, develop new products or sell our products.

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

•                  Adverse effects on customer buying patterns or relationships; and

•                  Negative impact on our earnings resulting from the application of SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which requirements are effective for fiscal years beginning on or after December 15, 2008 and will apply to our acquisitions beginning in the first quarter of our fiscal 2010.

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

We generally derive approximately 50% of our revenue from outside the United States. We expect our overall orders and revenue targets will continue to depend on substantial contributions from customers outside the United States. Foreign sales are vulnerable to regional or worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any deterioration of foreign economies or foreign currency exchange rates would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

Our operating results are also affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when the U.S. dollar weakens relative to other currencies, including the Euro, the Japanese yen and the Canadian dollar, as a result of the translation of expenses of our foreign operations denominated in foreign currencies into the dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge most foreign currency exposures of our business, we are unable to hedge all of our currency exposures, and our hedging activities may not completely mitigate our foreign currency risks.

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

Our cash equivalent and short-term investment portfolio as of January 31, 2009 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of January 31, 2009, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. As of January 31, 2009, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may suffer other than temporary impairments in future periods.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS No. 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our consolidated statements of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

The current global financial crisis may cause our banking partners to become insolvent.

We rely on several large financial institutions to act as counterparties under our foreign currency forward contracts, provide credit under our revolving credit facility and provide banking transaction and deposit services worldwide.  Should any of our banking partners declare bankruptcy or otherwise default under our agreements, it could have a material impact on our financial results and reduce our credit availability.

From time to time we are subject to claims that our products infringe on third party intellectual property rights.

Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. We are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously defend against it.

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

If we fail to timely recruit and retain key employees our business may be harmed.

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

We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. We face pressure from stockholders, who must approve any increases in our equity pool, to limit the use of such equity based compensation and its dilutive effect on stockholders. In addition, we are required under U.S. GAAP to recognize compensation expense in our results from operations for employee share-based equity compensation under our equity grants and our employee stock purchase plan which has increased the pressure to limit share-based compensation. These factors may make it more difficult for us to grant attractive share-based packages in the future, which could adversely impact and limit our ability to attract and retain key employees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Synopsys’ Board of Directors approved a $500 million stock repurchase program on December 1, 2004, which was replenished to $500 million on March 22, 2007.  Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors. Synopsys did not repurchase any shares of common stock under the program during the three months ended January 31, 2009 and, as of such date, an aggregate of approximately $209.7 million remained authorized for future purchases.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of fiscal 2009.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Restated Bylaws	8-K	000-19807	3.2	12/10/07
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.23*	Synopsys Deferred Compensation Plan II					X
10.32*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08
10.39*	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan	10-K	000-19807	10.39	12/22/08
10.43*	Executive Incentive Plan (2009)	8-K	000-19807	10.49	12/15/08
10.46*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

						X

*	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date:	March 9, 2009	By:	/s/ Brian M. Beattie
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Restated Bylaws	8-K	000-19807	3.2	12/10/07
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.23*	Synopsys Deferred Compensation Plan II					X
10.32*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08
10.39*	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan	10-K	000-19807	10.39	12/22/08
10.43*	Executive Incentive Plan (2009)	8-K	000-19807	10.49	12/15/08
10.46*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

						X

*	Indicates a management contract, compensatory plan or arrangement.