Form 10-Q
period 2009-04-30
SYNOPSYS INC
filed 2009-06-10
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 5, 2009, there were 144,164,393 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2009

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	April 30, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$506,399	$577,632
Short-term investments	370,448	373,669
Total cash, cash equivalents and short-term investments	876,847	951,301
Accounts receivable, net of allowances of $4,354 and $2,338, respectively	189,115	147,365
Deferred income taxes	131,290	133,609
Income taxes receivable	47,651	49,859
Other current assets	50,094	40,156
Total current assets	1,294,997	1,322,290
Property and equipment, net	136,799	145,087
Goodwill	917,287	899,640
Intangible assets, net	99,343	114,760
Long-term deferred income taxes	165,600	177,386
Other long-term assets	82,025	83,315
Total assets	$2,696,051	$2,742,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$176,233	$289,769
Accrued income taxes	9,256	14,496
Deferred revenue	540,609	604,718
Total current liabilities	726,098	908,983
Long-term accrued income taxes	151,816	152,745
Deferred compensation and other liabilities	76,335	76,970
Long-term deferred revenue	47,856	75,409
Total liabilities	1,002,105	1,214,107
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 144,122 and 141,786 shares outstanding, respectively	1,441	1,418
Capital in excess of par value	1,487,096	1,471,031
Retained earnings	522,129	434,057
Treasury stock, at cost: 13,149 and 15,485 shares, respectively	(291,129)	(342,856)
Accumulated other comprehensive loss	(25,591)	(35,279)
Total stockholders’ equity	1,693,946	1,528,371
Total liabilities and stockholders’ equity	$2,696,051	$2,742,478

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Revenue:
Time-based license	$283,996	$278,220	$569,048	$546,080
Upfront license	15,994	12,214	34,321	24,735
Maintenance and service	36,845	34,119	73,221	69,203
Total revenue	336,835	324,553	676,590	640,018
Cost of revenue:
License	42,292	41,709	84,115	82,107
Maintenance and service	15,048	16,167	30,627	32,046
Amortization of intangible assets	7,679	5,816	15,701	10,849
Total cost of revenue	65,019	63,692	130,443	125,002
Gross margin	271,816	260,861	546,147	515,016
Operating expenses:
Research and development	102,996	95,275	200,803	187,789
Sales and marketing	82,520	82,887	159,904	160,257
General and administrative	28,691	26,171	55,873	50,012
In-process research and development	—	—	600	—
Amortization of intangible assets	2,941	6,591	6,727	13,182
Total operating expenses	217,148	210,924	423,907	411,240
Operating income	54,668	49,937	122,240	103,776
Other income, net	10,445	151	12,544	6,481
Income before provision for income taxes	65,113	50,088	134,784	110,257
Provision for income taxes	16,825	_10,701	34,067	24,425
Net income	$48,288	$39,387	$100,717	$85,832
Net income per share:
Basic	$0.34	$0.28	$0.71	$0.60
Diluted	$0.33	$0.27	$0.70	$0.58
Shares used in computing per share amounts:
Basic	143,275	141,844	142,562	143,926
Diluted	145,421	145,271	144,024	147,801

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,,
	2009	2008
Cash flow from operating activities:
Net income	$100,717	$85,832
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	49,728	50,244
Share-based compensation	28,803	33,486
Allowance for doubtful accounts	2,723	429
Write-down of long-term investments	2,960	—
(Gain) on sale of investments	(324)	(1,192)
Deferred income taxes	7,612	3,523
Net change in deferred gains and losses on cash flow hedges	2,664	7,495
In-process research and development	600	—
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(46,707)	(46,982)
Other current assets	(7,521)	(10,300)
Other long-term assets	248	26
Accounts payable and accrued liabilities	(104,225)	(69,502)
Accrued income taxes	(5,959)	(2,873)
Deferred revenue	(88,065)	(67,309)
Deferred compensation and other liabilities	(469)	980
Net cash used in operating activities	(57,215)	(16,143)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	123,041	419,181
Purchases of short-term investments	(119,227)	(253,699)
Purchases of long-term investments	—	(6,694)
Sales of long-term investments	—	77
Purchases of property and equipment	(14,734)	(19,498)
Cash paid for acquisitions	(27,333)	—
Capitalization of software development costs	(1,485)	(1,408)
Net cash (used in) provided by investing activities	(39,738)	137,959
Cash flows from financing activities:
Principal payments on capital leases	(984)	(1,452)
Issuances of common stock	26,652	36,949
Purchases of treasury stock	—	(170,052)
Net cash provided by (used in) financing activities	25,668	(134,555)
Effect of exchange rate changes on cash and cash equivalents	52	8,301
Net change in cash and cash equivalents	(71,233)	(4,438)
Cash and cash equivalents, beginning of year	577,632	579,327
Cash and cash equivalents, end of period	$506,399	$574,889

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Description of Business

Synopsys, Inc. (Synopsys or the Company) is a world leader in electronic design automation (EDA), supplying the global electronics market with software, intellectual property (IP) and services used in semiconductor design and manufacturing. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing related products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides IP, system-level solutions and design services to simplify the design process and accelerate time-to-market for its customers, and software and services that help customers prepare and optimize their designs for manufacturing.

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

Fiscal Year End.  The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s second quarter of fiscal 2009 ended on May 2, 2009.  Fiscal 2009 and 2008 are both 52-week fiscal years.  For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2009:

		Fair Value Measurement at Reporting Date Using
Description	Total as of April 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$311,156	$311,156	$—	$—
Short-term investments:
Municipal securities	370,448	—	370,448	—
Other current assets:
Foreign currency derivative contracts	8,160	—	8,160	—
Other long-term assets:
Marketable equity security(1)	565	565	—	—
Deferred compensation plan assets	61,549	2	61,547	—

Total assets	$751,878	$311,723	$440,155	$—

Liabilities
Account payable and accrued liabilities:
Foreign currency derivative contracts	$13,435	$—	$13,435	$—
Deferred compensation and other liabilities:
Deferred compensation plan liabilities	61,639	—	61,639	—
Total liabilities	$75,074	$—	$75,074	$—

(1) During the six months ended April 30, 2009, the Company recorded $0.9 million of other-than-temporary impairment charges in other income, net, due to the decline of the stock price of a public company in its long-term investment portfolio.

Assets/Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are accounted for under the cost method of accounting.  These equity investments (also called non-marketable equity investments) are classified within Level 3 as they are valued using unobservable data or data in an inactive market.  The Company evaluates the fair value of each investment when an event or circumstance indicates an other-than-temporary decline in value has occurred. During the six months ended April 30, 2009, the Company determined that only one investment had impairment indicators and thus calculated the fair value of this investment by determining what a willing buyer would pay to purchase the investment using a financial model based on cash flow projections of the investment.  As a result of the fair value measurement, the Company recorded $2.1 million of other-than-temporary impairment charges on the investment in other income, net, on the unaudited condensed consolidated statement of operations in the six months ended April 30, 2009.

The following table presents the equity investment subject to fair value measurement on a non-recurring basis as of April 30, 2009, and the loss recorded during the six months ended April 30, 2009:

			Total gains	Total gains
		Significant	(losses) for the	(losses) for the
		Unobservable	three months	six months
	Total as of	Inputs	ended	ended
	April 30, 2009	(Level 3)	April 30, 2009	April 30, 2009
(in thousands)
Non-marketable equity investment	$1,080	$1,080	$—	$(2,090)

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

Derivatives

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), requires companies to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161), requires qualitative disclosures about the objectives and strategies for using derivatives and quantitative disclosures about the volume and gross fair value amounts of derivatives. The Company adopted SFAS 161 in the second quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

The duration of forward contracts ranges from one month to 19 months. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. Further, the Company anticipates continued performance by all counterparties to such agreements.

The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or other current liabilities in the unaudited condensed consolidated balance sheet in accordance with SFAS 133. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges under SFAS 133. To receive hedge accounting treatment, all hedging relationships are formally documented at inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the forecasted transactions affect earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately three years. The duration of the forward contracts is generally approximately one year or less, except for forward contracts denominated in Canadian dollar, Chinese yuan, British pound, Euro, Indian rupee and Taiwan dollar, which can have durations as long as 19 months.

Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in earnings as other income, net. The premium/discount component of the forward contracts is recorded to other income, net and is not included in evaluating hedging effectiveness.

Non-designated Hedging Activities

The Company’s foreign exchange forward contracts that are used to hedge non-functional currency denominated balance sheet assets and liabilities are not designated as hedging instruments under SFAS 133. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income, net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also recorded in other income, net. The duration of the forward contracts for hedging the Company’s balance sheet exposure is approximately one month.

The Company also has certain foreign exchange forward contracts for hedging certain international revenue and expenses that are not designated as hedging instruments under SFAS  133. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income, net. The gains and losses on these forward contracts generally offset the gains and losses associated with the foreign currency in operating income. The duration of these forward contracts is usually less than 1 year.

The overall goal of the Company’s comprehensive hedging program is to minimize the impact of currency fluctuations on its net income over its fiscal year.

During the three and six months ended April 30, 2009, $3.9 million and $6.1 million of gains were recorded in other income, net from changes in fair values of non-designated forward contracts.

As of April 30, 2009, the Company had a total net notional amount of $196.2 million of short-term foreign currency forward contracts outstanding with net fair market liability of $5.3 million.

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of April 30, 2009, and do not represent the amount of the Company’s exposure to market loss. The Company’s exposure to market loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments under SFAS 133 as of April 30, 2009:

	Fair Values of derivative instruments designated as hedging instruments under SFAS 133	Fair Values of derivative instruments not designated as hedging instruments under SFAS 133
	(in thousands)
Other current assets	$4,868	$3,292
Other current liabilities	$13,130	$304

The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments under SFAS 133 for the three and six months ended April 30, 2009:

	Location of gain(loss) recognized in OCI on derivatives	Amount of gain(loss) recognized in OCI on derivatives (effective portion)(1)	Location of gain(loss) reclassified from OCI	Amount of gain(loss) reclassified from OCI (effective portion)(1)
	(in thousands)
Three months ended
Foreign exchange contracts	Revenue	$2,547	Revenue	$1,906
Foreign exchange contracts	Operating expenses	(2,164)	Operating expenses	(5,995)
Total		$383		$(4,089)

Six months ended
Foreign exchange contracts	Revenue	$2,113	Revenue	$2,282
Foreign exchange contracts	Operating expenses	485	Operating expenses	(10,703)
Total		$2,598		$(8,421)

(1) Refer to Note 8.

The following table represents the ineffective portions of the hedge gains (losses) for derivative instruments designated as hedging instruments under SFAS 133 during the three and six months ended April 30, 2009:

	Location of gain(loss) recognized in income on derivatives (ineffective portion and excluded from effectiveness testing)	Amount of gain(loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain(loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Three months ended
Foreign exchange contracts	Other income, net	$13	$1,480

Six months ended
Foreign exchange contracts	Other income, net	$38	$3,044

(1) The ineffective portion includes forecast inaccuracies.

(2) The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

Note 5.     Goodwill and Intangible Assets

Goodwill as of April 30, 2009 consisted of the following:

(in thousands)
Balance at October 31, 2008	$899,640
Addition(1)	19,837
Other adjustments(2)	(2,190)
Balance at April 30, 2009	$917,287

(1)          Addition relates to an acquisition of assets of a business as described in Note 4 above.

(2)          Adjustments relate to reduction of merger costs and income tax adjustments for prior year acquisitions.

Intangible assets as of April 30, 2009 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$132,731	$73,964	$58,767
Customer relationships	174,620	143,023	31,597
Contract rights intangible	12,600	9,890	2,710
Covenants not to compete	3,100	2,314	786
Trademarks and trade names	2,700	618	2,082
Capitalized software development costs	10,349	6,948	3,401
Total	$336,100	$236,757	$99,343

Intangible assets as of October 31, 2008 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$128,231	$59,577	$68,654
Customer relationships	172,420	137,106	35,314
Contract rights intangible	12,500	8,362	4,138
Covenants not to compete	3,100	2,006	1,094
Trademarks and trade names	2,600	330	2,270
Capitalized software development costs	8,784	5,494	3,290
Total	$327,635	$212,875	$114,760

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Core/developed technology	$6,998	$5,354	$14,387	$9,916
Customer relationships	2,554	6,197	5,917	12,394
Contract rights intangible	767	679	1,528	1,367
Covenant not to compete	154	166	308	333
Trademark and trade names	147	10	288	20
Capitalized software development costs(1)	732	721	1,454	1,449
Total	$11,352	$13,127	$23,882	$25,479

(1)          Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2009	$22,361
2010	32,788
2011	21,307
2012	13,056
2013	5,776
2014 and thereafter	4,055
Total	$99,343

Note 6.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	April 30,	October 31,
	2009	2008
	(in thousands)
Payroll and related benefits	$115,760	$188,344
Other accrued liabilities	49,377	74,297
Accounts payable	8,661	23,168
Acquisition related costs	2,435	3,960
Total	$176,233	$289,769

Note 7.     Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of April 30, 2009, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8.     Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$48,288	$39,387	$100,717	$85,832
Change in unrealized (losses) gains on investments, net of tax of $289 and ($1,336), for the three and six months ended April 30, 2009, respectively, and of $1,275 and $598 for each of the same periods in fiscal 2008, respectively	(438)	(1,932)	2,024	(906)
Deferred gains (losses) on cash flow hedges, net of tax of $1,288 and ($66), for the three and six months ended April 30, 2009, respectively, and of ($758) and ($1,537) for each of the same periods in fiscal 2008, respectively	383	3,854	2,598	5,958
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of ($582) and ($1,708), for the three and six months ended April 30, 2009, respectively, and of $921 and $1,109 for each of the same periods in fiscal 2008, respectively	4,089	(3,010)	8,421	(4,110)
Foreign currency translation adjustment	(2,482)	943	(3,355)	(1,431)
Total	$49,840	$39,242	$110,405	$85,343

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

There were no stock repurchases during the three and six months ended April 30, 2009. During the three and six months ended April 30, 2008, the Company purchased 3.8 million shares at an average price of $23.06 per share, and 7.2 million shares at an average price of $23.64 per share, respectively. During the three and six months ended April 30, 2009, approximately 2.1 million and 2.3 million shares were reissued from treasury stock, respectively, for employee share-based compensation requirements. During the three and six months ended April 30, 2008, approximately 1.8 million and 2.5 million shares were reissued from treasury stock, respectively, for employee share-based compensation requirements. As of April 30, 2009, $209.7 million remained available for future purchases under the program.

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

As of April 30, 2009, there was $109.0 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.4 years. The intrinsic values of options exercised during the three and six months ended April 30, 2009 were $1.4 million and $1.6 million, respectively. The intrinsic values of options exercised during the three and six months ended April 30, 2008 were $3.6 million and $8.7 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statements of operations for these share-based compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Cost of license	$1,729	$2,296	$3,373	$3,624
Cost of maintenance and service	543	810	1,090	2,152
Research and development expense	6,193	7,444	12,171	13,863
Sales and marketing expense	3,139	4,351	6,260	8,051
General and administrative expense	3,057	2,940	5,909	5,796
Share-based compensation expense before taxes	14,661	17,841	28,803	33,486
Income tax benefit	(3,338)	(4,184)	(6,558)	(7,852)
Share-based compensation expense after taxes	$11,323	$13,657	$22,245	$25,634

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

The tables below illustrate the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Numerator:
Net income	$48,288	$39,387	$100,717	$85,832

Denominator:
Weighted-average common shares for basic net income per share	143,275	141,844	142,562	143,926
Dilutive effect of common share equivalents from equity-based compensation	2,146	3,427	1,462	3,875
Weighted-average common shares for diluted net income per share	145,421	145,271	144,024	147,801

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net income per share:
Basic	$0.34	$0.28	$0.71	$0.60
Diluted	$0.33	$0.27	$0.70	$0.58

Diluted net income per share excludes 18.1 million and 13.0 million of anti-dilutive stock options and unvested restricted stock units and awards for the three months ended April 30, 2009 and 2008, respectively; and 19.6 million and 9.8 million of anti-dilutive options and unvested restricted stock units and awards for the six months ended April 30, 2009 and 2008, respectively.  While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Revenue:
United States	$160,601	$160,330	$326,058	$321,040
Europe	51,351	48,750	100,436	98,045
Japan	67,231	60,052	137,178	112,525
Asia-Pacific and other	57,652	55,421	112,918	108,408
Consolidated	$336,835	$324,553	$676,590	$640,018

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three and six months ended April 30, 2009 and 2008.

Note 13.   Other Income, net

The following table presents the components of other income, net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Interest income	$2,782	$5,268	$6,425	$12,284
Gain (loss) on assets related to executive deferred compensation plan assets	3,499	(5,010)	(519)	(5,503)
Foreign currency exchange gain (loss)	2,311	(81)	5,712	714
Other, net	1,853	(26)	926	(1,014)
Total	$10,445	$151	$12,544	$6,481

Note 14.   Taxes

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(dollars in thousands)

Income before income taxes	$65,113	$50,088	$134,784	$110,257
Provision for income tax	$16,825	$10,701	$34,067	$24,425
Effective tax rate	26%	21%	25%	22%

The Company’s effective tax rate for the three and six months ended April 30, 2009 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits, partially offset by state taxes and non-deductible share-based compensation recorded under SFAS 123(R). The effective tax rate increased in the three and six months ended April 30, 2009, as compared to the same periods in fiscal 2008, primarily due to a decrease in tax exempt investment income and changes in mix of geographical earnings.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the next twelve months it is reasonably possible that the statute of limitations will expire on income and withholding tax filings in various jurisdictions, and that certain federal and foreign transfer pricing issues could be effectively settled. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $76 million, of which approximately $50 million would decrease goodwill as a result of the settlement of the IRS examination for fiscal 2002 through 2004. See IRS Examinations below for the status of current federal income tax audits.

On February 17, 2009, the President of the United States signed into law the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), which has significant tax implications for certain businesses and individuals.  The Company has not yet fully analyzed all provisions of the Recovery Act but does not anticipate it having a material impact on its effective tax rate for fiscal 2009.

On May 27, 2009, the 9th Circuit Court of Appeals issued its ruling in the case of Xilinx, Inc. v. Commissioner, holding that stock based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its offshore subsidiary.  As a result of the ruling in this case, the Company expects to increase its liability for unrecognized tax benefits and decrease shareholders’ equity by approximately $8 to $10 million mostly in the third quarter of 2009.

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

In July 2008, the IRS completed its field examination of fiscal years 2002-2004 and issued an RAR in which the IRS proposed an adjustment that would result in an aggregate tax deficiency for the three year period of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax losses and credits that would otherwise be available either as refund claims or to offset taxes due in future periods. The IRS is contesting the Company’s tax deduction for payments made in connection with litigation between Avant! Corporation and Cadence Design Systems, Inc.  In addition, the IRS has asserted that the Company is required to make an additional transfer pricing adjustment with a wholly owned non-U.S. subsidiary as a result of the Company’s acquisition of Avant! in 2002. The IRS also proposed adjustments to the Company’s transfer pricing arrangements with its foreign subsidiaries, deductions for foreign trade income and certain temporary differences. The Company has agreed to additional taxes of approximately

$20.0 million for these proposed adjustments, which have been fully provided for in prior years. The total adjustments proposed by the IRS, if sustained, would also result in additional state taxes (net of the federal tax benefit for state taxes paid) of approximately $17 million.  On August 9, 2008, the Company timely filed a protest with the IRS.

In the second quarter of fiscal 2009, the Company reached a tentative settlement with the Examination Division of the IRS that would resolve this matter. The settlement is subject to further review and approval within the federal government, including the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”), which could take at least several more months, but the Company believes that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, the Company has already adequately provided for this matter. As a result of the settlement, the Company would owe additional taxes of approximately $53 million (including interest) which would likely be payable within the next 12 months and would be fully offset by future tax benefits over the next 8 years. Upon Joint Committee approval, certain refund claims of approximately $35 million (including interest) would be disbursed to the Company as a result of the settlement. The net impact of the tentative settlement on the Company’s tax expense is not expected to be material. Final resolution of this matter could take considerable time or may not be finally approved by the federal government, in which case, while the Company believes it is still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

Note 15.   Contingencies

See Note 14 above regarding the IRS Examinations.

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

Note 16.   Effect of New Accounting Pronouncements

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (SFAS 165).  SFAS 165 intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements.  SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009.  The requirements of SFAS 165 will be effective for the Company in the third fiscal quarter of fiscal 2009.  The adoption of SFAS 165 will not have significant impacts on its consolidated financial position, results of operations or cash flows.

With the exception of the discussion above, the effect of recent accounting pronouncements has not changed from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

Fiscal Year End.  Our fiscal year ends on the Saturday nearest to October 31. Our second fiscal quarter ended on May 2, 2009.  Fiscal 2009 and 2008 are both 52-week fiscal years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Overview

Business Summary

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

We generate a substantial majority of our revenue from large customers in the semiconductor and electronics industries. Our customers typically fund purchases of our software and services largely out of their research and development (R&D) budgets and, to a lesser extent, their manufacturing and capital budgets. Our customers continually face the competing challenges of developing increasingly advanced electronics products while reducing their design and manufacturing costs in order to meet ongoing consumer demand for lower prices. Our customers’ business outlook and willingness to invest in new and increasingly complex chip designs affect their spending decisions and vendor selections. The current crisis in the financial markets and the ongoing weakness of the global economy have exacerbated these challenges.

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

Our business model allows a substantial majority of our customers to pay for licenses over a period of time and generates recurring revenue for us over a period of time, generally three years. We continue to target achieving greater than 90% of our total revenue as recurring revenue, which we refer to in our financial statements as time-based license and maintenance and service revenue.  Accordingly, most of the revenue we recognize in any particular quarter results from our selling efforts in each of the prior periods during the last three or so years rather than from efforts or changes in the current period.  The timing of orders is less important to us in the short term and we have historically been able to resist typical software industry quarter-end pressures and minimize the closing of contracts with terms, including pricing terms, which may be less favorable to us.

Short-term fluctuations in industry or general economic conditions or in orders generally do not immediately affect our financial results due to our business model. While the electronics, semiconductor and EDA industries are currently experiencing severe uncertainty and weakness due to the downturn in the global economy, to date our business model has substantially protected our financial results.

Nevertheless, our business model and longer-term financial results are not immune from sustained economic downturns. The turmoil and uncertainty caused by current economic conditions have caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. We experienced a slight decrease in the committed average annual revenue from customers that renewed their contracts with us during the second quarter of fiscal 2009 and we currently expect such committed average annual revenue to also be down slightly at the end of fiscal 2009 compared to the end of fiscal 2008. Continued periods of decreased committed average annual revenue, additional customer bankruptcies, or consolidation among our customers, could adversely affect our year-over-year revenue growth and could decrease our backlog. The economic downturn has also negatively affected several of our principal competitors, and a few have recently announced lower revenues than they had previously expected. We will continue to monitor market conditions and may make adjustments to our business in order to reduce the adverse impact that the prolonged economic downturn could have on our business. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us implement our strategies successfully.

Financial Performance Summary for the Three Months Ended April 30, 2009

•                  Total revenue of $336.8 million was up 4% from $324.6 million in the same quarter in fiscal 2008. The increase was primarily attributable to revenue recognized from term licenses booked in prior periods which were recognized as time-based licenses under our accounting policy, as well as the impact of Synplicity sales from our acquisition in May 2008.

•                  Time-based license revenue of $284.0 million was up 2% from $278.2 million in the same quarter in fiscal 2008. The increase was primarily attributable to revenue recognized from term licenses booked in prior periods which were recognized as time-based licenses in the current quarter.

•                  Upfront license revenue of $16.0 million was up 31% from $12.2 million in the same quarter in fiscal 2008. The increase reflected the impact of Synplicity product sales.

•                  We derived approximately 95% of our total revenue from time-based, maintenance and services revenues, and 5% from upfront revenue, compared to approximately 96% and 4%, respectively, in the same quarter in fiscal 2008. This reflects our adherence to our current business model.

•                  Maintenance revenue of $21.6 million was up 38% from $15.7 million in the same quarter in fiscal 2008. The increase was primarily attributable to the maintenance contracts associated with the impact of Synplicity product sales.  Professional services and other revenue of $15.2 million were down 17% from $18.4 million in the same quarter in fiscal 2008. The decrease was primarily driven by the decrease in customer demand as a result of the economic downturn and the timing of customer acceptance of services performed under ongoing contracts.

•                  Net income of $48.3 million was up 23% from $39.4 million in the same quarter in fiscal 2008. The increase was primarily due to slight increases in revenues and cost control efforts.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial results under the heading Result of Operations below are based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

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

In addition, we recognize revenue from maintenance fees ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognize revenue from professional service and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the unaudited condensed consolidated statement of operations.

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

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $290 million that are recorded on our balance sheet will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

Included in our net deferred tax assets as of October 31, 2008 are federal foreign tax credits of $70.1 million of which $63.9 million will expire from fiscal 2013 through 2018.  The remaining $6.2 million in foreign tax credits are from acquired companies, which have a valuation allowance of $3.4 million, and will expire between fiscal 2009 and 2017. Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period, and may only be used after foreign tax credits arising in each subsequent year have been used first. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. We have recorded a valuation allowance of $19.7 million with respect to our foreign tax credit carryforward, of which $14.6 million was recorded as a result of the 2000-2001 final IRS settlement. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements. The need for a valuation allowance with respect to foreign tax credits is subject to change based upon a number of factors, including the amount of foreign tax credits arising in future years, our forecasts of future foreign source income, the amount of our undistributed earnings of our foreign subsidiaries, the outcome of tax audit settlements and changes in income tax laws that may affect our ability to use such credits.

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

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, hardware products, maintenance and professional services. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, hardware products and services at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is shipped. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Maintenance orders normally bring in revenue ratably over the maintenance period (normally one year). Professional service orders generally turn into revenue upon completion and customer acceptance of contractually agreed milestones.  A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters. We derive upfront license revenue directly from term and perpetual license and product hardware orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue primarily from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked.

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

Total Revenue

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$336.8	$324.6	$12.2	4%
Six months ended	$676.6	$640.0	$36.6	6%

The increases in total revenue for the three and six months ended April 30, 2009 compared to the same periods in fiscal 2008 were primarily due to revenue recognized from term licenses booked in prior quarters which were recognized as time-based licenses under our accounting policy as well as the impact of Synplicity sales from our acquisition in May 2008.  The increases were partially offset by the decrease in professional services revenue of $6.2 million.

While the electronics, semiconductor and EDA industries are currently experiencing severe uncertainty and weakness due to the recent downturn in the global economy, to date, our business model has substantially protected our financial results and enabled us to achieve revenue growth compared to the same periods in the previous year. Nevertheless, our business model and longer-term financial results are not immune from sustained economic downturns. The turmoil and uncertainty caused by current economic conditions have caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. We experienced a slight decrease in the committed average annual revenue from customers that renewed their contracts with us during the second quarter of fiscal 2009 and we currently expect such committed average annual revenue to also be down slightly at the end of fiscal 2009 compared to the end of fiscal 2008. Continued periods of decreased committed average annual revenue, additional customer bankruptcies, or consolidation among our customers, could adversely affect our year-over-year revenue growth and could decrease our backlog.

Time-Based License Revenue

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$284.0	$278.2	$5.8	2%
Percentage of total revenue	84%	86%
Six months ended	$569.0	$546.1	$22.9	4%
Percentage of total revenue	84%	85%

The increases in time-based license revenue for the three and six months ended April 30, 2009 compared to the same periods in fiscal 2008 was primarily due to revenue recognized from term licenses booked in prior periods which were recognized as time-based licenses.

Upfront License Revenue

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$16.0	$12.2	$3.8	31%
Percentage of total revenue	5%	4%
Six months ended	$34.3	$24.7	$9.6	39%
Percentage of total revenue	5%	4%

Upfront license revenue increased for the three and six months ended April 30, 2009 compared to the same periods in fiscal 2008, primarily due to Synplicity related product sales from our acquisition in May 2008. The increases were also attributable to normal fluctuations in customer license requirements which can drive the amount of upfront orders and revenue in any particular quarter.

Maintenance and Services Revenue

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended
Maintenance revenue	$21.6	$15.7	$5.9	38%
Professional services and other revenue	15.2	18.4	(3.2)	(17)%
Total maintenance and services revenue	$36.8	$34.1	$2.7	8%
Percentage of total revenue	11%	11%
Six months ended
Maintenance revenue	$42.3	$32.1	$10.2	32%
Professional services and other revenue	30.9	37.1	(6.2)	(17)%
Total maintenance and services revenue	$73.2	$69.2	$4.0	6%
Percentage of total revenue	11%	11%

Maintenance revenue increased for the three and six months ended April 30, 2009 compared with the same periods in fiscal 2008, primarily due to the maintenance revenue stream from perpetual-based products that we acquired in our acquisition of Synplicity that was completed in May 2008. We expect our fiscal 2009 to similarly reflect the impact of the Synplicity acquisition on a year-over-year comparative basis, but do not expect the acquisition-related increases to continue thereafter.  In addition, some customers may in the future choose not to renew maintenance on upfront licenses for economic or other factors, which would lower our future maintenance revenue.

Professional services and other revenue decreased for the three and six months ended April 30, 2009 compared with the same periods in fiscal 2008 due to the decrease in customer demand as a result of the economic downturn and the timing of customer acceptance of services performed under ongoing contracts.

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

Cost of Revenue

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended
Cost of license revenue	$42.3	$41.7	$0.6	1%
Cost of maintenance and service revenue	15.0	16.2	(1.2)	(7)%
Amortization of intangible assets	7.7	5.8	1.9	32%
Total	$65.0	$63.7	$1.3	2%
Percentage of total revenue	19%	20%
Six months ended
Cost of license revenue	$84.1	$82.1	$2.0	2%
Cost of maintenance and service revenue	30.6	32.1	(1.5)	(5)%
Amortization of intangible assets	15.7	10.8	4.9	45%
Total	$130.4	$125.0	$5.4	4%
Percentage of total revenue	19%	20%

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

Cost of license revenue.  Cost of license revenue includes costs related to products sold and software licensed, allocated operating costs related to product support and distributions costs, royalties paid to third party vendors, and the amortization of capitalized research and development costs associated with software products which have reached technological feasibility.

Cost of maintenance and service revenue.  Cost of maintenance and service revenue includes operating costs associated to maintain the infrastructure necessary to operate our services and training organization, and costs associated with the delivery of our consulting services, such as, hotline and on-site support, production services and documentation of maintenance updates.

Amortization of intangible assets.  Amortization of intangible assets, which is amortized to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

Cost of revenue increased slightly by $1.3 million for the three months ended April 30, 2009 compared with the same period in fiscal 2008.  The increase was primarily due to an increase of $2.1 million in personnel costs and an increase of $1.9 million in amortization of intangible assets, as a result of prior acquisitions. The increases were partially offset by decrease in travel and functionally allocated expenses as a result of expense control efforts in fiscal 2009.

The increase in cost of revenue of $5.4 million for the six months ended April 30, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $4.3 million in personnel related costs and an increase of $4.9 million in amortization of intangible assets, as a result of prior acquisitions. The increases were partially offset by lower travel, consulting and functionally allocated expenses as a result of expense control efforts in fiscal 2009.

Operating Expenses

Research and Development

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$103.0	$95.3	$7.7	8%
Percentage of total revenue	31%	29%
Six months ended	$200.8	$187.8	$13.0	7%
Percentage of total revenue	30%	29%

The increase in research and development expense for the three months ended April 30, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $7.0 million in personnel related costs which included the increase of $4.6 million in the fair value of our deferred compensation plan obligation, and an increase of $1.4 million in functionally allocated expenses, reflecting headcount increases as a result of prior acquisitions. The increase was partially offset by $1.1 million decline in depreciation expense.

The increase in research and development expense for the six months ended April 30, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $10.7 million in employee personnel related costs which included the increase of $2.9 million in the fair value of our deferred compensation plan obligation and an increase of $3.6 million in functionally allocated expenses, reflecting headcount increases as a result of prior acquisitions.  The increase was partially offset by $2.4 million decrease in depreciation expense.

Sales and Marketing

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$82.5	$82.9	$(0.4)	<(1)%
Percentage of total revenue	24%	26%
Six months ended	$159.9	$160.3	$(0.4)	<(1)%
Percentage of total revenue	24%	25%

Sales and marketing expenses were relatively flat for the three and six months ended April 30, 2009 compared with the same periods in fiscal 2008.

General and Administrative

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$28.7	$26.2	$2.5	10%
Percentage of total revenue	9%	8%
Six months ended	$55.9	$50.0	$5.9	12%
Percentage of total revenue	8%	8%

The increase in general and administrative expenses for the three months ended April 30, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $1.2 million in personnel related costs and an increase of $1.0 million in charitable contributions.

The increase in general and administrative expenses for the six months ended April 30, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $1.5 million in facilities related costs, $1.2 million in personnel related costs, $1.5 million in charitable contributions, and $2.3 million in bad debt reserve based on our review of customer receivables.

Amortization of Intangible Assets

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$7.7	$5.8	$1.9	33%
Included in operating expenses	2.9	6.6	(3.7)	(56)%
Total	$10.6	$12.4	$(1.8)	(15)%
Percentage of total revenue	3%	4%
Six months ended
Included in cost of revenue	$15.7	$10.8	$4.9	45%
Included in operating expenses	6.7	13.2	(6.5)	(49)%
Total	$22.4	$24.0	$(1.6)	(7)%
Percentage of total revenue	3%	4%

The decrease in amortization of intangible assets for three and six months ended April 30, 2009 is primarily due to certain intangible assets acquired in prior years becoming fully amortized offset by amortization of intangible assets from our Synplicity acquisition which occurred in May of fiscal 2008 and our recent acquisition in the first quarter of fiscal 2009. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

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

Other Income, net

	April 30,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended
Interest income	$2.8	$5.3	$(2.5)	(47)%
Gain (loss) on assets related to executive deferred compensation plan assets	3.5	(5.0)	8.5	170%
Foreign currency exchange gain (loss)	2.3	(0.1)	2.4	2400%
Other, net	1.8	—	1.8	100%
Total	$10.4	$0.2	$10.2	5100%
Six months ended
Interest income	$6.4	$12.3	$(5.9)	(48)%
Loss on assets related to executive deferred compensation plan assets	(0.5)	(5.5)	5.0	91%
Foreign currency exchange gain	5.7	0.7	5.0	714%
Other, net	0.9	(1.0)	1.9	190%
Total	$12.5	$6.5	$6.0	92%

Other income, net, increased during the three and six months ended April 30, 2009, compared to the same period in fiscal 2008 primarily due to the fair market value fluctuations of investments in our deferred compensation plan, and foreign currency exchange gain. These increases were partially offset by a decrease in interest income due to lower interest rates.

Effect of foreign currency fluctuations

The overall goal of our comprehensive hedging activities is to minimize the impact of currency fluctuations on our net income over our fiscal year. The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions.

Foreign currency fluctuations, net of hedging, did not have a significant impact to expenses for the three and six months ended April 30, 2009.

Taxes

See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations, issuances of common stock upon stock option exercises or employee stock purchases and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Short-Term Investments

	April 30,	October 31,
	2009	2008	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$506.4	$577.6	$(71.2)	(12)%
Short-term investments	370.4	373.7	(3.3)	<(1)%
Total	$876.8	$951.3	$(74.5)	(8)%

During the six months ended April 30, 2009, our primary sources and uses of cash consisted of (1) cash used in operating activities of $57.2 million, (2) proceeds from sales and maturities of short-term investments of $123.0 million, (3) proceeds from issuances of common stock of $26.7 million, (4) purchases of investments of $119.2 million, and (5) cash paid for acquisitions of $27.3 million.

Cash Flows

	April 30,
	2009	2008	$ Change	% Change
	(dollars in millions)
Six months ended
Cash used in operating activities	$(57.2)	$(16.1)	$(41.1)	255%
Cash (used in) provided by investing activities	(39.7)	138.0	(177.7)	(129)%
Cash provided by (used in) financing activities	25.7	(134.6)	160.3	(119)%

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

Cash used in operating activities primarily increased as a result of a decrease in deferred revenue due to the timing of billings and cash payments from certain customers and increased payments to vendors compared to the same period in fiscal 2008.

Cash (used in) provided by investing activities.  The increase in cash used primarily relates to the timing of maturities of marketable securities and cash paid for acquisitions offset by a decrease in our purchases of marketable securities as compared to the same period in fiscal 2008.

Cash provided by (used in) financing activities.  The decrease in cash used primarily relates to no common stock repurchases made under our stock repurchase program and a lower number of employee option exercises compared to the same period in fiscal 2008. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts worldwide. As of April 30, 2009, we held an aggregate of $459.7 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $417.1 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America.

We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

April 30,	October 31,
2009	2008	$ Change	% Change
(dollars in millions)
$189.1	$147.4	$41.7	28%

Our Days Sales Outstanding (DSO) was 51 days at April 30, 2009, and 38 days at October 31, 2008. The increase in DSO, along with an increase in accounts receivable balance, primarily relates to timing of billings to customers and relatively slower collections during fiscal 2009.

Net Working Capital.  Working capital is composed of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of April 30, 2009, our net working capital was $568.9 million, compared to $413.3 million as of October 31, 2008. The increase in net working capital of $155.6 million was primarily due to increases in accounts receivable of $41.8 million and other current assets of $7.7 million, along with a decrease in (1) current income taxes accrual of $5.2 million, (2) accounts payable and accrued liabilities of $113.6 million, and (3) deferred revenue of $64.1 million.  These increases were partially offset by a decrease in deferred taxes of $2.3 million and our use of $74.5 million in cash, cash equivalents and short-term investments as described above.

Other Commitments—Revolving Credit Facility.  On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of April 30, 2009, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Other

Our cash equivalent and short-term investment portfolio as of April 30, 2009, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of April 30, 2009, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months ended April 30, 2009, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets over the last several months, we have been more proactively managing our cash and cash equivalents and investments and closely monitoring our capital and stock repurchase expenditures. Additionally, we believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. The majority of our investments are priced by pricing vendors and are classified as Level 1 or Level 2 investments, as measured under SFAS 157, as these vendors either provide a quoted market price in an active market or use observable inputs. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

Effect of New Accounting Pronouncements

See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures. As of April 30, 2009 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2009, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)        Changes in Internal Controls Over Financial Reporting.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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

The worldwide economy is currently undergoing unprecedented turmoil amid stock market volatility, tightening of credit markets, concerns of inflation and deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and business insolvencies. This turmoil and the uncertainty about future economic conditions could continue to negatively impact our customers, which could in turn adversely affect our business. Uncertainty about current global economic conditions could also cause volatility of our stock price. In the event that the downturn persists or worsens for any extended period of time, we may need to restructure our operations and accordingly incur restructuring costs. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery.

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

Short-term fluctuations in industry or general economic conditions or in orders generally do not immediately affect our financial results due to our business model. While the electronics, semiconductor and EDA industries are currently experiencing severe uncertainty and weakness due to the recent downturn in the global economy, to date, our business model has substantially protected our financial results.  Nevertheless, our business model and longer-term financial results are not immune from sustained economic downturns. The turmoil and uncertainty caused by current economic conditions have caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. We experienced a slight decrease in the committed average annual revenue from customers that renewed their contracts with us during the second quarter of fiscal 2009 and we currently expect such committed average annual revenue to also be down slightly at the end of fiscal 2009 compared to the end of fiscal 2008. Continued periods of decreased committed average annual revenue, additional customer bankruptcies, or consolidation among our customers, could adversely affect our year-over-year revenue growth and could decrease our backlog.

Accordingly, if the current economic conditions persist or worsen for any extended period of time, our future revenues and financial results would be adversely affected. Conversely, in the event of future upward fluctuations in conditions, the positive impact on our revenues and financial results may not be immediate.

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

•                 The EDA industry is subject to continual consolidation. We and our competitors have historically acquired businesses and technologies to complement and expand our respective product offerings. If any of our competitors consolidate or acquire businesses and technologies which we do not offer, they may be able to exert even greater competitive pressure by offering a more complete or larger technology portfolio, a larger support and service capability, or lower prices.

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

On July 11, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service, or IRS, proposed an adjustment that would result in an aggregate tax deficiency for fiscal 2002 through 2004 of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax credits that would otherwise be available either as refund claims or to offset taxes due in future periods. In August 2008, we timely filed a protest to the proposed deficiency with the IRS.  In the second quarter of fiscal 2009, we reached a tentative settlement with the Examination Division of the IRS that would resolve this matter. The settlement is subject to further review and approval within the federal government, including the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”), which could take at least several more months.  Final resolution of this matter could take considerable time and may not be finally approved by the government, therefore there is still a possibility that an adverse outcome of this matter could result in significant tax expense and harm our results of operations and financial condition.

Unfavorable tax law changes, an unfavorable government review of our tax returns or changes in our geographical earnings mix or forecasts of foreign source income could adversely affect our effective tax rate and our operating results.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. On May 5, 2009, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability in the future.

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

•                  difficulties in adapting to cultural differences in the conduct of business;

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

Our cash equivalent and short-term investment portfolio as of April 30, 2009 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of April 30, 2009, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. As of April 30, 2009, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may suffer other than temporary impairments in future periods.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). All of our cash equivalents and marketable securities are treated as “available-for-sale” under SFAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our consolidated statements of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Synopsys’ Board of Directors approved a $500 million stock repurchase program on December 1, 2004, which was replenished to $500 million on March 22, 2007.  Funds are available until expended or until the program is suspended by the Chief Financial Officer or the Board of Directors. Synopsys did not repurchase any shares of common stock under the program during the three months ended April 30, 2009 and, as of such date, an aggregate of approximately $209.7 million remained authorized for future purchases.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders at our offices located in Mountain View, California on February 27, 2009. Three matters were submitted to, and approved by, stockholders, as set forth below.

1. The stockholders elected nine directors to our Board of Directors, to hold office for a one-year term and until their successors are elected. The votes regarding this matter were as follows:

	Total Votes For Each Director	Total Votes Withheld From Each Director
Aart J. de Geus	128,916,671	2,207,253
Chi-Foon Chan	129,256,155	1,867,769
Alfred Castino	130,033,448	1,090,476
Bruce R. Chizen	128,603,642	2,520,282
Deborah A. Coleman	129,329,184	1,794,740
John Schwarz	128,604,915	2,519,009
Sasson Somekh	129,441,984	1,681,940
Roy Vallee	128,341,366	2,782,558
Steven C. Walske	127,908,663	3,215,261

2. The stockholders approved an amendment to our 2006 Employee Equity Incentive Plan to, among other items, increase the number of shares of common stock reserved thereunder by 4,000,000 shares. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
86,708,860	26,410,520	38,221	17,966,323

3. The stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2009. The votes regarding this matter were as follows:

For	Against	Abstain	Broker Non-Votes
129,918,281	1,169,615	36,027	0

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.35*	2006 Employee Equity Incentive Plan	DEF 14A	000-19807	Appendix A	01/13/09
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date:	June 9, 2009	By:	/s/ Brian M. Beattie
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.35*	2006 Employee Equity Incentive Plan	DEF 14A	000-19807	Appendix A	01/13/09
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

						X

*              Indicates a management contract, compensatory plan or arrangement.