Form 10-Q
period 2009-07-31
SYNOPSYS INC
filed 2009-09-09
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

As of September 4, 2009, there were 145,742,213 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JULY 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	July 31, 2009	October 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$622,281	$577,632
Short-term investments	460,258	373,669
Total cash, cash equivalents and short-term investments	1,082,539	951,301
Accounts receivable, net of allowances of $6,346 and $2,338, respectively	136,760	147,365
Deferred income taxes	136,073	133,609
Income taxes receivable	44,091	49,859
Other current assets	49,494	40,156
Total current assets	1,448,957	1,322,290
Property and equipment, net	144,928	145,087
Goodwill	933,560	899,640
Intangible assets, net	102,676	114,760
Long-term deferred income taxes	160,090	177,386
Other long-term assets	87,533	83,315
Total assets	$2,877,744	$2,742,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$221,249	$289,769
Accrued income taxes	13,051	14,496
Deferred revenue	581,792	604,718
Total current liabilities	816,092	908,983
Long-term accrued income taxes	168,008	152,745
Deferred compensation and other liabilities	93,939	76,970
Long-term deferred revenue	36,787	75,409
Total liabilities	1,114,826	1,214,107
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 144,295 and 141,786 shares outstanding, respectively	1,443	1,418
Capital in excess of par value	1,488,012	1,471,031
Retained earnings	568,639	434,057
Treasury stock, at cost: 12,976 and 15,485 shares, respectively	(287,305)	(342,856)
Accumulated other comprehensive loss	(7,871)	(35,279)
Total stockholders’ equity	1,762,918	1,528,371
Total liabilities and stockholders’ equity	$2,877,744	$2,742,478

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Revenue:
Time-based license	$284,401	$289,250	$853,449	$835,330
Upfront license	18,972	20,558	53,293	45,293
Maintenance and service	41,804	34,320	115,025	103,523
Total revenue	345,177	344,128	1,021,767	984,146
Cost of revenue:
License	44,173	44,654	128,288	126,761
Maintenance and service	17,410	16,110	48,037	48,156
Amortization of intangible assets	8,452	6,262	24,153	17,111
Total cost of revenue	70,035	67,026	200,478	192,028
Gross margin	275,142	277,102	821,289	792,118
Operating expenses:
Research and development	104,989	104,394	305,792	292,183
Sales and marketing	77,973	86,816	237,877	247,073
General and administrative	27,735	26,512	83,608	76,524
In-process research and development	400	4,800	1,000	4,800
Amortization of intangible assets	2,956	4,548	9,683	17,730
Total operating expenses	214,053	227,070	637,960	638,310
Operating income	61,089	50,032	183,329	153,808
Other income, net	5,384	2,947	17,928	9,428
Income before income taxes	66,473	52,979	201,257	163,236
Provision (benefit) for income taxes	19,037	(4,770)	53,104	19,655
Net income	$47,436	$57,749	$148,153	$143,581

Net income per share:
Basic	$0.33	$0.41	$1.04	$1.00
Diluted	$0.32	$0.39	$1.02	$0.97

Shares used in computing per share amounts:
Basic	144,138	142,536	143,093	143,450
Diluted	146,063	147,486	144,699	147,760

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended July 31,
	2009	2008
Cash flow from operating activities:
Net income	$148,153	$143,581
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	74,581	73,535
Share-based compensation	42,799	50,807
Allowance for doubtful accounts	2,735	429
Write-down of long-term investments	6,333	394
(Gain) on sale of investments	(610)	(1,347)
Deferred income taxes	15,801	18,852
In-process research and development	1,000	4,800
Net change in deferred gains and losses on cash flow hedges	17,949	5,169
Net changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	10,690	(8,761)
Other current assets	10,315	(11,277)
Other long-term assets	981	64
Accounts payable and accrued liabilities	(87,473)	(26,767)
Accrued income taxes	(4,778)	(33,974)
Deferred revenue	(62,723)	2,626
Deferred compensation and other liabilities	(504)	(2,928)
Net cash provided by operating activities	175,249	215,203
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	223,994	512,797
Purchases of short-term investments	(310,323)	(436,144)
Purchases of long-term investments	(671)	(7,694)
Proceeds from sale of long-term investments	—	77
Purchases of property and equipment	(24,634)	(26,500)
Cash paid for acquisitions, net of cash acquired	(48,248)	(181,018)
Capitalization of software development costs	(2,228)	(2,114)
Net cash used in investing activities	(162,110)	(140,596)
Cash flows from financing activities:
Principal payments on capital leases	(1,675)	(1,453)
Proceeds from credit facilities	1,279	—
Payment on credit facility	(260)	—
Issuances of common stock	28,237	56,600
Purchases of treasury stock	—	(170,052)
Net cash provided by (used in) financing activities	27,581	(114,905)
Effect of exchange rate changes on cash and cash equivalents	3,929	6,460
Net change in cash and cash equivalents	44,649	(33,838)
Cash and cash equivalents, beginning of year	577,632	579,327
Cash and cash equivalents, end of period	$622,281	$545,489

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

Fiscal Year End.  The Company has adopted a fiscal year ending on the Saturday nearest to October 31. The Company’s third quarter of fiscal 2009 ended on August 1, 2009.  Fiscal 2009 and 2008 are both 52-week fiscal years.  For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Subsequent Events.  The Company has evaluated subsequent events through the date and time of filing of this Quarterly Report on Form 10-Q.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2009:

		Fair Value Measurement at Reporting Date Using
Description	Total as of July 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$407,893	$407,893	$—	$—
Municipal securities	601	—	601	—
Short-term investments:
Municipal securities	460,258	—	460,258	—
Other current assets:
Foreign currency derivative contracts	11,422	—	11,422	—
Other long-term assets:
Marketable equity security(1)	1,182	1,182	—	—
Deferred compensation plan assets	68,736	—	68,736	—

Total assets	$950,092	$409,075	$541,017	$—

Liabilities
Account payable and accrued liabilities:
Foreign currency derivative contracts	$2,670	$—	$2,670	$—
Deferred compensation and other liabilities:
Deferred compensation plan liabilities	68,791	—	68,791	—
Total liabilities	$71,461	$—	$71,461	$—

(1) During the nine months ended July 31, 2009, the Company recorded $0.9 million of other-than-temporary impairment charges in other income, net, due to the decline of the stock price of a public company in its long-term investment portfolio.

Assets/Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity investments) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgments due to the absence of market price and inherent lack of liquidity.  The non-marketable equity investments are measured and recorded at fair value when an event or circumstance which impacts the fair value of these investments indicates other-than-temporary decline in value has occurred. During the three and nine months ended July 31, 2009, a portion of the non-marketable equity investments were measured and recorded at fair value determined by a financial model using the income approach.  The financial model included estimates of investees’ revenue growth and operating costs made by investees’ management.  The valuation of these non-marketable equity investments also takes into consideration the investees’ recent financing activities, the investees’ capital structure, and liquidation preferences for the investees’ capital.  As a result of the fair value measurement, the Company recorded $3.4 million and $5.5 million, respectively, in the three and nine months ended July 31, 2009, of other-than-temporary impairment charges in other income, net, on the unaudited condensed consolidated statement of operations.

The following table presents the non-marketable equity investments that were measured and recorded at fair value within other long-term assets on a non-recurring basis as of July 31, 2009, and the loss recorded during the three and nine months ended July 31, 2009:

			Total gains	Total gains
		Significant	(losses) for the	(losses) for the
		Unobservable	three months	nine months
	Balance as of	Inputs	ended	ended
	July 31, 2009	(Level 3)	July 31, 2009	July 31, 2009
(in thousands)
Non-marketable equity investments	$3,206	$3,206	$(3,374)	$(5,464)

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

The duration of forward contracts ranges from one month to 19 months, the majority of which are short term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. Further, the Company anticipates continued performance by all counterparties to such agreements.

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

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges under SFAS 133. To receive hedge accounting treatment, all hedging relationships are formally documented at inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) or OCI in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the forecasted transactions affect earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately three years. The duration of the forward contracts is generally one year or less, except for forward contracts denominated in British pound, Canadian dollar, Chinese yuan, Euro, Indian rupee Japanese yen and Taiwan dollar, which can have durations as long as 19 months.

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

The Company also has certain foreign exchange forward contracts for hedging certain international revenue and expenses that are not designated as hedging instruments under SFAS 133. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income, net. The gains and losses on these forward contracts generally offset the gains and losses associated with the foreign currency in operating income. The duration of these forward contracts is usually less than one year.

The overall goal of the Company’s comprehensive hedging program is to minimize the impact of currency fluctuations on its net income over its fiscal year.

During the three and nine months ended July 31, 2009, $1.7 million and $7.8 million of gains were recorded in other income, net, from changes in fair values of non-designated forward contracts.

As of July 31, 2009, the Company had a total net notional amount of $129.7 million of short-term foreign currency forward contracts outstanding with net fair market value of $8.8 million.

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of July 31, 2009, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments under SFAS 133 as of July 31, 2009:

	Fair Values of derivative instruments designated as hedging instruments under SFAS 133	Fair Values of derivative instruments not designated as hedging instruments under SFAS 133
	(in thousands)
Other current assets	$10,265	$1,157
Other current liabilities	$2,631	$39

The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments under SFAS 133 for the three and nine months ended July 31, 2009:

	Location of gain(loss) recognized in OCI on derivatives	Amount of gain(loss) recognized in OCI on derivatives (effective portion)(1)	Location of gain(loss) reclassified from OCI	Amount of gain(loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended
Foreign exchange contracts	Revenue	$2,373	Revenue	$1,896
Foreign exchange contracts	Operating expenses	9,899	Operating expenses	(2,849)
Total		$12,272		$(953)

Nine months ended
Foreign exchange contracts	Revenue	$4,486	Revenue	$4,216
Foreign exchange contracts	Operating expenses	10,384	Operating expenses	(13,553)
Total		$14,870		$(9,337)

(1) Refer to Note 8.

The following table represents the ineffective portions of the hedge gains (losses) for derivative instruments designated as hedging instruments under SFAS 133 during the three and nine months ended July 31, 2009:

	Location of gain(loss) recognized in income on derivatives (ineffective portion and excluded from effectiveness testing)	Amount of gain(loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain(loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Three months ended
Foreign exchange contracts	Other income, net	$41	$(36)

Nine months ended
Foreign exchange contracts	Other income, net	$3	$3,008

(1) The ineffective portion includes forecast inaccuracies.

(2) The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

Cash, Cash Equivalents and Investments

In the third quarter of fiscal 2009, the Company adopted FASB Staff Position (FSP) SFAS 107-1—Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), FSP FAS 115-1 and FAS 124-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1) and FSP FAS 115-2 and FAS 124-2 —Recognition and Presentation of Other-Than-Temporary Impairment (FSP 115-2). The adoption of FSP 107-1, FSP 115-1 and FSP 115-2 did not have a material impact on the unaudited condensed consolidated financial statements.

The Company’s short-term investments and an investment in a marketable equity security have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at July 31, 2009
Non-interest bearing cash (U.S. and International)	$59,815	$—	$—	$—	$59,815
Money market funds (U.S.)	111,143	—	—	—	111,143
Cash deposits and money market funds (International)	450,722	—	—	—	450,722
Municipal obligations	457,496	3,481	(118)	—	460,859
Marketable equity security	344	838	—	—	1,182
Total	$1,079,520	$4,319	$(118)	$—	$1,083,721

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2008
Non-interest bearing cash (U.S. and International)	$9,399	$—	$—	$—	$9,399
Money market funds (U.S.)	127,304	—	—	—	127,304
Cash deposits and money market funds (International)	440,929	—	—	—	440,929
Municipal obligations	372,373	1,721	(425)	—	373,669
Marketable equity security	1,213	—	(735)	—	478
Total	$951,218	$1,721	$(1,160)	$—	$951,779

As of July 31, 2009, the stated maturities of the Company’s short-term investments are $80.4 million within one year, $168.0 million within one to five years, $62.3 million within five to ten years and $150.2 million after ten years. Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss), net of tax. Realized gains and losses on sales of short-term investments have not been material in any period presented.

Note 4.     Business Combinations

During fiscal year 2009, the Company completed certain purchase acquisitions for cash. These acquisitions are not considered material, individually or in the aggregate to the Company’s unaudited condensed consolidated balance sheet and results of operations. The Company preliminarily allocated the total purchase considerations (which included acquisition related costs of $5.8 million) to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition dates, resulting in aggregate goodwill of $35.1 million. Acquired identifiable intangible assets of $21.6 million are being amortized over one to six years.  In-process research and development expense related to these acquisitions was $1.0 million.

As a result of one of the acquisitions, the Company assumed two credit facilities with a Portuguese bank.  The facilities provide maximum borrowing limits of (Euro) €0.7 million and (U.S. dollar) $0.4 million, respectively. As of July 31, 2009, the borrowings outstanding under the combined facilities totaled $1.3 million. Subsequent to July 31, 2009, the Company completely paid down these credit facilities and intends to cancel them in the near future.

Note 5.     Goodwill and Intangible Assets

Goodwill as of July 31, 2009 consisted of the following:

(in thousands)
Balance at October 31, 2008	$899,640
Additions(1)	35,050
Other adjustments(2)	(1,130)
Balance at July 31, 2009	$933,560

(1)          Additions relate to acquisitions as described in Note 4 above.

(2)          Adjustments relate to reduction of merger costs and income tax adjustments for prior year acquisitions.

Intangible assets as of July 31, 2009 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$144,531	$81,466	$63,065
Customer relationships	175,620	145,620	30,000
Contract rights intangible	14,200	10,840	3,360
Covenants not to compete	3,400	2,527	873
Trademarks and trade names	2,700	764	1,936
Capitalized software development costs	11,132	7,690	3,442
Total	$351,583	$248,907	$102,676

Intangible assets as of October 31, 2008 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$128,231	$59,577	$68,654
Customer relationships	172,420	137,106	35,314
Contract rights intangible	12,500	8,362	4,138
Covenants not to compete	3,100	2,006	1,094
Trademarks and trade names	2,600	330	2,270
Capitalized software development costs	8,784	5,494	3,290
Total	$327,635	$212,875	$114,760

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)
Core/developed technology	$7,502	$5,616	$21,889	$15,532
Customer relationships	2,597	4,047	8,514	16,442
Contract rights intangible	950	863	2,478	2,229
Covenant not to compete	212	154	521	487
Trademark and trade names	147	130	434	150
Capitalized software development costs(1)	742	724	2,196	2,178
Total	$12,150	$11,534	$36,032	$37,018

(1)          Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2009	$12,129
2010	36,670
2011	24,540
2012	15,596
2013	8,316
2014 and thereafter	5,425
Total	$102,676

Note 6.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,	October 31,
	2009	2008
	(in thousands)
Payroll and related benefits	$158,435	$188,344
Other accrued liabilities	48,873	74,297
Accounts payable	8,353	23,168
Acquisition related costs	5,588	3,960
Total	$221,249	$289,769

Note 7.     Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of July 31, 2009, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8.   Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in thousands)
Net income	$47,436	$57,749	$148,153	$143,581

Change in unrealized gains (losses) on investments, net of tax of ($111) and ($1,447), for the three and nine months ended July 31, 2009, respectively, and of $606 and $1,204 for each of the same periods in fiscal 2008, respectively	169	(918)	2,193	(1,823)

Deferred gains (losses) on cash flow hedges, net of tax of ($3,013) and ($3,079), for the three and nine months ended July 31, 2009, respectively, and of $886 and ($651) for each of the same periods in fiscal 2008, respectively	12,272	(1,229)	14,870	4,729

Reclassification adjustment on deferred losses (gains) on cash flow hedges, net of tax of ($138) and ($1,846), for the three and nine months ended July 31, 2009, respectively, and of $279 and $1,388 for each of the same periods in fiscal 2008, respectively	912	(1,768)	9,333	(5,878)

Foreign currency translation adjustment	4,367	699	1,012	(732)

Total	$65,156	$54,533	$175,561	$139,877

Note 9.     Stock Repurchase Program

In December 2002, the Company’s Board of Directors (Board) approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock.  Since 2002, the Board has periodically replenished the stock repurchase program up to $500.0 million.  The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions.

There were no stock repurchases during the three and nine months ended July 31, 2009. There were no stock repurchases during the three months ended July 31, 2008. During the nine months ended July 31, 2008, the Company repurchased 7.2 million shares at an average price of $23.64 per share, for an aggregate purchase price of $170.1 million. During the three and nine months ended July 31, 2009, approximately 0.2 million and 2.5 million shares were reissued from treasury stock, respectively, for employee share-based compensation requirements. During the three and nine months ended July 31, 2008, approximately 1.1 million and 3.6 million shares were reissued, respectively, for employee share-based compensation requirements. As of July 31, 2009, $209.7 million remained available for future repurchases under the program. On September 3, 2009, the Board replenished the stock repurchase program to $500.0 million.

Note 10.   Share-based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards under SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and employee stock purchase plan (ESPP) is estimated by a combination of implied volatility for publicly traded options of the Company’s stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s share-based awards. The expected term of the Company’s share-based awards is based on historical experience.

As of July 31, 2009, there was $110.3 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.5 years. The intrinsic values of options exercised during the three and nine months ended July 31, 2009 were $0.5 million and $2.2 million, respectively. The intrinsic values of options exercised during the three and nine months ended July 31, 2008 were $7.9 million and $16.7 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statements of operations for these share-based compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)
Cost of license	$1,640	$2,104	$5,013	$5,728
Cost of maintenance and service	536	788	1,626	2,940
Research and development expense	5,994	7,368	18,166	21,231
Sales and marketing expense	2,964	4,175	9,224	12,226
General and administrative expense	2,861	2,886	8,770	8,682
Share-based compensation expense before taxes	13,995	17,321	42,799	50,807
Income tax benefit	(3,163)	(4,046)	(9,673)	(11,868)
Share-based compensation expense after taxes	$10,832	$13,275	$33,126	$38,939

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

The tables below illustrate the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)
Numerator:
Net income	$47,436	$57,749	$148,153	$143,581

Denominator:
Weighted-average common shares for basic net income per share	144,138	142,536	143,093	143,450
Dilutive effect of common share equivalents from equity-based compensation	1,925	4,950	1,606	4,310
Weighted-average common shares for diluted net income per share	146,063	147,486	144,699	147,760

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net income per share:
Basic	$0.33	$0.41	$1.04	$1.00
Diluted	$0.32	$0.39	$1.02	$0.97

Diluted net income per share excludes 20.0 million and 9.4 million of anti-dilutive stock options and unvested restricted stock units and awards for the three months ended July 31, 2009 and 2008, respectively; and 19.2 million and 9.6 million of anti-dilutive options and unvested restricted stock units and awards for the nine months ended July 31, 2009 and 2008, respectively.  While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)
Revenue:
United States	$169,553	$166,224	$495,611	$487,264
Europe	47,587	47,858	148,022	145,904
Japan	65,791	74,043	202,969	186,568
Asia-Pacific and other	62,246	56,003	175,165	164,410
Consolidated	$345,177	$344,128	$1,021,767	$984,146

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three and nine months ended July 31, 2009 and 2008.

Note 13.   Other Income, net

The following table presents the components of other income, net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)
Interest income	$2,364	$4,021	$8,788	$16,305
Gain (loss) on assets related to executive deferred compensation plan assets	6,134	(861)	5,615	(6,363)
Foreign currency exchange gain (loss)	(18)	118	5,694	831
Other, net	(3,096)	(331)	(2,169)	(1,345)
Total	$5,384	$2,947	$17,928	$9,428

Note 14.   Taxes

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended July 31, 2009 and 2008:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(dollars in thousands)
Income before income taxes	$66,473	$52,979	$201,257	$163,236
Provision (benefit) for income tax	$19,037	$(4,770)	$53,104	$19,655
Effective tax rate	28.6%	(9.0)%	26.4%	12.0%

The Company’s effective tax rate for the three and nine months ended July 31, 2009 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of non-U.S. operations, which are taxed at lower rates, and research and development credits, partially offset by state taxes and non-deductible share-based compensation recorded under SFAS 123(R). The effective tax rate increased in the three and nine months ended July 31, 2009, as compared to the same periods in fiscal 2008, primarily due to changes in mix of geographical earnings, as well as the discrete impact of the federal tax audit settlement for fiscal 2000 and 2001 in the third quarter of fiscal 2008.

The Company files income tax returns in the U.S., including various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the U.S. for fiscal years from 1999 through 2004 and after fiscal year 2005, in Hungary and Taiwan for fiscal years after 2005, in Ireland for fiscal years after 2003 and in Japan for fiscal years after 2004.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the next twelve months it is reasonably possible that the statute of limitations will expire on income and withholding tax filings in various jurisdictions, and that certain federal and foreign transfer pricing issues could be effectively settled. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $99 million.  Approximately $60 million would decrease goodwill as a result of the settlement of the Internal Revenue Service (IRS) examination for fiscal 2002 through 2004 if it is settled prior to the end of fiscal 2009, and would decrease income tax expense if settled thereafter as a result of the Company’s adoption of SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R) in fiscal 2010.  Under SFAS 141R, adjustments to acquired income tax liabilities (including adjustments for acquisitions completed prior to the effective date) that are recorded subsequent to the acquisition date will be recognized in income from continuing operations, with certain exceptions, rather than through a change to goodwill, as existing rules allow, if such changes occur after the measurement period. See IRS Examinations below for the status of current federal income tax audits.

On February 17, 2009, the President of the United States signed into law the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), which has significant tax implications for certain businesses and individuals.  The Company does not anticipate the Recovery Act having a material impact on its effective tax rate for fiscal 2009 or future periods.

On May 27, 2009, the 9th Circuit Court of Appeals issued its decision in the case of Xilinx, Inc. v. Commissioner, holding that stock based compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its offshore subsidiary.  Although the decision in the Xilinx case is subject to a rehearing, the Company increased its liability for unrecognized tax benefits and decreased shareholders’ equity by approximately $11 million and increased income tax expense by approximately $1 million in the third quarter of fiscal 2009.

IRS Examinations

The Company is regularly audited by the IRS.

On June 30, 2008, the Appeals Office of the IRS and the Company executed a final Closing Agreement with respect to a Revenue Agent’s Report (RAR) received for the audit of fiscal years 2000 and 2001, in connection with a transfer pricing dispute.  As a result of the Closing Agreement and the Company’s concurrent evaluation of its ability to use certain foreign tax credits, the Company’s provision for income taxes in its third quarter of fiscal 2008 included a net income tax benefit (net of decreases in related deferred tax assets) of $17.3 million.

In July 2008, the IRS completed its field examination of fiscal years 2002-2004 and issued an RAR in which the IRS proposed an adjustment that would result in an aggregate tax deficiency for the three year period of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax losses and credits that would otherwise be available either as refund claims or to offset taxes due in future periods. The IRS contested the Company’s tax deduction for payments made in connection with litigation between Avant! Corporation and Cadence Design Systems, Inc.  In addition, the IRS asserted that the Company is required to make an additional transfer pricing adjustment with a wholly owned non-U.S. subsidiary as a result of the Company’s acquisition of Avant! in 2002. The IRS also proposed adjustments to the Company’s transfer pricing arrangements with its foreign subsidiaries, deductions for foreign trade income and certain temporary differences.

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

Note 16.   Effect of New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of Statement No. 140 (SFAS 166).  SFAS 166 removes the scope exception from applying FASB interpretation No. 46(R). SFAS changes the requirements for recognizing financial assets and requires enhanced disclosures.  SFAS 166 is effective for the Company in the beginning of fiscal 2011.  The Company has not yet determined the impact that SFAS 166 may have on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).  SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009 and will be effective for the Company in the first quarter of fiscal 2011.  The Company has not yet determined the impact that SFAS 167 may have on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No 162 (SFAS 168).  SFAS 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be effective for the Company in the fourth quarter of fiscal 2009.  The Company believes that the adoption of SFAS 168 will not have significant impact on its consolidated financial position, results of operations or cash flows.

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

Fiscal Year End.  Our fiscal year ends on the Saturday nearest to October 31. Our third quarter of fiscal 2009 ended on August 1, 2009.  Fiscal 2009 and 2008 are both 52-week fiscal years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

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

We generate a substantial majority of our revenue from large customers in the semiconductor and electronics industries. Our customers typically fund purchases of our software and services largely out of their research and development (R&D) budgets and, to a lesser extent, their manufacturing and capital budgets. Our customers continually face the competing challenges of developing increasingly advanced electronics products while reducing their design and manufacturing costs in order to meet ongoing consumer demand for lower prices. Our customers’ business outlook and willingness to invest in new and increasingly complex chip designs affect their spending decisions and vendor selections. The crisis in the financial markets and the ongoing weakness of the global economy have exacerbated these challenges.

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

Short-term fluctuations in industry or general economic conditions or in orders generally do not immediately affect our financial results due to our business model. While the electronics, semiconductor and EDA industries have experienced severe uncertainty and weakness due to the downturn in the global economy, to date our business model has substantially protected our financial results.

Nevertheless, our business model and longer-term financial results are not immune from sustained economic downturns. The turmoil and uncertainty caused by current economic conditions have caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us.  We expect committed average annual revenue from customers to be down slightly at the end of fiscal 2009 compared to the end of fiscal 2008. Continued periods of decreased committed average annual revenue, additional customer bankruptcies, or consolidation among our customers, could adversely affect our year-over-year revenue growth and decrease our backlog. The economic downturn has also negatively affected several of our principal competitors, and a few have recently announced lower revenues than they had previously expected. We will continue to monitor market conditions and may make adjustments to our business in order to reduce the adverse impact that the prolonged economic downturn could have on our business. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us implement our strategies successfully.

Financial Performance Summary for the Three Months Ended July 31, 2009

•                  Total revenue of $345.2 million was up slightly by $1.1 million from $344.1 million in the same quarter in fiscal 2008.

•                  Time-based license revenue of $284.4 million was down by $4.9 million, or 2%, from $289.3 million in the same quarter in fiscal 2008.  The decrease was primarily due to less aggregate revenue from TSL contracts booked in periods prior to the third quarter of fiscal 2009 as compared to periods prior to the third quarter of fiscal 2008.

•                  We derived 94% of our total revenue from time-based, maintenance and services revenues, and 6% from upfront revenue, in both quarters ended July 31, 2009 and 2008, respectively. This reflects adherence to our current business model.

•                  Maintenance revenue of $21.0 million was up by $4.3 million, or 26%, from $16.7 million in the same quarter in fiscal 2008. The increase was primarily attributable to the maintenance contracts associated with the impact of Synplicity product sales.  Professional services and other revenue of $20.8 million were up 18% from $17.6 million in the same quarter in fiscal 2008. The increase of $3.2 million was primarily driven by the completion of large consulting projects during the three months ended July 31, 2009 and from new consulting service streams from a recent acquisition.

•                  Net income of $47.4 million was down by $10.3 million, or 18%, from $57.7 million in the same quarter in fiscal 2008. The decrease was primarily due to a one-time benefit from a tax settlement recognized in the third quarter of fiscal 2008.

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

Revenue Recognition

We recognize revenue from software licenses and related maintenance and service revenue and, to a lesser extent, from hardware sales. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees.  Hardware revenue consists of Field Programmable Gate Array (FPGA) design products.

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

•                  Term Licenses.  We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the unaudited condensed consolidated statement of operations. For term licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the unaudited condensed consolidated statement of operations.

•                  Perpetual Licenses. We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the unaudited condensed consolidated statement of operations. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the unaudited condensed consolidated statement of operations.

We recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is generally reported as “upfront license revenue” in the unaudited condensed consolidated statement of operations. If a technology subscription license is sold together with the hardware, we recognize total revenue ratably over the term of the software license period, or as customer installments become due and payable, whichever is later.

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

•                 Delivery Has Occurred. We deliver our products to our customers electronically or physically. For electronic deliveries, delivery occurs when we provide access to our customers to take immediate possession of the software by downloading it to the customer’s hardware. For physical deliveries, the standard transfer terms are typically FOB shipping point. We generally ship our products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and our operational capacity to fulfill product orders at the end of a fiscal quarter.

•                 The Fee is Fixed or Determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms for perpetual and term licenses require 75% or more of the license fee to be paid within one year. If the arrangement includes these terms, we regard the fee as fixed or determinable, and recognize all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, because of the right to exchange products or receive unspecified future technology and because VSOE for maintenance services does not exist for a TSL, we recognize revenue ratably over the term of the license, but not in advance of when customers’ installments become due and payable.

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

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $284 million that are recorded on our balance sheet as of July 31, 2009 will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

Included in our net deferred tax assets as of October 31, 2008 are federal foreign tax credits of $70.1 million of which $63.9 million will expire from fiscal 2013 through 2018.  The remaining $6.2 million in foreign tax credits are from acquired companies, which have a valuation allowance of $3.4 million, and will expire between fiscal 2009 and 2017. Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period, and may only be used after foreign tax credits arising in each subsequent year have been used first. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. We have recorded a valuation allowance of $19.7 million with respect to our foreign tax credit carryforward. The need for a valuation allowance with respect to foreign tax credits is subject to change based upon a number of factors, including the amount of foreign tax credits arising in future years, our forecasts of future foreign source income, the amount of our undistributed earnings of our foreign subsidiaries, the outcome of tax audit settlements and changes in income tax laws that may affect our ability to use such credits.

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

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service and hardware revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters and to a small extent due to contracts in which revenue is recognized as customer installments become due and payable. We derive upfront license revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue primarily from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked.

Our license revenue is sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, perpetual and term licenses with greater than 75% of the license fee due within one year from shipment typically generate current quarter revenue but no future revenue (e.g., a $120,000 order for a perpetual license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue).  Additionally, revenue in a particular quarter may also be impacted by perpetual and term licenses in which less than 75% of the license fees is payable within one year from shipment as the related revenue will be recognized as revenue in the period when customer payments become due and payable.

Total Revenue

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$345.2	$344.1	$1.1	<1%
Nine months ended	$1,021.8	$984.1	$37.7	4%

The slight increase in total revenue for the three months ended July 31, 2009 compared to the same period in fiscal 2008 reflects higher maintenance and services revenue due to completions of milestones on larger consulting projects in the third quarter of fiscal 2009 offset by slightly lower time-based license revenue.

The increase in total revenue for the nine months ended July 31, 2009 compared to the same period in fiscal 2008 was primarily due to an increase in revenue from time-based licenses.

While the electronics, semiconductor and EDA industries are currently experiencing uncertainty and weakness due to the recent downturn in the global economy, to date, our business model has substantially protected our financial results and enabled us to achieve revenue growth compared to the same periods in the previous year. Nevertheless, our business model and longer-term financial results are not immune from sustained economic downturns. The turmoil and uncertainty caused by current economic conditions have caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. We continue to experience a slight decrease in the committed average annual revenue from customers who renewed their contracts with us during the first three quarters of fiscal 2009 and we currently expect such committed average annual revenue be down slightly at the end of fiscal 2009 compared to the end of fiscal 2008. Continued periods of decreased committed average annual revenue, additional customer bankruptcies, or consolidation among our customers, could adversely affect our year-over-year revenue growth and could decrease our backlog.

Time-Based License Revenue

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$284.4	$289.3	$(4.9)	(2)%
Percentage of total revenue	82%	84%
Nine months ended	$853.4	$835.3	$18.1	2%
Percentage of total revenue	84%	85%

The decrease in time-based license revenue for the three months ended July 31, 2009 compared to the same period in fiscal 2008 was primarily the result of less revenue recognized in the third quarter of fiscal 2009 from TSL licenses booked in prior periods, offset by an increase in revenue recognized in the third quarter of fiscal 2009 from licenses booked in prior periods in which revenue is recognized as customer installments become due and payable.

The increase in time-based license revenue for the nine months ended July 31, 2009 compared to the same period in fiscal 2008 was primarily the result of more revenue recognized in the third quarter of fiscal 2009 from licenses booked in prior periods in which revenue is recognized as customer installments become due and payable, offset by less revenue recognized in the third quarter of fiscal 2009 from TSL licenses booked in prior periods.

Upfront License Revenue

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$19.0	$20.6	$(1.6)	(8)%
Percentage of total revenue	6%	6%
Nine months ended	$53.3	$45.3	$8.0	18%
Percentage of total revenue	5%	5%

The decrease in upfront license revenue for the three months ended July 31, 2009 compared to the same period in fiscal 2008 was primarily due to less aggregate revenue from hardware product sales.

The increase in upfront license revenue for the nine months ended July 31, 2009 compared to the same period in fiscal 2008 was primarily due to Synplicity related product sales from our acquisition in May 2008. The increase was also attributable to normal fluctuations in customer license requirements which can drive the amount of upfront orders and revenue in any particular quarter.

Maintenance and Services Revenue

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended
Maintenance revenue	$21.0	$16.7	$4.3	26%
Professional services and other revenue	20.8	17.6	3.2	18%
Total maintenance and services revenue	$41.8	$34.3	$7.5	22%
Percentage of total revenue	12%	10%
Nine months ended
Maintenance revenue	$63.3	$48.8	$14.5	30%
Professional services and other revenue	51.7	54.7	(3.0)	(5)%
Total maintenance and services revenue	$115.0	$103.5	$11.5	11%
Percentage of total revenue	11%	10%

The increase in maintenance revenue for the three and nine months ended July 31, 2009 compared with the same periods in fiscal 2008 was primarily due to the growth of maintenance revenue stream from our acquisition of Synplicity that was completed in May 2008. We expect our fiscal 2009 to similarly reflect the impact of the Synplicity acquisition on a year-over-year comparative basis, but do not expect the acquisition-related increases to continue thereafter.  In addition, some customers may in the future choose not to renew maintenance on upfront licenses for economic or other factors, which would lower our future maintenance revenue.

The increase in professional services and other revenue for the three months ended July 31, 2009 compared with the same periods in fiscal 2008 was due to the completion of milestones on large customer consulting projects and the new consulting services streams from a recent acquisition.

The decrease in professional services and other revenue decreased for the nine months ended July 31, 2009 compared with the same period in fiscal 2008 was primarily due to the decrease in customer demand in the first half of fiscal 2009 and the timing of customer acceptance of services performed under ongoing consulting contracts.

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

Cost of Revenue

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended
Cost of license revenue	$44.2	$44.6	$(0.4)	(1)%
Cost of maintenance and service revenue	17.4	16.1	1.3	8%
Amortization of intangible assets	8.4	6.3	2.1	33%
Total	$70.0	$67.0	$3.0	4%
Percentage of total revenue	20%	19%
Nine months ended
Cost of license revenue	$128.3	$126.8	$1.5	1%
Cost of maintenance and service revenue	48.0	48.1	(0.1)	<(1)%
Amortization of intangible assets	24.2	17.1	7.1	42%
Total	$200.5	$192.0	$8.5	4%
Percentage of total revenue	20%	20%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue, and amortization of intangible assets. We segregate expenses directly associated with consulting and training services from cost of license revenue associated with internal functions providing license delivery and post-customer contract support services. We then allocate these group costs between cost of license revenue and cost of maintenance and service revenue based on license and maintenance and service revenue reported.

Cost of license revenue.  Cost of license revenue includes costs related to products sold and software licensed, allocated operating costs related to product support and distributions costs, royalties paid to third party vendors, and the amortization of capitalized research and development costs associated with software products which have reached technological feasibility.

Cost of maintenance and service revenue.  Cost of maintenance and service revenue includes operating costs related to maintain the infrastructure necessary to operate our services and training organization, and costs associated with the delivery of our consulting services, such as, hotline and on-site support, production services and documentation of maintenance updates.

Amortization of intangible assets.  Amortization of intangible assets, which is amortized to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

The increase in cost of revenue for the three months ended July 31, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $2.4 million in personnel and consulting related costs and an increase of $2.1 million in amortization of intangible assets, as a result of acquisitions. The increases were partially offset by a decrease of $1.4 million in travel and functionally allocated expenses as a result of expense control efforts in fiscal 2009.

The increase in cost of revenue for the nine months ended July 31, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $6.2 million in personnel and consulting related costs and an increase of $7.1 million in amortization of intangible assets, as a result of acquisitions. The increases were partially offset by $4.7 million in lower travel and functionally allocated expenses as a result of expense control efforts in fiscal 2009.

Operating Expenses

Research and Development

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$105.0	$104.4	$0.6	1%
Percentage of total revenue	30%	30%
Nine months ended	$305.8	$292.2	$13.6	5%
Percentage of total revenue	30%	30%

Research and development expense for the three months ended July 31, 2009 was flat compared with the same period in fiscal 2008 primarily as a result of an increase of $3.1 million in the fair value of our deferred compensation plan obligation partially offset by a $1.3 million decrease in share based compensation expense and cost control efforts.

The increase in research and development expense for the nine months ended July 31, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $10.8 million in employee personnel related costs which included the increase of $6.0 million in the fair value of our deferred compensation plan obligation, and an increase of $4.2 million in functionally allocated expenses, reflecting headcount increases as a result of acquisitions.  The increase was partially offset by a $2.5 million decrease in depreciation expense.

Sales and Marketing

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$78.0	$86.8	$(8.8)	(10)%
Percentage of total revenue	23%	25%
Nine months ended	$237.9	$247.1	$(9.2)	(4)%
Percentage of total revenue	23%	25%

The decrease in sales and marketing expenses for the three and nine months ended July 31, 2009 compared with the same periods in fiscal 2008 was primarily attributable to a decrease in variable compensation and employee related costs.  The decrease in variable compensation was mostly driven by lower shipments.  We expect to have higher shipments in the fourth quarter of fiscal 2009 compared with the current quarter, which will drive higher variable compensation.

General and Administrative

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended	$27.7	$26.5	$1.2	5%
Percentage of total revenue	8%	8%
Nine months ended	$83.6	$76.5	$7.1	9%
Percentage of total revenue	8%	8%

The increase in general and administrative expenses for the three months ended July 31, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $1.2 million in depreciation and functionally allocated expenses.

The increase in general and administrative expenses for the nine months ended July 31, 2009 compared with the same period in fiscal 2008 was primarily due to an increase of $1.3 million in charitable contributions, $2.3 million in bad debt reserve based on our review of customer receivables, and $2.4 million in depreciation expense.

Amortization of Intangible Assets

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$8.4	$6.3	$2.1	33%
Included in operating expenses	3.0	4.5	(1.5)	(33)%
Total	$11.4	$10.8	$0.6	6%
Percentage of total revenue	3%	3%
Nine months ended
Included in cost of revenue	$24.2	$17.1	$7.1	42%
Included in operating expenses	9.7	17.7	(8.0)	(45)%
Total	$33.9	$34.8	$(0.9)	(3)%
Percentage of total revenue	3%	4%

The increase in amortization of intangible assets for the three months ended July 31, 2009 as compared to the same period in fiscal 2008 was primarily due to the amortization of intangible assets from our recent acquisitions in fiscal 2009.

The decrease in amortization of intangible assets for the nine months ended July 31, 2009 as compared to the same period in fiscal 2008 was primarily due to certain intangible assets acquired in prior years becoming fully amortized, offset by amortization of intangible assets from our recent acquisitions in fiscal 2009. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

In-Process Research and Development

In-process research and development (IPRD) expense is composed of in-process technologies of $1.0 million associated with the two acquisitions in fiscal 2009. As of the date of the respective acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses and therefore the amounts were charged to expense.

Other Income, net

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Three months ended
Interest income	$2.4	$4.0	$(1.6)	(40)%
Gain (loss) on assets related to executive deferred compensation plan assets	6.1	(0.9)	7.0	(778)%
Foreign currency exchange gain (loss)	—	0.1	(0.1)	(100)%
Other, net	(3.1)	(0.3)	(2.8)	933%
Total	$5.4	$2.9	$2.5	86%
Nine months ended
Interest income	$8.8	$16.3	$(7.5)	(46)%
Gain(loss) on assets related to executive deferred compensation plan assets	5.6	(6.4)	12.0	(188)%
Foreign currency exchange gain	5.7	0.8	4.9	613%
Other, net	(2.2)	(1.3)	(0.9)	69%
Total	$17.9	$9.4	$8.5	90%

Other income, net, increased during the three and nine months ended July 31, 2009, compared to the same periods in fiscal 2008 primarily due to the fair market value fluctuations of investments in our non-qualified deferred compensation plan and foreign currency exchange fluctuations. These increases were partially offset by a decrease in interest income due to lower interest rates and write downs recorded for our strategic investments.

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

Foreign currency fluctuations, net of hedging, did not have a significant impact to expenses for the three and nine months ended July 31, 2009.

Taxes

See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations, issuances of common stock upon stock option exercises or employee stock purchases and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents and Short-Term Investments

	July 31,	October 31,	Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Cash and cash equivalents	$622.2	$577.6	$44.6	8%
Short-term investments	460.3	373.7	86.6	23%
Total	$1,082.5	$951.3	$131.2	14%

During the nine months ended July 31, 2009, our primary sources and uses of cash consisted of (1) cash generated from operating activities of $175.2 million, (2) proceeds from sales and maturities of short-term investments of $224.0 million, (3) proceeds from issuances of common stock of $28.2 million, (4) purchases of investments of $310.3 million, and (5) cash paid for acquisitions of $48.2 million.

Cash Flows

	July 31,		Dollar	%
	2009	2008	Change	Change
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$175.2	$215.2	$(40.0)	(19)%
Cash used in investing activities	(162.1)	(140.6)	(21.5)	15%
Cash provided by (used in) financing activities	27.6	(114.9)	142.5	(124)%

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

Cash from operating activities primarily decreased as a result of a decrease in deferred revenue due to the timing of billings and cash payments from certain customers and increased payments to vendors compared to the same period in fiscal 2008.

Cash used in investing activities.  The increase in cash used primarily relates to the timing of maturities of marketable securities offset by a decrease in our purchases of marketable securities and cash paid for acquisitions as compared to the same period in fiscal 2008.

Cash provided by (used in) financing activities.  The increase in cash provided primarily relates to no common stock repurchases made under our stock repurchase program offset by a lower number of employee option exercises compared to the same period in fiscal 2008. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts worldwide. As of July 31, 2009, we held an aggregate of $596.5 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $486.0 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

July 31,	October 31,	Dollar	%
2009	2008	Change	% Change
(dollars in millions)
$136.8	$147.4	$(10.6)	(7)%

Our Days Sales Outstanding (DSO) was 36 days at July 31, 2009, and 38 days at October 31, 2008. The decrease in DSO, along with a decrease in accounts receivable balance, primarily relates to timing of billings to customers that occurred during fiscal 2009.

Net Working Capital.  Working capital is composed of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of July 31, 2009, our net working capital was $632.9 million, compared to $413.3 million as of October 31, 2008. The increase in net working capital of $219.6 million was primarily due to increases of $131.2 million in cash, cash equivalents and short-term investments as described above and $6.2 million in other current assets, along with decreases in accounts payable and accrued liabilities of $68.5 million, $1.4 million in accrued income taxes and $22.9 million in deferred revenue. These increases were partially offset by a decrease in accounts receivable of $10.6 million as described above.

Other Commitments—Revolving Credit Facility.  On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of July 31, 2009, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

As a result of our acquisition in the current quarter, we assumed two credit facilities with a Portuguese bank.  The facilities provide maximum borrowing limits of (Euro) € 0.7 million and (U.S. dollar) $0.4 million, respectively. As of July 31, 2009, the borrowings outstanding under the combined facilities totaled $1.3 million. Subsequent to quarter end, we have completely paid down these credit facilities and intend to cancel them in the near future.

Other

Our cash equivalent and short-term investment portfolio as of July 31, 2009, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of July 31, 2009, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the nine months ended July 31, 2009, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures. As of July 31, 2009 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2009, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)        Changes in Internal Controls Over Financial Reporting.  There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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

On July 11, 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (IRS) proposed an adjustment that would result in an aggregate tax deficiency for fiscal 2002 through 2004 of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax credits that would otherwise be available either as refund claims or to offset taxes due in future periods. In August 2008, we timely filed a protest to the proposed deficiency with the IRS.  In the second quarter of fiscal 2009, we reached a tentative settlement with the Examination Division of the IRS that would resolve this matter. The settlement is subject to further review and approval within the federal government, including the Joint Committee on Taxation of the U.S. Congress, which could take at least several more months.  Final resolution of this matter could take considerable time and may not be finally approved by the government, therefore there is still a possibility that an adverse outcome of this matter could result in significant tax expense and harm our results of operations and financial condition.

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

Our cash equivalent and short-term investment portfolio as of July 31, 2009 consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of July 31, 2009, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the nine months ended July 31, 2009, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may suffer other than temporary impairments in future periods.

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

The current global financial crisis may cause our banking partners to become insolvent or otherwise default on their obligations.

We rely on several large financial institutions to act as counterparties under our foreign currency forward contracts, provide credit under our revolving credit facility and provide banking transaction and deposit services worldwide.  Should any of our banking partners declare bankruptcy or otherwise default on their obligations, it could have a material impact on our financial results and reduce our credit availability.

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

We may be subject to litigation proceedings that could harm our business.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis.  Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2002, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock.  Since 2002, our Board of Directors has periodically replenished the stock repurchase program up to $500.0 million.  Funds are available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. We did not repurchase any shares of common stock under the program during the three months ended July 31, 2009 and, as of such date, $209.7 million remained authorized for future repurchases.  On September 3, 2009, our Board of Directors replenished the stock repurchase program to $500.0 million.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of fiscal 2009.

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

SYNOPSYS, INC.

Date:	September 9, 2009	By:	/s/ Brian M. Beattie
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1

Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

						X