Form 10-K
period 2009-10-31
SYNOPSYS INC
filed 2009-12-18
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,220,928,569. Aggregate market value excludes an aggregate of 42,616,950 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On December 5, 2009, 147,356,167 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders, scheduled to be held on March 25, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.

ANNUAL REPORT ON FORM 10-K

Year ended October 31, 2009

i

PART I

This Annual Report on Form 10-K (this Form 10-K), and in particular Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements include, but are not limited to, statements concerning: our business, product and platform strategies, expectations regarding prior and future acquisitions; the impact of macroeconomic conditions on our business and our customers’ businesses; expectations regarding customer license renewals; completion of development of our unfinished products, or further development or integration of our existing products; our ability to successfully compete in the electronic design automation industry; the continuation of current industry trends towards vendor consolidation; expectations regarding our license mix; expectations regarding customer interest in more highly integrated tools and design flows; our ability to protect our intellectual property rights; expectations regarding the likely outcome of the Internal Revenue Service’s proposed net tax deficiencies for fiscal years 2002 through 2004 and other outstanding litigation; expectations that our cash, cash equivalents and short-term investments and cash generated from operations will satisfy our business requirements for the next 12 months; and our expectations of our future liquidity requirements. Our actual results could differ materially from those projected in the forward- looking statements as a result of a number of factors, risks and uncertainties discussed in this Form 10-K, including, without limitation, those identified below in Part I, Item 1A of this Form 10-K. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of these terms, or other comparable terminology and similar expressions identify these forward-looking statements. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements. All subsequent written or oral forward- looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Fiscal Year End. Our fiscal year ends on the Saturday nearest October 31. For 2009, our fiscal year ended on October 31, 2009. For 2008 and 2007, our fiscal years ended on November 1, 2008 and November 3, 2007. For presentation purposes in this Form 10-K, in general we refer to October 31 as the end of a fiscal year.

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

The Role of EDA in the Electronics Industry

Technology advances in the semiconductor industry have steadily improved the feature density, speed, power efficiency and functional capacity of semiconductors (also referred to as integrated circuits, ICs or chips).

•

Since the early 1960s, steadily decreasing feature widths (the minimum widths of the features imprinted on the chips that form the wires and transistors) and other developments have enabled IC manufacturers to follow “Moore’s law,” approximately doubling every two years the number of transistors that can be placed on a chip.

•	This increase in transistor count enables SoCs to handle functions formerly performed by multiple ICs attached to a printed circuit board.

•

At the same time, transistors have become more power-efficient to address demand for more powerful battery-powered devices such as cell phones, digital cameras, music players and personal digital assistants.

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

These technological challenges have been accompanied by significant business challenges, increased globalization leading customers to source their products in lower-cost areas, and consumer demand for cheaper and more advanced products.

We believe Synopsys is well positioned to help our customers meet these multi-faceted challenges. We have a broad portfolio of solutions that are highly integrated to solve our customers’ most advanced technological problems. We have a large number of global service and support engineers that help our customers complete their chip designs. We believe our combination of advanced technology and global scale, along with our solid business execution, gives us a competitive advantage.

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

Rapid Prototyping. Rapid prototyping is a form of functional verification that uses hardware to accelerate verification in order to accommodate these significant demands. It is also used to accelerate the development of embedded software by software engineers by essentially providing a “prototype” of the chip well before the chip is completed—allowing software development to begin many months earlier than would otherwise be the case.

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

Our strategy is to help our customers get their products to market quickly and efficiently. In order to remain at the leading edge of technology development, we believe it is important to continually invest in research and development, as well as targeted acquisitions. We also believe that offering customer support on a global basis is instrumental to addressing our customers’ needs.

Products and Services

Our products and services are divided into five common groupings: Galaxy™ Design Platform and Discovery™ Verification Platform (which are typically sold and reported together as Core EDA), Intellectual Property (IP) and System-Level Solutions, Manufacturing Solutions, and Professional Services.

Galaxy Design Platform

Our Galaxy Design Platform provides our customers with a single, integrated IC design solution which includes industry-leading individual products and which incorporates common libraries and consistent timing, delay calculation and constraints throughout the design process. The platform allows designers the flexibility to integrate internally developed and third-party tools. With this advanced functionality, common foundation and flexibility, our Galaxy Design Platform helps reduce design times, decrease integration costs and minimize the risks inherent in advanced, complex IC designs. Our solutions span both digital and analog/mixed-signal designs.

Discovery Verification Platform

Our Discovery Verification Platform is an integrated and comprehensive portfolio of functional, analog/mixed-signal, formal and low-power verification solutions. The platform includes our simulation and verification products and design-for-verification methodologies, and provides a consistent control environment to help significantly improve the speed, breadth and accuracy of our customers’ verification efforts. The Discovery Verification Platform’s components support industry standards and span both digital and analog/mixed-signal designs.

Intellectual Property (IP) and System-Level Solutions

Synopsys’ IP portfolio includes our IP products and components. Responding to the portfolio demands of designers seeking solutions to reduce their design risk and time-to-market, Synopsys offers a broad portfolio of silicon-proven digital, PHY, analog and verification IP for SoC designs. We provide connectivity IP solutions for widely used protocols such as USB, PCI Express, DDR, SATA, HDMI, Ethernet and MIPI. Our analog IP solutions include analog-to-digital converters, digital-to-analog converters, audio codecs, video analog front ends and touch screen controllers. In addition, we offer SystemC transaction-level models to build virtual platforms for rapid, pre-silicon development of software.

Synopsys’ System-Level Solutions enable customers to, among other things, accelerate verification and embedded software development. The portfolio of system-level products enable chip designers to bridge the gap from system design to implementation. Products include virtual platforms that are fully functional software models of embedded systems, enabling pre-silicon software development and software-driven system validation, solutions for developing, running and debugging virtual platforms, and a rapid prototyping system that accelerates functional verification of large designs and can be used to accelerate development of embedded software on devices, thereby speeding a customer’s time to market.

Manufacturing Solutions

Our Manufacturing Solutions products and technologies address the mask-making and yield enhancement of very small-geometry ICs, as well as very high-level modeling of physical effects within the ICs.

Professional Services and Other

Synopsys provides a broad portfolio of consulting and design services covering all critical phases of the SoC development process. These services are tightly aligned with our products and solutions to advance customers’ learning curves, help develop and deploy advanced methodologies, and accelerate the implementation of their chips. We offer customers a variety of engagement models to address their project-specific and long-term needs, from on-site assistance to full turnkey development. Synopsys also offers the Lynx Design System, which is a production-ready chip implementation system that is architected for rapid, “out-of-the-box” deployment to one or multiple project sites. In addition, Synopsys provides a broad range of customer education services.

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

Synopsys’ products support more than 60 standards, including the most commonly used hardware description languages: SystemVerilog, Verilog, VHDL, and SystemC. Our products utilize numerous industry standard data formats, application programming interfaces, and databases for the exchange of design data among our tools, other EDA vendors’ products, and applications that customers develop internally. We also comply with a wide range of industry standards within our IP product family to ensure usability and interconnectivity.

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

In fiscal 2009, 2008 and 2007, an aggregate of 51%, 50% and 50%, respectively, of Synopsys’ total revenue was derived from sales outside of the United States. Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data and is included herein.

Synopsys’ aggregate backlog was approximately $2.2 billion on October 31, 2009, representing a 15% decrease from aggregate backlog of $2.6 billion on October 31, 2008. This decrease was primarily due to the timing of large contract renewals, and to a lesser extent, the removal of under $50 million in 2009 backlog due to customer bankruptcies during the year. Aggregate backlog represents the portion of committed orders that has not yet been recognized as revenue. We expect backlog to fluctuate from year to year for several reasons, including specific timing and duration of large customer agreements and the schedule of when portions of that backlog are recognized as revenue. As an illustration, for a single customer contract, associated backlog is high at the beginning of a renewable contract, low just prior to renewal of the contract and high again when the contract is renewed. Low backlog attributable to a particular contract is typically associated with an impending renewal and may not be an indicator of likelihood of renewal or future revenue from such customer. Accordingly, we expect aggregate backlog to fluctuate from year to year depending upon the number and dollar amount of contracts at particular stages in their renewal cycle and such fluctuations are not a reliable indicator of future sales. Furthermore, backlog, particularly longer-term backlog, may not be a reliable predictor of our future sales as business conditions may change and technologies may evolve, and customers may seek to renegotiate their arrangements. For this and other reasons, we may not be able to recognize expected revenue from backlog when anticipated.

The following table summarizes the revenue attributable to our four common groupings, or platforms, established for management reporting purposes as a percentage of total revenue for the last three fiscal years. We include revenue from companies or products we have acquired during the periods covered from the acquisition date through the end of the relevant periods. For presentation purposes, we allocate maintenance revenue, which represented approximately 6%, 5% and 6% of our total revenue in fiscal 2009, 2008 and 2007, respectively, to the products to which those support services related.

	Fiscal Years
	2009	2008	2007
Core EDA	74%	75%	75%
Intellectual Property and System-Level Solutions	10%	8%	8%
Manufacturing Solutions	12%	12%	12%
Professional Services and Other	4%	5%	5%

Consolidated	100%	100%	100%

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for 10.8%, 10.8%, and 11.1% of our total revenue in fiscal 2009, 2008 and 2007, respectively.

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

Our research and development expenses, excluding capitalized software development costs, were $419.9 million, $394.7 million and $379.2 million in fiscal 2009, 2008 and 2007, respectively. Our capitalized software development costs were approximately $3.0 million, $3.0 million and $2.3 million in fiscal 2009, 2008 and 2007, respectively.

Competition

The EDA industry is highly competitive. We compete against other EDA vendors and against our customers’ own design tools and internal design capabilities. In general, we compete principally on technology leadership, product quality and features (including ease-of-use), license terms, post-contract customer support, interoperability with our own and other vendors’ products, price and payment terms.

Our competitors include EDA vendors that offer varying ranges of products and services, primarily Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with other EDA vendors, including continual new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers’ internally developed design tools and capabilities. No one factor drives an EDA customer’s buying decision, and we compete on all fronts to capture a higher portion of our customers’ budget.

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

In many cases, we provide our customers the right to “re-mix” a portion of the software they initially licensed for other specified Synopsys products. For example, a customer may use our front-end design products for a portion of the license term and then exchange such products for back-end place and route software for the remainder of the term in order to complete the customer’s IC design. This practice helps assure the customer’s access to the complete design flow needed to design its product. The ability to offer this right to customers often gives us an advantage over competitors who offer a narrower range of products, because customers can obtain more of their design flow from a single vendor. At the same time, because in such cases the customer need not obtain a new license and pay an additional license fee for the use of the additional products, the use of these arrangements could result in reduced revenue compared to licensing the individual products separately without re-mix rights.

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

Proprietary Rights

Synopsys primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect its proprietary rights. We have a diversified portfolio of more than 900 patents issued. Our issued patents have expiration dates through 2026. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We currently hold United States and foreign patents on some of the technologies included in our products and will continue to pursue additional patents in the future. We are not significantly dependent upon any single patent, copyright, trademark or license with respect to our proprietary rights.

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

Employees

As of October 31, 2009, Synopsys had 5,928 employees, of which 2,833 were based in the United States.

Acquisitions in Fiscal 2009

For information about acquisitions we completed during fiscal 2009, see Note 3 of Notes to Consolidated Financial Statements which information is included herein.

Executive Officers of the Registrant

The executive officers of Synopsys and their ages as of December 15, 2009, were:

Name	Age	Position
Aart J. de Geus	55	Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	60	President and Chief Operating Officer
Brian M. Beattie	56	Chief Financial Officer
Joseph W. Logan	50	Senior Vice President, Worldwide Sales
Brian E. Cabrera	44	Vice President, General Counsel and Secretary

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

There are no family relationships among any Synopsys executive officers or directors.

Item 1A.	Risk Factors

We describe our business risk factors below.

The recent global recession and continued uncertainty in the global economy, and weakness in the semiconductor and electronics industries in particular, may harm our business, operating results and financial condition.

The global economy has recently experienced a major recession, stock market volatility, tightened credit markets, concerns about both deflation and inflation, reduced demand for products, lower consumer confidence, reduced capital spending, liquidity concerns and business insolvencies. These declines, and uncertainty about future economic conditions, could continue to negatively impact our customers’ businesses, reducing demand for our products and adversely affecting our business. We cannot predict the timing, strength or duration of the global economic downturn or any subsequent recovery, so our future business and financial results are subject to considerable uncertainty, and our stock price is at risk of volatile change.

In addition, the EDA industry has been adversely affected by many factors, including the global recession, ongoing efforts by semiconductor and electronics companies to reduce spending, uncertainty regarding long-term growth rates and underlying financial health of various economies around the world, excess EDA tool capacity and increased competition. These factors could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

If general economic conditions, and particularly conditions in the semiconductor and electronics industries, do not improve, our business, financial condition and results of operations will be harmed.

In the event that downward fluctuations in the semiconductor or electronics industries or general economic conditions persist or worsen for any extended period of time, or fail to significantly improve, our revenues and financial results will be adversely affected.

A substantial majority of our customers pay for licenses over a period of time, generating recurring revenue for us, generally over a three-year period. Under our business model, we generally expect more than 90% of our total revenue to be recurring revenue. Historically, short-term fluctuations in industry or general economic conditions or in orders generally do not immediately affect our financial results due to our business model. While the electronics, semiconductor and EDA industries have recently experienced severe weakness and uncertainty due to the downturn in the global economic recession, to date, our business model has substantially protected our financial results. Nevertheless, our business model and longer-term financial results are not immune from sustained economic downturns. The turmoil and uncertainty caused by recent economic conditions have caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Continued periods of decreased committed average annual revenue, additional customer bankruptcies, or consolidation among our customers, could adversely affect our year-over-year revenue growth and could further decrease our backlog.

Accordingly, if economic conditions further deteriorate or fail to significantly improve for any extended period of time, our future revenues and financial results will be adversely affected. Conversely, in the event of future improvement in economic conditions for our customers, the positive impact on our revenues and financial results will be deferred due to our business model.

Customer payment defaults or related issues could harm our operating results.

The majority of our backlog consists of customer payment obligations not yet due that are attributable to software we have already delivered. A significant portion of revenue we recognize in any period comes from backlog and is dependent upon our receipt of cash from customers. Although customer payment obligations are not cancelable, we will not achieve expected revenue and cash flow if customers default, declare bankruptcy, or otherwise fail to pay amounts owed – as occurs from time to time in an economic downturn. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Our customers’ financial condition and in turn their ability or willingness to fulfill their contractual and financial obligations could be adversely affected by current economic conditions. If payment defaults by our customers significantly increase or we experience significant reductions in existing contractual commitments, our operating results would be harmed.

If we do not successfully compete in the EDA industry our business and financial condition will be harmed.

We compete against EDA vendors that offer a variety of products and services, primarily Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with other EDA vendors, including frequent new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with our customers’ internally developed design tools and capabilities. We compete principally on the basis of technology leadership, product quality and features (including ease-of-use), license terms, post-contract customer support, interoperability with our products and other vendors’ products, and price and payment terms. Specifically, we believe the following competitive factors affect our success:

•

Technology in the EDA industry evolves rapidly, so in order to be successful we must maintain technology leadership. Accordingly, we must anticipate and lead critical development cycles, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products.

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

•

Many EDA vendors offer price discounts, which could be increasingly significant as price continues to be a competitive consideration for our customers. If we do not match a competitor’s pricing for a particular solution, or otherwise enhance the value of our offering, we may lose business, which would result in lost revenue and could harm our operating results, particularly if the customer chooses to consolidate a substantial portion of their EDA purchases with the competitor.

•

In order to compete effectively, we believe we need to enhance the value of our offering by providing additional rights such as multiple copies of the tools, post-contract customer support, expanded license usage related to duration, location and quantity, contractor and site access, future purchase rights and the ability to purchase pools of technology. If we do not match or are unable to match a competitor’s offering, we may lose business, which would result in lost revenue and could harm our operating results.

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

The increasing complexities of SoCs and ICs, and customers’ concerns about managing costs and risks, have produced the following long-term and potentially negative trends in our industry:

•	The number of IC design starts has decreased and may continue to decline. New IC design starts are one of the key drivers of demand for EDA software.

•

A number of mergers in the semiconductor and electronics industries have occurred and more are likely. Mergers can reduce the aggregate level of purchases of EDA software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Synopsys.

•	Factors such as increased globalization and the recent global recession have made cost controls among our customers more permanent, adversely impacting our customers’ EDA spending.

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

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously-filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, can have a significant effect on our reported results and may retroactively affect previously reported results.

We have received a Revenue Agent’s Report from the Internal Revenue Service claiming a significant increase in our U.S. taxable income. An adverse outcome could have an adverse effect on our results of operations and financial condition.

In July 2008, we received a Revenue Agent’s Report in which the Internal Revenue Service (IRS) proposed an adjustment that would result in an aggregate tax deficiency for fiscal 2002 through 2004 of approximately $236.2 million, $130.5 million of which would be a reduction of certain tax credits that would otherwise be available either as refund claims or to offset taxes due in future periods. In August 2008, we timely filed a protest to the proposed deficiency with the IRS. In the second quarter of fiscal 2009, we reached a tentative settlement with the Examination Division of the IRS that would resolve this matter. The settlement is subject to further review and approval within the federal government, including the Joint Committee on Taxation of the U.S. Congress, which could take several more months. Final resolution of this matter could take considerable time and may not be finally approved by the government, in which case, while the Company believes it is still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of this matter could result in significant tax expense and harm our results of operations and financial condition.

Unfavorable tax law changes, an unfavorable government review of our tax returns or changes in our geographical earnings mix or forecasts of foreign source income could adversely affect our effective tax rate and our operating results.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. In May 2009, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation has not yet been proposed or enacted, but it is possible that such proposed changes would lessen the benefit of deductions and credits related to income earned outside of the United States and result in the loss of deferral of income tax on earnings of certain of our foreign affiliates, all of which could materially increase our effective tax rate and our cash payments of income taxes.

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

Many factors may cause our revenue and earnings to fluctuate, including changing customer demand, license mix, the timing of revenue recognition on products and services sold, acquisition expenses, impairment charges and restructuring charges. Accordingly, stockholders should not view our historical results as necessarily indicative of our future performance.

From time to time, we provide projections describing our expected future financial performance. In addition, financial analysts publish their own expectations of our future financial performance. Because our quarterly revenue and our operating results fluctuate, future financial performance is difficult to predict. Downward adjustments of our targets or the failure to meet our targets or the expectations of research analysts could cause the market price of our common stock to decline.

The factors that could affect our revenue and earnings in a particular quarter include, but are not limited to:

•

The market for EDA products is dynamic and depends on a number of factors, including consumer demand for our customers’ products, customer budgets for research and development and EDA spending, pricing, our competitors’ product offerings and customer design starts. It is difficult to predict the effect of these and other factors on our customers’ demand for our products on a medium or long term basis, and it is particularly difficult to predict demand after a severe economic recession that has affected businesses worldwide. As a result, actual future customer purchases could differ materially from our forecasts which, in turn, could cause our actual revenue to be materially different than our publicly disclosed targets.

•

We base our operating expenses in part on our expectations for future revenue and generally must commit to expense levels in advance of revenue being recognized. Since only a small portion of our expenses varies with revenue, any revenue shortfall typically causes a direct reduction in net income.

•

Our publicly-disclosed targets for revenue and earnings assume a particular level of orders and mix between upfront and time-based license revenue. The amount of orders received and changes in the mix—due to factors such as the level of overall license orders, customer demand, customer payment terms and ship dates—could result in lower revenue and harm our operating results. For example, if we ship more licenses generating upfront revenue than expected during any given fiscal period, our revenue and earnings for that period could be above our targets even if orders are below target; conversely, if we ship fewer licenses generating upfront revenue than expected, our revenue and earnings for that period could fall below our targets even if orders meet or even exceed our target. Similarly, if we receive a lower-than-expected level of license orders generating time-based revenue during a given period, our revenue in future periods could be negatively affected.

•

We may implement cost control measures in an effort to meet our publicly-disclosed financial targets, and there can be no assurance that any such measures will achieve the anticipated cost savings, or will do so without harming our business.

•

We often amend our customer contracts to extend the term or add new products. Although these amendments can produce larger or longer-term payment streams from customers, they can also reduce the revenue being recognized per year even if the total value of the extended contract is larger.

•

Some of our license agreements provide customers the right to re-mix a portion of the software initially subject to the license for other specified Synopsys products. While this practice helps assure the customer’s access to the complete design flow needed to manufacture its product, use of these arrangements could result in reduced revenue compared to licensing the individual tools separately.

•

In the past, we have regularly received a significant portion of our orders for a given quarter in the last one or two weeks of the quarter. The delay of one or more orders, particularly orders generating upfront revenue, could cause us to have lower revenue and/or earnings for that quarter.

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

•

Our customers spend a great deal of time reviewing and testing our products, either alone or against competing products, before making a purchase decision. Those customer evaluation and purchase cycles may not match our fiscal quarters. In addition, customers may delay purchases due to budgetary constraints or budget cycles.

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

We have acquired a number of companies or their assets in the past and expect to make additional acquisitions of businesses or technology in the future. We may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets or other risks, which could harm our operating results. We have acquired a number of companies and technologies in recent years. In addition to direct costs, acquisitions pose a number of risks, including:

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

•

Negative impact on our earnings resulting from the application of the new Accounting Standard Codification (ASC) 805, Business Combinations, which will apply to our acquisitions beginning in the first quarter of our fiscal 2010.

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

We derive approximately half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the United States. Foreign sales are vulnerable to regional and worldwide economic, political and health conditions, including the effects of international political conflict, hostilities and natural disasters. Further, any deterioration of foreign economies or foreign currency exchange rates would adversely affect our performance by reducing the amount of revenue derived from outside the United States.

Our operating results are also affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when the U.S. dollar weakens relative to other currencies, as a result of the translation of expenses of our foreign operations denominated in foreign currencies into the U.S. dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. While we hedge most foreign currency exposures of our business, we are unable to hedge all of our currency exposures, and our hedging activities may not completely mitigate our foreign currency risks.

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

Our international operations and sales subject us to a number of special risks, including:

•	international economic and political conditions, such as political tensions between countries in which we do business;

•	unexpected changes in legislative or regulatory requirements;

•	difficulties in complying with foreign laws and regulatory requirements;

•	differing legal standards with respect to protection of intellectual property and employment practices, or other foreign laws and regulatory requirements;

•	difficulties in adapting to cultural differences in the conduct of business;

•	inadequate local infrastructure that could result in business disruptions;

•	export or import restrictions, tariffs, quotas and other trade barriers and restrictions;

•	financial risks such as longer payment cycles, difficulty in collecting accounts receivable and fluctuations in foreign currency exchange rates;

•	additional taxes and penalties; and

•	other factors beyond our control such as terrorism, civil unrest, war and infectious diseases.

Our investment portfolio may become impaired.

Our cash equivalent and short-term investment portfolio as of October 31, 2009 consisted of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. Recent economic conditions have increased the risk of credit downgrades in financial markets and we may suffer losses if our bond holdings are downgraded. However, we follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer.

All of our cash equivalents and marketable securities are treated as “available-for-sale” under ASC 320, Investments—Debt and Equity Securities. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because any debt securities we hold are classified as “available-for-sale,” no gains or losses are realized in our consolidated statements of income due to changes in interest rates unless such securities are sold prior to maturity or unless declines in value are determined to be other-than-temporary. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.

During the fiscal year ended October 31, 2009, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may suffer other than temporary impairments in future periods.

Our banking partners may become insolvent or otherwise default on their obligations.

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

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

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

In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal control over financial reporting and requires our auditors to render an opinion as to the effectiveness of our internal control over financial reporting in our annual reports. This effort has required, and will continue to require in the future, the commitment of significant financial and managerial resources. Any failure to complete a favorable assessment and obtain an unqualified opinion from our independent registered public accounting firm could cause our stock price to decline.

There are inherent limitations on the effectiveness of our controls.

We do not expect that our disclosure controls or internal control system will prevent all error and all fraud. Regardless of how well designed and operated it is, a control system can provide only reasonable assurance that its objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

Product errors or defects could expose us to liability and harm our reputation and we could lose market share.

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

United States Facilities

Our principal offices are located in four adjacent buildings in Mountain View, California, which together provide approximately 400,000 square feet of available space. This space is leased through February 2015. We occupy approximately 200,000 square feet of space in two adjacent buildings in Sunnyvale, California under lease through October 2012, and approximately 72,000 square feet of space in a third building in Sunnyvale under lease through April 2012. We also own and occupy a fourth building in Sunnyvale, California with approximately 120,000 square feet. We use these buildings for administrative, marketing, research and development, sales and support activities. Our fifth building in Sunnyvale, approximately 22,000 square feet, is under lease through September 2019 and plans are being developed for its utilization. In addition, we lease approximately 55,000 square feet of space in Marlboro, Massachusetts for sales and support, research and development and customer education activities. We currently lease 16 other offices throughout the United States, primarily for sales and support activities.

We own two buildings totaling approximately 230,000 square feet on approximately 43 acres of land in Hillsboro, Oregon, one of which is currently vacant. The other is used for administrative, marketing, research and development and support activities. We also own 13 acres of undeveloped land in Marlboro, Massachusetts.

International Facilities

We lease approximately 45,000 square feet in Dublin, Ireland for our foreign headquarters and for research and development purposes. In addition, we lease foreign sales and service offices in Canada, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, the Netherlands, the People’s Republic of China, Singapore, South Korea, Sweden, Taiwan, the United Arab Emirates and the United Kingdom. We also lease research and development facilities in Armenia, Canada, Chile, France, Germany, India, Japan, the Netherlands, the People’s Republic of China, Poland, Portugal, Russia, South Korea, Switzerland, Taiwan, Turkey and the United Kingdom.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock trades on the Nasdaq Global Select Market under the symbol “SNPS.” The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by the Nasdaq Global Select Market.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2009:
High	$19.68	$22.04	$22.29	$23.58
Low	$13.94	$17.22	$17.83	$19.49
2008:
High	$27.98	$24.82	$26.61	$24.99
Low	$21.61	$21.13	$23.16	$15.22

As of October 31, 2009, we had approximately 449 stockholders of record. To date, we have paid no cash dividends on our capital stock and have no current intention to do so. Our credit facility contains financial covenants requiring us to maintain certain specified levels of cash and cash equivalents. Such provisions could have the effect of preventing us from paying dividends in the future. See Note 5 of Notes to Consolidated Financial Statements for further information regarding our credit facility.

Stock Repurchase Program

In December 2002, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock. Since 2002, our Board of Directors has periodically replenished the stock repurchase program up to $500.0 million. Funds are available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. We did not repurchase any shares of common stock under the program during the three months ended October 31, 2009. On September 3, 2009, our Board of Directors replenished the stock repurchase program to $500.0 million. As of October 31, 2009, $500.0 million remained authorized for future repurchases. See Note 7 of Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Performance graph

The following graph compares the 5-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the NASDAQ Composite Index. The graph assumes that $100 was invested on October 31, 2004 in us and in each of the indexes and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

	Fiscal Year Ended October 31,(1)(2)
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Revenue	$1,360,045	$1,336,951	$1,212,469	$1,095,560	$991,931
Income (loss) before provisions for income taxes(3)	233,070	218,956	165,799	43,719	(7,789)
Provision for income taxes(4)	65,389	28,978	35,308	18,977	9,325
Net income (loss)	167,681	189,978	130,491	24,742	(17,114)
Net income (loss) per share:
Basic	1.17	1.33	0.91	0.17	(0.12)
Diluted	1.15	1.29	0.87	0.17	(0.12)
Working capital	649,207	413,307	296,463	23,394	130,552
Total assets	2,938,854	2,742,478	2,617,337	2,157,822	2,133,424
Stockholders’ equity(5)	1,844,166	1,528,371	1,436,393	1,163,167	1,210,637

(1)	Synopsys has a fiscal year that ends on the Saturday nearest October 31. Fiscal 2009, 2008, 2006, and 2005 were 52-week years. Fiscal 2007 was a 53-week fiscal year.
(2)	Includes results of operations from acquired businesses from the date of acquisition which information is included herein. See Note 3 of Notes to Consolidated Financial Statements.
(3)	Includes a $12.5 million litigation settlement award received from Magma Design Automation, Inc. (Magma) during fiscal 2007. See Note 10 of Notes to Consolidated Financial Statements.
(4)	Includes a $17.3 million one-time tax benefit from an IRS settlement received in fiscal 2008. See Note 9 of Notes to Consolidated Financial Statements.
(5)	Includes an adjustment to the beginning balance of fiscal 2007 retained earnings as a result of the adoption of Staff Accounting Bulletin No. 108 (SAB 108) and an adjustment to the beginning balance of fiscal 2008 retained earnings as a result of the accounting guidance for uncertainty in income taxes. See Note 9 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 7 and by the risk factors set forth in Item 1A of this Annual Report. Please also see the cautionary language at the beginning of Part 1 of this Annual Report regarding forward-looking statements.

Business Summary

We are a world leader in the electronic design automation (EDA) market. We develop and license the complex software that engineers use to design integrated circuits, also known as chips. We offer a broad portfolio of highly integrated solutions that simplify the chip design process, enable the development and production of electronic products, and accelerate time-to-market for our customers.

Our customers are generally large semiconductor and electronics manufacturers. Our solutions help them overcome the challenge of developing increasingly advanced electronics products while reducing their design and manufacturing costs. While our products are an important part of our customers’ development process, our customers’ R&D budget and spending decisions may be impacted by their business outlook and their willingness to invest in new and increasingly complex chip designs. The recent global recession and continued uncertainty in the global economy have intensified our customers’ costs and investment challenges.

Despite the recent global recession, we have achieved consistent profitability and positive cash flow in the recent years, including in fiscal 2009. We achieved these results not only because of our solid execution, leading technology and strong customer relationships, but also because of our recurring revenue business model. Under this model, a substantial majority of our customers pay for their licenses over time and we typically recognize this recurring revenue over three years. Recurring revenue typically represents more than 90% of our total revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. We typically enter each quarter with greater than 90% of our revenue for that particular quarter already committed from our customers, providing for stability and predictability of results.

Nevertheless, our business model and longer-term financial results are not immune from a sustained economic downturn. The financial turmoil and economic uncertainty over the last year have caused some of our customers to postpone investments and purchase decisions, decrease their spending or delay payments to us. If the financial turmoil and economic uncertainty continue and cause further customer bankruptcies or consolidation among our customers, or if committed average annual revenue from customers does not grow, our year-over-year revenue results could be adversely affected.

We continue to monitor market conditions and may make adjustments to our business in order to reduce the adverse impact that the prolonged economic downturn could have on our business. We expect to continue to explore both organic and inorganic growth opportunities. In particular, we may acquire companies or technology that can contribute to the strategic, operational and financial performance of our business. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us successfully execute our strategies.

Fiscal 2009 Financial Performance Summary

•

Total revenue of $1,360.0 million was up by $23.0 million or 2% from $1,337.0 million in fiscal 2008. The increase was primarily attributable to an increase in time-based license and maintenance and service revenue.

•

Time-based license revenue of $1,138.6 million was up $12.8 million or 1% from $1,125.8 million in fiscal 2008. The increase was primarily a result of more revenue recognized in fiscal 2009 from licenses booked in prior periods in which revenue is recognized as customer installments become due and payable.

•

Maintenance revenue of $85.3 million was up by $18.7 million or 28% from $66.6 million in fiscal 2008. This increase in maintenance revenue was primarily attributable to the addition a full year of maintenance revenue from our acquisition in May 2008. Professional services and other revenue of $66.7 million was down $6.4 million or 9% from $73.1 million in fiscal 2008, primarily attributable to the decrease in customer demand in fiscal 2009 and the timing of customer acceptance of services performed under ongoing consulting contracts.

•

We derived approximately 95% of our total revenue from time-based licenses, maintenance and services, and 5% from upfront revenue in fiscal 2009 and fiscal 2008. This reflects our continued adherence to our business model.

•

Net income of $167.7 million was down by $22.3 million or 12% from $190.0 million in fiscal 2008. The decrease was primarily due to a one-time benefit from a tax settlement recognized in the third quarter of fiscal 2008 and less interest income earned due to lower interest rates.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial results under the heading “Result of Operations” below are based on our audited consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates. For further information on our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

•	Revenue recognition;

•	Valuation of stock compensation;

•	Valuation of intangible assets; and

•	Income taxes.

Revenue Recognition

We recognize revenue from software licenses and related maintenance and service revenue and, to a lesser extent, from hardware sales, in accordance with ASC 985-605, Software Revenue Recognition and ASC 605-25, Multiple Element Arrangements. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees. Hardware revenue consists of Field Programmable Gate Array (FPGA) board-based products.

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

For the three software license types, we recognize revenue as follows:

•

TSLs. We typically recognize revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based license revenue” in the consolidated statement of operations.

•

Term Licenses. We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the consolidated statement of operations. For term licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statement of operations.

•

Perpetual Licenses. We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the consolidated statement of operations. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statement of operations.

We recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is generally reported as “upfront license revenue” in the consolidated statement of operations. If a technology subscription license is sold together with the hardware, we recognize total revenue ratably over the term of the software license period, or as customer installments become due and payable, whichever is later.

We recognize revenue from maintenance fees ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognize revenue from professional services and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the consolidated statement of operations.

Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately.

We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, we recognize revenue from maintenance ratably over the maintenance term, and we recognize revenue from professional services as milestones are met and accepted. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

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

Valuation of Stock Compensation. Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period in accordance with ASC 718, Stock Compensation. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and the risk-free interest rates. We estimate the expected volatility by a combination of implied volatility for publicly traded options of our stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of our stock awards. We determine the expected term of our stock awards based on historical experience. In addition, judgment is required in estimating the forfeiture rate on stock awards. We calculate the expected forfeiture rate based on average historical trends. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining stock compensation cost and the actual factors which become known over time, we may change the input factors used in determining future stock compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

Valuation of Intangible Assets. We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer-installed base/relationships, trademarks and trade names, covenants not to compete, customer backlog, capitalized software development and other intangibles. Factors that could trigger an impairment review include significant under- performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2009.

Income Taxes

Our tax provisions are calculated using estimates in accordance with ASC 740, Income Taxes. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved.

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $274.0 million that are recorded on our balance sheet as of October 31, 2009 will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

Included in our net deferred tax assets as of October 31, 2009 are federal foreign tax credits of $71.0 million of which $67.9 million will expire from fiscal 2013 through 2018. The remaining $3.1 million in foreign tax credits are from acquired companies, and will expire between fiscal 2010 and 2018. Foreign tax credits can only be carried forward ten years, unlike net operating loss and federal research credit carryforwards that have a twenty year carryforward period, and may only be used after foreign tax credits arising in each subsequent year have been used first. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. We have recorded a valuation allowance of $21.6 million with respect to our foreign tax credit carryforward. The need for a valuation allowance with respect to foreign tax credits is subject to change based upon a number of factors, including the amount of foreign tax credits arising in future years, our forecasts of future foreign source income, the amount of our undistributed earnings of our foreign subsidiaries, the outcome of tax audit settlements and changes in income tax laws that may affect our ability to use such credits.

The calculation of tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are also subject to examination by various taxing authorities. We believe we have adequately provided in our financial statements for potential additional taxes. If we ultimately determine that these amounts are not owed, we would reverse the liability and recognize the tax benefit in the period in which we determine that the liability is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, we would record an additional charge to earnings. See Note 9 of Notes to Consolidated Financial Statements for a

discussion of taxes and the Revenue Agent’s Reports from the IRS we received in June 2005 and July 2008 asserting very large net increases to our U.S. tax arising from the audit of fiscal 2000 through 2001 and fiscal 2002 through 2004, respectively.

Results of Operations

Our fiscal year ends on the Saturday nearest October 31. In fiscal year 2009, the Saturday nearest October 31 was exactly October 31, 2009. Every seven years we have one extra week in our fiscal year that occurs in our first quarter. Fiscal 2009 and 2008 were 52-week years. Fiscal 2007 was a 53-week fiscal year. The extra week in fiscal 2007 resulted in approximately $18.7 million of additional annual revenue related primarily to time-based licenses and approximately $17.2 million of additional annual expenses.

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is shipped. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Maintenance orders normally bring in revenue ratably over the maintenance period (normally one year). Professional service orders generally turn into revenue upon completion and customer acceptance of contractually agreed milestones. We generally recognize revenue from hardware product orders in full in the quarter that the product is shipped. A more complete description of our revenue recognition policy can be found above under Critical Accounting Policies and Estimates.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service and hardware revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters and to a smaller extent due to contracts in which revenue is recognized as customer installments become due and payable. We derive upfront license revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue primarily from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked.

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

Our customer arrangements are complex, involving hundreds of products and various license rights, and our customers bargain with us over many aspects of these arrangements. For example, they often demand a broader portfolio of solutions, support and services and seek more favorable terms such as expanded license usage, future purchase rights and other unique rights at an overall lower total cost of design. No single factor typically drives our customers’ buying decisions, and we compete on all fronts to serve customers in a highly competitive EDA market. Customers generally negotiate the total value of the arrangement rather than just unit pricing or volumes.

As a result of customers seeking to conserve cash, we shifted our business model in the fourth quarter of fiscal 2004 to our current model in which we target to achieve greater than 90% of our total revenue as recurring revenue. The shift itself contributed to increases in comparative periods of revenue for the three years following and continues to slightly impact comparative periods of certain revenue line items, as further described below.

While the electronics, semiconductor and EDA industries are currently experiencing uncertainty and weakness due to the recent downturn in the global economy, to date, our business model has substantially protected our financial results and enabled us to achieve revenue growth compared to the same periods in the previous year. Nevertheless, our business model and longer-term financial results are not immune from sustained economic downturns. The turmoil and uncertainty caused by current economic conditions have caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Year-over-year revenue results could be adversely affected if committed average annual revenue from customers does not grow, or if we experience additional customer bankruptcies or consolidation among our customers.

Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2009	2008	2007	2008 to 2009		2007 to 2008
(dollars in millions)
$1,360.0	$1,337.0	$1,212.5	$23.0	2%	$124.5	10%

The increase in total revenue for fiscal 2009 compared to fiscal 2008 was primarily due to bookings in prior years including bookings with new products and features obtained through acquisitions leading to increased current period time-based license revenue.

The increase in total revenue for fiscal 2008 compared to 2007 was primarily due to bookings in prior years leading to increased current period time-based license revenue. Additionally, total revenue in fiscal 2008 compared to fiscal 2007 increased by approximately 1% due to the strength of the Japanese yen against the U.S dollar. The increase was partially offset by fiscal 2008 having one less week of revenue of approximately $18.7 million compared to fiscal 2007.

Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
	$1,138.6	$1,125.8	$1,004.0	$12.8	1%	$121.8	12%
Percentage of total revenue	84%	84%	83%

The increase in time-based license revenue for fiscal 2009 compared to fiscal 2008 was primarily due to the result of more revenue recognized in fiscal 2009 from licenses booked in prior periods in which revenue is recognized as customer installment payments become due and payable. The increase was partially offset by a decrease in revenue from TSLs as a result of factors relating to the turmoil and uncertainty of the current economic conditions, including several customer bankruptcies in fiscal 2009.

The increase in time-based license revenue for fiscal 2008 compared to fiscal 2007 was primarily due to higher bookings in fiscal 2007 which contributed to the increase of time-based license revenue in fiscal 2008. TSL revenue continued to be the major contributor to total revenue since our business model shift in the fourth quarter of fiscal 2004. In addition, but to a lesser extent, the increase in time-based license revenue in fiscal 2008 from fiscal 2007 resulted from more revenue recognized in fiscal 2008 from licenses booked in prior periods in which revenue is recognized as customer installment payments become due and payable. The increase was partially offset by fiscal 2008 having one less week of revenues of approximately $17.2 million compared to fiscal 2007.

Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
	$69.5	$71.4	$67.5	$(1.9)	(3)%	$3.9	6%
Percentage of total revenue	5%	5%	6%

The decrease in upfront license revenue for fiscal 2009 compared to fiscal 2008 was primarily attributable to normal fluctuations in customer license requirements which can drive the amount of upfront orders and revenue in any particular period.

The increase in upfront license revenue for fiscal 2008 compared to fiscal 2007 was primarily due to product sales.

Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
Maintenance revenue	$85.3	$66.6	$72.2	$18.7	28%	$(5.6)	(8)%
Professional service and other revenue	66.7	73.1	68.7	(6.4)	(9)%	4.4	6%

Total	$152.0	$139.7	$140.9	$12.3	9%	$(1.2)	(1)%

Percentage of total revenue	11%	11%	11%

Maintenance revenue increased in fiscal 2009 compared to fiscal 2008 primarily due to the recognition of a full year of maintenance revenue for the products related to our acquisition in fiscal 2008.

Maintenance revenue declined in fiscal 2008 compared to fiscal 2007 primarily due to (1) our completed shift towards TSLs, which include maintenance with the license fee and thus generate no separately recognized maintenance and service revenue, and (2) the first quarter of fiscal 2008 having one less week of revenues, resulting in a decrease in maintenance revenue of approximately $1.5 million compared to fiscal 2007.

Professional services and other revenue decreased in fiscal 2009 compared to fiscal 2008, primarily due to the decrease in customer demand in fiscal 2009 and the timing of customer acceptance of services performed under ongoing consulting contracts.

Professional services and other revenue increased in fiscal 2008 compared to fiscal 2007, primarily due to timing of customer acceptance of performance milestones and services performed under ongoing contracts.

Events Affecting Cost of Revenues and Operating Expenses

Functional Allocation of Operating Expenses. We allocate certain human resource, information technology and facility expenses among our functional income statement based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, restructuring or acquisition) or other factors, management reviews the allocation methodology and the expenses included in the allocation pool.

Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
Cost of license revenue	$175.6	$172.0	$146.4	$3.6	2%	$25.6	17%
Cost of maintenance and service revenue	65.4	63.6	64.4	1.8	3%	(0.8)	(1)%
Amortization of intangible assets	32.7	23.3	23.5	9.4	40%	(0.2)	(1)%

Total	$273.7	$258.9	$234.3	$14.8	6%	$24.6	10%

Percentage of total revenue	20%	19%	19%

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

Cost of revenue as a percentage of total revenue increased 1% in fiscal 2009 compared with fiscal 2008. The increase in cost of revenue in fiscal 2009 compared to fiscal 2008 was primarily due to an increase of $5.7 million in employee related costs primarily as a result of our recent acquisitions, and the increase in fair value of $2.4 million in our deferred compensation plan obligation. The increase was partially offset by the decrease in travel related costs of $4.1 million.

Cost of revenue as a percentage of total revenue was flat at 19% for both fiscal 2008 and fiscal 2007. The increase in cost of revenue in fiscal 2008 compared to fiscal 2007 was primarily due to an increase of $20.8 million in employee related costs primarily as a result of our acquisition in fiscal 2008, an increase of $2.7 million in functionally allocated expenses as previously described, and an increase of $2.9 million in direct costs as a result of hardware costs. The increase was partially offset by the decline in fair value of $2.0 million in our deferred compensation plan obligation, and one less week of costs of approximately $3.6 million in fiscal 2008 compared with fiscal 2007.

Operating Expenses

Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
	$419.9	$394.7	$379.2	$25.2	6%	$15.5	4%
Percentage of total revenue	31%	29%	31%

The increase in research and development expense in fiscal 2009 compared to fiscal 2008 was primarily due to an increase of $4.8 million in employee related costs as a result of headcount increases primarily from our acquisitions, an increase of $16.6 million in the fair value of our deferred compensation plan obligation, and an increase of $6.0 million in functionally allocated expenses as previously described. The increase was partially offset by the decrease of $4.1 million in travel related costs.

The increase in research and development expense in fiscal 2008 compared to fiscal 2007 was primarily due to an increase of $32.0 million in employee related costs as a result of headcount increases, including from our acquisition in fiscal 2008, and an increase of $7.6 million in functionally allocated expenses as previously described. The increase was partially offset by $18.4 million decline in the fair value of our deferred compensation plan obligation as a result of the overall decline of the financial market, the absence of a $3.1 million earn-out/retention bonus related to a prior year acquisition, and one extra week of costs incurred in fiscal 2007 of approximately $6.6 million.

Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
	$324.1	$334.8	$349.4	$(10.7)	(3)%	$(14.6)	(4)%
Percentage of total revenue	24%	25%	29%

The decrease in sales and marketing expenses for fiscal 2009 compared with fiscal 2008 was primarily attributable to a decrease of $17.7 million in variable compensation and employee related costs, and a decrease of $6.3 million in travel related costs. The decrease in variable compensation was primarily driven by lower shipments. The decrease was partially offset by the increase of $8.1 million in the fair value of our deferred compensation plan obligation, and $6.5 million of other sales and marketing expense.

The decrease in sales and marketing expense in fiscal 2008 compared to fiscal 2007 was primarily due to a decrease of $14.6 million in employee related costs as a result of a decrease in headcount and the impact of $8.0 million decline in the fair value of our deferred compensation plan obligation, and one less week of costs of approximately $5.4 million compared to fiscal 2007. The decrease was partially offset by an increase of $3.4 million in employee, travel and communication related expenses.

General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
	$119.1	$103.9	$101.7	$15.2	15%	$2.2	2%
Percentage of total revenue	9%	8%	8%

The increase in general and administrative expenses for fiscal 2009 compared with fiscal 2008 was primarily due to a $5.1 million in facility relocation expenses in fiscal 2009, including a $4.5 million restructuring charge related to a facility closure, an increase of $4.7 million in the fair value of our deferred compensation plan obligation, and an increase of $2.3 million in bad debt reserve based on our review of customer receivables, and an increase of $2.7 million in depreciation expense.

The increase in general and administrative expense in fiscal 2008 compared to fiscal 2007 was primarily due to an increase of $7.2 million in employee related costs, and an absence of $4.3 million gain for a land sale completed during fiscal 2007 and recorded as an offset to expense under this line item. The increase was partially offset by $5.0 million decline in the fair value of our deferred compensation plan obligation, and one less week of expenses of approximately $1.5 million in fiscal 2008 compared to fiscal 2007.

Change in Fair Value of Deferred Compensation

The income or loss, due to the change in fair value of the non-qualified deferred compensation plan obligation, is recorded in each functional operating expense. The offsetting income or loss due to the change in fair value of the non-qualified deferred compensation plan asset is recorded in other income (loss), net as the assets are classified as trading securities. The overall net impact to our consolidated statements of operations from the income or loss of our deferred compensation plan obligation and assets is immaterial for all periods presented.

The increase or decrease in fair value of the deferred compensation plan obligation is reported in total cost of revenue, research and development, sales and marketing, and general and administrative expenses. The year over year effect of the fair value change was an increase of $31.7 million in fiscal 2009 compared with fiscal 2008. Correspondingly, the increase in the fair value of the deferred compensation plan asset was approximately $33.1 million in fiscal 2009 compared to fiscal 2008. This change was a result of the better performing financial markets in fiscal 2009 as compared to fiscal 2008.

The year-over-year effect of the fair value change was a decrease of approximately $33.4 million in fiscal 2008 compared with fiscal 2007. Correspondingly, the decrease in the fair value of the deferred compensation plan asset was approximately $32.8 million in fiscal 2008 compared to fiscal 2007 and reported in other income, net. This change was a result of the substantial decline of financial markets in fiscal 2008. See Note 8 and 10 of Notes to Consolidated Financial Statements—Employee Benefit Plans and Other Income (Loss), Net.

Effect of Foreign Currency on Expenses

Foreign currency fluctuations, net of hedging, did not have a significant impact during fiscal 2009 as compared to fiscal 2008 or fiscal 2008 as compared to fiscal 2007.

In-Process Research and Development

In-process research and development (IPRD) expense is composed of in-process technologies of $2.2 million associated with the acquisitions in fiscal 2009, $4.8 million for an acquisition in fiscal 2008 and $3.2 million for acquisitions in fiscal 2007. As of the date of the respective acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses and therefore the amounts were charged to expense. Projects from prior year acquisitions have been completed and the fiscal 2009 project is anticipated to be completed over a period of two years from the date of the acquisition.

Valuation of IPRD. Upon acquisition of other companies, we expense any IPRD as it represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use as of the acquisition date. The value assigned to IPRD is determined by considering the importance of each project to our overall development plan, estimating costs to develop the IPRD into commercially viable products, estimating the resulting net cash flows from such projects when completed and discounting the net cash flows back to their present value. The utilized discount rate is our weighted average cost of capital, taking into account the inherent uncertainties in future revenue estimates and the profitability of such technology, the successful development of the IPRD, its useful life and the uncertainty of technological advances, all of which are unknown at the time of determination.

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

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
Included in cost of revenue	$32.7	$23.3	$23.5	$9.4	40.3%	$(0.2)	(1)%
Included in operating expenses	12.8	20.8	26.6	(8.0)	(38)%	(5.8)	(22)%

Total	$45.5	$44.1	$50.1	$1.4	3%	$(6.0)	(12)%

Percentage of total revenue	3%	3%	4%

Amortization of capitalized software development costs is not presented in the above table as it is included in cost of license revenue in the consolidated statements of operations.

The increase in amortization of intangible assets for fiscal 2009 as compared to fiscal 2008 was primarily due to addition of intangible assets from our recent acquisitions in fiscal 2009 offset by certain intangible assets acquired in prior years becoming fully amortized.

The decrease in amortization of intangible assets in fiscal 2008 compared to fiscal 2007 was primarily due to completion of the amortization of certain intangible assets acquired in prior years’ acquisitions, partially offset by the intangible assets acquired as a result of our acquisition in fiscal 2008.

See Note 4 of Notes to Consolidated Financial Statements for a schedule of future amortization amounts which information is included herein.

Impairment of Intangible Assets. We did not record any impairment charges to the intangible assets during fiscal 2009, 2008, or 2007.

Other Income (Loss), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
Interest income	$10.8	$21.2	$25.7	$(10.4)	(49)%	$(4.5)	(18)%
Income (loss) on assets related to executive deferred compensation plan	10.0	(23.1)	9.7	33.1	(143)%	(32.8)	(338)%
Foreign currency exchange gain (loss)	7.1	6.6	0.8	0.5	8%	5.8	725%
Other, net	(3.1)	(4.9)	11.6	1.8	37%	(16.5)	(142)%

Total	$24.8	$(0.2)	$47.8	$25.0	(12,500)%	$(48.0)	(100)%

The increase in other income (loss), net in fiscal 2009 as compared to fiscal 2008 was primarily due to an increase in income on our deferred compensation plan. See Note 8 of Notes to the Consolidated Financial Statements for our employee benefit plans. The increase was partially offset by a decrease in interest income due to lower interest rates.

The decrease in other income (loss), net in fiscal 2008 compared to fiscal 2007 was primarily due to a litigation settlement of $12.5 million received from Magma in fiscal 2007.

Income Taxes

The relative proportions of our domestic and foreign revenue and income directly affect our effective tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of October 31, 2009, current deferred tax assets, net of current deferred tax liabilities, totaled $73.5 million. Non-current deferred tax assets, net of non-current deferred tax liabilities, totaled $200.5 million. We believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would record a charge to income and an adjustment to the deferred tax assets in the period we make that determination.

As of October 31, 2009, we have not provided taxes for undistributed earnings of our foreign subsidiaries to the extent we plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide taxes on such excess amount. As of October 31, 2009, there was approximately $358.7 million of earnings upon which U.S income taxes have not been provided.

See Note 9 of the Notes to Consolidated Financial Statements for further discussion on Income taxes.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2009.

Cash and cash equivalents and short term investments

	October 31,		$ Change	% Change
	2009	2008
	(dollars in millions)
Cash and cash equivalents	$701.6	$577.6	$124.0	21%
Short term investments	466.7	373.7	93.0	25%

Total	$1,168.3	$951.3	$217.0	23%

During fiscal 2009, our primary sources and uses of cash consisted of (1) cash generated from operating activities of $239.2 million, (2) proceeds from issuances of common stock of $71.9 million, (3) payments for purchases of investments, net of proceeds from sales and maturities of investments of $96.5 million, (4) net payments related to acquisitions of $53.4 million, and (5) purchases of property and equipment of $39.2 million.

Cash flows

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(dollars in millions)
Cash provided by operations	$239.2	$331.1	$433.5	$(91.9)	(28)%	$(102.4)	(24)%
Cash used in investing activities	(191.9)	(201.1)	(245.6)	9.2	(5)%	44.5	18%
Cash provided by (used in) financing activities	69.5	(143.8)	56.9	213.3	(148)%	(200.7)	(353)%

Cash provided by operating activities

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

Fiscal 2008 to fiscal 2009. Cash from operating activities decreased primarily as a result of a decrease in deferred revenue due to the timing of billings and cash payments from certain customers, increased payments to vendors compared to fiscal 2008 and a tax prepayment for an IRS settlement. See Note 9 of Notes to Consolidated Financial Statements.

Fiscal 2007 to fiscal 2008. Cash from operating activities decreased primarily due to the timing of billings and cash payments from customers compared to fiscal 2007, delivering lower cash inflows during fiscal 2008 and also as a result of a litigation settlement of $12.5 million received from Magma during fiscal 2007.

Cash used in investing activities

Fiscal 2008 to fiscal 2009. The decrease in cash used primarily relates to a decrease in our purchases of marketable securities and cash paid for acquisitions as compared to fiscal 2008, offset by the timing of maturities of marketable securities.

Fiscal 2007 to fiscal 2008. The decrease in cash used primarily relates to the sale of marketable securities for our acquisition of Synplicity, and as a result of lower capital expenditures during fiscal 2008 as compared to fiscal 2007.

Cash provided by (used in) financing activities

Fiscal 2008 to fiscal 2009. The increase in cash provided primarily relates to the absence of common stock repurchases in fiscal 2009 offset by a decrease in the number of options exercised by employees compared to fiscal 2008.

Fiscal 2007 to fiscal 2008. The increase in cash used primarily relates to more common stock repurchases under our stock repurchase program and options exercised by employees compared to fiscal 2007. See Note 7 of Notes to Consolidated Financial Statements for details of our stock repurchase program.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of October 31, 2009, we held an aggregate of $612.4 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $555.9 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings as described in Note 9 of Notes to Consolidated Financial Statements.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Accounts Receivable, net

October 31,
2009	2008	$ Change	% Change
(dollars in millions)
$127.0	$147.4	$(20.4)	(14)%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 34 days at October 31, 2009 and 38 days at October 31, 2008. The decrease in DSO along with a decrease in accounts receivable balance primarily relates to our collection efforts and several customer bankruptcies.

Net Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. As of October 31, 2009, our net working capital was $649.2 million, compared to $413.3 million as of October 31, 2008. The increase of $235.9 million was primarily due to an increase in cash, cash equivalents and short-term investments of $217.0 million, and an increase in other current assets of $5.0 million along with decreases (1) in accounts payable and accrued liabilities of $34.7 million, (2) $9.0 million in accrued income taxes and (3) $50.7 million in deferred revenue. These increases were partially offset by decreases in current deferred tax asset of $60.2 million and in accounts receivable of $20.4 million as described above.

Other Commitments—Credit Facility. On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2009, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

As a result of an acquisition in fiscal 2009, we assumed two credit facilities. As of October 31, 2009, these facilities have been cancelled and the borrowings outstanding have been completely paid down.

Other

Our cash equivalent and short-term investment portfolio as of October 31, 2009, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of October 31, 2009, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal years 2009, 2008 and 2007 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets, we have been more proactively managing our cash and cash equivalents and investments and closely monitoring our capital and stock repurchase expenditures. Additionally, we believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Note 5 of the Notes to the Consolidated Financial Statements.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations as of October 31, 2009.

	Total	Fiscal 2010	Fiscal 2011/ Fiscal 2012	Fiscal 2013/ Fiscal 2014	Thereafter	Other
	(in thousands)
Long-Term Obligations(1)	$2,900	$580	$1,160	$1,160	$—	$—
Lease Obligations:
Capital Lease	8,129	1,179	1,731	1,491	3,728	—
Operating Leases(2)	181,630	40,515	67,645	43,598	29,872	—
Purchase Obligations(3)	72,944	53,106	19,838	—	—	—
Long term accrued income taxes(4)	157,354	—	—	—	—	$157,354

Total	$422,957	$95,380	$90,374	$46,249	$33,600	$157,354

(1)	This commitment relates to the fees associated with the revolving credit facility as discussed in Other Commitments above.
(2)	Additional information is provided in Note 6 of Notes to Consolidated Financial Statements.
(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2009. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(4)	Long term accrued income taxes represent uncertain tax benefits as of October 31, 2009. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2010 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits and controversies.

In connection with acquisitions completed prior to October 31, 2009, we may be obligated to pay up to an aggregate of $3.7 million in cash during the fiscal 2010 and an additional $4.7 million during fiscal years 2011 and 2012 if certain performance and milestone goals are achieved. Because these commitments are contingent on certain performance and milestone goals, these amounts are not reflected in the table above.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone based obligations depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

As of October 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Effect of New Accounting Pronouncements

For a description of the effect of new accounting pronouncements on Synopsys, see Note 12 of Notes to Consolidated Financial Statements which information is included herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. None of these investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

The following table presents the carrying value and related weighted average total return for our investment portfolio as of October 31, 2009:

	Carrying Value	Weighted Average Total Return
	(in thousands)
Money market funds (U.S.)	$141,418	0.017%
Cash deposits and money market funds (International)	519,805	0.145%
Short-term investments (U.S.)	466,713	0.380%

Total interest bearing instruments	$1,127,936	0.542%

As of October 31, 2009, the stated maturities of our current short-term investments are $88.0 million within one year, $182.1 million within one to five years, $64.8 million within five to ten years and $131.8 million after ten years. However, we consider these investments to be short-term in nature because, in accordance with our investment policy, the weighted average expected duration of our total invested funds does not exceed one year and the investments are available for short-term obligations and other uses including acquisitions. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax reported as a separate component of accumulated other comprehensive income.

The following table presents the amounts of our cash equivalents and investments as of October 31, 2009 that are subject to interest rate risk by fiscal year of expected maturity and average interest rates:

	Year Ended October 31,
	2010	2011	2012	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$661,223	$—	$—	$661,223	$661,223
Average interest rate	0.27%	—%	—%
Short-term investments (variable rate)	$31,610	$1,041	$—	$32,651	$32,651
Average interest rate	0.43%	1.40%	—%
Short-term investments (fixed rate)	$212,835	$152,817	$68,410	$434,062	$434,062
Average interest rate	1.85%	1.32%	1.32%

The following table presents the amounts of our cash equivalents and investments as of October 31, 2008 that are subject to interest rate risk by fiscal year of expected maturity and average interest rates:

	Year Ended October 31,
	2009	2010	2011	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$568,233	$—	$—	$568,233	$568,233
Average interest rate	1.44%	—%	—%
Short-term investments (variable rate)	$65,620	$—	$—	$65,620	$65,620
Average interest rate	2.53%	—%	—%
Short-term investments (fixed rate)	$130,829	$161,918	$15,302	$308,049	$308,049
Average interest rate	2.80%	2.63%	2.78%

Foreign Currency Risk. We operate internationally and are exposed to potentially adverse movements in currency exchange rates. The functional currency of each of our active foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish, Hungarian, and Swiss subsidiaries, whose functional currencies are the U.S. dollar. We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts usually ranges from one month to 19 months. A description of our accounting for foreign currency contracts is included in Note 2 and Note 5 of Notes to Consolidated Financial Statements.

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2009, the fair value of the contracts would decrease by approximately $9.9 million, and we would be required to pay approximately $9.9 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $9.9 million that would offset the loss and negative cash flow on the maturing forward contracts.

Net unrealized gain of approximately $9.6 million and loss of approximately $16.0 million, net of tax are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2009 and October 31, 2008, respectively.

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

The following table provides information about the absolute values of our foreign currency contracts as of October 31, 2009:

	Gross Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$245,357	91.57
Euro	98,703	0.7156
Chinese renminbi	37,325	6.7901
Canadian dollar	32,231	1.1051
India rupee	30,659	49.0024
Taiwan dollar	20,633	32.131
British pound sterling	11,890	0.6346
Israeli shekel	10,722	3.746
Armenian dram	9,255	376.31
Switzerland franc	7,602	1.0332
Swedish krona	7,598	6.8728
Korean won	6,480	1,189.85
Singapore dollar	4,015	1.4138
Hungarian Forint	2,958	180.96

	$525,428

The following table provides information about the absolute values of our foreign currency contracts as of October 31, 2008:

	Gross Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$127,189	96.21
Euro	88,839	0.6929
Chinese renminbi	33,057	6.6224
Canadian dollar	36,197	1.10876
India rupee	34,243	47.3567
Taiwan dollar	22,573	31.766
British pound sterling	19,656	0.56023
Israeli shekel	12,800	3.56338
Armenian dram	14,020	301.686
Switzerland franc	9,944	1.09032
Swedish krona	22,152	7.68652
Korean won	7,934	1,249.8
Singapore dollar	6,751	1.44617
Danish krone	1,760	5.1787

	$437,115

Equity Risk. Our strategic investment portfolio as of October 31, 2009 consists of approximately $9.8 million of minority equity investments in publicly traded and privately held companies compared to approximately $14.3 million as of October 31, 2008. The securities of publicly traded companies are classified as available-for-sale securities under ASC 320, Investments—Debt and Equity Securities, and are reported at fair value, with unrealized gains or losses, net of tax, recorded as a component of accumulated other comprehensive loss in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During fiscal 2009 and 2008, we reduced the value of our strategic investment portfolio by $7.2 million and $1.1 million, respectively. We did not reduce the value of our strategic investment portfolio during fiscal 2007. None of our investments in our strategic investment portfolio are held for trading purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synopsys, Inc.:

We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 31, 2009. We also have audited Synopsys Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synopsys, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our report on the consolidated financial statements refers to changes in the Company’s method of accounting for uncertainty in income taxes in fiscal 2008 and quantifying errors in fiscal 2007 resulting from the adoption of new accounting pronouncements.

/s/ KPMG LLP

Mountain View, California

December 17, 2009

SYNOPSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$701,613	$577,632
Short-term investments	466,713	373,669

Total cash, cash equivalents and short-term investments	1,168,326	951,301
Accounts receivable, net of allowances of $3,587 and $2,338, respectively	127,010	147,365
Deferred income taxes	73,453	133,609
Income taxes receivable	51,191	49,859
Prepaid expenses and other current assets	43,820	40,156

Total current assets	1,463,800	1,322,290
Property and equipment, net	146,910	145,087
Goodwill	932,691	899,640
Intangible assets, net	96,810	114,760
Long-term deferred income taxes	205,396	177,386
Other long-term assets	93,247	83,315

Total assets	$2,938,854	$2,742,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$255,095	$289,769
Accrued income taxes	5,508	14,496
Deferred revenue	553,990	604,718

Total current liabilities	814,593	908,983
Long term accrued income taxes	157,354	152,745
Other long-term liabilities	88,002	76,970
Long-term deferred revenue	34,739	75,409

Total liabilities	1,094,688	1,214,107
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 146,945 and 141,786 shares outstanding, respectively	1,469	1,418
Capital in excess of par value	1,500,166	1,471,031
Retained earnings	574,980	434,057
Treasury stock, at cost: 10,326 and 15,485 shares, respectively	(228,618)	(342,856)
Accumulated other comprehensive loss	(3,831)	(35,279)

Total stockholders’ equity	1,844,166	1,528,371

Total liabilities and stockholders’ equity	$2,938,854	$2,742,478

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31,
	2009	2008	2007
Revenue:
Time-based license	$1,138,551	$1,125,845	$1,004,026
Upfront license	69,473	71,383	67,524
Maintenance and service	152,021	139,723	140,919

Total revenue	1,360,045	1,336,951	1,212,469
Cost of revenue:
License	175,620	171,974	146,420
Maintenance and service	65,368	63,596	64,358
Amortization of intangible assets	32,662	23,326	23,487

Total cost of revenue	273,650	258,896	234,265

Gross margin	1,086,395	1,078,055	978,204
Operating expenses:
Research and development	419,908	394,747	379,221
Sales and marketing	324,124	334,779	349,395
General and administrative	119,100	103,852	101,735
In-process research and development	2,200	4,800	3,200
Amortization of intangible assets	12,812	20,765	26,609

Total operating expenses	878,144	858,943	860,160

Operating income	208,251	219,112	118,044
Other income (loss), net	24,819	(156)	47,755

Income before provision for income taxes	233,070	218,956	165,799
Provision for income taxes	65,389	28,978	35,308

Net income	$167,681	$189,978	$130,491

Net income per share:
Basic	$1.17	$1.33	$0.91

Diluted	$1.15	$1.29	$0.87

Shares used in computing per share amounts:
Basic	143,752	143,258	143,953

Diluted	145,857	147,672	149,716

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2006	140,568	$1,406	$1,316,252	$170,743	$(312,753)	$(12,481)	$1,163,167
Cumulative effect of adjustments resulting from SAB 108 adoption, net of tax(1)			22,343	(14,924)			7,419

Adjusted balance at November 1, 2006	140,568	1,406	1,338,595	155,819	(312,753)	(12,481)	1,170,586
Components of comprehensive income:
Net income				130,491			130,491
Unrealized gain on investments, net of tax of $(2,431)						3,684	3,684
Deferred gain on cash flow hedges, net of tax of $(1,714)						7,339	7,339
Reclassification adjustment on deferred gains of cash flow hedges, net of tax of $343						(3,742)	(3,742)
Foreign currency translation adjustment						9,105	9,105

Other comprehensive income							16,386

Total comprehensive income							146,877
Purchases of treasury stock	(5,712)	(57)	57		(151,620)		(151,620)
Common stock issued	11,509	115	217	(22,333)	229,455		207,454
Stock compensation expense			61,780				61,780
Tax benefit associated with exercise of stock options			1,316				1,316

Balance at October 31, 2007	146,365	$1,464	$1,401,965	$263,977	$(234,918)	$3,905	$1,436,393
Adjustments from adoption of new tax guidance(2)			7,675	4,987			12,662

Adjusted balance at November 1, 2007	146,365	1,464	1,409,640	268,964	(234,918)	3,905	1,449,055
Components of comprehensive income:
Net income				189,978			189,978
Unrealized loss on investments, net of tax of $2,087						(3,160)	(3,160)
Deferred loss on cash flow hedges, net of tax of $1,350						(13,565)	(13,565)
Reclassification adjustment on deferred gains of cash flow hedges, net of tax of $684						(3,921)	(3,921)
Foreign currency translation adjustment						(18,538)	(18,538)

Other comprehensive loss							(39,184)

Total comprehensive income							150,794
Purchases of treasury stock	(9,638)	(96)	96		(220,053)		(220,053)
Common stock issued	5,059	50	(8,588)	(24,885)	112,115		78,692
Stock compensation expense			65,388				65,388
Vested options assumed in acquisition			4,169				4,169
Tax benefit associated with exercise of stock options			326				326

Balance at October 31, 2008	141,786	$1,418	$1,471,031	$434,057	$(342,856)	$(35,279)	$1,528,371

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (continued)

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Components of comprehensive income:
Net income				167,681			167,681
Unrealized gain on investments, net of tax of $(1,583)						2,399	2,399
Deferred gain on cash flow hedges, net of tax of $(3,952)						16,726	16,726
Reclassification adjustment on deferred loss of cash flow hedges, net of tax of $(1,560)						8,840	8,840
Foreign currency translation adjustment						3,483	3,483

Other comprehensive income							31,448
Total comprehensive income							199,129
Common stock issued	5,159	51	(15,808)	(26,758)	114,238		71,723
Stock compensation expense			56,912				56,912
Tax adjustments(2)			(11,969)				(11,969)

Balance at October 31, 2009	146,945	$1,469	$1,500,166	$574,980	$(228,618)	$(3,831)	$1,844,166

(1)	Adjustment to the beginning balance of fiscal 2007 retained earnings as a result of the adoption of Staff Accounting Bulletin No. 108 (SAB 108).
(2)	See Note 9 to the consolidated financial statements.

See accompanying notes to consolidated financial statements

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31,
	2009	2008	2007
Cash flow from operating activities:
Net income	$167,681	$189,978	$130,491
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	101,453	97,143	105,367
Stock compensation	56,934	65,474	62,011
Allowance for doubtful accounts	2,461	135	(330)
Write-down of long-term investments	7,158	1,115	—
(Gain) loss on sale of investments	(716)	(1,404)	(72)
(Gain) on sale of land	—	—	(4,284)
Deferred income taxes	25,942	(12,249)	(972)
In-process research and development	2,200	4,800	3,200
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	22,830	(8,571)	(124)
Prepaid expenses and other current assets	11,416	(22,338)	(6,557)
Other long-term assets	(12,248)	13,275	(11,761)
Accounts payable and accrued liabilities	(28,206)	3,834	12,380
Accrued income taxes	(21,140)	(6,960)	2,127
Deferred revenue	(96,606)	6,856	142,002

Net cash provided by operating activities	239,159	331,088	433,478

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	290,709	597,902	284,615
Purchases of short-term investments	(386,431)	(564,978)	(447,100)
Proceeds from sales of long-term investments	—	77	—
Purchases of long-term investments	(771)	(7,694)	(4,620)
Purchases of property and equipment	(39,199)	(38,869)	(44,690)
Proceeds from sale of land	—	—	26,298
Cash paid for acquisitions and intangible assets, net of cash acquired	(53,358)	(184,650)	(57,473)
Capitalization of software development costs	(2,852)	(2,874)	(2,599)

Net cash used in investing activities	(191,902)	(201,086)	(245,569)

Cash flows from financing activities:
Principal payments on capital leases	(2,212)	(2,970)	—
Proceeds from credit facilities	1,279	—	—
Payments on credit facilities	(1,533)	—	—
Issuances of common stock	71,918	79,181	208,484
Purchases of treasury stock	—	(220,053)	(151,620)

Net cash provided by (used in) financing activities	69,452	(143,842)	56,864
Effect of exchange rate changes on cash and cash equivalents	7,272	12,145	3,795

Net change in cash and cash equivalents	123,981	(1,695)	248,568
Cash and cash equivalents, beginning of year	577,632	579,327	330,759

Cash and cash equivalents, end of year	$701,613	$577,632	$579,327

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the year:	$59,904	$51,312	$36,319
Interest payments on capital leases during the year	$239	$192	$57

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Synopsys, Inc. (Synopsys or the Company) is a world leader in electronic design automation (EDA), supplying the global electronics market with software, intellectual property (IP) and services used in semiconductor design and manufacturing. The Company delivers technology leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing related products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides IP, system-level solutions and design services to simplify the design process and accelerate time-to-market for our customers, and software and services that help customers prepare and optimize their designs for manufacturing.

Note 2. Summary of Significant Accounting Policies

Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest October 31. The Company’s current fiscal year ended October 31, 2009. Fiscal 2009 and 2008 were 52-week fiscal years. Fiscal 2007 was a 53-week fiscal year and the additional week was contained in the first quarter. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

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

Basis of Presentation. Certain immaterial amounts within net cash from operating activities in prior year statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications had no impact on net cash provided by operating activities in the statement of cash flows for each of the reporting periods presented.

Subsequent Events. The Company has evaluated subsequent events through the date and time of filing of this Annual Report on Form 10-K.

Foreign Currency Translation. The functional currency of each of the Company’s active foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s principal Irish, Hungarian, and Swiss subsidiaries, whose functional currencies are the United States (U.S.) dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. The Company translates assets and liabilities of its foreign operations, except its principal Irish, Hungarian and Swiss subsidiaries, into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of its foreign operations into U.S. dollars reporting currency at average exchange rates for the period. Accumulated translation adjustments are reported in stockholders’ equity, as a component of accumulated other comprehensive loss.

Foreign Currency Contracts. The Company operates internationally and is exposed to potentially adverse movements in currency exchange rates. The Company enters into hedges in the form of foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions. The Company accounts for the foreign currency forward contracts under Accounting Standard Codification (ASC) 815, Derivatives and Hedging. The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or other current liabilities

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. See Note 5.

Fair Values of Financial Instruments. The Company’s cash, short term investments and foreign currency contracts are carried at fair value. The fair value of the Company’s accounts receivable and accounts payable, approximates the carrying amount due to their short duration. Long-term marketable equity investments are valued based on quoted market prices. Non-marketable equity securities are valued at cost. The Company performs periodic impairment analysis over these non-marketable equity securities. See Note 5.

Cash Equivalents and Short-Term Investments. The Company classifies investments with original maturities of three months or less when acquired as cash equivalents. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive (loss) income, net of tax. Those unrealized gains or losses deemed other than temporary are reflected in Other Income (Loss), Net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in Other Income (Loss), Net. The Company has cash equivalents and investments with various high quality institutions and, by policy, limits the amount of credit exposure to any one institution. See Note 5.

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

Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts to reduce the Company’s receivables to their estimated net realizable value. The Company provides a general reserve on all accounts receivable based on a review of accounts and a 15 quarter average of write-offs, net of recoveries. The following table presents the changes in the allowance for doubtful accounts.

Fiscal Year	Balance at Beginning of Period	Provisions/ (Reductions)(1)	Write-offs(2)	Balance at End of Period
	(in thousands)
2009	$2,338	$4,698	$(3,449)	$3,587
2008	$2,214	$236	$(112)	$2,338
2007	$3,156	$(330)	$(612)	$2,214

(1)	Fiscal 2009 and fiscal 2008 include acquired bad debt reserves of $2.2 million and $0.1 million, respectively.
(2)	Accounts written off, net of recoveries.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied.

Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation was $48.3 million, $49.9 million and $51.0 million in fiscal 2009, 2008 and 2007, respectively. The cost of repairs and maintenance is charged to operations as incurred and was $19.2 million, $17.7 million and $16.8 million in fiscal 2009, 2008 and 2007, respectively. A detail of property and equipment is as follows:

	October 31,
	2009	2008
	(in thousands)
Computer and other equipment	$225,820	$305,502
Buildings	59,842	53,770
Furniture and fixtures	25,838	25,952
Land	21,977	20,414
Leasehold improvements	73,013	71,149

	406,490	476,787
Less accumulated depreciation	(259,580)	(331,700)

Total	$146,910	$145,087

The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3-5
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	5

Software Development Costs. Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype and ends upon general release of the product. Capitalized software development costs were $3.0 million, $3.0 million and $2.3 million in fiscal 2009, 2008 and 2007, respectively. Amortization of software development costs is computed based on the straight-line method over the estimated economic life of approximately two years. The Company recorded amortization costs of $2.9 million in fiscals 2009, 2008, and 2007, respectively.

Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During fiscal 2009, 2008 and 2007, there were no indicators of impairments to goodwill.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For acquisitions that occurred prior to October 31, 2009, the carrying value of goodwill may be affected by the settlement of tax contingencies or the recognition of tax benefits from acquired companies. Subsequent to October 31, 2009, adjustments to these tax related items above, will be recognized in income from continuing operations, with certain exceptions, rather than in goodwill, if such changes occurred after the measurement period.

Intangible Assets. Intangible assets consist of purchased technology, contract rights intangibles, customer installed base/relationships, trademarks and tradenames covenants not to compete, customer backlog, capitalized software and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from one to ten years.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted future cash flow. If the undiscounted future cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any long-lived asset impairment charges in fiscal 2009, 2008 or 2007.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consist of:

	October 31,
	2009	2008
	(in thousands)
Payroll and related benefits	$189,719	$188,344
Other accrued liabilities	45,734	74,297
Accounts payable	10,136	23,168
Facility restructuring charge(1)	4,538	—
Acquisition related costs	4,968	3,960

Total	$255,095	$289,769

(1)	Loss on the closure of a facility obtained through a prior year acquisition.

Other Long-term Liabilities. Other long-term liabilities consist of:

	October 31,
	2009	2008
	(in thousands)
Deferred compensation liability(1)	$69,709	$61,243
Other long-term liabilities	18,293	15,727

Total	$88,002	$76,970

(1)	See Note 8.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes all changes in equity during a period from non-owner sources, such as accumulated net translation adjustments, unrealized gains on certain foreign currency forward contracts that qualify as cash flow hedges, reclassification adjustments related to cash flow hedges and unrealized gains on investments. Accumulated other comprehensive loss, net of tax, consists of the following:

	October 31,
	2009	2008
	(in thousands)
Unrealized gain on investments	$2,865	$466
Deferred gain (loss) on cash flow hedges	9,615	(15,951)
Foreign currency translation adjustments	(16,311)	(19,794)

	$(3,831)	$(35,279)

Revenue Recognition. The Company recognizes revenue from software licenses and related maintenance and service revenue and, to a lesser extent, from hardware sales in accordance with ASC 985-605 Software Revenue Recognition and ASC 605-25, Multiple Element Arrangements. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees. Hardware revenue consists of Field Programmable Gate Array (FPGA) design products.

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

For the three software license types, the Company recognizes revenue as follows:

•

TSLs. The Company typically recognizes revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based license revenue” in the consolidated statement of operations.

•

Term Licenses. The Company recognizes revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the consolidated statement of operations. For term licenses in which less than 75% of the license fee is payable within one year from shipment, the Company recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statement of operations.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Perpetual Licenses. The Company recognizes revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the consolidated statement of operations. For perpetual licenses in which less than 75% of the license fee is payable within one year from shipment, the Company recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statement of operations.

The Company recognizes revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is generally reported as “upfront license revenue” in the consolidated statement of operations. If a technology subscription license is sold together with the hardware, the Company recognizes total revenue ratably over the term of the software license period, or as customer installments become due and payable, whichever is later.

The Company recognizes revenue from maintenance fees ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognize revenue from professional services and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the consolidated statement of operations.

The Company’s determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE of fair value for each element to the price charged when such element is sold separately.

The Company has analyzed all of the elements included in its multiple-element software arrangements and has determined that the Company has sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, the Company recognizes license revenue from perpetual and term licenses upon delivery using the residual method, the Company recognizes revenue from maintenance ratably over the maintenance term, and the Company recognizes revenue from professional services as milestones are met and accepted. The Company recognizes revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

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

•

Delivery Has Occurred. The Company delivers its products to its customers electronically or physically. For electronic deliveries, delivery occurs when the Company provides access to customers to take immediate possession of the software by downloading it to the customer’s hardware. For physical deliveries, the standard transfer terms are typically FOB shipping point. The Company generally ships products or license keys promptly after acceptance of customer orders. However, a

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and our operational capacity to fulfill product orders at the end of a fiscal quarter.

•

The Fee is Fixed or Determinable. The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. The Company’s standard payment terms for perpetual and term licenses require 75% or more of the license fee to be paid within one year. If the arrangement includes these terms, the Company regards the fee as fixed or determinable, and recognizes all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, the Company does not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, because of the right to exchange products or receive unspecified future technology and because VSOE for maintenance services does not exist for a TSL, the Company recognizes revenue ratably over the term of the license, but not in advance of when customers’ installments become due and payable.

•

Collectability is Probable. The Company judges collectability of the arrangement fees on a customer-by-customer basis pursuant to our credit review policy. The Company typically sells to customers with whom the Company has a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments to the Company, the Company evaluates the customer’s financial position and ability to pay and typically assigns a credit limit based on that review. The Company increases the credit limit only after the Company has established a successful collection history with the customer. If the Company determines at any time that collectability is not probable under a particular arrangement based upon our credit review process or the customer’s payment history, the Company recognizes revenue under that arrangement as customer payments are actually received.

Net Income Per Share. The Company computes basic income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution from potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share.

	Year Ended October 31,
	2009	2008	2007
	(in thousands)
Numerator:
Net income	$167,681	$189,978	$130,491
Denominator:
Weighted average common shares for basic net income per share	143,752	143,258	143,953
Dilutive effect of potential common shares from stock compensation	2,105	4,414	5,763

Weighted average common shares for diluted net income per share	145,857	147,672	149,716

Net income per share:
Basic	$1.17	$1.33	$0.91
Diluted	$1.15	$1.29	$0.87

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share excludes 17.3 million, 11.5 million and 5.7 million anti-dilutive options and unvested restricted stock units and awards for fiscal years ended October 31, 2009, 2008 and 2007, respectively. While these options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Warranties and Indemnities. The Company generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for software products and for up to one year for hardware products. The Company also typically provides its customer limited indemnification with respect to claims that their use of the Company’s design and verification software products infringe on United States patents, copyrights, trademarks or trade secrets. The Company is currently defending some of its customers against claims that their use of one of its products infringes a patent held by a Japanese electronics company. The Company is unable to estimate the potential impact of these guarantees on the future results of operations. To date, the Company has not been required to pay any material warranty claims.

Note 3. Business Combinations

During the fiscal years presented, the Company made a number of purchase acquisitions. The Company does not consider these acquisitions to be material, individually or in the aggregate to the Company’s balance sheet and results of operations and is therefore not presenting pro forma statements of operations for fiscal 2009, 2008 or 2007. The consolidated financial statements include the operating results of each business from the date of acquisition.

For each acquisition, the excess of the purchase price over the estimated value of the net tangible assets acquired was allocated to various intangible assets, consisting primarily of developed technology, customer and contract related assets and goodwill. The values assigned to developed technologies related to each acquisition were based upon future discounted cash flows related to the existing products’ projected income streams. Goodwill, representing the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired in the acquisitions, is not amortized. The amounts allocated to the purchased in-process research and developments were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Fiscal 2009 Acquisitions

During fiscal year 2009, the Company completed certain purchase acquisitions for cash. The Company preliminarily allocated the total purchase considerations of $60.5 million (which included acquisition related costs of $6.2 million) to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition dates, resulting in aggregate goodwill of $35.2 million. Acquired identifiable intangible assets of $27.5 million are being amortized over one to six years. In-process research and development expense related to these acquisitions was $2.2 million.

As a result of one of the acquisitions, the Company assumed two credit facilities with a Portuguese bank. As of October 31, 2009, the Company completely paid down and cancelled these credit facilities subsequent to the acquisition.

Fiscal 2008 Acquisition

On May 15, 2008, the Company acquired all outstanding shares of Synplicity, Inc. (Synplicity). Synplicity was a leading supplier of innovative field programmable gate array (FPGA) and IC design and verification solutions that served a wide range of communications, military/aerospace, semiconductor, consumer, computer,

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Purchase Price. Synopsys paid $8.00 per share for all outstanding shares including certain vested options of Synplicity for an aggregate cash payment of $223.3 million. Additionally, Synopsys assumed certain employee stock options and restricted stock units, collectively called “stock awards.” The total purchase consideration consisted of:

(in thousands)
Cash paid, net of cash acquired	$180,618
Fair value of assumed vested or earned stock awards	4,169
Acquisition related costs	8,016

Total purchase price consideration	$192,803

Acquisition related costs consist primarily of professional services, severance and employee related costs and facilities closure costs of which $6.8 million have been paid as of October 31, 2009.

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

Purchase Price Allocation. The Company allocated $80.0 million of the purchase price to identifiable intangible assets to be amortized over two to seven years. In-process research and development expense related to these acquisitions was $4.8 million. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, was $120.3 million and will not be amortized. Goodwill primarily resulted from the Company’s expectation of cost synergies and sales growth from the integration of Synplicity’s technology with the Company’s technology and operations to provide an expansion of products and market reach.

Fiscal 2007 Acquisitions

During fiscal year 2007, the Company completed certain purchase acquisitions for cash. The Company allocated the total purchase considerations of $54.8 million (which included acquisition related costs of $1.4 million) to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition dates, resulting in aggregate goodwill of $36.6 million. Acquired identifiable intangible assets of $14.3 million are being amortized over two to nine years. In-process research and development expense related to these acquisitions was $3.2 million.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Goodwill and Intangible Assets

Goodwill consists of the following:

(in thousands)
Balance at October 31, 2007	$767,087
Additions	119,879
Other adjustments(1)	12,674

Balance at October 31, 2008	$899,640
Additions	35,212
Other adjustments(1)	(2,161)

Balance at October 31, 2009	$932,691

(1)	Adjustments relate to reduction of merger costs and income tax adjustments for prior year acquisitions.

Intangible assets as of October 31, 2009 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$146,266	$85,355	$60,911
Customer relationships	73,120	45,715	27,405
Contract rights intangible	8,100	5,661	2,439
Covenants not to compete	2,200	1,247	953
Trademarks and trade names	2,700	911	1,789
Capitalized software development costs	11,755	8,442	3,313

Total	$244,141	$147,331	$96,810

Intangible assets as of October 31, 2008 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$124,365	$55,711	$68,654
Customer relationships	69,920	34,606	35,314
Contract rights intangible	6,400	2,262	4,138
Covenants not to compete	1,600	506	1,094
Trademarks and trade names	2,600	330	2,270
Capitalized software development costs	8,784	5,494	3,290

Total(1)	$213,669	$98,909	$114,760

(1)	The balance does not include intangible assets that were fully amortized as of October 31, 2008.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total amortization expense related to intangible assets is set forth in the table below:

	Year Ended October 31,
	2009	2008	2007
	(in thousands)
Core/developed technology	$29,644	$21,013	$19,319
Customer relationships	11,109	19,065	24,591
Contract rights intangible	3,399	3,091	2,229
Covenant not to compete	741	642	1,110
Trademark and tradename	581	280	40
Other intangibles	—	—	2,807
Capitalized software development costs(1)	2,948	2,899	2,857

Total	$48,422	$46,990	$52,953

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2010	$39,107
2011	26,310
2012	16,713
2013	9,256
2014	4,316
2015 and thereafter	1,108

Total	$96,810

Note 5. Financial Instruments

Cash, Cash Equivalents and Investments. Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2009
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$40,390	$—	$—	$—	$40,390
Money market funds (U.S.)	141,418	—	—	—	141,418
Cash deposits and money market funds (International)	519,805	—	—	—	519,805
Municipal obligations	463,966	2,827	(80)	—	466,713

	1,165,579	2,827	(80)	—	1,168,326
Classified as non-current assets:
Strategic investments	8,002	1,796	—	—	9,798

Total	$1,173,581	$4,623	$(80)	$—	$1,178,124

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2008
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$9,399	$—	$—	$—	$9,399
Money market funds (U.S.)	127,304	—	—	—	127,304
Cash deposits and money market funds (International)	440,929	—	—	—	440,929
Municipal obligations	372,373	1,721	(425)	—	373,669

	950,005	1,721	(425)	—	951,301
Classified as non-current assets:
Strategic investments	15,061	—	(735)	—	14,326

Total	$965,066	$1,721	$(1,160)	$—	$965,627

As of October 31, 2009, the stated maturities of the Company’s short-term investments are $88.0 million within one year, $182.1 million within one to five years, $64.8 million within five to ten years and $131.8 million after ten years. Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income or loss, net of tax. Realized gains and losses on sales of short-term investments have not been material in any period presented.

Strategic Investments. The Company’s strategic investment portfolio consists of minority equity investments in publicly traded companies and investments in privately held companies. The securities of publicly traded companies are classified as available-for-sale securities under ASC 320, Investments—Debt and Equity Securities, and are reported in long-term other assets at fair value, with unrealized gains or losses, net of tax, recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity. The cost basis of securities sold is based on the specific identification method. Securities of privately held companies are reported at cost net of impairment losses. As of October 31, 2009, the carrying value of the Company’s strategic investments was $9.8 million.

Fair Value Measurements of Financial Assets and Liabilities. Effective November 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosure, which defines fair value, establishes guidelines and enhances disclosures for fair value measurements. In February 2008, the FASB issued a statement which delays the effective date of the fair value measurement and disclosures for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the Company’s fiscal year 2010. The fair value guidance clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, it establishes a three-tier fair value hierarchy that encourages the use of observable inputs but allows for unobservable inputs when observable inputs do not exist:

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3—Unobservable inputs to the valuation derived from fair valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with the fair value guidance, the Company’s cash equivalents, short-term investments, and marketable equity security are classified within Level 1 or Level 2. These classifications are based on the fact that cash equivalents and marketable securities are valued using quoted market prices in an active market or alternative pricing sources and models utilizing market observable inputs.

The Company’s foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The Company’s deferred compensation plan assets and liabilities are classified within Level 2 as the inputs to measure the fair value are only indirectly observable. The deferred compensation plan assets and liabilities consist of money market and mutual funds invested in domestic and international marketable securities.

The Company’s strategic investments in privately held companies are classified within Level 3 as most of the inputs used to value the investments are unobservable.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2009:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$461,068	$461,068	$—	$—
Short-term investments:
Municipal securities	466,713	—	466,713	—
Other current assets:
Foreign currency derivative contracts	12,019	—	12,019	—
Other long-term assets:
Marketable equity security(1)	2,140	2,140	—	—
Deferred compensation plan assets	73,968	—	73,968	—

Total assets	$1,015,908	$463,208	$552,700	$—

Liabilities
Account payable and accrued liabilities:
Foreign currency derivative contracts	$846	$—	$846	$—
Deferred compensation and other liabilities:
Deferred compensation plan liabilities	69,709	—	69,709	—

Total liabilities	$70,555	$—	$70,555	$—

(1)	During the year ended October 31, 2009, the Company recorded a $0.9 million other-than-temporary impairment charge in other income, net, due to the decline of the stock price of a public company in its long-term investment portfolio.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets/Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity investments) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity investments are measured and recorded at fair value when an event or circumstance which impacts the fair value of these investments indicates other-than-temporary decline in value has occurred. During the year ended October 31, 2009, a portion of the non-marketable equity investments were measured and recorded at fair value determined by a financial model using the income approach. The financial model included estimates of investees’ revenue growth and operating costs made by investees’ management. The valuation of these non-marketable equity investments also takes into consideration the investees’ recent financing activities, the investees’ capital structure, and liquidation preferences for the investees’ capital. As a result of the fair value measurement, the Company recorded $7.2 million of other-than-temporary impairment charges in other income, net, on the consolidated statement of operations for fiscal 2009. During fiscal 2008, the Company recorded other-than-temporary impairment charges of approximately $1.1 million. The Company did not recognize any impairment during fiscal 2007.

The following table presents the non-marketable equity investments that were measured and recorded at fair value within other long-term assets on a non-recurring basis as of October 31, 2009, and the loss recorded during the year ended October 31, 2009:

	Balance as of October 31, 2009	Significant Unobservable Inputs (Level 3)	Total (losses) for Fiscal 2009
	(in thousands)
Non-marketable equity investments	$3,306	$3,306	$(7,158)

Effective January 1, 2009, the Company adopted accounting guidance, which gives entities an option to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings. The Company did not elect such option for its financial instruments and liabilities.

Derivatives. Under the authoritative guidance of ASC 815, Derivatives and Hedging, The Company is required to recognize derivative instruments as either assets or liabilities in the consolidated financials at fair value and provide qualitative and quantitative disclosures about derivatives. In the second quarter of fiscal 2009, the Company adopted the additional disclosure requirements to qualitatively disclose the objectives and strategies for using derivatives and quantitatively disclose the volume and gross fair value amounts of derivatives. The adoption did not impact the Company’s consolidated financial statements.

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

The duration of forward contracts could range from one month to 19 months, the majority of which are short term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rated ‘A’ or above and to date has not experienced nonperformance by counterparties. Further, the Company anticipates continued performance by all counterparties to such agreements.

The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or other current liabilities in the consolidated balance. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. To receive hedge accounting treatment, all hedging relationships are formally documented at inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) or OCI in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the forecasted transactions affect earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately three years. The duration of the forward contracts is generally one year or less, except for forward contracts denominated in British pound, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen and Taiwan dollar, which can have durations as long as 19 months.

Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in earnings as other income, net. The premium/discount component of the forward contracts is recorded to other income, net and is not included in evaluating hedging effectiveness.

Non-designated Hedging Activities

The Company’s foreign exchange forward contracts that are used to hedge non-functional currency denominated balance sheet assets and liabilities are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income (loss), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also recorded in other income, net. The duration of the forward contracts for hedging the Company’s balance sheet exposure is approximately one month.

The Company also has certain foreign exchange forward contracts for hedging certain international revenue and expenses that are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income (loss), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the foreign currency in operating income. The duration of these forward contracts is usually less than one year.

The overall goal of the Company’s hedging program is to minimize the impact of currency fluctuations on its net income over its fiscal year.

During the year ended October 31, 2009, $11.5 million of gains were recorded in other income (loss), net, from changes in fair values of non-designated forward contracts. As of October 31, 2009, the Company had a total gross notional amount of $525.4 million of short-term foreign currency forward contracts outstanding with fair market value of $11.2 million. The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of October 31, 2009, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments as of October 31, 2009:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
Other current assets	$10,273	$1,746
Other current liabilities	$846	$—

The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax, for the year ended October 31, 2009:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Foreign exchange contracts	Revenue	$1,712	Revenue	$5,385
Foreign exchange contracts	Operating expenses	15,011	Operating expenses	(14,227)

Total		$16,723		$(8,842)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments during the year ended October 31, 2009:

	Location of gain (loss) recognized in income on derivatives (ineffective portion and excluded from effectiveness testing)	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Foreign exchange contracts	Other income (loss), net	$(59)	$2,977

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

Credit Facility. On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2009, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 6. Commitments and Contingencies

Lease Commitments

The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The facilities generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expense was $45.2 million, $44.6 million and $42.5 million in fiscal 2009, 2008 and 2007, respectively. The Company charges operating lease payments to expense using the straight-line method. The Company receives sublease payments which are recorded as a reduction of rent expense.

Future minimum lease payments on all non-cancelable operating leases with an initial term in excess of one year, net of sublease income, as of October 31, 2009 are as follows:

	Minimum Lease Payments	Sublease Income	Net
	(in thousands)
Fiscal Year
2010	$40,515	$469	$40,046
2011	35,912	340	35,572
2012	31,732	297	31,435
2013	23,037	297	22,740
2014	20,561	297	20,264
Thereafter	29,872	683	29,189

Total	$181,629	$2,383	$179,246

Legal Proceedings

See the disclosure in Note 9 for IRS Examinations.

Other Proceedings. The Company is also subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations.

Note 7. Stockholders’ Equity

Stock Repurchase Program. As of October 31, 2009, $500.0 million remained available for further purchases under the program. In December 2002, the Company’s Board of Directors (Board) approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock. Since 2002, the Board has periodically replenished the stock repurchase program up to $500.0 million. On September 3, 2009, the Board replenished the stock repurchase program to $500.0 million. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no stock repurchases during fiscal 2009. During fiscal 2008 and 2007, the Company purchased 9.6 million shares at an average price of $22.83 per share, and 5.7 million shares at an average price of $26.54 per share, respectively. The aggregate purchase prices were $220.1 million and $151.6 million in fiscal 2008 and 2007, respectively. During fiscal years 2009, 2008 and 2007, 5.2 million, 5.0 million and 11.5 million shares were reissued, respectively, for employee stock option exercises, restricted stock and employee stock purchase plan requirements.

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

On April 21, 2008, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 4.0 million. During fiscal 2009, 2008 and 2007, the Company issued 2.5 million, 2.2 million, and 2.1 million shares, respectively, under the ESPP at average per share prices of $15.55, $16.29 and $16.03, respectively. As of October 31, 2009, 2.6 million shares of common stock were reserved for future issuance under the ESPP.

Stock Option Plans

2006 Employee Equity Incentive Plan. On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (the 2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. Options granted under this plan have a contractual term of seven years. On February 27, 2009, the Company’s stockholders approved a 4.0 million shares increase in the number of shares reserved for issuance under the 2006 Employee Plan. As of October 31, 2009, an aggregate of 24.0 million stock options, and 3.1 million restricted stock units were outstanding, and 6.7 million shares were available for future issuance under the 2006 Employee Plan.

As a result of the stockholders’ approval of the 2006 Employee Plan, the Company’s 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan (collectively, the Prior Plans) have been terminated for future grants. Should any options currently outstanding under such Prior Plans and plans assumed by the Company in acquisitions prior to fiscal 2006 (18.4 million as of October 31, 2009) cancel or expire unexercised; they shall become available for future grant under the 2006 Employee Plan.

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

As of October 31, 2009, the Company has issued an aggregate of 185,513 shares of restricted stock awards with an aggregate grant date fair value of approximately $3.9 million under the 2005 Directors Plan. The restricted stocks vest over a period of three years. In addition, the Company granted options to purchase 81,502

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock, which vest over a period of three to four years, with an aggregate grant date fair value of $2.2 million to non-employee directors during fiscal 2007. As of October 31, 2009, 59,057 shares of restricted stock and 81,502 stock options were outstanding. As of October 31, 2009, a total of 489,867 shares of common stock were reserved for future grant under the 2005 Directors Plan. The 2005 Directors Plan is set to expire on March 24, 2010, unless amended by the approval of the Company’s stockholders.

1994 Non-Employee Directors Stock Option Plan. An aggregate of 761,664 stock options remained outstanding under the Company’s 1994 Non-Employee Directors Stock Option Plan as of October 31, 2009, which expired as to future grants in October 2004.

Stock Options and Restricted Stock Units Assumed in Fiscal 2008. In connection with the acquisition of Synplicity, Inc. in May 2008, the Company assumed 1.6 million equity awards outstanding under the Synplicity, Inc. 2000 Stock Plan and Synplicity, Inc. 1995 Stock Option Plan (collectively, the Synplicity Plans). The shares issuable pursuant to these equity awards do not become available for future grant if such awards are canceled, forfeited or expire unexercised. As of October 31, 2009, 1.0 million shares remained outstanding under the Synplicity Plans.

Restricted Stock Units. Since fiscal 2007, restricted stock units are granted as part of the Company’s new hire and annual incentive compensation program under the 2006 Employee Plan. Restricted stock units are valued based on the closing price of the Company’s common stock on the grant date. In general, for non-executive officers, restricted stock units vest over three to four years and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 2006 Employee Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. Prior to the second quarter of fiscal 2009, the share reserve ratio was 1.36 for each restricted stock unit granted, and an equivalent of 1.36 shares was deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increased the number of shares available for issuance by the applicable rate at the time of forfeiture. In the second quarter of fiscal 2009, the shareholders approved to amend the 2006 Employee Plan to prospectively change the reserve ratio from l.36 to 2.18. The following table contains information concerning activities related to restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2006	—	$—
Granted	1,488	$26.84
Vested	—	$—
Forfeited	(45)	$26.88

Balance at October 31, 2007	1,443	$26.84	1.84
Granted	1,630	$24.78
Assumed(1)	85	$21.76
Vested(2)(3)	(370)	$26.80		$8,344
Forfeited	(112)	$26.27

Balance at October 31, 2008	2,676	$25.45	1.61
Granted	1,311	$18.78
Vested(2)(3)	(787)	$25.64		$14,859
Forfeited	(67)	$24.64

Balance at October 31, 2009	3,133	$22.63	1.41

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	In connection with the acquisition of Synplicity, the Company assumed restricted stock units outstanding under the Synplicity Plans.
(2)	Represents the market value of Synopsys common stock on the date the restricted stock unit vests.
(3)	The number of vested restricted stock units includes 0.3 million shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

The following table contains additional information concerning activities related to stock options and restricted stock unit under all equity plans, other than the 2005 Directors Plan:

	Available for Grant	Options
		Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2006	10,666	36,987	$20.13	4.72	$114,317
Options Granted	(2,025)	2,025	$26.27
Options Exercised	—	(9,360)	$18.51
Options Canceled/forfeited/expired	1,059	(1,059)	$22.12
Restricted stock units granted(1)	(2,024)
Restricted stock units forfeited(1)	62

Balance at October 31, 2007	7,738	28,593	$21.14	4.06	$201,238
Options Granted	(1,872)	1,872	$24.83
Options Assumed(2)		1,518	$18.96
Options Exercised	—	(2,543)	$17.75
Options Canceled/forfeited/expired	551	(663)	$23.42
Restricted stock units granted(1)	(2,217)
Restricted stock units forfeited(1)	147

Balance at October 31, 2008	4,347	28,777	$21.52	3.43	$15,403
Options Granted	(1,395)	1,395	$18.16
Options Exercised	—	(2,112)	$18.07
Options Canceled/forfeited/expired	2,113	(2,242)	$26.06
Restricted stock units granted(1)	(2,476)
Restricted stock units forfeited(1)	114
Additional shares reserved	4,000

Balance at October 31, 2009	6,703	25,818	$21.22	2.89	$58,267

Vested and expected to vest as of October 31, 2009		25,457	$21.22	2.85	$57,546

Exercisable at October 31, 2009		22,545	$21.09	2.53	$52,944

(1)	These amounts do not reflect the actual number of restricted stock units granted or forfeited but rather the effect on the total remaining shares available for future grants after the application of the share reserve ratio. For more information about the share reserve ratio, please see Restricted Stock Units above.
(2)	In connection with the acquisition of Synplicity, the Company assumed stock options outstanding under the Synplicity Plans.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $22.02 as of October 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date. The pretax intrinsic value of options exercised were $7.4 million with a weighted average exercise price of $18.07 in fiscal 2009, $18.0 million with a weighted average exercise price of $17.75 in fiscal 2008, and $75.3 million with a weighted average exercise prices of $21.11 in fiscal 2007.

The following table summarizes information about stock options outstanding as of October 31, 2009:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$ 0.05 - $16.13	3,016	1.79	$15.12	3,010	$15.12
$16.14 - $17.58	2,841	2.51	$17.03	2,810	$17.03
$17.59 - $18.23	2,603	3.77	$17.97	1,800	$18.11
$18.24 - $19.75	2,657	2.32	$19.21	2,172	$19.19
$19.76 - $21.10	3,620	3.10	$20.77	3,431	$20.77
$21.11 - $23.46	2,802	2.31	$22.15	2,708	$22.15
$23.47 - $24.93	2,606	3.39	$24.08	1,979	$24.23
$24.94 - $26.73	2,879	3.52	$25.90	2.234	$25.85
$26.74 - $53.26	2,794	3.41	$29.50	2,401	$29.48

	25,818	2.89	$21.22	22,545	$21.09

Restricted stock award activities during fiscal 2009 under the 2005 Director Plan are summarized as follows:

	Restricted Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested at October 31, 2008	48	$23.52
Granted	47	$18.63
Vested	(36)	$22.25
Forfeited	—	$—

Unvested at October 31, 2009	59	$20.40

Valuation and Expense of Stock Compensation. The Company estimates the fair value of stock based awards in the form of stock options, employee stock purchases under employee stock purchase plans, restricted stock, and restricted stock units on the grant date. The value of awards expected to vest is recognized as expense over the applicable service periods. The Company uses the straight-line attribution method to recognize stock compensation costs over the service period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards under ASC 718, Compensation—Stock Compensation. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the ESPP is estimated by a combination of implied volatility for publicly traded options of the Company’s common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s stock-based awards. The expected term of the Company’s stock-based awards is based on historical experience.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans and stock purchase rights granted under the ESPP are as follows:

	Year Ended October 31,
	2009	2008	2007
Stock Options
Expected life (in years)	4.60	4.50	4.30
Risk-free interest rate	1.43% - 2.43%	2.40% - 3.55%	4.13% - 5.00%
Volatility	31.28% - 44.86%	31.71% - 38.84%	30.04% - 34.08%
Weighted average estimated fair value	$6.66	$8.01	$8.61
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.32% - 0.94%	1.62% - 2.33%	3.58% - 5.09%
Volatility	30.93% - 45.14%	29.48% - 32.06%	19.61% - 44.85%
Weighted average estimated fair value	$3.37	$5.13	$6.33

The following table presents stock compensation expense for the years ended October 31, 2009, 2008 and 2007, respectively:

	Year Ended October 31,
	2009	2008	2007
	(in thousands)
Cost of license	$6,649	$7,665	$6,620
Cost of maintenance and service	2,166	3,517	2,995
Research and development expense	24,222	27,482	24,520
Sales and marketing expense	12,231	15,560	17,256
General and administrative expense	11,666	11,250	10,620

Stock compensation expense before taxes	56,934	65,474	62,011
Income tax benefit	(12,862)	(15,224)	(14,412)

Stock compensation expense after taxes	$44,072	$50,250	$47,599

As of October 31, 2009, $95.5 million of total unrecognized stock compensation expense is expected to be recognized over a weighted average period of 2.3 years.

The cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for the options (excess tax benefits) are classified as cash flows from financing activities. The Company has not recorded any excess tax benefits in fiscal periods 2009, 2008 and 2007.

Deferred Compensation Plan. The Company maintains the Synopsys Deferred Compensation Plan (the Deferred Plan), which permits eligible employees to defer up to 50% of their annual cash base compensation and up to 100% of their eligible cash variable compensation. Amounts may be withdrawn from the plan pursuant to elections made by the employees in accordance with the terms of the plan. Since the inception of the Deferred Plan, the Company has not made any matching or discretionary contributions to the Deferred Plan. There are no Deferred Plan provisions that provide for any guarantees or minimum return on investments. Undistributed amounts under the Deferred Plan are subject to the claims of the Company’s creditors. These securities held by the Deferred Plan are classified as trading securities.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 31, 2009 and 2008, the fair value of assets held in the Deferred Plan totaled to $74.0 million and $60.7 million, respectively, and are recorded in “Long-term other assets” in the Company’s consolidated balance sheets. As of October 31, 2009 and 2008, the Company has recorded $69.7 million and $60.9 million, respectively, in “Other liabilities” to recognize undistributed deferred compensation due to participating employees. Income or loss from the change in fair value the Deferred Plan assets is recorded in other income, net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2009	2008	2007
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$8,957	$(22,768)	$10,610
Other income (loss), net	9,969	(23,083)	9,741

Net increase (decrease) to net income	$1,012	$(315)	$(869)

Other Retirement Plans. The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans were $14.5 million, $15.4 million and $12.3 million in fiscal 2009, 2008 and 2007, respectively. For employees in the U.S. and Canada, the Company matches pretax employee contributions up to a maximum of US $1,500 and Canadian $4,000, respectively, per participant per year.

Note 9. Income Taxes

The domestic and foreign components of the Company’s total income before provision for income taxes are as follows:

	Year Ended October 31,
	2009	2008	2007
	(in thousands)
United States	$72,681	$79,144	$29,377
Foreign	160,389	139,812	136,422

	$233,070	$218,956	$165,799

The components of the provision (benefit) for income taxes were as follows:

	Year Ended October 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$1,813	$(28,657)	$12,530
State	8,236	1,078	4,973
Foreign	14,450	46,729	31,602

	24,499	19,150	49,105
Deferred:
Federal	38,368	38,223	(488)
State	(2,875)	(1,663)	(3,782)
Foreign	5,397	(26,732)	(9,527)

	40,890	9,828	(13,797)

Provision for income taxes	$65,389	$28,978	$35,308

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2009	2008	2007
	(in thousands)
Statutory federal tax	$81,575	$76,635	$58,030
State tax, net of federal effect	2,055	581	(839)
Tax credits	(7,326)	(7,830)	(4,028)
Tax exempt income	(2,732)	(5,008)	(6,326)
Tax on foreign earnings less than U.S. statutory tax	(23,558)	(28,632)	(25,679)
Tax settlements	—	(33,324)	2,030
In-process research and development expenses	—	1,680	1,120
Stock compensation	13,488	4,915	7,238
Foreign tax credit valuation allowance	—	19,739	—
Adjustment of tax benefit of previously recorded acquisition related expenses	—	—	1,948
Other	1,887	222	1,814

	$65,389	$28,978	$35,308

No tax benefit was recorded in the years ended October 31, 2009, 2008 and 2007 for expenses relating to stock compensation costs which are borne by certain of the Company’s foreign subsidiaries.

Net deferred tax assets of $274.0 million and $302.7 million were recorded as of October 31, 2009 and 2008, respectively. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2009	2008
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$11,208	$25,791
Deferred revenue	57,326	71,886
Deferred compensation	28,542	28,717
Depreciation and amortization	8,747	11,182
Capitalized research and development costs	32,243	32,260
Stock compensation	38,939	36,770
Tax loss carryovers	1,283	5,169
Foreign tax credit carryovers	61,058	57,472
Research and other tax credit carryovers	73,174	58,440
Capital loss carryovers	7,404	7,452
Other	5,484	21,504

Gross deferred tax assets	325,408	356,643
Valuation allowance	(34,626)	(31,868)

Total deferred tax assets	290,782	324,775
Deferred tax liabilities:
Intangible assets Undistributed earnings of foreign subsidiaries	9,338 7,431	22,042 —

Total deferred tax liabilities	16,769	22,042

Net deferred tax assets	$274,013	$302,733

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are approximately $4.8 million and $8.3 million of deferred tax liabilities that are included in “Deferred compensation and other liabilities” on the consolidated balance sheet as of October 31, 2009 and 2008, respectively.

The valuation allowance increased by $2.8 million principally due to research and development tax credits and capital loss carryovers reflected in other deferred tax assets, the tax benefit of which is not considered more likely than not to be realized in future years partially offset by balance sheet reclassifications with long-term income taxes payable.

The Company has federal net operating loss carryforwards of approximately $37.7 million as of October 31, 2009, primarily from acquired companies which will expire between fiscal 2018 and 2027.

The Company has unrecognized deferred tax assets of approximately $21.9 million as of October 31, 2009 attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.

The Company has federal foreign tax credits of $71.0 million of which $67.9 million will expire from fiscal 2013 through 2018 and the remaining $3.1 million in foreign tax credits from acquired companies will expire between fiscal 2010 and 2018. Foreign tax credits can only be carried forward ten years, and may only be used after foreign tax credits arising in each subsequent year have been used first. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. The Company maintains a valuation allowance of $21.6 million with respect to its foreign tax credit carryforward. See IRS Examination discussion below. Based on available evidence, it is more likely than not that the Company can utilize the remaining foreign tax credit carryforwards. The need for a valuation allowance with respect to foreign tax credits is subject to change based upon a number of factors, including the amount of foreign tax credits arising in future years, our forecasts of future foreign source income, the amount of our undistributed earnings of our foreign subsidiaries and changes in income tax laws that may affect our ability to use such credits.

The Company has federal research and development credits of $56.0 million which will expire between fiscal 2019 and 2029.

The Company has a deferred tax asset of $29.0 million relating to California research and development tax credit carryforwards, which may be carried forward indefinitely. The Company has also recorded a deferred tax asset of $10.0 million relating to other state tax attributes carried forward for which the Company has recorded a valuation allowance of $5.5 million.

The Company has a net deferred tax asset of $7.4 million relating to excess capital loss carryforwards for which the Company has recorded a valuation allowance of $4.5 million. Our ability to utilize capital loss carryforwards is dependent upon having sufficient capital gain net income during the carryback and carryforward periods. Based on available evidence, it is more likely than not that the Company can utilize the remaining capital losses which will expire in fiscal 2010 through 2012.

In evaluating its ability to utilize its deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, in the most recent fiscal years and its forecast of future taxable income on a jurisdiction by jurisdiction basis. As of October 31, 2009, the Company believes that except where a valuation allowance has been provided, it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies will be sufficient to fully recover the net deferred tax assets.

The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future, the Company would provide for taxes on such excess amount. As of October 31, 2009, there was approximately $358.7 million of earnings upon which U.S. income taxes have not been provided. In October 2008, the Emergency Economic Stabilization Act of 2008 (the 2008 Act) was enacted, which provided for an exception to current U.S. taxation of certain foreign intercompany income through the Company’s fiscal year 2010. The 2008 Act also retroactively extended the federal research and development credit from January 1, 2008 through December 31, 2009.

The gross unrecognized tax benefits increased by approximately $37.2 million during fiscal 2009, resulting in gross unrecognized tax benefits of $253.9 million as of October 31, 2009. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	2009	2008
	(in thousands)
Beginning balance	$216,627	$207,332
Increases in unrecognized tax benefits related to prior year tax positions	18,376	22,520
Decreases in unrecognized tax benefits related to prior year tax positions	(23,729)	(52,795)
Increases in unrecognized tax benefits related to current year tax positions	36,518	38,203
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—	(7,729)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	—	(3,415)
Increases in unrecognized tax benefits acquired	4,048	7,454
Changes in unrecognized tax benefits due to foreign currency translation	2,021	5,057

Balance as of October 31	$253,861	$216,627

As of October 31, 2009, approximately $227 million of the unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.

Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense in the consolidated statements of operations. As of October 31, 2009, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $7.5 million.

On May 27, 2009, the 9th Circuit Court of Appeals issued its decision in the case of Xilinx, Inc. v. Commissioner, holding that stock compensation was required to be included in certain transfer pricing arrangements between a U.S. company and its offshore subsidiary. While we were not a named party to the case, the Ninth Circuit’s decision impacts our tax position for certain prior years. Although the decision in the Xilinx case is subject to a rehearing, the Company increased its liability for unrecognized tax benefits and decreased shareholders’ equity by approximately $11 million and increased income tax expense by approximately $1 million during fiscal 2009 as a result of this decision.

The Company files income tax returns in the U.S., including various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the U.S. for fiscal years after 1999 through 2004 and after fiscal year 2005, in Hungary and Taiwan for fiscal years after 2005, in Ireland for fiscal years after 2004 and in Japan for fiscal years after 2004. See IRS Examinations, below for the status of our current federal income tax audits.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that before the end of fiscal 2010, it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $99 million.

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

In the second quarter of fiscal 2009, the Company reached a tentative settlement with the Examination Division of the IRS that would resolve this matter. The settlement is subject to further review and approval within the federal government, including the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”), which is currently in process and could take several more months, but the Company believes that settlement is likely. If the settlement becomes final on the tentative terms agreed upon, the Company has already adequately provided for this matter. As a result of the settlement, the Company would owe additional taxes of approximately $53 million (including interest) which would be fully offset by future tax benefits over the next 8 years. Upon Joint Committee approval, certain refund claims of approximately $35 million (including interest) would be disbursed to the Company as a result of the settlement. In October 2009, the Company made a prepayment of $19 million to the IRS which is expected to cover the remaining additional taxes with respect to the audit of fiscal years 2002-2004. The final resolution of this matter could take considerable time or may not be finally approved by the federal government, in which case, while the Company believes it is still adequately provided for regarding this matter, there is still a possibility that an adverse outcome of the matter could have a material effect on the Company’s results of operations and financial condition.

The IRS has notified the Company that it will commence an audit of its fiscal years 2006-2008 as well as certain returns filed by Synplicity, prior to its acquisition by the Company, beginning in the first quarter of fiscal 2010.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Other Income (Loss), Net

Other income (loss), net consists of the following:

	Year Ended October 31,
	2009	2008	2007
	(in thousands)
Interest income	$10,831	$21,211	$25,710
Income (loss) on assets related to executive deferred compensation plan(1)	9,969	(23,083)	9,741
Foreign currency exchange gain (loss)	7,097	6,648	804
Other, net(2)	(3,078)	(4,932)	11,500

Total	$24,819	$(156)	$47,755

(1)	See Note 8 for the employee benefit plans for further information.
(2)	Fiscal year 2007 included a litigation settlement of $12.5 million received from Magma.

Note 11. Segment Disclosure

ASC 280, Segment Reporting, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s Chief Executive Officer and Chief Operating Officer.

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

	Year Ended October 31,
	2009	2008	2007
	(in thousands)
Revenue:
United States	$664,911	$663,114	$609,938
Europe	196,916	197,730	188,960
Japan	264,642	249,159	193,911
Asia Pacific and Other	233,576	226,948	219,660

Consolidated	$1,360,045	$1,336,951	$1,212,469

	As of October 31,
	2009	2008
	(in thousands)
Property and Equipment, net:
United States	$108,999	$113,695
Other countries	37,911	31,392

Total	$146,910	$145,087

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic revenue data for multiregional, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer, in the aggregate, accounted for 10.8%, 10.8%, and 11.1% of the Company’s consolidated revenue in fiscal 2009, 2008 and 2007, respectively.

Note 12. Effect of New Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance on business combinations (ASC 805, Business Combinations). The new guidance significantly changes the method for accounting of business combinations, such as acquisition costs, contingencies, the impact of partial and step-acquisitions and post-acquisition exit activities of acquired business. The new guidance is effective for the Company beginning in the first quarter of fiscal 2010 and will generally affect acquisitions occurring after the effective date. However, the change with respect to income tax adjustments will also apply to acquisitions completed prior to the effective date. Adjustments to acquired income tax liabilities and valuation allowances with respect to acquired deferred tax assets subsequent to the acquisition date will be recognized in income from continuing operations, with certain exceptions, rather than through goodwill, as existing rules allow, if such changes occur after the measurement period. The Company believes the adoption of the new guidance will have material impacts on its consolidated financial statements.

In December 2007, the FASB issued new guidance on non-controlling interests in Consolidated Financial Statements ASC 810, Consolidation. The new guidance requires the non-controlling interests (minority interests) to be recorded at fair value and reported as a component of equity. The new requirements are effective for the Company beginning in the first quarter of fiscal 2010. The Company does not expect the adoption of the new guidance to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued new guidance for revenue recognition on multiple element revenue arrangements. This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this provides guidance on estimating selling prices and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new requirements are effective for the Company in the first quarter of fiscal 2011, however early adoption is permitted. The Company has not yet determined the impact that the adoption of the guidance may have on its consolidated financial statements.

In June 2009, the FASB issued an additional new guidance under ASC 810—Consolidation, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests create a controlling financial interest in a variable interest entity. The new requirements are effective for the Company in the first quarter of fiscal 2011. The Company does not believe the adoption of the guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new guidance regarding accounting for transfers of financial assets that removes the scope exception from applying consolidations of variable interest entities. The guidance changes the requirements for recognizing financial assets and requires enhanced disclosures. The new requirements are effective for the Company in the first quarter of fiscal 2011. The Company does not believe the adoption of the guidance will have a material impact on its consolidated financial statements.

Selected Unaudited Quarterly Financial Data

The table below includes certain unaudited financial information for the last four fiscal quarters. Refer to Note 2 of Notes to Consolidated Financial Statements for information on the Company’s fiscal year end.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2009:
Revenue	$339,755	$336,835	$345,177	$338,278
Gross margin	274,331	271,816	275,142	265,106
Income before provision for income taxes	69,671	65,113	66,473	31,813
Net income(1)	52,429	48,288	47,436	19,528
Net income per share
Basic	$0.37	$0.34	$0.33	$0.13
Diluted	0.37	0.33	0.32	0.13
2008:
Revenue	$315,465	$324,553	$344,128	$352,805
Gross margin	254,155	260,861	277,102	285,937
Income before provision for income taxes	60,169	50,088	52,979	55,720
Net income(1)	46,445	39,387	57,749	46,397
Net income per share
Basic	$0.32	$0.28	$0.41	$0.33
Diluted	0.31	0.27	0.39	0.32

(1)	The Company’s provision for income taxes for the fiscal quarter and year ended October 31, 2009 included additional tax expense related to tax benefit shortfalls for stock compensation that should have been recognized in fiscal years 2006 ($1,128), 2007 ($2,210), 2008 ($1,657) and the first three quarters of fiscal 2009 ($2,350). The effect on the Company’s fiscal 2009 as well as its prior period consolidated financial statements is not considered material.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of October 31, 2009, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2009, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, our management used the framework established in Internal Control Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of October 31, 2009, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)	Changes in Internal Controls. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report.

All other information required by this Item is incorporated by reference herein from our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the Proxy Statement) scheduled to be held on March 25, 2010.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

The following documents are included as Part II, Item 8. of this Form 10-K:

(2)	Financial Statement Schedules

None.

(3)	Exhibits

See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.1	Form of Indemnification Agreement for directors and executive officers	10-Q	000-19807	10.1	06/02/05

10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)

10.3	Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	S-1	33-45138	10.6	02/24/92 (effective date)

10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04

10.5	Settlement Agreement, dated July 8, 2004, by and among the Company, Mountain Acquisition Sub, Inc. and Monolithic System Technology, Inc.	8-K	000-19807	10.6	07/15/04

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.6	Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	Fiscal year ended September 30, 1992

10.7	Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	Fiscal year ended September 30, 1993

10.8	Lease Agreement, dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.21	Fiscal year ended September 30, 1995

10.9	Amendment No. 6 to Lease, dated July 18, 2001, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.10	12/21/07

10.10	Amendment No. 5 to Lease dated October 4, 1995, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.11	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.11	Amendment No. 3 to Lease, dated June 23, 1993, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.12	12/21/07

10.12	Amendment No. 1 to Lease, dated June 16, 1992, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.13	12/21/07

10.13	Amendment No. 4 to Lease, dated July 18, 2001, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.14	12/21/07

10.14	Amendment No. 3 to Lease, dated October 4, 1995, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	12/21/07

10.15	Amendment No. 3 to Lease, dated July 18, 2001, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	12/21/07

10.16	Amendment No. 2 to Lease, dated October 4, 1995, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.17	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.17	Amendment No. 1 to Lease, dated July 18, 2001, amending Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.18	12/21/07

10.18	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership	10-Q	000-19807	10.28	05/14/96

10.19	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying the Company of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07

10.20*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02

10.21*	Employee Stock Purchase Program, as amended	DEF 14A	000-19807	Appendix B	03/04/08

10.22*	International Employee Stock Purchase Plan, as amended	10-K	000-19807	10.22	12/22/08

10.23*	Synopsys Deferred Compensation Plan II	10-Q	000-19807	10.23	03/09/09

10.24*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03

10.25*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99

10.26	Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002	8-K	000-19807	10.1	11/19/02

10.27	Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-19807	10.25	10/25/06

10.28*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05

10.29*	Director Compensation Arrangements	10-K	000-19807	10.28	01/11/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.30*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.31	04/27/06

10.31*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05

10.32*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08

10.33*	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.37	03/09/06

10.34*	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.38	03/09/06

10.35*	2006 Employee Equity Incentive Plan, as amended	DEF 14A	000-19807	Appendix A	01/13/09

10.36*	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.40	06/08/06

10.37	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.41	09/12/06

10.38	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.42	09/12/06

10.39*	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan	10-K	000-19807	10.39	12/22/08

10.40*	Executive Relocation Agreement dated April 6, 2007 between the Company and Joseph Logan	10-Q	000-19807	10.44	06/06/07

10.41*	ISE Milestone Compensation Plan	10-K	000-19807	10.48	12/21/07

10.42*	Executive Incentive Plan (2009)	8-K	000-19807	10.49	12/15/08

10.43*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08

10.44*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08

10.45*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08

21.1	Subsidiaries of the Company					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page to this annual report)					X

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOPSYS, INC.

Date: December 17, 2009	By:	/S/ BRIAN M. BEATTIE
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ AART J. DE GEUS Aart J. de Geus	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	December 17, 2009

/S/ BRIAN M. BEATTIE Brian M. Beattie	Chief Financial Officer (Principal Financial Officer)	December 17, 2009

/S/ ESFANDIAR NADDAF Esfandiar Naddaf	Vice President, Corporate Controller (Principal Accounting Officer)	December 17, 2009

/S/ CHI-FOON CHAN Chi-Foon Chan	President, Chief Operating Officer and Director	December 17, 2009

/S/ ALFRED J. CASTINO Alfred J. Castino	Director	December 17, 2009

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	December 17, 2009

/S/ DEBORAH A. COLEMAN Deborah A. Coleman	Director	December 17, 2009

/S/ JOHN G. SCHWARZ John G. Schwarz	Director	December 17, 2009

/S/ SASSON SOMEKH Sasson Somekh	Director	December 17, 2009

/S/ ROY VALLEE Roy Vallee	Director	December 17, 2009

/S/ STEVEN C. WALSKE Steven C. Walske	Director	December 17, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.1	Form of Indemnification Agreement for directors and executive officers	10-Q	000-19807	10.1	06/02/05

10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)

10.3	Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	S-1	33-45138	10.6	02/24/92 (effective date)

10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04

10.5	Settlement Agreement, dated July 8, 2004, by and among the Company, Mountain Acquisition Sub, Inc. and Monolithic System Technology, Inc.	8-K	000-19807	10.6	07/15/04

10.6	Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	Fiscal year ended September 30, 1992

10.7	Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	Fiscal year ended September 30, 1993

10.8	Lease Agreement, dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.21	Fiscal year ended September 30, 1995

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.9	Amendment No. 6 to Lease, dated July 18, 2001, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.10	12/21/07

10.10	Amendment No. 5 to Lease dated October 4, 1995, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.11	12/21/07

10.11	Amendment No. 3 to Lease, dated June 23, 1993, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.12	12/21/07

10.12	Amendment No. 1 to Lease, dated June 16, 1992, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.13	12/21/07

10.13	Amendment No. 4 to Lease, dated July 18, 2001, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.14	12/21/07

10.14	Amendment No. 3 to Lease, dated October 4, 1995, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	12/21/07

10.15	Amendment No. 3 to Lease, dated July 18, 2001, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.16	Amendment No. 2 to Lease, dated October 4, 1995, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.17	12/21/07

10.17	Amendment No. 1 to Lease, dated July 18, 2001, amending Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.18	12/21/07

10.18	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership	10-Q	000-19807	10.28	05/14/96

10.19	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying the Company of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07

10.20*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02

10.21*	Employee Stock Purchase Program, as amended	DEF 14A	000-19807	Appendix B	03/04/08

10.22*	International Employee Stock Purchase Plan, as amended	10-K	000-19807	10.22	12/22/08

10.23*	Synopsys Deferred Compensation Plan II	10-Q	000-19807	10.23	03/09/09

10.24*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03

10.25*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99

10.26	Settlement Agreement and General Release by and among Cadence Design Systems, Inc., Joseph Costello, Avant! Corporation LLC, Gerald Hsu, Eric Cheng, Mitsuru Igusa and the Company. effective as of November 13, 2002	8-K	000-19807	10.1	11/19/02

10.27	Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-19807	10.25	10/25/06

10.28*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.29*	Director Compensation Arrangements	10-K	000-19807	10.28	01/11/07

10.30*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.31	04/27/06

10.31*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05

10.32*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08

10.33*	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.37	03/09/06

10.34*	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.38	03/09/06

10.35*	2006 Employee Equity Incentive Plan, as amended	DEF 14A	000-19807	Appendix A	01/13/09

10.36*	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.40	06/08/06

10.37	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.41	09/12/06

10.38	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.42	09/12/06

10.39*	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan	10-K	000-19807	10.39	12/22/08

10.40*	Executive Relocation Agreement dated April 6, 2007 between the Company and Joseph Logan	10-Q	000-19807	10.44	06/06/07

10.41*	ISE Milestone Compensation Plan	10-K	000-19807	10.48	12/21/07

10.42*	Executive Incentive Plan (2009)	8-K	000-19807	10.49	12/15/08

10.43*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08

10.44*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08

10.45*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08

21.1	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page to this annual report)					X

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*	Indicates a management contract, compensatory plan or arrangement.