Form 10-Q
period 2010-01-31
SYNOPSYS INC
filed 2010-03-09
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

As of March 5, 2010, there were 149,632,315 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$626,490	$701,613
Short-term investments	465,853	466,713

Total cash, cash equivalents and short-term investments	1,092,343	1,168,326
Accounts receivable, net of allowances of $3,199 and $3,587, respectively	142,493	127,010
Deferred income taxes	74,285	73,453
Income taxes receivable	41,806	51,191
Prepaid and other current assets	47,594	43,820

Total current assets	1,398,521	1,463,800
Property and equipment, net	143,371	146,910
Goodwill	934,226	932,691
Intangible assets, net	89,538	96,810
Long-term deferred income taxes	251,762	205,396
Other long-term assets	92,347	93,247

Total assets	$2,909,765	$2,938,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$182,159	$255,095
Accrued income taxes	33,590	5,508
Deferred revenue	507,435	553,990

Total current liabilities	723,184	814,593
Long-term accrued income taxes	88,553	157,354
Other long-term liabilities	87,851	88,002
Long-term deferred revenue	39,434	34,739

Total liabilities	939,022	1,094,688
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 146,544 and 146,945 shares outstanding, respectively	1,465	1,469
Capital in excess of par value	1,511,099	1,500,166
Retained earnings	705,216	574,980
Treasury stock, at cost: 10,727 and 10,326 shares, respectively	(236,935)	(228,618)
Accumulated other comprehensive loss	(10,102)	(3,831)

Total stockholders’ equity	1,970,743	1,844,166

Total liabilities and stockholders’ equity	$2,909,765	$2,938,854

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,
	2010	2009
Revenue:
Time-based license	$272,475	$287,676
Upfront license	20,446	15,703
Maintenance and service	37,246	36,376

Total revenue	330,167	339,755
Cost of revenue:
License	41,214	41,823
Maintenance and service	16,510	15,579
Amortization of intangible assets	7,857	8,022

Total cost of revenue	65,581	65,424

Gross margin	264,586	274,331
Operating expenses:
Research and development	101,232	97,807
Sales and marketing	79,616	77,384
General and administrative	25,853	27,182
In-process research and development		600
Amortization of intangible assets	2,793	3,786

Total operating expenses	209,494	206,759

Operating income	55,092	67,572
Other income, net	2,250	2,099

Income before provision for income taxes	57,342	69,671
(Benefit) provision for income taxes	(75,444)	17,242

Net income	$132,786	$52,429

Net income per share:
Basic	$0.90	$0.37

Diluted	$0.88	$0.37

Shares used in computing per share amounts:
Basic	146,830	141,865

Diluted	150,788	142,612

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2010	2009
Cash flow from operating activities:
Net income	$132,786	$52,429
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	25,652	25,418
Stock compensation	17,234	14,143
Allowance for doubtful accounts	(357)	1,490
Write-down of long-term investments	—	2,960
Gain on sale of investments	(112)	(172)
Deferred income taxes	(51,676)	8,340
In-process research and development	—	600
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(14,836)	(2,911)
Prepaid and other current assets	6,184	(2,009)
Other long-term assets	(1,128)	3,181
Accounts payable and other liabilities	(73,497)	(100,168)
Accrued income taxes	(41,428)	(5,771)
Deferred revenue	(44,239)	(79,456)

Net cash used in operating activities	(45,417)	(81,926)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	57,362	64,047
Purchases of short-term investments	(58,638)	(60,059)
Purchases of property and equipment	(8,037)	(8,258)
Cash paid for acquisitions	(3,127)	(27,333)
Capitalization of software development costs	(720)	(720)

Net cash used in investing activities	(13,160)	(32,323)

Cash flows from financing activities:
Principal payments on capital leases	(744)	(492)
Issuances of common stock	8,133	1,152
Purchases of treasury stock	(25,257)	—

Net cash (used in) provided by financing activities	(17,868)	660
Effect of exchange rate changes on cash and cash equivalents	1,322	6,122

Net change in cash and cash equivalents	(75,123)	(107,467)
Cash and cash equivalents, beginning of year	701,613	577,632

Cash and cash equivalents, end of period	$626,490	$470,165

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

Note 2. Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the SEC on December 18, 2009.

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

Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31. The Company’s first quarter of fiscal 2010 ended on January 30, 2010. Fiscal 2010 and fiscal 2009 are both 52-week fiscal years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Basis of Presentation. Certain immaterial amounts within net cash used in operating activities and within total revenue in prior year statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on net cash used in operating activities and total revenue in the unaudited condensed consolidated financial statements.

Subsequent Events. The Company has evaluated subsequent events for the purpose of this Quarterly Report on Form 10-Q.

Note 3. Fair Value Measures

Accounting Standard Codification (ASC) 820-10, Fair Value Measurements and Disclosure and related subsequent updates, defines fair value, establishes guidelines and enhances disclosures for fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidelines establish a three-tier fair value hierarchy that requires a company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value:

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

The Company’s cash equivalents, short-term investments, and marketable equity securities are classified within Level 1 or Level 2 because they are valued using quoted market prices in an active market or alternative pricing sources and models utilizing market observable inputs.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s deferred compensation plan assets consist of money market and mutual funds invested in domestic and international marketable securities. During fiscal 2009, the deferred compensation plan assets were classified within Level 2 as the assets were invested in funds with indirectly observable market prices. In the first quarter of fiscal 2010, the funds in the deferred compensation plan assets were transferred to marketable securities with directly observable market prices and are therefore classified within Level 1.

The Company’s foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

The Company’s equity investments in privately held companies are classified within Level 3 as most of the inputs used to value the investments are unobservable.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2010:

		Fair Value Measurement at Reporting Date Using
Description (in thousands)	Total as of January 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds and bank deposits	$396,574	$396,574	$—	$—
Short-term investments:
Municipal securities	465,853	—	465,853	—
Other current assets:
Marketable equity securities	2,368	2,368	—	—
Foreign currency derivative contracts	5,133	—	5,133	—
Other long-term assets:
Deferred compensation plan assets	75,553	75,553	—	—

Total assets	$945,481	$474,495	$470,986	$—

Liabilities
Account payable and accrued liabilities:
Foreign currency derivative contracts	$3,493	$—	$3,493	$—

Total liabilities	$3,493	$—	$3,493	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2009:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$461,068	$461,068	$—	$—
Short-term investments:
Municipal securities	466,713	—	466,713	—
Other current assets:
Foreign currency derivative contracts	12,019	—	12,019	—
Other long-term assets:
Marketable equity securities(1)	2,140	2,140	—	—
Deferred compensation plan assets	73,968	—	73,968	—

Total assets	$1,015,908	$463,208	$552,700	$—

Liabilities
Account payable and accrued liabilities:
Foreign currency derivative contracts	$846	$—	$846	$—

Total liabilities	$846	$—	$846	$—

(1)	During the year ended October 31, 2009, the Company recorded a $0.9 million other-than-temporary impairment charge in other income, net, due to the decline of the stock price of a public company in its long-term investment portfolio.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates other-than-temporary decline in value has occurred. The Company did not recognize any impairment during the three months ended January 31, 2010.

The following table presents the non-marketable equity securities that were measured and recorded at fair value within other long-term assets on a non-recurring basis and the loss recorded during the three months ended January 31 2009:

	Balance as of January 31, 2009	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended January 31, 2009
	(in thousands)
Non-marketable equity securities	$1,080	$1,080	$(2,090)

The Company recorded $2.1 million of other-than-temporary impairment charges on the securities in other income, net, on the unaudited condensed consolidated statement of operations in the first quarter of fiscal 2009. The Company identified impairment indicators in the assets and thus calculated the fair value of these securities by determining what a willing buyer would pay to purchase the securities using a financial model based on business enterprise value and calculating its liquidity preference. The inputs to the financial model were based on cash flow projections.

Note 4. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at January 31, 2010
Non-interest bearing cash (U.S. and International)	$35,430	$—	$—	$—	$35,430
Money market funds (U.S.)	55,424	—	—	—	55,424
Cash deposits and money market funds (International)	535,636	—	—	—	535,636
Municipal obligations	462,927	2,988	(62)	—	465,853
Marketable equity securities	344	2,024	—	—	2,368

	1,089,761	5,012	(62)	—	1,094,711
Classified as non-current assets:
Non-marketable equity securities	7,657	—	—	—	7,657

Total	$1,097,418	$5,012	$(62)	$—	$1,102,368

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value (1)
	(in thousands)
Balance at October 31, 2009
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$40,390	$—	$—	$—	$40,390
Money market funds (U.S.)	141,418	—	—	—	141,418
Cash deposits and money market funds (International)	519,805	—	—	—	519,805
Municipal obligations	463,966	2,827	(80)	—	466,713

	1,165,579	2,827	(80)	—	1,168,326
Classified as non-current assets:

Marketable and non-marketable equity securities	8,002	1,796	—	—	9,798

Total	$1,173,581	$4,623	$(80)	$—	$1,178,124

(1)	See Note 3 for further discussion on fair values.

As of January 31, 2010, the stated maturities of the Company’s short-term investments are $99.2 million within one year, $184.6 million within one to five years, $60.8 million within five to ten years and $121.3 million after ten years. Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income, net. Realized gains and losses on sales of short-term investments have not been material in any period presented.

Derivatives. In accordance with ASC 815, Derivatives and Hedging, the Company recognizes derivative instruments as either assets or liabilities in the unaudited condensed consolidated financial statements at fair value and provides qualitative and quantitative disclosures about such derivatives.

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

The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or other current liabilities in the unaudited condensed consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. To receive hedge accounting treatment, all hedging relationships are formally documented at inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive loss, or OCI, in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the forecasted transactions affect earnings. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is approximately three years. The duration of the forward contracts is generally one year or less, except for forward contracts denominated in British pound, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen and Taiwan dollar, which can have durations as long as 19 months.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other income, net. The premium/discount component of the forward contracts is recorded to other income, net and is not included in evaluating hedging effectiveness.

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

During the three months ended January 31, 2010 and 2009, $3.0 million of loss and $2.1 million of gain, respectively, were recorded in other income, net, from changes in fair values of non-designated forward contracts. As of January 31, 2010, the Company had a total gross notional amount of $465.6 million of short-term foreign currency forward contracts outstanding with fair values of $1.6 million. As of October 31, 2009, the Company had a total gross notional amount of $525.4 million of short-term foreign currency forward contracts outstanding with fair values of $11.2 million. The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of January 31, 2010 and October 31, 2009, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2010
Other current assets	$4,529	$604
Other current liabilities	$3,449	$44

As of October 31, 2009
Other current assets	$10,273	$1,746
Other current liabilities	$846	$—

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2010
Foreign exchange contracts	Revenue	$(1,287)	Revenue	$(368)
Foreign exchange contracts	Operating expenses	(3,354)	Operating expenses	(1,692)

Total		$(4,641)		$1,324

Three months ended January 31,2009
Foreign exchange contracts	Revenue	$(408)	Revenue	$402
Foreign exchange contracts	Operating expenses	2,649	Operating expenses	(4,709)

Total		$2,240		$(4,307)

The following table represents the ineffective portion and portion excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments:

	Location of gain (loss) recognized in income on derivatives (ineffective portion and excluded from effectiveness testing)	Amount of loss recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2010
Foreign exchange contracts	Other income, net	$(143)	$(75)

For the three months ended January 31, 2009
Foreign exchange contracts	Other income, net	$(25)	$1,563

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

Note 5. Business Combinations

Effective for fiscal 2010, the Company adopted new accounting guidance, ASC 805, Business Combinations. During the first quarter of fiscal 2010, the Company completed a purchase acquisition for cash and preliminarily allocated the total purchase consideration to the assets and liabilities acquired based on their respective fair values at the acquisition date. This acquisition is not considered material to the Company’s unaudited condensed consolidated balance sheet and results of operations. The unaudited condensed consolidated financial statements include the operating results of the acquired business from the date of acquisition. Acquired identifiable intangible assets of $3.4 million are being amortized over four years.

Other

During the first quarter of fiscal 2010, the Company recorded $2.0 million as an increase to goodwill for achievement of certain milestones related to an acquisition that closed in a prior fiscal year. The Company also paid $1.0 million for achievement of certain milestones related to certain prior acquisitions which were recorded as an increase to goodwill in the prior year.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Goodwill and Intangible Assets

Goodwill as of January 31, 2010 consisted of the following:

(in thousands)
Balance at October 31, 2009	$932,691
Addition(1)	276
Other adjustments(2)	1,259

Balance at January 31, 2010	$934,226

(1)	Addition relates to a purchase acquisition as described in Note 5.
(2)	Adjustments primarily relate to achievement of certain milestones for prior year acquisitions.

Intangible assets as of January 31, 2010 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$149,642	$92,687	$56,955
Customer relationships	73,120	47,882	25,238
Contract rights intangible	8,100	6,428	1,672
Covenants not to compete	2,200	1,484	716
Trademarks and trade names	2,700	1,058	1,642
Capitalized software development costs(1)	6,672	3,357	3,315

Total	$242,434	$152,896	$89,538

(1)	During the first quarter of fiscal 2010, the Company retired fully amortized assets of $5.8 million.

Intangible assets as of October 31, 2009 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$146,266	$85,355	$60,911
Customer relationships	73,120	45,715	27,405
Contract rights intangible	8,100	5,661	2,439
Covenants not to compete	2,200	1,247	953
Trademarks and trade names	2,700	911	1,789
Capitalized software development costs	11,755	8,442	3,313

Total	$244,141	$147,331	$96,810

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2010	2009
	(in thousands)
Core/developed technology	$7,332	$7,389
Customer relationships	2,167	3,362
Contract rights intangible	767	761
Covenant not to compete	237	154
Trademark and trade names	147	141
Capitalized software development costs(1)	742	723

Total	$11,392	$12,530

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2010	$28,838
2011	27,526
2012	17,650
2013	10,100
2014	4,316
2015 and thereafter	1,108

Total	$89,538

Note 7. Liabilities

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consist of:

	January 31, 2010	October 31, 2009
	(in thousands)
Payroll and related benefits	$118,730	$189,719
Other accrued liabilities	47,112	45,734
Accounts payable	7,335	10,136
Facility restructuring charge(1)	4,025	4,538
Acquisition related costs	4,957	4,968

Total	$182,159	$255,095

(1)	Loss on the closure of a facility obtained through a prior year acquisition.

Other Long-term Liabilities. Other long-term liabilities consist of:

	January 31, 2010	October 31, 2009
	(in thousands)
Deferred compensation liability	$72,865	$69,709
Other long-term liabilities	14,986	18,293

Total	$87,851	$88,002

Note 8. Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2010, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2010	2009
	(in thousands)
Net income	$132,786	$52,429
Unrealized gain on investments, net of tax of ($162) and ($1,625), respectively	245	2,462
Deferred (loss) gain on cash flow hedges, net of tax of $624 and ($1,354), respectively	(4,472)	2,294
Reclassification adjustment on deferred (gain) loss on cash flow hedges, net of tax of $538 and ($1,126), respectively	(1,324)	4,253
Foreign currency translation adjustment	(720)	(873)

Total	$126,515	$60,565

Note 10. Stock Repurchase Program

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

During the three months ended January 31, 2010, the Company purchased 1.2 million shares at an average price of $21.65 per share for an aggregate purchase price of $25.3 million. There were no stock repurchases during the three months ended January 31, 2009. During the three months ended January 31, 2010 and 2009, approximately 0.8 million and 0.2 million shares were reissued, respectively, for employee share-based compensation requirements. As of January 31, 2010, $474.7 million remained available for future purchases under the program.

Note 11. Stock Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards in accordance with ASC 718, Compensation—Stock Compensation. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the ESPP is estimated by a combination of implied volatility for publicly traded options of the Company’s common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s stock-based awards. The expected term of the Company’s stock-based awards is based on historical experience.

As of January 31, 2010, there was $91.7 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.5 years. The intrinsic values of options exercised during the three months ended January 31, 2010 and 2009, were $2.5 million and $0.2 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statements of operations for these stock compensation arrangements was as follows for the first quarters of fiscal years 2010 and 2009:

	Three Months Ended January 31,
	2010	2009
	(in thousands)
Cost of license	$2,017	$1,644
Cost of maintenance and service	614	547
Research and development expense	7,662	5,979
Sales and marketing expense	3,699	3,121
General and administrative expense	3,242	2,852

Stock compensation expense before taxes	17,234	14,143
Income tax benefit	(3,767)	(3,078)

Stock compensation expense after taxes	$13,467	$11,065

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Net Income per Share

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

The table below illustrates the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2010	2009
	(in thousands)
Numerator:
Net income	$132,786	$52,429
Denominator:
Weighted-average common shares for basic net income per share	146,830	141,865
Dilutive effect of common share equivalents from stock compensation	3,958	747

Weighted-average common shares for diluted net income per share	150,788	142,612

Net income per share:
Basic	$0.90	$0.37
Diluted	$0.88	$0.37

Diluted net income per share excludes 10.6 million and 23.3 million of anti-dilutive stock options and unvested restricted stock units and awards for the three months ended January 31, 2010 and 2009, respectively. While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 13. Segment Disclosure

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

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended January 31,
	2010	2009
	(in thousands)
Revenue:
United States	$159,989	$165,457
Europe	43,775	49,084
Japan	64,331	69,948
Asia Pacific and Other	62,072	55,266

Consolidated	$330,167	$339,755

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for more than ten percent of the Company’s consolidated revenue in the three months ended January 31, 2010 and 2009.

Note 14. Other Income, net

The following table presents the components of other income, net:

	Three Months Ended January 31,
	2010	2009
	(in thousands)
Interest income	$1,728	$3,643
Income (loss) on assets related to executive deferred compensation plan	1,585	(4,018)
Foreign currency exchange (loss) gain	(1,265)	3,401
Other, net	202	(927)

Total	$2,250	$2,099

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the (benefit) provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2010	2009
	(in thousands)
Income before income taxes	$57,342	$69,671
(Benefit) provision for income tax	$(75,444)	$17,242
Effective tax rate	(131.6)%	24.7%

The Company’s effective tax rate for the three months ended January 31, 2010 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of a final settlement with the IRS for fiscal years 2002 through 2004 as well as its non-U.S. operations, which are taxed at lower rates, partially offset by state taxes and non-deductible stock compensation. The effective tax rate decreased in the three months ended January 31, 2010, as compared to the same period in fiscal 2009, primarily due to the IRS settlement. During the three months ended January 31, 2010, there were material changes to the total gross unrecognized tax benefits as a result of the IRS settlement. See IRS Examinations below, for further information regarding the IRS settlement.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the next twelve months it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire, and that certain federal and foreign transfer pricing issues could be effectively settled. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $16 million.

The Company files income tax returns in the United States, including various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the United States, Hungary and Taiwan for fiscal years after 2005, and in Ireland and Japan for fiscal years after 2004. See IRS Examinations below, for the status of our current federal income tax audits.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IRS Examinations

The Company is regularly audited by the IRS.

In July 2008, the IRS completed its field examination of fiscal years 2002-2004 and issued a Revenue Agent’s Report (RAR) in which it contested the Company’s tax deduction for payments made in connection with litigation between Avant! Corporation and Cadence Design Systems, Inc. In addition, the IRS asserted that the Company was required to make an additional transfer pricing adjustment with a wholly owned non-U.S. subsidiary as a result of the Company’s acquisition of Avant! in 2002. The IRS also proposed adjustments to the Company’s transfer pricing arrangements with its foreign subsidiaries, deductions for foreign trade income and certain temporary differences.

In the second quarter of fiscal 2009, the Company reached a tentative settlement with the Examination Division of the IRS that would resolve this matter. The settlement was subject to further review and approval within the federal government, including the Joint Committee on Taxation of the U.S. Congress (“Joint Committee”). The Company was notified of such approval on January 4, 2010. As a result of the settlement, the Company owed additional taxes of approximately $53 million (including interest) which will be fully offset by future tax benefits over the next 7 years. Certain refund claims of approximately $35 million (including interest) are owed to the Company as a result of the settlement. In October 2009, the Company made a prepayment of $19 million to the IRS which is expected to cover the remaining additional taxes arising from the audit of fiscal years 2002-2004. The Company does not expect to make any additional material cash payments in connection with the settlement.

This final settlement resulted in a decrease in the Company’s tax expense for the first quarter of fiscal 2010 of approximately $91.6 million, which is due to the release of previously established tax liabilities of $67.8 million, principally related to the acquisition of Avant! Corporation in 2002, as well as a release of a valuation allowance of $21.6 million for foreign tax credits which were utilized in connection with the settlement. The total decrease in unrecognized tax benefits was approximately $86.8 million of which $67.8 million has been reflected in the effective tax rate while the remaining $19.0 million is reflected in accrued income taxes.

As a result of the IRS settlement, the Company’s net deferred tax assets increased by $55.4 million. The change is due primarily to increases in its deferred tax assets of $72.3 million for certain costs that have been capitalized for tax purposes and will be amortized in future periods, partially offset by a decrease to deferred tax assets of $25.2 million, due to use of the Company’s foreign tax credit carryover, net of the reversal of a valuation allowance.

The IRS has commenced an audit of the Company’s fiscal years 2006-2008 as well as certain returns filed by Synplicity, Inc. prior to its acquisition by the Company in May 2008.

Note 16. Contingencies

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations.

Note 17. Effect of New Accounting Pronouncements

The effect of recent accounting pronouncements has not changed from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on December 18, 2009.

Fiscal Year End. Our fiscal year ends on the Saturday nearest to October 31. Our first quarter of fiscal 2010 ended on January 30, 2010. Fiscal 2010 and fiscal 2009 are both 52-week fiscal years. For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the applicable calendar month end.

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

Despite the recent global recession, we have achieved consistent profitability and positive cash flow on an annual basis in recent years. We achieved these results not only because of our solid execution, leading technology and strong customer relationships, but also because of our recurring revenue business model. Under this model, a substantial majority of our customers pay for their licenses over time and we typically recognize this recurring revenue over the life of the contract, which averages approximately three years. Recurring revenue generally represents more than 90% of our total revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. We typically enter each quarter with greater than 90% of our revenue for that particular quarter already committed from our customers, providing for stability and predictability of results.

Nevertheless, our business model and longer-term financial results are not immune from a sustained economic downturn. The recent financial turmoil and economic uncertainty have caused some of our customers to postpone investments and purchase decisions, decrease their spending or delay payments to us. If the financial turmoil and economic uncertainty continue and cause further customer bankruptcies or consolidation among our customers, or if committed average annual revenue from customers does not grow, our year-over-year revenue results could be adversely affected.

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

Financial Performance Summary for the Three Months Ended January 31, 2010

•

Total revenue of $330.2 million was down by $9.6 million, or 3%, from $339.8 million in the same period of fiscal 2009. The decrease was primarily attributable to the decrease in time-based license revenue.

•

Time-based license revenue of $272.5 million was down $15.2 million, or 5%, from $287.7 million in the same period of fiscal 2009. The decrease was primarily a result of less revenue recognized from contracts in which revenue is recognized as customer installments become due and payable.

•

Upfront revenue of $20.4 million was up by $4.7 million, or 30%, from $15.7 million in the same period of fiscal 2009. This increase was primarily attributable to normal fluctuations in customer license requirements which can drive the amount of upfront orders and revenue in any particular period.

•

We derived 94% of our total revenue from time-based licenses, maintenance and services, and 6% from upfront revenue in fiscal 2010 and fiscal 2009. This reflects our continued adherence to our business model.

•

Net income of $132.8 million was up by $80.4 million, or 153%, from $52.4 million in the same period of fiscal 2009. The increase was primarily due to a one-time tax benefit from an IRS settlement recognized in the first quarter of fiscal 2010.

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

We describe our revenue recognition and income taxes policies below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on December 18, 2009.

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

From time to time, we also enter into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, for example, royalty arrangements. We refer to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the applicable event occurs. It is reported as “time-based revenue” in the unaudited condensed consolidated statement of operations. Historically, such arrangements resulted in approximately one percent of our total revenue; however, this may increase in the future.

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

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $324.0 million that are recorded on our balance sheet as of January 31, 2010 will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

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

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is shipped. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year). Revenue on professional services orders generally is recognized upon completion and customer acceptance of contractually agreed milestones. Revenue on hardware product orders is recognized generally in full in the quarter that the product is shipped. A more complete description of our revenue recognition policy can be found under Critical Accounting Policies and Estimates above.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service and hardware revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters and to a smaller extent due to contracts in which revenue is recognized as customer installments become due and payable and contingent revenue arrangements. We derive upfront license revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue primarily from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked.

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

Our customer arrangements are complex, involving hundreds of products and various license rights, and our customers bargain with us over many aspects of these arrangements. For example, they often demand a broader portfolio of solutions, support and services and seek more favorable terms such as expanded license usage, future purchase rights and other unique rights at an overall lower total cost. No single factor typically drives our customers’ buying decisions, and we compete on all fronts to serve customers in a highly competitive EDA market. Customers generally negotiate the total value of the arrangement rather than just unit pricing or volumes.

While the electronics, semiconductor and EDA industries are currently experiencing uncertainty due to the recent downturn in the global economy, to date, our business model has substantially protected our financial results. Nevertheless, our business model and longer-term financial results are not immune from sustained economic downturns. The turmoil and uncertainty caused by current economic conditions have caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Year-over-year revenue results could be adversely affected if committed average annual revenue from customers does not grow, or if we experience additional customer bankruptcies or consolidation among our customers.

Total Revenue

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended	$330.2	$339.8	$(9.6)	(3)%

The decrease in total revenue for the three months ended January 31, 2010 compared to the same period in fiscal 2009 was primarily due to a decrease in time-based license revenue in which some of the revenue is recognized when customer payments became due and payable. The decrease was partially offset by the increase in upfront license revenue as a result of a modest increase in the sale of our perpetual licenses.

Beginning in fiscal 2010, we record contingent revenue as time-based revenue. As a result, $2.6 million in contingent revenue was reclassified from upfront license to time-based license revenue for the prior year fiscal quarter to conform to the current year presentation. This reclassification had no impact on total revenue.

Time-Based License Revenue

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended	$272.5	$287.7	$(15.2)	(5)%
Percentage of total revenue	83%	84%

The decrease in time-based license revenue for the three months ended January 31, 2010 compared to the same period in fiscal 2009 was primarily attributable to less revenue recognized from licenses booked in prior quarters in which revenue is recognized as customer installment payments become due and payable.

Upfront License Revenue

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended	$20.4	$15.7	$4.7	30%
Percentage of total revenue	6%	5%

The increase in upfront license revenue for the three months ended January 31, 2010 compared to the same period in fiscal 2009 was primarily attributable to normal fluctuations in customer license requirements which can drive the amount of upfront orders and revenue in any particular period. For example, we had higher sales of perpetual licenses in the first quarter of fiscal 2010 compared to the same period in fiscal 2009.

Maintenance and Service Revenue

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$19.4	$20.7	$(1.3)	(6)%
Professional services and other revenue	17.8	15.7	2.1	13%

Total maintenance and service revenue	$37.2	$36.4	$0.8	2%

Percentage of total revenue	11%	11%

Maintenance revenue decreased in the three months ended January 31, 2010 compared to the same period in fiscal 2009 primarily due to the slight decrease in the sale of our term licenses and the timing of renewals of maintenance contracts.

Professional services and other revenue increased in the three months ended January 31, 2010 compared to the same period in fiscal 2009, primarily due to an increase in customer demand for professional services in fiscal 2010 and the timing of customer acceptance of services performed under ongoing consulting contracts.

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

Cost of Revenue

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$41.2	$41.8	$(0.6)	(1)%
Cost of maintenance and service revenue	16.5	15.6	0.9	6%
Amortization of intangible assets	7.9	8.0	(0.1)	(1)%

Total	$65.6	$65.4	$0.2	<1%

Percentage of total revenue	20%	19%

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

Cost of revenue was relatively flat in the three months ended January 31, 2010 compared to the same period in fiscal 2009. A slight increase in employee related costs was offset by a decrease in travel costs and depreciation.

Operating Expenses

Research and Development

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended	$101.2	$97.8	$3.4	3%
Percentage of total revenue	31%	29%

The increase in research and development expense in the three months ended January 31, 2010 compared to the same period in fiscal 2009 was primarily due to an increase of $1.5 million in employee related costs as a result of headcount increases primarily from our acquisitions and an increase of $2.8 million in the fair value of our deferred compensation plan obligation. The increase was partially offset by a decrease in consulting costs and depreciation.

Sales and Marketing

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended	$79.6	$77.4	$2.2	3%
Percentage of total revenue	24%	23%

The increase in sales and marketing expenses for the three months ended January 31, 2010 compared to the same period in fiscal 2009 was primarily attributable to an increase of $8.0 million in variable compensation driven primarily by higher shipments, and an increase of $1.8 million in the fair value of our deferred compensation plan obligation. The increase was partially offset by a decrease of $7.1 million of other sales and marketing expenses, including expenses related to employee conferences of $3.6 million.

General and Administrative

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended	$25.9	$27.2	$(1.3)	(5)%
Percentage of total revenue	8%	8%

The decrease in general and administrative expenses for the three months ended January 31, 2010 compared to the same period in fiscal 2009 was primarily due to a decrease of $1.8 million in bad debt reserve.

Amortization of Intangible Assets

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$7.8	$8.0	$(0.2)	(3)%
Included in operating expenses	2.8	3.8	(1.0)	(26)%

Total	$10.6	$11.8	$(1.2)	(10)%

Percentage of total revenue	3%	3%

The decrease in amortization of intangible assets is due to certain intangible assets acquired in prior years becoming fully amortized partially offset by amortization of intangible assets from our acquisition in the first quarter of fiscal 2010. See Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

In-Process Research and Development

We did not value any in-process research and development (IPRD) related to our acquisition in the first quarter of fiscal 2010. We incurred IPRD expense of $0.6 million associated with an acquisition during the first quarter of fiscal 2009. We have IPRD when technological feasibility for acquired technology had not been established and no future alternative use for such technology existed. Prior to fiscal 2010, such IPRD was immediately expensed in the statement of operations. Effective fiscal 2010, under new accounting guidance for business combinations, IPRD will be treated as an asset and capitalized until the project is complete and subsequently amortized or abandoned and immediately expensed.

Other Income, net

	Three Months Ended January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Interest income	$1.7	$3.6	$(1.9)	(53)%
Income (loss) on assets related to deferred compensation plan	1.6	(4.0)	5.6	(140)%
Foreign currency exchange (loss) gain	(1.3)	3.4	(4.7)	(138)%
Other	0.2	(0.9)	1.1	(122)%

Total	$2.2	$2.1	$0.1	5%

The increase in other income, net in the three months ended January 31, 2010 compared to the same period in fiscal 2009 was primarily due to an increase in the value of our deferred compensation plan. The increase was partially offset by a decrease in interest income due to lower interest rates and foreign exchange losses.

Taxes

See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the first quarter of fiscal 2010.

Cash and Cash Equivalents and Short-Term Investments

	January 31, 2010	October 31, 2009	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$626.5	$701.6	$(75.1)	(11)%
Short-term investments	465.8	466.7	(0.9)	<(1)%

Total	$1,092.3	$1,168.3	$(76.0)	(7)%

During the first quarter of fiscal 2010, our primary sources and uses of cash consisted of (1) cash used in operating activities of $45.4 million, (2) proceeds from sales and maturities of short-term investments of $57.4 million, (3) purchases of investments of $58.6 million, and (4) repurchases of common stock of $25.3 million.

Cash Flows

	January 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Three months ended
Cash used in operating activities	$(45.4)	$(81.9)	$36.5	(45)%
Cash used in investing activities	(13.2)	(32.3)	19.1	(59)%
Cash (used in) provided by financing activities	(17.9)	0.7	(18.6)	(2,657)%

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of January 31, 2010, we held an aggregate of $538.5 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $553.8 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings.

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

Cash used in operating activities primarily decreased due to the timing of billings and cash payments from customers, decreased bonus and commission payments and lower payments to vendors as compared to the same period in fiscal 2009. We expect that cash used in or provided by operating activities may fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Cash used in investing activities. The decrease in cash used primarily relates to a decrease in cash paid for acquisitions compared to the same period in fiscal 2009.

Cash (used in) provided by financing activities. The increase in cash used primarily relates to common stock repurchases made under our stock repurchase program compared to the same period in fiscal 2009. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

Accounts Receivable, net

January 31, 2010	October 31, 2009	$ Change	% Change
(dollars in millions)
$142.5	$127.0	$15.5	12%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 39 days at January 31, 2010, and 34 days at October 31, 2009. The increase in DSO, along with an increase in accounts receivable balance, primarily relates to timing of billings to customers in the first quarter of fiscal 2010.

Net Working Capital. Working capital is composed of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of January 31, 2010, our net working capital was $675.3 million, compared to $649.2 million as of October 31, 2009. The increase of $26.1 million was primarily due to an increase in accounts receivable of $15.5 million as described above, along with decreases in accounts payable and accrued liabilities of $72.9 million, and $46.6 million in deferred revenue. These increases were partially offset by decreases in cash, cash equivalents and short-term investments of $76.0 million due to our use of cash as described above and in other current assets of $4.8 million, along with an increase in accrued income taxes of $28.1 million.

Other Commitments—Revolving Credit Facility. On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2010, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Other

Our cash equivalent and short-term investment portfolio as of January 31, 2010, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of current adverse financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of January 31, 2010, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months ended January 31, 2010 and 2009, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets, we have been more proactively managing our cash and cash equivalents and investments and closely monitoring our capital and stock repurchase expenditures. Additionally, we believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 3 and 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

Effect of New Accounting Pronouncements

The effect of recent accounting pronouncements has not changed from our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since October 31, 2009. The average yield at purchase for our short-term investment portfolio remains approximately the same as of October 31, 2009. For more information in financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on December 18, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of January 31, 2010 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2010, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of the defense costs, diversion of management resources and other factors.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions, in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. On May 5, 2009 and February 1, 2010, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability in the future.

Our tax filings are subject to review or audit by the IRS and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. The IRS examinations of our federal tax returns for the years 2000-2001 and 2002-2004 resulted in significant proposed adjustments which were subsequently settled without a material financial statement impact. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made.

We have operations both in the United States and in multiple foreign jurisdictions with a wide range of statutory tax rates. Certain foreign operations are subject to temporary favorable foreign tax rates. Therefore, any changes in our geographical earning mix in various tax jurisdictions, including those resulting from transfer pricing adjustments and expiration of or amendments to foreign tax rulings could materially increase our effective tax rate. Furthermore, we maintain deferred tax assets related to federal foreign tax credits and our ability to use these credits is dependent upon having sufficient future foreign source income in the United States. Changes in our forecasts of such future foreign source income could result in an adjustment to the deferred tax asset and a related charge to earnings which could materially affect our financial results.

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

We have acquired a number of companies or their assets in the past and expect to make additional acquisitions of businesses or technology in the future. We may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets or other risks, which could harm our operating results. We have acquired a number of companies and technologies in recent years. In addition to direct costs, acquisitions pose a number of risks, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Difficulties in retaining key employees and integrating them into Synopsys;

•	Failure to realize expected synergies or cost savings;

•	Regulatory delays;

•	Drain on management time for acquisition-related activities;

•	Assumption of unknown liabilities, including tax, and unanticipated costs;

•	Diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	Adverse effects on customer buying patterns or relationships; and

•	Negative impact on our earnings resulting from the application of ASC 805, Business Combinations, which became applicable to our acquisitions beginning in the first quarter of fiscal 2010.

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

Our cash equivalent and short-term investment portfolio as of January 31, 2010 consisted of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. Recent economic conditions have increased the risk of credit downgrades in financial markets and we may suffer losses if our bond holdings are downgraded. However, we follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer.

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

During the first quarter of fiscal year 2010, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may suffer other than temporary impairments in future periods.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended January 31, 2010.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
November 1, 2009 through December 5, 2009	—	$—	—	$500,000,000
Month #2
December 6, 2009 through January 2, 2010	1,166,708	$21.6482	1,166,708	$474,742,815
Month #3
January 3, 2010 through January 30, 2010	—	$—	—	$474,742,815

Total	1,166,708	$21.6482	1,166,708	$474,742,815

(1)	All months shown are Synopsys’ fiscal months.

In December 2002, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock. Since 2002, our Board of Directors has periodically replenished the stock repurchase program up to $500.0 million. Funds are available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. On September 3, 2009, our Board of Directors replenished the stock repurchase program to $500.0 million. As of January 31, 2010, $474.7 million remained authorized for future repurchases. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.42*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	01/28/10

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: March 9, 2010	By:	/s/ Brian M. Beattie
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.42*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	01/28/10

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*	Indicates a management contract, compensatory plan or arrangement.