Form 10-Q
period 2010-04-30
SYNOPSYS INC
filed 2010-06-04
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

As of June 3, 2010, there were 147,969,296 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	April 30, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$669,431	$701,613
Short-term investments	409,023	466,713

Total cash, cash equivalents and short-term investments	1,078,454	1,168,326
Accounts receivable, net of allowances of $2,838 and $3,587, respectively	149,654	127,010
Deferred income taxes	70,229	73,453
Income taxes receivable	36,294	51,191
Prepaid and other current assets	45,263	43,820

Total current assets	1,379,894	1,463,800
Property and equipment, net	140,630	146,910
Goodwill	998,910	932,691
Intangible assets, net	119,806	96,810
Long-term deferred income taxes	270,365	205,396
Other long-term assets	95,731	93,247

Total assets	$3,005,336	$2,938,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$186,802	$255,095
Accrued income taxes	28,024	5,508
Deferred revenue	505,771	553,990

Total current liabilities	720,597	814,593
Long-term accrued income taxes	88,132	157,354
Other long-term liabilities	100,220	88,002
Long-term deferred revenue	38,226	34,739

Total liabilities	947,175	1,094,688
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 149,802 and 146,945 shares outstanding, respectively	1,498	1,469
Capital in excess of par value	1,512,888	1,500,166
Retained earnings	725,102	574,980
Treasury stock, at cost: 7,463 and 10,326 shares, respectively	(165,266)	(228,618)
Accumulated other comprehensive loss	(16,061)	(3,831)

Total stockholders’ equity	2,058,161	1,844,166

Total liabilities and stockholders’ equity	$3,005,336	$2,938,854

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Revenue:
Time-based license	$288,672	$287,315	$561,147	$574,991
Upfront license	12,715	12,675	33,161	28,378
Maintenance and service	36,719	36,845	73,965	73,221

Total revenue	338,106	336,835	668,273	676,590
Cost of revenue:
License	44,930	42,292	86,144	84,115
Maintenance and service	15,268	15,048	31,778	30,627
Amortization of intangible assets	8,829	7,679	16,686	15,701

Total cost of revenue	69,027	65,019	134,608	130,443

Gross margin	269,079	271,816	533,665	546,147
Operating expenses:
Research and development	113,050	102,996	214,282	200,803
Sales and marketing	79,363	82,520	158,979	159,904
General and administrative	28,713	28,691	54,566	55,873
In-process research and development	—	—	—	600
Amortization of intangible assets	2,985	2,941	5,778	6,727

Total operating expenses	224,111	217,148	433,605	423,907

Operating income	44,968	54,668	100,060	122,240
Other income, net	8,905	10,445	11,155	12,544

Income before provision for income taxes	53,873	65,113	111,215	134,784
Provision (benefit) for income taxes	14,324	16,825	(61,120)	34,067

Net income	$39,549	$48,288	$172,335	$100,717

Net income per share:
Basic	$0.27	$0.34	$1.17	$0.71

Diluted	$0.26	$0.33	$1.14	$0.70

Shares used in computing per share amounts:
Basic	148,890	143,275	147,860	142,562

Diluted	152,482	145,421	151,635	144,024

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,
	2010	2009
Cash flow from operating activities:
Net income	$172,335	$100,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	50,218	49,728
Stock compensation	30,700	28,803
Allowance for doubtful accounts	(742)	2,723
Write-down of long-term investments	—	2,960
Gain on sale of investments	(2,420)	(324)
Deferred income taxes	(38,549)	7,612
In-process research and development	—	600
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(20,626)	(46,707)
Other current assets	11,373	(3,047)
Other long-term assets	(3,997)	(617)
Accounts payable and accrued liabilities	(68,672)	(105,639)
Accrued income taxes	(48,157)	(5,959)
Deferred revenue	(45,235)	(88,065)

Net cash provided by (used in) operating activities	36,228	(57,215)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	188,650	123,041
Purchases of short-term investments	(131,748)	(119,227)
Purchases of property and equipment	(13,793)	(14,734)
Cash paid for acquisitions and intangible assets, net of cash acquired	(130,872)	(27,333)
Capitalization of software development costs	(1,410)	(1,485)

Net cash used in investing activities	(89,173)	(39,738)

Cash flows from financing activities:
Principal payments on capital leases	(1,346)	(984)
Issuances of common stock	73,210	26,652
Purchases of treasury stock	(50,257)	—

Net cash provided by financing activities	21,607	25,668
Effect of exchange rate changes on cash and cash equivalents	(844)	52

Net change in cash and cash equivalents	(32,182)	(71,233)
Cash and cash equivalents, beginning of year	701,613	577,632

Cash and cash equivalents, end of period	$669,431	$506,399

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Synopsys, Inc. (Synopsys or the Company) is a world leader in electronic design automation (EDA) supplying the global electronics market with software, intellectual property (IP) and services used in semiconductor design, verification and manufacturing. The Company delivers technology-leading semiconductor design and verification platforms and integrated circuit (IC) manufacturing related products to the global electronics market, enabling the development and production of complex systems-on-chips (SoCs). In addition, the Company provides IP, system-level solutions and design services to simplify the design process and accelerate time-to-market for its customers, and software and services that help customers prepare and optimize their designs for manufacturing.

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

Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31. The Company’s second quarter of fiscal 2010 ended on May 1, 2010. Fiscal 2010 and fiscal 2009 are both 52-week fiscal years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

Basis of Presentation. Certain immaterial amounts within net cash used in operating activities and within total revenue in prior year unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on net cash used in operating activities and total revenue.

Subsequent Events. The Company has evaluated subsequent events for the purpose of this Quarterly Report on Form 10-Q.

Note 3. Fair Value Measures

Accounting Standard Codification (ASC) 820-10, Fair Value Measurements and Disclosure and related subsequent updates, defines fair value, establishes guidelines and enhances disclosures for fair value measurements.

The accounting guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The accounting guidance also establishes a fair value hierarchy based on the independence of the source and objective evidence of the inputs used. There are three fair value hierarchies based upon the level of inputs that is significant to fair value measurement:

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

On a recurring basis, the Company measures fair value of its assets and liabilities which include cash equivalents, short-term investments, marketable equity securities, the Company’s non-qualified deferred compensation plan and contingent consideration associated with business combinations.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s cash equivalents, short-term investments, and marketable equity securities are classified within Level 1 or Level 2 because they are valued using quoted market prices in an active market or alternative independent pricing sources and models utilizing market observable inputs.

The Company’s non-qualified deferred compensation plan assets consist of money market and mutual funds invested in domestic and international marketable securities. During fiscal 2009, the deferred compensation plan assets were classified within Level 2 as the assets were invested in funds with indirectly observable market prices. During the first quarter of fiscal 2010, the deferred compensation plan assets were transferred to mutual funds that are directly observable in active markets and are therefore classified within Level 1.

The Company’s foreign currency derivative contracts are classified within Level 2 because these contracts were not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments.

During the second quarter of fiscal 2010, the Company recorded a liability for contingent consideration of $7.8 million arising from business combinations (See Note 5 for further details). The fair value of the contingent consideration was determined at the acquisition date using the income approach based on the net present value of estimated payments. The contingent consideration was classified within Level 3 as the management assumptions for the valuation included discounted rates and estimated probabilities of achievement of certain technical milestones which are unobservable in the market.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2010:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$446,263	$446,263	$—	$—
Short-term investments:
Municipal securities	409,023	—	409,023	—
Prepaid and other current assets:
Foreign currency derivative contracts	6,717	—	6,717	—
Other long-term assets:
Deferred compensation plan assets	78,651	78,651	—	—

Total assets	$940,654	$524,914	$415,740	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,395	$—	$5,395	$—
Contingent consideration	2,865	—	—	2,865
Other long-term liabilities:
Contingent consideration	4,935	—	—	4,935

Total liabilities	$13,195	$—	$5,395	$7,800

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2009:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$461,068	$461,068	$—	$—
Short-term investments:
Municipal securities	466,713	—	466,713	—
Other current assets:
Foreign currency derivative contracts	12,019	—	12,019	—
Other long-term assets:
Marketable equity securities(1)	2,140	2,140	—	—
Deferred compensation plan assets	73,968	—	73,968	—

Total assets	$1,015,908	$463,208	$552,700	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$846	$—	$846	$—

Total liabilities	$846	$—	$846	$—

(1)	During the fiscal year ended October 31, 2009, the Company recorded a $0.9 million other-than-temporary impairment charge in Other income, net, due to the decline of the stock price of a public company in its long-term investment portfolio. This investment was subsequently sold during the second quarter of fiscal 2010 and a gain of $2.1 million was recorded in Other income, net.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates other-than-temporary decline in value has occurred. The Company did not recognize any impairment during the six months ended April 30, 2010.

The following table presents the non-marketable equity securities that were measured and recorded at fair value within other long-term assets on a non-recurring basis and the loss recorded during the six months ended April 30 2009:

	Balance as of April 30, 2009	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended April 30, 2009	Total (losses) during six months ended April 30, 2009
	(in thousands)
Non-marketable equity securities	$1,080	$1,080	$—	$(2,090)

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

Note 4. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at April 30, 2010

Classified as current assets:
Non-interest bearing cash (U.S. and International)	$31,053	$—	$—	$—	$31,053
Money market funds (U.S.)	79,713	—	—	—	79,713
Cash deposits and money market funds (International)	558,665	—	—	—	558,665
Municipal securities	407,143	1,936	(56)	—	409,023

	1,076,574	1,936	(56)	—	1,078,454

Classified as non-current assets:
Non-marketable equity securities	7,657	—	—	—	7,657

Total	$1,084,231	$1,936	$(56)	$—	$1,086,111

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value (1)
	(in thousands)
Balance at October 31, 2009
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$40,390	$—	$—	$—	$40,390
Money market funds (U.S.)	141,418	—	—	—	141,418
Cash deposits and money market funds (International)	519,805	—	—	—	519,805
Municipal securities	463,966	2,827	(80)	—	466,713

	1,165,579	2,827	(80)	—	1,168,326

Classified as non-current assets:
Marketable and non-marketable equity securities	8,002	1,796	—	—	9,798

Total	$1,173,581	$4,623	$(80)	$—	$1,178,124

(1)	See Note 3 for further discussion on fair values of money market funds, municipal securities, and non-marketable equity securities.

As of April 30, 2010, the stated maturities of the Company’s short-term investments are $104.5 million within one year, $167.1 million within one to five years, $49.6 million within five to ten years and $87.8 million after ten years. Actual maturities differ from the stated maturities because borrowers may have the right to call or prepay these obligations. Accordingly, these investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method and realized gains and losses are included in Other income, net. Realized gains and losses on sales of short-term investments have not been material in any period presented.

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

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of one year or less, except for forward contracts denominated in British pound, Canadian dollar, Chinese Yuan, Euro, Indian Rupee, Japanese yen and Taiwan dollar, which can have durations of up to 19 months. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive loss, or OCI, in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings.

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

During the three and six months ended April 30, 2010, $1.5 million of gain and $1.5 million of loss, respectively, and during the three and six months ended April 30, 2009, $3.9 million and $6.1 million of gain, respectively, were recorded in Other income, net due to changes in the fair values of non-designated forward contracts. As of April 30, 2010, the Company had a total gross notional amount of $439.4 million of short-term foreign currency forward contracts outstanding with fair values of $1.3 million. As of October 31, 2009, the Company had a total gross notional amount of $525.4 million of short-term foreign currency forward contracts outstanding with fair values of $11.2 million. The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of April 30, 2010 and October 31, 2009, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2010
Other current assets	$5,526	$1,191
Other current liabilities	$5,292	$103

As of October 31, 2009
Other current assets	$10,273	$1,746
Other current liabilities	$846	$—

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2010
Foreign exchange contracts	Revenue	$2,366	Revenue	$1,265
Foreign exchange contracts	Operating expenses	(3,015)	Operating expenses	1,159

Total		$(649)		$2,424

Three months ended April 30,2009
Foreign exchange contracts	Revenue	$2,547	Revenue	$1,906
Foreign exchange contracts	Operating expenses	(2,164)	Operating expenses	(5,995)

Total		$383		$(4,089)

Six months ended April 30, 2010
Foreign exchange contracts	Revenue	$1,078	Revenue	$897
Foreign exchange contracts	Operating expenses	(6,369)	Operating expenses	2,851

Total		$(5,291)		$3,748

Six months ended April 30,2009
Foreign exchange contracts	Revenue	$2,113	Revenue	$2,282
Foreign exchange contracts	Operating expenses	485	Operating expenses	(10,703)

Total		$2,598		$(8,421)

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the ineffective portion and portion excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments:

	Location of gain (loss) recognized in income on derivatives (ineffective portion and excluded from effectiveness testing)	Amount of gain/(loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Three months ended April 30, 2010
Foreign exchange contracts	Other income, net	$101	$(85)

Three months ended April 30, 2009
Foreign exchange contracts	Other income, net	$13	$1,480

Six months ended April 30, 2010
Foreign exchange contracts	Other income, net	$(41)	$(160)

Six months ended April 30, 2009
Foreign exchange contracts	Other income, net	$38	$3,044

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

Note 5. Business Combinations

Effective for fiscal 2010, the Company adopted new accounting guidance, ASC 805, Business Combinations. During the six months ended April 30, 2010, the Company completed several acquisitions and preliminarily allocated the total purchase consideration of $137.5 million to the assets and liabilities acquired based on their respective fair values at the respective acquisition dates, resulting in total goodwill of $67.1 million. These acquisitions are not considered material individually or in the aggregate to the Company’s unaudited condensed consolidated balance sheet and results of operations. The unaudited condensed consolidated financial statements include the operating results of the acquired businesses from their respective acquisition dates.

Acquired identifiable intangible assets totaling $44.7 million are being amortized over their respective useful lives ranging from two to nine years. The purchase consideration includes contingent consideration of $10.0 million payable upon the achievement of certain technology milestones over three years. The contingent consideration was recorded as a liability at its estimated fair value determined based on the net present value of estimated payments of $7.8 million on the acquisition date and will be remeasured quarterly during the three-year contingency period with changes in its fair value recorded in the Company’s statement of operations.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

During the six months ended April 30, 2010, the Company paid $3.1 million upon the achievement of certain milestones related to prior year acquisitions.

Note 6. Goodwill and Intangible Assets

Goodwill as of April 30, 2010 consisted of the following:

(in thousands)
Balance at October 31, 2009	$932,691
Addition(1)	67,136
Other adjustments(2)	(917)

Balance at April 30, 2010	$998,910

(1)	Addition relates to purchase acquisitions as described in Note 5.
(2)	Adjustments relate to prior year acquisitions.

Intangible assets as of April 30, 2010 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$176,843	$100,858	$75,985
Customer relationships	85,120	50,233	34,887
Contract rights intangible	10,200	7,336	2,864
Covenants not to compete	2,200	1,722	478
Trademarks and trade names	2,700	1,204	1,496
In-process research and development (IPRD)(1)	800	—	800
Capitalized software development costs(2)	7,393	4,097	3,296

Total	$285,256	$165,450	$119,806

(1)	In-process research and development is classified as an indefinite-lived intangible asset until the project is completed or abandoned.
(2)	During the first quarter of fiscal 2010, the Company retired fully amortized assets of $5.8 million.

Intangible assets as of October 31, 2009 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$146,266	$85,355	$60,911
Customer relationships	73,120	45,715	27,405
Contract rights intangible	8,100	5,661	2,439
Covenants not to compete	2,200	1,247	953
Trademarks and trade names	2,700	911	1,789
Capitalized software development costs	11,755	8,442	3,313

Total	$244,141	$147,331	$96,810

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Core/developed technology	$8,170	$6,998	$15,503	$14,387
Customer relationships	2,351	2,554	4,518	5,917
Contract rights intangible	908	767	1,675	1,528
Covenant not to compete	238	154	475	308
Trademark and trade names	147	147	293	288
Capitalized software development costs(1)	741	732	1,481	1,454

Total	$12,555	$11,352	$23,945	$23,882

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2010	$21,413
2011	35,196
2012	24,992
2013	16,521
2014	9,844
2015 and thereafter	11,040
IPRD (to be amortized upon project completion or written off upon abandonment)	800

Total	$119,806

Note 7. Liabilities

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consist of:

	April 30, 2010	October 31, 2009
	(in thousands)
Payroll and related benefits	$122,574	$189,719
Other accrued liabilities	47,885	45,734
Accounts payable	10,252	10,136
Facility restructuring charge(1)	3,509	4,538
Acquisition related costs	2,582	4,968

Total	$186,802	$255,095

(1)	Loss on the closure of a facility obtained through a prior year acquisition.

Other Long-term Liabilities. Other long-term liabilities consist of:

	April 30, 2010	October 31 2009
	(in thousands)
Deferred compensation liability	$78,651	$69,709
Other long-term liabilities	21,569	18,293

Total	$100,220	$88,002

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of April 30, 2010, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 9. Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$39,549	$48,288	$172,335	$100,717
Change in unrealized (losses) gains on investments, net of tax of $1,221 and $1,059, for the three and six months ended April 30, 2010, respectively, and of $289 and ($1,336) for each of the same periods in fiscal 2009, respectively	(1,850)	(438)	(1,605)	2,024
Deferred gains (losses) on cash flow hedges, net of tax of ($145) and $479, for the three and six months ended April 30, 2010, respectively, and of $1,288 and ($66) for each of the same periods in fiscal 2009, respectively	(776)	383	(5,248)	2,598
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of $1,083 and $1,621, for the three and six months ended April 30, 2010, respectively, and of ($582) and ($1,708) for each of the same periods in fiscal 2009, respectively	(2,425)	4,089	(3,748)	8,421
Foreign currency translation adjustment	(908)	(2,482)	(1,629)	(3,355)

Total	$33,590	$49,840	$160,105	$110,405

Note 10. Stock Repurchase Program

On September 3, 2009, the Company’s Board of Directors (Board) replenished the Company’s stock repurchase program such that the Company is authorized to purchase up to $500.0 million of its common stock. Originally approved in 2002, the stock repurchase program has been periodically replenished to $500.0 million. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions.

During the three and six months ended April 30, 2010, the Company purchased 1.1 million shares at an average price of $22.48 per share and 2.3 million shares at an average price of $22.05 per share, respectively, for an aggregate purchase price of $25.0 million and $50.3 million, respectively. There were no stock repurchases during the three and six months ended April 30, 2009. During the three and six months ended April 30, 2010, approximately 4.4 million and 5.1 million shares were reissued from treasury stock, respectively, for employee stock compensation purposes. During the three and six months ended April 30, 2009, approximately 2.1 million and 2.3 million shares were reissued from treasury stock, respectively, for employee stock compensation purposes. As of April 30, 2010, $449.7 million remained available for future purchases under the program.

Note 11. Stock Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plans awards in accordance with ASC 718, Compensation—Stock Compensation. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the Employee Stock Purchase Plan (ESPP) is estimated by a combination of implied volatility for publicly traded options of the Company’s common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s stock awards. The expected term of the Company’s stock awards is based on historical experience.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2010, there was $79.8 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.4 years. The intrinsic values of options exercised during the three and six months ended April 30, 2010 were $10.4 million and $13.0 million, respectively. The intrinsic values of options exercised during the three and six months ended April 30, 2009 were $1.4 million and $1.6 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statements of operations for these stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Cost of license	$1,514	$1,729	$3,531	$3,373
Cost of maintenance and service	427	543	1,041	1,090
Research and development expense	5,835	6,193	13,497	12,171
Sales and marketing expense	2,815	3,139	6,514	6,260
General and administrative expense	2,875	3,057	6.117	5,909

Stock compensation expense before taxes	13,466	14,661	30,700	28,803
Income tax benefit	(3,043)	(3,338)	(6,938)	(6,558)

Stock compensation expense after taxes	$10,423	$11,323	$23,762	$22,245

Note 12. Net Income per Share

The Company computes basic net income per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

The table below illustrates the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Numerator:
Net income	$39,549	$48,288	$172,335	$100,717

Denominator:
Weighted-average common shares for basic net income per share	148,890	143,275	147,860	142,562
Dilutive effect of common share equivalents from equity-based compensation	3,592	2,146	3,775	1,462

Weighted-average common shares for diluted net income per share	152,482	145,421	151,635	144,024

Diluted net income per share excludes 10.7 million of anti-dilutive stock options and unvested restricted stock units and awards for the three and six months ended April 30, 2010, and 18.1 million and 19.6 million of anti-dilutive stock options and unvested restricted stock units and awards for the three and six months ended April 30, 2009, respectively. While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Revenue:
United States	$163,282	$160,601	$323,272	$326,058
Europe	47,462	51,351	91,237	100,436
Japan	61,912	67,231	126,243	137,178
Asia-Pacific and other	65,450	57,652	127,521	112,918

Consolidated	$338,106	$336,835	$668,273	$676,590

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for more than ten percent of the Company’s consolidated revenue for the three and six months ended April 30, 2010 and 2009, respectively.

Note 14. Other Income, net

The following table presents the components of Other income, net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Interest income	$1,502	$2,782	$3,230	$6,425
Gain (loss) on assets related to executive deferred compensation plan assets	4,242	3,499	5,826	(519)
Foreign currency exchange gain	1,297	2,311	33	5,712
Other, net(1)	1,864	1,853	2,066	926

Total	$8,905	$10,445	$11,155	$12,544

(1)	Includes $2.1 million gain on sale of an investment during the three and six months ended April 30, 2010, and $2.1 million of other-than-temporary impairment charges on equity investments during the six months ended April 30, 2009. See Note 3.

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company considers estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Income before income taxes	$53,873	$65,113	$111,215	$134,784
Provision (benefit) for income tax	$14,324	$16,825	$(61,120)	$34,067
Effective tax rate	26.6%	25.8%	(55.0)%	25.3%

The Company’s effective tax rate for the three months ended April 30, 2010 is lower than the statutory federal income tax rate of 35% primarily due to its non-U.S. operations, which are taxed at lower rates, partially offset by state taxes and non-deductible stock compensation. The effective tax rate for the six months ended April 30, 2010 also reflects a tax benefit from a final settlement with the IRS for fiscal years 2002 through 2004. The effective tax rate increased in the three months ended April 30, 2010, as compared to the same period in fiscal 2009, primarily due to the expiration of the federal research & experimentation credit on December 31, 2009. See IRS Examinations below, for further information regarding the IRS settlement.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2010, in a case between Xilinx, Inc. and the IRS, the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming an earlier U.S. Tax Court ruling that stock option compensation does not need to be included in the costs shared under a cost sharing arrangement. The Company does not believe that the Xilinx decision will materially impact its tax position.

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

In the second quarter of fiscal 2009, the Company reached a tentative settlement with the Examination Division of the IRS that would resolve this matter. The settlement was subject to further review and approval within the federal government, including the Joint Committee on Taxation of the U.S. Congress (Joint Committee). The Company was notified of such approval on January 4, 2010. As a result of the settlement, the Company owed additional taxes of approximately $51 million (including interest) which will be fully offset by future tax benefits over the next seven years. Certain refund claims of approximately $35 million are owed to the Company as a result of the settlement. In October 2009, the Company made a prepayment of $19 million to the IRS which is expected to cover the remaining additional taxes arising from the audit of fiscal years 2002-2004. The Company does not expect to make any additional material cash payments in connection with the settlement. This final settlement resulted in a decrease in the Company’s tax expense for the first quarter of fiscal 2010 of approximately $91.6 million, which is due to the release of previously established tax liabilities of $67.8 million, principally related to the acquisition of Avant! Corporation in 2002, as well as a release of a valuation allowance of $21.6 million for foreign tax credits which were utilized in connection with the settlement. The total decrease in unrecognized tax benefits was approximately $86.8 million of which $67.8 million has been reflected in the effective tax rate while the remaining $19.0 million is reflected in accrued income taxes.

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

The IRS has commenced an audit of the Company’s fiscal years 2006-2008 as well as certain returns filed by Synplicity, Inc. prior to its acquisition by the Company in May 2008. As of April 30, 2010, no adjustments have been proposed.

Note 16. Contingencies

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations.

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

Fiscal Year End. Our fiscal year ends on the Saturday nearest to October 31. Our second quarter of fiscal 2010 ended on May 1, 2010. Fiscal 2010 and fiscal 2009 are both 52-week fiscal years. For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the applicable calendar month end.

Overview

Business Summary

Synopsys is a world leader in the electronic design automation (EDA) market. We supply software, IP and services for semiconductor design, verification and manufacturing. We develop and license the complex software that engineers use to design integrated circuits, also known as chips. We offer a broad portfolio of highly integrated solutions that simplify the chip design process, enable the development and production of electronic products, and accelerate time-to-market for our customers.

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

Nevertheless, our business model and longer-term financial results are not immune from sustained economic downturns and continued uncertainty in the global economy. The recent financial turmoil and economic uncertainty have caused some of our customers to postpone investments and purchase decisions or decrease their spending with us. If the financial turmoil and economic uncertainty continue and cause further postponements of customer investments and purchase decisions or consolidation among our customers, or if committed average annual revenue from customers does not grow, our year-over-year revenue results could be adversely affected. Although the semiconductor industry is projected to experience revenue growth in 2010, semiconductor companies generally remain cautious and focused on their costs, including in their research and development budgets. As a result, we remain cautious regarding potential increases in spending on EDA products and services in 2010 by semiconductor companies.

We continue to monitor market conditions and may make adjustments to our business in order to reduce the adverse impact that the prolonged economic uncertainty could have on our business. We expect to continue to explore both organic and inorganic growth opportunities. In particular, we may acquire companies or technology that can contribute to the strategic, operational and financial performance of our business. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us successfully execute our strategies.

Financial Performance Summary for the Three Months Ended April 30, 2010

•

While total revenue remained consistent as compared to the same period in fiscal 2009, our net income decreased by $8.8 million, or 18%, from $48.3 million to $39.5 million. The decrease was primarily due to the increase in operating expenses, particularly research and development expenses, as a result of acquisitions completed in fiscal 2010 and 2009.

•	We derived over 90% of our total revenue from time-based licenses, maintenance and services in fiscal 2010 and fiscal 2009.

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

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $338.3 million that are recorded on our balance sheet as of April 30, 2010 will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

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

Total Revenue

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$338.1	$336.8	$1.3	<1%
Six months ended	$668.3	$676.6	$(8.3)	(1)%

Total revenue for the three months ended April 30, 2010 compared to the same period in fiscal 2009 was relatively flat.

The decrease in total revenue for the six months ended April 30, 2010 compared to the same period in fiscal 2009 was primarily due to lower time-based license revenue in the first quarter of fiscal 2010.

Beginning in fiscal 2010, we included contingent revenue as time-based revenue. As a result, $3.3 million and $5.9 million in contingent revenue were reclassified from upfront license to time-based license revenue for the three and six months ended April 30, 2009 to conform to fiscal 2010 presentation. This reclassification had no impact on total revenue.

Time-Based License Revenue

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$288.7	$287.3	$1.4	<1%
Percentage of total revenue	85%	85%
Six months ended	$561.1	$575.0	$(13.9)	(2)%
Percentage of total revenue	84%	85%

Time-based license revenue for the three and six months ended April 30, 2010 compared to the same period in fiscal 2009 was relatively flat. Revenue changes were primarily due to customer requirements including payment terms and the timing of the renewals.

Upfront License Revenue

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$12.7	$12.7	$—	—%
Percentage of total revenue	4%	4%
Six months ended	$33.2	$28.4	$4.8	17%
Percentage of total revenue	5%	4%

Changes in upfront license revenue are generally attributable to fluctuations in customer license requirements which can drive the amount of upfront revenue in any particular period. Upfront license revenue for the three months ended April 30, 2010 compared to the same period in fiscal 2009 was flat. The increase in upfront license revenue for the six months ended April 30, 2010 compared to the same period in fiscal 2009 was primarily attributable to an increase in revenue from perpetual licenses due to these normal fluctuations.

Maintenance and Service Revenue

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended
Maintenance revenue	$19.7	$21.6	$(1.9)	(9)%
Professional services and other revenue	17.0	15.2	1.8	12%

Total maintenance and services revenue	$36.7	$36.8	$(0.1)	—%

Percentage of total revenue	11%	11%
Six months ended
Maintenance revenue	$39.1	$42.3	$(3.2)	(8)%
Professional services and other revenue	34.9	30.9	4.0	13%

Total maintenance and services revenue	$74.0	$73.2	$0.8	1%

Percentage of total revenue	11%	11%

Maintenance revenue decreased in the three and six months ended April 30, 2010 compared to the same periods in fiscal 2009 primarily due to the timing of renewals of maintenance contracts.

Professional services and other revenue increased in the three and six months ended April 30, 2010 compared to the same period in fiscal 2009, primarily due to an increase in customer demand for professional services and the increase in number of contracts completed.

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

Acquisition Expenses. During the six months ended April 30, 2010, we made certain acquisitions that were not considered material to our unaudited condensed consolidated financial statements. Beginning in fiscal 2010, the costs arising from such acquisitions are expensed in the period when they are incurred as required by the new accounting requirements. Acquisition costs include contract terminations, professional service fees, severance costs for employee terminations and other directly related charges. Prior to fiscal 2010, such costs were recorded as purchase consideration. Our period over period comparisons have been affected to a limited extent by this change in the treatment of acquisition costs and have been included in our analysis in the following paragraphs.

Cost of Revenue

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended
Cost of license revenue	$44.9	$42.3	$2.6	6%
Cost of maintenance and service revenue	15.3	15.0	0.3	2%
Amortization of intangible assets	8.8	7.7	1.1	14%

Total	$69.0	$65.0	$4.0	6%

Percentage of total revenue	20%	19%
Six months ended
Cost of license revenue	$86.1	$84.1	$2.0	2%
Cost of maintenance and service revenue	31.8	30.6	1.2	4%
Amortization of intangible assets	16.7	15.7	1.0	6%

Total	$134.6	$130.4	$4.2	3%

Percentage of total revenue	20%	19%

We divide cost of revenue into three categories: cost of license revenue, cost of maintenance and service revenue, and amortization of intangible assets. We segregate expenses directly associated with consulting and training services from cost of license revenue associated with internal functions providing license delivery and post-customer contract support services. We then allocate these group costs between cost of license revenue and cost of maintenance and service revenue based on license and maintenance and service revenue reported. Our cost of revenue includes a high percentage of fixed costs and does not generally fluctuate with our revenues.

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

Amortization of intangible assets. Amortization of acquired intangible assets, which is included in cost of revenue and operating expenses, includes the amortization of core/developed technology, contract rights trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

The increase in cost of revenue of $4.0 million and $4.2 million in the three and six months ended April 30, 2010 compared to the same periods in fiscal 2009 respectively, was primarily due to an increase in employee related costs reflecting headcount increases and amortization of intangible assets as a result of current and prior year acquisitions.

Operating Expenses

Research and Development

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$113.1	$103.0	$10.1	10%
Percentage of total revenue	33%	31%
Six months ended	$214.3	$200.8	$13.5	7%
Percentage of total revenue	32%	30%

The increase in research and development expense in the three months ended April 30, 2010 compared to the same period in fiscal 2009 was primarily due to an increase of $2.5 million in acquisition related costs. In addition, there was an increase in $6.3 million in employee related costs and $2.7 million in functionally allocated expenses as a result of headcount increases primarily from our current and prior year acquisitions.

The increase in research and development expense for the six months ended April 30, 2010 compared with the same period in fiscal 2009 was primarily due to an increase of $7.4 million in employee related costs and $4.5 million in functionally allocated expenses, as a result of headcount increases primarily from our current and prior year acquisitions. In addition there was an increase of $2.6 million in acquisition related costs and $3.2 million in the fair value of our deferred compensation plan obligation. These increases were partially offset by a $3.5 million decrease in depreciation and other miscellaneous expenses.

Sales and Marketing

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$79.4	$82.5	$(3.1)	(4)%
Percentage of total revenue	23%	24%
Six months ended	$159.0	$159.9	$(0.9)	(1)%
Percentage of total revenue	24%	24%

The decrease in sales and marketing expenses for the three months ended April 30, 2010 compared to the same period in fiscal 2009 was primarily attributable to lower variable compensation driven by timing of shipments based on contract requirements.

Sales and marketing expenses were relatively flat for the six months ended April 30, 2010 compared to the same period in fiscal 2009.

General and Administrative

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$28.7	$28.7	$—	—%
Percentage of total revenue	8%	9%
Six months ended	$54.6	$55.9	$(1.3)	(2)%
Percentage of total revenue	8%	8%

General and administrative expenses were flat for the three months ended April 30, 2010 compared to the same period in fiscal 2009. During the period, there were increases of $2.7 million in acquisition related costs and $4.5 million in employee related costs, legal fees and facility costs, which were primarily offset by a $1.6 million decrease in bad debt reserve and $5.8 million decrease in other general and functionally allocated expenses.

The decrease in general and administrative expenses for the six months ended April 30, 2010 compared to the same period in fiscal 2009 was driven primarily by increases of $3.7 million in acquisition related costs and $7.3 million in employee related costs, facility costs and legal fees. These increases were offset by lower functionally allocated expenses of $5.6 million and bad debt reserve of $3.5 million.

Amortization of Intangible Assets

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended
Included in cost of revenue	$8.8	$7.7	$1.1	14%
Included in operating expenses	3.0	2.9	0.1	3%

Total	$11.8	$10.6	$1.2	11%

Percentage of total revenue	3%	3%
Six months ended
Included in cost of revenue	$16.7	$15.7	$1.0	6%
Included in operating expenses	5.8	6.7	(0.9)	(13)%

Total	$22.5	$22.4	$0.1	<1%

Percentage of total revenue	3%	3%

The increase in amortization of intangible assets is due to our acquisitions in fiscal 2010. See Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income, net

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended
Interest income	$1.5	$2.8	$(1.3)	(46)%
Gain on assets related to executive deferred compensation plan assets	4.2	3.5	0.7	20%
Foreign currency exchange gain	1.3	2.3	(1.0)	(43)%
Other, net	1.9	1.8	0.1	6%

Total	$8.9	$10.4	$(1.5)	(14)%

Six months ended
Interest income	$3.2	$6.4	$(3.2)	(50)%
Gain (loss) on assets related to executive deferred compensation plan assets	5.8	(0.5)	6.3	(1,260)%
Foreign currency exchange gain	—	5.7	(5.7)	(100)%
Other, net	2.2	0.9	1.3	144%

Total	$11.2	$12.5	$(1.3)	(10)%

Other income, net, decreased during the three and six months ended April 30, 2010, compared to the same periods in fiscal 2009 primarily due to a decrease in foreign currency exchange gains due to currency fluctuations and a decrease in interest income due to lower interest rates. These decreases were partially offset by an increase in the fair market value of investments in our non-qualified deferred compensation plan and a gain on the sale of an investment.

Taxes

See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the six months ended April 30, 2010.

Cash and Cash Equivalents and Short-Term Investments

	April 30, 2010	October 31, 2009	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$669.4	$701.6	$(32.2)	(5)%
Short-term investments	409.0	466.7	(57.7)	(12)%

Total	$1,078.4	$1,168.3	$(89.9)	(8)%

During the six months ended April 30, 2010, our primary sources and uses of cash consisted of (1) cash provided by operating activities of $36.2 million, (2) proceeds from sales and maturities of short-term investments of $188.7 million, (3) purchases of investments of $131.7 million, (4) cash paid for acquisitions and intangibles, net of cash acquired of $130.9 million, (5) proceeds from exercises of stock options of $73.2 million, and (6) repurchases of common stock of $50.3 million.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of April 30, 2010, we held an aggregate of $504.7 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $573.7 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings.

Cash Flows

	April 30,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Six months ended
Cash provided by (used in) operating activities	$36.2	$(57.2)	$93.4	(163)%
Cash used in investing activities	(89.2)	(39.7)	(49.5)	125%
Cash provided by financing activities	21.6	25.7	(4.1)	(16)%

Cash provided by (used in) operating activities. Cash provided by (used in) operations is dependent primarily upon the payment terms of our license agreements. To be classified as upfront revenue, we require that 75% of a term or perpetual license fee be paid within the first year. Conversely, payment terms for TSLs are generally extended and the license fee is typically paid either quarterly or annually in even increments over the term of the license. Accordingly, we generally receive cash from upfront license revenue much sooner than from time-based license revenue.

Cash provided by operating activities increased in the six months ended April 30, 2010 compared to same period in fiscal 2009 primarily due to increased cash received from customers as a result of timing of billings, decreased bonus and commission payments and lower payments to vendors.

Cash used in investing activities. The increase in cash used in investing activities in the six months ended April 30, 2010 compared to same period in fiscal 2009 primarily relates to an increase in cash paid for acquisitions partially offset by the proceeds from maturities of short-term investments.

Cash provided by financing activities. The increase in cash provided by financing activities in the six months ended April 30, 2010 compared to same period in fiscal 2009 primarily relates to issuance of our common stock for stock compensation partially offset by common stock repurchases under our stock repurchase program. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

Cash used in or provided by our activities may fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions and stock repurchases.

Accounts Receivable, net

April 30, 2010	October 31, 2009	Dollar Change	% Change
(dollars in millions)
$149.7	$127.0	$22.6	18%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 40 days at April 30, 2010, and 34 days at October 31, 2009. The increase in DSO, along with an increase in accounts receivable balance, primarily relates to timing of billings to customers during fiscal 2010.

Net Working Capital. Working capital is composed of current assets less current liabilities. As of April 30, 2010, our net working capital was $659.3 million, compared to $649.2 million as of October 31, 2009. The increase of $10.1 million was primarily due to an increase in accounts receivable of $22.6 million as described above, along with decreases in accounts payable and accrued liabilities of $68.3 million, and $48.2 million in deferred revenue. These increases were partially offset by decreases in cash, cash equivalents and short-term investments of $89.9 million due to our use of cash as described above and in remaining current assets of $16.6 million, along with an increase in accrued income taxes of $22.5 million.

Other Commitments—Revolving Credit Facility. On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of April 30, 2010, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Other

Our cash equivalent and short-term investment portfolio as of April 30, 2010, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of recent financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of April 30, 2010, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months and six months ended April 30, 2010 and 2009, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

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

As of April 30, 2010, our exposure to market risk has not changed materially since October 31, 2009. The average yield at purchase for our short-term investment portfolio remains approximately the same as of October 31, 2009. For more information in financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on December 18, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of April 30, 2010 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2010, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The continued uncertainty in the global economy, and its potential impact on semiconductor and electronics industries in particular, may harm our business, operating results and financial condition.

As a result of the recent major global recession, the global economy continues to experience significant uncertainty, stock market volatility, tightened credit markets, concerns about both deflation and inflation, reduced demand for products, lower consumer confidence, reduced capital spending, liquidity concerns and business insolvencies. These declines, and uncertainty about future economic conditions, could continue to negatively impact our customers’ businesses, reducing demand for our products and adversely affecting our business. We cannot predict the timing, strength or duration of the global economic downturn or any subsequent recovery, so our future business and financial results are subject to considerable uncertainty, and our stock price is at risk of volatile change. The recent global recession had adversely affected the semiconductor industry. Although the semiconductor industry is projected to experience revenue growth in 2010, semiconductor companies generally remain cautious and focused on their costs, including in their research and development budgets, out of which spending on EDA products and services occurs. As a result, Synopsys does not anticipate increases in spending on EDA products and services in 2010 by semiconductor companies.

In addition, the EDA industry has been adversely affected by many other factors, uncertainty regarding long-term growth rates and underlying financial health of various economies around the world, excess EDA tool capacity and increased competition. These factors could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

If the current global economic conditions and uncertainty persist, or if semiconductor industry revenues do not continue to grow as projected, our business, financial condition and results of operations will be harmed.

In the event that current general economic conditions and uncertainty persist or worsen for any extended period of time or fail to significantly improve, or if semiconductor industry revenues do not continue to grow as projected, our revenues and financial results will be adversely affected.

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

Accordingly, if economic conditions further deteriorate or fail to significantly improve for any extended period of time, or if semiconductor industry revenues do not continue to grow as projected, our future revenues and financial results will be adversely affected. Conversely, in the event of future improvement in economic conditions for our customers, the positive impact on our revenues and financial results will be deferred due to our business model.

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

We may not be able to acquire businesses or complementary technologies and we may not be able to realize the potential financial or strategic benefits of the business acquisitions or strategic investments we complete, which could hurt our ability to grow our business, develop new products or sell our products.

We have acquired a number of companies or their assets in the past and expect to make additional acquisitions of businesses or complementary technologies in the future. We may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to competition, unfavorable credit markets or other risks, which could harm our operating results. We have acquired a number of companies and technologies in recent years. In addition to direct costs, acquisitions pose a number of risks, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Potential negative impact on operating margins due to the increased headcount costs and other expenses associated with adding and supporting new products;

•	Difficulties in retaining key employees and integrating them into Synopsys;

•	Failure to realize expected synergies or cost savings;

•	Regulatory delays;

•	Drain on management time for acquisition-related activities;

•	Assumption of unknown liabilities, including tax, and unanticipated costs;

•	Diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	Adverse effects on customer buying patterns or relationships; and

•	Negative impact on our earnings resulting from the application of ASC 805, Business Combinations, which became applicable to our acquisitions beginning in the first quarter of fiscal 2010.

While we review proposed acquisitions carefully and strive to negotiate terms that are favorable to us, an acquisition may not positively affect our future performance and additionally, may harm our operating results, particularly if we are unable to grow revenue from the products or technologies acquired. If we determine we cannot use or sell an acquired product or technology, we will be required to write down intangible assets associated with the product or technology which would harm our operating results.

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

Our cash equivalent and short-term investment portfolio as of April 30, 2010 consisted of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. Recent economic conditions have increased the risk of credit downgrades in financial markets and we may suffer losses if our bond holdings are downgraded. However, we follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer.

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

During the second quarter of fiscal year 2010, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may suffer other than temporary impairments in future periods.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended April 30, 2010.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
January 31, 2010 through March 6, 2010	309,700	$21.8008	309,700	$467,991,096
Month #2
March 7, 2010 through April 3, 2010	802,577	$22.7371	802,577	$449,742,833
Month #3
April 4, 2010 through May 1, 2010	—	$—	—	$449,742,833

Total	1,112,277	$22.4764	1,112,277	$449,742,833

(1)	All months shown are Synopsys’ fiscal months.

On September 3, 2009, our Board of Directors replenished our stock repurchase program such that we are authorized to purchase up to $500.0 million of our common stock. Originally approved in 2002, our stock repurchase program has been periodically replenished to $500.0 million. Funds are available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. As of April 30, 2010, $449.7 million remained authorized for future repurchases. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.21*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	03/31/10

10.30*	2005 Non-Employee Directors Equity Plan, as amended	8-K	000-19807	10.30	03/31/10

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*	Indicates a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: June 4, 2010	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.21*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	03/31/10

10.30*	2005 Non-Employee Directors Equity Plan, as amended	8-K	000-19807	10.30	03/31/10

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*	Indicates a management contract, compensatory plan or arrangement.