Form 10-Q
period 2010-07-31
SYNOPSYS INC
filed 2010-09-08
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

As of September 3, 2010, there were 148,561,589 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JULY 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	July 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$883,441	$701,613
Short-term investments	326,384	466,713

Total cash, cash equivalents and short-term investments	1,209,825	1,168,326
Accounts receivable, net of allowances of $2,760 and $3,587, respectively	148,582	127,010
Deferred income taxes	72,022	73,453
Income taxes receivable	26,568	51,191
Prepaid and other current assets	38,977	43,820

Total current assets	1,495,974	1,463,800
Property and equipment, net	139,102	146,910
Goodwill	1,002,531	932,691
Intangible assets, net	118,061	96,810
Long-term deferred income taxes	264,874	205,396
Other long-term assets	94,107	93,247

Total assets	$3,114,649	$2,938,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$240,407	$255,095
Accrued income taxes	2,736	5,508
Deferred revenue	593,911	553,990

Total current liabilities	837,054	814,593
Long-term accrued income taxes	101,731	157,354
Other long-term liabilities	92,082	88,002
Long-term deferred revenue	33,972	34,739

Total liabilities	1,064,839	1,094,688
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 147,537 and 146,945 shares outstanding, respectively	1,475	1,469
Capital in excess of par value	1,527,034	1,500,166
Retained earnings	758,727	574,980
Treasury stock, at cost: 9,728 and 10,326 shares, respectively	(213,637)	(228,618)
Accumulated other comprehensive loss	(23,789)	(3,831)

Total stockholders’ equity	2,049,810	1,844,166

Total liabilities and stockholders’ equity	$3,114,649	$2,938,854

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Revenue:
Time-based license	$286,563	$285,622	$847,710	$860,613
Upfront license	14,650	17,751	47,811	46,129
Maintenance and service	35,716	41,804	109,681	115,025

Total revenue	336,929	345,177	1,005,202	1,021,767
Cost of revenue:
License	43,996	44,173	130,140	128,288
Maintenance and service	14,697	17,410	46,475	48,037
Amortization of intangible assets	8,050	8,452	24,736	24,153

Total cost of revenue	66,743	70,035	201,351	200,478

Gross margin	270,186	275,142	803,851	821,289
Operating expenses:
Research and development	105,649	104,989	319,931	305,792
Sales and marketing	83,812	77,973	242,791	237,877
General and administrative	27,371	27,735	81,937	83,608
In-process research and development	—	400	—	1,000
Amortization of intangible assets	2,561	2,956	8,339	9,683

Total operating expenses	219,393	214,053	652,998	637,960

Operating income	50,793	61,089	150,853	183,329
Other (expense) income, net	(3,046)	5,384	8,109	17,928

Income before provision for income taxes	47,747	66,473	158,962	201,257
Provision (benefit) for income taxes	8,420	19,037	(52,700)	53,104

Net income	$39,327	$47,436	$211,662	$148,153

Net income per share:
Basic	$0.27	$0.33	$1.43	$1.04

Diluted	$0.26	$0.32	$1.40	$1.02

Shares used in computing per share amounts:
Basic	148,006	144,138	147,909	143,093

Diluted	151,106	146,063	151,459	144,699

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended July 31,
	2010	2009
Cash flow from operating activities:
Net income	$211,662	$148,153
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	71,772	74,581
Stock compensation	45,214	42,799
Allowance for doubtful accounts	(851)	2,735
Write-down of long-term investments	468	6,333
Gain on sale of investments	(3,114)	(610)
Deferred income taxes	(31,297)	15,801
In-process research and development	—	1,000
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(19,181)	10,690
Other current assets	(7,497)	4,915
Other long-term assets	(2,470)	(7,071)
Accounts payable and accrued liabilities	(21,270)	(62,358)
Income taxes	(31,445)	1,004
Deferred revenue	32,153	(62,723)

Net cash provided by operating activities	244,144	175,249

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	352,124	223,994
Purchases of short-term investments	(209,564)	(310,323)
Purchases of long-term investments	—	(671)
Purchases of property and equipment	(27,593)	(24,634)
Cash paid for acquisitions and intangible assets, net of cash acquired	(137,681)	(48,248)
Capitalization of software development costs	(2,116)	(2,228)

Net cash used in investing activities	(24,830)	(162,110)

Cash flows from financing activities:
Principal payments on capital leases	(3,609)	(1,675)
Proceeds from credit facilities	—	1,279
Payment on credit facility	—	(260)
Issuances of common stock	87,241	28,237
Purchases of treasury stock	(125,257)	—

Net cash (used in) provided by financing activities	(41,625)	27,581
Effect of exchange rate changes on cash and cash equivalents	4,139	3,929

Net change in cash and cash equivalents	181,828	44,649
Cash and cash equivalents, beginning of period	701,613	577,632

Cash and cash equivalents, end of period	$883,441	$622,281

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

Note 2. Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2009 filed with the SEC on December 18, 2009.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.

Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of Synopsys and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31. The Company’s third quarter of fiscal 2010 ended on July 31, 2010. Fiscal 2010 and fiscal 2009 are both 52-week fiscal years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

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

Note 3. Fair Value Measures

Accounting Standard Codification (ASC) 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes guidelines and enhances disclosures for fair value measurements.

The accounting guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The accounting guidance also establishes a fair value hierarchy based on the independence of the source and objective evidence of the inputs used. There are three fair value hierarchies based upon the level of inputs that are significant to fair value measurement:

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

On a recurring basis, the Company measures fair value of its assets and liabilities which include cash equivalents, short-term investments, marketable equity securities, a non-qualified deferred compensation plan, foreign currency derivative contracts and contingent consideration associated with business combinations.

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

During the second quarter of fiscal 2010, the Company recorded a liability for contingent consideration of $7.8 million arising from a business combination (see Note 5 for further details). The fair value of the contingent consideration was determined at the acquisition date using the income approach based on the net present value of estimated payments. The contingent consideration was classified within Level 3 as the management assumptions for the valuation included discount rates and estimated probabilities of achievement of certain technical milestones which are unobservable in the market. As of July 31, 2010, the assumptions for the valuation did not materially change.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2010:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$640,940	$640,940	$—	$—
Short-term investments:
Municipal securities	326,384	—	326,384	—
Prepaid and other current assets:
Foreign currency derivative contracts	1,129	—	1,129	—
Other long-term assets:
Deferred compensation plan assets	77,412	77,412	—	—

Total assets	$1,045,865	$718,352	$327,513	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$11,458	$—	$11,458	$—
Contingent consideration	2,865	—	—	2,865
Other long-term liabilities:
Contingent consideration	4,935	—	—	4,935

Total liabilities	$19,258	$—	$11,458	$7,800

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2009:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$461,068	$461,068	$—	$—
Short-term investments:
Municipal securities	466,713	—	466,713	—
Other current assets:
Foreign currency derivative contracts	12,019	—	12,019	—
Other long-term assets:
Marketable equity securities(1)	2,140	2,140	—	—
Deferred compensation plan assets	73,968	—	73,968	—

Total assets	$1,015,908	$463,208	$552,700	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$846	$—	$846	$—

Total liabilities	$846	$—	$846	$—

(1)	During the fiscal year ended October 31, 2009, the Company recorded a $0.9 million other-than-temporary impairment charge in other (expense) income, net, due to the decline of the stock price of a public company in its long-term investment portfolio. This investment was subsequently sold during the nine months ended July 31, 2010 and a gain of $2.1 million was recorded in other (expense) income, net.

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates other-than-temporary decline in value has occurred. The following table presents the non-marketable equity securities that were measured and recorded at fair value within long-term assets and the loss recorded during the following periods:

	Balance as of July 31, 2010	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended July 31, 2010	Total (losses) during nine months ended July 31, 2010
	(in thousands)
Non-marketable equity securities	$452	$452	$(468)	$(468)

The Company recognized a $0.5 million other-than-temporary charge in one of its investments during the three and nine months ended July 31, 2010. The fair value of this investment was calculated using the income approach.

	Balance as of July 31, 2009	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended July 31, 2009	Total (losses) during nine months ended July 31, 2009
	(in thousands)
Non-marketable equity securities	$3,206	$3,206	$(3,374)	$(5,464)

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company identified impairment indicators in these investments and calculated the fair value by determining what a willing buyer would pay to purchase the securities using a financial model based on business enterprise value and calculating its liquidity preference. The inputs to the financial model were based on cash flow projections.

Note 4. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at July 31, 2010
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$33,338	$—	$—	$—	$33,338
Money market funds (U.S.)	240,839	—	—	—	240,839
Cash deposits and money market funds (International)	609,264	—	—	—	609,264
Municipal securities	324,613	1,779	(8)	—	326,384

	1,208,054	1,779	(8)	—	1,209,825

Classified as non-current assets:
Non-marketable equity securities	7,360	—	—	—	7,360

Total	$1,215,414	$1,779	$(8)	$—	$1,217,185

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value (1)
	(in thousands)
Balance at October 31, 2009
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$40,390	$—	$—	$—	$40,390
Money market funds (U.S.)	141,418	—	—	—	141,418
Cash deposits and money market funds (International)	519,805	—	—	—	519,805
Municipal securities	463,966	2,827	(80)	—	466,713

	1,165,579	2,827	(80)	—	1,168,326

Classified as non-current assets:
Marketable and non-marketable equity securities	8,002	1,796	—	—	9,798

Total	$1,173,581	$4,623	$(80)	$—	$1,178,124

(1)	See Note 3 for further discussion on fair values of money market funds, municipal securities, and non-marketable equity securities.

As of July 31, 2010, the stated maturities of the Company’s short-term investments are $87.4 million within one year, $129.6 million within one to five years, $37.0 million within five to ten years and $72.4 million after ten years. Actual maturities differ from the stated maturities because borrowers may have the right to call or prepay these obligations. Accordingly, these investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other (expense) income, net. Realized gains and losses on sales of short-term investments have not been material in any period presented.

Derivatives. In accordance with ASC 815, Derivatives and Hedging, the Company recognizes derivative instruments as either assets or liabilities in the unaudited condensed consolidated financial statements at fair value and provides qualitative and quantitative disclosures about such derivatives.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other (expense) income, net. The premium/discount component of the forward contracts is recorded to other (expense) income, net and is not included in evaluating hedging effectiveness.

Non-designated Hedging Activities

The Company’s foreign exchange forward contracts that are used to hedge non-functional currency denominated balance sheet assets and liabilities are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other (expense) income, net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also recorded in other (expense) income, net. The duration of the forward contracts for hedging the Company’s balance sheet exposure is approximately one month.

The Company also has certain foreign exchange forward contracts for hedging certain international revenue and expenses that are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other (expense) income, net. The gains and losses on these forward contracts generally offset the gains and losses associated with the foreign currency in operating income. The duration of these forward contracts is usually less than one year. The overall goal of the Company’s hedging program is to minimize the impact of currency fluctuations on its net income over its fiscal year.

During the three and nine months ended July 31, 2010, $3.0 million and $4.5 million of losses, respectively, and during the three and nine months ended July 31, 2009, $1.7 million and $7.8 million of gains, respectively, were recorded in other (expense) income, net due to changes in the fair values of non-designated forward contracts. As of July 31, 2010, the Company had a total gross notional amount of $435.2 million of short-term foreign currency forward contracts outstanding with net fair values of ($10.3) million. As of October 31, 2009, the Company had a total gross notional amount of $525.4 million of short-term foreign currency forward contracts outstanding with net fair values of $11.2 million. The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of July 31, 2010 and October 31, 2009, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2010
Other current assets	$1,129	$—
Other current liabilities	$11,181	$277

As of October 31, 2009
Other current assets	$10,273	$1,746
Other current liabilities	$846	$—

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain(loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain(loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2010
Foreign exchange contracts	Revenue	$(3,644)	Revenue	$703
Foreign exchange contracts	Operating expenses	(3,413)	Operating expenses	(236)

Total		$(7,057)		$467

Three months ended July 31, 2009
Foreign exchange contracts	Revenue	$2,373	Revenue	$1,896
Foreign exchange contracts	Operating expenses	9,899	Operating expenses	(2,849)

Total		$12,272		$(953)

Nine months ended July 31, 2010
Foreign exchange contracts	Revenue	$(2,565)	Revenue	$1,601
Foreign exchange contracts	Operating expenses	(9,783)	Operating expenses	2,615

Total		$(12,348)		$4,216

Nine months ended July 31, 2009
Foreign exchange contracts	Revenue	$4,486	Revenue	$4,216
Foreign exchange contracts	Operating expenses	10,384	Operating expenses	(13,553)

Total		$14,870		$(9,337)

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the ineffective portion and the portion excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other (expense) income, net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
Three months ended July 31, 2010
Foreign exchange contracts	$320	$(892)

Three months ended July 31, 2009
Foreign exchange contracts	$41	$(36)

Nine months ended July 31, 2010
Foreign exchange contracts	$278	$(1,051)

Nine months ended July 31, 2009
Foreign exchange contracts	$3	$3,008

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

Note 5. Business Combinations

Effective for fiscal 2010, the Company adopted new accounting guidance, ASC 805, Business Combinations. During the nine months ended July 31, 2010, the Company completed several acquisitions and preliminarily allocated the total purchase consideration of $146.9 million to the assets acquired and liabilities assumed based on their respective fair values at the acquisition dates, resulting in total goodwill of $66.4 million. These acquisitions are not considered material individually or in the aggregate to the Company’s unaudited condensed consolidated balance sheet and results of operations. The unaudited condensed consolidated financial statements include the operating results of the acquired businesses from their respective acquisition dates.

Acquired identifiable intangible assets totaling $51.5 million are being amortized over their respective useful lives ranging from two to nine years. The purchase consideration includes contingent consideration of $10.0 million payable upon the achievement of certain technology milestones over three years. The contingent consideration was recorded as a liability at its estimated fair value determined based on the net present value of estimated payments of $7.8 million on the acquisition date and will be remeasured quarterly during the three-year contingency period with changes in its fair value recorded in the Company’s statements of operations. The change in the fair value upon remeasurement was immaterial for the three and nine months ended July 31, 2010.

Other

During the nine months ended July 31, 2010, the Company paid $3.1 million upon the achievement of certain milestones related to prior fiscal year acquisitions.

Note 6. Goodwill and Intangible Assets

Goodwill as of July 31, 2010 consisted of the following:

(in thousands)
Balance at October 31, 2009	$932,691
Additions (1)	66,410
Other adjustments(2)	3,430

Balance at July 31, 2010	$1,002,531

(1)	Additions relate to purchase acquisitions as described in Note 5.
(2)	Adjustments relate to prior fiscal year acquisitions.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets as of July 31, 2010 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$182,491	$108,567	$73,924
Customer relationships	85,120	52,322	32,798
Contract rights intangible	11,400	7,925	3,475
Covenants not to compete	2,200	1,810	390
Trademarks and trade names	2,700	1,340	1,360
In-process research and development (IPRD)(1)	2,825	—	2,825
Capitalized software development costs (2)	8,128	4,839	3,289

Total	$294,864	$176,803	$118,061

(1)	IPRD is classified as an indefinite-lived intangible asset until the project is completed or abandoned.
(2)	During the first quarter of fiscal 2010, the Company retired fully amortized assets of $5.8 million.

Intangible assets as of October 31, 2009 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$146,266	$85,355	$60,911
Customer relationships	73,120	45,715	27,405
Contract rights intangible	8,100	5,661	2,439
Covenants not to compete	2,200	1,247	953
Trademarks and trade names	2,700	911	1,789
Capitalized software development costs	11,755	8,442	3,313

Total	$244,141	$147,331	$96,810

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 30,
	2010	2009	2010	2009
	(in thousands)
Core/developed technology	$7,710	$7,502	$23,212	$21,889
Customer relationships	2,088	2,597	6,607	8,514
Contract rights intangible	589	950	2,264	2,478
Covenant not to compete	88	212	563	521
Trademark and trade names	136	147	429	434
Capitalized software development costs (1)	741	742	2,223	2,196

Total	$11,352	$12,150	$35,298	$36,032

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2010	$10,877
2011	37,313
2012	26,766
2013	17,655
2014	10,943
2015 and thereafter	11,682
IPRD (to be amortized upon project completion or written off upon abandonment)	2,825

Total	$118,061

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Liabilities

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consist of:

	July 31, 2010	October 31, 2009
	(in thousands)
Payroll and related benefits	$166,455	$189,719
Other accrued liabilities	58,021	45,734
Accounts payable	11,245	10,136
Facility restructuring charge(1)	3,125	4,538
Prior fiscal year acquisition related costs	1,561	4,968

Total	$240,407	$255,095

(1)	Loss on the closure of a facility obtained through a prior fiscal year acquisition.

Other Long-term Liabilities. Other long-term liabilities consist of:

	July 31, 2010	October 31 2009
	(in thousands)
Deferred compensation liability	$77,412	$69,709
Other long-term liabilities	14,670	18,293

Total	$92,082	$88,002

Note 8. Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of July 31, 2010, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 9. Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)
Net income	$39,327	$47,436	$211,662	$148,153
Change in unrealized (losses) gains on investments, net of tax of $43 and $1,102, for the three and nine months ended July 31, 2010, respectively, and of ($111) and ($1,447) for each of the same periods in fiscal 2009, respectively	(66)	169	(1,670)	2,193
Deferred (losses) gains on cash flow hedges, net of tax of $1,461 and $1,940, for the three and nine months ended July 31, 2010, respectively, and of ($3,013) and ($3,079) for each of the same periods in fiscal 2009, respectively	(7,321)	12,272	(12,570)	14,870
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of $474 and $2,095, for the three and nine months ended July 31, 2010, respectively, and of ($138) and ($1,846) for each of the same periods in fiscal 2009, respectively	(468)	912	(4,216)	9,333
Foreign currency translation adjustment	(126)	4,367	(1,502)	1,012

Total	$31,346	$65,156	$191,704	$175,561

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three and nine months ended July 31, 2010, the Company purchased 3.5 million shares at an average price of $21.58 per share and 5.8 million shares at an average price of $21.76 per share, respectively, for an aggregate purchase price of $75.0 million and $125.3 million, respectively. There were no stock repurchases during the three and nine months ended July 31, 2009. During the three and nine months ended July 31, 2010, approximately 1.2 million and 6.4 million shares, respectively, were reissued from treasury stock for employee stock compensation purposes. During the three and nine months ended July 31, 2009, approximately 0.2 million and 2.5 million shares, respectively, were reissued from treasury stock for employee stock compensation purposes. As of July 31, 2010, $374.7 million remained available for future purchases under the program.

Note 11. Stock Compensation

The Company determines the fair value of stock based awards in the form of stock options, employee stock purchases under the Employee Stock Purchase Plan (ESPP), restricted stock, and restricted stock units on the grant date. The value of awards expected to vest is recognized as expense over the applicable service periods. The Company uses the straight-line attribution method to recognize stock compensation costs over the service period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards in accordance with ASC 718, Compensation—Stock Compensation. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the ESPP is estimated by a combination of implied volatility for publicly traded options of the Company’s common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s stock awards. The expected term of the Company’s stock awards is based on historical experience.

As of July 31, 2010, there was $80.3 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.7 years. The intrinsic values of options exercised during the three and nine months ended July 31, 2010 were $5.7 million and $18.7 million, respectively. The intrinsic values of options exercised during the three and nine months ended July 31, 2009 were $0.5 million and $2.2 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statements of operations for these stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)
Cost of license	$1,585	$1,640	$5,116	$5,013
Cost of maintenance and service	490	536	1,531	1,626
Research and development expense	6,366	5,994	19,863	18,166
Sales and marketing expense	3,030	2,964	9,544	9,224
General and administrative expense	3,043	2,861	9,160	8,770

Stock compensation expense before taxes	14,514	13,995	45,214	42,799
Income tax benefit	(3,327)	(3,163)	(10,363)	(9,673)

Stock compensation expense after taxes	$11,187	$10,832	$34,851	$33,126

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

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below illustrates the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)
Numerator:
Net income	$39,327	$47,436	$211,662	$148,153

Denominator:
Weighted-average common shares for basic net income per share	148,006	144,138	147,909	143,093
Dilutive effect of common share equivalents from equity-based compensation	3,100	1,925	3,550	1,606

Weighted-average common shares for diluted net income per share	151,106	146,063	151,459	144,699

Diluted net income per share excludes 12.2 million and 11.0 million of anti-dilutive stock options and unvested restricted stock units and awards, respectively, for the three and nine months ended July 31, 2010, and 20.0 million and 19.2 million of anti-dilutive stock options and unvested restricted stock units and awards for the three and nine months ended July 31, 2009, respectively. While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

The Company provides software and hardware products and consulting services in the electronic design automation software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses to the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable segment.

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)
Revenue:
United States	$165,841	$169,553	$489,112	$495,611
Europe	45,245	47,587	136,482	148,022
Japan	61,261	65,791	187,504	202,969
Asia-Pacific and other	64,582	62,246	192,104	175,165

Consolidated	$336,929	$345,177	$1,005,202	$1,021,767

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for more than ten percent of the Company’s consolidated revenue for the three and nine months ended July 31, 2010 and 2009, respectively.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Other (expense) income, net

The following table presents the components of other (expense) income, net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)
Interest income	$1,315	$2,364	$4,545	$8,788
(Loss) gain on assets related to deferred compensation plan	(2,165)	6,134	3,662	5,615
Foreign currency exchange (loss) gain	(1,234)	(18)	(1,201)	5,694
Write-down of long-term investments	(468)	(3,374)	(468)	(6,333)
Other (expense) income, net	(494)	278	1,571	4,164

Total	$(3,046)	$5,384	$8,109	$17,928

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company considers estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Income before income taxes	$47,747	$66,473	$158,962	$201,257
Provision (benefit) for income tax	$8,420	$19,037	$(52,700)	$53,104
Effective tax rate	17.6%	28.6%	(33.2)%	26.4%

The Company’s effective tax rate for the three and nine months ended July 31, 2010 is lower than the statutory federal income tax rate of 35% primarily due to its non-U.S. operations, which are taxed at lower rates, as well as IRS settlement related adjustments partially offset by state taxes and non-deductible stock compensation. The effective tax rate decreased in the three months ended July 31, 2010, as compared to the same period in fiscal 2009, primarily due to IRS settlement related adjustments and the tax effect of the expiration of a statute of limitations in the prior fiscal year, partially offset by the expiration of the federal research and experimentation credit on December 31, 2009. The effective tax rate decreased in the nine months ended July 31, 2010, as compared to the same period in fiscal 2009, primarily due to reaching the final settlement with the IRS for fiscal years 2002 through 2004. See IRS Examinations below, for further information regarding the IRS settlement.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the next twelve months it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire, and that certain federal and foreign transfer pricing issues could be effectively settled. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $20 million.

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

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2010, in a case between Xilinx, Inc. and the IRS, the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming an earlier U.S. Tax Court ruling that stock option compensation does not need to be included in the costs shared under a cost sharing arrangement. In July 2010 the IRS announced that it would acquiesce to the result of the Xilinx decision, and issued an Action on Decision (AOD) in August 2010. As a result of this announcement, the Company reversed previously recorded liabilities of $5.2 million and recorded a credit to additional paid-in capital in the third quarter of 2010.

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

In the second quarter of fiscal 2009, the Company reached a tentative settlement with the Examination Division of the IRS that would resolve this matter. The settlement was subject to further review and approval within the federal government, including the Joint Committee on Taxation of the U.S. Congress (Joint Committee). The Company was notified of such approval on January 4, 2010. As a result of the settlement, the Company owed additional taxes of approximately $51 million (including interest) which will be fully offset by future tax benefits over the next seven years. Certain refund claims of approximately $35 million are owed to the Company as a result of the settlement. In October 2009, the Company made a prepayment of $19 million to the IRS which is expected to cover the remaining additional taxes arising from the audit of fiscal years 2002-2004. This final settlement resulted in a decrease in the Company’s tax expense for the first quarter of fiscal 2010 of approximately $91.6 million, which is due to the release of previously established tax liabilities of $67.8 million, principally related to the acquisition of Avant! Corporation in 2002, as well as a release of a valuation allowance of $21.6 million for foreign tax credits which were utilized in connection with the settlement. The total decrease in unrecognized tax benefits was approximately $86.8 million of which $67.8 million has been reflected in the effective tax rate while the remaining $19.0 million is reflected in accrued income taxes. In the third quarter of 2010, the Company recorded an additional $2.7 million adjustment with respect to the settlement, primarily due to reductions of its interest liability approved by the IRS as a result of netting of certain refund claims against taxes owed.

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

The IRS has commenced an audit of the Company’s fiscal years 2006-2008 as well as certain returns filed by Synplicity, Inc. prior to its acquisition by the Company in May 2008. As of July 31, 2010, no adjustments have been proposed.

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

Note 18. Subsequent Events

On September 2, 2010, the Company acquired all outstanding shares of Virage Logic Corporation (Virage), including certain unvested equity awards. The Company paid $12.00 per share for each outstanding share of Virage common stock for a total of approximately $312 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular the following discussion, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements include but are not limited to statements concerning: our business, product and platform strategies, expectations regarding previous and future acquisitions; completion of development of our unfinished products, or further development or integration of our existing products; continuation of current industry trends towards vendor consolidation; expectations regarding our license mix; expectations regarding customer interest in more highly integrated tools and design flows; expectations of the success of our intellectual property, design for manufacturing and system-level design initiatives; expectations concerning recent completed acquisitions; expectations that our cash, cash equivalents and short-term investments and cash generated from operations will satisfy our business requirements for the next 12 months; and our expectations of our future liquidity requirements. The words “may,” “will,” “could,” “would,” “anticipate,” “expect,” “intend,” “believe,” “continue,” or the negatives of these terms, or other comparable terminology and similar expressions identify these forward-looking statements. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including, without limitation, those identified below in Part II, Item 1A of this Form 10-Q. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

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

Fiscal Year End. Our fiscal year ends on the Saturday nearest to October 31. Our third quarter of fiscal 2010 ended on July 31, 2010. Fiscal 2010 and fiscal 2009 are both 52-week fiscal years. For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the applicable calendar month end.

Overview

Business Summary

Synopsys is a world leader in the electronic design automation (EDA) market. We supply software, IP and services for semiconductor design, verification and manufacturing. We develop and license the complex software that engineers use to design integrated circuits, also known as chips. We offer a broad portfolio of highly integrated solutions that simplify the chip and system-level design process, enable the development and production of electronic products, and accelerate time-to-market for our customers.

Our customers are generally large semiconductor and electronics manufacturers. Our solutions help them overcome the challenge of developing increasingly advanced electronics products while reducing their design and manufacturing costs. While our products are an important part of our customers’ development process, our customers’ research and development budget and spending decisions may be impacted by their business outlook and their willingness to invest in new and increasingly complex chip designs. The recent global recession intensified the cost and investment challenges for our customers.

Despite the recent global recession, we have maintained profitability and positive cash flow on an annual basis in recent years. We achieved these results not only because of our solid execution, leading technology and strong customer relationships, but also because of our recurring revenue business model. Under this model, a substantial majority of our customers pay for their licenses over time and we typically recognize this recurring revenue over the life of the contract, which averages approximately three years. Recurring revenue generally represents more than 90% of our total revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. We typically enter each quarter with greater than 90% of our revenue for that particular quarter already committed from our customers, providing for stability and predictability of results.

Although our customers in the semiconductor industry have experienced revenue growth in 2010, they still remain cautious and focused on their costs, including in their research and development budgets. In addition, increased spending by our customers with us may not immediately affect our revenue results, due to our revenue business model. While we are still cautious about the magnitude and sustainability of an economic recovery, our business outlook is positive given our strong financials, diligent expense management, and acquisition strategy.

We will continue to monitor market conditions and may make adjustments to our business in the event that the recent revenue growth experienced by the semiconductor industry is irregular or not sustained. We expect to continue to explore both organic and inorganic growth opportunities. In particular, we may continue to acquire companies or technology that can contribute to the strategic, operational and financial performance of our business. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us successfully execute our strategies.

Financial Performance Summary for the Three Months Ended July 31, 2010

•

Our net income decreased by $8.1 million, or 17%, from $47.4 million to $39.3 million compared to the same period in fiscal 2009. The decrease was primarily due to a decrease in upfront license revenue, maintenance and service revenue and an increase in sales and marketing expense for variable compensation driven by timing of shipments. The decrease was partially offset by a lower tax provision.

•	Total revenue decreased by $8.3 million due to lower maintenance and service revenues compared to the same period in fiscal 2009.

•	We continued to derive over 90% of our total revenue from time-based license revenue and maintenance and service revenue in fiscal 2010 and fiscal 2009.

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

The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

•	Revenue recognition;

•	Income taxes;

•	Valuation of stock-based compensation; and

•	Valuation of intangible assets.

We describe our revenue recognition policy below. Our other critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on December 18, 2009.

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

•

Term Licenses. We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the unaudited condensed consolidated statement of operations. For term licenses in which less than 75% of the license fee is payable within one year from shipment, we recognize revenue as customer payments become due and payable. Such revenue is reported as “time-based license revenue” in the unaudited condensed consolidated statement of operations.

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

We recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is reported as “upfront license revenue” in the unaudited condensed consolidated statement of operations. If a technology subscription license is sold together with the hardware, we recognize total revenue ratably over the term of the software license period, or as customer installments become due and payable, whichever is later. Revenue attributable to these hardware sales is reported as “time-based license revenue” in the unaudited condensed consolidated statement of operations.

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

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year). Revenue on professional services orders generally is recognized upon completion and customer acceptance of contractually agreed milestones. Revenue on hardware product orders is recognized generally in full in the quarter that the product is shipped.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service and hardware revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters and to a smaller extent due to contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront license revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional service revenue primarily from orders received in prior quarters, since we recognize revenue from professional services when those services are delivered and accepted, not when they are booked. Our license revenue is sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL shipped on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, perpetual and term licenses with greater than 75% of the license fee due within one year from shipment typically generate current quarter revenue but no future revenue (e.g., a $120,000 order for a perpetual license generates $120,000 in revenue in the quarter the product is shipped, but no future revenue). Additionally, revenue in a particular quarter may also be impacted by perpetual and term licenses in which less than 75% of the license fees is payable within one year from shipment as the related revenue will be recognized as revenue in the period when customer payments become due and payable.

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

Results of Operations

Total Revenue

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$336.9	$345.2	$(8.3)	(2)%
Nine months ended	$1,005.2	$1,021.8	$(16.6)	(2)%

In general, fluctuations in revenue are primarily due to customer requirements including payment terms and the timing of contract renewals.

The decrease in total revenue for the three months ended July 31, 2010 compared to the same period in fiscal 2009 was primarily due to lower upfront license revenue of $3.1 million and lower maintenance and service revenue of $6.1 million.

The decrease in total revenue for the nine months ended July 31, 2010 compared to the same period in fiscal 2009 was primarily due to lower time based revenue of $12.9 million, and lower maintenance and service revenue of $5.3 million.

The fluctuations in revenue for each type of revenue are explained below.

Beginning in fiscal 2010, we included contingent revenue as time-based revenue. As a result, $1.2 million and $7.1 million in contingent revenue were reclassified from upfront license to time-based license revenue for the three and nine months ended July 31, 2009 to conform to fiscal 2010 presentation. This reclassification had no impact on total revenue.

Time-Based License Revenue

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$286.6	$285.6	$1.0	<1%
Percentage of total revenue	85%	83%
Nine months ended	$847.7	$860.6	$(12.9)	(1)%
Percentage of total revenue	84%	84%

Time-based license revenue for the three and nine months ended July 31, 2010 compared to the same period in fiscal 2009 was relatively flat. Revenue changes were primarily due to customer requirements including payment terms and the timing of contract renewals.

Upfront License Revenue

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$14.7	$17.8	$(3.1)	(17	) %
Percentage of total revenue	4%	5%
Nine months ended	$47.8	$46.1	$1.7	4%
Percentage of total revenue	5%	5%

Changes in upfront license revenue are generally attributable to fluctuations in customer license requirements which can drive the amount of upfront revenue in any particular period.

The decrease in upfront license revenue for the three months ended July 31, 2010 compared to the same period in fiscal 2009 was primarily due to a decrease in revenue from upfront term licenses.

The increase in upfront license revenue for the nine months ended July 31, 2010 compared to the same period in fiscal 2009 was primarily attributable to an increase in revenue from perpetual licenses due to customer requirements.

Maintenance and Service Revenue

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended
Maintenance revenue	$19.9	$21.0	$(1.1)	(5)%
Professional services and other revenue	15.8	20.8	(5.0)	(24)%

Total maintenance and services revenue	$35.7	$41.8	$(6.1)	(15)%

Percentage of total revenue	11%	12%
Nine months ended
Maintenance revenue	$59.0	$63.3	$(4.3)	(7)%
Professional services and other revenue	50.7	51.7	(1.0)	(2)%

Total maintenance and services revenue	$109.7	$115.0	$(5.3)	(5)%

Percentage of total revenue	11%	11%

Maintenance revenue decreased in the three and nine months ended July 31, 2010 compared to the same periods in fiscal 2009 primarily due to the timing of renewals of maintenance contracts.

Professional services and other revenue decreased in the three and nine months ended July 31, 2010 compared to the same period in fiscal 2009, primarily due to a decrease in customer demand for professional services and a decrease in the number of large contracts completed in fiscal 2010.

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

Acquisition Expenses. During the nine months ended July 31, 2010, we made certain acquisitions that were not considered material to our unaudited condensed consolidated financial statements. Beginning in fiscal 2010, the costs arising from such acquisitions are expensed in the period when they are incurred as required by the new accounting standards. Acquisition costs include contract terminations, professional service fees, severance costs for employee terminations and other directly related charges. Prior to fiscal 2010, such costs were recorded as purchase consideration. Our period over period comparisons have been affected to a limited extent by this change in the treatment of acquisition costs and have been included in our analysis in the following paragraphs.

Cost of Revenue

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended
Cost of license revenue	$44.0	$44.2	$(0.2)	<(1)%
Cost of maintenance and service revenue	14.7	17.4	(2.7)	(16)%
Amortization of intangible assets	8.0	8.4	(0.4)	(5)%

Total	$66.7	$70.0	$(3.3)	(5)%

Percentage of total revenue	20%	20%
Nine months ended
Cost of license revenue	$130.2	$128.3	$1.9	1%
Cost of maintenance and service revenue	46.5	48.0	(1.5)	(3)%
Amortization of intangible assets	24.7	24.2	0.5	2%

Total	$201.4	$200.5	$0.9	<1%

Percentage of total revenue	20%	20%

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

The decrease in cost of revenue in the three months ended July 31, 2010 compared to the same period in fiscal 2009 was primarily due to decreases of $1.0 million in the fair value of our deferred compensation plan obligation, $1.2 million in personnel related costs from lower consulting services and $1.0 million in material costs. These decreases were offset by an increase of $1.0 million in functionally allocated expenses driven by increased headcount from our current and prior year acquisitions.

The slight increase in cost of revenue for the nine months ended July 31, 2010 compared with the same period in fiscal 2009 was primarily due to employee related costs driven by increased headcount from our current and prior year acquisitions.

Operating Expenses

Research and Development

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$105.6	$105.0	$0.6	1%
Percentage of total revenue	31%	30%
Nine months ended	$319.9	$305.8	$14.1	5%
Percentage of total revenue	32%	30%

Research and development expense in the three months ended July 31, 2010 compared to the same period in fiscal 2009 was relatively flat. The increases in personnel related costs of $2.8 million and $1.3 million in functionally allocated expenses as a result of headcount increases primarily from our current and prior year acquisitions were partially offset by the decrease of $3.9 million in the fair value of our deferred compensation plan obligation.

The increase in research and development expense for the nine months ended July 31, 2010 compared with the same period in fiscal 2009 was primarily due to increases of $12.1 million in personnel related costs and $4.9 million in functionally allocated expenses, as a result of headcount increases primarily from our current and prior year acquisitions.

Sales and Marketing

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$83.8	$78.0	$5.8	7%
Percentage of total revenue	25%	23%
Nine months ended	$242.8	$237.9	$4.9	2%
Percentage of total revenue	24%	23%

The increase in sales and marketing expenses for the three months ended July 31, 2010 compared to the same period in fiscal 2009 was primarily due to an increase of $8.7 million in variable compensation driven by timing of shipments based on contract requirements, offset by a decrease of $2.5 million in the fair value of our deferred compensation plan obligation.

The increase in sales and marketing expenses for the nine months ended July, 31, 2010 compared to the same period in fiscal 2009 was primarily due to an increase of $13.4 million in variable compensation driven by timing of shipments based on contract requirements, offset by a decrease of $4.8 million of other sales and marketing expenses including expenses related to employee conferences and consulting services.

General and Administrative

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended	$27.4	$27.7	$(0.3)	(1)%
Percentage of total revenue	8%	8%
Nine months ended	$81.9	$83.6	$(1.7)	(2)%
Percentage of total revenue	8%	8%

General and administrative expenses for the three months ended July 31, 2010 compared to the same period in fiscal 2009 were flat. The decrease of $3.3 million in functionally allocated expenses, driven by reduced headcount, and $1.2 million in the fair value of our deferred compensation plan obligation were partially offset by an increase of $1.1 million in loss on exit of a capital lease transaction, an increase of $1.0 million in facility costs and an increase of $2.2 million in acquisition related costs.

The decrease in general and administrative expenses for the nine months ended July 31, 2010 compared to the same period in fiscal 2009 was primarily due to a $8.9 million decrease in functionally allocated expenses driven by reduced headcount, and partially offset by an increase of $1.1 million in loss upon exit of a capital lease obligation, an increase of $2.6 million in facility costs and an increase of $5.9 million in acquisition related costs.

Amortization of Intangible Assets

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended
Included in cost of revenue	$8.0	$8.4	$(0.4)	(5)%
Included in operating expenses	2.6	3.0	(0.4)	(13)%

Total	$10.6	$11.4	$(0.8)	(7)%

Percentage of total revenue	3%	3%
Nine months ended
Included in cost of revenue	$24.7	$24.2	$0.5	2%
Included in operating expenses	8.3	9.7	(1.4)	(14)%

Total	$33.0	$33.9	$(0.9)	(3)%

Percentage of total revenue	3%	3%

The decrease in amortization of intangible assets was due to certain intangible assets acquired in prior years becoming fully amortized. See Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other (expense) income, net

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Three months ended
Interest income	$1.3	$2.4	$(1.1)	(46)%
(Loss) gain on assets related to deferred compensation plan	(2.2)	6.1	(8.3)	(136)%
Foreign currency exchange (loss) gain	(1.2)	—	(1.2)	(100)%
Write-down of long-term investments	(0.5)	(3.4)	2.9	(85)%
Other (expense) income, net	(0.4)	0.3	(0.7)	(233)%

Total	$(3.0)	$5.4	$(8.4)	(156)%

Nine months ended
Interest income	$4.5	$8.8	$(4.3)	(49)%
Gain on assets related to deferred compensation plan	3.7	5.6	(1.9)	(34)%
Foreign currency exchange (loss) gain	(1.2)	5.7	(6.9)	(121)%
Write-down of long-term investments	(0.5)	(6.3)	5.8	(92)%
Other income, net	1.6	4.1	(2.5)	(61)%

Total	$8.1	$17.9	$(9.8)	(55)%

Other (expense) income, net, decreased during the three and nine months ended July 31, 2010, compared to the same periods in fiscal 2009 primarily due to a decrease in foreign currency exchange gains due to currency fluctuations, a decrease in interest income and a decrease in the fair market value of investments in our non-qualified deferred compensation plan. These decreases were offset by fewer write-downs of long-term investments as compared to the same period in fiscal 2009.

Taxes

See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during the nine months ended July 31, 2010.

Cash and Cash Equivalents and Short-Term Investments

	July 31, 2010	October 31, 2009	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$883.4	$701.6	$181.8	26%
Short-term investments	326.4	466.7	(140.3)	(30)%

Total	$1,209.8	$1,168.3	$41.5	4%

During the nine months ended July 31, 2010, our primary sources and uses of cash consisted of (1) cash provided by operating activities of $244.1 million, (2) proceeds from sales and maturities of short-term investments of $352.1 million, (3) purchases of investments of $209.6 million, (4) cash paid for acquisitions and intangibles assets, net of cash acquired of $137.7 million, (5) proceeds from exercises of stock options of $87.2 million, and (6) repurchases of common stock of $125.3 million.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of July 31, 2010, we held an aggregate of $584.4 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $625.4 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings.

Cash Flows

	July 31,		Dollar Change	% Change
	2010	2009
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$244.1	$175.2	$68.9	39%
Cash used in investing activities	(24.8)	(162.1)	137.3	(85)%
Cash (used in) provided by financing activities	(41.6)	27.6	(69.2)	(251)%

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

Cash provided by operating activities increased in the nine months ended July 31, 2010 compared to same period in fiscal 2009 primarily due to increased cash received from customers as a result of timing of billings, decreased bonus and commission payments and lower payments to vendors.

Cash used in investing activities. The decrease in cash used in investing activities in the nine months ended July 31, 2010 compared to same period in fiscal 2009 primarily relates to an increase in the sale of short-term investments in preparation for our acquisition of Virage Logic Corporation, offset by cash paid for acquisitions.

Cash (used in) provided by financing activities. The decrease in cash from financing activities in the nine months ended July 31, 2010 compared to same period in fiscal 2009 primarily relates to common stock repurchases under our stock repurchase program, partially offset by issuance of our common stock under our stock compensation plans. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

Cash used in or provided by our activities may fluctuate in future periods as a result of a number of factors, including timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions and stock repurchases.

Accounts Receivable, net

July 31, 2010	October 31, 2009	Dollar Change	% Change
(dollars in millions)
$ 148.6	$127.0	$21.6	17%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 40 days at July 31, 2010, and 34 days at October 31, 2009. The increase in DSO, along with an increase in accounts receivable balance, primarily relates to timing of billings to and collections from customers during fiscal 2010.

Net Working Capital. Working capital is composed of current assets less current liabilities. As of July 31, 2010, our net working capital was $658.9 million, compared to $649.2 million as of October 31, 2009. The increase of $9.7 million was primarily due to an increase in cash, cash equivalents and short-term investments of $41.5 million, accounts receivable of $21.6 million as described above, along with decreases in accounts payable and accrued liabilities of $14.7 million. These increases were partially offset by decreases in income tax receivable net of payable of $21.9 million and deferred revenue of $39.9 million.

Other Commitments—Revolving Credit Facility. On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to Synopsys and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. As of July 31, 2010, we had no outstanding borrowings under this credit facility and were in compliance with all covenants. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for details relating to the credit facility.

Other

Our cash equivalent and short-term investment portfolio as of July 31, 2010, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As a result of recent financial market conditions, some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of July 31, 2010, we had no direct holdings in these categories of investments and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months and nine months ended July 31, 2010 and 2009, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

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

As of July 31, 2010, our exposure to market risk has not changed materially since October 31, 2009. The average yield at purchase for our short-term investment portfolio remains approximately the same as of October 31, 2009. For more information in financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on December 18, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of July 31, 2010 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2010, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

As a result of the recent major global recession, the global economy continues to experience significant uncertainty, stock market volatility, tightened credit markets, concerns about both deflation and inflation, reduced demand for products, lower consumer confidence, reduced capital spending, liquidity concerns and business insolvencies. These declines, and uncertainty about future economic conditions, could continue to negatively impact our customers’ businesses, reducing demand for our products and adversely affecting our business. We cannot predict the timing, strength or duration of the global economic downturn or any subsequent recovery, so our future business and financial results are subject to considerable uncertainty, and our stock price is at risk of volatile change. The recent global recession adversely affected the semiconductor industry. Semiconductor companies generally remain cautious and focused on their costs, including in their research and development budgets, out of which spending on our EDA products and services occurs. In addition, the EDA industry has been adversely affected by many other factors, uncertainty regarding long-term growth rates and underlying financial health of various economies around the world, excess EDA tool capacity and increased competition. These factors could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

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

Accordingly, if economic conditions deteriorate or fail to significantly improve for any extended period of time, or if semiconductor industry revenues do not continue to grow as projected, our future revenues and financial results will be adversely affected. Conversely, in the event of future improvement in economic conditions for our customers, the positive impact on our revenues and financial results will be deferred due to our business model.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions, in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. On May 5, 2009 and February 1, 2010, the President of the United States and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability in the future. On August 10, 2010, the Education Jobs and Medicaid Assistance Act of 2010 (P.L. 111-226) was enacted, which may limit our ability to use foreign tax credits, effective for transactions entered into after our fiscal year 2010.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, can have a significant effect on our reported results and may retroactively affect previously reported results.

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

If new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses will increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development and we may not receive significant, if any, revenue from these investments.

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

Our cash equivalent and short-term investment portfolio as of July 31, 2010 consisted of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. Recent economic conditions have increased the risk of credit downgrades in financial markets and we may suffer losses if our bond holdings are downgraded. However, we follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer.

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

To date in fiscal 2010, we had no impairment charge associated with our short-term investment portfolio. However, we cannot predict future market conditions or market liquidity and our investment portfolio may suffer other than temporary impairments in future periods.

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

The majority of our revenue backlog consists of customer payment obligations not yet due that are attributable to software we have already delivered. A significant portion of revenue we recognize in any period comes from backlog and is dependent upon our receipt of cash from customers. Although customer payment obligations are not cancelable, we will not achieve expected revenue and cash flow if customers default, declare bankruptcy, or otherwise fail to pay amounts owed. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments, including reductions in contract value, due to adverse changes in their own businesses. Our customers’ financial condition and in turn their ability or willingness to fulfill their contractual and financial obligations could be adversely affected by current economic conditions. If payment defaults by our customers significantly increase or we experience significant reductions in existing contractual commitments, our operating results would be harmed.

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

We do not expect that our disclosure controls or internal control system will prevent all error or fraud. Regardless of how well designed and operated it is, a control system can provide only reasonable assurance that its objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

We issue stock options and restricted stock units and maintain an employee stock purchase plan as a key component of our overall compensation. We face pressure from stockholders, who must approve any increases in our equity pool, to limit the use of such equity based compensation and its dilutive effect on stockholders. To the extent that this pressure makes it more difficult to grant equity compensation to employees, we may incur increased cash compensation costs or we may find it difficult to attract, retain and motivate employees, which could adversely affect our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended July 31, 2010.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
Month #1
May 2, 2010 through June 5, 2010	2,264,600	$21.4116	2,264,600	$401,254,106
Month #2
June 6, 2010 through July 3, 2010	1,211,639	$22.8805	1,211,639	$374,742,855
Month #3
July 4, 2010 through July 31, 2010	—	$—	—	$374,742,855

Total	3,476,239	$21.5750	3,476,239	$374,742,855

(1)	All months shown are Synopsys’ fiscal months.

On September 3, 2009, our Board of Directors replenished our stock repurchase program such that we are authorized to purchase up to $500.0 million of our common stock. Originally approved in 2002, our stock repurchase program has been periodically replenished to $500.0 million. Funds are available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. As of July 31, 2010, $374.7 million remained authorized for future repurchases. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: September 8, 2010	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

. 31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.