Form 10-K
period 2010-10-31
SYNOPSYS INC
filed 2010-12-17
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.2 billion. Aggregate market value excludes an aggregate of approximately 53.1 million shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On December 4, 2010, 149.3 million shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders, scheduled to be held on March 24, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.

ANNUAL REPORT ON FORM 10-K

Year ended October 31, 2010

i

Cautionary Note Regarding Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K (this Form 10-K or Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate”, “project” or “continue,” the negatives of such terms, or other comparable terminology. This Form 10-K includes, among others, forward-looking statements regarding our expectations about:

•	our business, product and platform strategies;

•	prior and future acquisitions;

•	the impact of macroeconomic conditions on our business and our customers’ businesses;

•	customer license renewals;

•	the completion of development of our unfinished products, or further development or integration of our existing products;

•	our ability to successfully compete in the electronic design automation industry;

•	the continuation of current industry trends towards vendor consolidation;

•	our license mix;

•	customer interest in more highly integrated tools and design flows;

•	our ability to protect our intellectual property rights;

•	our cash, cash equivalents and short-term investments and cash generated from operations; and

•	our future liquidity requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part I, Item 1A. “Risk Factors” of this Form 10-K. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Fiscal Year End

Our fiscal year ends on the Saturday nearest October 31. For 2010, our fiscal year ended on October 30, 2010. For 2009 and 2008, our fiscal years ended on October 31, 2009 and November 1, 2008, respectively. For presentation purposes in this Form 10-K, in general we refer to October 31 as the end of a fiscal year.

PART I

Item 1.	Business

Introduction

Synopsys, Inc. is a world leader in providing technology solutions used to develop electronics and electronic systems. We supply the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. We also supply software and hardware used to develop the systems that incorporate integrated circuits and the software that runs on those integrated circuits. Our intellectual property (IP) products are pre-designed circuits that engineers use as components of larger chip designs rather than redesigning those circuits themselves. To complement these product offerings, we provide technical services to support our solutions and we help our customers develop chips and electronic systems.

Corporate Information

We incorporated in 1986 in North Carolina and reincorporated in Delaware in 1987. Our headquarters are located at 700 East Middlefield Road, Mountain View, California 94043, and our telephone number there is (650) 584-5000. We have approximately 70 offices worldwide.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements relating to our annual meetings of stockholders, Current Reports on Form 8-K and amendments to these reports, as well as filings made by our executive officers and directors, are available on our Internet website (www.synopsys.com) free of charge. We post these reports to our website as soon as practicable after we file them with, or furnish them to, the U.S. Securities and Exchange Commission (www.sec.gov). The contents of our website are not part of this Form 10-K.

Background

The proliferation of consumer and wireless products, the growth of the Internet, and the development of higher speed computers and more robust visual communication systems, as well as the increasing electronics content in automotive, defense and other applications, has created demand for integrated circuits and systems with greater functionality and performance, reduced size, and less power consumption, at lower prices. These demands, as well as ever-shortening time-to-market requirements, introduce challenges for all participants in the production of these products, from designers and manufacturers of chips and electronic systems to equipment manufacturers.

It is not uncommon for a single chip to contain many discrete sections (processor, communications, memory, custom logic, input/output) that may have been implemented on separate chips in previous generations. This combination of many chips into a single System-on-Chip (SoC) results in highly complex designs. The most complex chips today contain more than a billion transistors, the basic building blocks for integrated circuits, each of which may have features that are less than 1/1,000th the diameter of a human hair.

The designer’s task is to determine where each of those billion transistors should be located and how they should be connected to each other, verify that the resulting design behaves as intended, and ensure that the design can be manufactured cost-effectively. This task is a complicated, multi-step process which is both expensive and time-consuming. Errors can be especially costly.

Synopsys provides the software tools, hardware and other technologies to help designers of complex integrated circuits and systems. We offer a wide range of products that address the different steps in the overall design process, both for the design of individual integrated circuits and for the design of larger systems. Synopsys products can increase designer productivity and efficiency by automating tasks, keeping track of large amounts of design data, adding intelligence to the design process, facilitating reuse of past designs and reducing errors. Our global service and support engineers also provide expert technical support and design assistance to our customers.

Products and Services

Our products and services are organized into four groups: Core EDA (which includes the Galaxy™ Design Platform, the Discovery™ Verification Platform and our FPGA (Field Programmable Gate Array) design products), Intellectual Property (IP) and System-Level Solutions, Manufacturing Solutions, and Professional Services.

Core EDA products

The process of designing integrated circuits contains many complex steps: architecture definition, RTL (register transfer level) design, functional/RTL verification, logic design or synthesis, gate-level verification, floorplanning, and place and route, to name just a few. Designers use our Core EDA products to automate the integrated circuit design process and to reduce errors. We offer a large number of Core EDA products intended to address the process comprehensively. Our Core EDA products generally fall into the following suites: the Galaxy Design Platform, which includes tools to design an integrated circuit, the Discovery Verification Platform, which includes tools to verify that an integrated circuit behaves as intended, and the FPGA design products.

Galaxy Design Platform

Our Galaxy Design Platform provides our customers with a single, integrated chip design solution that includes industry-leading individual products and incorporates common libraries and consistent timing, delay calculation and constraints throughout the design process. The platform allows designers the flexibility to integrate internally-developed and third-party tools. With this advanced functionality, common foundation and flexibility, our Galaxy Design Platform helps reduce design times, decrease integration costs and minimize the risks inherent in advanced, complex integrated circuit designs. Our products span both digital and analog/mixed-signal designs.

The principal products included in the Galaxy Design Platform are the IC Compiler™ physical design solution, Design Compiler® logic synthesis product, Galaxy Custom Designer® physical design solution for analog/mixed-signal designs, PrimeTime®/PrimeTime SI timing analysis products, StarRC™ product for extraction, and the Hercules™ and IC Validator physical verification product family.

The Lynx Design System is a production-ready chip implementation environment that combines a complete Galaxy-based design flow, GUI-based runtime automation, design metrics capture and reporting, and utilities that automate the configuration of pre-validated foundry data. The Lynx Design System helps customers improve their productivity and optimally deploy Synopsys tools and methodologies.

Discovery Verification Platform

Our Discovery Verification Platform is a comprehensive, integrated portfolio of functional, analog/mixed-signal, formal and low-power verification products. The platform includes our simulation and verification products and design-for-verification methodologies, and provides a consistent control environment to help significantly improve the speed, breadth and accuracy of our customers’

verification efforts. The Discovery Verification Platform’s components support industry standards and span both digital and analog/mixed-signal designs.

The principal products included in the Discovery Verification Platform are the VCS® comprehensive RTL verification solution, Formality® formal verification sign-off solution, NanoSim® FastSPICE circuit simulation and analysis product, HSIM® hierarchical FastSPICE circuit simulation and analysis product, HSPICE® circuit simulator, and CustomSim™ circuit simulation solution.

FPGA Design Products

FPGAs are complex chips that can be customized or programmed to perform a specific function after they are manufactured. For FPGA design, we offer Synplify® Pro and Premier implementation and Identify® debug software tools.

Intellectual Property (IP) and System-Level Solutions

IP Products

As more functionality converges into a single device, the number of third-party provided IP blocks is rapidly increasing. Synopsys is a leading provider of high-quality, silicon-proven IP solutions for SoC designs. The broad DesignWare IP portfolio includes high quality solutions for widely used interfaces such as USB, PCI Express®, DDR, Ethernet, SATA and HDMI. In addition, Synopsys offers analog IP for high definition video, analog-to-digital data conversion, and audio. With our recent acquisition of Virage Logic Corporation, we added embedded memories, including SRAMs and non-volatile memory, logic libraries, embedded test and repair IP and configurable processor cores, to our IP portfolio.

System-Level Solutions

Today’s complex chips are really SoCs. By optimizing the design earlier in the development cycle, at the system level, customers can reduce time-to-market, development costs and power consumption. Synopsys has the industry’s broadest portfolio of tools, models and services for the system-level design of SoCs. Primary system-level products include Platform Architect™ for architectural optimization, SPW™ and System Studio™ for algorithm design, Processor Designer™ for custom processor design, and Synphony Model™ and C Compiler for High Level Synthesis.

In addition to these tools for the system-level design of SoCs, our portfolio includes prototyping tools for hardware verification, software development and hardware-software integration. With FPGA-based prototyping systems (HAPS), designers can speed embedded software development by three to six months with near real runtime speeds and real world interfaces, such as our pre-tested DesignWare IP components. The HAPS hardware systems are a modular, scalable and accurate way to model a chip.

Virtual prototypes are fully functional software models of an SoC or OEM system. Our virtual prototyping solutions enable software engineers to start SoC and application software up to twelve months before traditional methods.

Manufacturing Solutions

As technology progresses, features on integrated circuits become smaller and more difficult to manufacture, which results in lower yields of usable chips. Our Manufacturing Solutions products and technologies address this problem by introducing manufacturability and yield considerations early in the design process, thereby improving yields. For example, some of our Manufacturing Solutions address mask-making and yield enhancement of very small-geometry integrated circuits, as well as high-level modeling of physical effects within the integrated circuit.

Our Manufacturing Solutions include the Technology-CAD (TCAD) device modeling products, Proteus OPC optical proximity correction (OPC) products, CATS® mask data preparation product, and Yield Management solutions, including Odyssey and Recipe Manager and Editor (RME), and Yield Explorer.

Professional Services and Training

Synopsys provides consulting and design services that address all phases of the SoC development process. These services assist Synopsys customers with new tool and methodology adoption, chip architecture and specification development, functional and low power design and verification, and physical implementation and signoff. We also provide a broad range of expert training and workshops on our latest tools and methodologies.

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

Product Warranties

We generally warrant our products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for our software products and for up to six months for our hardware products. In certain cases, we also provide our customers with limited indemnification with respect to claims that their use of our software products infringe on United States patents, copyrights, trademarks or trade secrets. We have not experienced material warranty or indemnity claims to date, although we are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company.

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

In fiscal 2010, 2009 and 2008, an aggregate of 52%, 51% and 50%, respectively, of Synopsys’ total revenue was derived from sales outside of the United States. Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data and is included herein.

Synopsys’ backlog was approximately $2.4 billion on October 31, 2010, representing a 9% increase from backlog of $2.2 billion on October 31, 2009. This increase resulted primarily from the timing of large contract renewals and backlog acquired from the various acquisitions which occurred in fiscal 2010, and to a lesser extent, by the strength of the Japanese yen in fiscal 2010. Backlog represents committed orders that are expected to be recognized as revenue over the following three years. Backlog may not be a reliable predictor of our future sales as business conditions may change and technologies may evolve, and customers may seek to renegotiate their arrangements or default on their payment obligations. For this and other reasons, we may not be able to recognize expected revenue from backlog when anticipated.

The following table summarizes the revenue attributable to our four common groupings, or platforms, established for management reporting purposes as a percentage of total revenue for the last three fiscal years.

	Fiscal Years
	2010	2009	2008
Core EDA	71%	74%	75%
Intellectual Property and System-Level Solutions	13%	10%	8%
Manufacturing Solutions	12%	12%	12%
Professional Services and Other	4%	4%	5%

Consolidated	100%	100%	100%

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for 10.9%, 10.8%, and 10.8% of our total revenue in fiscal 2010, 2009 and 2008, respectively.

Research and Development

Our future performance depends in large part on our ability to further enhance and integrate our design and verification platforms and to expand our manufacturing, IP and system-level product offerings. Research and development on existing and new products is primarily conducted within each product group. We also use targeted acquisitions to augment our own research and development efforts.

Our research and development expenses were $449.2 million, $419.9 million and $394.7 million in fiscal 2010, 2009 and 2008, respectively. Our capitalized software development costs were approximately $2.9 million, $3.0 million and $3.0 million in fiscal 2010, 2009 and 2008, respectively.

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

Our competitors include EDA vendors that offer varying ranges of products and services, primarily Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with other EDA vendors, including frequent new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers’ internally developed design tools and capabilities. In the IP area, we compete primarily with our customers’ internally developed IP. No one factor drives an EDA customer’s buying decision, and we compete on all fronts to capture a higher portion of our customers’ budgets.

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

We typically license our DesignWare Core intellectual property products under nonexclusive license agreements that provide usage rights for specific applications. Fees under these licenses are typically charged on a per design basis plus, in some cases, royalties.

Finally, our Global Technical Services team typically provides design consulting services to our customers under consulting agreements with statements of work specific to each project.

Proprietary Rights

Synopsys primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect its proprietary rights. We have a diversified portfolio of more than 1,200 patents issued. Our issued patents have expiration dates through 2030. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We currently hold United States and foreign patents on some of the technologies included in our products and will continue to pursue additional patents in the future. We are not significantly dependent upon any single patent, copyright, trademark or license with respect to our proprietary rights.

In many cases, under our customer agreements and other license agreements, we offer to indemnify our customers if the licensed products infringe on a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim is without merit and will continue to vigorously defend against it.

Employees

As of October 31, 2010, Synopsys had 6,707 employees, of which 3,063 were based in the United States.

Acquisitions in Fiscal 2010

For information about acquisitions we completed during fiscal 2010, see Note 3 of Notes to Consolidated Financial Statements which information is included herein.

Executive Officers of the Registrant

The executive officers of Synopsys and their ages as of December 16, 2010, were:

Name	Age	Position
Aart J. de Geus	56	Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	61	President and Chief Operating Officer
Brian M. Beattie	57	Chief Financial Officer
Joseph W. Logan	51	Senior Vice President, Worldwide Sales
Brian E. Cabrera	45	Vice President, General Counsel and Secretary

Aart J. de Geus co-founded Synopsys and has served as Chairman of our Board of Directors since February 1998 and Chief Executive Officer since January 1994. Since the inception of Synopsys in December 1986, he has held a variety of positions at Synopsys, including President, Senior Vice President of Engineering and Senior Vice President of Marketing. Dr. de Geus has served as a director since 1986, and also served as Chairman of the Board from 1986 to 1992 and again from 1998 until present. Dr. de Geus holds an M.S.E.E. from the Swiss Federal Institute of Technology in Lausanne, Switzerland and a Ph.D. in Electrical Engineering from Southern Methodist University.

Chi-Foon Chan has served as our Chief Operating Officer since April 1997 and as our President and a member of our Board since February 1998. Dr. Chan joined Synopsys in May 1990 and has held various senior management positions, including Executive Vice President, Office of the President from September 1996 to February 1998 and Senior Vice President, Design Tools Group from February 1994 to April 1997. Dr. Chan has also held senior management and engineering positions at NEC Electronics and Intel Corporation. Dr. Chan holds a B.S. in Electrical Engineering from Rutgers University, and an M.S. and a Ph.D. in Computer Engineering from Case Western Reserve University.

Brian M. Beattie has served as our Chief Financial Officer since January 2006. From October 1999 to January 2006, he was Executive Vice President of Finance and Administration and Chief Financial Officer of SupportSoft, Inc. From May 1998 to May 1999, he served as Vice President of Finance, Mergers and Acquisitions of Nortel Networks Corporation. From July 1996 to April 1998, Mr. Beattie served as Group Vice President of Meridian Solutions of Nortel Networks Corporation. From February 1993 to June 1996, Mr. Beattie served as Vice President of Finance, Enterprise Networks, for Nortel Networks Corporation. Mr. Beattie holds a Bachelor of Commerce and an M.B.A. from Concordia University in Montreal.

Joseph W. Logan has served as our Senior Vice President of Worldwide Sales since September 2006. Previously, he was head of sales for Synopsys’ North America East region from September 2001 to September 2006. Prior to Synopsys, Mr. Logan was head of North American Sales and Support at Avant! Corporation. Mr. Logan holds a B.S.E.E. from the University of Massachusetts, Amherst.

Brian E. Cabrera has served as our Vice President, General Counsel and Secretary since June 2006. From August 1999 to June 2006, he held various positions with Callidus Software, most recently as Senior Vice President, General Counsel and Secretary and prior to 2004 as General Counsel and Vice President of Operations and Human Resources. Prior to Callidus, Mr. Cabrera held senior legal positions at PeopleSoft, Netscape Communications, and Silicon Graphics. Mr. Cabrera holds a Bachelor of Arts in Political Science and Philosophy and a Masters in Public Administration from the University of Southern California, as well as a Juris Doctorate from the University of Southern California Law School.

There are no family relationships among any Synopsys executive officers or directors.

Item 1A.	Risk Factors

We describe our risk factors below.

Our operating results may fluctuate in the future, which may adversely affect our stock price.

Our operating results are subject to quarterly and annual fluctuations, which may adversely affect our stock price. Our historical results should not be viewed as indicative of our future performance due to these periodic fluctuations. Many factors may cause our revenue and earnings to fluctuate, including:

•

Changes in demand for our products due to fluctuations in demand for our customers’ products and due to constraints in our customers’ budgets for research and development and EDA products and services;

•	Product competition in the EDA industry, which can change rapidly due to consolidation and technological innovation;

•	Our ability to innovate and introduce new products and services or effectively integrate products and technologies that we acquire;

•	Failures or delays in completing sales due to our lengthy sales cycle;

•	Cancellations or changes to levels of license orders or the mix between upfront and time-based license revenue;

•	Our ability to implement effective cost control measures;

•	Delay of one or more orders for a particular period, particularly orders generating upfront revenue;

•	Our dependence on a relatively small number of large customers for a large portion of our revenue;

•	Changes in or challenges to our revenue recognition model;

•	Amendments or renewals of customer contracts which provide discounts or require the deferral of revenue to later periods;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products; and

•	General economic and political conditions that affect the semiconductor and electronics industries.

These factors, or any other factors or risks discussed herein, could negatively impact our revenue and earnings and cause our stock price to decline.

The growth of our business depends on the semiconductor and electronics industries.

The growth of the EDA industry as a whole, and our business in particular, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of SoCs and ICs, and customers’ concerns about managing costs, have in recent periods led to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process. If these trends continue, demand for our products and services could fall and our financial condition and results of operations would be adversely affected. Additionally, as the EDA industry matures, industry consolidation has caused increased levels of competition for a greater share of our customers’ EDA spending. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.

We may not be able to realize the potential financial or strategic benefits of the acquisitions we complete, which could hurt our ability to grow our business, develop new products or sell our products.

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the acquisitions of CoWare, Inc., VaST Systems Technology Corporation, and Virage Logic Corporation, to increase revenue and expand our product offerings, and we expect to make additional acquisitions in the future. Achieving the potential financial or technological benefits from these transactions is difficult and time consuming, and the integration of these acquisitions poses a number of risks, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	Difficulties in retaining and integrating key employees;

•	Failure to realize expected synergies or cost savings;

•	Assumption of unknown liabilities, including tax and litigation, and the related unanticipated expenses and diversion of resources;

•	Potential negative impact on our relationships with customers, distributors and business partners; and

•	Negative impact on our earnings resulting from the application of ASC 805, Business Combinations, which became applicable to us in the first quarter of fiscal 2010.

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition. For instance, if we are unable to successfully integrate the products and technology from our recent acquisition of Virage Logic, we may not be able achieve the anticipated revenue growth from this transaction. Additionally, if we determine we cannot use or sell the acquired products or technology, we will be required to write down the associated intangible assets, which would harm our operating results.

The continued uncertainty in the global economy, and its potential impact on the semiconductor and electronics industries in particular, may harm our business, operating results and financial condition.

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

The recent global recession adversely affected the semiconductor industry. Semiconductor companies generally remain cautious and focused on their costs, including in their research and development budgets out of which spending on EDA products and services occurs. These factors could among other things limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

Under our business model, we generally expect more than 90% of our total revenue to be recurring revenue, as a substantial majority of our customers pay for licenses over a three-year period. However, the turmoil and uncertainty caused by recent economic conditions have caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Continued periods of decreased committed average annual revenue, additional customer bankruptcies, or consolidation among our customers, could adversely affect our year-over-year revenue growth.

The recent global recession also adversely affected the banking and financial industry. If the global economy continues to experience uncertainty, our ability to obtain credit on favorable terms could be jeopardized. Furthermore, we rely on several large financial institutions to act as counterparties under our foreign currency forward contracts, provide credit and provide banking transactions and deposit services worldwide. Should any of our banking partners declare bankruptcy or otherwise default on their obligations, it could adversely affect our financial results and our business.

We cannot predict the timing, strength or duration of the global economic downturn or any subsequent recovery, so our future business and financial results are subject to considerable uncertainty, and our stock price is at risk of volatile change. If economic conditions further deteriorate or fail to significantly improve for any extended period of time, or, in particular, if semiconductor industry revenues do not grow, our future revenues and financial results will be adversely affected. Conversely, in the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model.

If we do not successfully compete in the EDA industry our business and financial condition will be harmed.

We compete against EDA vendors that offer a variety of products and services, primarily Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with other EDA vendors, including frequent new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process. Moreover, our customers internally develop design tools and capabilities that compete with our products.

The demand for EDA products is dynamic and depends on a number of factors, including demand for our customers’ products, design starts and our customers’ budgetary constraints. In addition, our customers continue to demand an overall lower total cost of design, which can lead to the consolidation of their EDA purchases with one vendor. We compete principally on the basis of technology, product quality and features (including ease-of-use), license or usage terms, post-contract customer support, interoperability among products, and price and payment terms. Specifically, we believe the following competitive factors affect our success:

•	Our ability to anticipate and lead critical development cycles, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products;

•	Our ability to offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance;

•

Our ability to enhance the value of our offering through more favorable terms such as expanded license usage, future purchase rights, price discounts and other unique rights, such as multiple tool copies, post-contract customer support, and the ability to purchase pools of technology; and

•	Our ability to compete on the basis of payment terms which continue to lengthen over time.

If we fail to successfully manage these competitive factors, or if we fail to address new competitive forces, our business will be harmed.

Consolidation in the EDA industry may negatively impact our operating results.

The EDA industry in recent years has been subject to increased consolidation. We expect this trend to continue as companies within the industry attempt to increase or maintain market share by complimenting or expanding product offerings, or as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competition from companies that are better able to compete as sole-source vendors for customers. This could lead to fewer customers or the loss of one or more major customers, which would have an adverse effect on our business and financial condition.

If we fail to protect our proprietary technology our business will be harmed.

Our success depends in part upon protecting our proprietary technology. We rely on agreements with customers, employees and others and on intellectual property laws worldwide to protect our proprietary technology. These agreements may be breached, and we may not have adequate remedies for any breach. Additionally, some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Our trade secrets may also otherwise become known or be independently developed by competitors.

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

Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results.

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations and make comparability between periods less meaningful.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results.

We devote substantial resources to research and development. New competitors, technological advances by existing competitors, our acquisitions, our entry into new markets, or other competitive factors may require us to invest significantly greater resources than we anticipate. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development. These investments may be independent of our level of revenue which could negatively impact our financial results.

Unfavorable tax law changes, an unfavorable government review of our tax returns or changes in our geographical earnings mix or forecasts of foreign source income could adversely affect our effective tax rate and our operating results.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Changes to tax laws in the jurisdictions in which we do business, such as an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. On May 5, 2009 and February 1, 2010, the President of the United States and the U.S. Treasury Department proposed changing certain U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability in the future. On August 10, 2010, the Education Jobs and Medicaid Assistance Act of 2010 (P.L. 111-226) was enacted, which may limit our ability to use foreign tax credits on transactions we enter into after fiscal 2010.

Our tax filings are subject to review or audit by the IRS and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. Examinations of our federal tax returns for the years 2000-2001 and 2002-2004 by the IRS resulted in significant proposed adjustments which were subsequently settled. We can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made.

We have operations both in the United States and in multiple foreign jurisdictions with a wide range of statutory tax rates. Certain foreign operations are subject to temporary favorable foreign tax rates. Therefore, any changes in our geographical earnings mix in various tax jurisdictions, including those resulting from transfer pricing adjustments and expiration of, or amendments to, foreign tax rulings could materially increase our effective tax rate.

The global nature of our operations exposes us to increased risks and compliance obligations which may adversely affect our business.

We derive approximately half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the United States. In addition, we have expanded our non-U.S. operations significantly in the past several years. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations performing complex software development projects and ensure intellectual property protection outside of the United States. Our international operations and sales subject us to a number of increased risks, including:

•	International economic and political conditions, such as political tensions between countries in which we do business;

•	Difficulties in adapting to cultural differences in the conduct of business;

•	Ineffective legal protection of intellectual property rights;

•	Financial risks such as longer payment cycles and difficulty in collecting accounts receivable;

•	Inadequate local infrastructure that could result in business disruptions;

•	Additional taxes and penalties; and

•	Other factors beyond our control such as terrorism, civil unrest, war and infectious diseases.

If any of the foreign economies in which we do business deteriorate or if we fail to effectively manage our global operations, our business and results of operations will be harmed.

In addition, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, imports and exports, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. If we violate these laws and regulations we could be subject to fines, penalties or criminal sanctions, and may be prohibited from conducting business in one or more countries. Although we have implemented policies and procedures to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate these laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.

Our operating results are affected by foreign currency exchange rate fluctuations.

Our operating results are affected by fluctuations in foreign currency exchange rates. Our results of operations can be adversely affected when the U.S. dollar weakens relative to other currencies, as a result of the translation of expenses of our foreign operations denominated in foreign currencies into the U.S. dollar. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations on our business, results of operations and financial condition. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk. If foreign currency exchange rates deteriorate our operating results would be adversely affected by reducing the amount of revenue derived from outside of the United States.

From time to time we are subject to claims that our products infringe on third party intellectual property rights.

Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. We are currently defending some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. We believe this claim to be without merit and are vigorously defending against it. However, there can be no assurances that we will prevail. These types of claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

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

The majority of our revenue backlog consists of customer payment obligations not yet due that are attributable to software we have already delivered. A significant portion of the revenue we recognize in any period comes from backlog and is dependent upon our receipt of cash from customers. We will not achieve expected revenue and cash flow if customers default, declare bankruptcy, or otherwise fail to pay amounts owed. Moreover, existing customers may seek to renegotiate pre-existing contractual commitments due to adverse changes in their own businesses. Our customers’ financial condition, and in turn their ability or willingness to fulfill their contractual and financial obligations, could be adversely affected by current economic conditions. If payment defaults by our customers significantly increase or we experience significant reductions in existing contractual commitments, our operating results would be harmed.

We may be subject to litigation proceedings that could harm our business.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and results of operations could be materially harmed.

If we fail to timely recruit and retain senior management and key employees our business may be harmed.

We depend in large part upon the services of key members of our senior management team to drive our future success. If we were to lose the services of any member of our senior management team, our business could be adversely affected.

To be successful, we must also attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense. Our employees are often recruited aggressively by our competitors and our customers. Any failure to recruit and retain key technical, sales and managerial employees would harm our business, results of operations and financial condition.

We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. We face pressure from stockholders, who must approve any increases in our equity pool, to limit the use of such equity-based compensation and its dilutive effect on stockholders. In addition, we are required under U.S. GAAP to recognize compensation expense in our results from operations for employee share-based equity compensation under our equity grants and our employee stock purchase plan, which has increased the pressure to limit share-based compensation. These factors may make it more difficult for us to grant attractive share-based packages in the future, which could adversely impact and limit our ability to attract and retain key employees.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NASDAQ Global Market, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Protection Act. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

There are inherent limitations on the effectiveness of our controls.

Regardless of how well designed and operated it is, a control system can provide only reasonable assurance that its objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could have a material adverse impact on our business.

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

United States Facilities

Our principal offices are located in four adjacent buildings in Mountain View, California, which together provide approximately 400,000 square feet of available space. This space is leased through February 2015. We also lease approximately 294,000 square feet of additional space in four separate buildings in Sunnyvale, California, which is used for administrative, marketing, research and development and sales and support activities. These leases have expiration dates ranging from April 2012 to September 2019.

We currently lease 21 other offices throughout the United States, primarily for sales and support activities, including approximately 55,000 square feet of space in Marlboro, Massachusetts for sales and support, research and development and customer education activities.

We own one building in Sunnyvale, California with approximately 120,000 square feet of available space, which is used for administrative, marketing, research and development, and sales and support. We own two additional buildings totaling approximately 230,000 square feet on approximately 43 acres of land in Hillsboro, Oregon. We use one facility for administrative, marketing, research and development and support activities and the other facility is currently vacant. We also own 13 acres of undeveloped land in Marlboro, Massachusetts.

International Facilities

We lease additional space for sales, service and research and development activities in approximately 30 countries throughout the world, including 45,000 square feet in Dublin, Ireland for our international headquarters, as well as significant sites in Yerevan, Armenia, Bangalore, India and Shanghai, China. We also own a 40,000 square foot building in Yerevan, Armenia which is used for research and development activities.

We believe that our existing facilities, including both owned and leased properties, are in good condition and suitable for the current conduct of our business.

Item 3.	Legal Proceedings

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock trades on the NASDAQ Global Select Market under the symbol “SNPS.” The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by the NASDAQ Global Select Market.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2010:
High	$23.74	$23.45	$22.99	$25.71
Low	$20.39	$20.71	$20.27	$21.42
2009:
High	$19.68	$22.04	$22.29	$23.58
Low	$13.94	$17.22	$17.83	$19.49

As of October 31, 2010, we had approximately 426 stockholders of record. To date, we have paid no cash dividends on our capital stock and have no current intention to do so. Our credit facility contains financial covenants requiring us to maintain certain specified levels of cash and cash equivalents. Such provisions could have the effect of preventing us from paying dividends in the future. See Note 5 of Notes to Consolidated Financial Statements for further information regarding our credit facility.

Performance graph

The following graph compares the 5-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the NASDAQ Composite Index. The graph assumes that $100 was invested on October 31, 2005 in Synopsys common stock and in each of the indexes and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Stock Repurchase Program

In December 2002, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock. Since 2002, our

Board of Directors has periodically replenished the stock repurchase program up to $500.0 million. The authorization is available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. As of October 31, 2010, $315.3 million remained authorized for future repurchases. See Note 8 of Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended October 31, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
August 1, 2010 through September 5, 2010	735,238	$22.9250	735,238	$357,887,556
Month #2
September 6, 2010 through October 3, 2010	1,285,500	$24.2112	1,285,500	$326,764,025
Month #3
October 4, 2010 through October 30, 2010	460,678	$24.8840	460,678	$315,300,518

Total	2,481,416	$23.9550	2,481,416	$315,300,518

Item 6.	Selected Financial Data

	Fiscal Year Ended October 31,(1)(2)
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Revenue	$1,380,661	$1,360,045	$1,336,951	$1,212,469	$1,095,560
Income before provisions for income taxes(3)	198,658	233,070	218,956	165,799	43,719
(Benefit) provision for income taxes(4)	(38,405)	65,389	28,978	35,308	18,977
Net income	237,063	167,681	189,978	130,491	24,742
Net income per share:
Basic	1.60	1.17	1.33	0.91	0.17
Diluted	1.56	1.15	1.29	0.87	0.17
Working capital	325,987	649,207	413,307	296,463	23,394
Total assets	3,286,541	2,938,854	2,742,478	2,617,337	2,157,822
Stockholders’ equity(5)	2,100,182	1,844,166	1,528,371	1,436,393	1,163,167

(1)	Synopsys has a fiscal year that ends on the Saturday nearest October 31. Fiscal 2010, 2009, 2008, and 2006 were 52-week years. Fiscal 2007 was a 53-week fiscal year.
(2)	Includes results of operations from business combinations from the date of acquisition for which information is included herein. See Note 3 of Notes to Consolidated Financial Statements.
(3)	Includes $12.5 million litigation settlement received from Magma Design Automation, Inc. during fiscal 2007.
(4)	Includes $94.3 million and $17.3 million tax benefit from an IRS settlement received in fiscal 2010 and fiscal 2008, respectively. See Note 10 of Notes to Consolidated Financial Statements.
(5)	Includes an adjustment to the beginning balance of fiscal 2007 retained earnings as a result of the adoption of Staff Accounting Bulletin No. 108 (SAB 108) and an adjustment to the beginning balance of fiscal 2008 retained earnings as a result of the accounting guidance for uncertainty in income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 7 and by the risk factors set forth in Item 1A of this Annual Report. Please also see the cautionary language at the beginning of Part 1 of this Annual Report regarding forward-looking statements.

Business Summary

Synopsys is a world leader in providing technology solutions used to develop electronics and electronic systems. We supply the EDA software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. We also supply software and hardware used to develop the systems that incorporate integrated circuits and the software that runs on those integrated circuits. Our IP products are pre-designed circuits that engineers use as components of larger chip designs rather than redesigning those circuits themselves. To complement these product offerings, we provide technical services to support our solutions and we help our customers develop chips and electronic systems.

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

Although our customers in the semiconductor industry generally have experienced revenue growth in 2010, they still remain cautious and focused on their costs, including in their research and development budgets. In addition, increased spending by our customers with us may not immediately affect our revenue results, due to our revenue business model.

While we are still cautious about the magnitude and sustainability of an economic recovery, our business outlook is positive given our strong financials, diligent expense management, and acquisition strategy. In fiscal 2010, we completed eight acquisitions for total cash of approximately $500.8 million, net of cash acquired. Through our acquisitions, we have enhanced our technology and expanded our product portfolio and our total addressable market, especially in IP and system-level solutions. We expect to continue to explore both organic and inorganic growth opportunities, including acquiring companies or technology that can contribute to the strategic, operational and financial performance of our business. We will also continue to monitor market conditions and may make adjustments to our business in the event that the recent revenue growth experienced by the semiconductor industry is irregular or not sustained. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us successfully execute our strategies.

Fiscal 2010 Financial Performance Summary

•

Total revenue of $1,380.7 million increased by $20.7 million or 2% from $1,360.0 million in fiscal 2009 due to an increase in upfront license revenue of $11.1 million, time-based revenue of $7.9 million, and maintenance and service revenue of $1.6 million. In general, fluctuations in revenue are primarily due to customer requirements including payment terms and the timing of contract renewals.

•

We derived approximately 95% and 96% of our total revenue from time-based licenses, maintenance and services, and 5% and 4% from upfront revenue in fiscal 2010 and fiscal 2009, respectively. This reflects our continued adherence to our business model.

•

Our net income increased by $69.4 million, or 41%, from $167.7 million to $237.1 million compared to the same period in fiscal 2009. The increase was primarily due to a one-time tax benefit of $94.3 million from an IRS settlement recognized in fiscal 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial results under the heading “Results of Operations” below are based on our audited results of operations, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates. For further information on our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

•	Revenue recognition;

•	Valuation of stock compensation;

•	Valuation of intangible assets; and

•	Income taxes.

Revenue Recognition

We recognize revenue from software licenses and related maintenance and service revenue and, to a lesser extent, from hardware sales, in accordance with ASC 605, Revenue Recognition. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees. Hardware revenue consists of Field Programmable Gate Array (FPGA) board-based products.

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

•

Term Licenses. We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the consolidated statement of operations. For term licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer payments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statement of operations.

•

Perpetual Licenses. We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the consolidated statement of operations. For perpetual licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statement of operations.

We also enter into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, for example, royalty arrangements. We refer to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the applicable event occurs. It is reported as “time-based revenue” in the consolidated statement of operations. These arrangements were not material to our total revenue.

We recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is reported as “upfront license revenue” in the consolidated statement of operations except in the event that a technology subscription license is sold together with the hardware. In that event, we recognize total revenue ratably over the term of the software license period, or as customer installments become due and payable, whichever is later, and revenue attributable to such hardware sales is reported as “time-based license revenue” in the consolidated statement of operations. Hardware sales were not material to our total revenue.

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

We also enter into arrangements to deliver software products, either alone or together with other products or services that require significant modification, or customization of the software. We account for such arrangements per the guidance provided in ASC 605-35, Construction-Type and Production-Type Contracts. We use the percentage of completion method to account for such transactions as we have the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. We measure the progress towards completion using the labor hours incurred to complete the project.

Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately.

We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, we recognize revenue from maintenance ratably over the maintenance term, and we recognize revenue from professional services as services are performed or as milestones are met and accepted. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

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

•

The Fee is Fixed or Determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms for perpetual and term licenses require 75% or more of the license fee and 100% of the maintenance fee to be paid within one year. If the arrangement includes these terms, we regard the fee as fixed or determinable, and recognize all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, because of the right to exchange products or receive unspecified future technology and because VSOE for maintenance services does not exist for a TSL, we recognize revenue ratably over the term of the license, but not in advance of when customers’ installments become due and payable.

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

Valuation of Stock Compensation

Stock compensation expense is measured on the grant date based on the fair value of the award and is recognized as expense over the vesting period in accordance with ASC 718, Stock Compensation. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and risk-free interest rates. We estimate the expected volatility by a combination of implied volatility for publicly traded options of our stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of our stock awards. We determine the expected term of our stock awards based on historical experience. In addition, judgment is required in estimating the forfeiture rate on stock awards. We calculate the expected forfeiture rate based on average historical trends. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining stock compensation cost and the actual factors which become known over time, we may change the input factors used in determining future stock compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

Valuation of Intangible Assets

We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer-installed base/relationships, trademarks and trade names, covenants not to compete, customer backlog, capitalized software development and other intangibles. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2010.

Income Taxes

Our tax provisions are calculated using estimates in accordance with ASC 740, Income Taxes. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved.

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse, and for tax loss and credit carryovers. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $342.0 million that are recorded on our balance sheet as of October 31, 2010 will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

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

Results of Operations

Our fiscal year ends on the Saturday nearest October 31. In fiscal year 2010, the Saturday nearest October 31 was October 30, 2010. Our fiscal years are generally 52-week years, although periodically we have one extra week in our fiscal year that occurs in the first quarter. Fiscal 2010, 2009 and 2008 were 52-week years.

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year). Revenue on professional services orders is generally recognized upon completion and customer acceptance of contractually agreed milestones. Revenues on contracts requiring significant modification or development are accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time when the product is shipped.

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

Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2010	2009	2008	2009 to 2010		2008 to 2009
(dollars in millions)
$1,380.7	$1,360.0	$1,337.0	$20.7	2%	$23.0	2%

Our revenues are subject to fluctuations, primarily due to customer requirements including payment terms, the timing of contract renewals and bookings associated with our acquisitions. Foreign currency fluctuations, net of hedging, did not have a significant impact on revenue during fiscal 2010 as compared to fiscal 2009 or fiscal 2009 as compared to fiscal 2008. See Note 5 of Notes to Consolidated Financial Statements for details on our foreign exchange hedging programs.

The increase in total revenue for fiscal 2010 compared to fiscal 2009 was primarily due to higher upfront license revenue of $11.1 million and time-based license revenue of $7.9 million. The fluctuations in revenue for each type of revenue are explained below.

The increase in total revenue for fiscal 2009 compared to fiscal 2008 was primarily due to bookings in prior years including bookings with new products and features obtained through acquisitions leading to increased current period time-based license revenue.

Beginning in fiscal 2010, we included contingent revenue as time-based revenue. As a result, $11.9 million and $14.2 million in contingent revenue were reclassified from upfront license revenue to time-based license revenue in fiscal 2009 and 2008, respectively, to conform to fiscal 2010 presentation. This reclassification had no impact on total revenue.

Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
	$1,158.4	$1,150.5	$1,140.0	$7.9	1%	$10.5	1%
Percentage of total revenue	84%	85%	84%

The increase in time-based license revenue for fiscal 2010 compared to fiscal 2009 was primarily due to the increase in contingent revenue from royalties received and recognized in fiscal 2010.

The increase in time-based license revenue for fiscal 2009 compared to fiscal 2008 was primarily due to the result of more revenue recognized in fiscal 2009 from licenses booked in prior periods in which revenue is recognized as customer installment payments become due and payable. The increase was partially offset by a decrease in revenue from TSLs as a result of factors relating to the economic turmoil and uncertainty, including several customer bankruptcies in fiscal 2009.

Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
	$68.6	$57.5	$57.2	$11.1	19%	$0.3	1%
Percentage of total revenue	5%	4%	5%

The increase in upfront license revenue for fiscal 2010 compared to fiscal 2009 was primarily attributable to higher customer demand in hardware and IP perpetual license requirements, which drives the amount of upfront orders and revenue in any particular period.

The upfront license revenue for fiscal 2009 compared to fiscal 2008 slightly increased primarily due to normal fluctuations in customer license requirements, which drive the amount of upfront orders and revenue in any particular period.

Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
Maintenance revenue	$78.1	$85.3	$66.6	$(7.2)	(8)%	$18.7	28%
Professional service and other revenue	75.5	66.7	73.1	8.8	13%	(6.4)	(9)%

Total	$153.6	$152.0	$139.7	$1.6	1%	$12.3	9%

Percentage of total revenue	11%	11%	11%

Maintenance revenue decreased in fiscal 2010 compared to fiscal 2009 primarily due to the timing and the type of contracts renewed on maintenance contracts.

Maintenance revenue increased in fiscal 2009 compared to fiscal 2008 primarily due to the recognition of a full year of maintenance revenue for the products related to our acquisition in fiscal 2008.

Professional services and other revenue increased in fiscal 2010 compared to fiscal 2009, primarily due to an increase in recognition of professional services from customer contracts acquired through acquisition offset by a decrease in consulting contracts completed in fiscal 2010.

Professional services and other revenue decreased in fiscal 2009 compared to fiscal 2008, primarily due to decrease in customer demand in fiscal 2009 and the timing of customer acceptance of services performed under ongoing consulting contracts.

Cost of Revenue and Operating Expenses

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
Cost of revenue	$281.1	$273.7	$258.9	$7.4	3%	$14.8	6%
Operating expenses	915.5	878.1	858.9	37.4	4%	19.2	2%

Total	$1,196.6	$1,151.8	$1,117.8	$44.8	4%	$34.0	3%

Total expenses as a percentage of total revenue	87%	85%	84%

Our expenses are generally impacted by changes in employee related costs including salaries, benefits, stock compensation and variable compensation, changes in amortization and changes in selling and marketing expenses. The increase in our expenses compared to prior fiscal years was primarily due to an increase in employee related costs driven by increased headcount from our acquisitions and due to an increase in commission expense driven by higher shipments. Furthermore, beginning in fiscal 2010, acquisition-related costs such as severance, contract terminations, professional service fees and other directly related costs are expensed in the period in which they are incurred as required by new accounting standards. Prior to fiscal 2010, such costs were recorded as purchase consideration.

We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and expenses included in the allocation pool. Consequently, fluctuations in these drivers impact the amounts allocated to each functional area.

Foreign currency fluctuations, net of hedging, did not have a significant impact on expenses during fiscal 2010 as compared to fiscal 2009 or fiscal 2009 as compared to fiscal 2008. See Note 5 of Notes to Consolidated Financial Statements for details on our foreign exchange hedging programs.

Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
Cost of license revenue	$180.2	$175.6	$172.0	$4.6	3%	$3.6	2%
Cost of maintenance and service revenue	64.8	65.4	63.6	(0.6)	(1)%	1.8	3%
Amortization of intangible assets	36.1	32.7	23.3	3.4	10%	9.4	40%

Total	$281.1	$273.7	$258.9	$7.4	3%	$14.8	6%

Percentage of total revenue	20%	20%	19%

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

Cost of license revenue. Cost of license revenue includes costs related to products sold and software licensed, allocated operating costs related to product support and distribution costs, royalties paid to third party vendors, and the amortization of capitalized research and development costs associated with software products which have reached technological feasibility.

Cost of maintenance and service revenue. Cost of maintenance and service revenue includes operating costs related to maintain the infrastructure necessary to operate our services and training organization, and costs associated with the delivery of our consulting services, such as, hotline and on-site support, production services and documentation of maintenance updates.

Amortization of intangible assets. Amortization of intangible assets, which is amortized to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

Cost of revenue as a percentage of total revenue was 20% for fiscal years 2010 and 2009. The increase in cost of revenue in fiscal 2010 compared to fiscal 2009 was primarily due to an increase of $3.4 million in intangibles amortization primarily as a result of our recent acquisitions, an increase of $1.1 million in travel related costs, an increase of $1.1 million in other direct costs and an increase of $1.6 million in functionally allocated expenses as previously described.

Cost of revenue as a percentage of total revenue increased 1% in fiscal 2009 compared with fiscal 2008. The increase in cost of revenue in fiscal 2009 compared to fiscal 2008 was primarily due to an increase of $5.7 million in employee related costs primarily as a result of our recent acquisitions, and an increase in fair value of $2.4 million in our deferred compensation plan obligation. The increase was partially offset by a decrease in travel related costs of $4.1 million.

Operating Expenses

Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
	$449.2	$419.9	$394.7	$29.3	7%	$25.2	6%
Percentage of total revenue	33%	31%	30%

The increase in research and development expense in fiscal 2010 compared to fiscal 2009 was primarily due to an increase of $7.9 million in personnel related costs as a result of headcount increases primarily from our acquisitions, $7.8 million in acquisition-related costs, an increase of $2.4 million in stock compensation expense, an increase of $3.9 million in other research and development expenses, and an increase of $8.6 million in functionally allocated expenses as previously described. This increase was partially offset by a decrease of $1.4 million in depreciation expense.

The increase in research and development expense in fiscal 2009 compared to fiscal 2008 was primarily due to an increase of $4.8 million in employee related costs as a result of headcount increases primarily from our acquisitions, an increase of $16.6 million in the fair value of our deferred compensation plan obligation, and an increase of $6.0 million in functionally allocated expenses as previously described. The increase was partially offset by a decrease of $4.1 million in travel related costs.

Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
	$339.8	$324.1	$334.8	$15.7	5%	$(10.7)	(3)%
Percentage of total revenue	25%	24%	25%

The increase in sales and marketing expense for fiscal 2010 compared with fiscal 2009 was primarily attributable to an increase of $18.9 million in commissions, other variable compensation and employee related costs, an increase of $3.4 million in acquisition-related costs and an increase of $1.1 million in travel related costs. The increase in commissions and other variable compensation was primarily driven by higher shipments during fiscal 2010 as compared to fiscal 2009. The increase was partially offset by a decrease of $8.0 million of other sales and marketing expense, including consulting, marketing and communications.

The decrease in sales and marketing expense for fiscal 2009 compared with fiscal 2008 was primarily attributable to a decrease of $17.7 million in variable compensation and employee related costs, and a decrease of $6.3 million in travel related costs. The decrease in variable compensation was primarily driven by lower shipments. The decrease was partially offset by the increase of $8.1 million in the fair value of our deferred compensation plan obligation, and $6.5 million of other sales and marketing expense.

General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
	$114.9	$119.1	$103.9	$(4.2)	(4)%	$15.2	15%
Percentage of total revenue	8%	9%	8%

The decrease in general and administrative expense for fiscal 2010 compared with fiscal 2009 was primarily due to a reduction of $3.4 million in bad debt expense based on our review of customer receivables, a decrease of $7.9 million in functionally allocated expenses as previously described, and a decrease in expense due to a $4.5 million restructuring charge related to a facility closure recorded in fiscal 2009. These decreases were offset by an increase of $9.3 million in acquisition-related costs and an increase of $3.0 million in facilities expense primarily due to our acquisitions.

The increase in general and administrative expense for fiscal 2009 compared with fiscal 2008 was primarily due to $5.1 million in facility relocation expenses in fiscal 2009, including a $4.5 million restructuring charge related to a facility closure, an increase of $4.7 million in the fair value of our deferred compensation plan obligation, an increase of $2.3 million in bad debt reserve based on our review of customer receivables, and an increase of $2.7 million in depreciation expense.

Change in Fair Value of Deferred Compensation

The income or loss, due to the change in fair value of the non-qualified deferred compensation plan obligation, is recorded in cost of sales and each functional operating expense. The offsetting income or loss due to the change in fair value of the non-qualified deferred compensation plan asset is recorded in other income (loss), net as the assets are classified as trading securities. The overall net impact to our consolidated statements of operations from the income or loss of our deferred compensation plan obligation and asset is immaterial for all periods presented.

The year-over-year effect of the fair value change was an increase of $0.5 million in fiscal 2010 compared with fiscal 2009. Correspondingly, the decrease in the fair value of the deferred compensation plan asset was approximately $1.2 million in fiscal 2010 compared to fiscal 2009.

The year-over-year effect of the fair value change was an increase of $31.7 million in fiscal 2009 compared with fiscal 2008. Correspondingly, the increase in the fair value of the deferred compensation plan asset was approximately $33.1 million in fiscal 2009 compared to fiscal 2008. This change was a result of the better performing financial markets in fiscal 2009 as compared to fiscal 2008.

Acquired In-Process Research and Development

In-process research and development (IPR&D) costs relate to in-process technologies acquired in acquisitions. The value assigned to IPR&D is determined by considering the importance of each project to our overall development plan, estimating costs to develop the IPR&D into commercially viable products, estimating the resulting net cash flows from such projects when completed and discounting the net cash flows back to their present value. The utilized discount rate is our weighted average cost of capital, taking into account the inherent uncertainties in future revenue estimates and the profitability of such technology, the successful development of the IPR&D, its useful life and the uncertainty of technological advances, all of which are unknown at the time of determination.

Effective for fiscal 2010, upon adoption of new accounting guidance, ASC 805, Business Combinations, acquired IPR&D in fiscal 2010 has been capitalized at fair value as an intangible asset with an indefinite life and is assessed for impairment in subsequent periods. Upon completion of development, the underlying R&D intangible asset will be amortized over its estimated useful life. Prior to the adoption, IPR&D was expensed upon acquisition if it had no alternative future use. IPR&D expense was $2.2 million for fiscal 2009 and $4.8 million for fiscal 2008. Acquired IPR&D projects are anticipated to be completed over a period of one to three years from the date of the acquisition. See Note 3 of Notes to Consolidated Financial Statements.

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

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
Included in cost of revenue	$36.1	$32.7	$23.3	$3.4	10.4%	$9.4	40.3%
Included in operating expenses	11.6	12.8	20.8	(1.2)	(9.4)%	(8.0)	(38)%

Total	$47.7	$45.5	$44.1	$2.2	4.8%	$1.4	3%

Percentage of total revenue	3%	3%	3%

Amortization of capitalized software development costs is not presented in the above table as it is included in cost of license revenue in the consolidated statements of operations.

The increase in amortization of intangible assets for fiscal 2010 as compared to fiscal 2009 was primarily due to the addition of intangible assets from our recent acquisitions in fiscal 2010 offset by certain intangible assets acquired in prior years becoming fully amortized.

The increase in amortization of intangible assets for fiscal 2009 as compared to fiscal 2008 was primarily due to addition of intangible assets from our recent acquisitions in fiscal 2009 offset by certain intangible assets acquired in prior years becoming fully amortized.

See Note 4 of Notes to Consolidated Financial Statements for a schedule of future amortization amounts which information is included herein.

Impairment of Intangible Assets. We did not record any impairment charges to the intangible assets during fiscal 2010, 2009, or 2008.

Other Income (Loss), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
Interest income	$5.4	$10.8	$21.2	$(5.4)	(50)%	$(10.4)	(49)%
Gain (loss) on sale of investment	$3.8	(6.4)	0.3	10.2	(159)%	(6.7)	(2,233)%
Income (loss) on assets related to executive deferred compensation plan	8.8	10.0	(23.1)	(1.2)	(12)%	33.1	(143)%
Foreign currency exchange (loss) gain	(1.5)	7.1	6.6	(8.6)	(121)%	0.5	8%
Other, net	(2.0)	3.3	(5.2)	(5.3)	(161)%	8.5	(163)%

Total	$14.5	$24.8	$(0.2)	$(10.3)	(42)%	$25.0	(12,500)%

The decrease in other income (loss), net in fiscal 2010 as compared to fiscal 2009 was primarily due to foreign exchange fluctuations, lower interest rates and a decrease in income on deferred compensation plan. This decrease was partially offset by an increase from gains on sales of investments. See Note 9 of Notes to the Consolidated Financial Statements for our employee benefit plans.

The increase in other income (loss), net in fiscal 2009 as compared to fiscal 2008 was primarily due to an increase in income on our deferred compensation plan. See Note 9 of Notes to the Consolidated Financial Statements for our employee benefit plans. The increase was partially offset by a decrease in interest income due to lower interest rates.

Income Taxes

See Note 10 of Notes to Consolidated Financial Statements for further discussion on income taxes.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

We hold our cash, cash equivalents and short-term investments in the U.S. and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of October 31, 2010, we held an aggregate of $253.1 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $685.5 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2010.

Cash and cash equivalents and short-term investments

	Year Ended October 31,		$ Change	% Change
	2010	2009
	(dollars in millions)
Cash and cash equivalents	$775.4	$701.6	$73.8	11%
Short-term investments	163.2	466.7	(303.5)	(65)%

Total	$938.6	$1,168.3	$(229.7)	(20)%

We generated strong cash flows from operating activities during the last three quarters of fiscal 2010. Our cash generated from operating activities was $341.0 million in fiscal 2010. Net payments for acquisitions were $500.8 million during fiscal 2010.

Other cash activities were (1) share repurchases of $184.7 million partially offset by proceeds from issuances of common stock of $145.3 million, (2) net proceeds from sales and purchases of investments of $304.2 million, and (3) purchases of property and equipment of $39.2 million.

Cash flows

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	(dollars in millions)
Cash provided by operations	$341.0	$239.2	$331.1	$101.8	43%	$(91.9)	(28)%
Cash used in investing activities	(238.7)	(191.9)	(201.1)	(46.8)	(24)%	9.2	5%
Cash (used in) provided by financing activities	(43.1)	69.5	(143.8)	(112.6)	(162)%	213.3	148%

Cash provided by operating activities

Cash provided by operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront license revenue much sooner than from time-based license revenue. In contrast, payment terms for TSLs are generally extended and the license fee is typically paid either quarterly or annually over the term of the license.

We expect cash provided by operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments and cash used in any future acquisitions.

Fiscal 2009 to fiscal 2010. Cash from operating activities increased primarily as a result of increased cash received from customers due to timing of billings, lower bonuses, commissions, vendor payments and lower income tax payments due to an IRS settlement compared to fiscal 2009. See Note 10 of Notes to Consolidated Financial Statements.

Fiscal 2008 to fiscal 2009. Cash from operating activities decreased primarily as a result of a decrease in deferred revenue due to the timing of billings and cash payments from certain customers, increased payments to vendors compared to fiscal 2008 and a tax prepayment for an IRS settlement. See Note 10 of Notes to Consolidated Financial Statements.

Cash used in investing activities

Fiscal 2009 to fiscal 2010. The increase in cash used primarily relates to the increase in acquisition activities during fiscal 2010 offset by the sale of certain investments. See Note 3 of Notes to Consolidated Financial Statements.

Fiscal 2008 to fiscal 2009. The decrease in cash used primarily relates to a decrease in our purchases of marketable securities and cash paid for acquisitions as compared to fiscal 2008, offset by the timing of maturities of marketable securities.

Cash (used in) provided by financing activities

Fiscal 2009 to fiscal 2010. The increase in cash used primarily related to the common stock repurchases resumed in fiscal 2010 offset by an increase in the number of options exercised by employees compared to fiscal 2009.

Fiscal 2008 to fiscal 2009. The increase in cash provided primarily relates to the absence of common stock repurchases in fiscal 2009 offset by a decrease in the number of options exercised by employees compared to fiscal 2008.

Accounts Receivable, net

Year Ended October 31,
2010	2009	$ Change	% Change
(dollars in millions)
$181.1	$127.0	$54.1	43%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 44 days at October 31, 2010 and 34 days at October 31, 2009. The increase in DSO along with an increase in accounts receivable balance primarily relates to our acquisitions in the last quarter of fiscal 2010.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	Year Ended October 31,
	2010	2009	$ Change	% Change
	(dollars in millions)
Current assets	$1,247.8	$1,463.8	$(216.0)	(15)%
Current liabilities	921.8	814.6	107.2	(13)%

Working capital	$326.0	$649.2	$(323.2)	(50)%

The primary drivers of changes in our working capital were: (1) a $229.8 million decrease in cash, cash equivalents and short-term investments as explained above, (2) a $32.8 million decrease in income tax receivable primarily from an IRS settlement recorded in fiscal 2010, (3) a $57.8 million increase in accounts payable and accrued liabilities, and (4) a $46.6 million increase in deferred revenue due to timing of our billings. The decreases were partially offset by a $54.1 million increase in accounts receivable, net of allowances as explained above.

Other Commitments—Credit Facility. On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to us and certain of our foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2010, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

As a result of an acquisition in fiscal 2009, we assumed two credit facilities. As of October 31, 2009, these facilities were cancelled and the borrowings outstanding paid down.

Other

Our cash equivalent and short-term investment portfolio as of October 31, 2010, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of October 31, 2010, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal years 2010, 2009 and 2008 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we have taken steps, including regularly reviewing our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets, we have been more proactively managing our cash and cash equivalents and investments and closely monitoring our capital and stock repurchase expenditures. Additionally, we believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Note 6 of Notes to the Consolidated Financial Statements.

We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our business requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2010.

	Total	Fiscal 2011	Fiscal 2012/ Fiscal 2013	Fiscal 2014/ Fiscal 2015	Thereafter	Other
	(in thousands)
Short-Term Obligations(1)	$580	$580	$—	$—	$—	$—
Lease Obligations:
Capital Lease	244	198	46	—	—	—
Operating Leases(2)	186,882	42,768	71,463	42,760	29,891	—
Purchase Obligations(3)	78,421	51,862	26,559	—	—	—
Long term accrued income taxes(4)	128,603	—	—	—	—	$128,603

Total	$394,730	$95,408	$98,068	$42,760	$29,891	$128,603

(1)	This commitment relates to the fees associated with the revolving credit facility as discussed in Other Commitments above.
(2)	Additional information is provided in Note 7 of Notes to Consolidated Financial Statements.
(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2010. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(4)	Long term accrued income taxes represent uncertain tax benefits as of October 31, 2010. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2011 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

In connection with acquisitions completed prior to October 31, 2010, we may be obligated to pay up to an aggregate of $4.9 million in cash during fiscal 2011, $5.4 million during fiscal 2012, and $3.3 million during fiscal 2013 if certain performance and milestone goals are achieved. Because these commitments are contingent on certain performance and milestone goals, these amounts are not reflected in the table above.

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

Off-Balance Sheet Arrangements

As of October 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The following table presents the carrying value and related weighted average total return for our investment portfolio as of October 31, 2010:

	Carrying Value	Weighted Average Total Return
	(in thousands)
Money market funds (U.S.)	$68,099	0.093%
Cash deposits and money market funds (International)	661,621	0.283%
Short-term investments (U.S.)	163,154	0.323%

Total interest bearing instruments	$892,874	0.276%

As of October 31, 2010, the stated maturities of our current short-term investments are $32.8 million within one year, $67.7 million within one to five years, $25.0 million within five to ten years and $37.7 million after ten years. However, we consider these investments to be short-term in nature because, in accordance with our investment policy, the weighted average expected duration of our total invested funds does not exceed one year and the investments are available for short-term obligations and other uses including acquisitions. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax reported as a separate component of accumulated other comprehensive income.

The following table presents the amounts of our cash equivalents and investments as of October 31, 2010 that are subject to interest rate risk by fiscal year of expected maturity and average interest rates:

	Year Ended October 31,
	2011	2012	2013	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$729,720	$—	$—	$729,720	$729,720
Average interest rate	0.27%	—%	—%
Short-term investments (variable rate)	$20,132	$—	$—	$20,132	$20,132
Average interest rate	0.28%	%	—%
Short-term investments (fixed rate)	$69,691	$61,775	$11,556	$143,022	$143,022
Average interest rate	1.06%	1.05%	1.16%

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

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2010, the fair value of the contracts would decrease by approximately $11.7 million, and we would be required to pay approximately $11.7 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $11.7 million that would offset the loss and negative cash flow on the maturing forward contracts.

Net unrealized loss of approximately $6.4 million and gain of approximately $9.6 million, net of tax are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2010 and October 31, 2009, respectively.

If estimates of our balances and transactions prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy.

We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with financial institutions and have not experienced nonperformance by counterparties. Further, we anticipate performance by all counterparties to such agreements.

The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2010:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$351,133	83.325
Euro	116,833	0.7315
Indian rupee	39,899	46.251
Canadian dollar	38,666	1.033
Chinese renminbi	36,592	6.606
Taiwan dollar	28,008	30.727
British pound sterling	15,681	0.640
Armenian dram	14,150	351.20
Israeli shekel	13,357	3.625
Swiss franc	8,841	0.969
Swedish krona	7,422	6.650
Korean won	7,252	1,132.39
Hungarian Forint	5,441	196.415
Singapore dollar	4,027	1.310
Australian dollar	3,084	1.0402
Polish zloty	957	2.8215

	$691,343

The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2009:

	Gross Notional Amount in U.S. Dollars	Weighted Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$245,357	91.57
Euro	98,703	0.7156
Chinese renminbi	37,325	6.7901
Canadian dollar	32,231	1.1051
India rupee	30,659	49.0024
Taiwan dollar	20,633	32.131
British pound sterling	11,890	0.6346
Israeli shekel	10,722	3.746
Armenian dram	9,255	376.31
Switzerland franc	7,602	1.0332
Swedish krona	7,598	6.8728
Korean won	6,480	1,189.85
Singapore dollar	4,015	1.4138
Hungarian forint	2,958	180.96

	$525,428

Equity Risk. Our strategic investment portfolio consists of approximately $7.4 million of minority equity investments in privately held companies as of October 31, 2010 compared to approximately $9.8 million of minority equity investments in publicly traded and privately held companies as of October 31, 2009. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During fiscal 2010 and 2009, we wrote down the value of our strategic investment portfolio by $0.3 million and $7.2 million, respectively. None of our investments in our strategic investment portfolio are held for trading purposes.

Selected Unaudited Quarterly Financial Data

The table below includes certain unaudited financial information for the last four fiscal quarters. Refer to Note 2 of Notes to Consolidated Financial Statements for information on the Company’s fiscal year end.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2010:
Revenue	$330,167	$338,106	$336,929	$375,459
Gross margin	264,586	269,079	270,186	295,716
Income before provision for income taxes	57,342	53,873	47,747	39,696
Net income	132,786	39,549	39,327	25,401
Net income per share
Basic	$0.90	$0.27	$0.27	$0.17
Diluted	0.88	0.26	0.26	0.17
2009:
Revenue	$339,755	$336,835	$345,177	$338,278
Gross margin	274,331	271,816	275,142	265,106
Income before provision for income taxes	69,671	65,113	66,473	31,813
Net income(1)	52,429	48,288	47,436	19,528
Net income per share
Basic	$0.37	$0.34	$0.33	$0.13
Diluted	0.37	0.33	0.32	0.13

(1)	The Company’s provision for income taxes for the fiscal quarter and year ended October 31, 2009 included additional tax expense related to tax benefit shortfalls for stock compensation that should have been recognized in fiscal years 2006 ($1,128), 2007 ($2,210), 2008 ($1,657) and the first three quarters of fiscal 2009 ($2,350). The effect on the Company’s fiscal 2009 as well as its prior period consolidated financial statements is not considered material.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synopsys, Inc.:

We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries (the Company) as of October 30, 2010 and October 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 30, 2010. We also have audited Synopsys, Inc.’s internal control over financial reporting as of October 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synopsys, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of October 30, 2010 and October 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended October 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in note 3, the Company changed its method of accounting for business combinations in fiscal 2010 and, as described in note 10, the Company changed its accounting for uncertainty in income taxes in fiscal 2008.

Mountain View, California

December 16, 2010

SYNOPSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$775,407	$701,613
Short-term investments	163,154	466,713

Total cash, cash equivalents and short-term investments	938,561	1,168,326
Accounts receivable, net of allowances of $2,727 and $3,587, respectively	181,102	127,010
Deferred income taxes	73,465	73,453
Income taxes receivable	18,425	51,191
Prepaid and other current assets	36,202	43,820

Total current assets	1,247,755	1,463,800
Property and equipment, net	148,580	146,910
Goodwill	1,265,843	932,691
Intangible assets, net	249,656	96,810
Long-term deferred income taxes	268,759	205,396
Other long-term assets	105,948	93,247

Total assets	$3,286,541	$2,938,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$312,850	$255,095
Accrued income taxes	8,349	5,508
Deferred revenue	600,569	553,990

Total current liabilities	921,768	814,593
Long term accrued income taxes	128,603	157,354
Other long-term liabilities	101,885	88,002
Long-term deferred revenue	34,103	34,739

Total liabilities	1,186,359	1,094,688
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 148,479 and 146,945 shares outstanding, respectively	1,485	1,469
Capital in excess of par value	1,541,383	1,500,166
Retained earnings	770,674	574,980
Treasury stock, at cost: 8,786 and 10,326 shares, respectively	(197,586)	(228,618)
Accumulated other comprehensive loss	(15,774)	(3,831)

Total stockholders’ equity	2,100,182	1,844,166

Total liabilities and stockholders’ equity	$3,286,541	$2,938,854

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31,
	2010	2009	2008
Revenue:
Time-based license	$1,158,418	$1,150,473	$1,140,036
Upfront license	68,618	57,551	57,192
Maintenance and service	153,625	152,021	139,723

Total revenue	1,380,661	1,360,045	1,336,951
Cost of revenue:
License	180,245	175,620	171,974
Maintenance and service	64,746	65,368	63,596
Amortization of intangible assets	36,103	32,662	23,326

Total cost of revenue	281,094	273,650	258,896

Gross margin	1,099,567	1,086,395	1,078,055
Operating expenses:
Research and development	449,229	419,908	394,747
Sales and marketing	339,759	324,124	334,779
General and administrative	114,887	119,100	103,852
In-process research and development	—	2,200	4,800
Amortization of intangible assets	11,582	12,812	20,765

Total operating expenses	915,457	878,144	858,943

Operating income	184,110	208,251	219,112
Other income (loss), net	14,548	24,819	(156)

Income before provision for income taxes	198,658	233,070	218,956
(Benefit) provision for income taxes	(38,405)	65,389	28,978

Net income	$237,063	$167,681	$189,978

Net income per share:
Basic	$1.60	$1.17	$1.33

Diluted	$1.56	$1.15	$1.29

Shares used in computing per share amounts:
Basic	148,013	143,752	143,258

Diluted	151,911	145,857	147,672

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2007	146,365	$1,464	$1,401,965	$263,977	$(234,918)	$3,905	$1,436,393
Adjustments from adoption of new tax guidance(1)			7,675	4,987			12,662

Adjusted balance at November 1, 2007	146,365	1,464	1,409,640	268,964	(234,918)	3,905	1,449,055
Components of comprehensive income:
Net income				189,978			189,978
Unrealized loss on investments, net of tax of $2,087						(3,160)	(3,160)
Deferred loss on cash flow hedges, net of tax of $1,350						(13,565)	(13,565)
Reclassification adjustment on deferred gains of cash flow hedges, net of tax of $684						(3,921)	(3,921)
Foreign currency translation adjustment						(18,538)	(18,538)

Other comprehensive loss							(39,184)

Total comprehensive income							150,794
Purchases of treasury stock	(9,638)	(96)	96		(220,053)		(220,053)
Common stock issued	5,059	50	(8,588)	(24,885)	112,115		78,692
Stock compensation expense			65,388				65,388
Stock awards assumed in acquisition			4,169				4,169
Tax benefit associated with exercise of stock options			326				326

Balance at October 31, 2008	141,786	$1,418	$1,471,031	$434,057	$(342,856)	$(35,279)	$1,528,371
Components of comprehensive income:
Net income				167,681			167,681
Unrealized gain on investments, net of tax of $(1,583)						2,399	2,399
Deferred gain on cash flow hedges, net of tax of $(3,952)						16,726	16,726
Reclassification adjustment on deferred loss of cash flow hedges, net of tax of $(1,560)						8,840	8,840
Foreign currency translation adjustment						3,483	3,483

Other comprehensive income							31,448

Total comprehensive income							199,129
Common stock issued	5,159	51	(15,808)	(26,758)	114,238		71,723
Stock compensation expense			56,912				56,912
Tax adjustments(1)			(11,969)				(11,969)

Balance at October 31, 2009	146,945	$1,469	$1,500,166	$574,980	$(228,618)	$(3,831)	$1,844,166
Components of comprehensive income:
Net income					237,063		237,063
Unrealized loss on investments, net of tax of $1,522						(2,307)	(2,307)
Deferred loss on cash flow hedges, net of tax of $1,520						(12,527)	(12,527)
Reclassification adjustment on deferred gain of cash flow hedges, net of tax of $2,923						(3,443)	(3,443)
Foreign currency translation adjustment						6,334	6,334

Other comprehensive income							(11,943)

Total comprehensive income							225,120
Purchases of treasury stock	(8,236)	(82)	82		(184,699)		(184,699)
Common stock issued	9,770	98	(28,672)	(41,369)	215,731		145,788
Stock compensation expense			59,979				59,979
Stock awards assumed in acquisition			4,598				4,598
Tax adjustments(1)			5,230				5,230

Balance at October 31, 2010	148,479	$1,485	$1,541,383	$770,674	$(197,586)	$(15,774)	$2,100,182

(1)	See Note 10 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31,
	2010	2009	2008
Cash flow from operating activities:
Net income	$237,063	$167,681	$189,978
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	101,201	101,453	97,143
Stock compensation	59,988	56,934	65,474
Allowance for doubtful accounts	(899)	2,461	135
Write-down of long-term investments	468	7,158	1,115
Gain on sale of investments	(3,995)	(716)	(1,404)
Deferred income taxes	38,356	25,942	(12,249)
In-process research and development	—	2,200	4,800
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(16,202)	22,830	(8,571)
Prepaid expenses and other current assets	4,638	11,416	(22,338)
Other long-term assets	(5,923)	(12,248)	13,275
Accounts payable and accrued liabilities	10,566	(28,206)	3,834
Income taxes	(94,052)	(21,140)	(6,960)
Deferred revenue	9,827	(96,606)	6,856

Net cash provided by operating activities	341,036	239,159	331,088

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	547,686	290,709	597,902
Purchases of short-term investments	(243,515)	(386,431)	(564,978)
Proceeds from sales of long-term investments	—	—	77
Purchases of long-term investments	—	(771)	(7,694)
Purchases of property and equipment	(39,223)	(39,199)	(38,869)
Cash paid for acquisitions and intangible assets, net of cash acquired	(500,829)	(53,358)	(184,650)
Capitalization of software development costs	(2,852)	(2,852)	(2,874)

Net cash used in investing activities	(238,733)	(191,902)	(201,086)

Cash flows from financing activities:
Principal payments on capital leases	(3,692)	(2,212)	(2,970)
Proceeds from credit facilities	—	1,279	—
Payments on credit facilities	—	(1,533)	—
Issuances of common stock	145,329	71,918	79,181
Purchases of treasury stock	(184,699)	—	(220,053)

Net cash (used in) provided by financing activities	(43,062)	69,452	(143,842)
Effect of exchange rate changes on cash and cash equivalents	14,553	7,272	12,145

Net change in cash and cash equivalents	73,794	123,981	(1,695)
Cash and cash equivalents, beginning of year	701,613	577,632	579,327

Cash and cash equivalents, end of year	$775,407	$701,613	$577,632

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the year:	$18,673	$59,904	$51,312
Interest payments on capital leases during the year	$171	$239	$192

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Synopsys, Inc. (Synopsys or the Company) is a world leader in providing technology solutions used to develop electronics and electronic systems. The Company supplies the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. The Company also supplies software and hardware used to develop the systems that incorporate integrated circuits and the software that runs on those integrated circuits. The Company’s intellectual property (IP) products are pre-designed circuits that engineers use as components of larger chip designs rather than redesigning those circuits themselves. To complement these product offerings, the Company provides technical services and helps customers develop chips and electronic systems.

Note 2. Summary of Significant Accounting Policies

Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest October 31. The Company’s current fiscal year ended October 30, 2010. Fiscal 2009 and 2008 ended on October 31, 2009 and November 1, 2008, respectively. Fiscal 2010, 2009 and 2008 were 52-week years. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

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

Basis of Presentation. Certain immaterial amounts within total revenue in prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on total revenue.

Foreign Currency Translation. The functional currency of each of the Company’s active foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s principal Irish, Hungarian, and Swiss subsidiaries, whose functional currencies are the United States (U.S.) dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. The Company translates assets and liabilities of its non-U.S. dollar functional currency foreign operations into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of such foreign operations into U.S. dollars reporting currency at average exchange rates for the period. Accumulated translation adjustments are reported in stockholders’ equity, as a component of accumulated other comprehensive loss.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Values of Financial Instruments. The Company’s cash equivalents, short-term investments and foreign currency contracts are carried at fair value. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration. Long-term marketable equity investments are valued based on quoted market prices. Non-marketable equity securities are carried at cost. The Company performs periodic impairment analysis over these non-marketable equity securities. See Note 6.

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

Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts to reduce the Company’s receivables to their estimated net realizable value. The Company provides a general reserve on all accounts receivable based on a review of accounts and a 15-quarter average of write-offs, net of recoveries. The following table presents the changes in the allowance for doubtful accounts.

Fiscal Year	Balance at Beginning of Period	Provisions(1)	Write-offs(2)	Balance at End of Period
	(in thousands)
2010	$3,587	$(899)	$39	$2,727
2009	$2,338	$4,698	$(3,449)	$3,587
2008	$2,214	$236	$(112)	$2,338

(1)	Fiscal 2009 and fiscal 2008 include acquired bad debt reserves of $2.2 million and $0.1 million, respectively.
(2)	Balances written off, net of recoveries.

Income Taxes. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation was $50.3 million, $48.3 million and $49.9 million in fiscal 2010, 2009 and 2008, respectively. The cost of repairs and maintenance is charged to operations as incurred and was $19.0 million, $19.2 million and $17.7 million in fiscal 2010, 2009 and 2008, respectively. A detail of property and equipment is as follows:

	October 31,
	2010	2009
	(in thousands)
Computer and other equipment	$255,054	$225,820
Buildings	55,447	59,842
Furniture and fixtures	27,639	25,838
Land	20,414	21,977
Leasehold improvements	87,405	73,013

	445,959	406,490
Less accumulated depreciation and amortization	(297,379)	(259,580)

Total	$148,580	$146,910

The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3-5
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	5

Software Development Costs. Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype and ends upon general release of the product. Capitalized software development costs were $2.9 million, $3.0 million and $3.0 million in fiscal 2010, 2009 and 2008, respectively. Amortization of software

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development costs is computed based on the straight-line method over the estimated economic life of approximately two years. The Company recorded amortization costs of $3.0 million in fiscal 2010 and $2.9 million in fiscal 2009 and fiscal 2008, respectively.

Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During fiscal 2010, 2009 and 2008, there were no indicators of impairments to goodwill.

Prior to fiscal 2010, the carrying value of goodwill was adjusted for the settlement of tax contingencies or the recognition of tax benefits from acquired companies. Beginning in fiscal 2010, adjustments to these related items have been recognized in income from continuing operations, rather than in goodwill, if such changes occurred after the measurement period.

Intangible Assets. Intangible assets consist of purchased technology, contract rights intangibles, customer installed base/relationships, trademarks and tradenames covenants not to compete, customer backlog, capitalized software and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from one to ten years.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted future cash flow. If the undiscounted future cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company had no impairments of any long-lived assets in fiscal 2010, 2009 or 2008.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consist of:

	October 31,
	2010	2009
	(in thousands)
Payroll and related benefits	$216,079	$189,719
Other accrued liabilities	70,519	45,734
Accounts payable	16,331	10,136
Facility restructuring charge	2,711	4,538
Acquisition-related costs	7,210	4,968

Total	$312,850	$255,095

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-term Liabilities. Other long-term liabilities consist of:

	October 31,
	2010	2009
	(in thousands)
Deferred compensation liability(1)	$83,330	$69,709
Other long-term liabilities	18,555	18,293

Total	$101,885	$88,002

(1)	See Note 9.

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

	October 31,
	2010	2009
	(in thousands)
Unrealized gain on investments	$557	$2,865
Deferred gain (loss) on cash flow hedges	(6,354)	9,615
Foreign currency translation adjustments	(9,977)	(16,311)

	$(15,774)	$(3,831)

Revenue Recognition. The Company recognizes revenue from software licenses and related maintenance and service revenue and, to a lesser extent, from hardware sales, in accordance with ASC 605, Revenue Recognition. Software license revenue consists of fees associated with the licensing of its software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional service fees. Hardware revenue consists of Field Programmable Gate Array (FPGA) board-based products.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Term Licenses. The Company recognizes revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the consolidated statement of operations. For term licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, the Company recognizes revenue as customer payments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statement of operations.

•

Perpetual Licenses. The Company recognizes revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the consolidated statement of operations. For perpetual licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, the Company recognizes revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statement of operations.

The Company also enters into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, for example, royalty arrangements. The Company refers to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the applicable event occurs. It is reported as “time-based revenue” in the consolidated statement of operations. These arrangements were not material to our total revenue.

The Company recognizes revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is reported as “upfront license revenue” in the consolidated statement of operations. If a technology subscription license is sold together with the hardware, the Company recognizes total revenue ratably over the term of the software license period, or as customer installments become due and payable, whichever is later. Revenue attributable to these hardware sales is reported as “time-based license revenue” in the consolidated statement of operations. Hardware sales were not material to our total revenue.

The Company recognizes revenue from maintenance fees ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognizes revenue from professional services and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the consolidated statement of operations.

The Company also enters into arrangements to deliver software products, either alone or together with other products or services that require significant modification, or customization of the software. The Company accounts for such arrangements per the guidance provided in ASC 605-35, Construction-Type and Production—Type Contracts. The Company uses the percentage of completion

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method to account for such transactions, as it has the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. The Company measures the progress towards completion using the labor hours incurred to complete the project.

The Company’s determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE of fair value for each element to the price charged when such element is sold separately.

The Company has analyzed all of the elements included in our multiple-element software arrangements and has determined that it has sufficient VSOE to allocate revenue to the maintenance components of its perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, the Company recognizes license revenue from perpetual and term licenses upon delivery using the residual method, recognizes revenue from maintenance ratably over the maintenance term, and recognizes revenue from professional services as services are performed or as milestones are met and accepted. The Company recognizes revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

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

•

Delivery Has Occurred. The Company delivers its products to its customers electronically or physically. For electronic deliveries, delivery occurs when the Company provides access to its customers to take immediate possession of the software through downloading it to the customer’s hardware. For physical deliveries, the standard transfer terms are typically FOB shipping point. The Company generally ships its products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and the Company’s operational capacity to fulfill product orders at the end of a fiscal quarter.

•

The Fee is Fixed or Determinable. The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Its standard payment terms for perpetual and term licenses require 75% or more of the license fee and 100% of the maintenance fee to be paid within one year. If the arrangement includes these terms, the Company regards the fee as fixed or determinable, and recognizes all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, the Company does not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, because of the right to exchange products or receive unspecified future technology and because VSOE for maintenance

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services does not exist for a TSL, the Company recognizes revenue ratably over the term of the license, but not in advance of when customers’ installments become due and payable.

•

Collectability is Probable. The Company judges collectability of the arrangement fees on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with whom it has a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments, the Company evaluates the customer’s financial position and ability to pay and typically assign a credit limit based on that review. The Company increases the credit limit only after it has established a successful collection history with the customer. If the Company determines at any time that collectability is not probable under a particular arrangement based upon its credit review process or the customer’s payment history, it recognizes revenue under that arrangement as customer payments are actually received.

Warranties and Indemnities. The Company generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for software products and for up to six months for hardware products. In certain case, the Company also provides its customers with limited indemnification with respect to claims that their use of the Company’s software products infringe on United States patents, copyrights, trademarks or trade secrets. The Company is currently defending some of its customers against claims that their use of one of the Company’s products infringes a patent held by a Japanese electronics company. The Company is unable to estimate the potential impact of these commitments on the future results of operations. To date, the Company has not been required to pay any material warranty claims.

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

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
Numerator:
Net income	$237,063	$167,681	$189,978
Denominator:
Weighted average common shares for basic net income per share	148,013	143,752	143,258
Dilutive effect of common share equivalents from equity—based compensation	3,898	2,105	4,414

Weighted average common shares for diluted net income per share	151,911	145,857	147,672

Net income per share:
Basic	$1.60	$1.17	$1.33
Diluted	$1.56	$1.15	$1.29

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income per share excludes 11.0 million, 17.3 million and 11.5 million anti-dilutive options and unvested restricted stock units for fiscal years ended October 31, 2010, 2009 and 2008, respectively. While these options and unvested restricted stock units were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 3. Business Combinations

During the fiscal years presented, the Company made several acquisitions which were accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in the aggregate to the Company’s balance sheet and results of operations. The consolidated financial statements include the operating results of each business from the date of acquisition.

Effective for fiscal 2010, the Company adopted new accounting guidance, ASC 805, Business Combinations. The fair values assigned to the acquired identifiable intangible assets were based upon future discounted cash flows related to the existing products’ projected income streams. In addition, the purchased in-process research and development (IPR&D) for fiscal 2010 has been capitalized at fair value as an intangible asset with an indefinite life (see Note 4) and will be assessed for impairment in subsequent periods. Upon completion of development, the underlying R&D intangible asset will be amortized over its estimated useful life. Prior to the adoption of ASC 805, IPR&D was expensed upon acquisition if it had no alternative future use.

Goodwill primarily relates to expected synergies and represents the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired in the acquisitions. Goodwill is not amortized but is assessed for impairment in subsequent periods and is generally not deductible for tax purposes except for certain asset acquisitions. Goodwill of $46.0 million and $33.4 million resulting from fiscal 2010 and fiscal 2009 acquisitions, respectively, is deductible for tax purposes.

Fiscal 2010 Acquisitions

Virage Logic Corporation

On September 2, 2010, the Company acquired all outstanding shares of Virage Logic Corporation (Virage). Virage was a leading provider of embedded memories with test and repair, non-volatile memories (NVMs), logic libraries, and configurable cores for control and multimedia sub-systems. The Company believes the acquisition will expand its Designware interface and analog IP portfolio.

Purchase Price. Synopsys paid $12.00 per share for all outstanding shares, including vested awards of Virage for an aggregate cash payment of $299.5 million, net of cash acquired. Additionally, the Company assumed unvested restricted stock units and stock appreciation rights, collectively called “stock awards.”

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation. The total purchase consideration and the preliminary allocation consisted of:

(in thousands)
Cash paid	$311,982
Fair value of stock awards allocated to purchase consideration	4,598

Total purchase consideration	$316,580

Tangible assets acquired	49,645
Identifiable intangibles assets acquired	96,700
IPR&D acquired	13,200
Goodwill	211,849
Liabilities assumed	(54,814)

Total purchase allocation	$316,580

As of the end of the fiscal year, the Company’s allocation is preliminary and has not been finalized for certain liabilities and tax allocations. Goodwill primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Virage’s technology with the Company’s technology and operations to provide an expansion of products and market reach. Identifiable intangible assets consisted of technology, customer relationships, contract rights and trademarks, were valued using the income method, and are being amortized over two to ten years.

Acquisition-related costs totaling $10.8 million were expensed as incurred in the statement of operations and consist primarily of professional services, severance and employee related costs, contract terminations and facilities closure costs.

Fair Value of Stock Awards Assumed. The Company assumed unvested restricted stock units (RSUs) and stock appreciation rights (SARs) with a fair value of $21.7 million. Of the total consideration, $4.6 million was allocated to the purchase consideration and $17.1 million was allocated to future services and will be expensed over their remaining service periods on a straight-line basis.

Other Fiscal 2010 Acquisitions

During fiscal 2010, the Company completed seven other acquisitions for cash and preliminarily allocated the total purchase consideration of $221.7 million to the assets acquired and liabilities assumed based on their respective fair values at the acquisition dates, resulting in total goodwill of $117.6 million. Acquired identifiable intangible assets totaling $86.3 million, were valued using the income method, and are being amortized over their respective useful lives ranging from one to ten years. Acquisition-related costs totaling $9.8 million were expensed as incurred in the statement of operations.

The purchase consideration for one of the acquisitions includes contingent consideration up to $10.0 million payable upon the achievement of certain technology milestones over three years. The contingent consideration was recorded as a liability at its estimated fair value determined based on the net present value of estimated payments of $7.8 million on the acquisition date and is being remeasured at fair value quarterly during the three-year contingency period with changes in its fair value recorded in the Company’s statements of operations. The contingent consideration liability as of the end of fiscal 2010 was $8.1 million.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2010, the Company also paid $3.6 million upon the achievement of certain milestones related to prior fiscal year acquisitions.

The Company continues to evaluate certain assets and liabilities related to business combinations completed during fiscal 2010. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill.

Fiscal 2009 Acquisitions

During fiscal 2009, the Company completed certain acquisitions for cash. The Company allocated the total purchase consideration of $61.2 million to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition dates, resulting in aggregate goodwill of $33.4 million. Identifiable intangible assets of $27.5 million are being amortized over one to six years. In-process research and development expense related to these acquisitions was $2.2 million.

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

Purchase Price. Synopsys paid $8.00 per share for all outstanding shares including certain vested options of Synplicity for an aggregate cash payment of $223.3 million. Additionally, the Company assumed certain employee stock options and restricted stock units, collectively called “stock awards.” The total purchase consideration consisted of:

(in thousands)
Cash paid, net of cash acquired	$180,618
Fair value of assumed vested or earned stock awards	4,169
Acquisition-related costs	7,465

Total purchase price consideration	$192,252

Acquisition-related costs consist primarily of professional services, severance and employee related costs and facilities closure costs of which $7.3 million have been paid as of October 31, 2010.

Fair Value of Stock Awards Assumed. The total fair value of stock awards assumed was $9.2 million, of which $4.2 million was allocated to the purchase price and $5.0 million was allocated to future services and expensed over the remaining service periods on a straight-line basis.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocation. The Company allocated $80.0 million of the purchase price to identifiable intangible assets to be amortized over two to seven years. In-process research and development expense related to these acquisitions was $4.8 million. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired, was $123.8 million.

Note 4. Goodwill and Intangible Assets

Goodwill consists of the following:

(in thousands)
Balance at October 31, 2008	$899,640
Additions	35,212
Other adjustments(1)	(2,161)

Balance at October 31, 2009	$932,691
Additions	329,496
Other adjustments(1)	3,656

Balance at October 31, 2010	$1,265,843

(1)	Adjustments relate to reduction of merger costs and income tax adjustments for prior year acquisitions.

Intangible assets as of October 31, 2010 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$263,592	$118,587	$145,005
Customer relationships	113,020	55,040	57,980
Contract rights intangible	30,400	9,522	20,878
Covenants not to compete	2,200	1,884	316
Trademarks and trade names	6,200	1,541	4,659
In-process research and development (IPR&D)	17,525	—	17,525
Capitalized software development costs(1)	8,873	5,580	3,293

Total	$441,810	$192,154	$249,656

(1)	During fiscal 2010, the Company retired fully amortized assets of $5.8 million.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets as of October 31, 2009 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$146,266	$85,355	$60,911
Customer relationships	73,120	45,715	27,405
Contract rights intangible	8,100	5,661	2,439
Covenants not to compete	2,200	1,247	953
Trademarks and trade names	2,700	911	1,789
Capitalized software development costs	11,755	8,442	3,313

Total	$244,141	$147,331	$96,810

Total amortization expense related to intangible assets is set forth in the table below:

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
Core/developed technology	$33,232	$29,644	$21,013
Customer relationships	9,325	11,109	19,065
Contract rights intangible	3,861	3,399	3,091
Covenant not to compete	637	741	642
Trademarks and tradenames	630	581	280
Capitalized software development costs(2)	2,964	2,948	2,899

Total	$50,649	$48,422	$46,990

(2)	Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2011	$67,642
2012	56,654
2013	44,307
2014	26,636
2015	16,012
2016 and thereafter	20,880
IPR&D (to be amortized upon project completion or written off upon abandonment)	17,525

Total	$249,656

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2010
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$45,687	$—	$—	$—	$45,687
Money market funds (U.S.)	68,099	—	—	—	68,099
Cash deposits and money market funds (International)	661,621	—	—	—	661,621
Municipal obligations	162,440	723	(9)	—	163,154

	937,847	723	(9)	—	938,561
Classified as non-current assets:
Strategic investments	7,360		—	—	7,360

Total	$945,207	$723	$(9)	$—	$945,921

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value
	(in thousands)
Balance at October 31, 2009
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$40,390	$—	$—	$—	$40,390
Money market funds (U.S.)	141,418	—	—	—	141,418
Cash deposits and money market funds (International)	519,805	—	—	—	519,805
Municipal obligations	463,966	2,827	(80)	—	466,713

	1,165,579	2,827	(80)	—	1,168,326
Classified as non-current assets:
Strategic investments	8,002	1,796	—	—	9,798

Total	$1,173,581	$4,623	$(80)	$—	$1,178,124

As of October 31, 2010, the stated maturities of the Company’s short-term investments were $32.8 million within one year, $67.7 million within one to five years, $25.0 million within five to ten years and $37.7 million after ten years. Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations.

These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other comprehensive income (loss), net of tax. Realized gains and losses on sales of short-term investments have not been material in any period presented.

Strategic Investments. The Company’s strategic investment portfolio consists of minority equity investments in privately held companies. The cost basis of securities sold is based on the specific identification method. Securities of privately held companies are reported at cost net of impairment losses. As of October 31, 2010, the carrying value of the Company’s strategic investments was $7.4 million.

Derivatives. In accordance with ASC 815, Derivatives and Hedging, the Company recognizes derivative instruments as either assets or liabilities in the consolidated financial statements at fair value and provides qualitative and quantitative disclosures about such derivatives.

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

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of one year or less, except for forward contracts denominated in the British pound, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen or Taiwanese dollar, which can have durations of up to 19 months. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss), or OCI, in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings.

Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other income (loss), net. The premium/discount component of the

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forward contracts is recorded to other income (loss), net, and is not included in evaluating hedging effectiveness.

Non-designated Hedging Activities

The Company’s foreign exchange forward contracts that are used to hedge non-functional currency denominated balance sheet assets and liabilities are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income (loss), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also recorded in other income (loss), net. The duration of the forward contracts for hedging the Company’s balance sheet exposure is approximately one month.

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

During the year ended October 31, 2010, $2.8 million of losses were recorded in other income (loss), net, from changes in fair values of non-designated forward contracts. As of October 31, 2010, the Company had a total gross notional amount of $691.3 million of short-term foreign currency forward contracts outstanding with net fair value of ($7.5) million. As of October 31, 2009, the Company had a total gross notional amount of $525.4 million of short-term foreign currency forward contracts outstanding with net fair value of $11.2 million. The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of October 31, 2010 and October 31, 2009, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of October 31, 2010
Other current assets	$5,680	$—
Other current liabilities	$11,626	$1,554
As of October 31, 2009
Other current assets	$10,273	$1,746
Other current liabilities	$846	$—

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax, for the year ended October 31, 2010:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
For year ended October 31, 2010
Foreign exchange contracts	Revenue	$(9,747)	Revenue	$1,689
Foreign exchange contracts	Operating expenses	(1,961)	Operating expenses	1,754

Total		$(11,708)		$3,443
For year ended October 31, 2009
Foreign exchange contracts	Revenue	$1,712	Revenue	$5,385
Foreign exchange contracts	Operating expenses	15,011	Operating expenses	(14,227)

Total		$16,723		$(8,842)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments during the year ended October 31, 2010:

	Location of gain (loss) recognized in income on derivatives (ineffective portion and excluded from effectiveness testing)	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For year ended October 31, 2010
Foreign exchange contracts	Other income (loss), net	$788	$(1,051)
For year ended October 31, 2009
Foreign exchange contracts	Other income (loss), net	$(59)	$2,977

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

Credit Facility. On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of October 31, 2010, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 6. Fair Value Measures

ASC 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes guidelines and enhances disclosure requirements for fair value measurements.

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

The assets of the Company’s non-qualified deferred compensation plan consist of money market and mutual funds invested in domestic and international marketable securities. During fiscal 2009, the deferred compensation plan was classified within Level 2 as the assets were invested in funds with indirectly observable market prices. During the first quarter of fiscal 2010, the assets of the deferred compensation plan were transferred to mutual funds that are directly observable in active markets and are therefore classified within Level 1.

The Company’s foreign currency derivative contracts are classified within Level 2 because these contracts were not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments.

During fiscal 2010, the Company recorded a liability for contingent consideration of $7.8 million arising from a business combination (see Note 3 for further details). The fair value of the contingent

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration was determined at the acquisition date using the income approach based on the net present value of estimated payments. The contingent consideration was classified within Level 3 as the management assumptions for the valuation included discount rates and estimated probabilities of achievement of certain technical milestones which are unobservable in the market. As of October 31, 2010, the balance was $8.1 million and the assumptions for the valuation did not materially change.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2010:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$487,199	$487,199	$—	$—
Short-term investments:
Municipal securities	163,154	—	163,154	—
Prepaid and other current assets:
Foreign currency derivative contracts	5,680	—	5,680	—
Other long-term assets:
Deferred compensation plan assets	83,330	83,330	—	—

Total assets	$739,363	$570,529	$168,834	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$13,180	$—	$13,180	$—
Contingent consideration	3,121	—	—	3,121
Other long-term liabilities:
Contingent consideration	4,935	—	—	4,935

Total liabilities	$21,236	$—	$13,180	$8,056

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2009:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$461,068	$461,068	$—	$—
Short-term investments:
Municipal securities	466,713	—	466,713	—
Other current assets:
Foreign currency derivative contracts	12,019	—	12,019	—
Other long-term assets:
Marketable equity security(1)	2,140	2,140	—	—
Deferred compensation plan assets	73,968	—	73,968	—

Total assets	$1,015,908	$463,208	$552,700	$—

Liabilities
Account payable and accrued liabilities:
Foreign currency derivative contracts	$846	$—	$846	$—
Deferred compensation and other liabilities:
Deferred compensation plan liabilities	69,709	—	69,709	—

Total liabilities	$70,555	$—	$70,555	$—

(1)	During the year ended October 31, 2009, the Company recorded a $0.9 million other-than-temporary impairment charge in other income (loss), net, due to the decline of the stock price of a public company in its long-term investment portfolio.

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market,

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than-temporary decline in value has occurred. As a result of the fair value measurement, the Company recorded $0.5 million, $7.2 million, and $1.1 million of other-than-temporary impairments during fiscal 2010, 2009 and 2008, respectively. The fair value of these investments was calculated using the income approach.

The following tables present the non-marketable equity securities that were measured and recorded at fair value within long-term assets and the loss recorded during the following periods:

	Balance as of October 31, 2010	Significant Unobservable Inputs (Level 3)	Total (losses) for Fiscal 2010
	(in thousands)
Non-marketable equity securities	$452	$452	$(468)

	Balance as of October 31, 2009	Significant Unobservable Inputs (Level 3)	Total (losses) for Fiscal 2009
	(in thousands)
Non-marketable equity investment	$3,306	$3,306	$(7,158)

Note 7. Commitments and Contingencies

Lease Commitments

The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The facilities generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expenses were $49.7 million, $45.2 million and $44.6 million in fiscal 2010, 2009 and 2008, respectively. The Company charges operating lease payments to expense using the straight-line method. The Company subleases portions of its facilities and records sublease payments as a reduction of rent expense.

Anticipated future minimum lease payments on all non-cancelable operating leases with a term in excess of one year, net of sublease income, as of October 31, 2010 are as follows:

	Minimum Lease Payments	Sublease Income	Net
	(in thousands)
Fiscal Year
2011	$42,768	$651	$42,117
2012	40,196	619	39,577
2013	31,267	587	30,680
2014	27,728	122	27,606
2015	15,032	—	15,032
Thereafter	29,891	—	29,891

Total	$186,882	$1,979	$184,903

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations.

Note 8. Stock Repurchase Program

Stock Repurchase Program. In December 2002, the Company’s Board of Directors (Board) approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock. Since 2002, the Board has periodically replenished the stock repurchase program up to $500.0 million. On September 3, 2009, the Board replenished the stock repurchase program to $500.0 million. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2010, $315.3 million remained available for further purchases under the program.

Stock repurchase activities are as follow:

	Year Ended October 31,
	2010	2009	2008
	(in millions, except per share price)
Shares repurchased	8.2	—	9.6
Average purchase price	$22.42	—	$22.83
Aggregate purchase price	$184.7	—	$220.1

9.8 million, 5.2 million and 5.0 million shares were reissued for employee stock option exercises, restricted stock and employee stock purchase plan requirements in fiscal 2010, 2009, and 2008, respectively.

Note 9. Employee Benefit Plans

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

On March 25, 2010, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 5.0 million. During fiscal 2010, 2009 and 2008, the Company issued 2.5 million, 2.5 million, and 2.2 million shares, respectively, under the ESPP at average per share prices of $15.32, $15.55 and $16.29, respectively. As of October 31, 2010, 5.1 million shares of common stock were reserved for future issuance under the ESPP.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Compensation Plans

2006 Employee Equity Incentive Plan. On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (the 2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. Options granted under this plan have a contractual term of seven years. As of October 31, 2010, an aggregate of 19.4 million stock options, and 3.7 million restricted stock units were outstanding, and 2.6 million shares were available for future issuance under the 2006 Employee Plan.

As a result of the stockholders’ approval of the 2006 Employee Plan, the Company’s 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan (collectively, the Prior Plans) have been terminated for future grants. Should any options currently outstanding under such Prior Plans and plans assumed by the Company in acquisitions prior to fiscal 2006 (12.4 million as of October 31, 2010) cancel or expire unexercised; they shall become available for future grant under the 2006 Employee Plan.

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

As of October 31, 2010, the Company has issued an aggregate of 218,771 shares of restricted stock awards with an aggregate grant date fair value of approximately $4.6 million under the 2005 Directors Plan. The restricted stocks vest over a period of three years. In addition, the Company granted options to purchase 81,502 shares of common stock, which vest over a period of three to four years, with an aggregate grant date fair value of $2.2 million to non-employee directors during fiscal 2007. As of October 31, 2010, 56,658 shares of restricted stock and 81,502 stock options were outstanding and a total of 463,070 shares of common stock were reserved for future grant under the 2005 Directors Plan.

1994 Non-Employee Directors Stock Option Plan. An aggregate of 571,664 stock options remained outstanding under the Company’s 1994 Non-Employee Directors Stock Option Plan as of October 31, 2010, which expired as to future grants in October 2004.

Other Assumed Stock Plans through Acquisitions. In connection with the acquisition of Synplicity, Inc. in fiscal 2008, the Company assumed 1.6 million equity awards outstanding under the Synplicity stock plans. In fiscal 2010, the Company assumed 1.2 million equity awards outstanding under stock plans assumed through acquisitions. The shares issuable pursuant to these equity awards do not become available for future grant if such awards are canceled, forfeited or expire unexercised. As of October 31, 2010, 1.7 million shares remained outstanding under these assumed stock plans from fiscal 2008 and fiscal 2010.

Restricted Stock Units. Since fiscal 2007, restricted stock units are granted as part of the Company’s new hire and annual incentive compensation program under the 2006 Employee Plan.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock units are valued based on the closing price of the Company’s common stock on the grant date. In general, for non-executive officers, restricted stock units vest over three to four years and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 2006 Employee Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. Prior to the second quarter of fiscal 2009, the share reserve ratio was 1.36 for each restricted stock unit granted, and an equivalent of 1.36 shares was deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increased the number of shares available for issuance by the applicable rate at the time of forfeiture. In the second quarter of fiscal 2009, the shareholders approved to amend the 2006 Employee Plan to prospectively change the reserve ratio from 1.36 to 2.18.

The following table contains information concerning activities related to restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2007	1,443	$26.84	1.84
Granted	1,630	$24.78
Assumed(1)	85	$21.76
Vested(2)(3)	(370)	$26.80		$8,344
Forfeited	(112)	$26.27

Balance at October 31, 2008	2,676	$25.45	1.61
Granted	1,311	$18.78
Vested(2)(3)	(787)	$25.64		$14,859
Forfeited	(67)	$24.64

Balance at October 31, 2009	3,133	$22.63	1.41
Granted	1,228	$22.00
Assumed(1)	713	$23.69
Vested(2)(3)	(1,221)	$22.40		$27,345
Forfeited	(123)	$22.51

Balance at October 31, 2010	3,730	$22.71	1.41

(1)	The Company assumed restricted stock units outstanding under various plans through acquisitions.
(2)	Represents the market value of Synopsys common stock on the date the restricted stock unit vests.
(3)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains additional information concerning activities related to stock options and restricted stock units under all equity plans, other than the 2005 Directors Plan:

	Available for Grant	Options(2)
		Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2007	7,738	28,593	$21.14	4.06	$201,238
Options Granted	(1,872)	1,872	$24.83
Options Assumed(2)		1,518	$18.96
Options Exercised	—	(2,543)	$17.75
Options Canceled/forfeited/expired	551	(663)	$23.42
Restricted stock units granted(1)	(2,217)
Restricted stock units forfeited(1)	147

Balance at October 31, 2008	4,347	28,777	$21.52	3.43	$15,403
Options Granted	(1,395)	1,395	$18.16
Options Exercised	—	(2,112)	$18.07
Options Canceled/forfeited/expired	2,113	(2,242)	$26.06
Restricted stock units granted(1)	(2,476)
Restricted stock units forfeited(1)	114
Additional shares reserved	4,000

Balance at October 31, 2009	6,703	25,818	$21.22	2.89	$58,267
Options Granted	(1,995)	1,995	$21.30
Options Assumed(2)		456	$18.10
Options Exercised		(6,465)	$18.16
Options Canceled/forfeited/expired	372	(620)	$23.19
Restricted stock units granted(1)	(2,677)
Restricted stock units forfeited(1)	203
Additional shares reserved	—

Balance at October 31, 2010	2,606	21,184	$21.83	2.80	$90,013

Vested and expected to vest as of October 31, 2010		20,917	$21.86	2.76	$88,551

Exercisable at October 31, 2010		17,601	$22.11	2.20	$71,257

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	These amounts do not reflect the actual number of restricted stock units granted or forfeited but rather the effect on the total remaining shares available for future grants after the application of the share reserve ratio. For more information about the share reserve ratio, please see Restricted Stock Units above.
(2)	The Company assumed options and stock appreciation rights (SARs) outstanding under various plans through acquisitions.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $25.58 as of October 31, 2010. The pretax intrinsic value of options exercised and their average exercise prices were:

	Year Ended October 31,
	2010	2009	2008
	(in millions, except per share price)
Exercise value	$29.8	$7.4	$18.0
Average exercise price per share	$18.16	$18.07	$17.75

The following table summarizes information about stock options outstanding as of October 31, 2010:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$ 1.19 - $17.16	3,150	2.52	$15.18	2,871	$15.78
$17.20 - $18.23	2,328	2.76	$17.92	1,803	$18.01
$18.33 - $20.73	2,325	2.90	$19.89	2,044	$19.97
$20.74 - $21.10	2,407	3.40	$21.07	1,736	$21.09
$21.12 - $22.73	2,349	3.89	$21.52	1,345	$21.70
$22.74 - $24.06	2,280	2.63	$23.46	1,906	$23.45
$24.22 - $26.09	2,550	1.96	$25.33	2,418	$25.34
$26.17 - $27.49	2,137	3.04	$26.69	1,830	$26.67
$27.78 - $53.26	1,658	2.07	$30.35	1,648	$30.36

	21,184	2.80	$21.83	17,601	$22.11

Restricted stock award activities during fiscal 2010 under the 2005 Director Plan are summarized as follows:

	Restricted Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Unvested at October 31, 2009	59	$20.40
Granted	33	$22.55
Vested	(29)	$21.17
Forfeited	(6)	$19.89

Unvested at October 31, 2010	57	$21.33

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation and Expense of Stock Compensation. The Company estimates the fair value of stock based awards in the form of stock options, employee stock purchases under employee stock purchase plans, restricted stock, and restricted stock units on the grant date. The value of awards expected to vest is recognized as expense over the applicable service periods. The Company uses the straight-line attribution method to recognize stock compensation costs over the service period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, stock appreciation rights and employee stock purchase plans awards under ASC 718, Compensation—Stock Compensation. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the ESPP is estimated by a combination of implied volatility for publicly traded options of the Company’s common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s stock-based awards. The expected term of the Company’s stock-based awards is based on historical experience.

The assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans and stock purchase rights granted under the ESPP are as follows:

	Year Ended October 31,
	2010	2009	2008
Stock Options
Expected life (in years)	3.65 - 5.73	4.60	4.50
Risk-free interest rate	1.08% - 2.57%	1.43% - 2.43%	2.40% - 3.55%
Volatility	26.92% - 30.76%	31.28% - 44.86%	31.71% - 38.84%
Weighted average estimated fair value	$7.10	$6.66	$8.01
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.18% - 0.78%	0.32% - 0.94%	1.62% - 2.33%
Volatility	22.4% - 31.27%	30.93% - 45.14%	29.48% - 32.06%
Weighted average estimated fair value	$6.16	$3.37	$5.13

The following table presents stock compensation expense for the years ended October 31, 2010, 2009 and 2008, respectively:

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
Cost of license	$6,497	$6,649	$7,665
Cost of maintenance and service	1,908	2,166	3,517
Research and development expense	26,551	24,222	27,482
Sales and marketing expense	12,372	12,231	15,560
General and administrative expense	12,660	11,666	11,250

Stock compensation expense before taxes	59,988	56,934	65,474
Income tax benefit	(14,525)	(12,862)	(15,224)

Stock compensation expense after taxes	$45,463	$44,072	$50,250

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 31, 2010, $84.8 million of total unrecognized stock compensation expense is expected to be recognized over a weighted average period of 2.5 years.

The cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for the options (excess tax benefits) are classified as cash flows from financing activities. The Company has not recorded any excess tax benefits in fiscal periods 2010, 2009 and 2008.

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

As of October 31, 2010 and 2009, the fair value of assets held in the Deferred Plan totaled to $83.3 million and $74.0 million, respectively, and are recorded in “Long-term other assets” in the Company’s consolidated balance sheets. As of October 31, 2010 and 2009, the Company has recorded $83.3 million and $69.7 million, respectively, in “Other liabilities” for undistributed deferred compensation due to participants. Income or loss from the change in fair value of the Deferred Plan assets is recorded in other income (loss), net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$9,426	$8,957	$(22,768)
Other income (loss), net	8,810	9,969	(23,083)

Net increase (decrease) to net income	$(616)	$1,012	$(315)

Other Retirement Plans. The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans were $14.7 million, $14.5 million and $15.4 million in fiscal 2010, 2009 and 2008, respectively. For employees in the U.S. and Canada, the Company matches pretax employee contributions up to a maximum of US $1,500 and Canadian $4,000, respectively, per participant per year.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Income Taxes

The domestic and foreign components of the Company’s total income before provision for income taxes are as follows:

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
United States	$57,795	$72,681	$79,144
Foreign	140,863	160,389	139,812

	$198,658	$233,070	$218,956

The components of the (benefit) provision for income taxes were as follows:

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$(17,097)	$1,813	$(28,657)
State	8	8,236	1,078
Foreign	25,421	14,450	46,729

	8,332	24,499	19,150
Deferred:
Federal	(25,156)	38,368	38,223
State	(9,309)	(2,875)	(1,663)
Foreign	(12,272)	5,397	(26,732)

	(46,737)	40,890	9,828

(Benefit) provision for income taxes	$(38,405)	$65,389	$28,978

The (benefit) provision for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
Statutory federal tax	$69,530	$81,575	$76,635
State tax, net of federal effect	(2,491)	2,055	581
Tax credits	(7,451)	(7,326)	(7,830)
Tax exempt income	(1,479)	(2,732)	(5,008)
Tax on foreign earnings less than U.S. statutory tax	(11,615)	(23,558)	(28,632)
Tax settlements	(73,045)	—	(33,324)
In-process research and development expenses	—	—	1,680
Stock based compensation	5,336	13,488	4,915
Changes in valuation allowance	(21,612)	—	19,739
Other	4,422	1,887	222

	$(38,405)	$65,389	$28,978

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2010	2009
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$15,375	$11,208
Deferred revenue	53,574	57,326
Deferred compensation	32,062	28,542
Capitalized costs	102,706	8,747
Capitalized research and development costs	30,214	32,243
Stock compensation	41,370	38,939
Tax loss carryovers	54,167	1,283
Foreign tax credit carryovers	29,549	61,058
Research and other tax credit carryovers	68,345	73,174
Capital loss carryovers	7,558	7,404
Other	2,357	5,484

Gross deferred tax assets	437,277	325,408
Valuation allowance	(14,684)	(34,626)

Total deferred tax assets	422,593	290,782
Deferred tax liabilities:
Intangible assets Undistributed earnings of foreign subsidiaries	63,276 17,331	9,338 7,431

Total deferred tax liabilities	80,607	16,769

Net deferred tax assets	$341,986	$274,013

The valuation allowance decreased by $19.9 million principally due to a release of a valuation allowance of $21.6 million for foreign tax credits which were utilized in connection with the IRS settlement of fiscal years 2002 through 2004 (see “IRS Examinations,” below). The remaining valuation allowance is related principally to capital loss carryforwards and certain state tax credits. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(in thousands)
Federal net operating loss carryforward	$120,340	2018-2030
Federal research credit carryforward	62,713	2020-2030
Foreign tax credit carryforward	36,700	2011-2030
State research credit carryforward	58,839	Indefinite

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The federal net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382. Foreign tax credits may only be used to offset tax attributable to foreign source income.

The Company has unrecognized deferred tax assets of approximately $27.4 million as of October 31, 2010 attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.

The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount. As of October 31, 2010, there was approximately $411.1 million of earnings upon which U.S. income taxes of approximately $90 million have not been provided. The federal research tax credit expired as of December 31, 2009, and an exception to current U.S. taxation of certain foreign intercompany income expired at the end of fiscal year 2010.

The Company adopted new accounting guidance regarding uncertain tax positions at the beginning of fiscal year 2008. The gross unrecognized tax benefits decreased by approximately $39.9 million during fiscal 2010, resulting in gross unrecognized tax benefits of $213.9 million as of October 31, 2010. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	2010	2009
	(in thousands)
Beginning balance	$253,861	$216,627
Increases in unrecognized tax benefits related to prior year tax positions	9,243	18,376
Decreases in unrecognized tax benefits related to prior year tax positions	(78,464)	(13,529)
Increases in unrecognized tax benefits related to current year tax positions	38,505	36,518
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(14,962)	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(12,686)	(10,200)
Increases in unrecognized tax benefits acquired	15,966	4,048
Changes in unrecognized tax benefits due to foreign currency translation	2,460	2,021

Balance as of October 31	$213,923	$253,861

As of October 31, 2010 and 2009, approximately $202 million and $227 million, respectively, of the unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.

Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense in the consolidated statements of operations and totaled approximately $3.4 million, $2.0 million and ($1.7) million for fiscal 2010, 2009

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2008, respectively. As of October 31, 2010 and 2009, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $7.3 million and $7.5 million, respectively.

In March 2010, in a case between Xilinx, Inc. and the IRS, the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming an earlier U.S. Tax Court ruling that stock option compensation does not need to be included in the costs shared under a cost sharing arrangement. In July 2010 the IRS announced that it would acquiesce to the result of the Xilinx decision and issued an Action on Decision (AOD) in August 2010. As a result of this announcement, in fiscal year 2010 the Company reversed $5.2 million of liabilities out of $12.0 million of liabilities which were originally recorded in fiscal year 2009 and recorded a credit to additional paid-in capital.

The Company files income tax returns in the U.S. and various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the U.S and the aforementioned jurisdictions for fiscal years after 2005. See IRS Examinations, below for the status of our current federal income tax audits.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that before the end of fiscal 2011, it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $110 million.

IRS Examinations

The Company is regularly audited by the IRS.

In fiscal 2009, the Company reached a tentative settlement with the Examination Division of the IRS that resolved certain disputes related to the Company’s acquisition of Avant! Corporation in 2002 that arose in the audit of its fiscal years 2002 through 2004. The Company was notified of final approval on January 4, 2010. This final settlement resulted in a decrease in the Company’s tax expense for fiscal 2010 of approximately $94.3 million, which is due primarily to the release of previously established tax liabilities of $67.8 million, principally related to the acquisition of Avant! Corporation in 2002, as well as a release of a valuation allowance of $21.6 million for foreign tax credits which were utilized in connection with the settlement.

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

The IRS is currently auditing the Company’s fiscal years 2006-2009 as well as certain returns filed by Synplicity, Inc. prior to its acquisition by the Company in May 2008.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Other Income (Loss), Net

Other income (loss), net consists of the following:

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
Interest income	$5,396	$10,831	$21,211
Gain (loss) on sale of investment	3,846	(6,442)	302
Income (loss) on assets related to executive deferred compensation plan(1)	8,810	9,969	(23,083)
Foreign currency exchange gain (loss)	(1,514)	7,097	6,648
Other, net	(1,990)	3,364	(5,234)

Total	$14,548	$24,819	$(156)

(1)	See Note 9 regarding employee benefit plans for further information.

Note 12. Segment Disclosure

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

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
Revenue:
United States	$667,956	$664,911	$663,114
Europe	183,831	196,916	197,730
Japan	256,454	264,642	249,159
Asia Pacific and Other	272,420	233,576	226,948

Consolidated	$1,380,661	$1,360,045	$1,336,951

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of October 31,
	2010	2009
	(in thousands)
Property and Equipment, net:
United States	$116,781	$108,999
Other countries	31,799	37,911
Total	$148,580	$146,910

Geographic revenue data for multiregional, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer, in the aggregate, accounted for 10.9%, 10.8%, and 10.8% of the Company’s consolidated revenue in fiscal 2010, 2009 and 2008, respectively.

Note 13. Effect of New Accounting Pronouncements

In October 2009, the FASB issued new guidance for revenue recognition on multiple element revenue arrangements. This new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this provides guidance on estimating selling prices and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration for arrangements that contain non-software elements. The new requirements are effective for the Company in the first quarter of fiscal 2011. The Company will adopt the guidance on a prospective basis effective the first quarter of fiscal 2011. The Company does not believe the adoption of the guidance will have a material impact on its consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of October 31, 2010, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2010, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, our management used the framework established in Internal Control Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of October 31, 2010, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report.

All other information required by this Item is incorporated by reference herein from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the Proxy Statement) scheduled to be held on March 24, 2011.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

The following documents are included as Part II, Item 8. of this Form 10-K:

(2)	Financial Statement Schedules

None.

(3)	Exhibits

See Item 15(b) below.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.1	Form of Indemnification Agreement for directors and executive officers	10-Q	000-19807	10.1	06/02/05

10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)

10.3	Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	S-1	33-45138	10.6	02/24/92 (effective date)

10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04

10.5	Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	Fiscal year ended September 30, 1992

10.6	Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	Fiscal year ended September 30, 1993

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.7	Lease Agreement, dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.21	Fiscal year ended September 30, 1995

10.8	Amendment No. 6 to Lease, dated July 18, 2001, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.10	12/21/07

10.9	Amendment No. 5 to Lease dated October 4, 1995, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.11	12/21/07

10.10	Amendment No. 3 to Lease, dated June 23, 1993, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.12	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.11	Amendment No. 1 to Lease, dated June 16, 1992, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.13	12/21/07

10.12	Amendment No. 4 to Lease, dated July 18, 2001, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.14	12/21/07

10.13	Amendment No. 3 to Lease, dated October 4, 1995, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	12/21/07

10.14	Amendment No. 3 to Lease, dated July 18, 2001, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	12/21/07

10.15	Amendment No. 2 to Lease, dated October 4, 1995, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.17	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.16	Amendment No. 1 to Lease, dated July 18, 2001, amending Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.18	12/21/07

10.17	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership	10-Q	000-19807	10.28	05/14/96

10.18	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying the Company of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07

10.19*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02

10.20*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	03/31/10

10.21*	International Employee Stock Purchase Plan, as amended	10-K	000-19807	10.22	12/22/08

10.22*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/09/09

10.23*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03

10.24*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99

10.25	Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-19807	10.25	10/25/06

10.26*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05

10.27*	Director Compensation Arrangements					X

10.28*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.30	03/31/10

10.29*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05

10.30*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.31*	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.37	03/09/06

10.32*	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.38	03/09/06

10.33*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.35	03/04/09

10.34*	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.40	06/08/06

10.35	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.41	09/12/06

10.36	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.42	09/12/06

10.37*	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan	10-K	000-19807	10.39	12/22/08

10.38*	ISE Milestone Compensation Plan	10-K	000-19807	10.48	12/21/07

10.39*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	01/28/10

10.40*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08

10.41*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08

10.42*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08

21.1	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page to this annual report)					X

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOPSYS, INC.

Date: December 16, 2010	By:	/S/ BRIAN M. BEATTIE
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ AART J. DE GEUS Aart J. de Geus	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	December 16, 2010

/S/ BRIAN M. BEATTIE Brian M. Beattie	Chief Financial Officer (Principal Financial Officer)	December 16, 2010

/S/ ESFANDIAR NADDAF Esfandiar Naddaf	Vice President, Corporate Controller (Principal Accounting Officer)	December 16, 2010

/S/ CHI-FOON CHAN Chi-Foon Chan	President, Chief Operating Officer and Director	December 16, 2010

/S/ ALFRED J. CASTINO Alfred J. Castino	Director	December 16, 2010

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	December 16, 2010

/S/ DEBORAH A. COLEMAN Deborah A. Coleman	Director	December 16, 2010

/S/ JOHN G. SCHWARZ John G. Schwarz	Director	December 16, 2010

/S/ ROY VALLEE Roy Vallee	Director	December 16, 2010

/S/ STEVEN C. WALSKE Steven C. Walske	Director	December 16, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.1	Form of Indemnification Agreement for directors and executive officers	10-Q	000-19807	10.1	06/02/05

10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)

10.3	Lease Agreement, dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	S-1	33-45138	10.6	02/24/92 (effective date)

10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04

10.5	Lease Agreement, dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	Fiscal year ended September 30, 1992

10.6	Lease Agreement, dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	Fiscal year ended September 30, 1993

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.7	Lease Agreement, dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.21	Fiscal year ended September 30, 1995

10.8	Amendment No. 6 to Lease, dated July 18, 2001, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.10	12/21/07

10.9	Amendment No. 5 to Lease dated October 4, 1995, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.11	12/21/07

10.10	Amendment No. 3 to Lease, dated June 23, 1993, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.12	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.11	Amendment No. 1 to Lease, dated June 16, 1992, amending Lease Agreement dated August 17, 1990, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.13	12/21/07

10.12	Amendment No. 4 to Lease, dated July 18, 2001, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.14	12/21/07

10.13	Amendment No. 3 to Lease, dated October 4, 1995, amending Lease Agreement dated June 16, 1992, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	12/21/07

10.14	Amendment No. 3 to Lease, dated July 18, 2001, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	12/21/07

10.15	Amendment No. 2 to Lease, dated October 4, 1995, amending Lease Agreement dated June 23, 1993, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.17	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.16	Amendment No. 1 to Lease, dated July 18, 2001, amending Lease Agreement dated August 24, 1995, between the Company and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.18	12/21/07

10.17	Lease dated January 2, 1996 between the Company and Tarigo-Paul, a California Limited Partnership	10-Q	000-19807	10.28	05/14/96

10.18	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying the Company of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07

10.19*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02

10.20*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	03/31/10

10.21*	International Employee Stock Purchase Plan, as amended	10-K	000-19807	10.22	12/22/08

10.22*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/09/09

10.23*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03

10.24*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99

10.25	Credit Agreement dated October 20, 2006 among the Company, as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-19807	10.25	10/25/06

10.26*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05

10.27*	Director Compensation Arrangements					X

10.28*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.30	03/31/10

10.29*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05

10.30*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.31*	Form of Restricted Stock Purchase Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.37	03/09/06

10.32*	Form of Stock Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-Q	000-19807	10.38	03/09/06

10.33*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.35	03/04/09

10.34*	Form of Stock Option Agreement under the 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.40	06/08/06

10.35	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.41	09/12/06

10.36	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between the Company and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.42	09/12/06

10.37*	Form of Restricted Stock Unit Agreement under 2006 Employee Equity Incentive Plan	10-K	000-19807	10.39	12/22/08

10.38*	ISE Milestone Compensation Plan	10-K	000-19807	10.48	12/21/07

10.39*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	01/28/10

10.40*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08

10.41*	Amended and Restated Employment Agreement, dated June 2, 2008, between the Company and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08

10.42*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08

21.1	Subsidiaries of the Company					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (see signature page to this annual report)					X

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.