Form 10-K/A
period 2010-10-31
SYNOPSYS INC
filed 2011-02-09
CIK 883241

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

Explanatory Note

Synopsys, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “Form 10-K”) to (1) include KPMG LLP’s conformed signature in the Report of Independent Registered Public Accounting Firm which was inadvertently omitted in the as-filed version and (2) move the fiscal 2010 net income amount from the treasury stock column to its correct position in the retained earnings column in its Consolidated Statements of Stockholders’ Equity and Comprehensive Income (the “Statements of Stockholders’ Equity”). This correction does not change any other numerical entries in the Statements of Stockholders’ Equity, including the ending balance at October 31, 2010, or otherwise affect the Company’s financial statements in the Form 10-K. No other changes have been made to the Form 10-K.

This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K and does not modify or amend the Form 10-K except as specifically described above. This Amendment contains the complete text of Item 8. Financial Statements and currently dated certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, as well as updated XBRL exhibits.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following documents are included as Part II, Item 8. of this report:

(2)	Financial Statement Schedules

None.

(3)	Exhibits

See Item 15(b) below.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SYNOPSYS, INC.

Date: February 8, 2011	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.