Form 10-Q
period 2011-01-31
SYNOPSYS INC
filed 2011-03-02
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 1, 2011, there were 150,936,792 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$700,612	$775,407
Short-term investments	166,516	163,154

Total cash, cash equivalents and short-term investments	867,128	938,561
Accounts receivable, net of allowances of $3,163 and $2,727, respectively	169,165	181,102
Deferred income taxes	72,377	73,465
Income taxes receivable	31,358	18,425
Prepaid and other current assets	54,249	36,202

Total current assets	1,194,277	1,247,755
Property and equipment, net	149,554	148,580
Goodwill	1,266,524	1,265,843
Intangible assets, net	232,670	249,656
Long-term deferred income taxes	264,117	268,759
Other long-term assets	106,146	105,948

Total assets	$3,213,288	$3,286,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$216,672	$312,850
Accrued income taxes	2,515	8,349
Deferred revenue	565,895	600,569

Total current liabilities	785,082	921,768
Long-term accrued income taxes	128,698	128,603
Other long-term liabilities	105,923	101,885
Long-term deferred revenue	35,712	34,103

Total liabilities	1,055,415	1,186,359
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 149,246 and 148,479 shares outstanding, respectively	1,492	1,485
Capital in excess of par value	1,543,202	1,541,383
Retained earnings	816,700	770,674
Treasury stock, at cost: 8,018 and 8,786 shares, respectively	(190,332)	(197,586)
Accumulated other comprehensive income (loss)	(13,189)	(15,774)

Total stockholders’ equity	2,157,873	2,100,182

Total liabilities and stockholders’ equity	$3,213,288	$3,286,541

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,
	2011	2010
Revenue:
Time-based license	$295,609	$272,475
Upfront license	26,535	20,446
Maintenance and service	42,500	37,246

Total revenue	364,644	330,167
Cost of revenue:
License	50,523	41,214
Maintenance and service	20,547	16,510
Amortization of intangible assets	13,235	7,857

Total cost of revenue	84,305	65,581

Gross margin	280,339	264,586
Operating expenses:
Research and development	120,740	101,232
Sales and marketing	79,324	79,616
General and administrative	29,865	25,853
Amortization of intangible assets	3,748	2,793

Total operating expenses	233,677	209,494

Operating income	46,662	55,092
Other income, net	5,670	2,250

Income before provision for income taxes	52,332	57,342
Provision (benefit) for income taxes	4,106	(75,444)

Net income	$48,226	$132,786

Net income per share:
Basic	$0.32	$0.90

Diluted	$0.31	$0.88

Shares used in computing per share amounts:
Basic	149,016	146,830

Diluted	153,640	150,788

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2011	2010
Cash flow from operating activities:
Net income	$48,226	$132,786
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	31,676	25,652
Stock compensation	15,247	17,234
Allowance for doubtful accounts	550	(357)
Impairment of long-term investments	908	—
Gain on sale of investments	—	(112)
Deferred income taxes	3,371	(51,676)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	10,614	(14,836)
Prepaid and other current assets	(14,786)	(6,924)
Other long-term assets	(4,920)	(1,128)
Accounts payable and other liabilities	(83,276)	(73,497)
Income taxes	(16,829)	(28,320)
Deferred revenue	(30,414)	(44,239)

Net cash used in operating activities	(39,633)	(45,417)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	19,049	57,362
Purchases of short-term investments	(23,957)	(58,638)
Purchases of property and equipment	(10,217)	(8,037)
Cash paid for acquisitions, net of cash acquired	(2,741)	(3,127)
Capitalization of software development costs	(713)	(720)

Net cash used in investing activities	(18,579)	(13,160)

Cash flows from financing activities:
Principal payments on capital leases	(655)	(744)
Issuances of common stock	52,464	8,133
Purchases of treasury stock	(64,997)	(25,257)

Net cash used in financing activities	(13,188)	(17,868)
Effect of exchange rate changes on cash and cash equivalents	(3,395)	1,322

Net change in cash and cash equivalents	(74,795)	(75,123)
Cash and cash equivalents, beginning of year	775,407	701,613

Cash and cash equivalents, end of period	$700,612	$626,490

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

Note 2. Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2010 as filed with the SEC on December 17, 2010 and amended on February 9, 2011.

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.

Principles of Consolidation. The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31. The Company’s first quarter of fiscal 2011 ended on January 29, 2011. The Company’s first quarter of fiscal 2010 ended on January 30, 2010. Fiscal 2011 and 2010 are both 52-week years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the applicable calendar month end.

Basis of Presentation. Certain immaterial amounts within net cash used in operating activities in the prior period unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no impact on net cash used in operating activities.

Subsequent Events. The Company has evaluated subsequent events through the date that the financial statements were issued.

Note 3. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments include money market funds and municipal obligations and are classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at January 31, 2011
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$101,298	$—	$—	$—	$101,298
Money market funds (U.S.)	96,357	—	—	—	96,357
Cash deposits and money market funds (International)	502,957			—	502,957
Municipal obligations	166,122	472	(78)	—	166,516

	866,734	472	(78)	—	867,128

Classified as long-term assets:
Strategic investments	6,452	—	—	—	6,452

Total	$873,186	$472	$(78)	$—	$873,580

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value (1)
	(in thousands)
Balance at October 31, 2010
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$45,687	$—	$—	$—	$45,687
Money market funds (U.S.)	68,099	—	—	—	68,099
Cash deposits and money market funds (International)	661,621	—	—	—	661,621
Municipal obligations	162,440	723	(9)	—	163,154

	937,847	723	(9)	—	938,561

Classified as long-term assets:
Strategic investments	7,360	—	—	—	7,360

Total	$945,207	$723	$(9)	$—	$945,921

(1)	See Note 4 for further discussion on fair values.

As of January 31, 2011, the stated maturities of the Company’s short-term investments were $37.9 million within one year, $71.5 million within one to five years, $21.1 million within five to ten years and $36.0 million after ten years. Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income, net. Realized gains and losses on sales of short-term investments have not been material in any period presented.

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

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of one year or less, except for forward contracts denominated in the British pound, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen or Taiwanese dollar, which can have durations of up to 19 months. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss), or OCI, in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings.

Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other income, net. The premium/discount component of the forward contracts is recorded to other income, net, and is not included in evaluating hedging effectiveness.

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

The Company also has certain foreign exchange forward contracts for hedging certain international revenues and expenses that are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income, net. The gains and losses on these forward contracts generally offset the gains and losses associated with the foreign currency in operating income. The duration of these forward contracts is usually less than one year. The overall goal of the Company’s hedging program is to minimize the impact of currency fluctuations on its net income over its fiscal year.

During the three months ended January 31, 2011 and 2010, $2.2 million of gains and $3.0 million of losses were recorded in other income, net, respectively, from changes in the fair values of non-designated forward contracts. As of January 31, 2011, the Company had a total gross notional amount of $469.4 million of short-term foreign currency forward contracts outstanding with a net fair value of $(0.4) million. As of October 31, 2010, the Company had a total gross notional amount of $691.3 million of short-term foreign currency forward contracts outstanding with a net fair value of $(7.5) million. The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of January 31, 2011 and October 31, 2010, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2011
Other current assets	$5,510	$887
Other current liabilities	$5,995	$761

As of October 31, 2010
Other current assets	$5,680	$—
Other current liabilities	$11,626	$1,554

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2011
Foreign exchange contracts	Revenue	$1,361	Revenue	$(2,926)
Foreign exchange contracts	Operating expenses	(502)	Operating expenses	(732)

Total		$859		$(3,658)

Three months ended January 31, 2010
Foreign exchange contracts	Revenue	$(1,287)	Revenue	$(368)
Foreign exchange contracts	Operating expenses	$(3,354)	Operating expenses	$1,692

Total		$(4,641)		$1,324

The following table represents the ineffective portion and the portion excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments:

	Location of gain (loss) recognized in income on derivatives (ineffective portion and excluded from effectiveness testing)	Amount of (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2011
Foreign exchange contracts	Other income, net	$(40)	$(284)
For the three months ended January 31, 2010
Foreign exchange contracts	Other income, net	$(143)	$(75)

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

On a recurring basis, the Company measures the fair value of its assets and liabilities, which include cash equivalents, short-term investments, a non-qualified deferred compensation plan, foreign currency derivative contracts and contingent consideration associated with business combinations.

The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 because they are valued using quoted market prices in an active market or alternative independent pricing sources and models utilizing market observable inputs.

The assets of the Company’s non-qualified deferred compensation plan consist of money market and mutual funds invested in domestic and international marketable securities that are directly observable in active markets and are therefore classified within Level 1.

The Company’s foreign currency derivative contracts are classified within Level 2 because these contracts were not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments.

During fiscal 2010, the Company recorded a liability for contingent consideration of $7.8 million arising from a business combination which is payable over three years upon achievement of certain milestones. The fair value of the contingent consideration was determined at the acquisition date using the income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of certain technical milestones which are unobservable in the market. Changes in fair value of the contingent consideration due to time value are recorded in other income, net. As of January 31, 2011, the balance of the contingent consideration was $7.9 million and the assumptions for the valuation did not materially change.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2011:

		Fair Value Measurement at Reporting Date Using
Description	Total as of January 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$472,857	$472,857	$—	$—
Short-term investments:
Municipal obligations	166,516	—	166,516	—
Prepaid and other current assets:
Foreign currency derivative contracts	6,397	—	6,397	—
Other long-term assets:
Deferred compensation plan assets	87,816	87,816	—	—

Total assets	$733,586	$560,673	$172,913	$—

Liabilities
Account payable and accrued liabilities:
Foreign currency derivative contracts	$6,756	$—	$6,756	$—
Contingent consideration	2,706	—	—	2,706
Other long-term liabilities:
Contingent consideration	5,188	—	—	5,188

Total liabilities	$14,650	$—	$6,756	$7,894

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2010:

		Fair Value Measurement Using
Description	Total as of October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$487,199	$487,199	$—	$—
Short-term investments:
Municipal obligations	163,154	—	163,154	—
Prepaid and other current assets:
Foreign currency derivative contracts	5,680	—	5,680	—
Other long-term assets:
Deferred compensation plan assets	83,330	83,330	—	—

Total assets	$739,363	$570,529	$168,834	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$13,180	$—	$13,180	$—
Contingent consideration	3,121	—	—	3,121
Other long-term liabilities:
Contingent consideration	4,935	—	—	4,935

Total liabilities	$21,236	$—	$13,180	$8,056

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than-temporary decline in value has occurred. As of January 31, 2011, the carrying value of these investments was $6.5 million.

The following table presents the non-marketable equity securities that were measured and recorded at fair value within other long-term assets during the three months ended January 31, 2011:

	Balance as of January 31, 2011	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended January 31, 2011
	(in thousands)
Non-marketable equity securities	$92	$92	$(908)

The Company recorded a $0.9 million other-than-temporary impairment for one of its investments during the three months ended January 31, 2011. The fair value of this investment was calculated using the market approach.

The Company did not recognize any impairment during the three months ended January 31, 2010.

Note 5. Goodwill and Intangible Assets

Goodwill as of January 31, 2011 consisted of the following:

(in thousands)
Balance at October 31, 2010	$1,265,843
Adjustment(1)	681

Balance at January 31, 2011	$1,266,524

(1)	Adjustment relates to the achievement of certain milestones for an acquisition that closed prior to fiscal 2010.

Intangible assets as of January 31, 2011 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$204,526	$70,840	$133,686
Customer relationships	76,200	21,413	54,787
Contract rights intangible	30,400	11,689	18,711
Covenants not to compete	2,200	1,933	267
Trademarks and trade names	6,200	1,796	4,404
In-process research and development (IPR&D)	17,525	—	17,525
Capitalized software development costs	9,609	6,319	3,290

Total(1)	$346,660	$113,990	$232,670

(1)	During the first quarter of fiscal 2011, the Company retired fully amortized assets of $95.9 million.

Intangible assets as of October 31, 2010 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$263,592	$118,587	$145,005
Customer relationships	113,020	55,040	57,980
Contract rights intangible	30,400	9,522	20,878
Covenants not to compete	2,200	1,884	316
Trademarks and trade names	6,200	1,541	4,659
In-process research and development (IPR&D)	17,525	—	17,525
Capitalized software development costs	8,873	5,580	3,293

Total	$441,810	$192,154	$249,656

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2011	2010
	(in thousands)
Core/developed technology	$11,318	$7,332
Customer relationships	3,193	2,167
Contract rights intangible	2,167	767
Covenants not to compete	50	237
Trademarks and trade names	255	147
Capitalized software development costs(1)	739	742

Total	$17,722	$11,392

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2011	$50,196
2012	57,022
2013	44,399
2014	26,636
2015	16,012
2016 and thereafter	20,880
In-process research and development (IPR&D)(1)	17,525

Total	$232,670

(1)	IPR&D projects are estimated to be completed within three years as of January 31, 2011. Amortization will begin upon project completion or the asset will be written off upon abandonment.

Note 6. Liabilities

Accounts payable and accrued liabilities consist of:

	January 31, 2011	October 31, 2010
	(in thousands)
Payroll and related benefits	$130,280	$216,079
Other accrued liabilities	65,909	73,230
Accounts payable	14,360	16,331
Acquisition-related costs	6,123	7,210

Total	$216,672	$312,850

Other long-term liabilities consist of:

	January 31, 2011	October 31, 2010
	(in thousands)
Deferred compensation liability	$87,816	$83,330
Other long-term liabilities	18,107	18,555

Total	$105,923	$101,885

Note 7. Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2011, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8. Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2011	2010
	(in thousands)
Net income	$48,226	$132,786
Unrealized (loss) gain on investments, net of tax of $168 and $(162), respectively	(153)	245
Deferred gain (loss) on cash flow hedges, net of tax of $79 and $624, respectively	998	(4,472)
Reclassification adjustment on deferred loss (gain) on cash flow hedges, net of tax of $(861) and $538, respectively	3,698	(1,324)
Foreign currency translation adjustment	(1,959)	(720)

Total	$50,810	$126,515

Note 9. Stock Repurchase Program

In December 2002, the Company’s Board of Directors (Board) approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock. Since 2002, the Board has periodically replenished the stock repurchase program up to $500.0 million. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2011, $250.3 million remained available for further repurchases under the program.

Stock repurchase activities are as follow:

	Three Months Ended January 31,
	2011	2010
	(in thousands, except per share price)
Shares repurchased	2,419	1,167
Average purchase price per share	$26.87	$21.65
Aggregate purchase price	$64,997	$25,257

There were 3.2 million and 0.8 million shares reissued from treasury stock for employee stock option exercises, restricted stock and employee stock purchase plan requirements in the three months ended January 31, 2011 and 2010, respectively.

Note 10. Stock Compensation

As of January 31, 2011, there was $85.5 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.5 years. The intrinsic values of options exercised during the three months ended January 31, 2011 and 2010 were $15.0 million and $2.5 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statements of operations for these stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2011	2010
	(in thousands)
Cost of license	$1,493	$2,017
Cost of maintenance and service	354	614
Research and development expense	7,842	7,662
Sales and marketing expense	2,638	3,699
General and administrative expense	2,920	3,242

Stock compensation expense before taxes	15,247	17,234
Income tax benefit	(4,465)	(3,767)

Stock compensation expense after taxes	$10,782	$13,467

Note 11. Net Income per Share

The Company computes basic net income per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the dilution from potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	Three Months Ended January 31,
	2011	2010
	(in thousands)
Numerator:
Net income	$48,226	$132,786
Denominator:
Weighted-average common shares for basic net income per share	149,016	146,830
Dilutive effect of potential common shares from equity-based compensation	4,624	3,958

Weighted-average common shares for diluted net income per share	153,640	150,788

Net income per share:
Basic	$0.32	$0.90
Diluted	$0.31	$0.88

Diluted net income per share excludes 3.6 million and 10.6 million anti-dilutive stock options and unvested restricted stock units for the three months ended January 31, 2011 and 2010, respectively. While these stock options and unvested restricted stock units were anti-dilutive for the respective periods, they could be dilutive in the future.

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

The Company provides software and hardware products and consulting services in the EDA industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses to the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment.

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended January 31,
	2011	2010
	(in thousands)
Revenue:
United States	$166,700	$159,989
Europe	49,329	43,775
Japan	66,601	64,331
Asia Pacific and Other	82,014	62,072

Consolidated	$364,644	$330,167

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for 10.9% and 11.1% of the Company’s consolidated revenue in the three months ended January 31, 2011 and 2010, respectively.

Note 13. Other Income, net

The following table presents the components of other income, net:

	Three Months Ended January 31,
	2011	2010
	(in thousands)
Interest income	$614	$1,728
Income on assets related to deferred compensation plan	3,238	1,585
Foreign currency exchange gain (loss)	2,611	(1,265)
Impairment of long-term investment	(908)	—
Other, net	115	202

Total	$5,670	$2,250

Note 14. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2011	2010
	(in thousands)
Income before income taxes	$52,332	$57,342
Provision (benefit) for income tax	$4,106	$(75,444)
Effective tax rate	7.8%	(131.6)%

The Company’s effective tax rate for the three months ended January 31, 2011 is lower than the statutory federal income tax rate of 35% primarily due to the U.S. federal R&D tax credit, which was reenacted in the first quarter of fiscal 2011 and retroactive to January 1, 2010, and the effective settlement of certain tax issues with the IRS, as well as lower tax rates applicable to its non-U.S. operations partially offset by state taxes and non-deductible stock compensation. The effective tax rate increased in the three months ended January 31, 2011, as compared to the same period in fiscal 2010, primarily due to a tax benefit from the IRS settlement of fiscal years 2002 through 2004 which was recorded in the first quarter of fiscal 2010. The Company files income tax returns in the U.S. and various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the U.S and the aforementioned jurisdictions for fiscal years after 2005. See IRS Examinations below for the status of our current federal income tax audits.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that before the end of fiscal 2011, it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire, and that the IRS examination of fiscal years 2006 through 2009 will be settled. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $102 million.

IRS Examinations

The Company is regularly audited by the IRS. The IRS is currently auditing the Company’s fiscal years 2006 through 2009. The audit of certain returns filed by Synplicity, Inc. prior to its acquisition by the Company in May 2008 was finalized in the first quarter of fiscal 2011, which resulted in a decrease in unrecognized tax benefits of $4.0 million.

In fiscal 2009, the Company reached a tentative settlement with the Examination Division of the IRS that resolved certain disputes related to the Company’s acquisition of Avant! Corporation in 2002 that arose in the audit of its fiscal years 2002 through 2004. The Company was notified of final approval on January 4, 2010. This final settlement resulted in a decrease in the Company’s tax expense for fiscal 2010 of approximately $94.3 million, which is primarily due to the release of previously established tax liabilities of $67.8 million, principally related to the acquisition of Avant! Corporation in 2002, as well as a release of a valuation allowance of $21.6 million for foreign tax credits which were utilized in connection with the settlement.

As a result of the IRS settlement, the Company’s net deferred tax assets increased by $55.4 million. The change is due primarily to increases in its deferred tax assets of $72.3 million for certain costs that have been capitalized for tax purposes and will be amortized in future periods, partially offset by a decrease to deferred tax assets of $25.2 million, due to the use of the Company’s foreign tax credit carryover, net of the reversal of a valuation allowance.

Note 15. Contingencies

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations.

Note 16. Effect of New Accounting Pronouncements

Beginning in the first quarter of fiscal 2011, the Company adopted recent accounting guidance for revenue arrangements with multiple deliverables on a prospective basis. This guidance addresses whether to treat individual deliverables or groups of deliverables in a multiple-element arrangement as separate units of accounting and how to allocate the arrangement consideration to the separate units of accounting. The guidance also requires that arrangement consideration be allocated to software deliverables (as a group) and to non-software deliverables (individually) based on relative standalone selling prices and provides guidance for estimating standalone selling prices for purposes of allocating arrangement consideration. The guidance does not affect the accounting for contracts which do not contain non-software deliverables.

The Company infrequently enters into multiple-element arrangements that contain both software and non-software deliverables such as hardware which are impacted by the new guidance. Such contracts are not material either individually or in the aggregate to the consolidated financial statements. Accordingly, the adoption of the new guidance was not material to the Company’s unaudited condensed consolidated financial statements and is not expected to have a material effect on subsequent periods.

With the exception of the discussion above, the effect of recent accounting pronouncements has not changed from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular the following discussion, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements include but are not limited to statements concerning our expectations about: our business, product and platform strategies; prior and future acquisitions; the impact of macroeconomic conditions on our business and our customers’ businesses; customer license renewals; our ability to successfully compete in the electronic design automation industry; our license mix; customer interest in more highly integrated tools and design flows; our customers’ business outlook and the expected growth of the semiconductor industry; the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations; and our future liquidity requirements. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or continue,” the negatives of such terms, or other comparable terminology. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. “Risk Factors” of this Form 10-Q. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, as filed with the SEC on December 17, 2010 and amended on February 9, 2011.

Fiscal Year End. Our fiscal year ends on the Saturday nearest to October 31. Our first quarter of fiscal 2011 ended on January 29, 2011. Fiscal 2011 and fiscal 2010 are both 52-week fiscal years. For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the applicable calendar month end.

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

The semiconductor industry experienced significant growth in 2010, and the business outlook for the industry is positive for 2011. It is generally expected that growth in the semiconductor industry will continue, though at a slower pace than in 2010. However, our semiconductor customers remain cautious and focused on their costs due to the cyclical nature of the industry, the increasing complexity of product development and macroeconomic factors. Additionally, any increases in customer spending may not immediately affect our revenues, due to our revenue business model, which emphasizes stability.

Our business outlook is positive based on the forecasted growth of the semiconductor industry and our strong financials, diligent expense management, and acquisition strategy. In fiscal 2010, we completed eight acquisitions for total cash of approximately $500.8 million, net of cash acquired. Through our acquisitions, we have enhanced our technology and expanded our product portfolio and our total addressable market, especially in IP and system-level solutions, which we believe will help drive revenue growth. We expect to continue to explore both organic and inorganic growth opportunities, including acquiring companies or technology that can contribute to the strategic, operational and financial performance of our business. We continue to be concerned about macroeconomic factors, as the global economy has shown uneven recovery and persistent unemployment. We will continue to monitor market conditions and may make adjustments to our business in the event that the recent revenue growth experienced by the semiconductor industry is irregular or not sustained. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us successfully execute our strategies.

Financial Performance Summary for the Three Months Ended January 31, 2011

•

Total revenue of $364.6 million was up by $34.4 million, or 10%, from $330.2 million in the same period of fiscal 2010. The increase was attributable to our overall growth, including sales of products associated with our prior year acquisitions, which resulted in increased time-based license revenue, upfront license revenue and professional services revenue.

•	We continue to derive more than 90% of our revenue from time-based licenses, maintenance and services.

•

Our cost of revenue and operating expenses increased compared to the same period in fiscal 2010 primarily due to an increase in employee-related costs driven by increased headcount from our prior year acquisitions.

•

Net income of $48.2 million was down by $84.6 million, or 64%, from $132.8 million in the same period of fiscal 2010. The decrease was primarily due to a one-time tax benefit of $91.6 million from an IRS settlement recognized in the first quarter of fiscal 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial results under the heading “Results of Operations” below are based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with GAAP. In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

•	Revenue recognition;

•	Valuation of stock compensation;

•	Valuation of intangible assets; and

•	Income taxes.

We describe our revenue recognition policy below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on December 17, 2010 and amended on February 9, 2011.

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

We also enter into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, for example, royalty arrangements. We refer to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the applicable event occurs. It is reported as “time-based revenue” in the unaudited condensed consolidated statement of operations. Historically, these arrangements have not been material to our total revenue.

We recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is reported as “upfront license revenue” in the unaudited condensed consolidated statement of operations. Hardware sales have not been material to our total revenue.

We infrequently enter into multiple-element arrangements that contain both software and non-software deliverables such as hardware. On a prospective basis beginning in our first quarter of fiscal 2011, we apply recent accounting guidance for revenue arrangements with multiple deliverables for these contracts. The adoption of the new guidance did not have a material effect on our unaudited condensed consolidated financial statements, is not expected to have a material effect on subsequent periods and did not affect the accounting for contracts which do not contain non-software deliverables. The recent accounting guidance addresses whether to treat individual deliverables or groups of deliverables in a multiple-element arrangement as separate units of accounting and how to allocate the arrangement consideration to the separate units of accounting. The guidance also requires that arrangement consideration be allocated to software deliverables (as a group) and to non-software deliverables (individually) based on relative standalone selling prices and provides guidance for estimating standalone selling prices for purposes of allocating arrangement consideration.

We have determined that the software and non-software deliverables in our contracts are separate units of accounting. Prior to our first quarter of fiscal 2011, all deliverables in our contracts were considered one unit of accounting unless we had vendor-specific objective evidence (VSOE) of fair value for all undelivered elements. We now allocate arrangement consideration to separate units of accounting based on estimated standalone selling prices (ESP) because we do not have objective evidence of standalone selling prices. We estimate the standalone selling prices of our separate units of accounting considering both market conditions and our own specific conditions. For hardware deliverables, we determine ESP using cost plus a margin because we have consistent pricing practices and gross margins for these products. Determining the ESP for software deliverables requires significant judgment. We determine ESP for software deliverables after considering customer geographies, market demand and competition at the time of contract negotiation, gross margin objectives, existing portfolio pricing practices, contractually stated prices and prices for similar historical transactions.

Under the recent accounting guidance we recognize revenue for our separate units of accounting when all revenue recognition criteria are met. Revenue allocated to hardware units of accounting is recognized upon delivery when all other revenue recognition criteria are met. Revenue allocated to software units of accounting is recognized according to the methods described above depending on the software license type (TSL, term license or perpetual license).

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

We also enter into arrangements to deliver software products, either alone or together with other products or services that require significant modification, or customization of the software. We account for such arrangements per the guidance provided in ASC 605-35, Construction-Type and Production—Type Contracts. We use the percentage of completion method to account for such transactions, as we have the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. We measure the progress towards completion using the labor hours incurred to complete the project. Revenue attributable to these arrangements is reported as professional services and other revenue in the unaudited condensed consolidated statement of operations.

We determine fair value of each element in multiple element software arrangements based on VSOE. We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately. We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, recognize revenue from maintenance ratably over the maintenance term, and recognize revenue from professional services as services are performed or as milestones are met and accepted. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectability of the full license or service fee is probable. All four of these criteria must be met in order for us to recognize revenue with respect to a particular arrangement. We apply these revenue recognition criteria as follows:

•

Persuasive Evidence of an Arrangement Exists. Prior to recognizing revenue on an arrangement, our customary policy is to have a written contract, signed by both the customer and by us or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or purchase agreement.

•

Delivery Has Occurred. We deliver our products to our customers electronically or physically. For electronic deliveries, delivery occurs when we provide access to our customers to take immediate possession of the software through downloading it to the customer’s hardware. For physical deliveries, the standard transfer terms are typically FOB shipping point. We generally ship our products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and our operational capacity to fulfill product orders at the end of a fiscal quarter.

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

•

Collectability is Probable. We judge collectability of the arrangement fees on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For a new customer, or when an existing customer substantially expands its commitments, we evaluate the customer’s financial position and ability to pay and typically assign a credit limit based on that review. We increase the credit limit only after we have established a successful collection history with the customer. If we determine at any time that collectability is not probable under a particular arrangement based upon our credit review process or the customer’s payment history, we recognize revenue under that arrangement as customer payments are actually received.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year). Revenue on professional services orders is generally recognized upon completion and customer acceptance of contractually agreed milestones. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time when the product is shipped.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional service and hardware revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters and to a smaller extent due to contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront license revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue primarily from orders received in prior quarters, since we recognize revenue from professional services as those services are delivered and accepted, not when they are booked. Our license revenue is sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL delivered on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, perpetual and term licenses with greater than 75% of the license fee due within one year from shipment typically generate current quarter revenue but no future revenue (e.g., a $120,000 order for a perpetual license generates $120,000 in revenue in the quarter the product is delivered, but no future revenue). Additionally, revenue in a particular quarter may also be impacted by perpetual and term licenses in which less than 75% of the license fees and 100% of the maintenance fees are payable within one year from shipment as the related revenue will be recognized as revenue in the period when customer payments become due and payable.

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

Total Revenue

	January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Three months ended	$364.6	$330.2	$34.4	10%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms, the timing and value of contract renewals and the sale of products associated with prior year acquisitions. The increase in total revenue for the three months ended January 31, 2011 compared to the same period in fiscal 2010 was due to overall growth, including sales of products associated with our prior year acquisitions, which resulted in increased time-based license revenue, upfront license revenue and professional services revenue.

Time-Based License Revenue

	January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Three months ended	$295.6	$272.5	$23.1	8%
Percentage of total revenue	81%	83%

The increase in time-based license revenue for the three months ended January 31, 2011 compared to the same period in fiscal 2010 was primarily attributable to TSL licenses booked in prior periods.

Upfront License Revenue

	January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Three months ended	$26.5	$20.4	$6.1	30%
Percentage of total revenue	7%	6%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements which can drive the amount of upfront orders and revenue in any particular period. The increase in upfront license revenue for the three months ended January 31, 2011 compared to the same period in fiscal 2010 was primarily attributable to the sale of new products associated with prior year acquisitions.

Maintenance and Service Revenue

	January 31,
	2011	2010	$ Change	$ Change
	(dollars in millions)
Three months ended
Maintenance revenue	$19.9	$19.4	$0.5	3%
Professional services and other revenue	22.6	17.8	4.8	27%

Total maintenance and service revenue	$42.5	$37.2	$5.3	14%

Percentage of total revenue	12%	11%

Maintenance revenue was flat in the three months ended January 31, 2011 compared to the same period in fiscal 2010. The fluctuation in maintenance revenue is generally attributable to the timing of renewals of maintenance contracts.

Professional services and other revenue increased in the three months ended January 31, 2011 compared to the same period in fiscal 2010, primarily due to contracts assumed in prior year acquisitions.

Cost of Revenue and Operating Expenses

	January 31,		$ Change	% Change
	2011	2010
	(dollars in millions)
Three months ended
Cost of revenue	$84.3	$65.6	$18.7	29%
Operating expenses	233.7	209.5	24.2	12%

Total	$318.0	$275.1	$42.9	16%

Total expenses as a percentage of total revenue	87%	83%

Our expenses are generally affected by changes in employee-related costs including salaries, benefits, stock compensation and variable compensation, changes in amortization and changes in selling and marketing expenses. The increase in our expenses in the three months ended January 31, 2011 as compared to the same period in fiscal 2010 was primarily due to an increase in employee-related costs driven by increased headcount from our prior year acquisitions.

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

Cost of Revenue

	January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$50.5	$41.2	$9.3	23%
Cost of maintenance and service revenue	20.6	16.5	4.1	25%
Amortization of intangible assets	13.2	7.9	5.3	67%

Total	$84.3	$65.6	$18.7	29%

Percentage of total revenue	23%	20%

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

The increase in cost of revenue in the three months ended January 31, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $4.6 million in personnel related costs as a result of headcount increases from our prior year acquisitions, an increase of $5.2 million in maintenance and support services, an increase of $2.1 million in hardware costs as a result of an increase in professional services and hardware revenue, and an increase of $5.3 million for intangible amortization from our prior year acquisitions. As a percentage of revenue, cost of revenue marginally increased in the three months ended January 31, 2011 compared to the same period in fiscal 2010 due to an increase in professional services contracts assumed in our prior year acquisitions.

Operating Expenses

Research and Development

	January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Three months ended	$120.7	$101.2	$19.5	19%
Percentage of total revenue	33%	31%

The increase in research and development expenses in the three months ended January 31, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $12.4 million in personnel related costs, an increase of $4.5 million in functionally allocated expenses as a result of headcount increases from our prior year acquisitions.

Sales and Marketing

	January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Three months ended	$79.3	$79.6	$(0.3)	<(1)%
Percentage of total revenue	22%	24%

Sales and marketing expenses were relatively flat for the three months ended January 31, 2011 compared to the same period in fiscal 2010. During the three months ended January 31, 2011, a decrease of $4.9 million in variable compensation due to lower shipments was partially offset by an increase of $3.2 million in personnel related costs as a result of headcount increases from our prior year acquisitions.

General and Administrative

	January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Three months ended	$29.9	$25.9	$4.0	15%
Percentage of total revenue	8%	8%

The increase in general and administrative expenses for the three months ended January 31, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $2.1 million in personnel related costs as a result of headcount increases from our prior year acquisitions, an increase of $2.5 million in facility expenses and an increase of $5.5 million in other general and administrative expenses primarily due to professional services and charitable contributions. The increases were partially offset by a decrease of $6.3 million in functionally allocated expenses as a result of increased headcount in other functional areas.

Amortization of Intangible Assets

	January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$13.2	$7.9	$5.3	67%
Included in operating expenses	3.7	2.8	0.9	32%

Total	$16.9	$10.7	$6.2	58%

Percentage of total revenue	5%	3%

The increase in amortization of intangible assets for the three months ended January 31, 2011 compared to the same period in fiscal 2010 was due to the amortization of intangible assets from our prior year acquisitions, offset by certain intangible assets becoming fully amortized. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income, net

	Three Months Ended January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Interest income	$0.6	$1.7	$(1.1)	(65)%
Income on assets related to deferred compensation plan	3.3	1.6	1.7	106%
Foreign currency exchange gain (loss)	2.6	(1.3)	3.9	300%
Write-down of long-term investments	(0.9)	—	(0.9)	(100)%
Other	0.1	0.2	(0.1)	(50)%

Total	$5.7	$2.2	$3.5	159%

The increase in other income, net in the three months ended January 31, 2011 compared to the same period in fiscal 2010 was primarily due to a foreign currency exchange gain and an increase in the value of our deferred compensation plan. The increase was partially offset by a decrease in interest income due to lower interest rates and a decrease in the total balance of our cash, cash equivalents and short-term investments.

Taxes

See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

We hold our cash, cash equivalents and short-term investments in the U.S. and in foreign accounts, primarily in Ireland, Bermuda, and Japan. As of January 31, 2011, we held an aggregate of $288.2 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $578.9 million in foreign accounts. Funds in foreign accounts are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2011.

Cash, Cash Equivalents and Short-Term Investments

	January 31, 2011	October 31, 2010	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$700.6	$775.4	$(74.8)	(10)%
Short-term investments	166.5	163.2	3.3	2%

Total	$867.1	$938.6	$(71.5)	(8)%

During the first quarter of fiscal 2011, our primary sources and uses of cash consisted of (1) cash used in operating activities of $39.6 million, (2) cash used from net purchases and sales of investments of $4.9 million, (3) share repurchases of $65.0 million, partially offset by proceeds from issuances of common stock of $52.5 million for stock options exercised by our employees, and (4) purchases of property and equipment of $10.2 million.

Cash Flows

	January 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Three months ended
Cash used in operating activities	$(39.6)	$(45.4)	$5.8	(13)%
Cash used in investing activities	(18.6)	(13.2)	(5.4)	41%
Cash used in financing activities	(13.2)	(17.9)	4.7	(26)%

We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments. Cash provided by our operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront license revenue much sooner than from time-based license revenue. In contrast, payment terms for TSLs are generally extended and the license fee is typically paid either quarterly or annually over the term of the license.

Cash used in operating activities. Cash used in operating activities was lower by $5.8 million for the three months ended January 31, 2011 compared to the same period in fiscal 2010 primarily due to an increase in cash received from customers in the current period due to the timing of billings and collections, partially offset by payments to vendors and employee-related costs.

Cash used in investing activities. The increase in cash used in investing activities for the three months ended January 31, 2011 compared to the same period in fiscal 2010 was primarily related to an increase in cash used to purchase property and equipment and net purchases and sales of short term investments.

Cash used in financing activities. The decrease in cash used in financing activities for the three months ended January 31, 2011 compared to the same period in fiscal 2010 was primarily related to increased proceeds from issuances of common stock, partially offset by an increase in repurchases made under our stock repurchase program. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

Accounts Receivable, net

January 31, 2011	October 31, 2010	$ Change	% Change
(dollars in millions)
$169.2	$181.1	$(11.9)	(7)%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 42 days at January 31, 2011, and 44 days at October 31, 2010. The decrease in DSO and in net accounts receivable primarily relates to the timing of billings to customers in the first quarter of fiscal 2011.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	January 31, 2011	October 31, 2010	$ Change	% Change
	(dollars in millions)
Current assets	$1,194.3	$1,247.8	$(53.5)	(4)%
Current liabilities	785.1	921.8	(136.7)	(15)%

Working capital	$409.2	$326.0	$83.2	26%

Changes in our working capital were primarily due to: (1) a $71.4 million decrease in cash, cash equivalents and short-term investments, (2) a $11.9 million decrease in accounts receivable, (3) a $96.2 million decrease in accounts payable and accrued liabilities, which include bonuses and variable compensation typically paid during the first quarter of our fiscal year as compared to the remaining periods in the year and (4) a $34.7 million decrease in deferred revenue due to timing of our billings. The decreases were partially offset by an $18.0 million increase in prepaid and other current assets primarily related to the timing of payments of annual maintenance contracts, and increased other receivables related to VAT and options exercises.

Other Commitments—Revolving Credit Facility. On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to us and certain of our foreign subsidiaries. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of January 31, 2011, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Other

Our cash equivalent and short-term investment portfolio as of January 31, 2011, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of January 31, 2011, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months ended January 31, 2011 and 2010, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets, we proactively manage our cash and cash equivalents and investments balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents and fixed income portfolio invested in banks and securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 3 and 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

As of January 31, 2011, our exposure to market risk has not changed materially since October 31, 2010. The average yield at purchase for our short-term investment portfolio remains approximately the same as of October 31, 2010. For more information on financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, as filed with the SEC on December 17, 2010 and amended on February 9, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of January 31, 2011 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2011, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The growth of the EDA industry as a whole, and our business in particular, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of SoCs and ICs, and customers’ concerns about managing costs, have in recent periods led to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process. Demand for our products and services could fall and our financial condition and results of operations could be adversely affected if the semiconductor and electronics industries do not continue to grow, or grow at a slower rate. Additionally, as the EDA industry matures, industry consolidation has caused increased levels of competition for a greater share of our customers’ EDA spending. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.

We may not be able to realize the potential financial or strategic benefits of the acquisitions we complete, which could hurt our ability to grow our business, develop new products or sell our products.

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the acquisitions of CoWare, Inc., VaST Systems Technology Corporation, and Virage Logic Corporation, to expand our product offerings and increase revenue, and we expect to make additional acquisitions in the future. Achieving the potential financial or technological benefits from these transactions is difficult and time consuming, and the integration of these acquisitions poses a number of risks, including:

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

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition. For instance, if we are unable to successfully integrate the products and technology from our recent acquisition of Virage Logic, we may not be able to achieve the anticipated revenue growth from this transaction. Additionally, if we determine we cannot use or sell the acquired products or technology, we will be required to write down the associated intangible assets, which would negatively impact our operating results.

The continued uncertainty in the global economy, and its potential impact on the semiconductor and electronics industries in particular, may negatively affect our business, operating results and financial condition.

As a result of the recent major global recession, the global economy has experienced significant uncertainty, stock market volatility, tightened credit markets, concerns about both deflation and inflation, reduced demand for products, lower consumer confidence, reduced capital spending, liquidity concerns and business insolvencies. These declines, and uncertainty about future economic conditions, could negatively impact our customers’ businesses, reducing demand for our products and adversely affecting our business.

The recent global recession adversely affected the semiconductor industry. Semiconductor companies generally remain cautious and focused on their costs, including their research and development budgets out of which spending on EDA products and services occurs. These factors could among other things limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

Under our business model, we generally expect more than 90% of our total revenue to be recurring revenue, as a substantial majority of our customers pay for licenses over a three-year period. However, the turmoil and uncertainty caused by recent economic conditions caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Future periods of decreased committed average annual revenue, customer bankruptcies, or consolidation among our customers, could adversely affect our year-over-year revenue growth.

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

We cannot predict if or when global economic confidence will be restored. Accordingly, our future business and financial results are subject to considerable uncertainty, and our stock price is at risk of volatile change. If economic conditions fail to significantly improve for any extended period of time or deteriorate in the future, or, in particular, if semiconductor industry revenues do not continue to grow, our future revenues and financial results will be adversely affected. Conversely, in the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model.

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

Consolidation in the EDA industry and among our customers may negatively impact our operating results.

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

A number of mergers in the semiconductor and electronics industries have occurred recently and more could occur. Mergers can reduce the aggregate level of purchases of EDA software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including Synopsys.

Consolidation in the EDA industry or among our customers could lead to fewer customers or the loss of one or more major customers, which could have an adverse effect on our business and financial condition.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. On August 10, 2010, the Education Jobs and Medicaid Assistance Act of 2010 (P.L. 111-226) was enacted, which may limit our ability to use foreign tax credits, effective for transactions entered into after our fiscal year 2010. Additionally, on February 14, 2011, the President of the United States and the U.S. Treasury Department proposed changes to the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability in the future.

Our tax filings are subject to review or audit by the IRS and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. The IRS examinations of our federal tax returns for the years 2000 through 2001 and 2002 through 2004 resulted in significant proposed adjustments which were subsequently settled without a material financial statement impact. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made.

We have operations both in the United States and in multiple foreign jurisdictions with a wide range of statutory tax rates. Therefore, any changes in our geographical earnings mix in various tax jurisdictions, including those resulting from transfer pricing adjustments, could materially increase our effective tax rate. Furthermore, we maintain deferred tax assets related to federal foreign tax credits and certain state tax credits. Our ability to use these credits is dependent upon having sufficient future foreign source income in the United States, as well as sufficient taxable income in certain states. Changes in our forecasts of future income could result in an adjustment to the deferred tax asset and a related charge to earnings which could materially affect our financial results.

The global nature of our operations exposes us to increased risks and compliance obligations which may adversely affect our business.

We derive more than half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the United States. In addition, we have expanded our non-U.S. operations significantly in the past several years. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations performing complex software development projects and ensure intellectual property protection outside of the United States. Our international operations and sales subject us to a number of increased risks, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended January 31, 2011.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
October 31, 2010 through December 4, 2010	—	$—	—	$315,300,518
Month #2
December 5, 2010 through January 1, 2011	2,169,290	$26.8425	2,169,290	$257,071,360
Month #3
January 2, 2011 through January 29, 2011	249,300	$27.1471	249,300	$250,303,595

Total	2,418,590	$26.8739	2,418,590	$250,303,595

(1)	All months shown are Synopsys’ fiscal months.

In December 2002, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock. Since 2002, our Board of Directors has periodically replenished the stock repurchase program up to $500.0 million. The authorization is available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. As of January 31, 2011, $250.3 million remained authorized for future repurchases. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

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

SYNOPSYS, INC.

Date: March 2, 2011	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.