Form 10-Q
period 2011-04-30
SYNOPSYS INC
filed 2011-05-27
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

As of May 23, 2011, there were 146,679,418 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	April 30, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$694,032	$775,407
Short-term investments	146,431	163,154

Total cash, cash equivalents and short-term investments	840,463	938,561
Accounts receivable, net of allowances of $2,974 and $2,727, respectively	210,068	181,102
Deferred income taxes	72,930	73,465
Income taxes receivable	28,696	18,425
Prepaid and other current assets	54,465	36,202

Total current assets	1,206,622	1,247,755
Property and equipment, net	150,370	148,580
Goodwill	1,256,485	1,265,843
Intangible assets, net	220,610	249,656
Long-term deferred income taxes	262,173	268,759
Other long-term assets	113,209	105,948

Total assets	$3,209,469	$3,286,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$226,784	$312,850
Accrued income taxes	2,476	8,349
Deferred revenue	578,576	600,569

Total current liabilities	807,836	921,768
Long-term accrued income taxes	95,706	128,603
Other long-term liabilities	111,598	101,885
Long-term deferred revenue	46,931	34,103

Total liabilities	1,062,071	1,186,359
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 146,485 and 148,479 shares outstanding, respectively	1,465	1,485
Capital in excess of par value	1,539,833	1,541,383
Retained earnings	883,487	770,674
Treasury stock, at cost: 10,779 and 8,786 shares, respectively	(278,016)	(197,586)
Accumulated other comprehensive income (loss)	629	(15,774)

Total stockholders’ equity	2,147,398	2,100,182

Total liabilities and stockholders’ equity	$3,209,469	$3,286,541

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Revenue:
Time-based license	$318,762	$288,672	$614,371	$561,147
Upfront license	25,014	12,715	51,549	33,161
Maintenance and service	49,894	36,719	92,394	73,965

Total revenue	393,670	338,106	758,314	668,273
Cost of revenue:
License	51,146	44,930	101,669	86,144
Maintenance and service	19,974	15,268	40,521	31,778
Amortization of intangible assets	14,908	8,829	28,143	16,686

Total cost of revenue	86,028	69,027	170,333	134,608

Gross margin	307,642	269,079	587,981	533,665
Operating expenses:
Research and development	123,169	113,050	243,909	214,282
Sales and marketing	99,562	79,363	178,886	158,979
General and administrative	29,470	28,713	59,335	54,566
Amortization of intangible assets	3,756	2,985	7,504	5,778

Total operating expenses	255,957	224,111	489,634	433,605

Operating income	51,685	44,968	98,347	100,060
Other income, net	5,574	8,905	11,244	11,155

Income before provision for income taxes	57,259	53,873	109,591	111,215
(Benefit) provision for income taxes	(23,855)	14,324	(19,749)	(61,120)

Net income	$81,114	$39,549	$129,340	$172,335

Net income per share:
Basic	$0.55	$0.27	$0.87	$1.17

Diluted	$0.53	$0.26	$0.84	$1.14

Shares used in computing per share amounts:
Basic	148,461	148,890	148,738	147,860

Diluted	152,593	152,482	153,198	151,635

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,
	2011	2010
Cash flow from operating activities:
Net income	$129,340	$172,335
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	64,998	50,218
Stock compensation	27,914	30,700
Allowance for doubtful accounts	723	(742)
Write-down of long-term investments	999	—
Gain on sale of investments	(50)	(2,420)
Deferred income taxes	(939)	(38,549)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(28,904)	(20,626)
Prepaid and other current assets	(8,848)	(7,139)
Other long-term assets	(11,658)	(3,997)
Accounts payable and accrued liabilities	(69,320)	(68,672)
Income taxes	(40,890)	(29,645)
Deferred revenue	(6,510)	(45,235)

Net cash provided by operating activities	56,855	36,228

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	63,648	188,650
Purchases of short-term investments	(49,435)	(131,748)
Purchases of property and equipment	(20,600)	(13,793)
Cash paid for acquisitions and intangible assets, net of cash acquired	(3,520)	(130,872)
Capitalization of software development costs	(1,512)	(1,410)

Net cash used in investing activities	(11,419)	(89,173)

Cash flows from financing activities:
Principal payments on capital leases	(1,310)	(1,346)
Issuances of common stock	108,843	73,210
Purchases of treasury stock	(234,985)	(50,257)

Net cash (used in) provided by financing activities	(127,452)	21,607
Effect of exchange rate changes on cash and cash equivalents	641	(844)

Net change in cash and cash equivalents	(81,375)	(32,182)
Cash and cash equivalents, beginning of year	775,407	701,613

Cash and cash equivalents, end of period	$694,032	$669,431

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

Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31. The Company’s second quarter of fiscal 2011 ended on April 30, 2011. The Company’s second quarter of fiscal 2010 ended on May 1, 2010. Fiscal 2011 and 2010 are both 52-week years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

Basis of Presentation. Certain immaterial amounts within net cash provided by operating activities in the prior period unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no impact on net cash provided by operating activities.

Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.

Note 3. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments include money market funds and municipal obligations and are classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at April 30, 2011
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$181,875	$—	$—	$—	$181,875
Money market funds (U.S.)	56,540	—	—	—	56,540
Cash deposits and money market funds (International)	455,617	—	—	—	455,617
Municipal securities	146,008	431	(8)	—	146,431

	840,040	431	(8)	—	840,463

Classified as non-current assets:
Strategic investments	6,361	—	—	—	6,361

Total	$846,401	$431	$(8)	$—	$846,824

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2010
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$45,687	$—	$—	$—	$45,687
Money market funds (U.S.)	68,099	—	—	—	68,099
Cash deposits and money market funds (International)	661,621	—	—	—	661,621
Municipal obligations	162,440	723	(9)	—	163,154

	937,847	723	(9)	—	938,561

Classified as long-term assets:
Strategic investments	7,360	—	—	—	7,360

Total	$945,207	$723	$(9)	$—	$945,921

(1)	See Note 4 for further discussion on fair values of money market funds, municipal securities, and non-marketable equity securities.

As of April 30, 2011, the stated maturities of the Company’s short-term investments are $47.3 million within one year, $52.4 million within one to five years, $7.8 million within five to ten years and $38.9 million after ten years. Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income, net. Realized gains and losses on sales of short-term investments have not been material in any period presented.

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

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of one year or less, except for forward contracts denominated in the British pound, Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen or Taiwanese dollar, which can have durations of up to 19 months. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss), or OCI, in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in accumulated other comprehensive income (loss) to be reclassified to the statement of operations within the next twelve months.

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

During the three and six months ended April 30, 2011, $2.2 million and $4.4 million of gain, respectively, and during the three and six months ended April 30, 2010, $1.5 million of gain and $1.5 million of loss, respectively, were recorded in other income, net due to changes in the fair values of non-designated forward contracts. As of April 30, 2011, the Company had a total gross notional amount of $463.0 million of short-term foreign currency forward contracts outstanding with a net fair value of $10.1 million. As of October 31, 2010, the Company had a total gross notional amount of $691.3 million of short-term foreign currency forward contracts outstanding with a net fair value of $(7.5) million. The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of April 30, 2011 and October 31, 2010, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2011
Other current assets	$12,804	$323
Other current liabilities	$3,023	$—

As of October 31, 2010
Other current assets	$5,680	$—
Other current liabilities	$11,626	$1,554

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2011
Foreign exchange contracts	Revenue	$361	Revenue	$(1,969)
Foreign exchange contracts	Operating expenses	7,505	Operating expenses	985

Total		$7,866		$(984)

Three months ended April 30, 2010
Foreign exchange contracts	Revenue	$2,366	Revenue	$1,265
Foreign exchange contracts	Operating expenses	(3,015)	Operating expenses	1,159

Total		$(649)		$2,424

Six months ended April 30, 2011
Foreign exchange contracts	Revenue	$1,803	Revenue	$(4,895)
Foreign exchange contracts	Operating expenses	7,003	Operating expenses	253

Total		$8,806		$(4,642)

Six months ended April 30, 2010
Foreign exchange contracts	Revenue	$1,078	Revenue	$897
Foreign exchange contracts	Operating expenses	(6,369)	Operating expenses	2,851

Total		$(5,291)		$3,748

The following table represents the ineffective portion and portion excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments:

	Location of gain (loss) recognized in income on derivatives (ineffective portion and excluded from effectiveness testing)	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Three months ended April 30, 2011
Foreign exchange contracts	Other income, net	$(5)	$265
Three months ended April 30, 2010
Foreign exchange contracts	Other income, net	$101	$(85)
Six months ended April 30, 2011
Foreign exchange contracts	Other income, net	$(46)	$(19)
Six months ended April 30, 2010
Foreign exchange contracts	Other income, net	$(41)	$(160)

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

On a recurring basis, the Company measures the fair value of certain of its assets and liabilities, which include cash equivalents, short-term investments, non-qualified deferred compensation plans, foreign currency derivative contracts and contingent consideration associated with business combinations.

The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 because they are valued using quoted market prices in an active market or alternative independent pricing sources and models utilizing market observable inputs.

The assets of the Company’s non-qualified deferred compensation plans consist of money market and mutual funds invested in domestic and international marketable securities that are directly observable in active markets and are therefore classified within Level 1.

The Company’s foreign currency derivative contracts are classified within Level 2 because these contracts are not actively traded and the valuation inputs are based on quoted prices and market observable data of similar instruments.

During fiscal 2010, the Company recorded a liability for contingent consideration of $7.8 million arising from a business combination which is payable over three years upon achievement of certain milestones. The fair value of the contingent consideration was determined at the acquisition date using the income approach based on the net present value of estimated payments and is re-measured in each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of certain technical milestones which are unobservable in the market. Changes in fair value of the contingent consideration due to revisions to the estimated probabilities of achievement of technical milestones are recorded as operating expenses while changes due to time value are recorded in other income, net. The Company recorded a reduction of $3.2 million and $3.4 million during three and six months ended April 30, 2011, respectively, in research and development expenses due to the change in fair value of the liability for contingent consideration. As of April 30, 2011, the fair value of the liability for contingent consideration was estimated at $4.7 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2011:

		Fair Value Measurement Using
Description	Total as of April 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$386,130	$386,130	$—	$—
Short-term investments:
Municipal securities	146,431	—	146,431	—
Prepaid and other current assets:
Foreign currency derivative contracts	13,127	—	13,127	—
Other long-term assets:
Deferred compensation plan assets	95,144	95,144	—	—

Total assets	$640,832	$481,274	$159,558	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$3,023	$—	$3,023	$—
Contingent consideration	2,289	—	—	2,289
Other long-term liabilities:
Contingent consideration	2,365	—	—	2,365

Total liabilities	$7,677	$—	$3,023	$4,654

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2010:

		Fair Value Measurement Using
Description	Total as of October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$487,199	$487,199	$—	$—
Short-term investments:
Municipal obligations	163,154	—	163,154	—
Prepaid and other current assets:
Foreign currency derivative contracts	5,680	—	5,680	—
Other long-term assets:
Deferred compensation plan assets	83,330	83,330	—	—

Total assets	$739,363	$570,529	$168,834	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$13,180	$—	$13,180	$—
Contingent consideration	3,121	—	—	3,121
Other long-term liabilities:
Contingent consideration	4,935	—	—	4,935

Total liabilities	$21,236	$—	$13,180	$8,056

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than-temporary decline in value has occurred. As of April 30, 2011, the carrying value of these investments was $6.4 million.

The following non-marketable equity securities were measured and recorded at fair value within other long-term assets on a non-recurring basis. The losses on these securities were recorded in other income, net.

	Balance as of April 30, 2011	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended April 30, 2011	Total (losses) during six months ended April 30, 2011
	(in thousands)
Non-marketable equity securities	$92	$92	$(92)	$(999)

The Company did not recognize any impairment during the six months ended April 30, 2010.

Note 5. Goodwill and Intangible Assets

Goodwill as of April 30, 2011 consisted of the following:

(in thousands)
Balance at October 31, 2010	$1,265,843
Adjustments(1)	(9,358)

Balance at April 30, 2011	$1,256,485

(1)	Adjustments relate to the changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation is still preliminary and, to a lesser extent, achievement of certain milestones for an acquisition that closed prior to fiscal 2010.

Intangible assets as of April 30, 2011 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$207,726	$82,498	$125,228
Customer relationships	78,400	24,781	53,619
Contract rights intangible	32,400	15,022	17,378
Covenants not to compete	2,200	1,983	217
Trademarks and trade names	6,200	2,051	4,149
In-process research and development (IPR&D)	16,625	—	16,625
Capitalized software development costs	10,454	7,060	3,394

Total(1)	$354,005	$133,395	$220,610

(1)	Total intangible assets as of April 30, 2011 decreased as compared to October 31, 2010 primarily due to the retirement of fully amortized assets.

Intangible assets as of October 31, 2010 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$263,592	$118,587	$145,005
Customer relationships	113,020	55,040	57,980
Contract rights intangible	30,400	9,522	20,878
Covenants not to compete	2,200	1,884	316
Trademarks and trade names	6,200	1,541	4,659
In-process research and development (IPR&D)	17,525	—	17,525
Capitalized software development costs	8,873	5,580	3,293

Total	$441,810	$192,154	$249,656

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Core/developed technology	$11,658	$8,170	$22,976	$15,503
Customer relationships	3,368	2,351	6,561	4,518
Contract rights intangible	3,333	908	5,500	1,675
Covenants not to compete	50	238	100	475
Trademarks and trade names	255	147	510	293
Capitalized software development costs(1)	741	741	1,480	1,481

Total	$19,405	$12,555	$37,127	$23,945

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2011	$34,356
2012	58,776
2013	45,935
2014	27,860
2015	16,859
2016 and thereafter	20,199
In-process research and development (IPR&D)(1)	16,625

Total	$220,610

(1)	IPR&D projects are estimated to be completed within three years as of April 30, 2011. Amortization will begin upon project completion or the asset will be written off upon abandonment.

Note 6. Liabilities

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consist of:

	April 30, 2011	October 31, 2010
	(in thousands)
Payroll and related benefits	$151,124	$216,079
Other accrued liabilities	53,691	73,230
Accounts payable	15,899	16,331
Acquisition related liabilities	6,070	7,210

Total	$226,784	$312,850

Other Long-term Liabilities. Other long-term liabilities consist of:

	April 30, 2011	October 31, 2010
	(in thousands)
Deferred compensation liability	$95,144	$83,330
Other long-term liabilities	16,454	18,555

Total	$111,598	$101,885

Note 7. Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of April 30, 2011, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8. Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$81,114	$39,549	$129,340	$172,335
Change in unrealized (losses) gains on investments, net of tax of $(54) and $114, for the three and six months ended April 30, 2011, respectively, and of $1,221 and $1,059 for each of the same periods in fiscal 2010, respectively	(24)	(1,850)	(177)	(1,605)
Deferred gains (losses) on cash flow hedges, net of tax of $(1,941) and $(1,862), for the three and six months ended April 30, 2011, respectively, and of ($145) and $479 for each of the same periods in fiscal 2010, respectively	7,776	(776)	8,815	(5,248)
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of $(81) and $(942), for the three and six months ended April 30, 2011, respectively, and of $1,083 and $1,621 for each of the same periods in fiscal 2010, respectively	984	(2,425)	4,642	(3,748)
Foreign currency translation adjustment	5,082	(908)	3,123	(1,629)

Total	$94,932	$33,590	$145,743	$160,105

Note 9. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock. The Board has periodically replenished the stock repurchase program up to $500.0 million. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2011, $80.3 million remained available for further repurchases under the program. On May 25, 2011, the Board replenished the stock repurchase program up to $500.0 million. The following table summarizes stock repurchase activities as well as the reissuance of treasury stock for employee stock compensation purposes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands, except per share price)
Shares repurchased	6,191	1,112	8,609	2,279
Average purchase price per share	$27.46	$22.48	$27.29	$22.05
Aggregate purchase price	$169,988	$25,000	$234,985	$50,257
Reissuance of treasury stock	3,430	4,377	6,616	5,142

Note 10. Stock Compensation

As of April 30, 2011, there was $96.0 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.6 years. The intrinsic values of options exercised during the three and six months ended April 30, 2011 were $12.8 million and $27.9 million, respectively. The intrinsic values of options exercised during the three and six months ended April 30, 2010 were $10.4 million and $13.0 million, respectively.

The compensation cost recognized in the unaudited condensed consolidated statements of operations for these stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Cost of license	$1,225	$1,514	$2,718	$3,531
Cost of maintenance and service	277	427	631	1,041
Research and development expense	5,867	5,835	13,710	13,497
Sales and marketing expense	2,537	2,815	5,175	6,514
General and administrative expense	2,760	2,875	5,680	6.117

Stock compensation expense before taxes	12,666	13,466	27,914	30,700
Income tax benefit	(3,400)	(3,043)	(7,492)	(6,938)

Stock compensation expense after taxes	$9,266	$10,423	$20,422	$23,762

Note 11. Net Income per Share

The Company computes basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution of potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Numerator:
Net income	$81,114	$39,549	$129,340	$172,335
Denominator:
Weighted-average common shares for basic net income per share	148,461	148,890	148,738	147,860
Dilutive effect of common share equivalents from equity-based compensation	4,132	3,592	4,460	3,775

Weighted-average common shares for diluted net income per share	152,593	152,482	153,198	151,635

Net income per share:
Basic	$0.55	$0.27	$0.87	$1.17
Diluted	$0.53	$0.26	$0.84	$1.14

Diluted net income per share excludes 2.5 million and 3.3 million of anti-dilutive stock options and unvested restricted stock units and awards for the three and six months ended April 30, 2011, respectively and 10.7 million of anti-dilutive stock options and unvested restricted stock units and awards for the three and six months ended April 30, 2010, respectively. While these stock options and unvested restricted stock units and awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

The Company provides software and hardware products and consulting services. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses to the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment.

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Revenue:
United States	$182,615	$163,282	$349,315	$323,272
Europe	50,133	47,462	99,462	91,237
Japan	71,698	61,912	138,299	126,243
Asia-Pacific and other	89,224	65,450	171,238	127,521

Consolidated	$393,670	$338,106	$758,314	$668,273

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for 10.1% and 10.7% of the Company’s consolidated revenue for the three months ended April 30, 2011 and 2010, respectively, and accounted for 10.5% and 10.9% of the Company’s consolidated revenue for the six months ended April 30, 2011 and 2010, respectively.

Note 13. Other Income, net

The following table presents the components of other income, net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$552	$1,502	$1,165	$3,230
Gain on assets related to deferred compensation plan assets	5,381	4,242	8,619	5,826
Foreign currency exchange gain (loss)	(396)	1,297	2,215	33
Impairment of long-term investment	(92)	—	(999)	—
Other, net(1)	129	1,864	244	2,066

Total	$5,574	$8,905	$11,244	$11,155

(1)	Includes $2.1 million gain on the sale of an investment during the three and six months ended April 30, 2010, respectively.

Note 14. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income before income taxes	$57,259	$53,873	$109,591	$111,215
Provision (benefit) for income tax	$(23,855)	$14,324	$(19,749)	$(61,120)
Effective tax rate	(41.7)%	26.6%	(18.0)%	(55.0)%

The Company’s effective tax rate for the three months ended April 30, 2011 is negative and substantially lower than the statutory federal income tax rate of 35% primarily due to the tax impact of a final settlement with the IRS for fiscal years 2006 through 2009 of $32.8 million as well as lower tax rates applicable to its non-U.S. operations partially offset by state taxes and non-deductible stock compensation. The effective tax rate decreased in the three months ended April 30, 2011, as compared to the same period in fiscal 2010, primarily due to the IRS settlement. The effective tax rate for the six months ended April 30, 2011 differed from the same period in fiscal 2010 primarily due to the tax impact of an IRS settlement of fiscal years 2002 through 2004 of which a $91.6 million benefit was recorded in the first quarter of fiscal 2010. The Company files income tax returns in the U.S. and various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the U.S for fiscal years after 2009. In Ireland, Hungary, Taiwan and Japan, our subsidiaries remain subject to tax examinations for fiscal years after 2005. See IRS Examinations below for the status of our current federal income tax audits.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. During the three months ended April 30, 2011, there were material changes to the total gross unrecognized tax benefits as a result of the IRS settlement of fiscal years 2006 through 2009. The Company believes that before the end of fiscal 2011, it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $88 million.

IRS Examinations

The Company is regularly audited by the IRS. In the second quarter of fiscal 2011, the Company reached a final settlement with the Examination Division of the IRS for its audits of fiscal years 2006 through 2009. As a result of the settlement, the Company’s unrecognized tax benefits decreased by $35.9 million and the impact to other balance sheet tax accounts was not material. The net tax impact resulting from the settlement was $32.8 million.

The audit of certain returns filed by Synplicity, Inc. prior to its acquisition by the Company in May 2008 was finalized in the first quarter of fiscal 2011, which resulted in a decrease in unrecognized tax benefits of $4.0 million.

In fiscal 2010, the Company reached a settlement with the IRS that resolved certain disputes related to the Company’s acquisition of Avant! Corporation in 2002 that arose in the audit of its fiscal years 2002 through 2004. This settlement resulted in a decrease in the Company’s tax expense for fiscal 2010 of approximately $94.3 million, which is primarily due to the release of previously established tax liabilities of $67.8 million, principally related to the acquisition of Avant! Corporation in 2002, as well as a release of a valuation allowance of $21.6 million for foreign tax credits which were utilized in connection with the settlement.

As a result of the IRS settlement of fiscal years 2002 through 2004, the Company’s net deferred tax assets increased by $55.4 million. The change is due primarily to increases in its deferred tax assets of $72.3 million for certain costs that have been capitalized for tax purposes and will be amortized in future periods, partially offset by a decrease to deferred tax assets of $25.2 million, due to the use of the Company’s foreign tax credit carryover, net of the reversal of a valuation allowance.

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

The Company infrequently enters into multiple-element arrangements that contain both software and non-software deliverables such as hardware which are impacted by the new guidance. Such contracts are not material either individually or in the aggregate to the unaudited condensed consolidated financial statements. Accordingly, the adoption of the new guidance was not material to the Company’s unaudited condensed consolidated financial statements and is not expected to have a material effect on subsequent periods.

In May 2011, the FASB issued new guidance for fair value measurements to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Among other matters, this new guidance provides clarifications limiting the application of the highest and best use concept to only non-financial assets, clarifies the guidance on measuring the fair value of an entity’s own equity instruments, as well as new guidance related to portfolio fair value measurement approaches and the use of premiums and discounts in a fair value measurement. Additionally, this guidance requires new disclosures to be made for Level 3 fair value measurements, as well as transfers between Level 1 and 2 fair value measurements. The new requirements are effective for the Company in the first quarter of fiscal 2013. The Company will adopt the guidance on a prospective basis effective the first quarter of fiscal 2013. The Company is currently assessing the impact of adoption of the guidance on its consolidated financial statements.

With the exception of the discussion above, the effect of recent accounting pronouncements has not changed from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular the following discussion, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” the negatives of such terms, or other comparable terminology. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the expected growth in the semiconductor industry, our positive business outlook, the ability of our prior acquisitions to drive revenue growth, the percent of revenue with which we expect to enter each quarter, our expectations with respect to organic and inorganic growth opportunities, our ability to make adjustments to our business as market conditions change, our ability to successfully execute our strategies, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, and our future liquidity requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Form 10-Q. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1. of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, as filed with the SEC on December 17, 2010 and amended on February 9, 2011.

Fiscal Year End. Our fiscal year ends on the Saturday nearest to October 31. Our second quarter of fiscal 2011 ended on April 30, 2011. Fiscal 2011 and fiscal 2010 are both 52-week fiscal years. For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the closest calendar month end.

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

The semiconductor industry experienced significant growth in 2010. It is generally expected that growth in the semiconductor industry in 2011 will continue, though at a slower pace than in 2010. However, our semiconductor customers remain cautious and focused on their costs due to the cyclical nature of the industry, the increasing complexity of product development and macroeconomic factors. Additionally, any increases in customer spending may not immediately affect our revenues, due to our revenue business model, which emphasizes stability.

Our business outlook is positive based on the forecasted growth of the semiconductor industry and our strong financials, diligent expense management, and acquisition strategy. Through our recent acquisitions, we have enhanced our technology and expanded our product portfolio and our total addressable market, especially in IP and system-level solutions, which we believe will help drive revenue growth. We expect to explore both organic and inorganic growth opportunities, including acquiring companies or technology that can contribute to the strategic, operational and financial performance of our business. We continue to be concerned about macroeconomic factors, as the global economy shows uneven recovery and persistent unemployment. We are mindful of market conditions and may make adjustments to our business in the event that the recent revenue growth experienced by the semiconductor industry is irregular or not sustained. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us successfully execute our strategies.

Financial Performance Summary for the Three Months Ended April 30, 2011

•

Our total revenue of $393.7 million increased by $55.6 million, or 16%, from $338.1 million in the same period of fiscal 2010. The increase was attributable to our overall growth, including sales of products associated with our prior year acquisitions, which resulted in increased time-based license revenue, upfront license revenue and professional services revenue.

•	We continue to derive more than 90% of our revenue from time-based licenses, maintenance and services.

•

Our cost of revenue and operating expenses increased compared to the same period in fiscal 2010 primarily due to our overall growth and increases in employee-related costs driven by increased headcount and other direct costs from our prior year acquisitions.

•

Our net income of $81.1 million increased by $41.6 million, or 105%, from $39.5 million in the same period of fiscal 2010. The increase was primarily due to a one-time tax benefit of $32.8 million from an IRS settlement recognized in the second quarter of fiscal 2011.

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

We describe our revenue recognition policy below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on December 17, 2010 and amended on February 9, 2011.

Revenue Recognition.

Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional services fees. Hardware revenue consists of Field Programmable Gate Array (FPGA) board-based products.

With respect to software licenses, we utilize three license types:

•

Technology Subscription Licenses (TSLs). TSLs are time-based licenses for a finite term, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. We bundle and do not charge separately for post-contract customer support (maintenance) for the term of the license.

•

Term licenses. Term licenses are also for a finite term, but do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually for the balance of the term. The annual maintenance fee is typically calculated as a percentage of the net license fee.

•

Perpetual licenses. Perpetual licenses continue as long as the customer renews maintenance plus an additional 20 years. Perpetual licenses do not provide the customer any rights to receive, or to exchange licensed software for, unspecified future technology. Customers purchase maintenance separately for the first year and may renew annually.

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

We infrequently enter into multiple-element arrangements that contain both software and non-software deliverables such as hardware. On a prospective basis beginning in our first quarter of fiscal 2011, we apply recently issued accounting guidance for revenue arrangements with multiple deliverables for these contracts. The adoption of the new guidance did not have a material effect on our unaudited condensed consolidated financial statements, is not expected to have a material effect on subsequent periods and did not affect the accounting for contracts which do not contain non-software deliverables. The recent accounting guidance addresses whether to treat individual deliverables or groups of deliverables in a multiple-element arrangement as separate units of accounting and how to allocate the arrangement consideration to the separate units of accounting. The guidance also requires that arrangement consideration be allocated to software deliverables (as a group) and to non-software deliverables (individually) based on relative standalone selling prices and provides guidance for estimating standalone selling prices for purposes of allocating arrangement consideration.

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

We also enter into arrangements to deliver software products, either alone or together with other products or services that require significant modification, or customization of the software. We account for such arrangements using the percentage of completion method as we have the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. We measure the progress towards completion using the labor hours incurred to complete the project. Revenue attributable to these arrangements is reported as professional services and other revenue in the unaudited condensed consolidated statement of operations.

We determine the fair value of each element in multiple element software arrangements based on VSOE. We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately. We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, recognize revenue from maintenance ratably over the maintenance term, and recognize revenue from professional services as services are performed or as milestones are met and accepted. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

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

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year). Revenue on professional services orders is generally recognized upon completion and customer acceptance of contractually agreed milestones. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional services and hardware revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters and to a smaller extent due to contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront license revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue primarily from orders received in prior quarters, since we recognize revenue from professional services as those services are delivered and accepted, not when they are booked. Our license revenue is sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL delivered on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, perpetual and term licenses with greater than 75% of the license fee due within one year from shipment typically generate current quarter revenue but no future revenue (e.g., a $120,000 order for a perpetual license generates $120,000 in revenue in the quarter the product is delivered, but no future revenue). Additionally, revenue in a particular quarter may also be impacted by perpetual and term licenses in which less than 75% of the license fees and 100% of the maintenance fees are payable within one year from shipment as the related revenue will be recognized as revenue in the period when customer payments become due and payable.

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

Total Revenue

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$393.7	$338.1	$55.6	16%
Six months ended	$758.3	$668.3	$90.0	13%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms, the timing and value of contract renewals and the sale of products associated with prior year acquisitions.

The increase in total revenue for the three and six months ended April 30, 2011 compared to the same periods in fiscal 2010 was due to our overall growth and the related increase in time-based revenue, upfront revenue and professional services revenue primarily driven by the timing and value of the contract renewals, sales of products and professional services contracts associated with our prior year acquisitions.

Time-Based License Revenue

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$318.8	$288.7	$30.1	10%
Percentage of total revenue	81%	85%
Six months ended	$614.4	$561.1	$53.3	9%
Percentage of total revenue	81%	84%

The increase in time-based license revenue for the three months and six months ended April 30, 2011 compared to the same periods in fiscal 2010 was primarily attributable to increases in TSL license revenue from arrangements booked in prior periods and product sales from prior year acquisitions.

Upfront License Revenue

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$25.0	$12.7	$12.3	97%
Percentage of total revenue	6%	4%
Six months ended	$51.5	$33.2	$18.3	55%
Percentage of total revenue	7%	5%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements which can drive the amount of upfront orders and revenue in any particular period.

The increase in upfront license revenue for the three and six months ended April 30, 2011 compared to the same periods in fiscal 2010 was primarily attributable to the increase in sales of hardware products, perpetual licenses and new products associated with prior year acquisitions.

Maintenance and Service Revenue

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended
Maintenance revenue	$20.4	$19.7	$0.7	4%
Professional services and other revenue	29.5	17.0	12.5	74%

Total maintenance and services revenue	$49.9	$36.7	$13.2	36%

Percentage of total revenue	13%	11%
Six months ended
Maintenance revenue	$40.3	$39.1	$1.2	3%
Professional services and other revenue	52.1	34.9	17.2	49%

Total maintenance and services revenue	$92.4	$74.0	$18.4	25%

Percentage of total revenue	12%	11%

Maintenance revenue increased slightly in the three and six months ended April 30, 2011 compared to the same periods in fiscal 2010 primarily due to the timing of renewals of maintenance contracts. Professional services and other revenue increased in the three and six months ended April 30, 2011 compared to the same periods in fiscal 2010, primarily due to professional services contracts assumed in prior acquisitions.

Cost of Revenue

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended
Cost of license revenue	$51.1	$44.9	$6.2	14%
Cost of maintenance and service revenue	20.0	15.3	4.7	31%
Amortization of intangible assets	14.9	8.8	6.1	69%

Total	$86.0	$69.0	$17.0	25%

Percentage of total revenue	22%	20%
Six months ended
Cost of license revenue	$101.7	$86.1	$15.6	18%
Cost of maintenance and service revenue	40.5	31.8	8.7	27%
Amortization of intangible assets	28.1	16.7	11.4	68%

Total	$170.3	$134.6	$35.7	27%

Percentage of total revenue	22%	20%

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

Cost of maintenance and service revenue. Cost of maintenance and service revenue includes operating costs related to maintaining the infrastructure necessary to operate our services and training organization, and costs associated with the delivery of our consulting services, such as, hotline and on-site support, production services and documentation of maintenance updates.

Amortization of intangible assets. Amortization of intangible assets, which is amortized to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

The increase in cost of revenue in the three months ended April 30, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $4.0 million in personnel related costs as a result of headcount increases from our prior year acquisitions, an increase of $4.9 million in maintenance and support services, and an increase of $6.1 million for amortization of intangible assets due to our prior year acquisitions.

The increase in cost of revenue in the six months ended April 30, 2011 compared to the same period in fiscal 2010 was primarily due to an increase in $8.6 million in personnel related costs as a result of headcount increases from our prior year acquisitions, an increase of $10.2 million in maintenance and support services, and an increase of $11.4 million for amortization of intangible assets due to our prior year acquisitions.

As a percentage of revenue, cost of revenue marginally increased in the three and six months ended April 30, 2011 compared to the same periods in fiscal 2010 due to an increase in professional services contracts assumed in our prior year acquisitions.

Operating Expenses

Research and Development

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$123.2	$113.1	$10.1	9%
Percentage of total revenue	31%	33%
Six months ended	$243.9	$214.3	$29.6	14%
Percentage of total revenue	32%	32%

The increase in research and development expenses in the three months ended April 30, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $8.3 million in personnel related costs and an increase of $3.7 million in functionally allocated expenses as a result of headcount increases from our prior year acquisitions, partially offset by a decrease of $3.2 million due to change in the fair value of contingent consideration related to a prior year acquisition.

The increase in research and development expenses for the six months ended April 30, 2011 compared with the same period in fiscal 2010 was primarily due to an increase of $20.4 million in personnel related costs and an increase of $8.2 million in functionally allocated expenses as a result of headcount increases from our prior year acquisitions, partially offset by a decrease of $3.4 million due to change in the fair value of contingent consideration related to a prior year acquisition.

Sales and Marketing

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$99.6	$79.4	$20.2	25%
Percentage of total revenue	25%	23%
Six months ended	$178.9	$159.0	$19.9	13%
Percentage of total revenue	24%	24%

The increase in sales and marketing expenses for the three months ended April 30, 2011 compared to the same period in fiscal 2010 was primarily attributable to higher variable compensation of $14.6 million driven by timing of shipments based on contract requirements and the increase in license revenues, an increase of $3.1 million in other personnel related costs due to an increase in headcount from prior year acquisitions, and an increase of $1.5 million in travel related costs.

The increase in sales and marketing expenses for the six months ended April 30, 2011 compared to the same period in fiscal 2010 was primarily attributable to higher variable compensation of $9.8 million driven by the timing of shipments based on contract requirements and the increase in license revenues, an increase of $6.3 million in other personnel related costs due to an increase in headcount from prior year acquisitions, and an increase of $2.1 million in travel related costs.

General and Administrative

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$29.5	$28.7	$0.8	3%
Percentage of total revenue	7%	8%
Six months ended	$59.3	$54.6	$4.7	9%
Percentage of total revenue	8%	8%

The increase in general and administrative expenses for the three months ended April 30, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $2.3 million in personnel related costs and an increase of $2.7 million in facility expenses as a result of headcount increases from our prior year acquisitions. The increases were partially offset by a decrease of $4.8 million in functionally allocated expenses as a result of increased headcount in other functional areas.

The increase in general and administrative expenses for the six months ended April 30, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $4.4 million in personnel related costs, an increase of $5.3 million in facility expenses, and an increase of $5.2 million in other general and administrative expenses as a result of headcount increases from our prior year acquisitions. The increases were partially offset by a decrease of $11.1 million in functionally allocated expenses as a result of increased headcount in other functional areas.

Amortization of Intangible Assets

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended
Included in cost of revenue	$14.9	$8.8	$6.1	69%
Included in operating expenses	3.8	3.0	0.8	27%

Total	$18.7	$11.8	$6.9	58%

Percentage of total revenue	5%	3%
Six months ended
Included in cost of revenue	$28.1	$16.7	$11.4	68%
Included in operating expenses	7.5	5.8	1.7	29%

Total	$35.6	$22.5	$13.1	58%

Percentage of total revenue	5%	3%

The increase in amortization of intangible assets for the three and six months ended April 30, 2011 compared to the same periods in fiscal 2010 was due to the amortization of intangible assets from our prior year acquisitions, partially offset by certain intangible assets becoming fully amortized. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income, net

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended
Interest income	$0.6	$1.5	$(0.9)	(60)%
Gain on assets related to executive deferred compensation plan assets	5.4	4.2	1.2	29%
Foreign currency exchange (loss) gain	(0.4)	1.3	(1.7)	(131)%
Write-down of long-term investments	(0.1)	—	(0.1)	(100)%
Other, net	0.1	1.9	(1.8)	(95)%

Total	$5.6	$8.9	$(3.3)	(37)%

Six months ended
Interest income	$1.2	$3.2	$(2.0)	(63)%
Gain on assets related to executive deferred compensation plan assets	8.6	5.8	2.8	48%
Foreign currency exchange gain	2.2	—	2.2	100%
Write-down of long-term investments	(1.0)	—	(1.0)	(100)%
Other, net	0.2	2.2	(2.0)	91%

Total	$11.2	$11.2	$0.0	0%

Other income, net, decreased during the three months ended April 30, 2011 compared to the same period in fiscal 2010 primarily due to a $2.1 million gain on the sale of an investment in the prior year.

Taxes

Our effective tax rate for the three and six months ended April 30, 2011 is negative, primarily due to the tax impact of a final settlement with the IRS for fiscal years 2006 through 2009 of $32.8 million. Without the impact of the settlement, the tax rates for the three and six months ended April 30, 2011 would have been 15.6% and 11.9%, respectively. We do not anticipate that additional tax settlements, if any for the rest of fiscal year 2011, would have as significant an impact on the effective tax rate as the IRS settlement.

For further discussion of the effective tax rate and the IRS settlement, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of April 30, 2011, we held an aggregate of $226.4 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $614.1 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2011.

Cash and Cash Equivalents and Short-Term Investments

	April 30, 2011	October 31, 2010	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$694.0	$775.4	$(81.4)	(10)%
Short-term investments	146.5	163.2	(16.7)	(10)%

Total	$840.5	$938.6	$(98.1)	(10)%

During the six months ended April 30, 2011, our primary sources and uses of cash consisted of (1) cash provided by operating activities of $56.9 million, (2) proceeds from sales and maturities of short-term investments of $63.6 million, (3) purchases of investments of $49.4 million, (4) cash paid for purchases of property and equipment of $20.6M, (5) proceeds from the issuance of common stock of $108.8 million for stock awards and (6) repurchases of common stock of $235.0 million.

Cash Flows

	April 30,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Six months ended
Cash provided by operating activities	$56.9	$36.2	$20.7	57%
Cash used in investing activities	(11.4)	(89.2)	77.8	(87)%
Cash (used in) provided by financing activities	(127.5)	21.6	(149.1)	(690)%

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

Cash provided by operating activities increased in the six months ended April 30, 2011 compared to the same period in fiscal 2010, primarily due to fluctuation in operating assets and liabilities resulting from an IRS settlement for fiscal years 2006 through 2009, changes in deferred revenue balances based on timing of release, an increase in collections from customers, offset by higher accounts receivable balances due to timing of billings to customers and lower payments to vendors.

Cash used in investing activities. The decrease in cash used in investing activities in the six months ended April 30, 2011 compared to the same period in fiscal 2010 is due to higher cash used for acquisitions in fiscal 2010 and higher net proceeds from short-term investments activity in fiscal 2010.

Cash (used in) provided by financing activities. The decrease in cash provided by financing activities in the six months ended April 30, 2011 compared to the same period in fiscal 2010 primarily relates to common stock repurchases under our stock repurchase program, partially offset by issuances of our common stock for stock compensation. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

Accounts Receivable, net

April 30, 2011	October 31, 2010	Dollar Change	% Change
(dollars in millions)
$ 210.1	$181.1	$29.0	16%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 49 days at April 30, 2011, and 44 days at October 31, 2010. The increase in DSO and in net accounts receivable primarily relates to the timing of billings to customers during fiscal 2011.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	April 30, 2011	October 31, 2010	Dollar Change	% Change
	(dollars in millions)
Current assets	$1,206.6	$1,247.8	$(41.2)	(3)%
Current liabilities	807.8	921.8	(114.0)	(12)%

Working capital	$398.8	$326.0	$72.8	22%

Changes in our working capital were primarily due to (1) a $98.1 million decrease in cash, cash equivalents and short-term investments, (2) an increase of $29.0 million in accounts receivable, (3) a $22.0 million decrease in deferred revenue due to timing of our billings and (4) a net $73.7 million decrease in other current assets, accounts payable and accrued balances primarily related to movements in foreign exchange contract fair values, timing of payments of annual maintenance contracts and payments of bonuses and variable compensation during the first half of our fiscal year.

Other Commitments—Revolving Credit Facility. On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to us and certain of our foreign subsidiaries. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of April 30, 2011, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Other

Our cash equivalent and short-term investment portfolio as of April 30, 2011, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of April 30, 2011, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three and six months ended April 30, 2011 and 2010, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

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

We believe that our current cash, cash equivalents, short-term investments, and cash generated from operations will satisfy our business requirements for at least the next twelve months.

Effect of New Accounting Pronouncements

See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2011, our exposure to market risk has not changed materially since October 31, 2010. The average yield at purchase for our short-term investment portfolio remains approximately the same as of October 31, 2010. For more information on financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on December 17, 2010 and amended on February 9, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of April 30, 2011 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2011, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Our operating results are subject to quarterly and annual fluctuations, which may adversely affect our stock price. Our historical results should not be viewed as indicative of our future performance due to these periodic fluctuations. Many factors may cause our revenue or earnings to fluctuate, including:

•

Changes in demand for our products due to fluctuations in demand for our customers’ products and due to constraints in our customers’ budgets for research and development and EDA products and services;

•	Product competition in the EDA industry, which can change rapidly due to industry or customer consolidation and technological innovation;

•	Our ability to innovate and introduce new products and services or effectively integrate products and technologies that we acquire;

•	Failures or delays in completing sales due to our lengthy sales cycle;

•	Cancellations or changes to levels of license orders or the mix between upfront and time-based license revenue;

•	Our ability to implement effective cost control measures;

•	Delay of one or more orders for a particular period, particularly orders generating upfront revenue;

•	Our dependence on a relatively small number of large customers for a large portion of our revenue;

•	Changes in or challenges to our revenue recognition model;

•	Amendments or renewals of customer contracts which provide discounts or require the deferral of revenue to later periods;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products; and

•	General economic and political conditions that affect the semiconductor and electronics industries.

These factors, or any other factors or risks discussed herein, could negatively impact our revenue or earnings and cause our stock price to decline.

The growth of our business depends on the semiconductor and electronics industries.

The growth of the EDA industry as a whole, and our business in particular, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of SoCs and ICs, and customers’ concerns about managing costs, have in recent periods led to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process. Demand for our products and services could fall and our financial condition and results of operations could be adversely affected if the semiconductor and electronics industries do not continue to grow, or grow at a slower rate. Additionally, as the EDA industry matures, consolidation has caused increased levels of competition for a greater share of our customers’ EDA spending. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.

If we do not successfully compete in the industries in which we operate, our business and financial condition will be harmed.

We compete against EDA vendors that offer a variety of products and services, primarily Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with other EDA vendors, including frequent new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as vendors of IP products and system-level solutions. Moreover, our customers internally develop design tools and capabilities that compete with our products.

These industries are highly competitive and the demand for our products and services is dynamic and depends on a number of factors, including demand for our customers’ products, design starts and our customers’ budgetary constraints. In addition, our customers continue to demand an overall lower total cost of design, which can lead to the consolidation of their purchases with one vendor. We compete principally on the basis of technology, product quality and features (including ease-of-use), license or usage terms, post-contract customer support, interoperability among products, and price and payment terms. Specifically, we believe the following competitive factors affect our success:

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

If we fail to successfully manage these competitive factors, or if we fail to address new competitive forces, our business will be adversely affected.

We may not be able to acquire businesses and technology and we may not be able to realize the potential financial or strategic benefits of the acquisitions we complete, which could hurt our ability to grow our business, develop new products or sell our products.

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the acquisitions of CoWare, Inc., VaST Systems Technology Corporation, and Virage Logic Corporation. We expect to make additional acquisitions in the future, but we may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets or other risks, which could harm our operating results. Acquisitions are difficult and time consuming, and pose a number of risks, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	Difficulties in retaining and integrating key employees;

•	Failure to realize expected synergies or cost savings;

•	Dilution of our current stockholders through the issuance of common stock, a substantial reduction of our cash resources and/or the incurrence of debt;

•	Assumption of unknown liabilities, including tax and litigation, and the related expenses and diversion of resources;

•	Potential negative impact on our relationships with customers, distributors and business partners; and

•	Negative impact on our earnings resulting from the application of ASC 805, Business Combinations, which became applicable to us in the first quarter of fiscal 2010.

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

Consolidation among our customers, as well as within the industries in which we operate, may negatively impact our operating results.

A number of business combinations, including mergers, asset acquisitions and strategic partnerships, among our customers and in the semiconductor and electronics industries have occurred recently, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power, or reduced customer spending on software and services. Moreover, business combinations within the industries in which we compete may result in stronger competition from companies that are better able to compete as sole source vendors to customers. The loss of customers or reduced customer spending could adversely affect our business and financial condition.

The continued uncertainty in the global economy, and its potential impact on the semiconductor and electronics industries in particular, may negatively affect our business, operating results and financial condition.

As a result of the recent global recession, the global economy experienced significant uncertainty, stock market volatility, tightened credit markets, concerns about both deflation and inflation, reduced demand for products, lower consumer confidence, reduced capital spending, liquidity concerns and business insolvencies. Further declines, and uncertainty about future economic conditions, could negatively impact our customers’ businesses, reducing demand for our products and adversely affecting our business.

The recent global recession adversely affected the semiconductor industry. Semiconductor companies generally remain cautious and focused on their costs, including their research and development budgets which capture spending on EDA products and services. These factors could among other things limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. On August 10, 2010, the Education Jobs and Medicaid Assistance Act of 2010 (P.L. 111-226) was enacted, which may limit our ability to use foreign tax credits, effective for transactions entered into after our fiscal year 2010. Additionally, on February 14, 2011, the President of the United States and the U.S. Treasury Department proposed changes to the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation regarding such changes has not yet been proposed or enacted, but it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability in the future. A number of proposals for broad reform of the corporate tax system in the U.S. are under evaluation by various legislative and administrative bodies, but it is not possible to determine accurately the overall impact of such proposals on our effective tax rate at this time.

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

We derive more than half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the United States. In addition, we have expanded our non-U.S. operations significantly in the past several years. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations performing complex software development projects and ensure intellectual property protection outside of the United States. Our international operations and sales subject us to a number of increased risks, including:

•	International economic and political conditions, such as political tensions between countries in which we do business;

•	Difficulties in adapting to cultural differences in the conduct of business;

•	Ineffective legal protection of intellectual property rights;

•	Financial risks such as longer payment cycles and difficulty in collecting accounts receivable;

•	Inadequate local infrastructure that could result in business disruptions;

•	Additional taxes and penalties; and

•	Other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases.

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

Under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights. For example, we have recently defended some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. Although we were successful in that case, there can be no assurances that we will prevail in defending against any future claims of infringement. In addition, these types of claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

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

To be successful, we must also attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense and has increased. Our employees are often recruited aggressively by our competitors and our customers. Any failure to recruit and retain key technical, sales and managerial employees would harm our business, results of operations and financial condition. Additionally, efforts to recruit and retain qualified employees could negatively impact our operating expenses.

We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. We face pressure to limit the use of such equity-based compensation due to its dilutive effect on stockholders. In addition, we are required under U.S. GAAP to recognize compensation expense in our results from operations for employee share-based equity compensation under our equity grants and our employee stock purchase plan, which has increased the pressure to limit share-based compensation. These factors may make it more difficult for us to grant attractive share-based packages in the future, which could adversely impact and limit our ability to attract and retain key employees.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NASDAQ Global Market, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, Congress recently passed the Dodd-Frank Wall Street Reform and Protection Act. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events throughout the world, including such events as the recent earthquake and tsunami in Japan. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cyber-attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended April 30, 2011.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
January 30, 2011 through March 5, 2011	1,454,200	$27.8695	1,454,200	$209,775,759
Month #2
March 6, 2011 through April 2, 2011	4,162,279	$27.2810	4,162,279	$96,224,443
Month #3
April 3, 2011 through April 30, 2011	574,400	$27.6972	574,400	$80,315,183

Total	6,190,879	$27.458	6,190,879	$80,315,183

(1)	All months shown are Synopsys’ fiscal months.

Our Board of Directors previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock. Our Board of Directors has periodically replenished the stock repurchase program up to $500.0 million. Funds are available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. As of April 30, 2011, $80.3 million remained authorized for future repurchases. On May 25, 2011, our Board of Directors replenished the stock repurchase program up to $500.0 million. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.33+	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.33	03/25/11

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract, compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: May 27, 2011	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.33+	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.33	03/25/11

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract, compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.