Form 10-Q
period 2011-07-31
SYNOPSYS INC
filed 2011-09-02
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

As of August 29, 2011, there were 144,053,580 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JULY 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	July 31, 2011	October 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$889,886	$775,407
Short-term investments	148,395	163,154

Total cash, cash equivalents and short-term investments	1,038,281	938,561
Accounts receivable, net of allowances of $3,060 and $2,727, respectively	175,386	181,102
Deferred income taxes	73,604	73,465
Income taxes receivable	21,477	18,425
Prepaid and other current assets	53,548	36,202

Total current assets	1,362,296	1,247,755
Property and equipment, net	159,059	148,580
Goodwill	1,258,286	1,265,843
Intangible assets, net	203,739	249,656
Long-term deferred income taxes	278,203	268,759
Other long-term assets	107,055	105,948

Total assets	$3,368,638	$3,286,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$284,463	$312,850
Accrued income taxes	3,091	8,349
Deferred revenue	694,536	600,569

Total current liabilities	982,090	921,768
Long-term accrued income taxes	98,049	128,603
Other long-term liabilities	107,849	101,885
Long-term deferred revenue	59,143	34,103

Total liabilities	1,247,131	1,186,359
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 143,666 and 148,479 shares outstanding, respectively	1,437	1,485
Capital in excess of par value	1,542,225	1,541,383
Retained earnings	931,281	770,674
Treasury stock, at cost: 13,599 and 8,786 shares, respectively	(351,896)	(197,586)
Accumulated other comprehensive loss	(1,540)	(15,774)

Total stockholders’ equity	2,121,507	2,100,182

Total liabilities and stockholders’ equity	$3,368,638	$3,286,541

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Revenue:
Time-based license	$322,147	$286,563	$936,518	$847,710
Upfront license	19,013	14,650	70,562	47,811
Maintenance and service	45,635	35,716	138,029	109,681

Total revenue	386,795	336,929	1,145,109	1,005,202
Cost of revenue:
License	52,089	43,996	153,758	130,140
Maintenance and service	19,275	14,697	59,796	46,475
Amortization of intangible assets	13,368	8,050	41,511	24,736

Total cost of revenue	84,732	66,743	255,065	201,351

Gross margin	302,063	270,186	890,044	803,851
Operating expenses:
Research and development	122,547	105,649	366,456	319,931
Sales and marketing	90,732	83,812	269,618	242,791
General and administrative	27,052	27,371	86,387	81,937
Amortization of intangible assets	3,553	2,561	11,057	8,339

Total operating expenses	243,884	219,393	733,518	652,998

Operating income	58,179	50,793	156,526	150,853
Other (expense) income, net	(2,212)	(3,046)	9,032	8,109

Income before provision for income taxes	55,967	47,747	165,558	158,962
Provision (benefit) for income taxes	3,885	8,420	(15,864)	(52,700)

Net income	$52,082	$39,327	$181,422	$211,662

Net income per share:
Basic	$0.36	$0.27	$1.23	$1.43

Diluted	$0.35	$0.26	$1.20	$1.40

Shares used in computing per share amounts:
Basic	144,960	148,006	147,479	147,909

Diluted	148,045	151,106	151,598	151,459

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended July 31,
	2011	2010
Cash flow from operating activities:
Net income	$181,422	$211,662
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	96,959	71,772
Stock compensation	41,430	45,214
Allowance for doubtful accounts	910	(851)
Write-down of long-term investments	999	468
Gain on sale of investments	(829)	(3,114)
Deferred income taxes	(4,891)	(31,297)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	6,780	(19,181)
Prepaid and other current assets	(7,560)	(7,497)
Other long-term assets	(7,681)	(2,470)
Accounts payable and accrued liabilities	(17,285)	(21,270)
Income taxes	(38,998)	(31,445)
Deferred revenue	116,034	32,153

Net cash provided by operating activities	367,290	244,144

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	104,013	352,124
Purchases of short-term investments	(92,611)	(209,564)
Purchases of property and equipment	(42,836)	(27,593)
Cash paid for acquisitions and intangible assets, net of cash acquired	(5,382)	(137,681)
Capitalization of software development costs	(2,269)	(2,116)

Net cash used in investing activities	(39,085)	(24,830)

Cash flows from financing activities:
Principal payments on capital leases	(4,592)	(3,609)
Issuances of common stock	119,826	87,241
Purchases of treasury stock	(334,985)	(125,257)

Net cash used in financing activities	(219,751)	(41,625)
Effect of exchange rate changes on cash and cash equivalents	6,025	4,139

Net change in cash and cash equivalents	114,479	181,828
Cash and cash equivalents, beginning of year	775,407	701,613

Cash and cash equivalents, end of period	$889,886	$883,441

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

Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31. The Company’s third quarter of fiscal 2011 ended on July 30, 2011. The Company’s third quarter of fiscal 2010 ended on July 31, 2010. Fiscal 2011 and 2010 are both 52-week years. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

Basis of Presentation. An immaterial amount within net cash provided by operating activities in the prior period unaudited condensed consolidated statements of cash flows has been reclassified to conform to the current period presentation. This reclassification had no impact on net cash provided by operating activities.

Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.

Note 3. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments include money market funds and municipal securities and are classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at July 31, 2011
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$165,107	$—	$—	$—	$165,107
Money market funds (U.S.)	161,703	—	—	—	161,703
Cash deposits and money market funds (International)	563,076	—	—	—	563,076
Municipal securities	147,948	457	(10)	—	148,395

	1,037,834	457	(10)	—	1,038,281

Classified as non-current assets:
Strategic investments	3,981	—	—	—	3,981

Total	$1,041,815	$457	$(10)	$—	$1,042,262

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2010
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$45,687	$—	$—	$—	$45,687
Money market funds (U.S.)	68,099	—	—	—	68,099
Cash deposits and money market funds (International)	661,621	—	—	—	661,621
Municipal securities	162,440	723	(9)	—	163,154

	937,847	723	(9)	—	938,561

Classified as non-current assets:
Strategic investments	7,360	—	—	—	7,360

Total	$945,207	$723	$(9)	$—	$945,921

(1)	See Note 4 for further discussion on fair values of money market funds, municipal securities, and non-marketable equity securities.

As of July 31, 2011, the stated maturities of the Company’s short-term investments are:

Fair Value
(in thousands)
Due in 1 year or less	$74,581
Due in 1–5 years	30,661
Due in 6–10 years	4,375
Due after 10 years	38,778

Total	$148,395

Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss), or OCI. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other (expense) income, net. Realized gains and losses on sales of short-term investments have not been material in any period presented.

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

The duration of forward contracts ranges from one month to 20 months, the majority of which are short-term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. Further, the Company anticipates continued performance by all counterparties to such agreements.

The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the unaudited condensed consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of 20 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of OCI, in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next twelve months.

Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other (expense) income, net. The premium/discount component of the forward contracts is recorded to other (expense) income, net, and is not included in evaluating hedging effectiveness.

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

The effect on the changes in the fair values of non-designated forward contracts is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Gain (loss) recorded in other (expense) income, net	$(110)	$(3,016)	$4,258	$(4,502)

Foreign currency forward contracts outstanding is as follows:

	As of July 31, 2011	As of October 31, 2010
	(In thousands)
Total gross notional amount	$553,430	$691,343
Net fair value	$2,321	$(7,500)

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of July 31, 2011 and October 31, 2010, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2011
Other current assets	$8,853	$—
Accrued liabilities	$6,320	$212

As of October 31, 2010
Other current assets	$5,680	$—
Accrued liabilities	$11,626	$1,554

The following table represents the unaudited condensed consolidated statements of operations location and amount of gains and losses on designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2011
Foreign exchange contracts	Revenue	$(4,365)	Revenue	$(1,389)
Foreign exchange contracts	Operating expenses	650	Operating expenses	3,121

Total		$(3,715)		$1,732

Three months ended July 31, 2010
Foreign exchange contracts	Revenue	$(3,644)	Revenue	$703
Foreign exchange contracts	Operating expenses	(3,413)	Operating expenses	(236)

Total		$(7,057)		$467

Nine months ended July 31, 2011
Foreign exchange contracts	Revenue	$(2,562)	Revenue	$(6,284)
Foreign exchange contracts	Operating expenses	7,653	Operating expenses	3,374

Total		$5,091		$(2,910)

Nine months ended July 31, 2010
Foreign exchange contracts	Revenue	$(2,565)	Revenue	$1,601
Foreign exchange contracts	Operating expenses	(9,783)	Operating expenses	2,615

Total		$(12,348)		$4,216

The following table represents the ineffective portion and the portion excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other (expense) income, net:

	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion) (1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Three months ended July 31, 2011
Foreign exchange contracts	$121	$(247)
Three months ended July 31, 2010
Foreign exchange contracts	$320	$(892)
Nine months ended July 31, 2011
Foreign exchange contracts	$75	$(267)
Nine months ended July 31, 2010
Foreign exchange contracts	$278	$(1,051)

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

On a recurring basis, the Company measures the fair value of certain of its assets and liabilities, which include cash equivalents, short-term investments, non-qualified deferred compensation plan assets, foreign currency derivative contracts and contingent consideration associated with business combinations.

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

During fiscal 2010, the Company recorded a liability for contingent consideration of $7.8 million arising from a business combination which is payable over three years upon achievement of certain milestones. The fair value of the contingent consideration was determined at the acquisition date using the income approach based on the net present value of estimated payments and is re-measured at the end of each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of certain technical milestones which are unobservable in the market. Changes in fair value of the contingent consideration due to revisions to the estimated probabilities of achievement of technical milestones are recorded as operating expenses while changes due to time value are recorded in other (expense) income, net. The Company recorded a reduction of $0.4 million and $3.8 million during the three and nine months ended July 31, 2011, respectively, in research and development expenses due to the change in fair value of the liability for the contingent consideration. As of July 31, 2011, the fair value of the liability for contingent consideration was estimated at $4.2 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2011:

		Fair Value Measurement Using
Description	Total as of July 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents:
Money market funds	$579,702	$579,702	$—	$—
Short-term investments:
Municipal securities	148,395	—	148,395	—
Prepaid and other current assets:
Foreign currency derivative contracts	8,853	—	8,853	—
Other long-term assets:
Deferred compensation plan assets	93,253	93,253	—	—

Total assets	$830,203	$672,955	$157,248	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$6,532	$—	$6,532	$—
Contingent consideration	2,065	—	—	2,065
Other long-term liabilities:
Contingent consideration	2,161	—	—	2,161

Total liabilities	$10,758	$—	$6,532	$4,226

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2010:

		Fair Value Measurement Using
Description	Total as of October 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash and cash equivalents:
Money market funds	$487,199	$487,199	$—	$—
Short-term investments:
Municipal securities	163,154	—	163,154	—
Prepaid and other current assets:
Foreign currency derivative contracts	5,680	—	5,680	—
Other long-term assets:
Deferred compensation plan assets	83,330	83,330	—	—

Total assets	$739,363	$570,529	$168,834	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$13,180	$—	$13,180	$—
Contingent consideration	3,121	—	—	3,121
Other long-term liabilities:
Contingent consideration	4,935	—	—	4,935

Total liabilities	$21,236	$—	$13,180	$8,056

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than- temporary decline in value has occurred. During the three months ended July 31, 2011, an equity investment with a cost basis of $2.4 million was sold for $3.2 million resulting in a $0.8 million gain. As of July 31, 2011, the carrying value of equity investments was $4.0 million.

The following non-marketable equity securities were measured and recorded at fair value within other long-term assets on a non-recurring basis. The losses on these securities were recorded in other (expense) income, net.

	Balance as of July 31, 2011	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended July 31, 2011	Total (losses) during nine months ended July 31, 2011
	(in thousands)
Non-marketable equity securities	$92	$92	$—	$(999)

	Balance as of July 31, 2010	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended July 31, 2010	Total (losses) during nine months ended July 31, 2010
	(in thousands)
Non-marketable equity securities	$452	$452	$(468)	$(468)

Note 5. Goodwill and Intangible Assets

Goodwill as of July 31, 2011 consisted of the following:

(in thousands)
Balance at October 31, 2010	$1,265,843
Adjustments(1)	(7,557)

Balance at July 31, 2011	$1,258,286

(1)	Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation is still preliminary and achievement of certain milestones for an acquisition that closed prior to fiscal 2010.

Intangible assets as of July 31, 2011 consisted of the following:

	Gross Assets(1)	Accumulated Amortization(1)	Net Assets
	(in thousands)
Core/developed technology	$209,326	$93,399	$115,927
Customer relationships	78,400	28,029	50,371
Contract rights intangible	32,400	17,489	14,911
Covenants not to compete	2,200	2,033	167
Trademarks and trade names	6,200	2,306	3,894
In-process research and development (IPR&D)	15,025	—	15,025
Capitalized software development costs	11,245	7,801	3,444

Total	$354,796	$151,057	$203,739

(1)	Intangible assets as of July 31, 2011 decreased as compared to October 31, 2010 primarily due to the retirement of fully amortized assets.

Intangible assets as of October 31, 2010 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$263,592	$118,587	$145,005
Customer relationships	113,020	55,040	57,980
Contract rights intangible	30,400	9,522	20,878
Covenants not to compete	2,200	1,884	316
Trademarks and trade names	6,200	1,541	4,659
In-process research and development (IPR&D)	17,525	—	17,525
Capitalized software development costs	8,873	5,580	3,293

Total	$441,810	$192,154	$249,656

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Core/developed technology	$10,901	$7,710	$33,877	$23,212
Customer relationships	3,248	2,088	9,809	6,607
Contract rights intangible	2,467	589	7,967	2,264
Covenants not to compete	50	88	150	563
Trademarks and trade names	255	136	765	429
Capitalized software development costs(1)	741	741	2,221	2,223

Total	$17,662	$11,352	$54,789	$35,298

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2011	$16,959
2012	59,561
2013	46,621
2014	28,250
2015	17,104
2016 and thereafter	20,219
IPR&D(1)	15,025

Total	$203,739

(1)	IPR&D projects are estimated to be completed within two years as of July 31, 2011. Amortization will begin upon project completion or the asset will be written off upon abandonment.

Note 6. Liabilities

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consist of:

	July 31, 2011	October 31, 2010
	(in thousands)
Payroll and related benefits	$217,484	$216,079
Other accrued liabilities	52,099	73,230
Accounts payable	11,627	16,331
Acquisition related liabilities	3,253	7,210

Total	$284,463	$312,850

Other Long-term Liabilities. Other long-term liabilities consist of:

	July 31, 2011	October 31, 2010
	(in thousands)
Deferred compensation liability	$93,253	$83,330
Other long-term liabilities	14,596	18,555

Total	$107,849	$101,885

Note 7. Credit Facility

On October 20, 2006, the Company entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to the Company and certain of its foreign subsidiaries. The facility contains financial covenants requiring the Company to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, the Company has the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of July 31, 2011, the Company had no outstanding borrowings under this credit facility and was in compliance with all the covenants.

Note 8. Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Net income	$52,082	$39,327	$181,422	$211,662
Change in unrealized gains (losses) on investments, net of tax of $(9) and $104, for the three and nine months ended July 31, 2011, respectively, and of $43 and $1,102 for each of the same periods in fiscal 2010, respectively	14	(66)	(163)	(1,670)
Deferred gains (losses) on cash flow hedges, net of tax of $575 and $(1,287), for the three and nine months ended July 31, 2011, respectively, and of $1,461 and $1,940 for each of the same periods in fiscal 2010, respectively	(3,646)	(7,321)	5,169	(12,570)
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of $401 and $(541), for the three and nine months ended July 31, 2011, respectively, and of $474 and $2,095 for each of the same periods in fiscal 2010, respectively	(1,731)	(468)	2,910	(4,216)
Foreign currency translation adjustment	3,194	(126)	6,318	(1,502)

Total	$49,913	$31,346	$195,656	$191,704

Note 9. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board most recently replenished the stock repurchase program up to $500.0 million on May 25, 2011. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2011, $412.6 million remained available for further repurchases under the program. The following table summarizes stock repurchase activities as well as the reissuance of treasury stock for employee stock compensation purposes:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands, except per share price)
Shares repurchased	3,830	3,476	12,439	5,755
Average purchase price per share	$26.11	$21.58	$26.93	$21.76
Aggregate purchase price	$100,000	$75,000	$334,985	$125,257
Reissuance of treasury stock	1,010	1,211	7,626	6,353

Note 10. Stock Compensation

The compensation cost recognized in the unaudited condensed consolidated statements of operations for stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Cost of license	$1,375	$1,585	$4,092	$5,116
Cost of maintenance and service	361	490	993	1,531
Research and development expense	6,157	6,366	19,868	19,863
Sales and marketing expense	2,812	3,030	7,987	9,544
General and administrative expense	2,810	3,043	8,490	9,160

Stock compensation expense before taxes	13,515	14,514	41,430	45,214
Income tax benefit	(3,671)	(3,327)	(11,252)	(10,363)

Stock compensation expense after taxes	$9,844	$11,187	$30,178	$34,851

As of July 31, 2011, there was $112.2 million of unamortized share-based compensation expense which is expected to be amortized over a weighted-average period of approximately 2.8 years.

The intrinsic value of equity awards exercised during the periods below are as follow:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Intrinsic value of awards exercised	$4,503	$5,696	$32,356	$18,663

Note 11. Net Income per Share

The Company computes basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilution effect of potential common shares outstanding such as stock options and unvested restricted stock units and awards during the period using the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Numerator:
Net income	$52,082	$39,327	$181,422	$211,662
Denominator:
Weighted-average common shares for basic net income per share	144,960	148,006	147,479	147,909
Dilutive effect of common share equivalents from equity-based compensation	3,085	3,100	4,119	3,550
Weighted-average common shares for diluted net income per share	148,045	151,106	151,598	151,459
Anti-dilutive employee stock-based awards excluded(1)	5,469	12,188	3,593	10,995

(1)	These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

The Company provides software and hardware products and consulting services. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses of the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment.

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Revenue:
United States	$176,811	$165,841	$526,126	$489,112
Europe	55,548	45,245	155,010	136,482
Japan	67,978	61,261	206,276	187,504
Asia-Pacific and other	86,458	64,582	257,697	192,104

Consolidated	$386,795	$336,929	$1,145,109	$1,005,202

Geographic revenue data for multi-region, multi-product transactions reflects internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for 10.5% and 10.9% of the Company’s consolidated revenue for the three months ended July 31, 2011 and 2010, respectively, and accounted for 10.5% and 10.9% of the Company’s consolidated revenue for the nine months ended July 31, 2011 and 2010, respectively.

Note 13. Other (expense) income, net

The following table presents the components of other (expense) income, net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)
Interest income	$521	$1,315	$1,686	$4,545
(Loss) gain on assets related to deferred compensation plan	(2,774)	(2,165)	5,845	3,662
Foreign currency exchange (loss) gain	(483)	(1,234)	1,732	(1,201)
Write-down of long-term investments	—	(468)	(999)	(468)
Other, net (1)	524	(494)	768	1,571

Total	$(2,212)	$(3,046)	$9,032	$8,109

(1)	Includes a $0.8 million gain on the sale of an equity investment during the three and nine months ended July 31, 2011, and a $2.1 million gain on the sale of an equity investment during the nine months ended July 31, 2010.

Note 14. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Income before income taxes	$55,967	$47,747	$165,558	$158,962
Provision (benefit) for income tax	$3,885	$8,420	$(15,864)	$(52,700)
Effective tax rate	6.9%	17.6%	(9.6)%	(33.2)%

The Company’s effective tax rate for the three months ended July 31, 2011 is substantially lower than the statutory federal income tax rate of 35% primarily due to lower tax rates applicable to its non-U.S. operations partially offset by state taxes and non-deductible stock compensation. The provision for income taxes for the three and nine months ended July 31, 2011 also included the benefit of additional tax credits and deductions which were higher than those previously estimated as a result of the filing of the Company’s federal tax return for fiscal 2010. The effective tax rates for the nine months ended July 31, 2011 and 2010 are both negative primarily due to the tax impact of favorable IRS settlements. The Company files income tax returns in the U.S. and various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the U.S for fiscal years after 2009. In Ireland, Hungary, Taiwan and Japan, the Company’s subsidiaries remain subject to tax examinations for fiscal years after 2005. See IRS Examinations below for the status of our current federal income tax audits.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming twelve months, it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $85 million.

IRS Examinations

The Company is regularly audited by the IRS. In the second quarter of fiscal 2011, the Company reached a final settlement with the Examination Division of the IRS for its audits of fiscal years 2006 through 2009. As a result of the settlement, the Company’s unrecognized tax benefits decreased by $35.9 million and the impact to other balance sheet tax accounts was not material. The net tax benefit resulting from the settlement was $32.8 million.

The audit of certain returns filed by Synplicity, Inc. prior to its acquisition by the Company in May 2008 was finalized in the first quarter of fiscal 2011, which resulted in a decrease in unrecognized tax benefits of $4.0 million.

In fiscal 2010, the Company reached a settlement with the IRS that resolved certain disputes related to the Company’s acquisition of Avant! Corporation in 2002 that arose in the audit of its fiscal years 2002 through 2004. This settlement resulted in a decrease in the Company’s tax expense for fiscal 2010 of approximately $94.3 million, which is primarily due to the release of previously established tax liabilities of $67.8 million, as well as a release of a valuation allowance of $21.6 million for foreign tax credits which were utilized in connection with the settlement.

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

Non-U.S. Examinations

The Company’s subsidiaries are being audited in a number of jurisdictions, including Taiwan (for fiscal 2008) and Hungary (for fiscal 2007 and fiscal 2008). To date, the Company has not received any notices of proposed adjustments resulting from these audits. The Company believes that it has adequately provided for potential tax adjustments in both jurisdictions.

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

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income in financial statements to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance will be effective on a retrospective basis in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently assessing the impact of adoption of the guidance on its consolidated financial statements.

In May 2011, the FASB issued new guidance for fair value measurements to achieve common fair value measurement and disclosure requirements. The new requirements are effective on a prospective basis in the first quarter of fiscal 2013. The Company is currently assessing the impact of adoption of the guidance on its consolidated financial statements.

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

Fiscal Year End. Our fiscal year ends on the Saturday nearest to October 31. Our third quarter of fiscal 2011 ended on July 30, 2011. Fiscal 2011 and fiscal 2010 are both 52-week fiscal years. For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the closest calendar month end.

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

Despite recent global economic uncertainty, we have maintained profitability and positive cash flow on an annual basis in recent years. We achieved these results not only because of our solid execution, leading technology and strong customer relationships, but also because of our recurring revenue business model. Under this model, a substantial majority of our customers pay for their licenses over time and we typically recognize this recurring revenue over the life of the contract, which averages approximately three years. Recurring revenue generally represents more than 90% of our total revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. We typically enter each quarter with greater than 90% of our revenue for that particular quarter already committed from our customers, providing for stability and predictability of results. Due to our business model, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.

The semiconductor industry has experienced moderate growth to date in 2011. However, our semiconductor customers remain cautious and focused on their costs due to the cyclical nature of the industry, the increasing complexity of product development and macroeconomic factors. The recent instability of global markets may create a more challenging environment for our customers to plan investment in research and development.

Nevertheless, our business outlook is positive based on growth forecasts for the semiconductor industry and our strong financials, diligent expense management, and acquisition strategy. Through our recent acquisitions, we have enhanced our technology and expanded our product portfolio and our total addressable market, especially in IP and system-level solutions, which we believe will help drive revenue growth. We expect to explore both organic and inorganic growth opportunities, including acquiring companies or technology that can contribute to the strategic, operational and financial performance of our business. We will continue to monitor worldwide economic growth rates, the considerable volatility of current global markets and other macroeconomic factors and may make adjustments to our business in the event that the semiconductor industry is unable to maintain current spending levels for our solutions. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us successfully execute our strategies.

Financial Performance Summary for the Three Months Ended July 31, 2011

•	We continued to derive more than 90% of our revenue from time-based licenses, maintenance and services.

•

Our total revenue of $386.8 million increased by $49.9 million, or 15%, from $336.9 million in the same period of fiscal 2010. The increase was attributable to our overall growth, including sales of products associated with our prior-year acquisitions, which resulted in increased time-based license revenue, upfront license revenue and professional services revenue.

•

Our cost of revenue and operating expenses increased compared to the same period in fiscal 2010 primarily due to increases in employee-related costs driven by increased headcount and other direct costs from our prior-year acquisitions.

•

Our net income of $52.1 million increased by $12.8 million, or 33%, from $39.3 million in the same period of fiscal 2010. The increase was primarily due to overall revenue growth and a lower effective tax rate in fiscal 2011.

•

Our net cash from operating activities of $367.3 million for the nine months ended July 31, 2011, an increase of $123.2 million, or 50%, from $244.1 million in the same period of fiscal 2010. This increase was primarily from increased customer collections due to our volume of contracts and the timing of billings to customers.

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

For the three software license types, we recognize revenue as follows:

•

TSLs. We typically recognize revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based license revenue” in the unaudited condensed consolidated statements of operations.

•

Term licenses. We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the unaudited condensed consolidated statements of operations. For term licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer payments become due and payable. Such revenue is reported as “time-based license revenue” in the unaudited condensed consolidated statements of operations.

•

Perpetual licenses. We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the unaudited condensed consolidated statements of operations. For perpetual licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the unaudited condensed consolidated statements of operations.

We also enter into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, for example, royalty arrangements. We refer to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the applicable event occurs. It is reported as “time-based revenue” in the unaudited condensed consolidated statements of operations. Historically, these arrangements have not been material to our total revenue.

We recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is reported as “upfront license revenue” in the unaudited condensed consolidated statements of operations. Hardware sales have not been material to our total revenue.

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

We recognize revenue from maintenance fees ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognize revenue from professional services and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the unaudited condensed consolidated statements of operations.

We also enter into arrangements to deliver software products, either alone or together with other products or services that require significant modification, or customization of the software. We account for such arrangements using the percentage of completion method as we have the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. We measure the progress towards completion using the labor hours incurred to complete the project. Revenue attributable to these arrangements is reported as maintenance and service revenue in the unaudited condensed consolidated statements of operations.

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

Total Revenue

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$386.8	$336.9	$49.9	15%
Nine months ended	$1,145.1	$1,005.2	$139.9	14%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms, the timing and value of contract renewals and the sale of products associated with prior-year acquisitions.

The increase in total revenue for the three and nine months ended July 31, 2011 compared to the same periods in fiscal 2010 was due to our overall growth and the related increase in time-based revenue, upfront revenue and professional services revenue primarily driven by the timing and value of contract renewals, sales of products and professional services contracts including contracts assumed from our prior-year acquisitions.

Time-Based License Revenue

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$322.1	$286.6	$35.5	12%
Percentage of total revenue	83%	85%
Nine months ended	$936.5	$847.7	$88.8	10%
Percentage of total revenue	82%	84%

The increase in time-based license revenue for the three months and nine months ended July 31, 2011 compared to the same periods in fiscal 2010 was primarily attributable to increases in TSL license revenue from arrangements booked in prior periods, higher contingent revenue and product sales from prior-year acquisitions.

Upfront License Revenue

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$19.0	$14.7	$4.3	29%
Percentage of total revenue	5%	4%
Nine months ended	$70.6	$47.8	$22.8	48%
Percentage of total revenue	6%	5%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements which can drive the amount of upfront orders and revenue in any particular period.

The increase in upfront license revenue for the three and nine months ended July 31, 2011 compared to the same periods in fiscal 2010 was primarily attributable to the increase in sales of our hardware products, perpetual licenses and new products associated with prior-year acquisitions.

Maintenance and Service Revenue

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended
Maintenance revenue	$18.7	$19.9	$(1.2)	(6)%
Professional services and other revenue	26.9	15.8	11.1	70%

Total maintenance and services revenue	$45.6	$35.7	$9.9	28%

Percentage of total revenue	12%	11%
Nine months ended
Maintenance revenue	$59.0	$59.0	$—	—%
Professional services and other revenue	79.0	50.7	28.3	56%

Total maintenance and services revenue	$138.0	$109.7	$28.3	26%

Percentage of total revenue	12%	11%

Maintenance revenue was relatively flat for the three and nine months ended July 31, 2011 compared to the same periods in fiscal 2010 primarily due to the timing of renewals of maintenance contracts.

Professional services and other revenue increased substantially in the three and nine months ended July 31, 2011 compared to the same periods in fiscal 2010, primarily due to professional services contracts assumed from prior acquisitions.

Cost of Revenue

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended
Cost of license revenue	$52.1	$44.0	$8.1	18%
Cost of maintenance and service revenue	19.2	14.7	4.5	31%
Amortization of intangible assets	13.4	8.0	5.4	68%

Total	$84.7	$66.7	$18.0	27%

Percentage of total revenue	22%	20%
Nine months ended
Cost of license revenue	$153.8	$130.2	$23.6	18%
Cost of maintenance and service revenue	59.8	46.5	13.3	29%
Amortization of intangible assets	41.5	24.7	16.8	68%

Total	$255.1	$201.4	$53.7	27%

Percentage of total revenue	22%	20%

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

Cost of maintenance and service revenue. Cost of maintenance and service revenue includes operating costs related to maintaining the infrastructure necessary to operate our services and training organization, and costs associated with the delivery of our consulting services, such as hotline and on-site support, production services and documentation of maintenance updates.

Amortization of intangible assets. Intangible assets are amortized to cost of revenue and operating expenses, and include the contract rights associated with certain contracts and core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

The increase in cost of revenue in the three months ended July 31, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $6.4 million in personnel-related costs as a result of headcount increases from our prior-year acquisitions, an increase of $5.0 million in maintenance and professional services driven by higher consulting service activities, and an increase of $5.4 million for amortization of intangible assets due to our prior-year acquisitions.

The increase in cost of revenue in the nine months ended July 31, 2011 compared to the same period in fiscal 2010 was primarily due to an increase in $15.0 million in personnel-related costs as a result of headcount increases from our prior-year acquisitions, an increase of $15.1 million in maintenance and professional services, an increase of $3.9 million in hardware and license costs, and an increase of $16.8 million for amortization of intangible assets due to our prior-year acquisitions.

As a percentage of total revenue, cost of revenue marginally increased in the three and nine months ended July 31, 2011 compared to the same periods in fiscal 2010 due to an increase in professional services contracts and an increase in amortization of intangible assets assumed in our prior-year acquisitions.

Operating Expenses

Research and Development

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$122.5	$105.6	$16.9	16%
Percentage of total revenue	32%	31%
Nine months ended	$366.5	$319.9	$46.6	15%
Percentage of total revenue	32%	32%

The increase in research and development expenses in the three months ended July 31, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $13.3 million in personnel-related costs and an increase of $2.9 million in functionally allocated expenses as a result of headcount increases from our prior-year acquisitions.

The increase in research and development expenses for the nine months ended July 31, 2011 compared with the same period in fiscal 2010 was primarily due to an increase of $33.7 million in personnel-related costs, an increase of $11.1 million in functionally allocated expenses as a result of headcount increases from our prior-year acquisitions, and $3.6 million of other expenses including third party contractor services, partially offset by a decrease of $3.7 million due to change in the fair value of contingent consideration related to a prior-year acquisition.

Sales and Marketing

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$90.7	$83.8	$6.9	8%
Percentage of total revenue	23%	25%
Nine months ended	$269.6	$242.8	$26.8	11%
Percentage of total revenue	24%	24%

The increase in sales and marketing expenses for the three months ended July 31, 2011 compared to the same period in fiscal 2010 was primarily attributable to higher variable compensation of $2.4 million driven by timing of shipments based on contract requirements and the increase in license revenues, and an increase of $4.3 million in other personnel-related costs due to an increase in headcount from prior-year acquisitions.

The increase in sales and marketing expenses for the nine months ended July 31, 2011 compared to the same period in fiscal 2010 was primarily attributable to higher variable compensation of $12.8 million driven by the volume of contracts and timing of shipments based on contract requirements and the increase in license revenues, an increase of $10.0 million in other personnel-related costs due to an increase in headcount from prior-year acquisitions, and an increase of $2.3 million in travel-related costs.

General and Administrative

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended	$27.1	$27.4	$(0.3)	(1)%
Percentage of total revenue	7%	8%
Nine months ended	$86.4	$81.9	$4.5	5%
Percentage of total revenue	8%	8%

General and administrative expenses for the three months ended July 31, 2011 compared to the same period in fiscal 2010 were relatively flat. The decrease of $2.3 million in functionally allocated expenses as a result of increased headcount in other functional areas was offset by an increase of $2.8 million in personnel-related costs and facility expenses as a result of headcount increases from our prior-year acquisitions.

The increase in general and administrative expenses for the nine months ended July 31, 2011 compared to the same period in fiscal 2010 was primarily due to an increase of $5.7 million in personnel-related costs, $6.7 million in facility expenses and $4.0 million in other general and administrative expenses primarily as a result of headcount increases from our prior-year acquisitions. The increases were partially offset by a decrease of $13.5 million in functionally allocated expenses as a result of increased headcount in other functional areas.

Amortization of Intangible Assets

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended
Included in cost of revenue	$13.4	$8.0	$5.4	68%
Included in operating expenses	3.6	2.6	1.0	38%

Total	$17.0	$10.6	$6.4	60%

Percentage of total revenue	4%	3%
Nine months ended
Included in cost of revenue	$41.5	$24.7	$16.8	68%
Included in operating expenses	11.1	8.3	2.8	34%

Total	$52.6	$33.0	$19.6	59%

Percentage of total revenue	5%	3%

The increase in amortization of intangible assets for the three and nine months ended July 31, 2011 compared to the same periods in fiscal 2010 was due to the amortization of intangible assets from our prior-year acquisitions, partially offset by certain intangible assets becoming fully amortized. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other (expense) income, net

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Three months ended
Interest income	$0.5	$1.3	$(0.8)	(62)%
Loss on assets related to deferred compensation plan	(2.8)	(2.2)	(0.6)	27%
Foreign currency exchange (loss) gain	(0.4)	(1.2)	0.8	(67)%
Write-down of long-term investments	—	(0.5)	0.5	(100)%
Other, net	0.5	(0.4)	0.9	(225)%

Total	$(2.2)	$(3.0)	$0.8	(27)%

Nine months ended
Interest income	$1.7	$4.5	$(2.8)	(62)%
Gain on assets related to deferred compensation plan	5.8	3.7	2.1	57%
Foreign currency exchange (loss) gain	1.7	(1.2)	2.9	(242)%
Write-down of long-term investments	(1.0)	(0.5)	(0.5)	100%
Other, net	0.8	1.6	(0.8)	(50)%

Total	$9.0	$8.1	$0.9	11%

Other (expense) income, net, increased during the three and nine months ended July 31, 2011 compared to the same periods in fiscal 2010 due to the changes described above.

Taxes

Our effective tax rate for the three months ended July 31, 2011 as compared to the three months ended July 31, 2010 is lower principally due to the benefit of additional tax credits and deductions which were higher than those previously estimated as a result of the filing of the Company’s federal tax return for the fiscal 2010, the impact of an entire year of federal research and development tax credit in fiscal 2011 versus only two months in fiscal 2010 and the reversal of valuation allowance for capital losses in the third quarter of fiscal 2011. Our effective tax rates for the nine months ended July 31, 2011 and 2010 are negative, primarily due to the tax impact of a final settlement with the IRS for fiscal years 2006 through 2009 of $32.8 million in fiscal 2011 and the final settlement with the IRS for fiscal years 2002 through 2004 of $94.3 million in fiscal 2010. Without the impact of the settlements, the tax rate for the nine months ended July 31, 2011 and 2010 would have been 10.2% and 26.2%, respectively.

For further discussion of the effective tax rate and the IRS settlement, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of July 31, 2011, we held an aggregate of $337.7 million in cash, cash equivalents and short-term investments in the U.S. and an aggregate of $700.6 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2011.

Cash and Cash Equivalents and Short-Term Investments

	July 31, 2011	October 31, 2010	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$889.9	$775.4	$114.5	15%
Short-term investments	148.4	163.2	(14.8)	(9)%

Total	$1,038.3	$938.6	$99.7	11%

During the nine months ended July 31, 2011, our primary sources and uses of cash consisted of (1) cash provided by operating activities of $367.3 million, (2) proceeds from sales and maturities of short-term investments of $104.0 million, (3) purchases of investments of $92.6 million, (4) cash paid for purchases of property and equipment of $42.8 million, (5) proceeds from the issuance of common stock of $119.8 million for stock awards and (6) repurchases of common stock of $335.0 million.

Cash Flows

	July 31,		Dollar Change	% Change
	2011	2010
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$367.3	$244.1	$123.2	50%
Cash used in investing activities	(39.1)	(24.8)	(14.3)	58%
Cash used in financing activities	(219.8)	(41.6)	(178.2)	428%

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

Cash provided by operating activities. Cash provided by operations is dependent primarily upon the payment terms of our license agreements. To be classified as upfront revenue, we require that 75% of a term or perpetual license fee be paid within the first year. Conversely, terms for TSLs are generally extended and the license fee is typically paid either quarterly or annually over the term of the license. Accordingly, we generally receive cash from upfront license revenue much sooner than from time-based license revenue.

Cash provided by operating activities increased in the nine months ended July 31, 2011 compared to the same period in fiscal 2010, primarily due to fluctuation in operating assets and liabilities resulting from changes in deferred revenue balances based on timing of release, an increase in collections from customers, offset by higher payments to vendors, and an increase in inventory balances.

Cash used in investing activities. The decrease in cash used in investing activities in the nine months ended July 31, 2011 compared to the same period in fiscal 2010 is due to higher cash used for capital expenditures in fiscal 2011 and higher net proceeds from short-term investments activity in fiscal 2010, offset by lower cash payments for acquisitions in 2011.

Cash used in financing activities. The increase in cash used in financing activities in the nine months ended July 31, 2011 compared to the same period in fiscal 2010 primarily relates to common stock repurchases under our stock repurchase program, partially offset by issuances of our common stock under our stock compensation plans. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

Accounts Receivable, net

July 31, 2011	October 31, 2010	Dollar Change	% Change
(dollars in millions)
$ 175.4	$181.1	$(5.7)	(3)%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 41 days at July 31, 2011, and 44 days at October 31, 2010. The decrease in DSO and in net accounts receivable primarily relates to the timing of billings to customers during fiscal 2011.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	July 31, 2011	October 31, 2010	Dollar Change	% Change
	(dollars in millions)
Current assets	$1,362.3	$1,247.8	$114.5	9%
Current liabilities	982.1	921.8	60.3	7%

Working capital	$380.2	$326.0	$54.2	17%

Changes in our working capital were primarily due to (1) a $99.7 million increase in cash, cash equivalents and short-term investments, (2) a decrease of $28.4 million in accounts payable and accrued liabilities, (3) a $94.0 million increase in deferred revenue due to timing of our billings and (4) a net $14.8 million increase in accounts receivable and other current assets balances primarily related to movements in foreign exchange contract fair values, timing of inventory purchases, income tax balances and increased receivables from the sale of strategic investments during the first 3 quarters of our fiscal year.

Other Commitments—Revolving Credit Facility. On October 20, 2006, we entered into a five-year, $300.0 million senior unsecured revolving credit facility providing for loans to us and certain of our foreign subsidiaries. The facility contains financial covenants requiring us to maintain a minimum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 20, 2011. Borrowings under the facility bear interest at the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%; however, we have the option to pay interest based on the outstanding amount at Eurodollar rates plus a spread between 0.50% and 0.70% based on a pricing grid tied to a financial covenant. In addition, commitment fees are payable on the facility at rates between 0.125% and 0.175% per year based on a pricing grid tied to a financial covenant. As of July 31, 2011, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Other

Our cash equivalent and short-term investment portfolio as of July 31, 2011, consists of investment grade municipal securities, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of July 31, 2011, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three and nine months ended July 31, 2011 and 2010, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets, we proactively manage our cash and cash equivalents and investments balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents and fixed income portfolio invested in banks and securities with a weighted-average credit rating exceeding AA. After the recent downgrade of the U.S. long-term sovereign credit rating by Standard & Poor’s, our portfolio maintained its weighted average credit rating above AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 3 and 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.

We believe that our current cash, cash equivalents, short-term investments, and cash generated from operations will satisfy our business requirements for at least the next twelve months.

Effect of New Accounting Pronouncements

See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2011, our exposure to market risk has not changed materially since October 31, 2010. The average yield at purchase for our short-term investment portfolio remains approximately the same as of October 31, 2010. For more information on financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on December 17, 2010 and amended on February 9, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of July 31, 2011 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2011, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The recent global recession also adversely affected the banking and financial industry. If the global economy continues to experience uncertainty, our ability to obtain credit on favorable terms could be jeopardized. Furthermore, we rely on several large financial institutions to act as counterparties under our foreign currency forward contracts, provide credit and banking transactions and deposit services worldwide. Should any of our banking partners declare bankruptcy or otherwise default on their obligations, it could adversely affect our financial results and our business.

We cannot predict if or when global economic confidence will be restored. Accordingly, our future business and financial results are subject to considerable uncertainty, and our stock price is at risk of volatile change. If economic conditions fail to significantly improve for any extended period of time or deteriorate in the future, or, in particular, if semiconductor industry revenues do not continue to grow, our future revenues and financial results could be adversely affected. Conversely, in the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model.

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

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the acquisitions of CoWare, Inc., VaST Systems Technology Corporation, and Virage Logic Corporation. We expect to make additional acquisitions in the future, but we may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets or other risks, which could harm our operating results. Acquisitions are difficult, time consuming, and pose a number of risks, including:

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

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition. For instance, if we are unable to successfully integrate the products and technology from our acquisition of Virage Logic, we may not be able to achieve the anticipated revenue growth from this transaction. Additionally, if we determine we cannot use or sell the acquired products or technology, we will be required to write down the associated intangible assets, which would negatively impact our operating results.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. On August 10,

2010, the Education Jobs and Medicaid Assistance Act of 2010 (P.L. 111-226) was enacted, which may limit our ability to use foreign tax credits, effective for transactions entered into after our fiscal year 2010. Additionally, on February 14, 2011, the President of the United States and the U.S. Treasury Department proposed changes to the U.S. tax rules for U.S. corporations doing business outside the United States. Specific legislation regarding such changes has not yet been enacted, but it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability in the future. A number of proposals for broad reform of the corporate tax system in the U.S. are under evaluation by various legislative and administrative bodies, but it is not possible to determine accurately the overall impact of such proposals on our effective tax rate at this time.

Our tax filings are subject to review or audit by the IRS and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. The IRS examinations of our federal tax returns for the years 2000 through 2001 and 2002 through 2004 resulted in significant proposed adjustments which were subsequently settled without a material financial statement impact. In addition, we are currently being audited in jurisdictions outside the U.S. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made.

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

Our investment portfolio may be impaired by deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of July 31, 2011 consists of investment grade municipal bonds, tax-exempt money market mutual funds, taxable money market mutual funds and bank deposits. Our investment portfolio carries both interest rate risk and credit risk. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of current adverse financial market conditions, including the recent downgrade by Standard and Poor’s (S&P) of the U.S. long-term sovereign credit rating, capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. In addition, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in the issuer’s credit quality or changes in interest rates.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended July 31, 2011.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
Month #1
May 1, 2011 through June 4, 2011	1,034,900	$26.8583	1,034,900	$484,767,595
Month #2
June 5, 2011 through July 2, 2011	2,794,660	$25.8365	2,794,660	$412,563,351
Month #3
July 3, 2011 through July 30, 2011	—	—	—	$412,563,351

Total	3,829,560	$21.1126	3,829,560	$412,563,351

(1)	All months shown are Synopsys’ fiscal months.

Our Board of Directors previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board most recently replenished the stock repurchase program up to $500.0 million on May 25, 2011. Funds are available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. As of July 31, 2011, $412.6 million remained available for future repurchases under the program. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.1	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	07/14/11

10.34+	Form of Notice of Grant of Stock Options and Option Agreement under the 2006 Employee Equity Incentive Plan					X

10.37+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2006 Employee Equity Incentive Plan					X

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract, compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: September 2, 2011	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.1	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	07/14/11

10.34+	Form of Notice of Grant of Stock Options and Option Agreement under the 2006 Employee Equity Incentive Plan					X

10.37+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2006 Employee Equity Incentive Plan					X

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract, compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.