Form 10-K
period 2011-10-31
SYNOPSYS INC
filed 2011-12-16
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.5 billion. Aggregate market value excludes an aggregate of approximately 55.2 million shares of common stock held by the registrant’s officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On December 3, 2011, 144.2 million shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders, scheduled to be held on April 3, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.

ANNUAL REPORT ON FORM 10-K

Year ended October 31, 2011

i

Cautionary Note Regarding Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K (this Form 10-K or Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate”, “project” or “continue,” the negatives of such terms, or other comparable terminology. This Form 10-K includes, among others, forward-looking statements regarding our expectations about:

•	our business, product and platform strategies;

•	prior and future acquisitions, including our pending acquisition of Magma Design Automation, Inc.;

•	the impact of macroeconomic conditions on our business and our customers’ businesses;

•	customer license renewals;

•	the completion of development of our unfinished products, or further development or integration of our existing products;

•	our ability to successfully compete in the electronic design automation industry;

•	the continuation of current industry trends towards vendor consolidation;

•	our license mix;

•	customer interest in more highly integrated tools and design flows;

•	our ability to protect our intellectual property rights;

•	our cash, cash equivalents and short-term investments and cash generated from operations; and

•	our future liquidity requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward- looking statements. Such risks and uncertainties include, among others, those listed in Part I, Item 1A, Risk Factors of this Form 10-K. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (SEC) and future events or circumstances could differ significantly from these forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. Business

Introduction

Synopsys, Inc. is a world leader in supplying the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits (ICs), also known as chips. We also provide software and hardware used to develop the systems that incorporate integrated circuits and the software that runs on those integrated circuits. Our intellectual property (IP) products are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. To complement these product offerings, we provide technical services to support our solutions and we help our customers develop chips and electronic systems.

Corporate Information

We incorporated in 1986 in North Carolina and reincorporated in Delaware in 1987. Our headquarters are located at 700 East Middlefield Road, Mountain View, California 94043, and our telephone number there is (650) 584-5000. We have approximately 70 offices worldwide.

Our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, and Proxy Statements relating to our annual meetings of stockholders, and amendments to these reports, as well as filings made by our executive officers and directors, are available on our Internet website (www.synopsys.com) free of charge. We post these reports to our website as soon as practicable after we file them with, or furnish them to, the SEC (www.sec.gov). The contents of our website are not part of this Form 10-K.

Background

Recent years have seen a remarkable proliferation of consumer and wireless electronic products, particularly mobile devices. The growth of the Internet and cloud computing has provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, appliances and other consumer products is creating a new landscape of “smart” devices.

These developments depend, in large part, on chips. It is common for a single chip to contain many components (processor, communications, memory, custom logic, input/output) combined into a single System-on-Chip (SoC), resulting in highly complex chip designs. The most complex chips today contain more than a billion transistors, the basic building blocks for integrated circuits, each of which may have features that are less than 1/1,000th the diameter of a human hair.

In addition, due to the popularity of mobile devices and other electronic products, there is increasing demand for integrated circuits and systems with greater functionality and performance, reduced size, and less power consumption, all at shorter times-to-market and lower prices. In other words, innovation in chip and system design often hinges on “better,” “sooner,” and “cheaper.”

Synopsys plays an important role in the vibrant electronics market by providing the software tools, hardware and other technologies that designers use to create chips and systems. The designer’s task is to determine how best to locate and connect the IC building blocks, verifying that the resulting design behaves as intended and ensuring that the design can be manufactured efficiently and cost-effectively. This task is a complicated, multi-step process that is both expensive and time-consuming. We offer a wide range of products that help designers at different steps in the overall design process, both for the design of individual integrated circuits and for the design of larger systems. Our products can increase designer productivity and efficiency by automating tasks, keeping track of large amounts of design data, adding intelligence to the design process, facilitating reuse of past designs and reducing errors. Our global service and support engineers also provide expert technical support and design assistance to our customers.

Products and Services

Revenue from our products and services is reported in four groups: Core EDA (which includes the Galaxy™ Design Platform, the Discovery™ Verification Platform and our FPGA (Field Programmable Gate Array) design products), IP and System-Level Solutions, Manufacturing Solutions, and Professional Services.

Core EDA Solutions

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

The principal products included in the Galaxy Design Platform are the IC Compiler™ physical design solution, Design Compiler® logic synthesis product, Galaxy Custom Designer® physical design solution for analog/mixed-signal designs, PrimeTime®/PrimeTime SI timing analysis products, StarRC™ product for extraction, and IC Validator for physical verification.

Discovery Verification Platform

Our Discovery Verification Platform is a comprehensive, integrated portfolio of functional, analog/mixed-signal, formal and low-power verification products. The platform includes design-for-verification methodologies and provides a consistent control environment to help significantly improve the speed, breadth and accuracy of our customers’ functional and mixed-signal verification efforts. The Discovery Verification Platform’s components support industry standards and are tightly coupled together through a direct kernel integration for highest throughput mixed-signal simulation.

The principal products included in the Discovery Verification Platform are the VCS® comprehensive RTL verification solution, CustomSim™ FastSPICE circuit simulation and analysis product, HSPICE® circuit simulator, CustomExplorer™ Ultra mixed-signal regression and analysis environment and Formality® formal verification sign-off solution.

FPGA Design Products

FPGAs are complex chips that can be customized or programmed to perform a specific function after they are manufactured. For FPGA design, we offer Synplify® Pro and Premier implementation and Identify® debug software tools.

Manufacturing Solutions

Our Manufacturing Solutions products and technologies enable semiconductor manufacturers to more quickly develop new fabrication processes that produce production-level yields. These products are used in the early research and development phase and the production phase. In the production phase, manufacturers use these products to convert IC design layouts into the masks used to manufacture the devices.

Our Manufacturing Solutions include Technology-CAD (TCAD) device and process simulation products, Proteus OPC optical proximity correction (OPC) products, CATS® mask data preparation product, and Yield Explorer and Odyssey Yield Management solutions.

IP and System-Level Solutions

IP Products

As more functionality converges into a single device, the number of third-party provided IP blocks incorporated into chip designs is rapidly increasing. Synopsys is a leading provider of high-quality, silicon-proven IP solutions for SoCs. The broad DesignWare® IP portfolio includes:

•	high quality solutions for widely used interfaces such as USB, PCI Express®, DDR, Ethernet, SATA and HDMI,

•	analog IP for high-definition video, analog-to-digital data conversion, and audio,

•	SoC infrastructure IP including datapath IP, AMBA interconnect fabric and peripherals, and verification IP,

•	logic libraries and embedded memories, including SRAMs and non-volatile memory, and

•	configurable processor cores, including video and audio IP solutions.

System-Level Solutions

Optimizing the system-level design earlier in the development cycle, including both hardware and software components, is increasingly important for customers to meet their performance, time-to-market, and development cost goals. Synopsys has the industry’s broadest portfolio of tools, models and services for the system-level design of SoCs.

Synopsys’ Platform Architect™ enables early and rapid exploration of SoC architectural trade-offs. To speed the creation, implementation and verification of differentiated IP blocks, Synopsys offers SPW™ and System Studio™ for algorithm design, Processor Designer™ for custom processor design, and Synphony Model™ and C Compiler for high-level synthesis.

Escalating software content and complexity in today’s electronic devices are driving the adoption of new tools and methods to accelerate software development and ease hardware-software integration and system validation. Our system-level portfolio includes prototyping technologies that improve the productivity of both hardware and software development teams. Synopsys’ Virtualizer™ tool and broad portfolio of transaction-level models enable the creation of virtual prototypes, fully functional software models of complete systems that enable engineers to start software development up to twelve months earlier than traditional methods. Synopsys’ HAPS® FPGA-based prototyping systems integrate high performance hardware and software tools with real-world interfaces to enable faster hardware-software integration and full system validation.

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

Software maintenance services include minor product enhancements, bug fixes and access to our technical support center for primary support. Software maintenance also includes access to the SolvNet® portal, our web-based support solution that gives customers access to Synopsys’ complete design knowledge database. Updated daily, the SolvNet portal includes documentation, design tips and answers to user questions. Customers can also engage, for additional charges, our worldwide network of applications consultants for additional support needs.

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

We maintain sales/support centers throughout the United States. Outside the United States, we maintain sales, support or service offices in Canada, multiple countries in Europe, Israel, Japan, China, Korea, Taiwan and other countries in Asia. Our foreign headquarters for financial and tax purposes is located in Dublin, Ireland. Our offices are further described under Part I, Item 2, Properties.

In fiscal 2011, 2010 and 2009, an aggregate of 54%, 52% and 51%, respectively, of Synopsys’ total revenue was derived from sales outside of the United States. Geographic revenue, which is based on the customer site location, is shown below as a percentage of total revenue for the last three fiscal years:

Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data and is included herein.

Synopsys’ backlog was approximately $2.5 billion on October 31, 2011, representing a 4% increase from backlog of $2.4 billion on October 31, 2010 and primarily resulted from the timing of large contract renewals. Backlog represents committed orders that are expected to be recognized as revenue over the following three years. Backlog may not be a reliable predictor of our future sales as business conditions may change and technologies may evolve, and customers may seek to renegotiate their arrangements or default on their payment obligations. For this and other reasons, we may not be able to recognize expected revenue from backlog when anticipated.

Revenue attributable to each of our four platforms established for management reporting purposes is shown below as a percentage of total revenue for the last three fiscal years:

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for 10.6%, 10.9%, and 10.8% of our total revenue in fiscal 2011, 2010 and 2009, respectively.

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

Our research and development expenses were $491.9 million, $449.2 million and $419.9 million in fiscal 2011, 2010 and 2009, respectively. Our capitalized software development costs were approximately $3.0 million, $2.9 million and $3.0 million in fiscal 2011, 2010 and 2009, respectively.

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

Our competitors include EDA vendors that offer varying ranges of products and services, such as Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with other EDA vendors, including frequent new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers’ internally developed design tools and capabilities. In the IP area, we compete primarily with our customers’ internally developed IP. No one factor drives an EDA customer’s buying decision, and we compete on all fronts to capture a higher portion of our customers’ budgets.

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

Proprietary Rights

Synopsys primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect its proprietary rights. We have a diversified portfolio of more than 1,400 patents issued. Our issued patents have expiration dates through 2031. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We currently hold United States and foreign patents on some of the technologies included in our products and will continue to pursue additional patents in the future. We are not significantly dependent upon any single patent, copyright, trademark or license with respect to our proprietary rights.

In many cases, under our customer agreements and other license agreements, we offer to indemnify our customers if the licensed products infringe on a third party’s intellectual property rights. As a result, we are from time to time subject to claims that our products infringe on these third party rights.

Employees

As of October 31, 2011, Synopsys had 6,803 employees, of which 3,003 were based in the United States.

Acquisitions in Fiscal 2011

For information about acquisitions we completed during fiscal 2011, see Note 3 of Notes to Consolidated Financial Statements which information is included herein.

Executive Officers of the Registrant

The executive officers of Synopsys and their ages as of December 15, 2011 were:

Name	Age	Position
Aart J. de Geus	57	Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	62	President and Chief Operating Officer
Brian M. Beattie	58	Chief Financial Officer
Joseph W. Logan	52	Senior Vice President, Worldwide Sales
Brian E. Cabrera	46	Vice President, General Counsel and Corporate Secretary

Aart J. de Geus co-founded Synopsys and has served as Chairman of our Board of Directors since February 1998 and Chief Executive Officer since January 1994. Since the inception of Synopsys in December 1986, he has held a variety of positions at Synopsys, including President, Senior Vice President of Engineering and Senior Vice President of Marketing. Dr. de Geus has served as a member of Synopsys’s Board of Directors since 1986, and served as Chairman of the Board from 1986 to 1992 and again from 1998 until present. Dr. de Geus has also served on the board of directors of Applied Materials, Inc. since July 2007. Dr. de Geus holds an M.S.E.E. from the Swiss Federal Institute of Technology in Lausanne, Switzerland and a Ph.D. in Electrical Engineering from Southern Methodist University.

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

Brian M. Beattie has served as our Chief Financial Officer since January 2006. From October 1999 to January 2006, he was Executive Vice President of Finance and Administration and Chief Financial Officer of SupportSoft, Inc. From May 1998 to May 1999, he served as Vice President of Finance, Mergers and Acquisitions of Nortel Networks Corporation. From July 1996 to April 1998, Mr. Beattie served as Group Vice President of Meridian Solutions of Nortel Networks Corporation. From February 1993 to June 1996, Mr. Beattie served as Vice President of Finance, Enterprise Networks, for Nortel Networks Corporation. Mr. Beattie has served on the board of directors of Openwave Systems Inc. since December 2010. Mr. Beattie holds a Bachelor of Commerce and an M.B.A. from Concordia University in Montreal.

Joseph W. Logan has served as our Senior Vice President of Worldwide Sales since September 2006. Previously, he was head of sales for Synopsys’ North America East region from September 2001 to September 2006. Prior to Synopsys, Mr. Logan was head of North American Sales and Support at Avant! Corporation. Mr. Logan holds a B.S.E.E. from the University of Massachusetts, Amherst.

Brian E. Cabrera has served as our Vice President, General Counsel and Corporate Secretary since June 2006. From August 1999 to June 2006, he held various positions with Callidus Software, most recently as Senior Vice President, General Counsel and Secretary and prior to 2004 as General Counsel and Vice President of Operations and Human Resources. Prior to Callidus, Mr. Cabrera held senior legal positions at PeopleSoft, Netscape Communications, and Silicon Graphics. Mr. Cabrera holds a Bachelor of Arts in Political Science and Philosophy and a Masters in Public Administration from the University of Southern California, as well as a Juris Doctorate from the University of Southern California Law School.

There are no family relationships among any Synopsys executive officers or directors.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth below. Investors should carefully consider these risks and uncertainties before investing in our common stock.

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

The growth of the EDA industry as a whole, and our business in particular, is dependent on the semiconductor and electronics industries. The semiconductor industry is currently anticipated to have modest growth in 2012. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of SoCs and ICs, and customers’ concerns about managing costs, have previously led and in the future could lead to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if the semiconductor and electronics industries do not continue to grow, or grow at a slower rate. Additionally, as the EDA industry matures, consolidation has increased competition for a greater share of our customers’ EDA spending. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.

We may not be able to realize the potential financial or strategic benefits of the acquisitions we complete, or find suitable target businesses and technology to acquire, which could hurt our ability to grow our business, develop new products or sell our products.

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the acquisitions of CoWare, Inc., VaST Systems Technology Corporation, and Virage Logic Corporation. On November 30, 2011, we entered into a definitive agreement pursuant to which we, through our wholly owned subsidiary, have agreed to acquire 100% of the outstanding common stock of Magma Design Automation, Inc. (Magma) in exchange for cash. Our pending acquisition of Magma carries certain risks, including our ability to obtain governmental approvals of the acquisition in a timely manner or at all, the risk that such approvals are not obtained and we must pay a break-up fee, risks related to class action lawsuits filed by purported Magma stockholders that could be costly, time-consuming and affect our ability to close the transaction, and the risk that Magma stockholders will not approve the acquisition.

We expect to make additional acquisitions in the future, but we may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets or other risks, which could harm our operating results. Acquisitions are difficult, time consuming, and pose a number of risks, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Difficulties entering into new market segments in which we are not experienced;

•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	Difficulties in retaining and integrating key employees;

•	Failure to realize expected synergies or cost savings;

•	Dilution of our current stockholders through the issuance of common stock, a substantial reduction of our cash resources and/or the incurrence of debt;

•	Assumption of unknown liabilities, including tax and litigation, and the related expenses and diversion of resources;

•	Disruption of ongoing business operations, including diversion of management’s attention;

•	Potential negative impact on our relationships with customers, distributors and business partners; and

•	Negative impact on our earnings resulting from the application of ASC 805, Business Combinations.

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition. For instance, if, after the closing of our acquisition of Magma, we are unable to successfully integrate Magma products and technology, we may not be able to achieve the anticipated revenue growth from this transaction. The integration process may involve significant management time and create uncertainty for employees and customers, and delays in the process could have a material adverse effect on our revenues, expenses, operating results and financial condition. Additionally, if we determine we cannot use or sell the acquired products or technology, we will be required to write down the associated intangible assets, which would negatively impact our operating results.

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

In addition, we and our competitors from time to time acquire business and technologies to complement and expand our respective product offerings. If any of our competitors consolidate or acquire businesses and technologies which we do not offer, they may be able to offer a larger technology portfolio, a larger support and service capability, or lower prices, which could negatively impact our business and operating results.

Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results.

We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations.

For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards (IFRS). These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, revenue recognition, lease accounting, and financial statement presentation. We expect the SEC to make a determination in the near future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

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

•	Product competition in the EDA industry, which can change rapidly due to industry or customer consolidation and technological innovation;

•	Our ability to innovate and introduce new products and services or effectively integrate products and technologies that we acquire;

•	Failures or delays in completing sales due to our lengthy sales cycle;

•	Cancellations or changes to levels of license orders or the mix between upfront and time-based license revenue;

•	Our ability to implement effective cost control measures;

•	Delay of one or more orders for a particular period, particularly orders generating upfront revenue;

•	Our dependence on a relatively small number of large customers for a large portion of our revenue;

•	Changes in or challenges to our revenue recognition model;

•	Amendments or renewals of customer contracts which provide discounts or require the deferral of revenue to later periods;

•	Expenses related to our acquisition and integration of businesses and technology;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products; and

•	General economic and political conditions that affect the semiconductor and electronics industries.

These factors, or any other factors or risks discussed herein, could negatively impact our revenue or earnings and cause our stock price to decline.

We operate in highly competitive industries, and if we do not continue to meet our customers’ demand for innovative technology at lower costs, our business and financial condition will be harmed.

We compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma. We also compete with other EDA vendors, including frequent new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as vendors of IP products and system-level solutions. Moreover, our customers internally develop design tools and capabilities that compete with our products.

The industries in which we operate are highly competitive and the demand for our products and services is dynamic and depends on a number of factors, including demand for our customers’ products, design starts and our customers’ budgetary constraints. Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements and changes in industry standards and customer requirements. Semiconductor device functionality requirements continually increase while feature widths decrease, substantially increasing the complexity, cost and risk of chip design and manufacturing. At the same time, our customers and potential customers continue to demand an overall lower total cost of design, which can lead to the consolidation of their purchases with one vendor. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.

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

•	Our ability to compete on the basis of payment terms.

If we fail to successfully manage these competitive factors, fail to successfully balance the conflicting demands for innovative technology and lower overall costs, or fail to address new competitive forces, our business and financial condition will be adversely affected.

If we fail to protect our proprietary technology our business will be harmed.

Our success depends in part upon protecting our proprietary technology. Our efforts to protect our technology may be costly and unsuccessful. We rely on agreements with customers, employees and others and on intellectual property laws worldwide to protect our proprietary technology. These agreements may be breached, and we may not have adequate remedies for any breach. Additionally, despite our measures to prevent piracy, other parties may attempt to illegally copy or use our products, which could result in lost revenue. Some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Our trade secrets may also otherwise become known or be independently developed by competitors.

We may need to commence litigation or other legal proceedings in order to:

•	Assert claims of infringement of our intellectual property;

•	Defend our products from piracy;

•	Protect our trade secrets or know-how; or

•	Determine the enforceability, scope and validity of the propriety rights of others.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. A number of proposals for broad reform of the corporate tax system in the United States are under evaluation by various legislative and administrative bodies, but it is not possible to determine accurately the overall impact of such proposals on our effective tax rate at this time.

Our tax filings are subject to review or audit by the Internal Revenue Service (IRS) and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. The IRS examinations of our federal tax returns for the years 2000 through 2001 and 2002 through 2004 resulted in significant proposed adjustments which were subsequently settled without a material financial statement impact. In addition, we are currently being audited in jurisdictions outside the United States. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made.

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

We devote substantial resources to research and development. New competitors, technological advances by existing competitors, our acquisitions, our entry into new markets, or other competitive factors may require us to invest significantly greater resources than we anticipate. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue which could negatively impact our financial results.

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

Our financial statements are also affected by fluctuations in foreign currency exchange rates. A weakening U.S. dollar relative to other currencies increases expenses of our foreign subsidiaries when they are translated into U.S. dollars in our consolidated statement of operations. Likewise, a strengthening U.S. dollar relative to other currencies, especially the Japanese yen, reduces revenue of our foreign subsidiaries upon translation and consolidation. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations.

Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.

As of October 31, 2011, approximately 77% of our worldwide cash, cash equivalents and short term investments balance was held in subsidiary accounts outside the United States. In addition, typically about half of our operating cash flow is received by our overseas subsidiaries. Should our cash spending needs in the United States rise and exceed our existing U.S. balances, revolving credit facility and future U.S. cash flows, we may be required to incur debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure and/or the market price of our common stock. For example, we expect to partially fund our acquisition of Magma using debt, which would require us to draw on our revolving credit facility or to incur additional debt separate from our credit facility.

From time to time we are subject to claims that our products infringe on third party intellectual property rights.

We are from time to time subject to claims alleging our infringement of third party intellectual property rights, including patent rights. For example, in December 2011, a patent infringement lawsuit was filed against us by Dynetix Design Solutions, Inc., which seeks, among other things, compensatory damages and a permanent injunction. Further information regarding this lawsuit is contained in Part I, Item 3, Legal Proceedings. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. We have recently defended some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. Although we were successful in that case, there can be no assurances that we will prevail in defending against any current or future claims of infringement. In addition, these types of claims can result in costly and time-

consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

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

In connection with our definitive agreement to acquire Magma, purported Magma stockholders filed shareholder class action lawsuits in December 2011 against Magma, Magma’s directors and Synopsys. Further information regarding these lawsuits is contained in Part I, Item 3, Legal Proceedings.

If we fail to timely recruit and retain senior management and key employees our business may be harmed.

We depend in large part upon the services of key members of our senior management team to drive our future success. If we were to lose the services of any member of our senior management team, our business could be adversely affected.

To be successful, we must also attract and retain key technical, sales and managerial employees, including those who join Synopsys in connection with acquisitions. There are a limited number of qualified EDA and IC design engineers, and competition for these individuals is intense and has increased. Our employees are often recruited aggressively by our competitors and our customers. Any failure to recruit and retain key technical, sales and managerial employees could harm our business, results of operations and financial condition. Additionally, efforts to recruit and retain qualified employees could be costly and negatively impact our operating expenses.

We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. We face pressure to limit the use of such equity-based compensation due to its dilutive effect on stockholders. In addition, we are required under GAAP to recognize compensation expense in our results from operations for employee share-based equity compensation under our equity grants and our employee stock purchase plan, which has increased the pressure to limit equity-based compensation. These factors may make it more difficult for us to grant attractive equity-based packages in the future, which could adversely impact and limit our ability to attract and retain key employees.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NASDAQ Stock Market, and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our cash equivalent and short-term investment portfolio as of October 31, 2011 consists of investment grade municipal bonds, tax-exempt money market mutual funds, taxable money market mutual funds and bank deposits. Our investment portfolio carries both interest rate risk and credit risk. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of current adverse financial market conditions, including the recent downgrade by Standard and Poor’s (S&P) of the U.S. long-term sovereign credit rating, capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. In addition, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in the issuer’s credit quality or changes in interest rates.

Security breaches could compromise sensitive information belonging to us or our customers and could harm our business and reputation.

We store sensitive data, including intellectual property, our proprietary business information and that of our customers, and confidential employee information, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Any such security breach could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.

Catastrophic events may disrupt our business and harm our operating results.

Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cybersecurity attack, terrorist attack, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located in four adjacent buildings in Mountain View, California, which together provide approximately 400,000 square feet of available space. This space is leased through February 2015. We also lease approximately 294,000 square feet of additional space in four separate buildings in Sunnyvale, California, with lease expiration dates ranging from October 2012 to September 2019. We own one building in Sunnyvale, California with approximately 120,000 square feet of available space. These buildings in Mountain View and Sunnyvale are used for research and development, sales and support, marketing, and administrative activities.

In addition, in October 2011, we agreed to lease two office buildings to be constructed in Mountain View, California. Once construction is complete, the buildings together will provide approximately 341,000 square feet, though Synopsys and the lessor may agree to enlarge the buildings up to a total size of approximately 440,000 square feet. The lease of such premises begins upon the later of March 1, 2015 or six months after construction is substantially completed. We may terminate the lease prior to such time if certain conditions occur.

We currently lease 21 other offices throughout the United States, primarily for sales and support activities.

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

In connection with our definitive agreement to acquire Magma, on December 5, 2011, December 9, 2011, and December 13, 2011, purported Magma stockholders filed shareholder class action lawsuits against Magma, Magma’s directors and Synopsys in the Superior Court of California, County of Santa Clara. The lawsuits allege, among other things, that Magma and its directors breached their fiduciary duties to Magma’s stockholders in negotiating and entering into the definitive agreement and by agreeing to sell Magma at an unfair price, pursuant to an unfair process and pursuant to unreasonable terms, and that Synopsys aided and abetted these alleged breaches of fiduciary duties. The lawsuits seek, among other things, to enjoin consummation of the acquisition and monetary damages.

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. filed a patent infringement lawsuit against Synopsys in federal district court in the Northern District of California. The lawsuit alleges, among other things, that our VCS functional verification tool, and more specifically our VCS multicore technology, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction.

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

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2011:
High	$27.60	$29.35	$27.90	$27.49
Low	$24.46	$25.85	$23.51	$21.37
2010:
High	$23.74	$23.45	$22.99	$25.71
Low	$20.39	$20.71	$20.27	$21.42

As of October 31, 2011, we had 411 stockholders of record. To date, we have paid no cash dividends on our capital stock and have no current intention to do so. Our credit facility contains financial covenants requiring us to maintain certain specified levels of cash and cash equivalents. Such provisions could have the effect of preventing us from paying dividends in the future. See Note 5 of Notes to Consolidated Financial Statements for further information regarding our credit facility.

Performance graph

The following graph compares the 5-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the NASDAQ Composite Index. The graph assumes that $100 was invested on October 31, 2006 in Synopsys common stock and in each of the indexes and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

Stock Repurchase Program

Our Board of Directors previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board most recently replenished the stock repurchase program up to $500.0 million on May 25, 2011. Funds are available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. As of October 31, 2011, $312.4 million remained available for future repurchases under the program.

On September 30, 2011, we entered into an accelerated share repurchase agreement (ASR) to repurchase an aggregate of $75.0 million of our common stock. Pursuant to the ASR, we made a prepayment of $75.0 million and received an initial share delivery of 1,710,376 shares of common stock. The initial share delivery was valued at $41.7 million and was recorded as treasury stock in the Consolidated Balance Sheet. The remaining balance of $33.3 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in the Consolidated Balance Sheet as of October 31, 2011. Under the terms of the ASR, the specific number of shares that we ultimately repurchase will be based on the volume weighted average share price of our common stock during the repurchase period, less a discount.

The table below sets forth information regarding our repurchases of our common stock during the three months ended October 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
July 31, 2011 through September 3, 2011	-	-	-	$412,563,351
Month #2
September 4, 2011 through October 1, 2011	994,700	$25.3197	994,700	$387,377,801
Month #3
October 2, 2011 through October 29, 2011	1,710,376	$24.3600	1,710,376	$345,713,042

Total	2,705,076	$24.7129	2,705,076	$345,713,042

(1)	Does not include $33.3 million equity forward contract related to the above referenced ASR. As of October 31, 2011, $312.4 million remained available for future repurchases under the program.

See Note 8 of Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6. Selected Financial Data

	Fiscal Year Ended October 31,(1)(2)
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Revenue	$1,535,643	$1,380,661	$1,360,045	$1,336,951	$1,212,469
Income before provisions for income taxes(3)	219,113	198,658	233,070	218,956	165,799
(Benefit) provision for income taxes(4)	(2,251)	(38,405)	65,389	28,978	35,308
Net income	221,364	237,063	167,681	189,978	130,491
Net income per share:
Basic	1.51	1.60	1.17	1.33	0.91
Diluted	1.47	1.56	1.15	1.29	0.87
Working capital	329,245	325,987	649,207	413,307	296,463
Total assets	3,367,334	3,286,541	2,938,854	2,742,478	2,617,337
Stockholders’ equity(5)	2,101,300	2,100,182	1,844,166	1,528,371	1,436,393

(1)	We have a fiscal year that ends on the Saturday nearest October 31. Fiscal 2011, 2010, 2009, and 2008 were 52-week years. Fiscal 2007 was a 53-week fiscal year.
(2)	Includes results of operations from business combinations from the date of acquisition for which information is included herein. See Note 3 of Notes to Consolidated Financial Statements.
(3)	Includes $12.5 million litigation settlement received from Magma Design Automation, Inc. during fiscal 2007.
(4)	Includes $32.8 million, $94.3 million and $17.3 million tax benefit from an IRS settlement received in fiscal 2011, fiscal 2010 and fiscal 2008, respectively. See Note 10 of Notes to Consolidated Financial Statements.
(5)	Includes an adjustment to the beginning balance of fiscal 2007 retained earnings as a result of the adoption of Staff Accounting Bulletin No. 108 (SAB 108) and an adjustment to the beginning balance of fiscal 2008 retained earnings as a result of the accounting guidance for uncertainty in income taxes.

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

The semiconductor industry has experienced modest growth to date in 2011 and continued modest growth is currently anticipated for 2012. Our semiconductor customers remain cautious and focused on their costs due to the cyclical nature of the industry, the increasing complexity of product development and macroeconomic factors. The continued instability of global markets may intensify an already challenging environment for our customers to plan investment in research and development.

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

Fiscal Year End

Our fiscal year ends on the Saturday nearest October 31. Fiscal 2011 ended on October 29, 2011, fiscal 2010 ended on October 30, 2010 and fiscal 2009 ended on October 31, 2009. For presentation purposes in this Form 10-K, we refer to October 31 as the end of a fiscal year. Fiscal 2011, fiscal 2010 and fiscal 2009 were 52-week fiscal years. Fiscal 2012 will be a 53-week fiscal year, which will impact our revenue, expenses and operating results.

Fiscal 2011 Financial Performance Summary

•	We continued to derive more than 90% of our revenue from time-based licenses, maintenance and services.

•

Our total revenue of $1,535.6 million increased by $154.9 million, or 11%, from $1,380.7 million in fiscal 2010. The increase was attributable to our overall growth, including sales of products associated with our prior-year acquisitions, which resulted in increased time-based license revenue, upfront license revenue and professional services revenue.

•

Our cost of revenue and operating expenses increased compared to fiscal 2010 primarily due to increases in employee-related costs driven by increased headcount and other direct costs from our prior-year acquisitions.

•	Our income before provision for income taxes of $219.1 million increased by $20.4 million, or 10%, from $198.7 million in fiscal 2010 primarily due to overall growth.

•

In fiscal 2011, we had lower tax benefits than we had in fiscal 2010, which was the primary cause of our year-over-year total net income decline from $237.1 million in fiscal 2010 to $221.4 million in fiscal 2011.

•

Our net cash flow from operating activities of $440.3 million increased by $99.3 million, or 29%, from $341.0 million in fiscal 2010. This increase was primarily from increased customer collections due to our volume of contracts and the timing of billings to customers.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial results under the heading “Results of Operations” below are based on our audited results of operations, which we have prepared in accordance with GAAP. In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates. For further information on our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

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

For the three software license types, we recognize revenue as follows:

•

TSLs. We typically recognize revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based license revenue” in the consolidated statements of operations.

•

Term licenses. We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the consolidated statements of operations. For term licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer payments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statements of operations.

•

Perpetual licenses. We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the consolidated statements of operations. For perpetual licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statements of operations.

We also enter into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, for example, royalty arrangements. We refer to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the applicable event occurs. Such revenue is reported as “time-based revenue” in the consolidated statements of operations. Historically, these arrangements have not been material to our total revenue.

We recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is reported as “upfront license revenue” in the consolidated statements of operations. Hardware sales have not been material to our total revenue.

We infrequently enter into multiple-element arrangements that contain both software and non-software deliverables such as hardware. On a prospective basis beginning in the first quarter of fiscal 2011, we applied recently issued accounting guidance for revenue arrangements with multiple deliverables for these contracts. The adoption of the guidance did not have a material effect on our consolidated financial statements, is not expected to have a material effect on subsequent periods and did not affect the accounting for contracts which do not contain non-software deliverables. The recent accounting guidance addresses whether to treat individual deliverables or groups of deliverables in a multiple-element arrangement as separate units of accounting and how to allocate the arrangement consideration to the separate units of accounting. The guidance also requires that arrangement consideration be allocated to software deliverables (as a group) and to non-software deliverables (individually) based on relative standalone selling prices and provides guidance for estimating standalone selling prices for purposes of allocating arrangement consideration.

We have determined that the software and non-software deliverables in our contracts are separate units of accounting. Prior to the first quarter of fiscal 2011, all deliverables in our contracts were considered one unit of accounting unless we had vendor-specific objective evidence (VSOE) of fair value for all undelivered elements. We now allocate arrangement consideration to separate units of accounting based on estimated standalone selling prices (ESP) because we do not have objective evidence of standalone selling prices. We estimate the standalone selling prices of our separate units of accounting considering both market conditions and our own specific conditions. For hardware deliverables, we determine ESP using gross margin because we have consistent pricing practices and gross margins for these products. Determining the ESP for software deliverables requires significant judgment. We determine ESP for software deliverables after considering customer geographies, market demand and competition at the time of contract negotiation, gross margin objectives, existing portfolio pricing practices, contractually stated prices and prices for similar historical transactions.

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

We recognize revenue from maintenance fees ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognize revenue from professional services and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the consolidated statements of operations.

We also enter into arrangements to deliver software products, either alone or together with other products or services that require significant modification, or customization of the software. We account for such arrangements using the percentage of completion method as we have the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. We measure the progress towards completion using the labor hours incurred to complete the project. Revenue attributable to these arrangements is reported as maintenance and service revenue in the consolidated statements of operations.

We determine the fair value of each element in multiple element software arrangements that contain only software and software related deliverables based on VSOE. We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately. We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, recognize revenue from maintenance ratably over the maintenance term, and recognize revenue from professional services as services are performed and accepted by the customer. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

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

Valuation of Intangible Assets

We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer-relationships, trademarks and trade names, covenants not to compete, capitalized software development and other intangibles. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2011, 2010 or 2009.

Income Taxes

Our tax provisions are calculated using estimates in accordance with ASC 740, Income Taxes. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved.

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse, and for tax loss and credit carryovers. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $338.8 million that are recorded on our balance sheet as of October 31, 2011 will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

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

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.

Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year). Revenue on professional services orders is generally recognized after services are performed and accepted by the customer.

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

Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2011	2010	2009	2010 to 2011		2009 to 2010
(dollars in millions)
$1,535.6	$1,380.7	$1,360.0	$154.9	11%	$20.7	2%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms, the timing and value of contract renewals and the sale of products associated with prior-year acquisitions.

The sequential increase in total revenue from fiscal 2009 through fiscal 2011 was due to our overall growth, which was benefited by acquisitions, and the related increase in time-based revenue,

upfront revenue and professional services revenue primarily driven by the timing and value of contract renewals, sales of products and professional services contracts including contracts assumed from our prior-year acquisitions.

Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
	$1,260.3	$1,158.4	$1,150.5	$101.9	9%	$7.9	1%
Percentage of total revenue	82%	84%	85%

The increase in time-based license revenue for fiscal 2011 compared to fiscal 2010 was primarily attributable to increases in TSL license revenue from arrangements booked in prior periods, higher contingent revenue from royalties and product sales from prior-year acquisitions.

The increase in time-based license revenue for fiscal 2010 compared to fiscal 2009 was primarily due to the increase in contingent revenue from royalties received and recognized in fiscal 2010.

Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
	$90.5	$68.6	$57.5	$21.9	32%	$11.1	19%
Percentage of total revenue	6%	5%	4%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements which can drive the amount of upfront orders and revenue in any particular period.

The increase in upfront license revenue for fiscal 2011 compared to fiscal 2010 was primarily attributable to the increase in sales of our hardware products, perpetual licenses and products associated with prior-year acquisitions.

The increase in upfront license revenue for fiscal 2010 compared to fiscal 2009 was primarily attributable to higher customer demand in hardware and IP perpetual license requirements.

Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
Maintenance revenue	$77.6	$78.1	$85.3	$(0.5)	(1)%	$(7.2)	(8)%
Professional service and other revenue	107.2	75.5	66.7	31.7	42%	8.8	13%

Total	$184.8	$153.6	$152.0	$31.2	20%	$1.6	1%

Percentage of total revenue	12%	11%	11%

Changes in maintenance revenue are generally attributable to the timing of renewals and the type of contracts renewed on maintenance contracts. Maintenance revenue was relatively flat for fiscal 2011 compared to fiscal 2010 and decreased in fiscal 2010 compared to fiscal 2009.

Professional services and other revenue increased substantially in fiscal 2011 compared to fiscal 2010, primarily due to professional services contracts assumed from prior acquisitions.

Professional services and other revenue increased in fiscal 2010 compared to fiscal 2009, primarily due to an increase in recognition of professional services from customer contracts acquired through acquisition offset by a decrease in consulting contracts completed in fiscal 2010.

Cost of Revenue and Operating Expenses

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
Cost of revenue	$340.5	$281.1	$273.7	$59.4	21%	$7.4	3%
Operating expenses	982.4	915.5	878.1	66.9	7%	37.4	4%

Total	$1,322.9	$1,196.6	$1,151.8	$126.3	11%	$44.8	4%

Total expenses as a percentage of total revenue	86%	87%	85%

Our expenses are generally impacted by changes in employee related costs including salaries, benefits, stock compensation and variable compensation, changes in amortization and changes in selling and marketing expenses. The increase in our expenses compared to prior fiscal years was primarily due to an increase in employee related costs driven by increased headcount from our acquisitions and due to an increase in commission expense driven by higher shipments. Furthermore, beginning in fiscal 2010, acquisition-related costs such as severance, contract terminations, professional service fees and other directly related costs are expensed in the period in which they are incurred as required by revised accounting standards. Prior to fiscal 2010, such costs were recorded as purchase consideration.

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

Foreign currency fluctuations, net of hedging, did not have a significant impact on expenses during fiscal 2011 as compared to fiscal 2010 or fiscal 2010 as compared to fiscal 2009. See Note 5 of Notes to Consolidated Financial Statements for details on our foreign exchange hedging programs.

Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
Cost of license revenue	$205.5	$180.2	$175.6	$25.3	14%	$4.6	3%
Cost of maintenance and service revenue	80.2	64.8	65.4	15.4	24%	(0.6)	(1)%
Amortization of intangible assets	54.8	36.1	32.7	18.7	52%	3.4	10%

Total	$340.5	$281.1	$273.7	$59.4	21%	$7.4	3%

Percentage of total revenue	22%	20%	20%

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

Cost of maintenance and service revenue. Cost of maintenance and service revenue includes operating costs related to maintaining the infrastructure necessary to provide our professional consulting services, and costs associated with the delivery of services, such as production and customization services, hotline and on-site support, and documentation of maintenance updates.

Amortization of intangible assets. Intangible assets are amortized to cost of revenue and operating expenses, and include the contract rights associated with certain contracts and core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

Cost of revenue as a percentage of total revenue increased in fiscal 2011 compared to fiscal 2010 primarily due to the increase in professional service revenue. The increase in cost of revenue in fiscal 2011 compared to fiscal 2010 was primarily due to an increase in $16.9 million in personnel-related costs as a result of headcount increases from our prior-year acquisitions, an increase of $18.9 million in costs to provide maintenance and professional services, an increase of $2.3 million in hardware and license costs, and an increase of $18.7 million for amortization of intangible assets due to our prior-year acquisitions.

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

Operating Expenses

Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
	$491.9	$449.2	$419.9	$42.7	10%	$29.3	7%
Percentage of total revenue	32%	33%	31%

The increase in research and development expense in fiscal 2011 compared to fiscal 2010 was primarily due to an increase of $31.8 million in personnel-related costs and an increase of $11.9 million in functionally allocated expenses as a result of headcount increases from our prior-year acquisitions.

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

Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
	$363.1	$339.8	$324.1	$23.3	7%	$15.7	5%
Percentage of total revenue	24%	25%	24%

Changes in commissions and other variable compensation are generally attributable to the volume of contracts and timing of shipments based on contract requirements.

The increase in sales and marketing expense for fiscal 2011 compared with fiscal 2010 was primarily attributable to an increase of $10.6 million in commissions and other variable compensation, an increase of $9.6 million in other employee-related costs due to an increase in headcount from prior-year acquisitions, and an increase of $2.7 million in travel-related costs.

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

General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
	$112.8	$114.9	$119.1	$(2.1)	(2)%	$(4.2)	(4)%
Percentage of total revenue	7%	8%	9%

The decrease in general and administrative expense for fiscal 2011 compared with fiscal 2010 was primarily due to a decrease of $13.8 million resulting from higher allocation of expenses to other functional areas because of increased headcount. This decrease was partially offset by an increase of $3.3 million in personnel-related costs, $6.1 million in facility expenses and $2.9 million in other general and administrative expenses primarily as a result of our prior-year acquisitions.

The decrease in general and administrative expense for fiscal 2010 compared with fiscal 2009 was primarily due to a reduction of $3.4 million in bad debt expense based on our review of customer receivables, a decrease of $7.9 million resulting from higher allocation of expenses to other functional areas as previously described, and a decrease in expense due to a $4.5 million restructuring charge related to a facility closure recorded in fiscal 2009. These decreases were offset by an increase of $9.3 million in acquisition-related costs and an increase of $3.0 million in facilities expense primarily due to our acquisitions.

Change in Fair Value of Deferred Compensation

The income or loss arising from the change in fair value of the non-qualified deferred compensation plan obligation is recorded in cost of sales and each functional operating expense, with the offsetting change in the fair value of the related assets recorded in other income (expense), net. These assets are classified as trading securities. The overall net impact to our consolidated statements of operations from the income or loss of our deferred compensation plan obligation and asset is immaterial for all periods presented.

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

Effective for fiscal 2010, upon adoption of accounting guidance, ASC 805, Business Combinations, acquired IPR&D were capitalized at fair value as an intangible asset with an indefinite life and is assessed for impairment in subsequent periods. Upon completion of development, the underlying intangible asset is amortized over its estimated useful life and recorded in cost of revenue. Prior to the adoption, IPR&D was expensed upon acquisition if it had no alternative future use. IPR&D expense was $2.2 million for fiscal 2009. IPR&D projects acquired in fiscal 2010 are anticipated to be completed over a period of one to three years from the date of the acquisition. IPR&D projects of $14.1 million were completed during fiscal 2011. See Note 3 and Note 4 of Notes to Consolidated Financial Statements.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of the contract rights associated with certain executory contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete, and other intangibles related to acquisitions completed in current and prior years. Amortization expense is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
Included in cost of revenue	$54.8	$36.1	$32.7	$18.7	52%	$3.4	10%
Included in operating expenses	14.6	11.6	12.8	3.0	26%	(1.2)	(9)%

Total	$69.4	$47.7	$45.5	$21.7	45%	$2.2	5%

Percentage of total revenue	5%	3%	3%

Amortization of capitalized software development costs is not presented in the above table as it is included in cost of license revenue in the consolidated statements of operations.

The increase in amortization of intangible assets for fiscal 2011 as compared to fiscal 2010 was primarily due to a full year’s amortization of intangible assets acquired from our prior-year acquisitions offset by certain other intangible assets acquired in prior years becoming fully amortized.

The increase in amortization of intangible assets for fiscal 2010 as compared to fiscal 2009 was primarily due to addition of intangible assets from our acquisitions in fiscal 2010 offset by certain other intangible assets acquired in prior years becoming fully amortized.

See Note 4 of Notes to Consolidated Financial Statements for a schedule of future amortization amounts which information is included herein.

Impairment of Intangible Assets. We did not record any impairment charges to the intangible assets during fiscal 2011, 2010, or 2009.

Other Income (Expense), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
Interest income	$2.1	$5.4	$10.8	$(3.3)	(61)%	$(5.4)	(50)%
(Loss) gain on investments	$(0.0)	$3.8	(6.4)	(3.8)	(100)%	10.2	(159)%
Gain (loss) on assets related to executive deferred compensation plan	2.4	8.8	10.0	(6.4)	(73)%	(1.2)	(12)%
Foreign currency exchange gain (loss)	1.7	(1.5)	7.1	3.2	(213)%	(8.6)	(121)%
Other, net	0.1	(2.0)	3.3	2.1	(105)%	(5.3)	(161)%

Total	$6.3	$14.5	$24.8	$(8.2)	(57)%	$(10.3)	(42)%

The net decrease in other income (expense) in fiscal 2011 as compared to fiscal 2010 was primarily due to a decrease in gain on assets related to our deferred compensation plan, a decrease in gains on sale of investments and lower interest rates. This decrease was partially offset by foreign exchange fluctuations.

The net decrease in other income (expense) in fiscal 2010 as compared to fiscal 2009 was primarily due to foreign exchange fluctuations, and lower interest rates. This decrease was partially offset by an increase from gains on sales of investments.

Income Taxes

Our effective tax rates for fiscal 2011 and 2010 include one-time tax benefits of settlements with the IRS of $32.8 million (for fiscal years 2006 through 2009) in fiscal 2011 and $94.3 million (for fiscal years 2002 through 2004) in fiscal 2010. The effect of this change was partly offset by the benefit of the extension of the federal research credit in fiscal 2011, which resulted in an additional tax credit for ten months of fiscal 2010 as well as a full year credit for fiscal 2011, compared to only two months in fiscal 2010. Without the impact of the IRS settlements, the effective tax rate for fiscal 2011 and 2010 would have been 13.9% and 28.2%, respectively. For further discussion of the provision for income taxes and the IRS settlement, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of October 31, 2011, we held an aggregate of $230.0 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $774.1 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2011.

Cash and cash equivalents and short-term investments

	Year Ended October 31,		$ Change	% Change
	2011	2010
	(dollars in millions)
Cash and cash equivalents	$855.1	$775.4	$79.7	10%
Short-term investments	149.0	163.2	(14.2)	(9)%

Total	$1,004.1	$938.6	$65.5	7%

We generated strong cash flows from operating activities during fiscal 2011. Our cash generated from operating activities was $440.3 million in fiscal 2011.

Other cash activities were (1) share repurchases of $401.8 million and an equity forward contract purchased of $33.3 million partially offset by proceeds from issuances of common stock of $162.2 million, (2) purchases of property and equipment of $57.3 million, (3) payments for acquisitions, net of cash acquired, of $41.0 million, and (4) net proceeds from sales and purchases of short-term investments of $9.6 million.

Cash flows

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	(dollars in millions)
Cash provided by operating activities	$440.3	$341.0	$239.2	$99.3	29%	$101.8	43%
Cash used in investing activities	(88.8)	(238.7)	(191.9)	149.9	(63)%	(46.8)	(24)%
Cash (used in) provided by financing activities	(277.6)	(43.1)	69.5	(234.5)	544%	(112.6)	(162)%

Cash provided by operating activities

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

Fiscal 2010 to fiscal 2011. Cash from operating activities increased due to fluctuations in operating assets and liabilities primarily resulting from increased accounts receivable collections due to timing of billings, offset partly by higher payments due to disbursements to vendors, higher variable compensation costs and higher personnel related costs due to increased headcount, as well as increased tax payments.

Fiscal 2009 to fiscal 2010. Cash from operating activities increased primarily as a result of increased cash received from customers due to timing of billings, lower bonuses, commissions, vendor payments and lower income tax payments due to an IRS settlement compared to fiscal 2009. See Note 10 of Notes to Consolidated Financial Statements.

Cash used in investing activities

Fiscal 2010 to fiscal 2011. The decrease in cash used primarily relates to lower cash payments for acquisitions in 2011 offset by lower net proceeds from sales and maturities of short-term investments and higher property and equipment purchases. See Note 3 of Notes to Consolidated Financial Statements.

Fiscal 2009 to fiscal 2010. The increase in cash used primarily relates to the increase in acquisition activities during fiscal 2010 offset by the increase in net proceeds from sale and maturities of short-term investments. See Note 3 of Notes to Consolidated Financial Statements.

Cash (used in) provided by financing activities

Fiscal 2010 to fiscal 2011. The increase in cash used relates to common stock repurchases under our stock repurchase program and accelerated stock repurchase (ASR) program, including cash paid for an equity forward contract as part of the ASR program, partially offset by higher proceeds from issuances of common stock.

Fiscal 2009 to fiscal 2010. The increase in cash used primarily related to the common stock repurchases resumed in fiscal 2010 offset by an increase in the number of options exercised by employees compared to fiscal 2009.

Accounts Receivable, net

Year Ended October 31,
2011	2010	$ Change	% Change
(dollars in millions)
$203.1	$181.1	$22.0	12%

Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 47 days at October 31, 2011 and 44 days at October 31, 2010. DSO remained relatively flat primarily due to the high quality of our accounts receivable portfolio.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	Year Ended October 31,
	2011	2010	$ Change	% Change
	(dollars in millions)
Current assets	$1,338.1	$1,247.8	$90.3	7%
Current liabilities	1,008.8	921.8	87.0	9%

Working capital	$329.3	$326.0	$3.3	1%

The primary drivers of changes in our working capital were: (1) a $103.0 million increase in deferred revenue due to timing of our billings and (2) a $14.9 million decrease in deferred tax asset balances based on normal provision calculation and completion of IRS audits. The decrease in working capital was partially offset by (1) a $65.5 million increase in cash, cash equivalents and short-term investments, as explained above, (2) a $22.0 million increase in accounts receivable, net of allowances, as explained above, (3) a $12.4 million decrease in income taxes payable, net of income taxes receivable, based on normal provision calculation and completion of IRS audits, and (4) a $21.3 million increase attributable to movements in other current assets, accounts payable and accrued liabilities balances, primarily related to movements in foreign exchange contract fair values, timing of payments of annual maintenance contracts and timing of payments made to vendors in the normal course of business.

Other

Our cash equivalent and short-term investment portfolio as of October 31, 2011, consists of investment grade municipal securities, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of October 31, 2011, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal years 2011, 2010 and 2009 we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets, we proactively manage our cash and cash equivalents and investments balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents and fixed income portfolio invested in banks and securities with a weighted-average credit rating exceeding AA. After the recent downgrade of the U.S. long-term sovereign credit rating by Standard & Poor’s, our portfolio maintained its weighted average credit rating above AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Note 5 and 6 of the Notes to the Consolidated Financial Statements.

Other Commitments

Credit Facility. On October 14, 2011, we entered into a five-year, $350.0 million senior unsecured revolving credit facility providing for loans to us and our foreign subsidiaries. The facility replaces our previous $300.0 million senior unsecured facility, which was terminated effective October 14, 2011. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring us to operate within a maximum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 14, 2016. Borrowings under the facility bear interest at a floating rate based on a margin over our choice of base rates as described in the credit facility. In addition, commitment fees are payable on the facility at rates between 0.150% and 0.300% per year based on a pricing grid tied to a financial covenant. As of October 31, 2011, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

Pending Acquisition of Magma Design Automation. On November 30, 2011, we entered into a definitive agreement pursuant to which we, through our wholly owned subsidiary, have agreed to acquire 100% of the outstanding common stock of Magma in exchange for cash. The consummation of the acquisition is subject to certain conditions, including approval by Magma’s stockholders and regulatory approvals. Subject to the receipt of all required approvals, it is currently anticipated that the closing of the acquisition will occur around the end of the second calendar quarter of 2012. We have agreed to pay $7.35 per share for each outstanding share of Magma common stock for a total of approximately $507 million net of cash and debt acquired. In addition, we have agreed to assume certain unvested equity awards of Magma in exchange for equity awards of Synopsys. We expect to fund the acquisition using a combination of cash and debt. We may need to incur additional debt separate from the credit facility described above.

We believe that our current cash, cash equivalents, short-term investments, and cash generated from operations will satisfy our routine business requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2011.

	Total	Fiscal 2012	Fiscal 2013/ Fiscal 2014	Fiscal 2015/ Fiscal 2016	Thereafter	Other
	(in thousands)
Short-Term Obligations(1)	$2,850	$575	$1,150	$1,125	$—	$—
Lease Obligations:
Capital Lease	4,131	3,331	800	—	—	—
Operating Leases(2)	467,133	45,136	66,390	45,946	309,661	—
Purchase Obligations(3)	46,697	38,014	8,683	—	—	—
Long term accrued income taxes(4)	92,940	—	—	—	—	$92,940

Total	$613,751	$87,056	$77,023	$47,071	$309,661	$92,940

(1)	This commitment relates to the fees associated with the revolving credit facility as discussed in Other Commitments above.
(2)	In October 2011, we agreed to lease two office buildings to be constructed in Mountain View, California. Once construction is complete, the buildings together will provide approximately 341,000 square feet. The buildings may be enlarged up to a total size of approximately 440,000 square feet by mutual agreement of Synopsys and the lessor. The lease of such premises begins upon the later of March 1, 2015 or six months after construction is substantially completed and expires approximately 15 years thereafter and can be extended for an additional 19 years after such initial expiration. We may terminate the lease by exercising a separate option to purchase the property (i) at any time prior to January 13, 2012 or (ii) if the lessor fails to obtain financing. We may also terminate the lease if, under certain circumstances, the lessor fails to commence construction by June 1, 2013 or substantially complete construction of the buildings by March 1, 2015. Additional information is provided in Note 7 of Notes to Consolidated Financial Statements.
(3)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2011. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(4)	Long term accrued income taxes represent uncertain tax benefits as of October 31, 2011. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2011 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

In connection with acquisitions completed prior to October 31, 2011, we may be obligated to pay up to an aggregate of $2.1 million during fiscal 2012 and $2.2 million during fiscal 2013 if certain performance and milestone goals are achieved. Because these commitments are contingent on certain performance and milestone goals, these amounts are not reflected in the table above.

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

Off-Balance Sheet Arrangements

As of October 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The following table presents the carrying value and related weighted average total return for our investment portfolio as of October 31, 2011:

	Carrying Value	Weighted Average Total Return
	(in thousands)
Money market funds (U.S.)	$55,267	0.020%
Cash deposits and money market funds (International)	649,812	0.196%
Short-term investments (U.S.)	148,997	0.109%

Total interest bearing instruments	$854,076	0.170%

As of October 31, 2011, the stated maturities of our short-term investments are:

Fair Value
(in thousands)
Due in 1 year or less	$89,791
Due in 1–5 years	28,413
Due in 6–10 years	11,409
Due after 10 years	19,384

Total	$148,997

Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss), or OCI. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. Realized gains and losses on sales of short-term investments have not been material in any period presented. The following tables present the amounts of our cash equivalents and investments that are subject to interest rate risk by fiscal year of expected maturity and average interest rates:

As of October 31, 2011:

	Year Ended October 31,
	2012	2013	2014	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$705,079	$—	$—	$705,079	$705,079
Average interest rate	0.18%	—%	—%
Short-term investments (variable rate)	$6,885	$—	$—	$6,885	$6,885
Average interest rate	0.14%	%	—%
Short-term investments (fixed rate)	$111,217	$23,789	$7,106	$142,112	$142,112
Average interest rate	0.74%	0.81%	0.72%

As of October 31, 2010:

	Year Ended October 31,
	2011	2012	2013	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$729,720	$—	$—	$729,720	$729,720
Average interest rate	0.27%	—%	—%
Short-term investments (variable rate)	$20,132	$—	$—	$20,132	$20,132
Average interest rate	0.28%	%	—%
Short-term investments (fixed rate)	$69,691	$61,775	$11,556	$143,022	$143,022
Average interest rate	1.06%	1.05%	1.16%

Foreign Currency Risk. We operate internationally and are exposed to potentially adverse movements in currency exchange rates. The functional currency of each of our active foreign subsidiaries is the foreign subsidiary’s local currency, except for our principal Irish, Hungarian, and Swiss subsidiaries, whose functional currencies are the U.S. dollar. We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts usually ranges from one month to 21 months. A description of our accounting for foreign currency contracts is included in Note 2 and Note 5 of Notes to Consolidated Financial Statements.

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2011, the fair value of the contracts would decrease by approximately $12.0 million, and we would be required to pay approximately $12.0 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $12.0 million that would offset the loss and negative cash flow on the maturing forward contracts.

Net unrealized loss of approximately $12.8 million and $6.4 million, net of tax are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2011 and October 31, 2010, respectively.

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

The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2011:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$204,536	78.52
Euro	120,268	0.722
Indian rupee	52,092	47.628
Chinese renminbi	49,743	6.391
Canadian dollar	42,956	0.998
Taiwan dollar	34,895	28.75
British pound sterling	22,994	0.629
Israeli shekel	16,133	3.504
Armenian dram	12,754	355.04
Swiss franc	10,249	0.815
Korean Won	9,672	1,079.92
Swedish krona	7,409	6.52
Hungarian forint	5,536	212.32
Singapore dollar	5,002	1.22
Australian dollar	2,729	0.956
Russian ruble	2,210	28.365
Polish zloty	666	3.173

	$599,844

The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2010:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$351,133	83.33
Euro	116,833	0.732
Indian rupee	39,899	46.25
Canadian dollar	38,666	1.03
Chinese renminbi	36,592	6.61
Taiwan dollar	28,008	30.73
British pound sterling	15,681	0.640
Armenian dram	14,150	351.20
Israeli shekel	13,357	3.63
Swiss franc	8,841	0.969
Swedish krona	7,422	6.65
Korean won	7,252	1,132.39
Hungarian forint	5,441	196.42
Singapore dollar	4,027	1.31
Australian dollar	3,084	1.04
Polish zloty	957	2.82

	$691,343

Equity Risk. Our strategic investment portfolio consists of approximately $4.0 million and $7.4 million of minority equity investments in privately held companies as of October 31, 2011 and October 31, 2010, respectively. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at the lower of cost or fair value. During fiscal 2011 and 2010, we wrote down the value of our strategic investment portfolio by $1.0 million and $0.3 million, respectively. None of our investments in our strategic investment portfolio are held for trading purposes.

Selected Unaudited Quarterly Financial Data

The table below includes certain unaudited financial information for the last four fiscal quarters. Refer to Note 2 of Notes to Consolidated Financial Statements for information on the Company’s fiscal year end.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2011:
Revenue	$364,644	$393,670	$386,795	$390,534
Gross margin	280,339	307,642	302,063	305,149
Income before provision for income taxes	52,332	57,259	55,967	53,555
Net income	48,226	81,114	52,082	39,942
Net income per share
Basic	$0.32	$0.55	$0.36	$0.28
Diluted	0.31	0.53	0.35	0.27
2010:
Revenue	$330,167	$338,106	$336,929	$375,459
Gross margin	264,586	269,079	270,186	295,716
Income before provision for income taxes	57,342	53,873	47,747	39,696
Net income	132,786	39,549	39,327	25,401
Net income per share
Basic	$0.90	$0.27	$0.27	$0.17
Diluted	0.88	0.26	0.26	0.17

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synopsys, Inc.:

We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries (the Company) as of October 29, 2011 and October 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended October 29, 2011. We also have audited Synopsys, Inc.’s internal control over financial reporting as of October 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Synopsys, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of October 29, 2011 and October 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended October 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in note 3, the Company changed its method of accounting for business combinations in fiscal 2010.

/s/ KPMG LLP

Santa Clara, California

December 15, 2011

SYNOPSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$855,077	$775,407
Short-term investments	148,997	163,154

Total cash, cash equivalents and short-term investments	1,004,074	938,561
Accounts receivable, net of allowances of $2,489 and $2,727, respectively	203,124	181,102
Deferred income taxes	58,536	73,465
Income taxes receivable	25,545	18,425
Prepaid and other current assets	46,776	36,202

Total current assets	1,338,055	1,247,755
Property and equipment, net	159,517	148,580
Goodwill	1,289,286	1,265,843
Intangible assets, net	196,031	249,656
Long-term deferred income taxes	281,056	268,759
Other long-term assets	103,389	105,948

Total assets	$3,367,334	$3,286,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$302,176	$312,850
Accrued income taxes	3,079	8,349
Deferred revenue	703,555	600,569

Total current liabilities	1,008,810	921,768
Long term accrued income taxes	92,940	128,603
Other long-term liabilities	108,076	101,885
Long-term deferred revenue	56,208	34,103

Total liabilities	1,266,034	1,186,359
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 143,308 and 148,479 shares outstanding, respectively	1,433	1,485
Capital in excess of par value	1,521,327	1,541,383
Retained earnings	957,517	770,674
Treasury stock, at cost: 13,956 and 8,786 shares, respectively	(358,032)	(197,586)
Accumulated other comprehensive income (loss)	(20,945)	(15,774)

Total stockholders’ equity	2,101,300	2,100,182

Total liabilities and stockholders’ equity	$3,367,334	$3,286,541

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31,
	2011	2010	2009
Revenue:
Time-based license	$1,260,342	$1,158,418	$1,150,473
Upfront license	90,531	68,618	57,551
Maintenance and service	184,770	153,625	152,021

Total revenue	1,535,643	1,380,661	1,360,045
Cost of revenue:
License	205,390	180,245	175,620
Maintenance and service	80,241	64,746	65,368
Amortization of intangible assets	54,819	36,103	32,662

Total cost of revenue	340,450	281,094	273,650

Gross margin	1,195,193	1,099,567	1,086,395
Operating expenses:
Research and development	491,871	449,229	419,908
Sales and marketing	363,118	339,759	324,124
General and administrative	112,760	114,887	119,100
In-process research and development	—	—	2,200
Amortization of intangible assets	14,601	11,582	12,812

Total operating expenses	982,350	915,457	878,144

Operating income	212,843	184,110	208,251
Other income (expense), net	6,270	14,548	24,819

Income before provision for income taxes	219,113	198,658	233,070
Provision (benefit) for income taxes	(2,251)	(38,405)	65,389

Net income	$221,364	$237,063	$167,681

Net income per share:
Basic	$1.51	$1.60	$1.17

Diluted	$1.47	$1.56	$1.15

Shares used in computing per share amounts:
Basic	146,573	148,013	143,752

Diluted	150,367	151,911	145,857

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at October 31, 2008	141,786	$1,418	$1,471,031	$434,057	$(342,856)	$(35,279)	$1,528,371
Components of comprehensive income (loss):
Net income				167,681			167,681
Unrealized gain on investments, net of tax of $(1,583)						2,399	2,399
Deferred gain on cash flow hedges, net of tax of $(3,952)						16,726	16,726
Reclassification adjustment on deferred loss of cash flow hedges, net of tax of $(1,560)						8,840	8,840
Foreign currency translation adjustment						3,483	3,483

Other comprehensive income (loss)							31,448

Total comprehensive income (loss)							199,129
Common stock issued	5,159	51	(15,808)	(26,758)	114,238		71,723
Stock compensation expense			56,912				56,912
Tax adjustments(1)			(11,969)				(11,969)

Balance at October 31, 2009	146,945	$1,469	$1,500,166	$574,980	$(228,618)	$(3,831)	$1,844,166
Components of comprehensive income (loss):
Net income				237,063			237,063
Unrealized loss on investments, net of tax of $1,522						(2,307)	(2,307)
Deferred loss on cash flow hedges, net of tax of $1,520						(12,527)	(12,527)
Reclassification adjustment on deferred gain of cash flow hedges, net of tax of $2,923						(3,443)	(3,443)
Foreign currency translation adjustment						6,334	6,334

Other comprehensive income (loss)							(11,943)

Total comprehensive income (loss)							225,120
Purchases of treasury stock	(8,236)	(82)	82		(184,699)		(184,699)
Common stock issued	9,770	98	(28,672)	(41,369)	215,731		145,788
Stock compensation expense			59,979				59,979
Stock awards assumed in acquisition			4,598				4,598
Tax adjustments(1)			5,230				5,230

Balance at October 31, 2010	148,479	$1,485	$1,541,383	$770,674	$(197,586)	$(15,774)	$2,100,182
Components of comprehensive income (loss):
Net income				221,364			221,364
Unrealized loss on investments, net of tax of $226						(342)	(342)
Deferred loss on cash flow hedges, net of tax of $3,049						(8,477)	(8,477)
Reclassification adjustment on deferred loss of cash flow hedges, net of tax of $(422)						1,989	1,989
Foreign currency translation adjustment						1,659	1,659

Other comprehensive income (loss)							(5,171)

Total comprehensive income (loss)							216,193
Purchases of treasury stock	(15,144)	(151)	151		(401,836)		(401,836)
Equity forward contract			(33,335)				(33,335)
Common stock issued	9,973	99	(43,286)	(34,521)	241,390		163,682
Stock compensation expense			56,414				56,414

Balance at October 31, 2011	143,308	$1,433	$1,521,327	$957,517	$(358,032)	$(20,945)	$2,101,300

(1)	See Note 10 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31,
	2011	2010	2009
Cash flow from operating activities:
Net income	$221,364	$237,063	$167,681
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	128,550	101,201	101,453
Stock compensation	56,414	59,988	56,934
Allowance for doubtful accounts	1,058	(899)	2,461
Write-down of long-term investments	999	468	7,158
Gain on sale of investments	(936)	(3,995)	(716)
Deferred income taxes	22,278	38,356	25,942
In-process research and development	—	—	2,200
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(18,974)	(16,202)	22,830
Prepaid and other current assets	(13,445)	4,638	11,416
Other long-term assets	(4,248)	(5,923)	(12,248)
Accounts payable and accrued liabilities	(7,408)	10,566	(28,206)
Income taxes	(58,377)	(94,052)	(21,140)
Deferred revenue	113,041	9,827	(96,606)

Net cash provided by operating activities	440,316	341,036	239,159

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	136,983	547,686	290,709
Purchases of short-term investments	(127,385)	(243,515)	(386,431)
Proceeds from sales of long-term investments	2,828	—	—
Purchases of long-term investments	—	—	(771)
Purchases of property and equipment	(57,345)	(39,223)	(39,199)
Cash paid for acquisitions and intangible assets, net of cash acquired	(41,015)	(500,829)	(53,358)
Capitalization of software development costs	(2,885)	(2,852)	(2,852)

Net cash used in investing activities	(88,819)	(238,733)	(191,902)

Cash flows from financing activities:
Principal payments on capital leases	(4,628)	(3,692)	(2,212)
Proceeds from credit facilities	—	—	1,279
Payments on credit facilities	—	—	(1,533)
Issuances of common stock	162,180	145,329	71,918
Purchase of equity forward contract	(33,335)	—	—
Purchases of treasury stock	(401,836)	(184,699)	—

Net cash (used in) provided by financing activities	(277,619)	(43,062)	69,452
Effect of exchange rate changes on cash and cash equivalents	5,792	14,553	7,272

Net change in cash and cash equivalents	79,670	73,794	123,981
Cash and cash equivalents, beginning of year	775,407	701,613	577,632

Cash and cash equivalents, end of year	$855,077	$775,407	$701,613

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the year:	$36,577	$18,673	$59,904

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Synopsys, Inc. (Synopsys or the Company) is a world leader in supplying the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. The Company also provides software and hardware used to develop the systems that incorporate integrated circuits and the software that runs on those integrated circuits. The Company’s intellectual property (IP) products are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. To complement these product offerings, the Company provides technical services to support our solutions and we help our customers develop chips and electronic systems.

Note 2. Summary of Significant Accounting Policies

Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest October 31. The Company’s current fiscal year ended on October 29, 2011. Fiscal 2010 and 2009 ended on October 30, 2010 and October 31, 2009, respectively. Fiscal 2011, 2010 and 2009 were 52-week years. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

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

Foreign Currency Translation. The functional currency of each of the Company’s active foreign subsidiaries is the foreign subsidiary’s local currency except for the Company’s principal Irish, Hungarian, and Swiss subsidiaries, whose functional currencies are the United States (U.S.) dollar. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. The Company translates assets and liabilities of its non-U.S. dollar functional currency foreign operations into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of such foreign operations into U.S. dollars reporting currency at average exchange rates for the period. Accumulated translation adjustments are reported in stockholders’ equity, as a component of accumulated other comprehensive income (loss).

Foreign Currency Contracts. The Company operates internationally and is exposed to potentially adverse movements in currency exchange rates. The Company enters into hedges in the form of foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions. The Company accounts for the foreign currency forward contracts under Accounting Standard Codification (ASC) 815, Derivatives and Hedging. The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. See Note 5.

Fair Values of Financial Instruments. The Company’s cash equivalents, short-term investments and foreign currency contracts are carried at fair value. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration. Long-term marketable equity investments are valued based on quoted market prices. Non-marketable equity

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

securities are carried at cost. The Company performs periodic impairment analysis over these non-marketable equity securities. See Note 6.

Cash Equivalents and Short-Term Investments. The Company classifies investments with original maturities of three months or less when acquired as cash equivalents. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax. Those unrealized gains or losses deemed other than temporary are reflected in other income (expense), net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. See Note 5.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign currency contracts, and accounts receivable from trade customers. The Company maintains cash equivalents primarily in highly rated taxable and tax-exempt money market funds located in the U.S. and in various overseas locations. Marketable securities consist of highly liquid investment grade municipal bonds which, by policy, are subject to duration and credit concentration limits. In addition, the Company minimizes its market risk for changes in interest rates by maintaining the portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards. The Company’s foreign currency contracts are diversified among investment grade, global financial institutions. See Note 5.

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

Fiscal Year	Balance at Beginning of Period	Provisions	Write-offs(2)	Balance at End of Period
	(in thousands)
2011	$2,727	$1,058	$(1,296)	$2,489
2010	$3,587	$(899)	$39	$2,727
2009(1)	$2,338	$4,698	$(3,449)	$3,587

(1)	Fiscal 2009 includes acquired bad debt reserves of $2.2 million.
(2)	Balances written off, net of recoveries.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation expenses were $51.0 million, $50.3 million and $48.3 million in fiscal 2011, 2010 and 2009, respectively. Repair and maintenance costs are expensed as incurred and such costs were $20.9 million, $19.0 million and $19.2 million in fiscal 2011, 2010 and 2009, respectively. A detail of property and equipment is as follows:

A detail of property and equipment is as follows:

	October 31,
	2011	2010
	(in thousands)
Computer and other equipment	$283,893	$255,054
Buildings	53,926	55,447
Furniture and fixtures	28,759	27,639
Land	20,414	20,414
Leasehold improvements	85,984	87,405

	472,976	445,959
Less accumulated depreciation and amortization(1)	(313,459)	(297,379)

Total	$159,517	$148,580

(1)	Change in accumulated depreciation and amortization is due to additional year of expense offset partially by retirement of fully amortized fixed assets.

The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3-5
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	5

Software Development Costs. Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype and ends upon general release of the product. Capitalized software development costs were $3.0 million, $2.9 million and $3.0 million in fiscal 2011, 2010 and 2009, respectively. Amortization of capitalized software development costs is computed based on the straight-line method over the estimated economic life of two years. The Company recorded amortization of $3.0 million in fiscal 2011, and $3.0 million and $2.9 million in fiscal 2010 and fiscal 2009, respectively.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During fiscal 2011, 2010 and 2009, there were no indicators of impairment to goodwill.

Prior to fiscal 2010, the carrying value of goodwill was adjusted for the settlement of tax contingencies or the recognition of tax benefits from acquired companies. Beginning in fiscal 2010, adjustments to these related items have been recognized in income from continuing operations, rather than in goodwill, if such changes occurred after the measurement period.

Intangible Assets. Intangible assets consist of purchased technology, contract rights intangibles, customer relationships, trademarks and trade names, covenants not to compete, capitalized software and other intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from one to ten years.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted future cash flow. If the undiscounted future cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company had no impairments of any long-lived assets in fiscal 2011, 2010 or 2009.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consist of:

	October 31,
	2011	2010
	(in thousands)
Payroll and related benefits	$238,691	$216,079
Other accrued liabilities	53,173	73,230
Accounts payable	6,956	16,331
Acquisition-related costs	3,356	7,210

Total	$302,176	$312,850

Other Long-term Liabilities. Other long-term liabilities consist of:

	October 31,
	2011	2010
	(in thousands)
Deferred compensation liability(1)	$90,060	$83,330
Other long-term liabilities	18,016	18,555

Total	$108,076	$101,885

(1)	See Note 9.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes all changes in equity during a period from non-owner sources, such as accumulated net translation adjustments, unrealized gains on certain foreign currency forward contracts that qualify as cash flow hedges, reclassification adjustments related to cash flow hedges and unrealized gains on investments. Accumulated other comprehensive income (loss), net of tax, consists of the following:

	October 31,
	2011	2010
	(in thousands)
Unrealized gain on investments	$215	$557
Deferred gain (loss) on cash flow hedges	(12,842)	(6,354)
Foreign currency translation adjustments	(8,318)	(9,977)

	$(20,945)	$(15,774)

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

For the three software license types, the Company recognizes revenue as follows:

•

TSLs. The Company typically recognizes revenue from TSL fees (which include bundled maintenance) ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based license revenue” in the consolidated statements of operations.

•

Term licenses. The Company recognizes revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront license revenue” in the consolidated statements of operations. For term licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer payments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statements of operations.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

•

Perpetual licenses. The Company recognizes revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront license revenue” in the consolidated statements of operations. For perpetual licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the consolidated statements of operations.

The Company also enters into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, for example, royalty arrangements. The Company refers to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the applicable event occurs. Such revenue is reported as “time-based revenue” in the consolidated statements of operations. Historically, these arrangements have not been material to our total revenue.

The Company recognizes revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is reported as “upfront license revenue” in the consolidated statements of operations. Hardware sales have not been material to our total revenue.

The Company infrequently enters into multiple-element arrangements that contain both software and non-software deliverables such as hardware. On a prospective basis beginning in the first quarter of fiscal 2011, the Company applied recently issued accounting guidance for revenue arrangements with multiple deliverables for these contracts. The adoption of the guidance did not have a material effect on the consolidated financial statements, is not expected to have a material effect on subsequent periods and did not affect the accounting for contracts which do not contain non-software deliverables. The recent accounting guidance addresses whether to treat individual deliverables or groups of deliverables in a multiple-element arrangement as separate units of accounting and how to allocate the arrangement consideration to the separate units of accounting. The guidance also requires that arrangement consideration be allocated to software deliverables (as a group) and to non-software deliverables (individually) based on relative standalone selling prices and provides guidance for estimating standalone selling prices for purposes of allocating arrangement consideration.

The Company has determined that the software and non-software deliverables in our contracts are separate units of accounting. Prior to the first quarter of fiscal 2011, all deliverables in the Company’s contracts were considered one unit of accounting unless the Company had vendor-specific objective evidence (VSOE) of fair value for all undelivered elements. The Company now allocates arrangement consideration to separate units of accounting based on estimated standalone selling prices (ESP) because the Company does not have objective evidence of standalone selling prices. The Company estimates the standalone selling prices of its separate units of accounting considering both market conditions and its own specific conditions. For hardware deliverables, the Company determines ESP using gross margin because the Company has consistent pricing practices and gross margins for these products. Determining the ESP for software deliverables requires significant judgment. The Company determines ESP for software deliverables after considering customer geographies, market demand and competition at the time of contract negotiation, gross margin objectives, existing portfolio pricing practices, contractually stated prices, and prices for similar historical transactions.

Under the recent accounting guidance the Company recognizes revenue for its separate units of accounting when all revenue recognition criteria are met. Revenue allocated to hardware units of accounting is recognized upon delivery when all other revenue recognition criteria are met. Revenue

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

allocated to software units of accounting is recognized according to the methods described above depending on the software license type (TSL, term license or perpetual license).

The Company recognizes revenue from maintenance fees ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognize revenue from professional services and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the consolidated statements of operations.

The Company also enters into arrangements to deliver software products, either alone or together with other products or services that require significant modification, or customization of the software. The Company accounts for such arrangements using the percentage of completion method as the Company has the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. The Company measures the progress towards completion using the labor hours incurred to complete the project. Revenue attributable to these arrangements is reported as maintenance and service revenue in the consolidated statements of operations.

The Company determines the fair value of each element in multiple element software arrangements based on VSOE. The Company limits its assessment of VSOE of fair value for each element to the price charged when such element is sold separately. The Company has analyzed all of the elements included in our multiple-element software arrangements and has determined that the Company has sufficient VSOE to allocate revenue to the maintenance components of the Company’s perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, the Company recognizes license revenue from perpetual and term licenses upon delivery using the residual method, recognizes revenue from maintenance ratably over the maintenance term, and recognizes revenue from professional services as services are performed and accepted by the customer. The Company recognizes revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Warranties and Indemnities. The Company generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for software products and for up to six months for hardware products. In certain cases, the Company also provides its customers with limited indemnification with respect to claims that their use of the Company’s software products infringe on United States patents, copyrights, trademarks or trade secrets. The Company is unable to estimate the potential impact of these commitments on the future results of operations. To date, the Company has not been required to pay any material warranty claims.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share.

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
Numerator:
Net income	$221,364	$237,063	$167,681
Denominator:
Weighted average common shares for basic net income per share	146,573	148,013	143,752
Dilutive effect of common share equivalents from equity—based compensation	3,794	3,898	2,105

Weighted average common shares for diluted net income per share	150,367	151,911	145,857

Net income per share:
Basic	$1.51	$1.60	$1.17
Diluted	$1.47	$1.56	$1.15
Anti-dilutive employee stock-based awards excluded (1)	4,669	10,999	17,288

(1)	These stock options and unvested restricted stock units were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 3. Business Combinations

During the fiscal years presented, the Company made several acquisitions which were accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in the aggregate to the Company’s balance sheet and results of operations. The consolidated financial statements include the operating results of each acquired business from the respective date of acquisition.

Effective for fiscal 2010, the Company adopted ASC 805, Business Combinations. The fair values assigned to the acquired identifiable intangible assets were based upon future discounted cash flows related to the existing products’ projected income streams. In addition, the purchased in-process research and development (IPR&D) for fiscal 2010 has been capitalized at fair value as an intangible asset with an indefinite life (see Note 4) and is assessed for impairment annually. Upon completion of development, the underlying intangible asset will be amortized over its estimated useful life and recorded in cost of revenue. Prior to the adoption of ASC 805, IPR&D was expensed upon acquisition if it had no alternative future use.

Goodwill primarily relates to expected synergies and represents the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired in the acquisitions. Goodwill is not amortized but is assessed for impairment in subsequent periods and is generally not deductible for tax purposes except for certain asset acquisitions. Goodwill of $39.4 million resulting from fiscal 2010 acquisitions is deductible for tax purposes.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Fiscal 2011 Acquisitions

During fiscal 2011, the Company completed two acquisitions for cash and preliminarily allocated the total purchase consideration of $37.4 million to the assets and liabilities acquired based on their respective fair values at the acquisition date resulting in goodwill of $30.7 million. Acquired identifiable intangible assets of $9.3 million are being amortized over two to ten years.

Fiscal 2010 Acquisitions

Virage Logic Corporation

On September 2, 2010, the Company acquired all outstanding shares of Virage Logic Corporation (Virage). Virage was a leading provider of embedded memories with test and repair, non-volatile memories (NVMs), logic libraries, and configurable cores for control and multimedia sub-systems. The acquisition expanded the Company’s Designware interface and analog IP portfolio.

Purchase Price. Synopsys paid $12.00 per share for all outstanding shares, including vested awards of Virage for an aggregate cash payment of $299.5 million, net of cash acquired. Additionally, the Company assumed unvested restricted stock units and stock appreciation rights, collectively called “stock awards.”

Purchase Price Allocation. The Company allocated the total purchase consideration of $316.6 million (including $4.6 million related to stock awards assumed) to the assets acquired and liabilities assumed based on their respective fair values at the acquisition dates, including acquired identifiable intangible assets of $96.7 million and IPR&D of $13.2 million, resulting in total goodwill of $210.1 million. Acquisition-related costs, consisting of professional services, severance costs, contract terminations and facilities closure costs, totaling $13.0 million were expensed as incurred in the statement of operations. Goodwill primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Virage’s technology with the Company’s technology and operations to provide an expansion of products and market reach. Identifiable intangible assets consisted of technology, customer relationships, contract rights and trademarks, were valued using the income method, and are being amortized over two to ten years.

Fair Value of Stock Awards Assumed. The Company assumed unvested restricted stock units (RSUs) and stock appreciation rights (SARs) with a fair value of $21.7 million. Of the total consideration, $4.6 million was allocated to the purchase consideration and $17.1 million was allocated to future services and will be expensed over their remaining service periods on a straight-line basis

Other Fiscal 2010 Acquisitions

During fiscal 2010, the Company completed seven other acquisitions for cash. The Company allocated the total purchase consideration of $221.7 million to the assets acquired and liabilities assumed based on their respective fair values at the acquisition dates, resulting in total goodwill of $110.8 million. Acquired identifiable intangible assets totaling $92.8 million are being amortized over their respective useful lives ranging from one to ten years. Acquisition-related costs totaling $10.6 million were expensed as incurred in the statement of operations.

The purchase consideration for one of the acquisitions included contingent consideration up to $10.0 million payable upon the achievement of certain technology milestones over three years. The contingent consideration was recorded as a liability at its estimated fair value determined based on the net present value of estimated payments of $7.8 million on the acquisition date and is being remeasured at fair value quarterly during the three-year contingency period with changes in its fair

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

value recorded in the Company’s statements of operations. The contingent consideration liability as of the end of fiscal 2011 was $4.3 million. See Note 6. Fair Value Measures for further discussion related to the contingent consideration.

Fiscal 2009 Acquisitions

During fiscal 2009, the Company completed certain acquisitions for cash. The Company allocated the total purchase consideration of $62.9 million to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition dates, resulting in aggregate goodwill of $35.1 million. Identifiable intangible assets of $27.5 million are being amortized over one to six years. In-process research and development expense related to these acquisitions was $2.2 million.

Note 4. Goodwill and Intangible Assets

Goodwill consists of the following:

(in thousands)
Balance at October 31, 2009	$932,691
Additions	329,496
Other adjustments(1)	3,656

Balance at October 31, 2010	$1,265,843
Additions	30,717
Other adjustments(2)	(7,274)

Balance at October 31, 2011	$1,289,286

(1)	Adjustments relate to reduction of merger costs and income tax adjustments for acquisitions.
(2)	Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was still preliminary and achievement of certain milestones for an acquisition that closed prior to fiscal 2010.

Intangible assets as of October 31, 2011 consisted of the following:

	Gross Assets(1)	Accumulated Amortization(1)	Net Assets
	(in thousands)
Core/developed technology	$226,928	$104,391	$122,537
Customer relationships	80,238	31,250	48,988
Contract rights intangible	33,300	19,801	13,499
Covenants not to compete	2,530	2,105	425
Trademarks and trade names	6,400	2,561	3,839
In-process research and development (IPR&D)(2)	3,425	—	3,425
Capitalized software development costs	11,245	7,927	3,318

Total	$364,066	$168,035	$196,031

(1)	Intangible assets as of October 31, 2011 decreased as compared to October 31, 2010 primarily due to the retirement of fully amortized assets.
(2)	IPR&D is reclassified to core/developed technology upon completion.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Intangible assets as of October 31, 2010 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$263,592	$118,587	$145,005
Customer relationships	113,020	55,040	57,980
Contract rights intangible	30,400	9,522	20,878
Covenants not to compete	2,200	1,884	316
Trademarks and trade names	6,200	1,541	4,659
In-process research and development (IPR&D)	17,525	—	17,525
Capitalized software development costs	8,873	5,580	3,293

Total	$441,810	$192,154	$249,656

Total amortization expense related to intangible assets is set forth in the table below:

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
Core/developed technology	$44,869	$33,232	$29,644
Customer relationships	13,030	9,325	11,109
Contract rights intangible	10,279	3,861	3,399
Covenants not to compete	222	637	741
Trademarks and trade names	1,020	630	581
Capitalized software development costs(1)	2,964	2,964	2,948

Total	$72,384	$50,649	$48,422

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2012	$66,266
2013	53,228
2014	33,127
2015	18,663
2016	13,314
2017 and thereafter	8,008
IPR&D (to be amortized upon project completion or written off upon abandonment)(1)	3,425

Total	$196,031

(1)	IPR&D projects are estimated to be completed within two years as of October 31, 2011. Amortization will begin upon project completion or the asset will be written off upon abandonment.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 5. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments have been classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2011
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$149,998	$—	$—	$—	$149,998
Money market funds (U.S.)	55,267	—	—	—	55,267
Cash deposits and money market funds (International)	649,812	—	—	—	649,812
Municipal securities	148,850	296	(149)	—	148,997

	1,003,927	296	(149)	—	1,004,074
Classified as non-current assets:
Strategic investments	3,982		—	—	3,982

Total	$1,007,909	$296	$(149)	$—	$1,008,056

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2010
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$45,687	$—	$—	$—	$45,687
Money market funds (U.S.)	68,099	—	—	—	68,099
Cash deposits and money market funds (International)	661,621	—	—	—	661,621
Municipal securities	162,440	723	(9)	—	163,154

	937,847	723	(9)	—	938,561
Classified as non-current assets:
Strategic investments	7,360		—	—	7,360

Total	$945,207	$723	$(9)	$—	$945,921

(1)	See Note 6 for further discussion on fair values of money market funds, municipal securities, and strategic investments.

As of October 31, 2011, the stated maturities of the Company’s short-term investments are:

Fair Value
(in thousands)
Due in 1 year or less	$89,791
Due in 1–5 years	28,413
Due in 6–10 years	11,409
Due after 10 years	19,384

Total	$148,997

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The duration of forward contracts ranges from one month to 21 months, the majority of which are short-term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. Further, the Company anticipates continued performance by all counterparties to such agreements.

The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of 21 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of OCI, in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect most of the hedge balance in OCI to be reclassified to the statements of operations within the next twelve months.

Hedging effectiveness is evaluated monthly using spot rates, with any gain or loss caused by hedging ineffectiveness recorded in other income (expense), net. The premium/discount component of the forward contracts is recorded to other income (expense), net, and is not included in evaluating hedging effectiveness.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Non-designated Hedging Activities

The Company’s foreign exchange forward contracts that are used to hedge non-functional currency denominated balance sheet assets and liabilities are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income (expense), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying assets and liabilities, which are also recorded in other income (expense), net. The duration of the forward contracts for hedging the Company’s balance sheet exposure is approximately one month.

The Company also has certain foreign exchange forward contracts for hedging certain international revenues and expenses that are not designated as hedging instruments. Accordingly, any gains or losses from changes in the fair value of the forward contracts are recorded in other income (expense), net. The gains and losses on these forward contracts generally offset the gains and losses associated with the foreign currency in operating income. The duration of these forward contracts is usually less than one year. The overall goal of the Company’s hedging program is to minimize the impact of currency fluctuations on its net income over its fiscal year.

The effects on the changes in the fair values of non-designated forward contracts for fiscal years 2011 and 2010 are summarized as follows:

	October 31,
	2011	2010
	(in thousands)
Gain (loss) recorded in other income (expense), net	$889	$(2,815)

Foreign currency forward contracts outstanding are as follows:

	As of October 31, 2011	As of October 31, 2010
	(in thousands)
Total gross notional amount	$599,844	$691,343
Net fair value	$(14,695)	$(7,500)

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of October 31, 2011 and October 31, 2010, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of October 31, 2011
Other current assets	$2,161	$—
Other current liabilities	$16,827	$29
As of October 31, 2010
Other current assets	$5,680	$—
Other current liabilities	$11,626	$1,554

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Fiscal year ended October 31, 2011
Foreign exchange contracts	Revenue	$(5,647)	Revenue	$(8,561)
Foreign exchange contracts	Operating expenses	(3,225)	Operating expenses	6,572

Total		$(8,872)		$(1,989)

Fiscal year ended October 31, 2010
Foreign exchange contracts	Revenue	$(9,747)	Revenue	$1,689
Foreign exchange contracts	Operating expenses	(1,961)	Operating expenses	1,754

Total		$(11,708)		$3,443

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Fiscal year ended October 31, 2011
Foreign exchange contracts	$74	$241
Fiscal year ended October 31, 2010
Foreign exchange contracts	$788	$(1,051)

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

Other Commitments—Credit Facility. On October 14, 2011, the Company entered into a five-year, $350.0 million senior unsecured revolving credit facility providing for loans to the Company and its foreign subsidiaries. The facility replaces the Company’s previous $300.0 million senior unsecured facility, which was terminated effective October 14, 2011. The amount of the facility may be increased by up to an additional $150.0 million through the fourth year of the facility. The facility contains financial covenants requiring the Company to operate within a maximum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 14, 2016. Borrowings under the facility bear interest at a floating rate based on, a margin over the Company’s choice of base rates as defined in the credit agreement. In addition, commitment fees are payable on

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the facility at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio. As of October 31, 2011, the Company had no outstanding borrowings under this credit facility and was in compliance with all covenants.

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

During fiscal 2010, the Company recorded a liability for contingent consideration of $7.8 million arising from a business combination which is payable over three years upon achievement of certain milestones. The fair value of the contingent consideration was determined at the acquisition date using the income approach based on the net present value of estimated payments and is re-measured at the end of each reporting period. The contingent consideration was classified within Level 3 as management assumptions for the valuation included discount rates and estimated probabilities of achievement of certain technical milestones which are unobservable in the market. Changes in fair value of the contingent consideration due to revisions to the estimated probabilities of achievement of

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

technical milestones are recorded as operating expenses while changes due to time value are recorded in other income (expense), net. The Company recorded a reduction of $3.8 million during the year, in research and development expenses due to the change in fair value of the liability for the contingent consideration. As of October 31, 2011, the fair value of the liability for contingent consideration was estimated at $4.3 million.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2011:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$543,770	$543,770	$—	$—
Short-term investments:
Municipal securities	148,997	—	148,997	—
Prepaid and other current assets:
Foreign currency derivative contracts	2,161	—	2,161	—
Other long-term assets:
Deferred compensation plan assets	90,060	90,060	—	—

Total assets	$784,988	$633,830	$151,158	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$16,856	$—	$16,856	$—
Contingent consideration	2,096	—	—	2,096
Other long-term liabilities:
Contingent consideration	2,200	—	—	2,200

Total liabilities	$21,152	$—	$16,856	$4,296

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2010:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$487,199	$487,199	$—	$—
Short-term investments:
Municipal securities	163,154	—	163,154	—
Other current assets:
Foreign currency derivative contracts	5,680	—	5,680	—
Other long-term assets:
Deferred compensation plan assets	83,330	83,330	—	—

Total assets	$739,363	$570,529	$168,834	$—

Liabilities
Account payable and accrued liabilities:
Foreign currency derivative contracts	$13,180	$—	$13,180	$—
Contingent consideration	3,121	—	—	3,121
Other long-term liabilities:
Contingent consideration	4,935	—	—	4,935

Total liabilities	$21,236	$—	$13,180	$8,056

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than-temporary decline in value has occurred. As a result of the fair value measurement using the income approach, the Company recorded $1.0 million, $0.5 million, and $7.2 million of other-than-temporary impairments during fiscal 2011, 2010 and 2009, respectively. During fiscal 2011, an equity investment with a cost basis of $2.4 million was sold for $3.2 million resulting in a $0.8 million gain. This sale does not include a $1.5 million potential earn out receivable if certain milestones are met by this former investee. The carrying value of equity investments was $4.0 million and $7.4 million as of October 31, 2011 and of October 31, 2010, respectively.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following tables present the non-marketable equity securities that were measured and recorded at fair value within long-term assets and the loss recorded during the following periods:

	Balance as of October 31, 2011	Significant Unobservable Inputs (Level 3)	Total (losses) for Fiscal 2011
	(in thousands)
Non-marketable equity securities	$92	$92	$(999)

	Balance as of October 31, 2010	Significant Unobservable Inputs (Level 3)	Total (losses) for Fiscal 2010
	(in thousands)
Non-marketable equity securities	$452	$452	$(468)

Note 7. Commitments and Contingencies

Lease Commitments

The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The lease agreements generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expenses were $58.1 million, $49.7 million and $45.2 million in fiscal 2011, 2010 and 2009, respectively. The Company charges operating lease payments to expense using the straight-line method. The Company subleases portions of its facilities and records sublease payments as a reduction of rent expense.

On October 15, 2011, the Company agreed to lease two office buildings to be constructed in Mountain View, California. Once construction is complete, the buildings together will provide approximately 341,000 square feet. The buildings may be enlarged up to a total size of approximately 440,000 square feet by mutual agreement of Synopsys and the lessor. The lease of such premises begins upon the later of March 1, 2015 or six months after construction is substantially completed and expires approximately 15 years thereafter and can be extended for an additional 19 years after such initial expiration. We may terminate the lease by exercising a separate option to purchase the property (i) at any time prior to January 13, 2012 or (ii) if the lessor fails to obtain financing. We may also terminate the lease if, under certain circumstances, the lessor fails to commence construction by June 1, 2013 or substantially complete construction of the buildings by March 1, 2015.

Anticipated future minimum lease payments on all non-cancelable operating leases with a term in excess of one year, net of sublease income, as of October 31, 2011 are as follows:

	Minimum Lease Payments	Sublease Income	Net
	(in thousands)
Fiscal Year
2012	$45,839	$703	$45,136
2013	35,894	670	35,224
2014	31,302	137	31,165
2015	20,256	—	20,256
2016	25,690	—	25,690
Thereafter	309,661	—	309,661

Total	$468,642	$1,510	$467,132

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Legal Proceedings

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of the defense costs, diversion of management resources and other factors.

In connection with the Company’s definitive agreement to acquire Magma Design Automation, Inc. (Magma), on December 5, 2011, December 9, 2011, and December 13, 2011, purported Magma stockholders filed shareholder class action lawsuits against Magma, Magma’s directors and the Company.

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. filed a patent infringement lawsuit against the Company.

We currently do not anticipate that a loss associated with these lawsuits is probable or reasonably estimable. See Note 14 for further information regarding these lawsuits.

Note 8. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board most recently replenished the stock repurchase program up to $500.0 million on May 25, 2011. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2011, $312.4 million remained available for further repurchases under the program.

On September 30, 2011, the Company entered into an accelerated share repurchase agreement (ASR) to repurchase an aggregate of $75.0 million of the Company’s common stock. Pursuant to the ASR, the Company made a prepayment of $75.0 million and received an initial share delivery of 1,710,376 shares of the Company’s common stock. The initial share delivery was valued at $41.7 million and was recorded as treasury stock in the consolidated balance sheet. The remaining balance of $33.3 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in the consolidated balance sheet as of October 31, 2011. Under the terms of the ASR, the specific number of shares that the Company ultimately repurchases will be based on the volume weighted average share price of the Company’s common stock during the repurchase period, less a discount.

The following table summarizes stock repurchase activities as well as the reissuance of treasury stock for employee stock compensation purposes:

	Year Ended October 31,
	2011	2010	2009
	(in thousands, except per share price)
Shares repurchased	15,144	8,236	—
Average purchase price	$26.53	$22.42	—
Aggregate purchase price (1)	$401.8	$184.7	—
Reissuance of treasury stock	9,973	9,770	5,159

(1)	Does not include $33.3 million equity forward contract related to the above referenced ASR.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

During fiscal 2011, 2010 and 2009, the Company issued 2.2 million, 2.5 million, and 2.5 million shares, respectively, under the ESPP at average per share prices of $17.95, $15.32 and $15.55, respectively. As of October 31, 2011, 2.8 million shares of common stock were reserved for future issuance under the ESPP.

Equity Compensation Plans

2006 Employee Equity Incentive Plan. On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. Options granted under this plan have a contractual term of seven years. On March 24, 2011, the Company’s stockholders approved an amendment to increase the number of shares of common stock reserved under the 2006 Employee Plan by 7.0 million shares for future issuance. As of October 31, 2011, an aggregate of 16.0 million stock options, and 3.5 million restricted stock units were outstanding, and 5.9 million shares were available for future issuance under the 2006 Employee Plan.

As a result of the stockholders’ approval of the 2006 Employee Plan, the Company’s 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan (collectively, the Prior Plans) have been terminated for future grants. Should any options currently outstanding under such Prior Plans and plans assumed by the Company in acquisitions prior to fiscal 2006 (6.4 million as of October 31, 2011) cancel or expire unexercised; they shall become available for future grant under the 2006 Employee Plan.

2005 Non-Employee Directors Equity Incentive Plan. On May 23, 2005, the Company’s stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the 2005 Directors Plan) and the reservation of 0.3 million shares of common stock for issuance there under. The 2005 Directors Plan provides for annual equity awards to non-employee directors in the form of either stock options or restricted stocks. On April 25, 2006, stockholders approved to increase the number of shares of common stock reserved under the 2005 Directors Plan by 0.5 million.

As of October 31, 2011, the Company has issued an aggregate of 246,041 shares of restricted stock awards with an aggregate grant date fair value of approximately $5.4 million under the 2005 Directors Plan. The restricted stocks vest over a period of three years. In addition, the Company granted options to purchase 123,649 shares of common stock, which vest over a period of three to four years, with an aggregate grant date fair value of $3.3 million to non-employee directors during fiscal 2007 and fiscal 2011. As of October 31, 2011, 53,916 shares of restricted stock and 123,649 stock options were outstanding and a total of 393,653 shares of common stock were reserved for future grant under the 2005 Directors Plan.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

1994 Non-Employee Directors Stock Option Plan. An aggregate of 333,332 stock options remained outstanding under the Company’s 1994 Non-Employee Directors Stock Option Plan as of October 31, 2011, which expired as to future grants in October 2004.

Other Assumed Stock Plans through Acquisitions. In connection with the Company’s acquisitions in fiscal 2008 and fiscal 2010, the Company assumed certain outstanding share-based awards of acquired companies. The amount of shares of the Company’s common stock subject to such assumed equity awards is 2.8 million. If these equity awards are canceled, forfeited or expire unexercised, they do not become available for future grant. As of October 31, 2011, 0.8 million shares of the Company’s common stock subject to such assumed equity awards remained outstanding.

Restricted Stock Units. Since fiscal 2007, restricted stock units are granted as part of the Company’s new hire and annual incentive compensation program under the 2006 Employee Plan. Restricted stock units are valued based on the closing price of the Company’s common stock on the grant date. In general, for non-executive officers, restricted stock units vest over three to four years and are subject to the employees’ continuing service to the Company. For each restricted stock unit granted under the 2006 Employee Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. Prior to the second quarter of fiscal 2009, the share reserve ratio was 1.36 for each restricted stock unit granted, and an equivalent of 1.36 shares was deducted from the share reserve for each restricted stock unit issued. Likewise, each forfeited restricted stock unit increased the number of shares available for issuance by the applicable rate at the time of forfeiture. In the second quarter of fiscal 2010, the shareholders approved to amend the 2006 Employee Plan to prospectively change the reserve ratio from 1.36 to 2.18. On March 24, 2011, the shareholders approved to amend the 2006 Employee Plan to prospectively change the reserve ratio from 2.18 to 1.25.

The following table contains information concerning activities related to restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2008	2,676	$25.45	1.61
Granted	1,311	$18.78
Vested(2)(3)	(787)	$25.64		$14,859
Forfeited	(67)	$24.64

Balance at October 31, 2009	3,133	$22.63	1.41
Granted	1,228	$22.00
Assumed(1)	713	$23.69
Vested(2)(3)	(1,221)	$22.40		$27,345
Forfeited	(123)	$22.51

Balance at October 31, 2010	3,730	$22.71	1.41
Granted	1,483	$26.89
Vested(2)(3)	(1,522)	$23.11		$35,164
Forfeited	(237)	$23.49

Balance at October 31, 2011	3,454	$24.28	1.48

(1)	The Company assumed restricted stock units outstanding under various plans through acquisitions.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(2)	Represents the market value of Synopsys common stock on the date the restricted stock unit vests.
(3)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

The following table contains additional information concerning activities related to stock options and restricted stock units under all equity plans, other than shares available for grant under the 2005 Directors Plan:

	Available for Grant(3)	Options(2)
		Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2008	4,347	28,777	$21.52	3.43	$15,403
Options Granted	(1,395)	1,395	$18.16
Options Exercised	—	(2,112)	$18.07
Options Canceled/forfeited/expired	2,113	(2,242)	$26.06
Restricted stock units granted(1)	(2,476)
Restricted stock units forfeited(1)	114
Additional shares reserved	4,000

Balance at October 31, 2009	6,703	25,818	$21.22	2.89	$58,267
Options Granted	(1,995)	1,995	$21.30
Options Assumed(2)		456	$18.10
Options Exercised		(6,465)	$18.16
Options Canceled/forfeited/expired	372	(620)	$23.19
Restricted stock units granted(1)	(2,677)
Restricted stock units forfeited(1)	203
Additional shares reserved	—

Balance at October 31, 2010	2,606	21,184	$21.83	2.80	$90,013
Options Granted	(2,228)	2,270	$26.07
Options Exercised		(6,800)	$20.53
Options Canceled/forfeited/expired	550	(694)	$27.24
Restricted stock units granted(1)	(2,182)
Restricted stock units forfeited(1)	165
Additional shares reserved	7,000

Balance at October 31, 2011	5,911	15,960	$22.76	2.97	$74,068

Vested and expected to vest as of October 31, 2011		15,762	$22.73	2.93	$73,554

Exercisable at October 31, 2011		12,051	$22.59	2.06	$58,779

(1)	These amounts do not reflect the actual number of restricted stock units granted or forfeited but rather the effect on the total remaining shares available for future grants after the application of the share reserve ratio. For more information about the share reserve ratio, please see Restricted Stock Units above.
(2)	The Company assumed options and stock appreciation rights (SARs) outstanding under various plans through acquisitions.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(3)	Excluding shares reserved for future issuance under the 2005 Directors Plan.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $27.19 as of October 31, 2011. The pretax intrinsic value of options exercised and their average exercise prices were:

	Year Ended October 31,
	2011	2010	2009
	(in thousands, except per share price)
Exercise value	$42,388	$29,788	$7,428
Average exercise price per share	$20.53	$18.16	$18.07

The following table summarizes information about stock options outstanding as of October 31, 2011:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(in thousands)			(in thousands)
$ 4.95 - $17.64	2,285	2.49	$16.15	1,941	$16.26
$17.70 - $20.46	1,691	1.80	$18.94	1,526	$18.90
$20.52 - $21.10	2,629	2.31	$20.96	2,167	$20.95
$21.12 - $22.96	1,620	3.79	$21.61	916	$21.87
$23.09 - $24.70	1,630	4.03	$23.60	1,035	$23.69
$24.92 - $26.17	2,118	2.05	$25.87	2,042	$25.89
$26.19 - $27.01	1,959	5.84	$26.79	429	$26.66
$27.04 - $39.81	2,028	2.03	$28.81	1,995	$28.83

	15,960	2.97	$22.76	12,051	$22.59

Restricted stock award activities during fiscal 2011 under the 2005 Director Plan are summarized as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at October 31, 2010	57	$21.33
Granted	27	$27.50
Vested	(30)	$20.83
Forfeited	—	$—

Unvested at October 31, 2011	54	$24.73

Valuation and Expense of Stock Compensation. The Company estimates the fair value of stock based awards in the form of stock options, employee stock purchases under employee stock purchase plans, restricted stock, and restricted stock units on the grant date. The value of awards expected to vest is recognized as expense over the applicable service periods. The Company uses the straight-line attribution method to recognize stock compensation costs over the service period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, stock appreciation rights and employee stock purchase plans awards under ASC 718, Compensation —Stock Compensation. The Black-Scholes option-pricing model incorporates various subjective

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the ESPP is estimated by a combination of implied volatility for publicly traded options of the Company’s common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s stock-based awards. The expected term of the Company’s stock-based awards is based on historical experience.

The assumptions used to estimate the fair value of stock options granted under the Company’s stock option plans and stock purchase rights granted under the ESPP are as follows:

	Year Ended October 31,
	2011	2010	2009
Stock Options
Expected life (in years)	4.8	3.65 - 5.73	4.60
Risk-free interest rate	0.96% - 2.28%	1.08% - 2.57%	1.43% - 2.43%
Volatility	26.96% - 30.30%	26.92% - 30.76%	31.28% - 44.86%
Weighted average estimated fair value	$7.04	$7.10	$6.66
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.09% - 0.68%	0.18% - 0.78%	0.32% - 0.94%
Volatility	19.48% - 27.08%	22.4% - 31.27%	30.93% - 45.14%
Weighted average estimated fair value	$6.82	$6.16	$3.37

The following table presents stock compensation expense for fiscal 2011, 2010 and 2009, respectively:

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
Cost of license	$5,658	$6,497	$6,649
Cost of maintenance and service	1,416	1,908	2,166
Research and development expense	26,747	26,551	24,222
Sales and marketing expense	11,068	12,372	12,231
General and administrative expense	11,525	12,660	11,666

Stock compensation expense before taxes	56,414	59,988	56,934
Income tax benefit	(14,798)	(14,525)	(12,862)

Stock compensation expense after taxes	$41,616	$45,463	$44,072

As of October 31, 2011, $113.2 million of total unrecognized stock compensation expense is expected to be recognized over a weighted average period of 2.7 years.

The cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for the options (excess tax benefits) are classified as cash flows from financing activities. The Company has not recorded any excess tax benefits in fiscal periods 2011, 2010 and 2009, respectively.

Deferred Compensation Plan. The Company maintains the Synopsys Deferred Compensation Plan (the Deferred Plan), which permits eligible employees to defer up to 50% of their annual cash base compensation and up to 100% of their eligible cash variable compensation. Amounts may be

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

withdrawn from the Deferred Plan pursuant to elections made by the employees in accordance with the terms of the plan. Since the inception of the Deferred Plan, the Company has not made any matching or discretionary contributions to the Deferred Plan. There are no Deferred Plan provisions that provide for any guarantees or minimum return on investments. Undistributed amounts under the Deferred Plan are subject to the claims of the Company’s creditors. These securities held by the Deferred Plan are classified as trading securities.

Deferred Plan Assets and Liabilities are as follows:

	As of October 31, 2011	As of October 31, 2010
	(In millions)
Plan assets recorded in long-term other assets	$90.1	$83.3
Plan liabilities recorded in long-term other liabilities(1)	$90.1	$83.3

(1)	For undistributed deferred compensation due to participants.

Income or loss from the change in fair value of the Deferred Plan assets is recorded in other income (expense), net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$2,449	$9,426	$8,957
Other income (expense), net	2,449	8,810	9,969

Net increase (decrease) to net income	$—	$(616)	$1,012

Other Retirement Plans. The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans were $21.4 million, $14.7 million and $14.5 million in fiscal 2011, 2010 and 2009, respectively. For employees in the United States and Canada, the Company matches pretax employee contributions up to a maximum of US $1,500 and Canadian $4,000, respectively, per participant per year.

Note 10. Income Taxes

The domestic and foreign components of the Company’s total income before provision for income taxes are as follows:

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
United States	$40,434	$57,795	$72,681
Foreign	178,679	140,863	160,389

	$219,113	$198,658	$233,070

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The components of the (benefit) provision for income taxes were as follows:

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$(6,436)	$(17,097)	$1,813
State	(2,197)	8	8,236
Foreign	474	25,421	14,450

	(8,159)	8,332	24,499
Deferred:
Federal	(7,160)	(25,156)	38,368
State	(2,456)	(9,309)	(2,875)
Foreign	15,524	(12,272)	5,397

	5,908	(46,737)	40,890

(Benefit) provision for income taxes	$(2,251)	$(38,405)	$65,389

The (benefit) provision for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
Statutory federal tax	$76,689	$69,530	$81,575
State tax (benefit), net of federal effect	(4,988)	(2,491)	2,055
Tax credits	(19,042)	(7,451)	(7,326)
Tax exempt income	(354)	(1,479)	(2,732)
Tax on foreign earnings less than U.S. statutory tax	(28,968)	(11,615)	(23,558)
Tax settlements	(32,782)	(73,045)	—
Stock based compensation	7,817	5,336	13,488
Changes in valuation allowance	49	(21,612)	—
Other	(672)	4,422	1,887

	$(2,251)	$(38,405)	$65,389

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2011	2010
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$16,274	$15,375
Deferred revenue	47,603	53,574
Deferred compensation	36,975	32,062
Capitalized costs	98,420	102,706
Capitalized research and development costs	45,710	30,214
Stock compensation	32,186	41,370
Tax loss carryovers	36,515	54,167
Foreign tax credit carryovers	23,759	29,549
Research and other tax credit carryovers	74,110	68,345
Capital loss carryovers	1,896	7,558
Other	1,349	2,357

Gross deferred tax assets	414,797	437,277
Valuation allowance	(13,395)	(14,684)

Total deferred tax assets	401,402	422,593
Deferred tax liabilities:
Intangible assets	49,948	63,276
Undistributed earnings of foreign subsidiaries	12,631	17,331

Total deferred tax liabilities	62,579	80,607

Net deferred tax assets	$338,823	$341,986

The valuation allowance decreased by $1.3 million which is related principally to capital loss carryforwards. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(in thousands)
Federal net operating loss carryforward	$89,349	2018-2030
Federal research credit carryforward	74,388	2018-2031
Foreign tax credit carryforward	25,662	2012-2021
State research credit carryforward	67,757	Indefinite

The federal net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382. Foreign tax credits may only be used to offset tax attributable to foreign source income. The fiscal year 2010 federal research tax credit that expired as of December 31, 2009 was reinstated through December 31, 2011.

The Company has unrecognized deferred tax assets of approximately $36.8 million as of October 31, 2011 attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount. As of October 31, 2011, there was approximately $530 million of earnings upon which U.S. income taxes of approximately $114 million have not been provided for.

The gross unrecognized tax benefits decreased by approximately $36.0 million during fiscal 2011, resulting in gross unrecognized tax benefits of $177.9 million as of October 31, 2011. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	2011	2010
	(in thousands)
Beginning balance	$213,923	$253,861
Increases in unrecognized tax benefits related to prior year tax positions	4,188	9,243
Decreases in unrecognized tax benefits related to prior year tax positions	(44,061)	(78,464)
Increases in unrecognized tax benefits related to current year tax positions	19,922	38,505
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(1,258)	(14,962)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(15,200)	(12,686)
Increases in unrecognized tax benefits acquired	350	15,966
Changes in unrecognized tax benefits due to foreign currency translation	29	2,460

Balance as of October 31	$177,893	$213,923

As of October 31, 2011 and 2010, approximately $177 million and $202 million, respectively, of the unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.

Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense in the consolidated statements of operations and totaled approximately $2.8 million, $3.4 million and $2.0 million for fiscal 2011, 2010 and 2009, respectively. As of October 31, 2011 and 2010, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $7.4 million and $7.3 million, respectively.

In March 2010, in a case between Xilinx, Inc. and the IRS, the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming an earlier U.S. Tax Court ruling that stock option compensation does not need to be included in the costs shared under a cost sharing arrangement. In July 2010, the IRS announced that it would acquiesce to the result of the Xilinx decision and issued an Action on Decision (AOD) in August 2010. As a result of this announcement, in fiscal year 2010, the Company reversed certain tax liabilities which were originally recorded in fiscal year 2009 and recorded a credit to additional paid-in capital.

The Company files income tax returns in the United States and various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary,

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Taiwan and Japan. The Company remains subject to income tax examinations in the United States for fiscal years after 2009. In Ireland, Hungary, Taiwan and Japan, the Company’s subsidiaries remain subject to tax examinations for fiscal years after 2005. See IRS Examinations below for the status of our current federal income tax audits.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that the statute of limitations on certain state and foreign income and withholding taxes will expire. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $110 million.

IRS Examinations

The Company is regularly audited by the IRS. In fiscal 2011, the Company reached a final settlement with the Examination Division of the IRS for its audits of fiscal years 2006 through 2009. As a result of the settlement, the Company’s unrecognized tax benefits decreased by $35.9 million and the impact to other balance sheet tax accounts was not material. The net tax benefit resulting from the settlement was $32.8 million.

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

In fiscal 2010, as a result of the IRS settlement of fiscal years 2002 through 2004, the Company’s net deferred tax assets increased by $55.4 million. The change is due primarily to increases in its deferred tax assets of $72.3 million for certain costs that have been capitalized for tax purposes and will be amortized in future periods, partially offset by a decrease to deferred tax assets of $25.2 million, due to the use of the Company’s foreign tax credit carryover, net of the reversal of a valuation allowance.

Non-U.S. Examinations

The Company’s subsidiaries are being audited in a number of jurisdictions, including Taiwan (for fiscal 2008 and 2010) and Hungary (for fiscal 2007 and fiscal 2008). The Company believes that it has adequately provided for potential tax adjustments in both jurisdictions, including interest. The Hungarian tax authorities have disallowed the Company’s claim to tax benefits with respect to certain intercompany charges, which would result in additional tax and interest for the years under examination and for subsequent years. In addition, Hungarian tax rules provide for penalties of up to 50% of the amount of additional tax which may be abated if certain requirements are met, and are subject to further administrative appeal. The Company believes that it has meritorious defenses against the imposition of significant penalties and accordingly has not provided for such penalties in its financial statements.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 11. Other Income (Expense), Net

The following table presents the components of other income (expense), net:

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
Interest income	$2,117	$5,396	$10,831
Gain (loss) on investments	(64)	3,846	(6,442)
Gain (loss) on assets related to deferred compensation plan	2,426	8,810	9,969
Foreign currency exchange gain (loss)	1,655	(1,514)	7,097
Other, net	136	(1,990)	3,364

Total	$6,270	$14,548	$24,819

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

The Company provides software products and consulting services in the EDA software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses to the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment. Revenues and property and equipment, net, related to operations in the United States and other by geographic areas were:

	Year Ended October 31,
	2011	2010	2009
	(in thousands)
Revenue:
United States	$714,036	$667,956	$664,911
Europe	207,071	183,831	196,916
Japan	275,174	256,454	264,642
Asia Pacific and Other	339,362	272,420	233,576

Consolidated	$1,535,643	$1,380,661	$1,360,045

	As of October 31,
	2011	2010
	(in thousands)
Property and Equipment, net:
United States	$121,101	$116,781
Other countries	38,416	31,799
Total	$159,517	$148,580

Geographic revenue data for multiregional, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

One customer, in the aggregate, accounted for 10.6%, 10.9%, and 10.8% of the Company’s consolidated revenue in fiscal 2011, 2010 and 2009, respectively.

Note 13. Effect of New Accounting Pronouncements

In September 2011, the FASB issued guidance regarding goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The new guidance will be effective in the first quarter of fiscal 2013 and early adoption is permitted. The Company does not believe the adoption of the guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new guidance regarding the presentation of comprehensive income (loss) in financial statements to require an entity to present the total of comprehensive income (loss), the components of net income, and the components of other comprehensive income (loss) either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income (loss) as part of the statement of equity. The new guidance will be effective on a retrospective basis in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently assessing the impact of adoption of the guidance on its consolidated financial statements.

In May 2011, the FASB issued new guidance for fair value measurements to achieve common fair value measurement and disclosure requirements. The new requirements are effective on a prospective basis in the first quarter of fiscal 2013. The Company is currently assessing the impact of adoption of the guidance on its consolidated financial statements.

Note 14. Subsequent Events

On November 30, 2011, the Company entered into a definitive agreement pursuant to which the Company, through its wholly owned subsidiary, has agreed to acquire 100% of the outstanding common stock of Magma in exchange for cash. The consummation of the acquisition is subject to certain conditions, including approval by Magma’s stockholders and receipt of regulatory approvals. Subject to the receipt of all required approvals, it is currently anticipated that the closing of the acquisition will occur around the end of the second calendar quarter of 2012. The Company has agreed to pay $7.35 per share for each outstanding share of Magma common stock for a total of approximately $507 million net of cash and debt acquired. In addition, we have agreed to assume certain unvested equity awards of Magma in exchange for equity awards of the Company.

In connection with our definitive agreement to acquire Magma, on December 5, 2011, December 9, 2011 and December 13, 2011, purported Magma stockholders filed shareholder class action lawsuits against Magma, Magma’s directors and Synopsys. The lawsuits allege, among other things, that Magma and its directors breached their fiduciary duties to Magma’s stockholders in negotiating and entering into the definitive agreement and by agreeing to sell Magma at an unfair price, pursuant to an unfair process and pursuant to unreasonable terms, and that Synopsys aided and abetted these alleged breaches of fiduciary duties. The lawsuits seek, among other things, to enjoin consummation of the acquisition and monetary damages.

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. filed a patent infringement lawsuit against the Company. The lawsuit alleges, among other things, that the Company’s VCS functional verification tool, and more specifically its VCS multicore technology, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of October 31, 2011, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2011, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, our management used the framework established in Internal Control Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of October 31, 2011, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see Executive Officers of the Registrant in Part I, Item 1 of this Annual Report.

All other information required by this Item is incorporated by reference herein from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the Proxy Statement) scheduled to be held on April 3, 2012.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

The following documents are included as Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules

None.

(3)	Exhibits

See Item 15(b) below.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Synopsys, Inc., Magma Design Automation, Inc. and Lotus Acquisition Corp. dated November 30, 2011	8-K	000-19807	2.1	12/01/11
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	06/03/09
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	07/14/11
10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)
10.3	Lease Agreement, dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	S-1	33-45138	10.6	02/24/92 (effective date)
10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04
10.5	Lease Agreement, dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	Fiscal year ended September 30, 1992
10.6	Lease Agreement, dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	Fiscal year ended September 30, 1993

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.7	Lease Agreement, dated August 24, 1995, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.21	Fiscal year ended September 30, 1995
10.8	Amendment No. 6 to Lease, dated July 18, 2001, amending Lease Agreement dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.10	12/21/07
10.9	Amendment No. 5 to Lease dated October 4, 1995, amending Lease Agreement dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.11	12/21/07
10.10	Amendment No. 3 to Lease, dated June 23, 1993, amending Lease Agreement dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.12	12/21/07
10.11	Amendment No. 1 to Lease, dated June 16, 1992, amending Lease Agreement dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.13	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.12	Amendment No. 4 to Lease, dated July 18, 2001, amending Lease Agreement dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.14	12/21/07
10.13	Amendment No. 3 to Lease, dated October 4, 1995, amending Lease Agreement dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	12/21/07
10.14	Amendment No. 3 to Lease, dated July 18, 2001, amending Lease Agreement dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	12/21/07
10.15	Amendment No. 2 to Lease, dated October 4, 1995, amending Lease Agreement dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.17	12/21/07
10.16	Amendment No. 1 to Lease, dated July 18, 2001, amending Lease Agreement dated August 24, 1995, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.18	12/21/07
10.17	Lease dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership	10-Q	000-19807	10.28	05/14/96

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.18	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying Synopsys, Inc. of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07
10.19	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC					X
10.20*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02
10.21*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	03/31/10
10.22*	International Employee Stock Purchase Plan, as amended	10-K	000-19807	10.22	12/22/08
10.23*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/09/09
10.24*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03
10.25*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99
10.26	Credit Agreement dated October 20, 2006 among Synopsys, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-19807	10.25	10/25/06
10.27	Credit Agreement, dated October 14, 2011, among Synopsys, Inc. as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and Union Bank, N.A. as Co-Documentation Agents, and JPMorgan Chase Bank, N.A. as Administrative Agent	8-K	000-19807	10.43	10/18/11
10.28*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05
10.29*	Director Compensation Arrangements
10.30*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.30	03/31/10
10.31*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05
10.32*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08
10.33*	Form of Restricted Stock Grant Notice and Award Agreement under 2005 Non-Employee Directors Equity Incentive Plan					X
10.34*	Form of Stock Options Grant Notice and Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan					X
10.35*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.33	03/25/11
10.36*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.37	09/02/11

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.37*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.34	09/02/11
10.38	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between Synopsys, Inc. and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.41	09/12/06
10.39	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between Synopsys, Inc. and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.42	09/12/06
10.40*	ISE Milestone Compensation Plan	10-K	000-19807	10.48	12/21/07
10.41*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	01/28/10
10.42*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08
10.43*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08
10.44*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOPSYS, INC.

Date: December 15, 2011	By:	/s/ Brian M. Beattie
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ AART J. DE GEUS Aart J. de Geus	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	December 15, 2011

/S/ BRIAN M. BEATTIE Brian M. Beattie	Chief Financial Officer (Principal Financial Officer)	December 15, 2011

/S/ ESFANDIAR NADDAF Esfandiar Naddaf	Vice President, Corporate Controller (Principal Accounting Officer)	December 15, 2011

/S/ CHI-FOON CHAN Chi-Foon Chan	President, Chief Operating Officer and Director	December 15, 2011

/S/ ALFRED J. CASTINO Alfred J. Castino	Director	December 15, 2011

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	December 15, 2011

/S/ DEBORAH A. COLEMAN Deborah A. Coleman	Director	December 15, 2011

/S/ CHRYSOSTOMOS L. NIKIAS	Director	December 15, 2011
Chrysostomos L. Nikias

/S/ JOHN G. SCHWARZ John G. Schwarz	Director	December 15, 2011

/S/ ROY VALLEE Roy Vallee	Director	December 15, 2011

/S/ STEVEN C. WALSKE Steven C. Walske	Director	December 15, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Synopsys, Inc., Magma Design Automation, Inc. and Lotus Acquisition Corp. dated November 30, 2011	8-K	000-19807	2.1	12/01/11
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	06/03/09
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	07/14/11
10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)
10.3	Lease Agreement, dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	S-1	33-45138	10.6	02/24/92 (effective date)
10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04
10.5	Lease Agreement, dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	Fiscal year ended September 30, 1992
10.6	Lease Agreement, dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	Fiscal year ended September 30, 1993
10.7	Lease Agreement, dated August 24, 1995, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.21	Fiscal year ended September 30, 1995
10.8	Amendment No. 6 to Lease, dated July 18, 2001, amending Lease Agreement dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.10	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.9	Amendment No. 5 to Lease dated October 4, 1995, amending Lease Agreement dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1997 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1997 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.11	12/21/07
10.10	Amendment No. 3 to Lease, dated June 23, 1993, amending Lease Agreement dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.12	12/21/07
10.11	Amendment No. 1 to Lease, dated June 16, 1992, amending Lease Agreement dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.13	12/21/07
10.12	Amendment No. 4 to Lease, dated July 18, 2001, amending Lease Agreement dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.14	12/21/07
10.13	Amendment No. 3 to Lease, dated October 4, 1995, amending Lease Agreement dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.15	12/21/07
10.14	Amendment No. 3 to Lease, dated July 18, 2001, amending Lease Agreement dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.16	12/21/07
10.15	Amendment No. 2 to Lease, dated October 4, 1995, amending Lease Agreement dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.17	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.16	Amendment No. 1 to Lease, dated July 18, 2001, amending Lease Agreement dated August 24, 1995, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Survivor’s Trust), and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended	10-K	000-19807	10.18	12/21/07
10.17	Lease dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership	10-Q	000-19807	10.28	05/14/96
10.18	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying Synopsys, Inc. of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07
10.19	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC					X
10.20*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02
10.21*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	03/31/10
10.22*	International Employee Stock Purchase Plan, as amended	10-K	000-19807	10.22	12/22/08
10.23*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/09/09
10.24*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03
10.25*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99
10.26	Credit Agreement dated October 20, 2006 among Synopsys, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, BNP Paribas and Wells Fargo Bank, N.A., as Co-Documentation Agents, Bank of America as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-19807	10.25	10/25/06
10.27	Credit Agreement, dated October 14, 2011, among Synopsys, Inc. as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and Union Bank, N.A. as Co-Documentation Agents, and JPMorgan Chase Bank, N.A. as Administrative Agent	8-K	000-19807	10.43	10/18/11
10.28*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05
10.29*	Director Compensation Arrangements
10.30*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.30	03/31/10
10.31*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05
10.32*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08
10.33*	Form of Restricted Stock Grant Notice and Award Agreement under 2005 Non-Employee Directors Equity Incentive Plan					X
10.34*	Form of Stock Options Grant Notice and Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan					X
10.35*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.33	03/25/11
10.36*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.37	09/02/11

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.37*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.34	09/02/11
10.38	Second Amendment to Lease dated August 31, 2006 amending Mary Avenue Industrial Lease between Synopsys, Inc. and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.41	09/12/06
10.39	First Amendment to Lease dated July 15, 1996 amending Mary Avenue Industrial Lease between Synopsys, Inc. and Tarigo-Paul, LLC dated January 2, 1996	8-K	000-19807	10.42	09/12/06
10.40*	ISE Milestone Compensation Plan	10-K	000-19807	10.48	12/21/07
10.41*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	01/28/10
10.42*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08
10.43*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08
10.44*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this annual report)					X
31.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.