Form 10-Q
period 2012-01-31
SYNOPSYS INC
filed 2012-03-06
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

As of February 29, 2012, there were 145,795,657 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$811,339	$855,077
Short-term investments	132,150	148,997

Total cash, cash equivalents and short-term investments	943,489	1,004,074
Accounts receivable, net of allowances of $2,685 and $2,489, respectively	213,763	203,124
Deferred income taxes	58,670	58,536
Income taxes receivable	22,369	25,545
Prepaid and other current assets	51,359	46,776

Total current assets	1,289,650	1,338,055
Property and equipment, net	157,219	159,517
Goodwill	1,295,485	1,289,286
Intangible assets, net	181,515	196,031
Long-term deferred income taxes	267,078	281,056
Other long-term assets	108,053	103,389

Total assets	$3,299,000	$3,367,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$204,543	$302,176
Accrued income taxes	6,630	3,079
Deferred revenue	652,655	703,555

Total current liabilities	863,828	1,008,810
Long-term accrued income taxes	82,203	92,940
Other long-term liabilities	111,031	108,076
Long-term deferred revenue	70,133	56,208

Total liabilities	1,127,195	1,266,034
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 143,943 and 143,308 shares outstanding, respectively	1,439	1,433
Capital in excess of par value	1,540,528	1,521,327
Retained earnings	1,001,409	957,517
Treasury stock, at cost: 13,321 and 13,956 shares, respectively	(347,416)	(358,032)
Accumulated other comprehensive income (loss)	(24,155)	(20,945)

Total stockholders’ equity	2,171,805	2,101,300

Total liabilities and stockholders’ equity	$3,299,000	$3,367,334

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,
	2012	2011
Revenue:
Time-based license	$355,894	$295,609
Upfront license	28,512	26,535
Maintenance and service	41,090	42,500

Total revenue	425,496	364,644
Cost of revenue:
License	57,722	50,523
Maintenance and service	18,744	20,547
Amortization of intangible assets	13,388	13,235

Total cost of revenue	89,854	84,305

Gross margin	335,642	280,339
Operating expenses:
Research and development	132,875	120,740
Sales and marketing	95,404	79,324
General and administrative	33,839	29,865
Amortization of intangible assets	3,521	3,748

Total operating expenses	265,639	233,677

Operating income	70,003	46,662
Other income (expense), net	3,826	5,670

Income before provision for income taxes	73,829	52,332
Provision (benefit) for income taxes	17,135	4,106

Net income	$56,694	$48,226

Net income per share:
Basic	$0.39	$0.32

Diluted	$0.39	$0.31

Shares used in computing per share amounts:
Basic	143,882	149,016

Diluted	147,113	153,640

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2012	2011
Cash flow from operating activities:
Net income	$56,694	$48,226
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	31,965	31,676
Stock compensation	16,248	15,247
Allowance for doubtful accounts	497	550
Write-down of long-term investments	—	908
Deferred income taxes	14,533	3,371
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(11,102)	10,614
Prepaid and other current assets	(8,972)	(14,786)
Other long-term assets	(3,457)	(4,920)
Accounts payable and other liabilities	(93,556)	(83,276)
Income taxes	(5,161)	(16,829)
Deferred revenue	(37,007)	(30,414)

Net cash used in operating activities	(39,318)	(39,633)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	34,039	19,049
Purchases of short-term investments	(18,179)	(23,957)
Purchases of property and equipment	(11,016)	(10,217)
Cash paid for acquisitions and intangible assets, net of cash acquired	(5,623)	(2,741)
Capitalization of software development costs	(735)	(713)

Net cash used in investing activities	(1,514)	(18,579)

Cash flows from financing activities:
Principal payments on capital leases	(1,081)	(655)
Issuances of common stock	41,106	52,464
Purchase of equity forward contract	(20,000)	—
Purchases of treasury stock	(20,000)	(64,997)

Net cash provided by (used in) financing activities	25	(13,188)
Effect of exchange rate changes on cash and cash equivalents	(2,931)	(3,395)

Net change in cash and cash equivalents	(43,738)	(74,795)
Cash and cash equivalents, beginning of year	855,077	775,407

Cash and cash equivalents, end of period	$811,339	$700,612

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

Note 2. Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2011 as filed with the SEC on December 16, 2011.

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

Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2012 will be a 53-week year and will end November 3, 2012, and fiscal 2011 was a 52-week year and ended on October 29, 2011. Our results of operations for the first quarters of fiscal 2012 and 2011 included 14 weeks and 13 weeks, respectively, and ended on February 4, 2012 and January 29, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Subsequent Events. The Company has evaluated subsequent events through the date that the financial statements were issued.

Note 3. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments include money market funds and municipal securities and are classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at January 31, 2012
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$164,802	$—	$—	$—	$164,802
Money market funds (U.S.)	27,662	—	—	—	27,662
Cash deposits and money market funds (International)	618,875			—	618,875
Municipal securities	131,855	330	(35)	—	132,150

	943,194	330	(35)	—	943,489

Classified as non-current assets:
Strategic investments	3,982	—	—	—	3,982

Total	$947,176	$330	$(35)	$—	$947,471

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2011
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$149,998	$—	$—	$—	$149,998
Money market funds (U.S.)	55,267	—	—	—	55,267
Cash deposits and money market funds (International)	649,812	—	—	—	649,812
Municipal securities	148,850	296	(149)	—	148,997

	1,003,927	296	(149)	—	1,004,074

Classified as non-current assets:
Strategic investments	3,982	—	—	—	3,982

Total	$1,007,909	$296	$(149)	$—	$1,008,056

(1)	See Note 4 for further discussion of fair values.

As of January 31, 2012, the stated maturities of the Company’s short-term investments are:

Fair Value
(in thousands)
Due in 1 year or less	$83,365
Due in 1–5 years	22,332
Due in 6–10 years	11,602
Due after 10 years	14,851

Total	$132,150

Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss), or OCI. The cost of securities sold is based on the specific identification method, and realized gains and losses are included in other income (expense), net. Realized gains and losses on sales of short-term investments have not been material in any period presented.

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

The duration of forward contracts ranges from one month to 21 months, the majority of which are short term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. Further, the Company anticipates continued performance by all counterparties to such agreements.

The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or other current liabilities in the unaudited condensed consolidated balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of 21 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss), in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect most of the hedge balance in OCI to be reclassified to the statements of operations within the next twelve months.

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

The effects on the changes in the fair values of non-designated forward contracts for the first quarter of fiscal years 2012 and 2011 are summarized as follows:

	Three Months ended January 31,
	2012	2011
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(199)	$2,168

Foreign currency forward contracts outstanding are as follows:

	As of January 31, 2012	As of October 31, 2011
	(in thousands)
Total gross notional amount	$533,485	$599,844
Net fair value	$(15,112)	$(14,695)

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of January 31, 2012 and October 31, 2011, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2012
Other current assets	$1,202	$180
Other current liabilities	$16,433	$61

As of October 31, 2011
Other current assets	$2,161	$—
Other current liabilities	$16,827	$29

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2012
Foreign exchange contracts	Revenue	$416	Revenue	$(1,610)
Foreign exchange contracts	Operating expenses	(5,100)	Operating expenses	(1,843)

Total		$(4,684)		$(3,453)

Three months ended January 31, 2011
Foreign exchange contracts	Revenue	$1,361	Revenue	$(2,926)
Foreign exchange contracts	Operating expenses	(502)	Operating expenses	(732)

Total		$859		$(3,658)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2012
Foreign exchange contracts	$76	$401
For the three months ended January 31, 2011
Foreign exchange contracts	$(40)	$(284)

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. The Company recorded a reduction of $2.3 million and $0.2 million during the three months ended January 31, 2012 and January 31, 2011, respectively, in research and development expenses due to the change in fair value of the liability for the contingent consideration. As of January 31, 2012 and October 31, 2011, the fair value of the liabilities for contingent consideration was estimated at $2.8 million and $4.3 million, respectively. No cash has been paid related to these liabilities as of January 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2012:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$515,617	$515,617	$—	$—
Short-term investments:
Municipal securities	132,150	—	132,150	—
Prepaid and other current assets:
Foreign currency derivative contracts	1,382	—	1,382	—
Other long-term assets:
Deferred compensation plan assets	93,946	93,946	—	—

Total assets	$743,095	$609,563	$133,532	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$16,494	$—	$16,494	$—
Contingent consideration(1)	1,416	—	—	1,416
Other long-term liabilities:
Contingent consideration(1)	1,336	—	—	1,336

Total liabilities	$19,246	$—	$16,494	$2,752

(1)	Includes addition of contingent consideration of $0.7 million arising from a business combination completed during fiscal 2012 which is payable over 2 years.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2011:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$543,770	$543,770	$—	$—
Short-term investments:
Municipal securities	148,997	—	148,997	—
Prepaid and other current assets:
Foreign currency derivative contracts	2,161	—	2,161	—
Other long-term assets:
Deferred compensation plan assets	90,060	90,060	—	—

Total assets	$784,988	$633,830	$151,158	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$16,856	$—	$16,856	$—
Contingent consideration	2,096	—	—	2,096
Other long-term liabilities:
Contingent consideration	2,200	—	—	2,200

Total liabilities	$21,152	$—	$16,856	$4,296

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than-temporary decline in value has occurred. As of January 31, 2012, the carrying value of these investments was $4.0 million.

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

The Company did not recognize any impairment during the three months ended January 31, 2012.

Note 5. Business Combinations

During the three months ended January 31, 2012, the Company completed an acquisition for an initial cash consideration of $5.6 million, net of cash acquired, and preliminarily allocated the total purchase consideration to the assets and liabilities acquired based on their respective fair values at the acquisition date. This acquisition is not considered material individually to the Company’s unaudited condensed consolidated balance sheet and results of operations. The unaudited condensed consolidated financial statements include the operating results of the acquired business from the date of acquisition.

Note 6. Goodwill and Intangible Assets

Goodwill as of January 31, 2012 consisted of the following:

(in thousands)
Balance at October 31, 2011	$1,289,286
Addition(1)	5,458
Adjustment(2)	741

Balance at January 31, 2012	$1,295,485

(1)	Addition relates to an acquisition in the current quarter.
(2)	Adjustment relates to achievement of certain milestones relating to a contingent consideration for an acquisition that closed prior to fiscal 2010.

Intangible assets as of January 31, 2012 consisted of the following:

	Gross Assets(1)	Accumulated Amortization(1)	Net Assets
	(in thousands)
Core/developed technology	$228,328	$115,766	$112,562
Customer relationships	80,838	34,451	46,387
Contract rights intangible	33,400	21,808	11,592
Covenants not to compete	2,530	2,176	354
Trademarks and trade names	6,400	2,816	3,584
In-process research and development (IPR&D)(2)	3,725	—	3,725
Capitalized software development costs	11,980	8,669	3,311

Total	$367,201	$185,686	$181,515

(1)	During the first quarter of fiscal 2012, the Company acquired $2.4 million of additional intangible assets.
(2)	IPR&D is reclassified to Core/developed technology upon completion.

Intangible assets as of October 31, 2011 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$226,928	$104,391	$122,537
Customer relationships	80,238	31,250	48,988
Contract rights intangible	33,300	19,801	13,499
Covenants not to compete	2,530	2,105	425
Trademarks and trade names	6,400	2,561	3,839
In-process research and development (IPR&D)(1)	3,425	—	3,425
Capitalized software development costs	11,245	7,927	3,318

Total	$364,066	$168,035	$196,031

(1)	IPR&D is reclassified to Core/developed technology upon completion.

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2012	2011
	(in thousands)
Core/developed technology	$11,376	$11,318
Customer relationships	3,201	3,193
Contract rights intangible	2,007	2,167
Covenants not to compete	70	50
Trademarks and trade names	255	255
Capitalized software development costs(1)	742	739

Total	$17,651	$17,722

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2012	$49,281
2013	54,065
2014	33,688
2015	19,105
2016	13,458
2017 and thereafter	8,193
IPR&D(1)	3,725

Total	$181,515

(1)	IPR&D projects are estimated to be completed within two years as of January 31, 2012. Amortization will begin upon project completion or the asset will be written off upon abandonment.

Note 7. Liabilities

Accounts payable and accrued liabilities consist of:

	January 31, 2012	October 31, 2011
	(in thousands)
Payroll and related benefits	$142,482	$238,691
Other accrued liabilities	48,381	53,173
Accounts payable	9,254	6,956
Acquisition-related costs	4,426	3,356

Total	$204,543	$302,176

Other long-term liabilities consist of:

	January 31, 2012	October 31, 2011
	(in thousands)
Deferred compensation liability	$93,946	$90,060
Other long-term liabilities	17,085	18,016

Total	$111,031	$108,076

Note 8. Credit Facility

On October 14, 2011, the Company entered into a five-year, $350.0 million senior unsecured revolving credit facility providing for loans to the Company and its foreign subsidiaries. The facility replaces the Company’s previous $300.0 million senior unsecured facility, which was terminated effective October 14, 2011. The facility contains financial covenants requiring the Company to operate within a maximum leverage ratio and specified levels of cash, as well as other non-financial covenants. The facility terminates on October 14, 2016. Borrowings under the facility bear interest at a floating rate based on a margin over the Company’s choice of base rates as defined in the credit agreement. In addition, commitment fees are payable on the facility at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio. As of January 31, 2012, the Company had no outstanding borrowings under this credit facility and was in compliance with all covenants. Also, see Note 18, Subsequent Events.

Note 9. Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended January 31,
	2012	2011
	(in thousands)
Net income	$56,694	$48,226
Change in unrealized (loss) gain on investments, net of tax of $(59) and $168, respectively	90	(153)
Deferred gain (loss) on cash flow hedges, net of tax of $929 and $79, respectively	(4,706)	998
Reclassification adjustment on deferred loss (gain) on cash flow hedges, net of tax of $(988) and $(861), respectively	3,453	3,698
Foreign currency translation adjustment	(2,047)	(1,959)

Total	$53,484	$50,810

Note 10. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2012, $272.4 million remained available for further repurchases under the program.

On September 30, 2011, the Company entered into an accelerated share repurchase agreement (the “September 2011 ASR”) to repurchase an aggregate of $75.0 million of the Company’s common stock. Pursuant to the September 2011 ASR, the Company made a prepayment of $75.0 million and received an initial share delivery of 1,710,376 shares of the Company’s common stock. The initial share delivery was valued at $41.7 million and was recorded as treasury stock in the consolidated balance sheet as of October 31, 2011. The remaining balance of $33.3 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in the consolidated balance sheet as of October 31, 2011. The equity forward contract was settled with 1,105,457 shares of the Company’s common stock during the first quarter of fiscal 2012.

On January 6, 2012, the Company entered into an additional accelerated share repurchase agreement (the “January 2012 ASR”) to repurchase an aggregate of $40.0 million of the Company’s common stock. Pursuant to the January 2012 ASR, the Company made a prepayment of $40.0 million and received an initial share delivery of 744,325 shares of the Company’s common stock. The initial share delivery was valued at $20.0 million and was recorded as treasury stock in the unaudited condensed consolidated balance sheet as of January 31, 2012. The remaining balance of $20.0 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in the unaudited condensed consolidated balance sheet as of January 31, 2012. Under the terms of the January 2012 ASR, the specific number of shares that the Company ultimately repurchases will be based on the volume weighted average share price of the Company’s common stock during the repurchase period, less a discount.

Stock repurchase activities are as follow:

	Three Months Ended January 31,
	2012	2011
	(in thousands, except per share price)
Shares repurchased	1,850	2,419
Average purchase price per share	$28.83	$26.87
Aggregate purchase price(1)	$53,335	$64,997
Reissuance of treasury stock	2,485	3,186

(1)	Includes $33.3 million from the settlement of the September 2011 ASR equity forward contract. Does not include $20.0 million from the January 2012 ASR referenced above.

Note 11. Stock Compensation

The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2012	2011
	(in thousands)
Cost of license	$1,755	$1,493
Cost of maintenance and service	446	354
Research and development expense	7,553	7,842
Sales and marketing expense	3,291	2,638
General and administrative expense	3,203	2,920

Stock compensation expense before taxes	16,248	15,247
Income tax benefit	(3,560)	(4,465)

Stock compensation expense after taxes	$12,688	$10,782

As of January 31, 2012, there was $107.6 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.8 years.

The intrinsic value of equity awards exercised during the periods below is as follows:

	Three Months Ended January 31,
	2012	2011
	(in thousands)
Intrinsic value of awards exercised	$17,969	$15,049

Note 12. Net Income per Share

The Company computes basic net income per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the dilution from potential common shares outstanding, such as stock options and unvested restricted stock units and awards, during the period using the treasury stock method.

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share.

	Three Months Ended January 31,
	2012	2011
	(in thousands)
Numerator:
Net income	$56,694	$48,226
Denominator:
Weighted-average common shares for basic net income per share	143,882	149,016
Dilutive effect of potential common shares from equity-based compensation	3,231	4,624

Weighted-average common shares for diluted net income per share	147,113	153,640

Net income per share:
Basic	$0.39	$0.32
Diluted	$0.39	$0.31
Anti-dilutive employee stock-based awards excluded(1)	3,876	3,561

(1)	These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

The Company provides software and hardware products and consulting services in the EDA software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses of the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment.

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended January 31,
	2012	2011
	(in thousands)
Revenue:
United States	$197,682	$166,700
Europe	54,616	49,329
Japan	77,121	66,601
Asia Pacific and Other	96,077	82,014

Consolidated	$425,496	$364,644

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for 10.6% and 10.9% of the Company’s unaudited condensed consolidated revenue in the three months ended January 31, 2012 and 2011, respectively.

Note 14. Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2012	2011
	(in thousands)
Interest income	$478	$614
Gain (loss) on assets related to deferred compensation plan	2,620	3,238
Foreign currency exchange gain (loss)	25	2,611
Write-down of long-term investments	—	(908)
Other, net	703	115

Total	$3,826	$5,670

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2012	2011
	(in thousands)
Income before income taxes	$73,829	$52,332
Provision for income tax	$17,135	$4,106
Effective tax rate	23.2%	7.8%

The Company’s effective tax rate for the three months ended January 31, 2012 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations as well as the U.S. federal R&D tax credit, partially offset by non-deductible stock compensation. The effective tax rate increased in the three months ended January 31, 2012, as compared to the same period in fiscal 2011, primarily due to the extension of the U.S. federal R&D credit in fiscal 2011, which resulted in an additional tax credit for ten months of fiscal 2010 as well as a full year credit for fiscal 2011, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011. The Company files income tax returns in the U.S. and various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the United States for fiscal years after 2009. The Company’s subsidiaries in Taiwan and Hungary remain subject to tax examinations for fiscal years after 2005 and the subsidiaries in Japan and Ireland remain subject to tax examinations for fiscal years after 2006. See IRS Examinations below for the status of our current federal income tax audits.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $178 million.

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

Non-U.S. Examinations

The Company’s subsidiaries are being audited in a number of jurisdictions, including Taiwan (for fiscal 2008 and 2010) and Hungary (for fiscal years after 2005). The Company believes that it has adequately provided for potential tax adjustments in both jurisdictions, including interest. The Hungarian tax authorities have disallowed the Company’s claim to tax benefits with respect to certain intercompany charges, which would result in additional tax and interest for the years under examination and for subsequent years. In addition, Hungarian tax rules provide for penalties of up to 50% of the amount of additional tax, which may be abated if certain requirements are met, and are subject to further administrative appeal. The Company believes that it has meritorious defenses against the imposition of significant penalties and accordingly has not provided for such penalties in its financial statements.

Note 16. Contingencies

On November 30, 2011, the Company entered into a definitive agreement pursuant to which the Company, through its wholly owned subsidiary, agreed to acquire 100% of the outstanding common stock of Magma Design Automation, Inc. (Magma) in exchange for cash. Subsequent to the end of the quarter, the Company completed the Magma acquisition; also, see Note 18, Subsequent Events.

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations.

In connection with the Company’s definitive merger agreement to acquire Magma, four putative stockholder class actions were filed against Magma, Magma’s board of directors, Synopsys and the Synopsys merger subsidiary on December 5, 2011, December 9, 2011, December 13, 2011, and December 19, 2011, in state court in California and Delaware (collectively, the Magma Lawsuits). The Magma Lawsuits allege, among other things, that Magma and its directors breached their fiduciary duties to Magma’s stockholders in negotiating and entering into the definitive merger agreement and by agreeing to sell Magma at an unfair price, and that Magma and Synopsys aided and abetted these alleged breaches of fiduciary duties. Subsequent to the end of the quarter, the parties to the Magma Lawsuits entered into a memorandum of understanding; also, see Note 18, Subsequent Events.

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. filed a patent infringement lawsuit against the Company. The lawsuit alleges, among other things, that the Company’s VCS functional verification tool, and more specifically its VCS multicore technology and VCS Cloud product, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction.

Note 17. Effect of New Accounting Pronouncements

The effect of recent accounting pronouncements has not changed from the Company’s Annual Report on the Form 10-K for the fiscal year ended October 31, 2011.

Note 18. Subsequent Events

On February 10, 2012, the parties to the Magma Lawsuits entered into a memorandum of understanding (MOU) in which they agreed on the terms of a proposed settlement of the lawsuits, which would include the dismissal with prejudice of all claims against all of the defendants. Pursuant to the MOU, Magma agreed to make certain additional disclosures concerning Magma’s acquisition by Synopsys, which supplemented the information provided in Magma’s proxy statement filed with the Securities and Exchange Commission on January 10, 2012, and to pay certain legal fees and expenses of plaintiffs’ counsel. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Magma’s stockholders.

On February 17, 2012, the Company entered into an amended and restated credit agreement with several lenders (the “Credit Agreement”) providing for (i) a $350.0 million senior unsecured revolving credit facility and (ii) a $150.0 million senior unsecured term loan facility. The Credit Agreement amends and restates the Company’s previous credit agreement providing for the credit facility referred to in Note 8, in order to add a new term loan facility to finance a portion of the purchase price for the acquisition of Magma on February 22, 2012. Other than the inclusion of the new term loan facility, the terms and conditions of the Credit Agreement are substantially similar to the previous credit agreement. The Credit Agreement terminates on October 14, 2016. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain specified levels of cash, as well as other non-financial covenants. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of base rates as defined in the Credit Agreement. In addition, commitment fees are payable on the revolving credit facility at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment. The Company has drawn down $100.0 million under the revolving credit facility and $150.0 million under the term loan facility as of March 6, 2012. The Company expects its borrowings under the Credit Agreement will fluctuate from quarter to quarter.

On February 22, 2012, the Company completed its previously-announced acquisition of Magma. Pursuant to the merger agreement governing the acquisition, each share of Magma common stock issued and outstanding immediately prior to the acquisition was converted into the right to receive $7.35 in cash, without interest, on the terms and subject to the conditions set forth in the merger agreement. In addition, certain equity awards held by employees of Magma were converted into cash or assumed and converted into the Company’s equity awards per the terms of the merger agreement. The total merger consideration was approximately $523.1 million, net of cash acquired. The Company funded the acquisition with existing cash and borrowings under the Credit Agreement. The initial accounting for this acquisition is incomplete due to the limited amount of time between the date of the acquisition and the filing of the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular the following discussion, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” the negatives of such terms, or other comparable terminology. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the expected growth in the semiconductor industry, our positive business outlook, the ability of our prior acquisitions, including Magma, to drive revenue growth, the percent of revenue with which we expect to enter each quarter, our expectations with respect to organic and inorganic growth opportunities, our ability to make adjustments to our business as market conditions change and to successfully compete in the electronic design automation industry, our ability to successfully execute our strategies, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, and our future liquidity requirements.

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

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1. of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, as filed with the SEC on December 16, 2011.

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

Even with the continued instability of the global markets, our business outlook remains strong based on our business model, strong financials, diligent expense management, and acquisition strategy. In addition, consumer demand for electronics has been solid, particularly the demand for mobile devices. Through our recent acquisitions, we have enhanced our technology and expanded our product portfolio and our total addressable market, especially in IP and system-level solutions, which we believe will help drive revenue growth. On February 22, 2012, we completed our acquisition of Magma Design Automation, Inc. (Magma). We expect the acquisition of Magma will enable us to accelerate delivery of state-of-the art technology to our customers. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us to continue to successfully execute our strategies.

Fiscal Year End

Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2012 will be a 53-week year and will end on November 3, 2012, which will impact our revenue, expenses and operating results. Fiscal 2011 was a 52-week year and ended on October 29, 2011.

Our results of operations for the first quarters of fiscal 2012 and 2011 included 14 weeks and 13 weeks, respectively, and ended on February 4, 2012 and January 29, 2011, respectively. The extra week in the first quarter of fiscal 2012 resulted in approximately $26 million of additional revenue, related primarily to time-based licenses, and approximately $16 million of additional expenses.

For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the applicable calendar month ends of January 31, 2012 and 2011 as the ends of the first quarters of fiscal 2012 and 2011, respectively.

Financial Performance Summary for the Three Months Ended January 31, 2012

•	We continue to derive more than 90% of our revenue from time-based licenses, maintenance and services.

•

Our total revenue of $425.5 million was up by $60.9 million, or 17%, from $364.6 million in the same period of fiscal 2011. The increase in the current quarter was attributable to our overall growth, primarily in our time-based license revenue, and to an extra week in the first quarter of fiscal 2012.

•

Our cost of revenue and operating expenses of $355.5 million increased by $37.5 million, or 12%, compared to the same period of fiscal 2011 primarily due to an increase in employee-related costs driven by increased headcount, including those from acquisitions, and due to an extra week in the first quarter of fiscal 2012.

•

Net income of $56.7 million was up by $8.5 million, or 18%, from $48.2 million in the same period of fiscal 2011. The increase was primarily due to the improved performance during the quarter and the positive impact of the additional week in fiscal 2012 as explained above, but was offset partly by increased tax expense.

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

We describe our revenue recognition policy below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed with the SEC on December 16, 2011.

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

We also enter into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, for example, royalty arrangements. We refer to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the applicable event occurs. Such revenue is reported as “time-based revenue” in the unaudited condensed consolidated statements of operations. Historically, these arrangements have not been material to our total revenue.

We recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is reported as “upfront license revenue” in the unaudited condensed consolidated statements of operations. Hardware sales have not been material to our total revenue.

We infrequently enter into multiple-element arrangements that contain both software and non-software deliverables such as hardware. On a prospective basis beginning in the first quarter of fiscal 2011, we applied accounting guidance for revenue arrangements with multiple deliverables to these contracts. Such arrangements have not had a material effect on our unaudited condensed consolidated financial statements and are not expected to have a material effect on subsequent periods.

We have determined that the software and non-software deliverables in our contracts are separate units of accounting. Accordingly, we allocate the arrangement consideration to separate units of accounting based on estimated standalone selling prices (ESP) because we do not have objective evidence of standalone selling prices. We estimate the standalone selling prices of our separate units of accounting considering both market conditions and our own specific conditions. For hardware deliverables, we determine ESP using gross margin because we have consistent pricing practices and gross margins for these products. Determining the ESP for software deliverables requires significant judgment. We determine ESP for software deliverables after considering customer geographies, market demand and competition at the time of contract negotiation, gross margin objectives, existing portfolio pricing practices, contractually stated prices and prices for similar historical transactions.

We recognize revenue for the separate units of accounting when all revenue recognition criteria are met. Revenue allocated to hardware units of accounting is recognized upon delivery when all other revenue recognition criteria are met. Revenue allocated to software units of accounting is recognized according to the methods described above depending on the software license type (TSL, term license or perpetual license).

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

Total Revenue

	January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Three months ended	$425.5	$364.6	$60.9	17%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms, the timing and value of contract renewals and the sale of products associated with prior-year acquisitions.

The increase in total revenue for the three months ended January 31, 2012 compared to the same period in fiscal 2011 was due to our overall growth, primarily in time-based license revenue, and due to the first quarter of fiscal 2012 having an extra week, compared to fiscal 2011, which resulted in additional revenue of approximately $26 million.

Time-Based License Revenue

	January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Three months ended	$355.9	$295.6	$60.3	20%
Percentage of total revenue	84%	81%

The increase in time-based license revenue for the three months ended January 31, 2012 compared to the same period in fiscal 2011 was primarily attributable to increases in TSL license revenue from arrangements booked in prior periods, the extra week in the first quarter of fiscal 2012 compared to fiscal 2011, and to a lesser extent, higher contingent revenue from royalties.

Upfront License Revenue

	January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Three months ended	$28.5	$26.5	$2.0	8%
Percentage of total revenue	7%	7%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements which can drive the amount of upfront orders and revenue in any particular period. The increase in upfront license revenue for the three months ended January 31, 2012 compared to the same period in fiscal 2011 was primarily attributable to the increase in sales of our hardware products.

Maintenance and Service Revenue

	January 31,
	2012	2011	$ Change	$ Change
	(dollars in millions)
Three months ended
Maintenance revenue	$17.8	$19.9	$(2.1)	(11)%
Professional services and other revenue	23.3	22.6	0.7	3%

Total maintenance and service revenue	$41.1	$42.5	$(1.4)	(3)%

Percentage of total revenue	10%	12%

Maintenance revenue decreased in the three months ended January 31, 2012 compared to the same period in fiscal 2011. The fluctuation in maintenance revenue was generally attributable to the timing of renewals of maintenance contracts, partially offset by the additional revenue recognized in the first quarter of fiscal 2012 due to an extra week compared to fiscal 2011.

Professional services and other revenue marginally increased in the three months ended January 31, 2012 compared to the same period in fiscal 2011, due to an increase in consulting contracts.

Cost of Revenue

	January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$57.7	$50.5	$7.2	14%
Cost of maintenance and service revenue	18.8	20.6	(1.8)	(9)%
Amortization of intangible assets	13.4	13.2	0.2	2%

Total	$89.9	$84.3	$5.6	7%

Percentage of total revenue	21%	23%

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

Amortization of intangible assets. Amortization of intangible assets, which are amortized to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

The increase in cost of revenue in the three months ended January 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $3.1 million in personnel-related costs as a result of headcount increases, an increase of $2.2 million in hardware costs, and one additional week of costs of approximately $2.2 million in fiscal 2012 compared with fiscal 2011. The increases were partially offset by a decrease of $1.2 million in maintenance and support services.

As a percentage of revenue, cost of revenue marginally decreased in the three months ended January 31, 2012 compared to the same period in fiscal 2011 due to an increase in time-based revenue as a percentage of total revenue.

Operating Expenses

Research and Development

	January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Three months ended	$132.9	$120.7	$12.2	10%
Percentage of total revenue	31%	33%

The increase in research and development expenses in the three months ended January 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $6.6 million in personnel-related costs, and one additional week of expenses of approximately $7.5 million in fiscal 2012. The increases were partially offset by a $2.3 million decrease in our contingent consideration liability related to a fiscal 2010 acquisition.

Sales and Marketing

	January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Three months ended	$95.4	$79.3	$16.1	20%
Percentage of total revenue	22%	22%

The increase in sales and marketing expenses in the three months ended January 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $8.2 million for personnel-related costs and training conferences, an increase of $3.4 million in variable compensation due to higher shipments and one additional week of expenses of approximately $4.9 million in fiscal 2012.

General and Administrative

	January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Three months ended	$33.8	$29.9	$3.9	13%
Percentage of total revenue	8%	8%

The increase in general and administrative expenses for the three months ended January 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $2.5 million in professional services, an increase of $2.0 million in personnel-related costs and one additional week of expenses of approximately $1.6 million in fiscal 2012. The increases were partially offset by a decrease of $1.3 million in functionally allocated expenses as a result of increased headcount in other functional areas.

Amortization of Intangible Assets

	January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$13.4	$13.2	$0.2	2%
Included in operating expenses	3.5	3.7	(0.2)	(5)%

Total	$16.9	$16.9	$0.0	0%

Percentage of total revenue	4%	5%

Amortization of intangible assets for the three months ended January 31, 2012 remained flat compared to the same period in fiscal 2011. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), net

	Three Months Ended January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Interest income	$0.5	$0.6	$(0.1)	(17)%
Gain (loss) on assets related to deferred compensation plan	2.6	3.3	(0.7)	(21)%
Foreign currency exchange gain (loss)	0.0	2.6	(2.6)	(100)%
Write-down of long-term investments	—	(0.9)	0.9	(100)%
Other, net	0.7	0.1	0.6	600%

Total	$3.8	$5.7	$(1.9)	(33)%

The decrease in other income (expense), net in the three months ended January 31, 2012 compared to the same period in fiscal 2011 was primarily due to foreign currency exchange fluctuations.

Taxes

Our effective tax rate for the three months ended January 31, 2012 as compared to the three months ended January 31, 2011 was higher principally due to the extension of the U.S. federal R&D credit in fiscal 2011, which resulted in an additional tax credit for ten months of fiscal 2010 as well as a full year credit for fiscal 2011, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our credit agreement.

As of January 31, 2012, we held an aggregate of $195.1 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $748.4 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations are indefinitely needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our balance sheet and cash flows, and other commitments of our liquidity and capital resources during the three months ended January 31, 2012.

Cash, Cash Equivalents and Short-Term Investments

	January 31, 2012	October 31, 2011	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$811.3	$855.1	$(43.8)	(5)%
Short-term investments	132.2	149.0	(16.8)	(11)%

Total	$943.5	$1,004.1	$(60.6)	(6)%

Our cash used in operating activities was $39.3 million in the first quarter of fiscal 2012.

Other cash activities were (1) proceeds from issuances of common stock of $41.1 million partially offset by share repurchases of $20.0 million and an equity forward contract purchase of $20.0 million, (2) purchases of property and equipment of $11.0 million, (3) payments for acquisitions, net of cash acquired, of $5.6 million, and (4) net proceeds from sales and purchases of short-term investments of $15.9 million.

Between February 13, 2012 and February 21, 2012, we sold our municipal bond portfolio, which had a market value of $132.2 million on January 31, 2012, in preparation for the funding of the acquisition of Magma.

Cash Flows

	January 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Three months ended
Cash used in operating activities	$(39.3)	$(39.6)	$0.3	(1)%
Cash used in investing activities	(1.5)	(18.6)	17.1	(92)%
Cash provided by (used in) financing activities	0.0	(13.2)	13.2	(100)%

We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments. Cash provided by our operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront license revenue much sooner than from time-based license revenue as such payment terms are generally extended and the license fee is typically paid either quarterly or annually over the term of the license.

Cash used in operating activities. Cash used in operating activities was relatively flat.

Cash used in investing activities. Cash used in investing activities for the three months ended January 31, 2012 was lower compared to the same period in fiscal 2011 primarily due to an increase in net proceeds from purchases and sales of short term investments in fiscal 2012.

Cash provided by financing activities. Cash provided by financing activities for the three months ended January 31, 2012 was higher compared to the same period in fiscal 2011 primarily due to lower repurchases made under our stock repurchase program, partially offset by a decrease in proceeds from issuances of common stock. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

Accounts Receivable, net

January 31, 2012	October 31, 2011	$ Change	% Change
(dollars in millions)
$213.8	$203.1	$10.7	5%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 46 days at January 31, 2012, and 47 days at October 31, 2011. DSO remained relatively flat primarily due to the high quality of our accounts receivable portfolio.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	January 31, 2012	October 31, 2011	$ Change	% Change
	(dollars in millions)
Current assets	$1,290.0	$1,338.1	$(48.1)	(4)%
Current liabilities	863.8	1,008.8	(145.0)	(14)%

Working capital	$426.2	$329.3	$96.9	29%

Changes in our working capital were primarily due to: (1) a $10.6 million increase in accounts receivable, (2) a $97.6 million decrease in accounts payable and accrued liabilities, which include bonuses and variable compensation typically paid during the first quarter of our fiscal year as compared to the remaining periods in the year, (3) a $50.9 million decrease in deferred revenue due to timing of our billings and (4) a $4.6 million increase in prepaid and other current assets primarily related to the timing of payments of annual maintenance contracts. These changes in working capital were partially offset by a $60.6 million decrease in cash, cash equivalents and short-term investments and a $3.2M decrease in tax receivable balances.

Other Commitments—Revolving Credit Facility. On October 14, 2011, we entered into a five-year, $350.0 million senior unsecured revolving credit facility providing for loans to us and our foreign subsidiaries. The facility replaces our previous $300.0 million senior unsecured facility, which was terminated effective October 14, 2011. As of January 31, 2012, we had no outstanding borrowings under this credit facility and were in compliance with all covenants.

On February 17, 2012, we entered into an amended and restated credit agreement with several lenders (the “Credit Agreement”) providing for (i) a $350.0 million senior unsecured revolving credit facility and (ii) a $150.0 million senior unsecured term loan facility. The Credit Agreement amends and restates our previous credit agreement providing for the credit facility referred to in the paragraph above, in order to add a new term loan facility to finance a portion of the purchase price for the acquisition of Magma on February 22, 2012. Other than the inclusion of the new term loan facility, the terms and conditions of the Credit Agreement are substantially similar to the previous credit agreement. The Credit Agreement terminates on October 14, 2016. Subject to obtaining additional commitments from lenders, we may increase the principal amount of the loans provided under the Credit Agreement by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and maintain specified levels of cash, as well as other non-financial covenants. Borrowings bear interest at a floating rate based on a margin over our choice of base rates as defined in the Credit Agreement. In addition, commitment fees are payable on the revolving credit facility at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment. We have drawn down $100.0 million under the revolving credit facility and $150.0 million under the term loan facility as of March 6, 2012. We expect our borrowings under the Credit Agreement will fluctuate from quarter to quarter.

Acquisition of Magma Design Automation. On February 22, 2012, we completed our previously-announced acquisition of Magma. Pursuant to the merger agreement governing the acquisition, each share of Magma common stock issued and outstanding immediately prior to the acquisition was converted into the right to receive $7.35 in cash, without interest, on the terms and subject to the conditions set forth in the merger agreement. In addition, certain equity awards held by employees of Magma were converted into cash or assumed and converted into our equity awards per terms of the merger agreement. The total merger consideration was approximately $523.1 million, net of cash acquired. We funded the acquisition with existing cash and borrowings under the Credit Agreement.

Other

Our cash equivalent and short-term investment portfolio as of January 31, 2012, consists of investment grade municipal bonds, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of January 31, 2012, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months ended January 31, 2012 and 2011, we had no impairment charge associated with our short-term investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

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

Between February 13, 2012 and February 21, 2012, we sold our municipal bond portfolio, which had a market value of $132.2 million on January 31, 2012, in preparation for the funding of the acquisition of Magma. We believe that our current cash, cash equivalents, short-term investments, cash generated from operations, and available credit under our credit facility will satisfy our routine business requirements for at least the next twelve months.

Effect of New Accounting Pronouncements

See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2012, our exposure to market risk has not changed materially since October 31, 2011. The average yield at purchase for our short-term investment portfolio remains approximately the same as of October 31, 2011. For more information on financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed with the SEC on December 16, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of January 31, 2012 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2012, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In connection with our definitive merger agreement to acquire Magma, four putative stockholder class actions were filed against Magma, Magma’s board of directors, Synopsys and the Synopsys merger subsidiary on December 5, 2011, December 9, 2011, December 13, 2011, and December 19, 2011, in state court in California and Delaware (collectively, the Magma Lawsuits). The Magma Lawsuits allege, among other things, that Magma and its directors breached their fiduciary duties to Magma’s stockholders in negotiating and entering into the definitive merger agreement and by agreeing to sell Magma at an unfair price, and that Magma and Synopsys aided and abetted these alleged breaches of fiduciary duties. On February 10, 2012, the parties entered into a memorandum of understanding (MOU) in which they agreed on the terms of a proposed settlement of the lawsuits, which would include the dismissal with prejudice of all claims against all of the defendants. Pursuant to the MOU, Magma agreed to make certain additional disclosures concerning Magma’s acquisition by Synopsys, which supplemented the information provided in Magma’s proxy statement filed with the Securities and Exchange Commission on January 10, 2012, and to pay certain legal fees and expenses of plaintiffs’ counsel. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Magma’s stockholders.

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. filed a patent infringement lawsuit against Synopsys in federal district court in the Northern District of California. The lawsuit alleges, among other things, that our VCS functional verification tool, and more specifically our VCS multicore technology and VCS Cloud product, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction.

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

We cannot predict if or when global economic confidence will be restored. Accordingly, our future business and financial results are subject to considerable uncertainty, and our stock price is at risk of volatile change. If economic conditions deteriorate in the future, or, in particular, if the semiconductor industry does not continue to grow, our future revenues and financial results could be adversely affected. Conversely, in the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model.

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

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the acquisitions of Magma and Virage Logic Corporation.

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

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition. For instance, if we are unable to successfully integrate Magma products and technology, we may not be able to achieve the anticipated revenue growth from our Magma acquisition. The integration process may involve significant management time and create uncertainty for employees and customers, and delays in the process could have a material adverse effect on our revenues, expenses, operating results and financial condition. Additionally, if we determine we cannot use or sell the acquired products or technology, we will be required to write down the associated intangible assets, which would negatively impact our operating results.

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

For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards (IFRS). These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, revenue recognition, lease accounting, and financial statement presentation. We expect the SEC to make a determination in the near future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.

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

We compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation. We also compete with other EDA vendors, including frequent new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as vendors of IP products and system-level solutions. Moreover, our customers internally develop design tools and capabilities that compete with our products.

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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. Currently, a substantial portion of our revenue is generated from customers located outside the United States, and a substantial portion of our assets, including employees, are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-United States subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. A number of proposals for broad reform of the corporate tax system in the U.S. are under evaluation by various legislative and administrative bodies, including The President’s Framework for Business Tax Reform, released by the Obama Administration and the U.S. Treasury Department on February 22, 2012, but it is not possible to determine accurately the overall impact of such proposals on our effective tax rate at this time.

Our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We are also liable for potential tax liabilities of businesses we acquire. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made.

We have operations both in the United States and in multiple foreign jurisdictions with a wide range of statutory tax rates. Therefore, any changes in our geographical earnings mix in various tax jurisdictions, including those resulting from transfer pricing adjustments, could materially increase our effective tax rate. Furthermore, we maintain significant deferred tax assets related to federal research credits and foreign tax credits and certain state tax credits. Our ability to use these credits is dependent upon having sufficient future taxable income, including foreign source income in the United States, as well as sufficient taxable income in certain states. Changes in our forecasts of future income could result in an adjustment to the deferred tax asset and a related charge to earnings which could materially affect our financial results.

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

In February 2012, we incurred debt as we drew down on our revolving credit facility and term loan facility in an aggregate amount of $250.0 million in order to help fund our acquisition of Magma. We also sold our municipal bond portfolio in February 2012, which had a market value of $132.2 million on January 31, 2012, in preparation for the funding of the Magma acquisition. Most of our worldwide cash, cash equivalents and short term investments balance is held in subsidiary accounts outside the United States – approximately 79% as of January 31, 2012. In addition, typically about half of our operating cash flow is received by our overseas subsidiaries. Should our cash spending needs in the United States rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure and/or the market price of our common stock.

From time to time we are subject to claims that our products infringe on third party intellectual property rights.

We are from time to time subject to claims alleging our infringement of third party intellectual property rights, including patent rights. For example, in December 2011, a patent infringement lawsuit was filed against us by Dynetix Design Solutions, Inc., which seeks, among other things, compensatory damages and a permanent injunction. Further information regarding this lawsuit is contained in Part II, Item 1, Legal Proceedings. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. We have recently defended some of our customers against claims that their use of one of our products infringes on a patent held by a Japanese electronics company. Although we were successful in that case, there can be no assurances that we will prevail in defending against any current or future claims of infringement. In addition, these types of claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

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

In connection with our definitive agreement to acquire Magma, purported Magma stockholders filed shareholder class action lawsuits in December 2011 against Magma, Magma’s directors, Synopsys and, in certain instances, Synopsys’ merger subsidiary. Further information regarding these lawsuits is contained in Part II, Item 1, Legal Proceedings.

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

Our cash equivalent and short-term investment portfolio currently consists of tax-exempt money market mutual funds, taxable money market mutual funds and bank deposits. Our investment portfolio carries both interest rate risk and credit risk. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of current adverse financial market conditions, capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. In addition, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in the issuer’s credit quality or changes in interest rates.

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

Our Board of Directors previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. Funds are available until expended or until the program is suspended by our Chief Financial Officer or Board of Directors. As of January 31, 2012, $272.4 million remained available for future repurchases under the program.

On September 30, 2011, we entered into an accelerated share repurchase agreement (the “September 2011 ASR”) to repurchase an aggregate of $75.0 million of the Company’s common stock. Pursuant to the September 2011 ASR, we made a prepayment of $75.0 million and received an initial share delivery of 1,710,376 shares of our common stock. The initial share delivery was valued at $41.7 million and was recorded as treasury stock in the consolidated balance sheet as of October 31, 2011. The remaining balance of $33.3 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in the consolidated balance sheet as of October 31, 2011. The equity forward contract was settled with 1,105,457 shares of our common stock during the first quarter of fiscal 2012.

On January 6, 2012, we entered into an additional accelerated share repurchase agreement (the “January 2012 ASR”) to repurchase an aggregate of $40.0 million of our common stock. Pursuant to the January 2012 ASR, we made a prepayment of $40.0 million and received an initial share delivery of 744,325 shares of the Company’s common stock. The initial share delivery was valued at $20.0 million and was recorded as treasury stock in the unaudited consolidated balance sheet as of January 31, 2012. The remaining balance of $20.0 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in the unaudited condensed consolidated balance sheet as of January 31, 2012. Under the terms of the January 2012 ASR, the specific number of shares that we ultimately repurchase will be based on the volume weighted average share price of our common stock during the repurchase period, less a discount.

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended January 31, 2012.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
October 30, 2011 through December 3, 2011	—	$—	—	$345,713,042	(2)
Month #2
December 4, 2011 through January 7, 2012	1,105,457	$30.16	1,105,457	$312,377,801
Month #3
January 8, 2012 through February 4, 2012	744,325	$26.87	744,325	$292,377,801	(3)

Total	1,849,782	$28.83	1,849,782	$292,377,801	(3)

(1)	All months shown are Synopsys’ fiscal months.
(2)	Excludes $33.3 million from the settlement of the September 2011 ASR equity forward contract.
(3)	Excludes $20.0 million from the January 2012 ASR equity forward contract referenced above. As of January 31, 2012, $272.4 million remained available for future repurchases under the stock repurchase program.

See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger among Synopsys, Inc., Magma Design Automation, Inc. and Lotus Acquisition Corp. dated November 30, 2011	8-K	000-19807	2.1	12/1/11

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: March 6, 2012	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger among Synopsys, Inc., Magma Design Automation, Inc. and Lotus Acquisition Corp. dated November 30, 2011	8-K	000-19807	2.1	12/1/11

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	06/03/09

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.