Form 10-Q
period 2012-04-30
SYNOPSYS INC
filed 2012-06-04
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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

As of May 29, 2012, there were 147,089,645 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	April 30, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$796,594	$855,077
Short-term investments	—	148,997

Total cash, cash equivalents and short-term investments	796,594	1,004,074
Accounts receivable, net of allowances of $3,116 and $2,489, respectively	236,314	203,124
Deferred income taxes	61,144	58,536
Income taxes receivable and prepaid taxes	28,858	25,545
Prepaid and other current assets	50,631	46,776

Total current assets	1,173,541	1,338,055
Property and equipment, net	157,792	159,517
Goodwill	1,630,415	1,289,286
Intangible assets, net	364,113	196,031
Long-term prepaid taxes	24,541	1,510
Long-term deferred income taxes	280,259	281,056
Other long-term assets	113,821	103,389

Total assets	$3,744,482	$3,368,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$258,820	$302,176
Accrued income taxes	8,329	4,589
Deferred revenue	676,068	703,555
Short-term debt	130,000	—

Total current liabilities	1,073,217	1,010,320
Long-term accrued income taxes	78,029	92,940
Long-term deferred revenue	59,819	56,208
Long-term debt	120,000	—
Other long-term liabilities	123,441	108,076

Total liabilities	1,454,506	1,267,544
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 146,950 and 143,308 shares outstanding, respectively	1,470	1,433
Capital in excess of par value	1,574,056	1,521,327
Retained earnings	1,009,475	957,517
Treasury stock, at cost: 10,315 and 13,956 shares, respectively	(272,383)	(358,032)
Accumulated other comprehensive income (loss)	(22,642)	(20,945)

Total stockholders’ equity	2,289,976	2,101,300

Total liabilities and stockholders’ equity	$3,744,482	$3,368,844

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Revenue:
Time-based license	$363,580	$318,762	$719,474	$614,371
Upfront license	22,333	25,014	50,845	51,549
Maintenance and service	46,648	49,894	87,738	92,394

Total revenue	432,561	393,670	858,057	758,314
Cost of revenue:
License	57,592	51,146	115,314	101,669
Maintenance and service	19,215	19,974	37,959	40,521
Amortization of intangible assets	23,699	14,908	37,087	28,143

Total cost of revenue	100,506	86,028	190,360	170,333

Gross margin	332,055	307,642	667,697	587,981
Operating expenses:
Research and development	151,230	123,169	284,105	243,909
Sales and marketing	108,836	99,562	204,240	178,886
General and administrative	49,948	29,470	83,787	59,335
Amortization of intangible assets	4,905	3,756	8,426	7,504

Total operating expenses	314,919	255,957	580,558	489,634

Operating income	17,136	51,685	87,139	98,347
Other income (expense), net	6,353	5,574	10,179	11,244

Income before provision for income taxes	23,489	57,259	97,318	109,591
Provision (benefit) for income taxes	2,518	(23,855)	19,653	(19,749)

Net income	$20,971	$81,114	$77,665	$129,340

Net income per share:
Basic	$0.14	$0.55	$0.54	$0.87

Diluted	$0.14	$0.53	$0.52	$0.84

Shares used in computing per share amounts:
Basic	145,948	148,461	144,877	148,738

Diluted	149,297	152,593	148,259	153,198

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,
	2012	2011
Cash flow from operating activities:
Net income	$77,665	$129,340
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	74,862	64,998
Stock compensation	36,853	27,914
Allowance for doubtful accounts	452	723
Write-down of long-term investments	—	999
Gain on sale of investments	(349)	(50)
Deferred income taxes	10,033	(939)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(11,516)	(28,904)
Prepaid and other current assets	(3,442)	(8,848)
Other long-term assets	(8,128)	(11,658)
Accounts payable and other liabilities	(48,391)	(69,320)
Income taxes	(8,436)	(40,890)
Deferred revenue	(32,147)	(6,510)

Net cash provided by operating activities	87,456	56,855

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	166,132	63,648
Purchases of short-term investments	(18,179)	(49,435)
Purchases of property and equipment	(19,585)	(20,600)
Cash paid for acquisitions and intangible assets, net of cash acquired	(564,528)	(3,520)
Capitalization of software development costs	(1,539)	(1,512)

Net cash used in investing activities	(437,699)	(11,419)

Cash flows from financing activities:
Principal payments on capital leases	(1,888)	(1,310)
Proceeds from credit facility and term loan	250,000	—
Repayment of acquired debt	(21,156)	—
Issuances of common stock	111,180	108,843
Purchases of treasury stock	(40,000)	(234,985)

Net cash (used in) provided by financing activities	298,136	(127,452)
Effect of exchange rate changes on cash and cash equivalents	(6,376)	641

Net change in cash and cash equivalents	(58,483)	(81,375)
Cash and cash equivalents, beginning of year	855,077	775,407

Cash and cash equivalents, end of period	$796,594	$694,032

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

Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2012 is a 53-week year and will end November 3, 2012, and fiscal 2011 was a 52-week year and ended on October 29, 2011. The results of operations for the first six months of fiscal 2012 and 2011 included 27 weeks and 26 weeks, respectively. The second fiscal quarter and the first six months of fiscal 2012 and 2011, ended on May 5, 2012 and April 30, 2011, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

Basis of Presentation. Certain immaterial amounts on the prior period audited consolidated balance sheet have been reclassified to conform to the current period presentation.

Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.

Note 3. Business Combinations

Acquisition of Magma Design Automation, Inc. (Magma)

On February 22, 2012, the Company acquired all outstanding shares of Magma, a chip design software provider, at a per-share price of $7.35. Additionally, the Company assumed unvested restricted stock units (RSUs) and stock options, collectively called “equity awards.” The aggregate purchase price was approximately $550.2 million. This acquisition will enable the Company to more rapidly meet the needs of leading-edge semiconductor designers for more sophisticated design tools.

The total purchase consideration and the preliminary purchase price allocation were as follows:

(in thousands)
Cash paid	$543,437
Fair value of assumed equity awards allocated to purchase consideration	6,797

Total purchase consideration	$550,234

Goodwill	303,481
Identifiable intangibles assets acquired	184,300
Other assets acquired	115,954
Debt and liabilities assumed	(53,501)

Total purchase allocation	$550,234

As of the end of the second quarter of fiscal year 2012, the Company’s purchase price allocation is preliminary and has not been finalized. Goodwill of $303.5 million, which is not deductible for tax purposes, primarily resulted from the Company’s expectation of sales growth and cost synergies from the integration of Magma’s technology and operations with the Company’s technology and operations. Identifiable intangible assets, consisting primarily of technology, customer relationships, backlog and trademarks, were valued using the income method, and are being amortized over three to ten years.

Acquisition-related costs directly attributable to the business combination totaling $30.2 million and $31.8 million for the three and six month periods ended April 30, 2012, respectively, were expensed as incurred in the condensed unaudited consolidated statements of operations and consist primarily of employee separation costs, contract terminations, professional services, and facilities closure costs. Of the $30.2 million, $14.4 million were recorded in general and administrative expenses, $7.9 million in sales and marketing expenses, $6.4 million in research and development expenses and $1.5 million in cost of revenue for the three month period ended April 30, 2012. Of the $ 31.8 million costs recorded for the six month period ended April 30, 2012, $16.0 million were recorded in general and administrative expenses, $7.9 million in sales and marketing expenses, $6.4 million in research and development expenses and $1.5 million in cost of revenue.

Fair Value of Equity Awards Assumed. The Company assumed unvested restricted stock units (RSUs) and stock options with a fair value of $22.2 million. The Black-Scholes option-pricing model was used to determine the fair value of these stock options, whereas the fair value of the RSUs was based on the market price on the grant date of the instruments. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility was estimated by a combination of implied and historical stock price volatility of the options.

Of the total fair value of the equity awards assumed, $6.8 million was allocated to the purchase consideration and $15.4 million was allocated to future services to be expensed over their remaining service periods on a straight-line basis.

Supplemental Pro Forma Information (Unaudited). The financial information in the table below summarizes the combined results of operations of the Company and Magma, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2011.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on November 1, 2010 or of results that may occur in the future.

	Three Months Ended April 30,				Six Months Ended April 30,
	2012		2011		2012		2011
	(in thousands)
Revenue	$436,541	(1)	$431,709		$900,666	(1)	$831,118
Net Income	$29,833	(2)	$47,556	(2)	$77,476	(2)	$87,602	(2)

(1)	Revenues for the three and six months ended April 30, 2012 includes $13.5 million of revenues from Magma since the acquisition date.

(2)	2012 supplemental pro forma net income was adjusted to exclude $30.2 million and $31.8 million of acquisition-related costs during the three and six months ended April 30, 2012, respectively. Corresponding periods of 2011 supplemental pro forma net income were adjusted to include these charges. Disclosure of net income of Magma since the acquisition is impracticable due to the integration of Magma with the Company’s operations.

Other Fiscal 2012 Acquisitions

During the six months ended April 30, 2012, the Company completed other acquisitions for cash and preliminarily allocated the total purchase consideration of $55.8 million to the assets acquired and liabilities assumed based on their respective fair values at the acquisition dates, resulting in total goodwill of $36.9 million, of which $11.8 million is expected to be deductible for tax purposes. Acquired identifiable intangible assets totaling $26.0 million were valued using the income method and are being amortized over their respective useful lives ranging from three to eight years. For the three and six month periods ended April 30, 2012, acquisition-related costs totaling $ 0.4 million and $1.6 million, respectively, were expensed as incurred in the statement of operations.

The Company continues to evaluate certain assets and liabilities related to business combinations completed within 12 months from the applicable acquisition date. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill.

Note 4. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments include money market funds and municipal securities and are classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at April 30, 2012
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$194,432	$—	$—	$—	$194,432
Money market funds (U.S.)	90,000	—	—	—	90,000
Cash deposits and money market funds (International)	512,162	—	—	—	512,162

	796,594	—	—	—	796,594

Classified as non-current assets:
Strategic investments	4,413	—	—	—	4,413

Total	$801,007	$—	$—	$—	$801,007

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2011
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$149,998	$—	$—	$—	$149,998
Money market funds (U.S.)	55,267	—	—	—	55,267
Cash deposits and money market funds (International)	649,812	—	—	—	649,812
Municipal securities	148,850	296	(149)	—	148,997

	1,003,927	296	(149)	—	1,004,074

Classified as non-current assets:
Strategic investments	3,982	—	—	—	3,982

Total	$1,007,909	$296	$(149)	$—	$1,008,056

(1)	See Note 5 for further discussion of fair values.

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

The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Gain (loss) recorded in other income (expense), net	$2,217	$2,200	$2,018	$4,367

Foreign currency forward contracts outstanding are as follows:

	As of April 30, 2012	As of October 31, 2011
	(in thousands)
Total gross notional amount	$580,078	$599,844
Net fair value	$(6,149)	$(14,695)

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of April 30, 2012 and October 31, 2011, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2012
Other current assets	$3,067	$871
Other current liabilities	$10,008	$79

As of October 31, 2011
Other current assets	$2,161	$—
Other current liabilities	$16,827	$29

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2012
Foreign exchange contracts	Revenue	$4,578	Revenue	$(24)
Foreign exchange contracts	Operating expenses	205	Operating expenses	(2,093)

Total		$4,783		$(2,117)

Three months ended April 30, 2011
Foreign exchange contracts	Revenue	$361	Revenue	$(1,969)
Foreign exchange contracts	Operating expenses	7,505	Operating expenses	985

Total		$7,866		$(984)

Six months ended April 30, 2012
Foreign exchange contracts	Revenue	$4,994	Revenue	$(1,634)
Foreign exchange contracts	Operating expenses	(4,895)	Operating expenses	(3,936)

Total		$99		$(5,570)

Six months ended April 30, 2011
Foreign exchange contracts	Revenue	$1,803	Revenue	$(4,895)
Foreign exchange contracts	Operating expenses	7,003	Operating expenses	253

Total		$8,806		$(4,642)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Three months ended April 30, 2012
Foreign exchange contracts	$(22)	$466
Three months ended April 30, 2011
Foreign exchange contracts	$(5)	$265
Six months ended April 30, 2012
Foreign exchange contracts	$54	$867
Six months ended April 30, 2011
Foreign exchange contracts	$(46)	$(19)

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

On a recurring basis, the Company measures the fair value of certain of its assets and liabilities, which include cash equivalents, short-term investments, non-qualified deferred compensation plan assets, foreign currency derivative contracts, and contingent consideration associated with business combinations.

The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 because they are valued using quoted market prices in an active market or alternative independent pricing sources and models utilizing market observable inputs. During the second quarter ended April 30, 2012, the Company liquidated all of its short-term investments.

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

The Company’s borrowings under its credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 8. Credit and Term Loan Facilities.

The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. The Company recorded a reduction of $0.7 million and $3.0 million during the three and six months ended April 30, 2012, respectively, in research and development expenses due to the change in fair value of the liability for contingent consideration. As of April 30, 2012, the fair value of the liability for contingent consideration was estimated at $1.4 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2012:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$496,218	$496,218	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	3,938	—	3,938	—
Other long-term assets:
Deferred compensation plan assets	98,197	98,197	—	—

Total assets	$598,353	$594,415	$3,938	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,087	$—	$10,087	$—
Contingent consideration(1)	999	—	—	999
Other long-term liabilities:
Contingent consideration(1)	355	—	—	355

Total liabilities	$11,441	$—	$10,087	$1,354

(1)	Includes addition of contingent consideration of $0.7 million arising from a business combination completed during fiscal 2012 which is payable over two years.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2011:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$543,770	$543,770	$—	$—
Short-term investments:
Municipal securities	148,997	—	148,997	—
Prepaid and other current assets:
Foreign currency derivative contracts	2,161	—	2,161	—
Other long-term assets:
Deferred compensation plan assets	90,060	90,060	—	—

Total assets	$784,988	$633,830	$151,158	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$16,856	$—	$16,856	$—
Contingent consideration	2,096	—	—	2,096
Other long-term liabilities:
Contingent consideration	2,200	—	—	2,200

Total liabilities	$21,152	$—	$16,856	$4,296

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than-temporary decline in value has occurred. As of April 30, 2012, the carrying value of these investments was $4.4 million.

The following non-marketable equity securities were measured and recorded at fair value within other long-term assets on a non-recurring basis. The losses on these securities were recorded in other income (expense), net.

	Balance as of April 30, 2011	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended April 30, 2011	Total (losses) during six months ended April 30, 2011
	(in thousands)
Non-marketable equity securities	$92	$92	$(92)	$(999)

The Company did not recognize any impairment during the three and six months ended April 30, 2012.

Note 6. Goodwill and Intangible Assets

Goodwill as of April 30, 2012 consisted of the following:

(in thousands)
Balance at October 31, 2011	$1,289,286
Additions(1)	340,428
Adjustments(2)	701

Balance at April 30, 2012	$1,630,415

(1)	Addition relates to acquisitions in the current period.
(2)	Adjustment relates to achievement of certain milestones relating to contingent consideration for an acquisition that closed prior to fiscal 2010 of $1.8 million and effects of foreign currency fluctuations of $(1.1) million.

Intangible assets as of April 30, 2012 consisted of the following:

	Gross Assets(1)	Accumulated Amortization(1)	Net Assets
	(in thousands)
Core/developed technology	$297,186	$130,491	$166,695
Customer relationships	132,713	38,992	93,721
Contract rights intangible	116,800	28,983	87,817
Covenants not to compete	2,530	2,246	284
Trademarks and trade names	7,300	3,116	4,184
In-process research and development (IPR&D)(2)	8,043	—	8,043
Capitalized software development costs	12,818	9,449	3,369

Total	$577,390	$213,277	$364,113

(1)	During the three and six months ended April 30, 2012, the Company acquired $212.2 million and $214.6 million of additional intangible assets, respectively. Amounts acquired are subject to foreign currency fluctuations.
(2)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2011 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$226,928	$104,391	$122,537
Customer relationships	80,238	31,250	48,988
Contract rights intangible	33,300	19,801	13,499
Covenants not to compete	2,530	2,105	425
Trademarks and trade names	6,400	2,561	3,839
In-process research and development (IPR&D)	3,425	—	3,425
Capitalized software development costs	11,245	7,927	3,318

Total	$364,066	$168,035	$196,031

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Core/developed technology	$16,520	$11,658	$27,896	$22,976
Customer relationships	4,539	3,368	7,739	6,561
Contract rights intangible	7,175	3,333	9,182	5,500
Covenants not to compete	70	50	141	100
Trademarks and trade names	300	255	555	510
Capitalized software development costs(1)	746	741	1,488	1,480

Total	$29,350	$19,405	$47,001	$37,127

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2012	$51,914
2013	94,578
2014	73,996
2015	58,750
2016	34,772
2017 and thereafter	42,060
IPR&D(1)	8,043

Total	$364,113

(1)	IPR&D projects are estimated to be completed within two years of April 30, 2012. Amortization will begin upon project completion or the asset will be written off upon abandonment.

Note 7. Liabilities

Accounts payable and accrued liabilities consist of:

	April 30, 2012	October 31, 2011
	(in thousands)
Payroll and related benefits	$186,851	$238,691
Other accrued liabilities	44,053	53,173
Accounts payable	12,854	6,956
Acquisition-related liabilities	15,062	3,356

Total	$258,820	$302,176

Other long-term liabilities consist of:

	April 30, 2012	October 31, 2011
	(in thousands)
Deferred compensation liability	$98,197	$90,060
Other long-term liabilities	25,244	18,016

Total	$123,441	$108,076

Note 8. Credit and Term Loan Facilities

On February 17, 2012, the Company entered into an amended and restated credit agreement with several lenders (the “Credit Agreement”) providing for (i) a $350.0 million senior unsecured revolving credit facility (the “Revolver”) and (ii) a $150.0 million senior unsecured term loan facility (the “Term Loan”). The Credit Agreement amended and restated the Company’s previous credit agreement dated October 14, 2011 in order to add a new term loan facility primarily to finance a portion of the purchase price for the acquisition of Magma on February 22, 2012. The Credit Agreement terminates on October 14, 2016. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain specified levels of cash, as well as other non-financial covenants. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. At April 30, 2012, borrowings under the Revolver bore interest at LIBOR + 0.975% and borrowings under the Term Loan bore interest at LIBOR + 1.125%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment. As of April 30, 2012, the Company had outstanding balances of $100.0 million under the Revolver and $150.0 million under the Term Loan, respectively, and is in compliance with all covenants. The Company had no outstanding debt balances as of October 31, 2011. Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million beginning in the third quarter of our fiscal 2012, with the remainder due in October 2016. The Company can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. During the three months ended April 30 2012, the Company made no principal repayments under the Credit Agreement. All borrowings under the Revolver are considered short term and $120.0 million of the borrowings under the Term Loan are classified as long term. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter.

These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy. The carrying amount of the short-term and long-term debt approximates the estimated fair value.

Note 9. Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$20,971	$81,114	$77,665	$129,340
Change in unrealized (losses) gains on investments, net of tax of $117 and $58, for the three and six months ended April 30, 2012, respectively, and of $(54) and $114, for the three and six months ended April 30, 2011	(179)	(24)	(88)	(177)
Deferred gains (losses) on cash flow hedges, net of tax of $(549) and $381, for the three and six months ended April 30, 2012, respectively, and of ($1,941) and $(1,862) for each of the same periods in fiscal 2011, respectively	4,586	7,776	(120)	8,815
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of $(605) and $(1,593), for the three and six months ended April 30, 2012, respectively, and of $(81) and $(942) for each of the same periods in fiscal 2011, respectively	2,117	984	5,570	4,642
Foreign currency translation adjustment	(5,010)	5,082	(7,059)	3,123

Total	$22,485	$94,932	$75,968	$145,743

Note 10. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2012, $272.4 million remained available for further repurchases under the program.

On September 30, 2011, the Company entered into an accelerated share repurchase agreement (the “September 2011 ASR”) to repurchase an aggregate of $75.0 million of the Company’s common stock. Pursuant to the September 2011 ASR, the Company made a prepayment of $75.0 million and received an initial share delivery of 1,710,376 shares of the Company’s common stock. The initial share delivery was valued at $41.7 million and was recorded as treasury stock in the consolidated balance sheet as of October 31, 2011. The remaining balance of $33.3 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in the consolidated balance sheet as of October 31, 2011. The equity forward contract was settled with 1,105,457 shares of the Company’s common stock during the first quarter of fiscal 2012. The average purchase price per share for this $75.0 million ASR was $26.64.

On January 6, 2012, the Company entered into an additional accelerated share repurchase agreement (the “January 2012 ASR”) to repurchase an aggregate of $40.0 million of the Company’s common stock. Pursuant to the January 2012 ASR, the Company made a prepayment of $40.0 million and received an initial share delivery of 744,325 shares of the Company’s common stock. The initial share delivery was valued at $20.0 million and was recorded as treasury stock in the unaudited condensed consolidated balance sheet as of January 31, 2012. The remaining balance of $20.0 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in the unaudited condensed consolidated balance sheet as of January 31, 2012. The equity forward contract was settled with 624,291 shares of the Company’s common stock during the second quarter of fiscal 2012. The average purchase price per share for this $40.0 million ASR was $29.23.

Stock repurchase activities are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012(1)	2011
	(in thousands, except per share price)
Shares repurchased	624	6,191	2,474	8,609
Average purchase price per share	$32.04	$27.46	$29.64	$27.29
Aggregate purchase price	$20,000	$169,988	$73,335	$234,985
Reissuance of treasury stock	3,631	3,430	6,116	6,616

(1)	Amount includes $20.0 million from the settlement of the January 2012 ASR equity forward contract and $33.3 million from the settlement of the September 2011 ASR equity forward contract.

Note 11. Stock Compensation

The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Cost of license	$1,626	$1,225	$3,382	$2,718
Cost of maintenance and service	390	277	835	631
Research and development expense	8,691	5,867	16,244	13,710
Sales and marketing expense	3,310	2,537	6,601	5,175
General and administrative expense	6,587	2,760	9,791	5,680

Stock compensation expense before taxes	20,604	12,666	36,853	27,914
Income tax benefit	(4,689)	(3,400)	(8,388)	(7,492)

Stock compensation expense after taxes	$15,915	$9,266	$28,465	$20,422

As of April 30, 2012, there was $88.4 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.6 years.

The intrinsic value of equity awards exercised during the periods below is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Intrinsic value of awards exercised	$19,182	$12,805	$37,151	$27,853

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Numerator:
Net income	$20,971	$81,114	$77,665	$129,340
Denominator:
Weighted-average common shares for basic net income per share	145,948	148,461	144,877	148,738
Dilutive effect of potential common shares from equity-based compensation	3,349	4,132	3,382	4,460

Weighted-average common shares for diluted net income per share	149,297	152,593	148,259	153,198

Anti-dilutive employee stock-based awards excluded(1)	3,123	2,518	3,312	3,288

(1)	These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Revenue:
United States	$206,985	$182,615	$404,668	$349,315
Europe	58,224	50,133	112,840	99,462
Japan	71,932	71,698	149,053	138,299
Asia-Pacific and Other	95,420	89,224	191,496	171,238

Consolidated	$432,561	$393,670	$858,057	$758,314

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for 10.1% and 10.1% of the Company’s unaudited condensed consolidated revenue in the three months ended April 30, 2012 and 2011, respectively, and accounted for 10.3% and 10.5% of the Company’s unaudited condensed consolidated revenue in the six months ended April 30, 2012 and 2011, respectively.

Note 14. Other Income (Expense), net

The following table presents the components of other income, net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Interest (expense) income, net	$(485)	$552	$(205)	$1,165
Gain on assets related to deferred compensation plan assets	3,800	5,381	6,420	8,619
Foreign currency exchange gain (loss)	1,961	(396)	1,986	2,215
Impairment of long-term investment	—	(92)	—	(999)
Other, net	1,077	129	1,978	244

Total	$6,353	$5,574	$10,179	$11,244

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter, taking into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Income before income taxes	$23,489	$57,259	$97,318	$109,591
Provision (benefit) for income tax	$2,518	$(23,855)	$19,653	$(19,749)
Effective tax rate	10.7%	(41.7)%	20.2%	(18.0)%

The Company’s effective tax rate for the three months ended April 30, 2012 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations as well as the U.S. federal R&D tax credit, partially offset by state taxes and non-deductible stock compensation. The effective tax rate increased in the three months ended April 30, 2012, as compared to the same period in fiscal 2011, primarily due to the tax impact of an IRS settlement for fiscal years 2006 through 2009 recorded in the second quarter of fiscal 2011. The effective tax rate increased in the six months ended April 30, 2012, as compared to the same period in fiscal 2011, primarily due to the IRS settlement in the second quarter of fiscal 2011 and the extension of the U.S. federal R&D credit in the first quarter of fiscal 2011. This extension resulted in an additional tax credit for ten months of fiscal 2010 as well as a full year credit for fiscal 2011, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011. The Company files income tax returns in the U.S. and various state and local jurisdictions. Its subsidiaries file tax returns in various foreign jurisdictions, including Ireland, Hungary, Taiwan and Japan. The Company remains subject to income tax examinations in the United States for fiscal years after 2009. The Company’s subsidiary in Hungary remains subject to tax examinations for fiscal years after 2010 and the subsidiaries in Japan, Taiwan and Ireland remain subject to tax examinations for fiscal years after 2006.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $35 and $87 million.

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

Non-U.S. Examinations

The Company’s subsidiaries are being audited in a number of jurisdictions, including Taiwan (for fiscal 2008 and 2010) and Hungary (for fiscal 2011). The Company believes that it has adequately provided for potential tax adjustments in both jurisdictions, including interest and potential penalties. The Hungarian tax authorities have disallowed the Company’s claim to tax benefits with respect to certain intercompany charges, which resulted in additional tax and interest for the years under examination and for subsequent years. On March 5, 2012, the Company reached a settlement with the Hungarian tax authorities with regard to its fiscal years 2007 and 2008. The settlement did not have a material impact on income tax expense, as the Company has adequately provided for potential tax adjustments, and resulted in a $5.1 million cash payment. On May 10, 2012 the Company reached a settlement with the Hungarian tax authorities for fiscal years 2009 and 2010. The settlement will not have a material impact on income tax expense but will result in future cash payments of $14.6 million. Including the cash payments above, the settlements of fiscal years 2007 through 2010 reduced unrecognized tax benefits by $27.0 million in the second quarter of fiscal 2012 and will reduce unrecognized tax benefits by $35.1 million in the third quarter of fiscal 2012.

Note 16. Contingencies

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations. The Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, the Company accrues a liability for the estimated loss.

In connection with the Company’s agreement to acquire Magma, four putative stockholder class actions were filed against Magma, Magma’s board of directors, the Company and its merger subsidiary on December 5, 2011, December 9, 2011, December 13, 2011, and December 19, 2011, in state court in California and Delaware (collectively, the Magma Lawsuits). The Magma Lawsuits allege, among other things, that Magma and its directors breached their fiduciary duties to Magma’s stockholders in negotiating and entering into the definitive merger agreement and by agreeing to sell Magma at an unfair price, and that Magma and the Company aided and abetted these alleged breaches of fiduciary duties.

On February 10, 2012, the parties to the Magma Lawsuits entered into a memorandum of understanding (MOU) in which they agreed on the terms of a proposed settlement of the lawsuits, which would include the dismissal with prejudice of all claims against all of the defendants. Pursuant to the MOU, Magma agreed to make certain additional disclosures concerning Magma’s acquisition by the Company, which supplemented the information provided in Magma’s proxy statement filed with the Securities and Exchange Commission on January 10, 2012, and to pay certain legal fees and expenses of plaintiffs’ counsel, which would be immaterial to Synopsys’ financials. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Magma’s stockholders.

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. (Dynetix) filed a patent infringement lawsuit against the Company. The lawsuit alleges, among other things, that the Company’s VCS functional verification tool, and more specifically its VCS multicore technology and VCS Cloud product, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction. The Company has filed a motion for leave to amend its answer to assert patent infringement counterclaims against Dynetix and its two verification products.

Note 17. Effect of New Accounting Pronouncements

The effect of recent accounting pronouncements has not changed from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, and in particular the following discussion, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” the negatives of such terms, or other comparable terminology. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the expected growth in the semiconductor industry, our positive business outlook, the ability of our prior acquisitions, including our acquisition of Magma Design Automation, Inc., to drive revenue growth, the percent of revenue with which we expect to enter each quarter, our expectations with respect to organic and inorganic growth opportunities, our ability to make adjustments to our business as market conditions change and to successfully compete in the electronic design automation industry, our ability to successfully execute our strategies, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, and our future liquidity requirements.

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

Despite global economic uncertainty, we have maintained profitability and positive cash flow on an annual basis in recent years. We achieved these results not only because of our solid execution, leading technology and strong customer relationships, but also because of our recurring revenue business model. Under this model, a substantial majority of our customers pay for their licenses over time and we typically recognize this recurring revenue over the life of the contract, which averages approximately three years. Recurring revenue generally represents more than 90% of our total revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. We typically enter each quarter with greater than 90% of our revenue for that particular quarter already committed from our customers, providing for stability and predictability of results. Due to our business model, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.

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

Acquisition of Magma

During the second quarter of fiscal 2012, we acquired all outstanding shares of Magma, a chip design software provider, at a per-share price of $7.35, resulting in a total purchase consideration (including cash paid (gross) and the value of equity awards assumed) of approximately $550.2 million. We believe that the acquisition of Magma will enable Synopsys to accelerate the delivery of state-of-the art technology to our customers. As further described below, a portion of our revenue growth for the second quarter of fiscal 2012 as well as the increase in our ongoing and acquisition-related expenses compared to the three-month period ended April 30, 2011, were primarily due to our acquisition of Magma.

Fiscal Year End

Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2012 is a 53-week year and will end on November 3, 2012, which will impact our revenue, expenses and operating results. Fiscal 2011 was a 52-week year and ended on October 29, 2011.

Our results of operations for the first six months of fiscal 2012 and 2011 included 27 weeks and 26 weeks, respectively, and ended on May 5, 2012 and April 30, 2011, respectively. The extra week in the first quarter of fiscal 2012 resulted in approximately $26 million of additional revenue, related primarily to time-based licenses, and approximately $16 million of additional expenses.

For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the closest calendar month ends of April 30, 2012 and 2011 respectively.

Financial Performance Summary for the Three Months Ended April 30, 2012 (Compared to the Three Months Ended April 30, 2011)

•	We continue to derive more than 90% of our revenue from time-based licenses, maintenance and services.

•	Our total revenue increased by 10% or $38.9 million primarily due to our continuing overall growth, including revenues from the Magma acquisition.

•

Total operating expense, including cost of revenue, increased by 21% or $73.4 million primarily due to employee related costs as a result of higher headcount from acquisitions since the second quarter of fiscal 2011 and acquisition costs related to Magma of $30.2 million.

•

The decrease in net income of 74% or $60.1 million resulted primarily from higher expenses in the second quarter of fiscal 2012 due to acquisitions and from a benefit from a tax settlement in the second quarter of fiscal 2011 that did not reoccur in fiscal 2012.

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

Total Revenue

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$432.6	$393.7	$38.9	10%
Six months ended	$858.1	$758.3	$99.8	13%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals.

The increase in total revenue for the three months ended April 30, 2012 compared to the same period in fiscal 2011 was due to our overall growth, primarily in time-based license revenue and, to a lesser extent, revenues from the Magma acquisition. These increases were partially offset by lower upfront and maintenance revenues.

The increase in total revenue for the six months ended April 30, 2012 compared to the same period in fiscal 2011 was also attributable to the above reasons. The increase also included revenues of approximately $26 million due to an extra week in the fiscal 2012 compared to fiscal 2011.

Time-Based License Revenue

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$363.6	$318.8	$44.8	14%
Percentage of total revenue	84%	81%
Six months ended	$719.5	$614.4	$105.1	17%
Percentage of total revenue	84%	81%

The increase in time-based license revenue for the three months ended April 30, 2012 compared to the same period in fiscal 2011 was primarily attributable to increases in TSL license revenue from arrangements booked in prior periods including revenues from arrangements acquired from the Magma acquisition.

The increase in time-based revenue for the six months ended April 30, 2012 compared to the same period in fiscal 2011 was also attributable to the above reasons. The increase also included additional revenue due to an extra week in the fiscal 2012 compared to fiscal 2011.

Upfront License Revenue

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$22.3	$25.0	$(2.7)	(11)%
Percentage of total revenue	5%	6%
Six months ended	$50.8	$51.5	$(0.7)	(1)%
Percentage of total revenue	6%	7%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements which can drive the amount of upfront orders and revenue in any particular period.

The decrease in upfront license revenue for the three months ended April 30, 2012 compared to the same period in fiscal 2011 was primarily attributable to the decrease in sales of hardware products and perpetual licenses, partly offset by modest revenues from arrangements related to the Magma acquisition.

The marginal decrease in upfront license revenue for the six months ended April 30, 2012 compared to the same period in fiscal 2011 was primarily attributable to the decrease in sales of perpetual licenses, partly offset by an increase in sales of hardware products and modest revenues from arrangements related to the Magma acquisition.

Maintenance and Service Revenue

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$17.5	$20.4	$(2.9)	(14)%
Professional services and other revenue	29.1	29.5	(0.4)	(1)%

Total maintenance and services revenue	$46.6	$49.9	$(3.3)	(7)%

Percentage of total revenue	11%	13%
Six months ended
Maintenance revenue	$35.3	$40.3	$(5.0)	(12)%
Professional services and other revenue	52.4	52.1	0.3	1%

Total maintenance and services revenue	$87.7	$92.4	$(4.7)	(5)%

Percentage of total revenue	10%	12%

Maintenance revenue decreased in the three and six months ended April 30, 2012 compared to the same periods in fiscal 2011 primarily due to the timing of renewals of maintenance contracts, partly offset by modest revenues from arrangements related to the Magma acquisition.

Professional services and other revenue remained relatively flat for the three and six month periods ended April 30, 2012 compared to the same periods in fiscal 2011.

Cost of Revenue

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$57.6	$51.1	$6.5	13%
Cost of maintenance and service revenue	19.2	20.0	(0.8)	(4)%
Amortization of intangible assets	23.7	14.9	8.8	59%

Total	$100.5	$86.0	$14.5	17%

Percentage of total revenue	23%	22%
Six months ended
Cost of license revenue	$115.3	$101.7	$13.6	13%
Cost of maintenance and service revenue	38.0	40.5	(2.5)	(6)%
Amortization of intangible assets	37.1	28.1	9.0	32%

Total	$190.4	$170.3	$20.1	12%

Percentage of total revenue	22%	22%

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

Amortization of intangible assets. Amortization of intangible assets, which is recorded to cost of revenue and operating expenses, includes the amortization of the contract rights associated with certain contracts and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete and other intangibles related to acquisitions.

The increase in cost of revenue in the three months ended April 30, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $4.0 million in personnel-related costs as a result of headcount increases primarily from our acquisitions, $1.5 million in acquisition-related costs and an increase of $8.8 million for amortization of intangible assets due to our acquisitions.

The increase in cost of revenue in the six months ended April 30, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $7.1 million in personnel-related costs as a result of headcount increases primarily from our acquisitions, $1.4 million in acquisition-related costs, one additional week of costs of approximately $2.2 million in fiscal 2012 compared with fiscal 2011, and an increase of $9.0 million for amortization of intangible assets due to our acquisitions. The increases were partially offset by a decrease of $2.5 million in costs related to maintenance and support services.

As a percentage of revenue, cost of revenue remained flat in the three and six months ended April 30, 2012 compared to the same periods in fiscal 2011.

Operating Expenses

Research and Development

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$151.2	$123.2	$28.0	23%
Percentage of total revenue	35%	31%
Six months ended	$284.1	$243.9	$40.2	16%
Percentage of total revenue	33%	32%

The increase in research and development expenses in the three months ended April 30, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $14.4 million in personnel-related costs as a result of headcount increases primarily from our acquisitions, $8.3 million in acquisition-related costs, and $2.7 million in functionally allocated expenses as a result of headcount increases from our current year acquisitions.

The increase in research and development expenses for the six months ended April 30, 2012 compared with the same period in fiscal 2011 was primarily due to an increase of $18.8 million in personnel-related costs as a result of headcount increases primarily from our acquisitions, $5.5 million in acquisition-related costs, $3.6 million in functionally allocated expenses as a result of headcount increases from our current year acquisitions, and one additional week of costs of approximately $7.5 million in fiscal 2012 compared with fiscal 2011.

Sales and Marketing

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$108.8	$99.6	$9.2	9%
Percentage of total revenue	25%	25%
Six months ended	$204.2	$178.9	$25.3	14%
Percentage of total revenue	24%	24%

The increase in sales and marketing expenses for the three months ended April 30, 2012 compared to the same period in fiscal 2011 was primarily attributable to an increase of $8.7 million in acquisition-related costs.

The higher sales and marketing expenses for the six months ended April 30, 2012 compared to the same period in fiscal 2011 were due to increases in personnel-related costs of $13.3 million primarily driven by headcount increases from our acquisitions, $8.7 million in acquisition-related costs, and one additional week of costs of approximately $4.9 million in fiscal 2012 compared with fiscal 2011.

General and Administrative

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$49.9	$29.5	$20.4	69%
Percentage of total revenue	12%	7%
Six months ended	$83.8	$59.3	$24.5	41%
Percentage of total revenue	10%	8%

The increase in general and administrative expenses for the three months ended April 30, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $5.1 million in personnel-related costs, $2.0 million in professional services, $14.1 million in acquisition-related costs, and $1.5 million in facility expenses. The increases were partially offset by a decrease of $4.1 million from allocating expenses to other functions, as a result of increased headcount in those functional areas.

The increase in general and administrative expenses for the six months ended April 30, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $7.6 million in personnel-related costs, $1.9 million in professional services, $16.1 million in acquisition-related costs, and one additional week of costs of approximately $1.6 million in fiscal 2012 compared with fiscal 2011. The increases were partially offset by a decrease of $5.4 million from allocating expenses to other functions, as a result of increased headcount in those functional areas.

Amortization of Intangible Assets

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$23.7	$14.9	$8.8	59%
Included in operating expenses	4.9	3.8	1.1	29%

Total	$28.6	$18.7	$9.9	53%

Percentage of total revenue	7%	5%
Six months ended
Included in cost of revenue	$37.1	$28.1	$9.0	32%
Included in operating expenses	8.4	7.5	0.9	12%

Total	$45.5	$35.6	$9.9	28%

Percentage of total revenue	5%	5%

The increase in amortization of intangible assets for the three and six months ended April 30, 2012 compared to the same periods in fiscal 2011 was due to the amortization of intangible assets from our acquisitions, partially offset by certain intangible assets becoming fully amortized. See Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), net

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended
Interest (expense) income, net	$(0.5)	$0.6	$(1.1)	(183)%
Gain on assets related to executive deferred compensation plan assets	3.8	5.4	(1.6)	(30)%
Foreign currency exchange gain (loss)	2.0	(0.4)	2.4	(600)%
Write-down of long-term investments	—	(0.1)	0.1	(100)%
Other, net	1.1	0.1	1.0	1,000%

Total	$6.4	$5.6	$0.8	14%

Six months ended
Interest (expense) income, net	$(0.2)	$1.2	$(1.4)	(117)%
Gain on assets related to executive deferred compensation plan assets	6.4	8.6	(2.2)	(26)%
Foreign currency exchange gain	2.0	2.2	(0.2)	(9)%
Write-down of long-term investments	—	(1.0)	1.0	(100)%
Other, net	2.0	0.2	1.8	900%

Total	$10.2	$11.2	$(1.0)	(9)%

Other income (expense), net in the three and six months ended April 30, 2012 compared to the same periods in fiscal 2011 remained relatively flat.

Taxes

Our effective tax rate for the three and six months ended April 30, 2012 as compared to the three and six months ended April 30, 2011 was higher principally due to the benefit of an IRS settlement in the second quarter of fiscal 2011 and the extension of the U.S. federal R&D credit in the first quarter of fiscal 2011. This extension resulted in an additional tax credit for ten months of fiscal 2010 as well as a full year credit for fiscal 2011, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011. On February 22, 2012 the Company completed its acquisition of Magma which increased our deferred tax assets and liabilities and uncertain tax positions. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.

As of April 30, 2012, we held an aggregate of $147.3 million in cash and cash equivalents in the U.S. and an aggregate of $649.3 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our balance sheet and cash flows, and other commitments of our liquidity and capital resources during fiscal 2012.

Cash, Cash Equivalents and Short-Term Investments

	April 30, 2012	October 31, 2011	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$796.6	$855.1	$(58.5)	(7)%
Short-term investments	—	149.0	(149.0)	(100)%

Total	$796.6	$1,004.1	$(207.5)	(21)%

During the six months ended April 30, 2012, our primary sources and uses of cash consisted of (1) cash provided by operating activities of $87.5 million, (2) proceeds from liquidation of our short-term investments portfolio of $166.1 million, (3) cash paid for acquisitions and intangible assets, net of cash received, of $564.5 million (4) proceeds from credit facilities of $250.0 million (4) purchases of investments of $18.2 million, (5) cash paid for purchases of property and equipment of $19.6M, (6) proceeds from the issuance of common stock of $111.2 million for stock awards and (6) repurchases of common stock of $40.0 million.

Cash Flows

	April 30,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Six months ended
Cash provided by operating activities	$87.4	$56.9	$30.5	54%
Cash used in investing activities	(437.7)	(11.4)	(426.3)	3,739%
Cash provided by (used in) financing activities	298.1	(127.5)	425.6	(334)%

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

Cash provided by operating activities increased in the six months ended April 30, 2012 compared to the same period in fiscal 2011, primarily due to an increase in collections from customers, lower payments to vendors and favorable changes in tax balances, partly offset by changes in deferred revenue balances based on timing of release.

Cash used in investing activities. The increase in cash used in investing activities in the six months ended April 30, 2012 compared to the same period in fiscal 2011 is due to cash used for acquisitions in fiscal 2012, partially offset by higher net proceeds from short-term investments activity in fiscal 2012.

Cash provided by (used in) financing activities. The increase in cash provided by financing activities in the six months ended April 30, 2012 compared to the same period in fiscal 2011 primarily relates to proceeds from credit facilities obtained to finance our acquisitions and lower common stock repurchases under our stock repurchase program, partially offset by repayment of debt, acquired as part of our acquisitions during 2012. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

Accounts Receivable, net

April 30, 2012	October 31, 2011	Dollar Change	% Change
(dollars in millions)
$236.3	$203.1	$33.2	16%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 50 days at April 30, 2012, and 47 days at October 31, 2011. The increase in DSO and in net accounts receivable primarily relates to the timing of billings to customers during fiscal 2012.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	April 30, 2012	October 31, 2011	Dollar Change	% Change
	(dollars in millions)
Current assets	$1,173.5	$1,338.1	$(164.6)	(12)%
Current liabilities	1,073.2	1,010.3	62.9	6%

Working capital	$100.3	$327.8	$(227.5)	(69)%

Changes in our working capital were primarily due to (1) a $207.5 million decrease in cash, cash equivalents and short-term investments primarily due to our current period acquisitions, (2) an increase of $130.0 million in short-term debt obligations, (3) a $27.5 million decrease in deferred revenue due to timing of our billings, (4) a $33.2 million increase in accounts receivable, and (5) a net $49.3 million increase due to movements in other current assets, accounts payable and accrued balances primarily related to changes in tax balances, movements in foreign exchange contract fair values, timing of payments of annual maintenance contracts and payments of bonuses and variable compensation during the first half of our fiscal year.

Credit and Term Loan Facilities. On February 17, 2012, we entered into an amended and restated credit agreement with several lenders (the “Credit Agreement”) providing for (i) a $350.0 million senior unsecured revolving credit facility (the “Revolver”) and (ii) a $150.0 million senior unsecured term loan facility (the “Term Loan”). The Credit Agreement amended and restated our previous credit agreement dated October 14, 2011 in order to add a new term loan facility primarily to finance a portion of the purchase price for the acquisition of Magma on February 22, 2012. The Credit Agreement terminates on October 14, 2016. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and maintain specified levels of cash, as well as other non-financial covenants. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. At April 30, 2012, borrowings under the Revolver bore interest at LIBOR + 0.975% and borrowings under the Term Loan bore interest at LIBOR + 1.125%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment. As of April 30, 2012, we had outstanding balances of $100.0 million under the Revolver and $150.0 million under the Term Loan, respectively, and are in compliance with all covenants. We had no outstanding debt balances as of October 31, 2011. Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million beginning in the third quarter of our fiscal 2012, with the remainder due in October 2016. We can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. During the three months ended April 30 2012, we made no principal repayments under the Credit Agreement. All borrowings under the Revolver are considered short term and $120 million of the borrowings under the Term Loan are classified as long term. We expect the borrowings under the Revolver will fluctuate from quarter to quarter. Our borrowings under the Credit Agreement have a variable interest rate structure.

Other

As of April 30, 2012, our cash equivalents consist of cash deposits, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. During the three and six months ended April 30, 2012 and 2011, we had no impairment charge associated with our investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

As a result of the challenging conditions in the financial markets, we proactively manage our cash and cash equivalents and investments balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents and fixed income portfolio invested in banks and securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 4 and 5 of the Notes to Unaudited Condensed Consolidated Financial Statements.

We believe that our current cash, cash equivalents, and cash generated from operations will satisfy our routine business requirements for at least the next twelve months.

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. During the second quarter of 2012, we drew down drew down $100.0 million under the Revolver and $150.0 million under the Term Loan. Our total cash payments (including anticipated interest payments that are not recorded on the unaudited condensed consolidated balance sheets) over the life of the Term Loan are expected to be approximately $156.8 million. For further information, see Note 8 to Notes to Unaudited Condensed Consolidated Financial Statements for further information on our Revolver and Term Loan.

Effect of New Accounting Pronouncements

See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended April 30, 2012, we liquidated our municipal bond portfolio and incurred debt to fund the Magma acquisition.

Our exposure to market risk for changes in interest rates relates to our cash and cash equivalents and outstanding debt. As of April 30, 2012, all of our cash, cash equivalents and debt were at short term variable interest rates. While par value generally approximates fair value on variable instruments, rising interest rates over time would increase both our interest income and our interest expense.

The following tables present the carrying value and related weighted average total annual interest rate on our investment and debt portfolios at April 30, 2012:

Cash and Cash Equivalents

	Carrying Value	Weighted Average Total Return
	(in thousands)
Money market funds (U.S.)	$90,000	0.033%
Cash deposits and money market funds (International)	512,162	0.348%

Total interest bearing instruments	$602,162	0.301%

Debt Portfolio

	Carrying Value	Weighted Average Interest Rate
	(in thousands)
Term Loan	$150,000	1.375%
Revolver	100,000	1.225%

Total	$250,000	1.315%

The following tables present our investments and debt by fiscal year of expected maturity and average interest rates.

As of April 30, 2012

	Maturing in Year Ending October 31,
	2012	2013	2014	2015	2016	Total	Fair Value
	(in thousands)
Cash equivalent (variable)	$602,162	$—	$—	$—	$—	$602,162	$602,162
Average interest rate	0.30%	—%	—%	—%	—%
Short-term debt (variable rate)
Revolver	$100,000	$—	$—	$—	$—	$100,000	$100,000
Term Loan	$15,000	$15,000	$—	$—	$—	$30,000	$30,000
Average interest rate	1.24%	LIBOR + 1.125%	—%	—%	—%

Long-term debt (variable rate)
Term Loan		$15,000	$30,000	$30,000	$45,000	$120,000	$120,000
Average interest rate		LIBOR + 1.125%	LIBOR + 1.125%	LIBOR + 1.125%	LIBOR + 1.125%

As of October 31, 2011

	Maturing in Year Ending October 31,
	2012	2013	2014	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$705,079	$—	$—	$705,079	$705,079
Average interest rate	0.18%	—%	—%
Short-term investments (variable rate)	$6,885	$—	$—	$6,885	$6,885
Average interest rate	0.14%	—%	—%
Short-term investments (fixed rate)	$111,217	$23,789	$7,106	$142,112	$142,112
Average interest rate	0.74%	0.81%	0.72%

For more information on financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed with the SEC on December 16, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of April 30, 2012 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2012, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2012, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. (Dynetix) filed a patent infringement lawsuit against Synopsys in federal district court in the Northern District of California. The lawsuit alleges, among other things, that our VCS functional verification tool, and more specifically our VCS multicore technology and VCS Cloud product, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction. We have filed a motion for leave to amend our answer to assert patent infringement counterclaims against Dynetix and its two verification products.

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

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the recent acquisition of Magma Design Automation, Inc. for total purchase consideration (including cash paid (gross) and the value of equity awards assumed) of $550 million.

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

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition. For instance, if we are unable to successfully integrate Magma products and technology, we may not be able to achieve the anticipated revenue growth from our Magma acquisition. In addition, expenses associated with supporting Magma’s products could result in less expense synergies than anticipated. The integration process may involve significant management time and create uncertainty for employees and customers, and delays in the process could have a material adverse effect on our revenues, expenses, operating results and financial condition. Additionally, if we determine we cannot use or sell the acquired products or technology, we will be required to write down the associated intangible assets, which would negatively impact our operating results.

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

As of May 23, 2012, we have incurred debt of $250 million under our revolving credit and term loan facilities, primarily as a result of funding our Magma acquisition. Most of our worldwide cash, cash equivalents and short term investments balance is held in subsidiary accounts outside the United States – approximately 82% as of April 30, 2012. In addition, typically about half of our operating cash flow is received by our overseas subsidiaries. Should our cash spending needs in the United States rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure and/or the market price of our common stock.

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

Our Board of Directors (Board) previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. We repurchase shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2012, $272.4 million remained available for further repurchases under the program.

On January 6, 2012, we entered into an accelerated share repurchase agreement (the “January 2012 ASR”) to repurchase an aggregate of $40.0 million of our common stock. Pursuant to the January 2012 ASR, we made a prepayment of $40.0 million and received an initial share delivery of 744,325 shares of our common stock. The initial share delivery was valued at $20.0 million and was recorded as treasury stock in our unaudited condensed consolidated balance sheet as of January 31, 2012. The remaining balance of $20.0 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in our unaudited condensed consolidated balance sheet as of January 31, 2012. The equity forward contract was settled with 624,291 shares of our common stock during the second quarter of fiscal 2012. The average purchase price per share for this $40.0 million ASR was $29.23.

The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2012.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
February 5, 2012 through March 10, 2012	624,291	$32.04	624,291	$272,377,801	(2)
Month #2
March 11, 2012 through April 7, 2012	—	$—	—	$272,377,801
Month #3
April 8, 2012 through May 5, 2012	—	$—	—	$272,377,801

Total	624,291	$32.04	624,291	$272,377,801

(1)	All months shown are Synopsys’ fiscal months.
(2)	Amount reflects $20.0 million from the settlement of the January 2012 ASR equity forward contract.

See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	05/21/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.21	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	04/05/12

10.35	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.35	04/05/12

10.45	Amended and Restated Credit Agreement, dated February 17, 2012, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and Union Bank, N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.45	02/22/12

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: June 1, 2012	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Restated Bylaws	8-K	000-19807	3.2	05/21/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.21	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	04/05/12

10.35	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.35	04/05/12

10.45	Amended and Restated Credit Agreement, dated February 17, 2012, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and Union Bank, N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.45	02/22/12

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.