Form 10-Q
period 2012-07-31
SYNOPSYS INC
filed 2012-08-31
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

As of August 27, 2012, there were 149,126,370 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JULY 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	July 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$963,767	$855,077
Short-term investments	—	148,997

Total cash, cash equivalents and short-term investments	963,767	1,004,074
Accounts receivable, net of allowances of $3,608 and $2,489, respectively	210,929	203,124
Deferred income taxes	64,131	58,536
Income taxes receivable and prepaid taxes	17,700	25,545
Prepaid and other current assets	37,175	46,776

Total current assets	1,293,702	1,338,055
Property and equipment, net	165,909	159,517
Goodwill	1,638,884	1,289,286
Intangible assets, net	350,893	196,031
Long-term prepaid taxes	22,894	1,510
Long-term deferred income taxes	284,905	281,056
Other long-term assets	112,084	103,389

Total assets	$3,869,271	$3,368,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$302,888	$302,176
Accrued income taxes	7,183	4,589
Deferred revenue	798,144	703,555
Short-term debt	30,000	—

Total current liabilities	1,138,215	1,010,320
Long-term accrued income taxes	44,916	92,940
Long-term deferred revenue	57,945	56,208
Long-term debt	112,500	—
Other long-term liabilities	124,595	108,076

Total liabilities	1,478,171	1,267,544
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 148,626 and 143,308 shares outstanding, respectively	1,486	1,433
Capital in excess of par value	1,570,059	1,521,327
Retained earnings	1,079,382	957,517
Treasury stock, at cost: 8,638 and 13,956 shares, respectively	(228,104)	(358,032)
Accumulated other comprehensive income (loss)	(31,723)	(20,945)

Total stockholders’ equity	2,391,100	2,101,300

Total liabilities and stockholders’ equity	$3,869,271	$3,368,844

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Revenue:
Time-based license	$362,788	$322,147	$1,082,262	$936,518
Upfront license	25,423	19,013	76,268	70,562
Maintenance and service	55,536	45,635	143,274	138,029

Total revenue	443,747	386,795	1,301,804	1,145,109
Cost of revenue:
License	57,415	52,089	172,729	153,758
Maintenance and service	21,218	19,275	59,177	59,796
Amortization of intangible assets	21,156	13,368	58,243	41,511

Total cost of revenue	99,789	84,732	290,149	255,065

Gross margin	343,958	302,063	1,011,655	890,044
Operating expenses:
Research and development	143,955	122,547	428,060	366,456
Sales and marketing	100,004	90,732	304,244	269,618
General and administrative	31,769	27,052	115,556	86,387
Amortization of intangible assets	4,835	3,553	13,261	11,057

Total operating expenses	280,563	243,884	861,121	733,518

Operating income	63,395	58,179	150,534	156,526
Other income (expense), net	(2,310)	(2,212)	7,869	9,032

Income before income taxes	61,085	55,967	158,403	165,558
Provision (benefit) for income taxes	(14,571)	3,885	5,082	(15,864)

Net income	$75,656	$52,082	$153,321	$181,422

Net income per share:
Basic	$0.51	$0.36	$1.05	$1.23

Diluted	$0.50	$0.35	$1.03	$1.20

Shares used in computing per share amounts:
Basic	147,801	144,960	145,827	147,479

Diluted	150,644	148,045	149,095	151,598

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended July 31,
	2012	2011
Cash flow from operating activities:
Net income	$153,321	$181,422
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	115,076	96,959
Stock compensation	54,078	41,430
Allowance for doubtful accounts	973	910
Write-down of long-term investments	452	999
Gain on sale of investments	(650)	(829)
Deferred income taxes	10,553	(4,891)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	14,401	6,780
Prepaid and other current assets	6,116	(7,560)
Other long-term assets	(7,146)	(7,681)
Accounts payable and other liabilities	(15,490)	(17,285)
Income taxes	(32,370)	(38,998)
Deferred revenue	83,822	116,034

Net cash provided by operating activities	383,136	367,290

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	166,132	104,013
Purchases of short-term investments	(18,179)	(92,611)
Proceeds from sales of long-term investments	506	—
Purchases of property and equipment	(32,718)	(42,836)
Cash paid for acquisitions and intangible assets, net of cash acquired	(584,418)	(5,382)
Capitalization of software development costs	(2,308)	(2,269)

Net cash used in investing activities	(470,985)	(39,085)

Cash flows from financing activities:
Principal payments on capital leases	(5,177)	(4,592)
Proceeds from credit facility and term loan	250,000	—
Repayment of debt	(128,656)	—
Issuances of common stock	128,556	119,826
Purchases of treasury stock	(40,000)	(334,985)

Net cash provided by (used in) financing activities	204,723	(219,751)
Effect of exchange rate changes on cash and cash equivalents	(8,184)	6,025

Net change in cash and cash equivalents	108,690	114,479
Cash and cash equivalents, beginning of year	855,077	775,407

Cash and cash equivalents, end of period	$963,767	$889,886

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

Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2012 is a 53-week year and will end November 3, 2012, and fiscal 2011 was a 52-week year and ended on October 29, 2011. The results of operations for the first nine months of fiscal 2012 and 2011 included 40 weeks and 39 weeks, respectively. The third fiscal quarter and the first nine months of fiscal 2012 and 2011, ended on August 4, 2012 and July 30, 2011, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

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

As of July 31, 2012, the total purchase consideration and the preliminary purchase price allocation were as follows:

(in thousands)
Cash paid	$543,437
Fair value of assumed equity awards allocated to purchase consideration	6,797

Total purchase consideration	$550,234

Goodwill	303,487
Identifiable intangibles assets acquired	184,300
Other assets acquired	115,948
Debt and liabilities assumed	(53,501)

Total purchase allocation	$550,234

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

Acquisition-related costs directly attributable to the business combination totaling $0.9 million and $32.7 million for the three and nine month periods ended July 31, 2012, respectively, were expensed as incurred in the condensed unaudited consolidated statements of operations and consist primarily of employee separation costs, contract terminations, professional services, and facilities closure costs.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012		2011
	(in thousands)
Revenue(1)	$443,747	$422,101	$1,344,413		$1,253,219
Net Income(1)	$75,656	$44,109	$153,854	(2)	$130,988	(2)

(1)	Disclosure of the specific revenue contribution and net income of Magma subsequent to the acquisition, for the periods presented, is impracticable as the operations of Magma are integrated with the Company’s operations and not separately tracked.
(2)	2012 supplemental pro forma net income was adjusted to exclude $32.7 million of acquisition-related costs during the nine months ended July 31, 2012. Corresponding periods of 2011 supplemental pro forma net income were adjusted to include these charges.

Other Fiscal 2012 Acquisitions

During the nine months ended July 31, 2012, the Company completed other acquisitions for cash and preliminarily allocated the total purchase consideration of $78.5 million to the assets acquired and liabilities assumed based on their respective fair values at the acquisition dates, resulting in total goodwill of $45.0 million, of which $11.8 million is expected to be deductible for tax purposes. Acquired identifiable intangible assets totaling $38.7 million were valued using appropriate valuation methods such as income or cost methods and are being amortized over their respective useful lives ranging from three to eight years. For the three and nine month periods ended July 31, 2012, acquisition-related costs totaling $1.5 million and $3.5 million, respectively, were expensed as incurred in the statement of operations.

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

Note 4. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Short-term investments include money market funds and municipal securities and are classified as available-for-sale securities. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at July 31, 2012
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$229,522	$—	$—	$—	$229,522
Money market funds (U.S.)	185,000	—	—	—	185,000
Cash deposits and money market funds (International)	549,245	—	—	—	549,245

	963,767	—	—	—	963,767

Classified as non-current assets:
Strategic investments	3,961	—	—	—	3,961

Total	$967,728	$—	$—	$—	$967,728

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2011
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$149,998	$—	$—	$—	$149,998
Money market funds (U.S.)	55,267	—	—	—	55,267
Cash deposits and money market funds (International)	649,812	—	—	—	649,812
Municipal securities	148,850	296	(149)	—	148,997

	1,003,927	296	(149)	—	1,004,074

Classified as non-current assets:
Strategic investments	3,982	—	—	—	3,982

Total	$1,007,909	$296	$(149)	$—	$1,008,056

(1)	See Note 5 for further discussion of fair values.

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

The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(1,387)	$(110)	$631	$4,258

Foreign currency forward contracts outstanding are as follows:

	As of July 31, 2012	As of October 31, 2011
	(in thousands)
Total gross notional amount	$557,066	$599,844
Net fair value	$(14,270)	$(14,695)

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of July 31, 2012 and October 31, 2011, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2012
Other current assets	$1,186	$172
Other current liabilities	$15,587	$41

As of October 31, 2011
Other current assets	$2,161	$—
Other current liabilities	$16,827	$29

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2012
Foreign exchange contracts	Revenue	$(359)	Revenue	$(55)
Foreign exchange contracts	Operating expenses	(9,736)	Operating expenses	(3,835)

Total		$(10,095)		$(3,890)

Three months ended July 31, 2011
Foreign exchange contracts	Revenue	$(4,365)	Revenue	$(1,389)
Foreign exchange contracts	Operating expenses	650	Operating expenses	3,121

Total		$(3,715)		$1,732

Nine months ended July 31, 2012
Foreign exchange contracts	Revenue	$4,635	Revenue	$(1,689)
Foreign exchange contracts	Operating expenses	(14,631)	Operating expenses	(7,772)

Total		$(9,996)		$(9,461)

Nine months ended July 31, 2011
Foreign exchange contracts	Revenue	$(2,562)	Revenue	$(6,284)
Foreign exchange contracts	Operating expenses	7,653	Operating expenses	3,374

Total		$5,091		$(2,910)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Three months ended July 31, 2012
Foreign exchange contracts	$3	$518
Three months ended July 31, 2011
Foreign exchange contracts	$121	$(247)
Nine months ended July 31, 2012
Foreign exchange contracts	$57	$1,385
Nine months ended July 31, 2011
Foreign exchange contracts	$75	$(267)

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. The Company did not record any changes during the three months ended July 31, 2012 and recorded a reduction of $3.0 million during the nine months ended July 31, 2012, in research and development expenses due to the change in fair value of the liability for contingent consideration. As of July 31, 2012, the fair value of the liability for contingent consideration was estimated at $1.4 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2012:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$621,553	$621,553	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	1,358	—	1,358	—
Other long-term assets:
Deferred compensation plan assets	97,689	97,689	—	—

Total assets	$720,600	$719,242	$1,358	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$15,628	$—	$15,628	$—
Contingent consideration(1)	999	—	—	999
Other long-term liabilities:
Contingent consideration(1)	355	—	—	355

Total liabilities	$16,982	$—	$15,628	$1,354

(1)	Includes addition of contingent consideration of $0.7 million arising from a business combination completed during fiscal 2012 which is payable over two years.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2011:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$543,770	$543,770	$—	$—
Short-term investments:
Municipal securities	148,997	—	148,997	—
Prepaid and other current assets:
Foreign currency derivative contracts	2,161	—	2,161	—
Other long-term assets:
Deferred compensation plan assets	90,060	90,060	—	—

Total assets	$784,988	$633,830	$151,158	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$16,856	$—	$16,856	$—
Contingent consideration	2,096	—	—	2,096
Other long-term liabilities:
Contingent consideration	2,200	—	—	2,200

Total liabilities	$21,152	$—	$16,856	$4,296

Equity investments in privately-held companies are accounted for under the cost method of accounting. These equity investments (also called non-marketable equity securities) are classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than-temporary decline in value has occurred. As of July 31, 2012, the carrying value of these investments was $4.0 million.

The following non-marketable equity securities were measured and recorded at fair value within other long-term assets on a non-recurring basis. The losses on these securities were recorded in other income (expense), net.

	Balance as of July 31, 2012	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended July 31, 2012	Total (losses) during nine months ended July 31, 2012
	(in thousands)
Non-marketable equity securities	$—	$—	$(452)	$(452)

	Balance as of July 31, 2011	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended July 31, 2011	Total (losses) during nine months ended July 31, 2011
	(in thousands)
Non-marketable equity securities	$92	$92	$—	$(999)

Note 6. Goodwill and Intangible Assets

Goodwill as of July 31, 2012 consisted of the following:

(in thousands)
Balance at October 31, 2011	$1,289,286
Additions(1)	348,531
Adjustments(2)	1,067

Balance at July 31, 2012	$1,638,884

(1)	Addition relates to acquisitions in the current period.
(2)	Adjustments are primarily due to achievement of certain milestones relating to contingent consideration for an acquisition that closed prior to fiscal 2010 of $1.8 million and effects of foreign currency fluctuations of $(0.6) million.

Intangible assets as of July 31, 2012 consisted of the following:

	Gross Assets(1)	Accumulated Amortization(1)	Net Assets
	(in thousands)
Core/developed technology	$307,986	$144,566	$163,420
Customer relationships	134,914	43,412	91,502
Contract rights intangible	116,800	36,058	80,742
Covenants not to compete	2,530	2,304	226
Trademarks and trade names	7,400	3,426	3,974
In-process research and development (IPR&D)(2)	7,642	—	7,642
Capitalized software development costs	13,587	10,200	3,387

Total	$590,859	$239,966	$350,893

(1)	During the three and nine months ended July 31, 2012, the Company acquired $12.7 million and $227.3 million of intangible assets, respectively.
(2)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2011 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$226,928	$104,391	$122,537
Customer relationships	80,238	31,250	48,988
Contract rights intangible	33,300	19,801	13,499
Covenants not to compete	2,530	2,105	425
Trademarks and trade names	6,400	2,561	3,839
In-process research and development (IPR&D)	3,425	—	3,425
Capitalized software development costs	11,245	7,927	3,318

Total	$364,066	$168,035	$196,031

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Core/developed technology	$14,076	$10,901	$41,972	$33,877
Customer relationships	4,472	3,248	12,211	9,809
Contract rights intangible	7,075	2,467	16,257	7,967
Covenants not to compete	58	50	199	150
Trademarks and trade names	310	255	865	765
Capitalized software development costs(1)	751	741	2,238	2,221

Total	$26,742	$17,662	$73,742	$54,789

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2012	$26,577
2013	98,108
2014	77,430
2015	61,738
2016	36,731
2017 and thereafter	42,666
IPR&D(1)	7,643

Total	$350,893

(1)	IPR&D projects are estimated to be completed within two years of July 31, 2012. Amortization will begin upon project completion or the asset will be written off upon abandonment.

Note 7. Liabilities

Accounts payable and accrued liabilities consist of:

	July 31, 2012	October 31, 2011
	(in thousands)
Payroll and related benefits	$229,580	$238,691
Other accrued liabilities	51,590	53,173
Accounts payable	12,084	6,956
Acquisition-related liabilities	9,634	3,356

Total	$302,888	$302,176

Other long-term liabilities consist of:

	July 31, 2012	October 31, 2011
	(in thousands)
Deferred compensation liability	$97,688	$90,060
Other long-term liabilities	26,907	18,016

Total	$124,595	$108,076

Note 8. Credit and Term Loan Facilities

On February 17, 2012, the Company entered into an amended and restated credit agreement with several lenders (the “Credit Agreement”) providing for (i) a $350.0 million senior unsecured revolving credit facility (the “Revolver”) and (ii) a $150.0 million senior unsecured term loan facility (the “Term Loan”). The Credit Agreement amended and restated the Company’s previous credit agreement dated October 14, 2011 in order to add a new term loan facility primarily to finance a portion of the purchase price for the acquisition of Magma on February 22, 2012. The Credit Agreement terminates on October 14, 2016. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain specified levels of cash, as well as other non-financial covenants. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. At July 31, 2012, borrowings under the Revolver bore interest at LIBOR + 0.975% and borrowings under the Term Loan bore interest at LIBOR + 1.125%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment. As of July 31, 2012, the Company had no outstanding balance under the Revolver and a $142.5 million outstanding balance under the Term Loan, and is in compliance with all covenants. $112.5 million of the borrowings under the Term Loan are classified as long term. The Company had no outstanding debt balances as of October 31, 2011. Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million beginning in the third quarter of our fiscal 2012, with the remainder due in October 2016. The Company can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. During the three and nine months ended July 31, 2012, the Company made principal payments of $100.0 million and $7.5 million under the Revolver and Term Loan, respectively. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter.

These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy. The carrying amount of the short-term and long-term debt approximates the estimated fair value.

Note 9. Comprehensive Income

The following table presents the components of comprehensive income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Net income	$75,656	$52,082	$153,321	$181,422
Change in unrealized (losses) gains on investments, net of tax of $0 and $58, for the three and nine months ended July 31, 2012, respectively, and of $(9) and $104, for the same periods ended July 31, 2011, respectively	—	14	(88)	(163)
Deferred gains (losses) on cash flow hedges, net of tax of $2,227 and $2,608, for the three and nine months ended July 31, 2012, respectively, and of $575 and $(1,287), for the same periods ended July 31, 2011, respectively	(10,100)	(3,646)	(10,221)	5,169
Reclassification adjustment on deferred (gains) losses on cash flow hedges, net of tax of $(1,247) and $(2,840), for the three and nine months ended July 31, 2012, respectively, and of $401 and $(541), for the same periods ended July 31, 2011, respectively	3,890	(1,731)	9,460	2,910
Foreign currency translation adjustment	(2,871)	3,194	(9,929)	6,318

Total	$66,575	$49,913	$142,543	$195,656

Note 10. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2012, $272.4 million remained available for further repurchases under the program.

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

On January 6, 2012, the Company entered into an additional accelerated share repurchase agreement (the “January 2012 ASR”) to repurchase an aggregate of $40.0 million of the Company’s common stock Pursuant to the January 2012 ASR, the Company made a prepayment of $40.0 million and received an initial share delivery of 744,325 shares of the Company’s common stock. The initial share delivery was valued at $20.0 million and was recorded as treasury stock in the unaudited condensed consolidated balance sheet as of January 31, 2012. The remaining balance of $20.0 million was recorded as an equity forward contract, which is included in “Capital in excess of par value” in the unaudited condensed consolidated balance sheet as of January 31, 2012. The equity forward contract was settled with 624,291 shares of the Company’s common stock during the second quarter of fiscal 2012. The average purchase price per share for this $40.0 million ASR was $29.23.

Stock repurchase activities are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012 (1)	2011
	(in thousands, except per share price)
Shares repurchased	—	3,830	2,474	12,439
Average purchase price per share	$—	$26.11	$29.64	$26.93
Aggregate purchase price	$—	$100,000	$73,335	$334,985
Reissuance of treasury stock	1,677	1,010	7,793	7,626

(1)	Amount includes $33.3 million from the settlement of the September 2011 ASR equity forward contract.

Note 11. Stock Compensation

The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Cost of license	$1,794	$1,375	$5,152	$4,092
Cost of maintenance and service	436	361	1,264	993
Research and development expense	8,178	6,157	24,351	19,868
Sales and marketing expense	3,582	2,812	10,153	7,987
General and administrative expense	3,233	2,810	13,158	8,490

Stock compensation expense before taxes	17,223	13,515	54,078	41,430
Income tax benefit	(3,865)	(3,671)	(12,135)	(11,252)

Stock compensation expense after taxes	$13,358	$9,844	$41,943	$30,178

As of July 31, 2012, there was $120.1 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.7 years.

The intrinsic value of equity awards exercised during the periods below is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Intrinsic value of awards exercised	$11,084	$4,503	$48,235	$32,356

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Numerator:
Net income	$75,656	$52,082	$153,321	$181,422
Denominator:
Weighted-average common shares for basic net income per share	147,801	144,960	145,827	147,479
Dilutive effect of potential common shares from equity-based compensation	2,843	3,085	3,268	4,119

Weighted-average common shares for diluted net income per share	150,644	148,045	149,095	151,598

Anti-dilutive employee stock-based awards excluded(1)	3,995	5,469	3,522	3,593

(1)	These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 13. Segment Disclosure

ASC 280, Segment Reporting, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Makers (CODMs) in deciding how to allocate resources and in assessing performance. The Company provides software and hardware products and consulting services in the EDA software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses of the Company’s products are used in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment.

The following table presents the revenues related to operations by geographic areas:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Revenue:
United States	$216,315	$176,811	$620,982	$526,126
Europe	58,113	55,548	170,953	155,010
Japan	71,107	67,978	220,160	206,276
Asia-Pacific and Other	98,212	86,458	289,709	257,697

Consolidated	$443,747	$386,795	$1,301,804	$1,145,109

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and is therefore subject to certain assumptions and to the Company’s methodology.

One customer accounted for 10.8% and 10.5% of the Company’s unaudited condensed consolidated revenue in the three months ended July 31, 2012 and 2011, respectively, and accounted for 10.5% and 10.5% of the Company’s unaudited condensed consolidated revenue in the nine months ended July 31, 2012 and 2011, respectively.

Note 14. Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)
Interest income (expense), net	$(650)	$521	$(855)	$1,686
Gain (loss) on assets related to deferred compensation plan assets	(1,423)	(2,774)	4,997	5,845
Foreign currency exchange gain (loss)	(349)	(483)	1,637	1,732
Impairment of long-term investment	(452)	—	(452)	(999)
Other, net	564	524	2,542	768

Total	$(2,310)	$(2,212)	$7,869	$9,032

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter, taking into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Income before income taxes	$61,085	$55,967	$158,403	$165,558
Provision (benefit) for income tax	$(14,571)	$3,885	$5,082	$(15,864)
Effective tax rate	(23.9)%	6.9%	3.2%	(9.6)%

The Company’s effective tax rate for the three months ended July 31, 2012 is lower than the statutory federal income tax rate of 35% primarily due to the tax impact of a final settlement with the Internal Revenue Service (IRS) for fiscal years 2010 and 2011 and a settlement with the Taiwan tax authorities for fiscal year 2008, as well as lower tax rates applicable to its non-U.S. operations and the U.S. federal R&D tax credit, partially offset by state taxes and non-deductible stock compensation. The effective tax rate decreased in the three months ended July 31, 2012, as compared to the same period in fiscal 2011, primarily due to the tax impact of the IRS settlement for fiscal years 2010 and 2011 and the Taiwan settlement for fiscal year 2008, recorded in the third quarter of fiscal 2012. The effective tax rate increased in the nine months ended July 31, 2012, as compared to the same period in fiscal 2011, primarily due to the extension of the U.S. federal R&D credit in the first quarter of fiscal 2011 as well as additional tax benefits from fiscal 2011 tax settlements for fiscal years 2006 through 2009 compared to the fiscal 2012 tax settlements. This extension resulted in an additional tax credit for ten months of fiscal 2010 as well as a full year credit for fiscal 2011, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011.

The Company’s total gross unrecognized tax benefits at July 31, 2012 are $119 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at July 31, 2012 were recognized in the future, approximately $74 million would decrease the effective tax rate.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. During the three months ended July 31, 2012, there were significant changes to the Company’s total gross unrecognized tax benefits as a result of the IRS settlement and Taiwan settlement described above. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $44 million.

The Company’s subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
Hungary	Fiscal 2011
Taiwan and Japan	Fiscal years after 2006

IRS Examinations

The Company is regularly audited by the IRS. In fiscal 2011, the Company reached a final settlement with the Examination Division of the IRS for its audits of fiscal years 2006 through 2009. As a result of the settlement, the Company’s unrecognized tax benefits decreased by $35.9 million and the impact to other balance sheet tax accounts was not material. The net tax benefit resulting from the settlement was $32.8 million. In the third quarter of fiscal 2012, the Company reached a final settlement with the Examination Division of the IRS for its audits of fiscal years 2010 and 2011. As a result of the settlement, the Company’s unrecognized tax benefits decreased by $24.7 million and the impact to other balance sheet tax accounts was not material. The net tax benefit resulting from the settlement was $15.9 million.

Non-U.S. Examinations

The Company’s subsidiaries are being audited in a number of jurisdictions, including Taiwan (for fiscal 2010) and Hungary (for fiscal 2011). The Company believes that it has adequately provided for potential tax adjustments in both jurisdictions, including interest and potential penalties. The Hungarian tax authorities have disallowed the Company’s claim to tax benefits with respect to certain intercompany charges, which resulted in additional tax and interest for the years under examination and for subsequent years. On March 5, 2012, the Company reached a settlement with the Hungarian tax authorities with regard to its fiscal years 2007 and 2008. The settlement did not have a material impact on income tax expense, but resulted in a $5.1 million cash payment. On May 10, 2012 the Company reached a settlement with the Hungarian tax authorities for fiscal years 2009 and 2010. The settlement did not have a material impact on income tax expense but resulted in a $3.2 million reduction to prepaid taxes in the third quarter and will require future cash payments of $10.9 million. Including the cash payments above, the settlements of fiscal years 2007 through 2010 reduced unrecognized tax benefits by $27.0 million and $24.2 million in the second and third quarter of fiscal 2012, respectively with the remaining $10.9 million to be paid when payment terms are determined.

On June 21, 2012, the Company reached a settlement with the Taiwan tax authorities for fiscal 2008 with regard to certain transfer pricing issues. As a result of the settlement and the application of the settlement to other open fiscal years, the Company’s unrecognized tax benefits decreased by $16.5 million. The net tax benefit resulting from the settlement and the application to other open fiscal years was $14.7 million.

Note 16. Contingencies

On August 3, 2012, Synopsys Taiwan Ltd. (Synopsys Taiwan), the Company’s wholly owned subsidiary incorporated under the laws of the Republic of China (Taiwan), entered into a merger agreement to acquire SpringSoft, Inc. (SpringSoft), a company incorporated under the laws of Taiwan. Under the merger agreement, Synopsys Taiwan commenced a cash tender offer to acquire all of the outstanding shares of SpringSoft at a price of NT$57.00 per share. The consummation of the tender offer is subject to various conditions, including obtaining regulatory approval and the tender of 51% of SpringSoft’s outstanding shares. The Company currently expects the tender offer to close in the fourth quarter of fiscal 2012, which may require consolidation of SpringSoft’s financial results with the Company’s financial results as of the close of the tender offer. After the consummation of the tender offer, and subject to certain conditions including SpringSoft board and, if applicable, shareholder approval, SpringSoft will merge into Synopsys Taiwan. Certain unvested equity awards of SpringSoft will be assumed and converted into equity awards of Synopsys at the closing of the merger. The Company currently expects the merger to close in the first quarter of fiscal 2013. Assuming the successful completion of the tender offer and merger, the aggregate purchase price for the SpringSoft acquisition will be approximately US$406 million (NT$12.2 billion), or approximately US$305 million (NT$9.2 billion) net of cash acquired. The Company has agreed to guarantee the obligations of Synopsys Taiwan under the merger agreement, including payments due in connection with the tender offer and merger.

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s financial position and results of operations. The Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, the Company accrues a liability for the estimated loss. The Company has determined that no disclosure of estimated loss is required for a claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

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

On February 10, 2012, the parties to the Magma Lawsuits entered into a memorandum of understanding (MOU) in which they agreed on the terms of a proposed settlement of the lawsuits, which would include the dismissal with prejudice of all claims against all of the defendants. Pursuant to the MOU, Magma agreed to make certain additional disclosures concerning Magma’s acquisition by the Company, which supplemented the information provided in Magma’s proxy statement filed with the Securities and Exchange Commission on January 10, 2012, and to pay certain legal fees and expenses of plaintiffs’ counsel, which would be immaterial to Synopsys’ financial results. As contemplated by the MOU, the parties entered into a stipulation of settlement, which is subject to customary conditions including court approval following notice to Magma’s former stockholders. The plaintiffs have filed a motion for preliminary approval of such proposed settlement.

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. (Dynetix) filed a patent infringement lawsuit against the Company. The lawsuit alleges, among other things, that the Company’s VCS functional verification tool, and more specifically its VCS multicore technology and VCS Cloud product, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction. The Company has asserted patent infringement counterclaims against Dynetix based on Dynetix’s two verification products.

Note 17. Effect of New Accounting Pronouncements

In July 2012, the FASB issued guidance regarding indefinite-lived intangibles impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The new guidance will be effective in the first quarter of fiscal 2013 and early adoption is permitted. The Company does not believe the adoption of the guidance will have a material impact on its consolidated financial statements.

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

Acquisition of Magma Design Automation, Inc. (Magma)

During the second quarter of fiscal 2012, we completed our acquisition of Magma. As further described below, this acquisition, combined with other acquisitions in fiscal 2012, were the primary drivers for the fluctuations in revenues and expenses compared to the three- and nine-month periods ended July 31, 2011.

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

Our results of operations for the first nine months of fiscal 2012 and 2011 included 40 weeks and 39 weeks, respectively, and ended on August 4, 2012 and July 30, 2011, respectively. The extra week in the first quarter of fiscal 2012 resulted in approximately $26 million of additional revenue, related primarily to time-based licenses, and approximately $16 million of additional expenses.

For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the closest calendar month ends of July 31, 2012 and 2011 respectively.

Financial Performance Summary for the Three Months Ended July 31, 2012 (Compared to the Three Months Ended July 31, 2011)

•	We continue to derive more than 90% of our revenue from time-based licenses, maintenance and services.

•	Our total revenue increased by 15% or $57.0 million primarily due to our continuing overall growth, including revenues from the Magma acquisition.

•

Total operating expense, including cost of revenue, increased by 15% or $36.7 million primarily due to employee-related costs as a result of higher headcount from acquisitions since the third quarter of fiscal 2011 and, to a lesser extent, costs related to acquisition activities.

•	The increase in net income of 45% or $23.6 million is primarily due to the benefit from tax settlements and higher revenue in the third quarter of fiscal 2012.

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

We recognize revenue for the separate units of accounting when all revenue recognition criteria are met. Revenue allocated to hardware units of accounting is recognized upon shipment when all other revenue recognition criteria are met. Revenue allocated to software units of accounting is recognized according to the methods described above depending on the software license type (TSL, term license or perpetual license).

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

Results of Operations

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. The average license term of the TSLs and term licenses we entered into in the three months ended July 31, 2012 and 2011 was 2.5 years and 2.7 years, respectively, and was 2.7 years and 2.8 years for the nine months ended July 31, 2012 and 2011, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.

Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year). Revenue on professional services orders is generally recognized after services are performed and accepted by the customer.

Our revenue in any fiscal quarter is equal to the sum of our time-based license, upfront license, maintenance and professional services and hardware revenue for the period. We derive time-based license revenue in any quarter largely from TSL orders received and delivered in prior quarters and to a smaller extent due to contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront license revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the quarter. We derive maintenance revenue in any quarter largely from maintenance orders received in prior quarters since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue primarily from orders received in prior quarters, since we recognize revenue from professional services as those services are delivered and accepted or on percentage of completion for arrangements requiring significant modification of our software, and not when they are booked. Our license revenue is sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL delivered on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, perpetual and term licenses with greater than 75% of the license fee due within one year from shipment typically generate current quarter revenue but no future revenue (e.g., a $120,000 order for a perpetual license generates $120,000 in revenue in the quarter the product is delivered, but no future revenue). Additionally, revenue in a particular quarter may also be impacted by perpetual and term licenses in which less than 75% of the license fees and 100% of the maintenance fees are payable within one year from shipment as the related revenue will be recognized as revenue in the period when customer payments become due and payable.

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

Total Revenue

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$443.7	$386.8	$56.9	15%
Nine months ended	$1,301.8	$1,145.1	$156.7	14%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals.

The increase in total revenue for the three months ended July 31, 2012 compared to the same period in fiscal 2011 was due to our overall growth including contributions of revenue from acquired companies such as Magma.

The increase in total revenue for the nine months ended July 31, 2012 compared to the same period in fiscal 2011 was attributable to the impact of an additional week in fiscal 2012, which resulted in approximately $26 million in additional revenue, and additional revenues due to overall growth of our business and, to a lesser extent, due to revenue from acquired companies, mainly from Magma.

Time-Based License Revenue

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$362.8	$322.1	$40.7	13%
Percentage of total revenue	82%	83%
Nine months ended	$1,082.3	$936.5	$145.8	16%
Percentage of total revenue	83%	82%

The increase in time-based license revenue for the three and nine months ended July 31, 2012 compared to the same periods in fiscal 2011 was primarily attributable to increases in TSL license revenue from arrangements booked in prior periods and revenues from arrangements acquired in the Magma acquisition, which are recognized with ratable terms. In addition, the increase for the nine months ended July 31, 2012 included additional revenue due to an extra week in the fiscal 2012 compared to fiscal 2011.

Upfront License Revenue

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$25.4	$19.0	$6.4	34%
Percentage of total revenue	6%	5%
Nine months ended	$76.3	$70.6	$5.7	8%
Percentage of total revenue	6%	6%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements which can drive the amount of upfront orders and revenue in any particular period.

The increase in upfront license revenue for the three months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily attributable to the increase in sales of perpetual licenses.

The increase in upfront license revenue for the nine months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily attributable to the increase in sales of hardware products.

Maintenance and Service Revenue

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$19.0	$18.7	$0.3	2%
Professional services and other revenue	36.5	26.9	9.6	36%

Total maintenance and services revenue	$55.5	$45.6	$9.9	22%

Percentage of total revenue	13%	12%
Nine months ended
Maintenance revenue	$54.3	$59.0	$(4.7)	(8)%
Professional services and other revenue	88.9	79.0	9.9	13%

Total maintenance and services revenue	$143.2	$138.0	$5.2	4%

Percentage of total revenue	11%	12%

Maintenance revenue remained relatively flat for the three months ended July 31, 2012 compared to the same period in fiscal 2011. Maintenance revenue was slightly lower for the nine months ended July 31, 2012 compared to the same period in fiscal 2011. Maintenance revenue fluctuates primarily due to the timing of renewals of maintenance contracts.

Professional services and other revenue increased for the three and nine month periods ended July 31, 2012 compared to the same periods in fiscal 2011 primarily due to the growth of our business, timing of customer requirements, and project completions.

Cost of Revenue

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$57.4	$52.1	$5.3	10%
Cost of maintenance and service revenue	21.2	19.2	2.0	10%
Amortization of intangible assets	21.2	13.4	7.8	58%

Total	$99.8	$84.7	$15.1	18%

Percentage of total revenue	22%	22%
Nine months ended
Cost of license revenue	$172.7	$153.8	$18.9	12%
Cost of maintenance and service revenue	59.2	59.8	(0.6)	(1)%
Amortization of intangible assets	58.2	41.5	16.7	40%

Total	$290.1	$255.1	$35.0	14%

Percentage of total revenue	22%	22%

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

The increase in cost of revenue in the three months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $4.7 million in personnel-related costs as a result of headcount increases to support our revenue growth and increases from our acquisitions, an increase of $1.9 million in professional services driven by higher consulting service activities, and an increase of $7.8 million for amortization of intangible assets due to our acquisitions.

The increase in cost of revenue in the nine months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $11.8 million in personnel-related costs and $1.5 million in functionally allocated expenses as a result of headcount increases to support our revenue growth and increases from our acquisitions, $1.2 million in acquisition-related costs, one additional week of costs of approximately $2.2 million in fiscal 2012 compared with fiscal 2011, and an increase of $16.7 million for amortization of intangible assets due to our acquisitions.

As a percentage of revenue, cost of revenue remained flat in the three and nine months ended July 31, 2012 compared to the same periods in fiscal 2011.

Operating Expenses

Research and Development

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$144.0	$122.5	$21.5	18%
Percentage of total revenue	32%	32%
Nine months ended	$428.1	$366.5	$61.6	17%
Percentage of total revenue	33%	32%

The increase in research and development expenses in the three months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $14.7 million in personnel-related costs as a result of headcount increases primarily from our acquisitions, $1.4 million in acquisition-related costs, and $3.3 million in functionally allocated expenses as a result of headcount increases from our current year acquisitions.

The increase in research and development expenses for the nine months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $37.6 million in personnel-related costs as a result of headcount increases primarily from our acquisitions, $6.9 million in acquisition-related costs, $7.0 million in functionally allocated expenses as a result of headcount increases from our current year acquisitions, and one additional week of costs of approximately $7.5 million in fiscal 2012 compared with fiscal 2011.

Sales and Marketing

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$100.0	$90.7	$9.3	10%
Percentage of total revenue	23%	23%
Nine months ended	$304.2	$269.6	$34.6	13%
Percentage of total revenue	23%	24%

The increase in sales and marketing expenses for the three months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily attributable to increases in personnel-related costs of $8.6 million driven by headcount increases from our acquisitions.

The increase in sales and marketing expenses for the nine months ended July 31, 2012 compared to the same period in fiscal 2011 was due to increases in personnel-related costs of $17.8 million primarily driven by headcount increases from our acquisitions, $2.8 million in variable compensation due to higher shipments, $8.1 million in acquisition-related costs, and one additional week of costs of approximately $4.9 million in fiscal 2012 compared with fiscal 2011.

General and Administrative

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended	$31.8	$27.1	$4.7	17%
Percentage of total revenue	7%	7%
Nine months ended	$115.6	$86.4	$29.2	34%
Percentage of total revenue	9%	8%

The increase in general and administrative expenses for the three months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $3.5 million in personnel-related costs as a result of headcount increases primarily from our acquisitions, $3.2 million in acquisition-related costs, $2.3 million in depreciation and maintenance expenses, and $1.6 million in facility expenses. The increases were partially offset by an increase of $6.3 million from allocating expenses to other functions, as a result of increased headcount in those functional areas.

The increase in general and administrative expenses for the nine months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily due to an increase of $11.1 million in personnel-related costs as a result of headcount increases primarily from our acquisitions, $3.9 million in depreciation and maintenance expenses, $19.3 million in acquisition-related costs, $2.1 million in facility expenses, and one additional week of costs of approximately $1.6 million in fiscal 2012 compared with fiscal 2011. The increases were partially offset by an allocation of $11.5 million in expenses to other functions, as a result of increased headcount in those functional areas.

Amortization of Intangible Assets

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$21.2	$13.4	$7.8	58%
Included in operating expenses	4.8	3.6	1.2	33%

Total	$26.0	$17.0	$9.0	53%

Percentage of total revenue	6%	4%
Nine months ended
Included in cost of revenue	$58.2	$41.5	$16.7	40%
Included in operating expenses	13.3	11.1	2.2	20%

Total	$71.5	$52.6	$18.9	36%

Percentage of total revenue	5%	5%

The increase in amortization of intangible assets for the three and nine months ended July 31, 2012 compared to the same periods in fiscal 2011 was due to the amortization of intangible assets from our acquisitions, partially offset by certain intangible assets becoming fully amortized. See Note 6 to Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), net

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Three months ended
Interest (expense) income, net	$(0.6)	$0.5	$(1.1)	(220)%
(Loss) on assets related to executive deferred compensation plan assets	(1.4)	(2.8)	1.4	(50)%
Foreign currency exchange gain (loss)	(0.4)	(0.4)	—	—%
Write-down of long-term investments	(0.5)	—	(0.5)	100%
Other, net	0.6	0.5	0.1	20%

Total	$(2.3)	$(2.2)	$(0.1)	5%

Nine months ended
Interest (expense) income, net	$(0.8)	$1.7	$(2.5)	(147)%
Gain on assets related to executive deferred compensation plan assets	5.0	5.8	(0.8)	(14)%
Foreign currency exchange gain	1.6	1.7	(0.1)	(6)%
Write-down of long-term investments	(0.5)	(1.0)	0.5	(50)%
Other, net	2.6	0.8	1.8	225%

Total	$7.9	$9.0	$(1.1)	(12)%

Other income (expense), net in the three and nine months ended July 31, 2012 compared to the same periods in fiscal 2011 remained relatively flat.

Taxes

Our effective tax rate for the three months ended July 31, 2012 as compared to the three months ended July 31, 2011 was lower principally due to the tax impact of an Internal Revenue Service (IRS) settlement for fiscal years 2010 and 2011 and a settlement with the Taiwan tax authorities for fiscal year 2008 recorded in the third quarter of fiscal 2012. Our effective tax rate for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011 was higher principally due to the extension of the U.S. federal R&D credit in the first quarter of fiscal 2011 as well as additional tax benefits from fiscal 2011 tax settlements for fiscal years 2006 through 2009 compared to the fiscal 2012 tax settlements. This extension resulted in an additional tax credit for ten months of fiscal 2010 as well as a full year credit for fiscal 2011, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011. On February 22, 2012 the Company completed its acquisition of Magma which increased our deferred tax assets and liabilities and uncertain tax positions. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.

As of July 31, 2012, we held an aggregate of $213.1 million in cash and cash equivalents in the U.S. and an aggregate of $750.7 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our balance sheet and cash flows, and other commitments of our liquidity and capital resources during fiscal 2012.

Cash, Cash Equivalents and Short-Term Investments

	July 31, 2012	October 31, 2011	Dollar Change	% Change
	(dollars in millions)
Cash and cash equivalents	$963.8	$855.1	$108.7	13%
Short-term investments	—	149.0	(149.0)	(100)%

Total	$963.8	$1,004.1	$(40.3)	(4)%

During the nine months ended July 31, 2012, our primary sources and uses of cash consisted of (1) cash provided by operating activities of $383.1 million, (2) net proceeds from liquidation of our short-term investments portfolio of $148.0 million, (3) cash paid for acquisitions and intangible assets, net of cash received, of $584.4 million, (4) net proceeds from credit facilities of $142.5 million, (5) payment on acquired debt of $21.2 million, (6) cash paid for purchases of property and equipment of $32.7M, (7) proceeds from the issuance of common stock of $128.6 million for stock awards and (8) repurchases of common stock of $40.0 million.

Cash Flows

	July 31,
	2012	2011	Dollar Change	% Change
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$383.1	$367.3	$15.8	4%
Cash used in investing activities	(471.0)	(39.1)	(431.9)	1,105%
Cash provided by (used in) financing activities	204.7	(219.8)	424.5	(193)%

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

Cash provided by operating activities increased in the nine months ended July 31, 2012 compared to the same period in fiscal 2011, primarily due to an increase in collections from customers, favorable changes in tax balances and prepaid and other current assets, partly offset by changes in deferred revenue balances based on timing of release.

Cash used in investing activities. The increase in cash used in investing activities in the nine months ended July 31, 2012 compared to the same period in fiscal 2011 is due to cash used for acquisitions in fiscal 2012, partially offset by higher net proceeds from short-term investments activity in fiscal 2012.

Cash provided by (used in) financing activities. The increase in cash provided by financing activities in the nine months ended July 31, 2012 compared to the same period in fiscal 2011 primarily relates to net proceeds from credit facilities obtained to finance our acquisitions and lower common stock repurchases under our stock repurchase program, partially offset by repayment of debts. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for details of our stock repurchase program.

Accounts Receivable, net

July 31, 2012	October 31, 2011	Dollar Change	% Change
(dollars in millions)
$210.9	$203.1	$7.8	4%

Our accounts receivable and Days Sales Outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 43 days at July 31, 2012, and 47 days at October 31, 2011. The decrease in DSO and in net accounts receivable primarily relates to the timing of billings to customers during fiscal 2012.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	July 31, 2012	October 31, 2011	Dollar Change	% Change
	(dollars in millions)
Current assets	$1,293.7	$1,338.1	$(44.4)	(3)%
Current liabilities	1,138.2	1,010.3	127.9	13%

Working capital	$155.5	$327.8	$(172.3)	(53)%

Changes in our working capital were primarily due to (1) a $40.3 million decrease in cash, cash equivalents and short-term investments primarily due to our current period acquisitions, (2) an increase of $30.0 million in short-term debt obligations, (3) a $94.5 million increase in deferred revenue due to timing of our billings, (4) a $7.8 million increase in accounts receivable, and (5) a net $15.3 million decrease due to movements in other current assets, accounts payable and accrued balances primarily related to changes in tax balances, movements in foreign exchange contract fair values, and timing of payments of annual maintenance contracts.

Credit and Term Loan Facilities. On February 17, 2012, we entered into an amended and restated credit agreement with several lenders (the “Credit Agreement”) providing for (i) a $350.0 million senior unsecured revolving credit facility (the “Revolver”) and (ii) a $150.0 million senior unsecured term loan facility (the “Term Loan”). The Credit Agreement amended and restated our previous credit agreement dated October 14, 2011 in order to add a new term loan facility primarily to finance a portion of the purchase price for the acquisition of Magma on February 22, 2012. The Credit Agreement terminates on October 14, 2016. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and maintain specified levels of cash, as well as other non-financial covenants. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. At July 31, 2012, borrowings under the Revolver bore interest at LIBOR + 0.975% and borrowings under the Term Loan bore interest at LIBOR + 1.125%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment. As of July 31, 2012, we had no outstanding balance under the Revolver and a $142.5 million outstanding balance under the Term Loan, and are in compliance with all covenants. $112.5 million of the borrowings under the Term Loan are classified as long term. We had no outstanding debt balances as of October 31, 2011. Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million beginning in the third quarter of our fiscal 2012, with the remainder due in October 2016. We can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. During the three and nine months ended July 31 2012, we made principal payments of $100.0 million and $7.5 million under the Revolver and Term Loan, respectively. We expect the borrowings under the Revolver will fluctuate from quarter to quarter. Our borrowings under the Credit Agreement have a variable interest rate structure.

Other Commitments—Pending Acquisition of SpringSoft, Inc. On August 3, 2012, Synopsys Taiwan Ltd. (Synopsys Taiwan), our wholly owned subsidiary incorporated under the laws of the Republic of China (Taiwan), entered into a merger agreement to acquire SpringSoft, Inc. (SpringSoft), a company incorporated under the laws of Taiwan. Under the merger agreement, Synopsys Taiwan commenced a cash tender offer to acquire all of the outstanding shares of SpringSoft at a price of NT$57.00 per share. The consummation of the tender offer is subject to various conditions, including obtaining regulatory approval and the tender of 51% of SpringSoft’s outstanding shares. We currently expect the tender offer to close in the fourth quarter of fiscal 2012. After the consummation of the tender offer, and subject to certain conditions including SpringSoft board and, if applicable, shareholder approval, SpringSoft will merge into Synopsys Taiwan. Certain unvested equity awards of SpringSoft will be assumed and converted into equity awards of Synopsys at the closing of the merger. We currently expect the merger to close in the first quarter of fiscal 2013. Assuming the successful completion of the tender offer and merger, the aggregate purchase price for the SpringSoft acquisition will be approximately US$406 million (NT$12.2 billion), or approximately US$305 million (NT$9.2 billion) net of cash acquired. We have agreed to guarantee the obligations of Synopsys Taiwan under the merger agreement, including payments due in connection with the tender offer and merger. We currently expect to fund the acquisition with cash held outside the United States.

We believe that our current cash, cash equivalents, and cash generated from operations will satisfy our routine business requirements for at least the next twelve months.

Other

As of July 31, 2012, our cash equivalents consist of cash deposits, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. During the three and nine months ended July 31, 2012 and 2011, we had no impairment charge associated with our investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

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

Contractual Obligations

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. During the second quarter of 2012, we drew down $100.0 million under the Revolver and $150.0 million under the Term Loan. The Revolver balance of $100.0 million was repaid during this quarter. Our remaining cash payments (including anticipated interest payments that are not recorded on the unaudited condensed consolidated balance sheets) as of July 31, 2012 over the remaining life of the Term Loan are expected to be approximately $148.6 million. For further information, see Note 8 to Notes to Unaudited Condensed Consolidated Financial Statements for further information on our Revolver and Term Loan.

Effect of New Accounting Pronouncements

See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of fiscal 2012, we liquidated our municipal bond portfolio and incurred debt to fund the Magma acquisition.

Our exposure to market risk for changes in interest rates relates to our cash and cash equivalents and outstanding debt. As of July 31, 2012, all of our cash, cash equivalents and debt were at short term variable interest rates. While par value generally approximates fair value on variable instruments, rising interest rates over time would increase both our interest income and our interest expense.

The following tables present the carrying value and related weighted average total annual interest rate on our cash equivalents and debt portfolios at July 31, 2012:

Cash and Cash Equivalents

	Carrying Value	Weighted Average Total Return
	(in thousands)
Money market funds (U.S.)	$185,000	0.032%
Cash deposits and money market funds (International)	549,245	0.355%

Total interest bearing instruments	$734,245	0.274%

Debt Portfolio

	Carrying Value	Weighted Average Interest Rate
	(in thousands)
Term Loan	$142,500	1.375%
Revolver	—	—%

Total	$142,500	1.375%

The following tables present our cash equivalents, investments and debt by fiscal year of expected maturity and average interest rates.

As of July 31, 2012

	Maturing in Year Ending October 31,
	2012	2013	2014	2015	2016	Total	Fair Value
	(in thousands)
Cash equivalent (variable)	$734,245	$—	$—	$—	$—	$734,245	$734,245
Average interest rate	0.27%	—%	—%	—%	—%
Short-term debt (variable rate)
Revolver	$—	$—	$—	$—	$—	$—	$—
Term Loan	$7,500	$22,500	$—	$—	$—	$30,000	$30,000
Average interest rate	LIBOR + 1.125%	LIBOR + 1.125%	—%	—%	—%

Long-term debt (variable rate)
Term Loan		$7,500	$30,000	$30,000	$45,000	$112,500	$112,500
Average interest rate		LIBOR + 1.125%	LIBOR + 1.125%	LIBOR + 1.125%	LIBOR + 1.125%

As of October 31, 2011

	Maturing in Year Ending October 31,
	2012	2013	2014	Total	Fair Value
	(in thousands)
Cash equivalents (variable rate)	$705,079	$—	$—	$705,079	$705,079
Average interest rate	0.18%	—%	—%
Short-term investments (variable rate)	$6,885	$—	$—	$6,885	$6,885
Average interest rate	0.14%	—%	—%
Short-term investments (fixed rate)	$111,217	$23,789	$7,106	$142,112	$142,112
Average interest rate	0.74%	0.81%	0.72%

For more information on financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, filed with the SEC on December 16, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of July 31, 2012 (the Evaluation Date), Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2012, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In connection with our definitive merger agreement to acquire Magma, four putative stockholder class actions were filed against Magma, Magma’s board of directors, Synopsys and the Synopsys merger subsidiary on December 5, 2011, December 9, 2011, December 13, 2011, and December 19, 2011, in state court in California and Delaware (collectively, the Magma Lawsuits). The Magma Lawsuits allege, among other things, that Magma and its directors breached their fiduciary duties to Magma’s stockholders in negotiating and entering into the definitive merger agreement and by agreeing to sell Magma at an unfair price, and that Magma and Synopsys aided and abetted these alleged breaches of fiduciary duties. On February 10, 2012, the parties entered into a memorandum of understanding (MOU) in which they agreed on the terms of a proposed settlement of the lawsuits, which would include the dismissal with prejudice of all claims against all of the defendants. Pursuant to the MOU, Magma agreed to make certain additional disclosures concerning Magma’s acquisition by Synopsys, which supplemented the information provided in Magma’s proxy statement filed with the Securities and Exchange Commission on January 10, 2012, and to pay certain legal fees and expenses of plaintiffs’ counsel. As contemplated by the MOU, the parties entered into a stipulation of settlement, which is subject to customary conditions including court approval following notice to Magma’s former stockholders. The plaintiffs have filed a motion for preliminary approval of such proposed settlement.

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. (Dynetix) filed a patent infringement lawsuit against Synopsys in federal district court in the Northern District of California. The lawsuit alleges, among other things, that our VCS functional verification tool, and more specifically our VCS multicore technology and VCS Cloud product, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction. We have asserted patent infringement counterclaims against Dynetix based on its two verification products.

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

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the recent acquisition of Magma Design Automation, Inc. for total purchase consideration (including cash paid (gross) and the value of equity awards assumed) of $550 million. On August 3, 2012, our wholly owned subsidiary entered into an agreement to acquire SpringSoft through a cash tender offer and follow-on merger. Our pending acquisition of SpringSoft carries certain risks, including our ability to obtain governmental approvals of the acquisition in a timely manner or at all, the tender by SpringSoft shareholders of a specified minimum amount of shares, foreign exchange fluctuations, and the approval of the follow-on merger by SpringSoft’s board and, if applicable, SpringSoft’s shareholders.

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

As of August 27, 2012, we have incurred debt of $142.5 million under our term loan facility, primarily as a result of funding our Magma acquisition. Most of our worldwide cash, cash equivalents and short term investments balance is held in subsidiary accounts outside the United States – approximately 78% as of July 31, 2012. In addition, typically about half of our operating cash flow is received by our overseas subsidiaries. Should our cash spending needs in the United States rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure and/or the market price of our common stock.

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

Our Board of Directors (Board) previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. We repurchase shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. We did not repurchase any shares of our common stock during the three months ended July 31, 2012 and, as of such date, $272.4 million remained available for further repurchases under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: August 31, 2012	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.