Form 10-Q
period 2013-01-31
SYNOPSYS INC
filed 2013-03-04
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

As of March 1, 2013, there were 153,796,717 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$550,365	$700,382
Accounts receivable, net of allowances of $8,088 and $6,072, respectively	270,217	292,668
Deferred income taxes	74,644	74,712
Income taxes receivable and prepaid taxes	22,867	17,267
Prepaid and other current assets	81,689	55,627

Total current assets	999,782	1,140,656
Property and equipment, net	193,051	191,243
Goodwill	1,971,654	1,976,987
Intangible assets, net	430,797	466,322
Long-term prepaid taxes	8,557	9,429
Long-term deferred income taxes	281,887	239,412
Other long-term assets	134,818	123,607

Total assets	$4,020,546	$4,147,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$223,456	$383,093
Accrued income taxes	10,682	4,682
Deferred revenue	757,874	834,864
Short-term debt	30,000	30,000

Total current liabilities	1,022,012	1,252,639
Long-term accrued income taxes	51,890	52,645
Long-term deferred revenue	74,624	67,184
Long-term debt	97,500	105,000
Other long-term liabilities	172,361	126,217

Total liabilities	1,418,387	1,603,685
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 151,970 and 150,899 shares outstanding, respectively	1,519	1,509
Capital in excess of par value	1,589,035	1,585,034
Retained earnings	1,167,623	1,098,694
Treasury stock, at cost: 5,295 and 6,365 shares, respectively	(139,819)	(168,090)
Accumulated other comprehensive income (loss)	(16,199)	(15,461)

Total Synopsys stockholders’ equity	2,602,159	2,501,686
Non-controlling interest	—	42,285

Total stockholders’ equity	2,602,159	2,543,971
Total liabilities and stockholders’ equity	$4,020,546	$4,147,656

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,
	2013	2012
Revenue:
Time-based license	$385,959	$355,894
Upfront	30,789	28,512
Maintenance and service	58,389	41,090

Total revenue	475,137	425,496
Cost of revenue:
License	64,492	57,722
Maintenance and service	20,055	18,744
Amortization of intangible assets	26,516	13,388

Total cost of revenue	111,063	89,854

Gross margin	364,074	335,642
Operating expenses:
Research and development	157,510	132,875
Sales and marketing	101,758	95,404
General and administrative	37,938	33,839
Amortization of intangible assets	5,887	3,521

Total operating expenses	303,093	265,639

Operating income	60,981	70,003
Other income (expense), net	10,749	3,826

Income before provision for income taxes	71,730	73,829
Provision (benefit) for income taxes	1,808	17,135

Net income	$69,922	$56,694

Net income per share:
Basic	$0.46	$0.39

Diluted	$0.45	$0.39

Shares used in computing per share amounts:
Basic	151,477	143,882

Diluted	154,531	147,113

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended January 31,
	2013	2012
Net income	$69,922	$56,694
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(6,842)	(2,047)

Cash flow hedges:
Deferred gain (loss), net of tax of $344 and $929, respectively	5,825	(4,706)
Reclassification adjustment (gain) loss included in net income, net of tax of $(56) and $(988), respectively	279	3,453

Change in unrealized gain (loss) on investments, net of tax of $0 and $(59), respectively	—	90

Other comprehensive income (loss), net of tax effects	(738)	(3,210)

Comprehensive income	69,184	53,484

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2013	2012
Cash flow from operating activities:
Net income	$69,922	$56,694
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	47,064	31,965
Stock compensation	17,700	16,248
Allowance for doubtful accounts	2,083	497
Deferred income taxes	(4,900)	14,533
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	20,341	(11,102)
Prepaid and other current assets	(23,329)	(8,972)
Other long-term assets	(10,484)	(3,457)
Accounts payable and other liabilities	(152,207)	(93,556)
Income taxes	(1,597)	(5,161)
Deferred revenue	(56,031)	(37,007)

Net cash used in operating activities	(91,438)	(39,318)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	34,039
Purchases of short-term investments	—	(18,179)
Purchases of property and equipment	(13,980)	(11,016)
Cash paid for acquisitions, net of cash acquired	—	(5,623)
Capitalization of software development costs	(825)	(735)

Net cash used in investing activities	(14,805)	(1,514)

Cash flows from financing activities:
Principal payments on capital leases	(409)	(1,081)
Acquisition of non-controlling interests	(44,004)	—
Repayment of debt	(7,619)	—
Issuances of common stock	15,615	41,106
Purchase of equity forward contract	—	(20,000)
Purchases of treasury stock	—	(20,000)

Net cash (used in) provided by financing activities	(36,417)	25
Effect of exchange rate changes on cash and cash equivalents	(7,357)	(2,931)

Net change in cash and cash equivalents	(150,017)	(43,738)
Cash and cash equivalents, beginning of year	700,382	855,077

Cash and cash equivalents, end of period	$550,365	$811,339

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

Note 2. Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2012 as filed with the SEC on December 20, 2012.

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

Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2013 is a 52-week year and will end on November 2, 2013, and fiscal 2012 was a 53-week year and ended on November 3, 2012. The results of operations for the first quarters of fiscal 2013 and 2012 included 13 weeks and 14 weeks, respectively. The first fiscal quarters of fiscal 2013 and 2012 ended on February 2, 2013 and February 4, 2012, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.

Note 3. Business Combinations and Acquisition of Non-controlling Interest

Fiscal 2013 Acquisition of Non-controlling Interest

During the first quarter of fiscal 2013, the Company completed the acquisition of the non-controlling interest in SpringSoft, Inc. (SpringSoft), a company organized under the laws of the Republic of China (Taiwan), in which the remaining 8.4% of outstanding shares of SpringSoft along with the remaining outstanding vested SpringSoft stock options were exchanged for cash of $44.0 million.

Note 4. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at January 31, 2013
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$192,447	$—	$—	$—	$192,447
Money market funds (U.S.)	95,000	—	—	—	95,000
Cash deposits and money market funds (International)	262,918	—	—	—	262,918

	550,365	—	—	—	550,365

Classified as other long-term assets:
Strategic investments	11,643	—	—	—	11,643

Total	$562,008	$—	$—	$—	$562,008

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2012
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$167,161	$—	$—	$—	$167,161
Money market funds (U.S.)	155,000	—	—	—	155,000
Cash deposits and money market funds (International)	378,221	—	—	—	378,221

	700,382	—	—	—	700,382
Classified as other long-term assets:
Strategic investments	11,744	—	—	—	11,744

Total	$712,126	$—	$—	$—	$712,126

(1)	See Note 5 for further discussion of fair values.

Strategic Investments. The Company’s strategic investment portfolio consists of non-marketable equity securities in privately held companies. The cost basis of securities sold is based on the specific identification method. The securities accounted for under cost method investments are reported at cost net of impairment losses. Securities accounted for under equity method investments are recorded at cost plus the proportional share of the issuers’ income or loss, which is recorded in the Company’s other income (expense), net. Refer to Note 5. Fair Value Measures.

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

The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the unaudited condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of 21 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (OCI), in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next twelve months.

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

The effects of the changes in the fair values of non-designated forward contracts for the first quarter of fiscal years 2013 and 2012 are summarized as follows:

	Three Months ended January 31,
	2013	2012
	(in thousands)
Gain (loss) recorded in other income (expense), net	$3,133	$(199)

Foreign currency forward contracts outstanding are as follows:

	As of January 31, 2013	As of October 31, 2012
	(in thousands)
Total gross notional amount	$472,222	$618,978
Net fair value	$19,068	$390

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of January 31, 2013 and October 31, 2012, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2013
Other current assets	$16,978	$3,871
Other current liabilities	$1,765	$16

As of October 31, 2012
Other current assets	$5,149	$68
Other current liabilities	$4,739	$88

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2013
Foreign exchange contracts	Revenue	$2,628	Revenue	$487
Foreign exchange contracts	Operating expenses	3,323	Operating expenses	(766)

Total		$5,951		$(279)

Three months ended January 31, 2012
Foreign exchange contracts	Revenue	$416	Revenue	$(1,610)
Foreign exchange contracts	Operating expenses	(5,100)	Operating expenses	(1,843)

Total		$(4,684)		$(3,453)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2013
Foreign exchange contracts	$367	$471
For the three months ended January 31, 2012
Foreign exchange contracts	$76	$401

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

The Company’s cash equivalents are classified within Level 1 or Level 2 because they are valued using quoted market prices in an active market or alternative independent pricing sources and models utilizing market observable inputs.

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

The Company’s borrowings under its credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 8. Credit Facility.

The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. The Company recorded a reduction of $2.3 million during the three months ended January 31, 2012, in research and development expenses due to the change in fair value of the liability for contingent consideration. As of January 31, 2013 and October 31, 2012, the fair value of the liabilities for contingent consideration was estimated at $0.9 million and $0.8 million, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2013:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$175,271	$175,271	$ —	$ —
Prepaid and other current assets:
Foreign currency derivative contracts	20,849	—	20,849	—
Other long-term assets:
Deferred compensation plan assets	111,078	111,078	—	—

Total assets	$307,198	$286,349	$20,849	$ —

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$ 1,781	$ —	$1,781	$ —

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Contingent consideration	882	—	—	882

Total liabilities	$2,663	$—	$1,781	$882

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2012:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$239,770	$239,770	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	5,217	—	5,217	—
Other long-term assets:
Deferred compensation plan assets	100,645	100,645	—	—

Total assets	$345,632	$340,415	$5,217	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$4,827	$—	$4,827	$—
Contingent consideration	469	—	—	469
Other long-term liabilities:
Contingent consideration	355	—	—	355

Total liabilities	$5,651	$—	$4,827	$824

Equity investments in privately-held companies, also called non-marketable equity securities are accounted for using either the cost or equity method of accounting.

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

The Company did not recognize any impairment during the three months ended January 31, 2013 and January 31, 2012.

As of January 31, 2013, the fair value of the Company’s non-marketable securities was $11.6 million, of which $6.9 million and $4.7 million were accounted for under the cost method and equity method, respectively. As of October 31, 2012 the fair value of non-marketable securities was $11.7 million, of which $7.0 million and $4.7 million were accounted for under the cost method and equity method, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill as of January 31, 2013 consisted of the following:

(in thousands)
Balance at October 31, 2012	$1,976,987
Adjustment(1)	(5,333)

(in thousands)
Balance at January 31, 2013	$1,971,654

(1)	Adjustments relate to effects of foreign currency fluctuations and changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was still preliminary.

Intangible assets as of January 31, 2013 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$371,160	$176,818	$194,342
Customer relationships	177,290	53,712	123,578
Contract rights intangible	141,188	52,899	88,289
Covenants not to compete	2,530	2,387	143
Trademarks and trade names	10,894	4,279	6,615
In-process research and development (IPR&D)(1)	14,165	—	14,165
Capitalized software development costs	15,407	11,742	3,665

Total	$732,634	$301,837	$430,797

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2012 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$367,321	$159,691	$207,630
Customer relationships	179,657	48,368	131,289
Contract rights intangible	142,641	43,843	98,798
Covenants not to compete	2,530	2,354	176
Trademarks and trade names	10,900	3,793	7,107
In-process research and development (IPR&D)(1)	17,696	—	17,696
Capitalized software development costs	14,581	10,955	3,626

Total	$735,326	$269,004	$466,322

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2013	2012
	(in thousands)
Core/developed technology	$17,134	$11,376
Customer relationships	5,373	3,201
Contract rights intangible	9,377	2,007
Covenants not to compete	33	70
Trademarks and trade names	486	255
Capitalized software development costs(1)	786	742

Total	$33,189	$17,651

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2013	$95,951
2014	107,351
2015	90,163
2016	56,413
2017	24,767
2018 and thereafter	41,987
IPR&D(1)	14,165

Total	$430,797

(1)	IPR&D projects are estimated to be completed within two years as of January 31, 2013. Amortization will begin upon project completion or the asset will be written off upon abandonment.

Note 7. Liabilities

Accounts payable and accrued liabilities consist of:

	January 31, 2013	October 31, 2012
	(in thousands)
Payroll and related benefits	$159,322	$299,961
Other accrued liabilities	49,846	53,277
Accounts payable	14,288	29,855

Total	$223,456	$383,093

Other long-term liabilities consist of:

	January 31, 2013	October 31, 2012
	(in thousands)
Deferred compensation liability	$111,078	$100,645
Other long-term liabilities	61,283	25,572

Total	$172,361	$126,217

Note 8. Credit Facility

On February 17, 2012, the Company entered into an agreement with several lenders (the “Credit Agreement”) providing for (i) a $350.0 million senior unsecured revolving credit facility (the “Revolver”) and (ii) a $150.0 million senior unsecured term loan facility (the “Term Loan”). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due when the Credit Agreement expires in October 2016. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million through October 13, 2015.

As of January 31, 2013, the Company had no outstanding balance under the Revolver and a $127.5 million outstanding balance under the Term Loan, of which $97.5 million is classified as long-term. The interest paid on borrowings under the Credit Agreement and commitment fees paid on the Revolver are variable rates tied to LIBOR plus a spread based on the Company’s leverage ratio.

These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy. The carrying amount of the short-term and long-term debt approximates the estimated fair value.

Note 9. Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	January 31, 2013	October 31, 2012
	(in thousands)
Cumulative currency translation adjustments	$(20,965)	$(14,123)
Unrealized gain (loss) on derivative instruments, net of taxes	4,766	(1,338)

Total accumulated other comprehensive income (loss)	($16,199)	($15,461)

Note 10. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. The Company did not repurchase any shares of its common stock during the three months ended January 31, 2013 and, as of such date $272.4 million remained available for further repurchases under the program. In January 2012, the Company entered into an accelerated share repurchase program (“ASR”) to repurchase an aggregate of $40.0 million of the Company’s common stock during fiscal 2012 at an average purchase price per share of $29.23

Stock repurchase activities are as follow:

	Three Months Ended January 31,
	2013	2012
	(in thousands, except per share price)
Shares repurchased	—	1,850
Average purchase price per share	$—	$28.83
Aggregate purchase price(1)	$—	$53,335
Reissuance of treasury stock	1,071	2,485

(1)	Includes $33.3 million from the settlement of the Company’s September 2011 ASR equity forward contract but excludes $20.0 million from the January 2012 ASR referenced above that was settled in the second quarter of fiscal 2012.

Note 11. Stock Compensation

The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2013	2012
	(in thousands)
Cost of license	$1,817	$1,755
Cost of maintenance and service	479	446
Research and development expense	8,136	7,553
Sales and marketing expense	3,673	3,291
General and administrative expense	3,595	3,203

Stock compensation expense before taxes	17,700	16,248
Income tax benefit	(3,959)	(3,560)

Stock compensation expense after taxes	$13,741	$12,688

As of January 31, 2013, there was $111.4 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.6 years.

The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2013	2012
	(in thousands)
Intrinsic value of awards exercised	$7,705	$17,969

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

	Three Months Ended January 31,
	2013	2012
	(in thousands)
Numerator:
Net income	$69,922	$56,694
Denominator:
Weighted-average common shares for basic net income per share	151,477	143,882
Dilutive effect of potential common shares from equity-based compensation	3,054	3,231

Weighted-average common shares for diluted net income per share	154,531	147,113

Net income per share:
Basic	$0.46	$0.39
Diluted	$0.45	$0.39
Anti-dilutive employee stock-based awards excluded(1)	2,573	3,876

(1)	These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were antidilutive for the respective periods, they could be dilutive in the future.

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

	Three Months Ended January 31,
	2013	2012
	(in thousands)
Revenue:
United States	$233,133	$197,682
Europe	63,439	54,616
Japan	69,648	77,121
Asia Pacific and Other	108,917	96,077

Consolidated	$475,137	$425,496

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 11.0% and 10.6% of the Company’s unaudited condensed consolidated revenue in the three months ended January 31, 2013 and 2012, respectively.

Note 14. Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2013	2012
	(in thousands)
Interest income	$335	$478
Interest expense	(464)	(17)
Gain (loss) on assets related to executive deferred compensation plan	5,413	2,620
Foreign currency exchange gain (loss)	4,404	25
Other, net	1,061	720

Total	$10,749	$3,826

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2013	2012
	(in thousands)
Income before income taxes	$71,730	$73,829
Provision for income tax	$1,808	$17,135
Effective tax rate	2.5%	23.2%

The Company’s effective tax rate for the three months ended January 31, 2013 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations, the reinstatement of the U.S. federal research tax credit, and the reversal of deferred taxes resulting from the merger of a foreign affiliate, partially offset by state taxes and non-deductible stock compensation. The effective tax rate decreased in the three months ended January 31, 2013, as compared to the same period in fiscal 2012, primarily due to the reinstatement of the research tax credit and the reversal of deferred taxes resulting from the merger of a foreign affiliate.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act which reinstated the research tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of the new legislation, the Company recognized a benefit in the first quarter of fiscal 2013 related to 10 months of fiscal 2012 as well as a benefit to the annual effective tax rate for the full year research tax credit for fiscal 2013.

The Company’s total gross unrecognized tax benefits at January 31, 2013 are $111.1 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at January 31, 2013 were recognized in the future, approximately $73.3 million would decrease the effective tax rate.

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

The Company and/or its subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
United States – Synopsys	Fiscal 2012
United States – Magma Design Automation	Fiscal years after 2008
California – Synopsys	Fiscal years after 2007
California – Magma Design Automation	Fiscal years after 2007
Hungary	Fiscal years after 2005
Taiwan	Fiscal years after 2006
Ireland and Japan	Fiscal years after 2007

In addition, the Company has made acquisitions with operations in several of its significant jurisdictions which may have years subject to examination different from the years indicated in the above table.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, and in particular the following discussion, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” the negatives of such terms, or other comparable terminology. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the expected growth in the semiconductor industry, our positive business outlook, the ability of our prior acquisitions to drive revenue growth, the percent of revenue with which we expect to enter each quarter, our expectations with respect to organic and inorganic growth opportunities, our ability to make adjustments to our business as market conditions change and to successfully compete in the electronic design automation industry, our ability to successfully execute our strategies, the sufficiency of our cash and cash equivalents and cash generated from operations, and our future liquidity requirements.

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

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1. of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, as filed with the SEC on December 20, 2012.

Overview

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

Fiscal Year End

Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2013 will be a 52-week year and will end on November 2, 2013. Fiscal 2012 was a 53-week year ending on November 3, 2012.

Our results of operations for the first quarters of fiscal 2013 and 2012 included 13 weeks and 14 weeks, respectively, and the quarters ended on February 2, 2013 and February 4, 2012, respectively. The extra week in the first quarter of fiscal 2012 resulted in approximately $26 million of additional revenue, related primarily to time-based licenses, and approximately $16 million of additional expenses.

For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the applicable calendar month ends of January 31, 2013 and 2012 as the ends of the first quarters of fiscal 2013 and 2012, respectively.

Financial Performance Summary for the Three Months Ended January 31, 2013 (Compared to the Three Months Ended January 31, 2012)

•	We continued to derive more than 90% of our revenue from time-based licenses, maintenance and services.

•

Our total revenue was $475.1 million, an increase of 12% compared to same period in fiscal 2012. Fiscal 2012 included an extra week that added $26 million of revenue to the first fiscal quarter of 2012. Normalizing for the extra week in fiscal 2012, total revenue grew by $75.6 million or 19%, primarily due to our continued growth both organically and through acquisitions.

•

Total operating expense and cost of revenues were $414.2 million, an increase of 17% compared to fiscal 2012. Excluding the impact of the extra week in fiscal 2012 which added $16 million in expenses, expenses increased by $74.7 million or 22%, primarily due to increases in employee-related costs, resulting from increases in headcount from acquisitions, and higher amortization and depreciation expenses.

•

Our income tax provision decreased by $15.3 million, primarily driven by reinstatement of the federal research tax credit for fiscal years 2012 and 2013 and the reversal of deferred taxes resulting from the merger of a foreign affiliate. Fiscal 2013 includes a retroactive benefit of approximately $6 million for the reinstated research tax credit for fiscal 2012, in addition to the impact of the research tax credit benefit for fiscal 2013.

•	As a net effect of the above-mentioned factors, net income increased by 23% or $13.2 million compared to the same period in fiscal 2012.

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

We describe our revenue recognition policy below. Our remaining critical accounting policies and estimates are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the SEC on December 20, 2012.

Revenue Recognition

Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional services fees. Hardware revenue consists of Field Programmable Gate Array (FPGA)-based emulation and prototyping systems.

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

•

Term licenses. We recognize revenue from term licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these term licenses is reported as “upfront revenue” in the unaudited condensed consolidated statements of operations. For term licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer payments become due and payable. Such revenue is reported as “time-based license revenue” in the unaudited condensed consolidated statements of operations.

•

Perpetual licenses. We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront revenue” in the unaudited condensed consolidated statements of operations. For perpetual licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based license revenue” in the unaudited condensed consolidated statements of operations.

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

We recognize revenue from hardware sales in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these hardware sales is reported as “upfront revenue” in the unaudited condensed consolidated statements of operations. Hardware sales have not been material to our total revenue.

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

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. Substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. The average license term of the TSLs and term licenses we entered into for the three months ended January 31, 2013 and 2012 was 2.4 and 2.6 years, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.

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

Total Revenue

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$475.1	$425.5	$49.6	12%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals.

The increase in total revenue for the three months ended January 31, 2013 compared to the same period in fiscal 2012 was primarily in time-based license revenue and was due to our organic growth and revenue from acquired companies. The first quarter of fiscal 2012 included an extra week which had an impact of additional revenues of $26.0 million. Excluding this impact, revenue was higher by $75.6 million in the first quarter of fiscal 2013.

Time-Based License Revenue

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$385.9	$355.9	$30.0	8%
Percentage of total revenue	81%	84%

The increase in time-based license revenue for the three months ended January 31, 2013 compared to the same period in fiscal 2012 was primarily attributable to increases in TSL license revenue from contracts acquired through fiscal 2012 acquisitions. The effect of these increases is partially offset by the impact of the extra week in the first quarter of fiscal 2012.

Upfront Revenue

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$30.8	$28.5	$2.3	8%
Percentage of total revenue	6%	7%

Changes in upfront revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront revenue in any particular period, and to a lesser extent, the sales of our hardware products. The increase in upfront license revenue for the three months ended January 31, 2013 compared to the same period in fiscal 2012 was primarily attributable to an increase in the sale of perpetual licenses.

Maintenance and Service Revenue

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$20.9	$17.8	$3.1	17%
Professional services and other revenue	37.5	23.3	14.2	61%

Total maintenance and service revenue	$58.4	$41.1	$17.3	42%

Percentage of total revenue	12%	10%

Maintenance revenue increased by $3.1 million in the three months ended January 31, 2013 compared to the same period in fiscal 2012. Maintenance revenue fluctuates primarily due to the timing of renewals of maintenance contracts.

Professional services and other revenue increased in the three months ended January 31, 2013 compared to the same period in fiscal 2012, primarily due to an increase in customer consulting contracts and project completions.

Cost of Revenue

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$64.5	$57.7	$6.8	12%
Cost of maintenance and service revenue	20.1	18.8	1.3	7%
Amortization of intangible assets	26.5	13.4	13.1	98%

Total	$111.1	$89.9	$21.2	24%

Percentage of total revenue	23%	21%

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

The increase in cost of revenue in the three months ended January 31, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $13.1 million in amortization of intangible assets from companies acquired during fiscal 2012, $6.9 million in personnel-related costs as a result of headcount increases from our acquisitions and $1.0 million in professional services driven by higher consulting service activities. The increase in cost of revenues was offset by $2.2 million due to one additional week of costs in fiscal 2012 compared with fiscal 2013.

As a percentage of revenue, cost of revenue marginally increased in the three months ended January 31, 2013 compared to the same period in fiscal 2012 due to the increase in amortization of intangible assets from companies acquired during fiscal 2012.

Operating Expenses

Research and Development

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$157.5	$132.9	$24.6	19%
Percentage of total revenue	33%	31%

The increase in research and development expenses in the three months ended January 31, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $24.9 million in personnel-related costs as a result of headcount increases, primarily from our acquisitions. Also contributing to the increase were a $2.3 million reduction in contingent consideration liability in fiscal 2012 and functionally allocated expenses that were higher by $3.2 million in fiscal 2013. The increase in research and development expenses was partially offset by an additional week of expenses of approximately $7.5 million in fiscal 2012.

Sales and Marketing

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$101.8	$95.4	$6.4	7%
Percentage of total revenue	21%	22%

The increase in sales and marketing expenses in the three months ended January 31, 2013 compared to the same period in fiscal 2012 was primarily due to increases in personnel-related costs of $7.4 million primarily driven by headcount increases from our acquisitions, and $3.6 million in variable compensation due to higher shipments. The increase in sales and marketing expenses was offset by the additional week of expenses of approximately $4.9 million in fiscal 2012.

General and Administrative

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$37.9	$33.8	$4.1	12%
Percentage of total revenue	8%	8%

The increase in general and administrative expenses for the three months ended January 31, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $3.1 million in personnel-related costs as a result of headcount increases primarily from our acquisitions, $2.0 million in professional service costs, and $2.2 million in facility expenses from our acquisitions. The increases were partially offset by a higher allocation of $2.4 million in expenses to other functions compared to the same period in fiscal 2012, resulting from increased expenses in the allocation pool, and the additional week of expenses of approximately $1.6 million in fiscal 2012.

Amortization of Intangible Assets

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$26.5	$13.4	$13.1	98%
Included in operating expenses	5.9	3.5	2.4	69%

Total	$32.4	$16.9	$15.5	92%

Percentage of total revenue	7%	4%

The increase in amortization of intangible assets for the three months ended January 31, 2013 compared to the same period in fiscal 2012 was due to the amortization of intangible assets from our prior year acquisitions. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), net

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.3	$0.5	$(0.2)	(40)%
Interest (expense)	(0.5)	0.0	(0.5)	100%
Gain on assets related to executive deferred compensation plan assets	5.4	2.6	2.8	108%
Foreign currency exchange gain	4.4	0.0	4.4	100%
Other, net	1.1	0.7	0.4	57%

Total	$10.7	$3.8	$6.9	182%

The increase in other income (expense), net in the three months ended January 31, 2013 compared to the same period in fiscal 2012 was primarily due to favorable movement in both foreign currency exchange and in the value of investments within the executive deferred compensation plan.

Taxes

Our effective tax rate for the three months ended January 31, 2013 as compared to the three months ended January 31, 2012 was lower principally due to the extension of the U.S. federal research credit in the first quarter of fiscal 2013, which resulted in an additional tax credit for ten months of fiscal 2012 as well as a full year credit for fiscal 2013, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011, and due to the reversal of deferred taxes resulting from the merger of a foreign affiliate. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.

As of January 31, 2013, we held an aggregate of $151.3 million in cash and cash equivalents in the United States and an aggregate of $399.1 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our unaudited, condensed balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the three months ended January 31, 2013.

Cash and Cash Equivalents

	January 31, 2013	October 31, 2012	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$550.4	$700.4	$(150.0)	(21)%

Our cash used in operating activities was $91.4 million in the first quarter of fiscal 2013.

Other cash investing and financing activities were (1) payment for the remaining non-controlling interest in SpringSoft of $44.0 million, (2) purchases of property and equipment of $14.0 million, (3) proceeds from issuances of common stock primarily arising from the exercise of stock options of $15.6 million, and (4) payment for our Term Loan (as defined below) of $7.5 million.

Cash Flows

	January 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Cash used in operating activities	$(91.4)	$(39.3)	$(52.1)	133%
Cash used in investing activities	(14.8)	(1.5)	(13.3)	887%
Cash used in financing activities	(36.4)	0.0	(36.4)	100%

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

Cash used in operating activities. Cash used in operating activities for the three months ended January 31, 2013 was higher compared to the same period in fiscal 2012 primarily due to higher disbursements offset partly due to higher collections from customers, attributable to timing.

Cash used in investing activities. Cash used in investing activities for the three months ended January 31, 2013 was higher compared to the same period in fiscal 2012 as outflows due to purchase of property and equipment were offset by net inflows from sales of short-term investments in the first quarter of 2012.

Cash used in financing activities. Cash used in financing activities for the three months ended January 31, 2013 was higher compared to the same period in fiscal 2012 primarily due to payment for acquiring the remaining non-controlling interest in SpringSoft, debt repayment offset partly by repurchases made under our stock repurchase program in 2012, and a decrease in proceeds from issuances of common stock.

Accounts Receivable, net

January 31, 2013	October 31, 2012	$ Change	% Change
(dollars in millions)
$270.2	$292.7	$(22.5)	(8)%

Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 52 days at January 31, 2013, and 59 days at October 31, 2012. DSO decreased primarily due to increased revenue and a decrease in our accounts receivable balance.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	January 31, 2013	October 31, 2012	$ Change	% Change
	(dollars in millions)
Current assets	$999.8	$1,140.7	$(140.9)	(12)%
Current liabilities	1,022.0	1,252.6	(230.6)	(18)%

Working capital	$(22.2)	$(111.9)	$89.7	80%

Changes in our working capital were primarily due to: (1) a $159.6 million decrease in accounts payable and accrued liabilities, (2) a $77.0 million decrease in deferred revenue due to timing of our billings and (3) a $26.1 million increase in prepaid and other current assets primarily related to the timing of payments of annual maintenance contracts and higher foreign currency exchange contract assets. These changes in working capital were partially offset by a $150.0 million decrease in cash, cash equivalents, and a $22.5 million decrease in accounts receivable.

Other Commitments—Credit Facility

On February 17, 2012, we entered into an agreement with several lenders (the “Credit Agreement”) providing for (i) a $350.0 million senior unsecured revolving credit facility (the “Revolver”) and (ii) a $150.0 million senior unsecured term loan facility (the “Term Loan”). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due when the Credit Agreement expires in October 2016. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by up to an additional $150.0 million through October 13, 2015.

As of January 31, 2013, we had no outstanding balance under the Revolver and a $127.5 million outstanding balance under the Term Loan, of which $97.5 million is classified as long-term. The interest paid on borrowings under the Credit Agreement and commitment fees paid on the Revolver are variable rates tied to LIBOR plus a spread based on our leverage ratio.

Other

As of January 31, 2013, our cash equivalents consist of cash deposits, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. During the three months ended January 31, 2013 and 2012, we had no impairment charge associated with our investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

We proactively manage our cash and cash equivalents and investments balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash and our cash equivalents portfolio invested in banks and securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 4 and 5 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of January 31, 2013, our exposure to market risk has not changed materially since October 31, 2012. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the SEC on December 20, 2012.

Item 4.	Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. As of January 31, 2013, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer

have concluded that, as of January 31, 2013, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Shortly after the announcement of our definitive merger agreement to acquire Magma Design Automation, Inc. (Magma), and before the proxy statement detailing the transaction was filed with the SEC, four putative stockholder class actions were filed by plaintiffs’ attorneys against Magma, Magma’s board of directors, Synopsys and the Synopsys merger subsidiary on December 5, 2011, December 9, 2011, December 13, 2011, and December 19, 2011, in state court in California and Delaware, and the cases were consolidated in California state court (collectively, the Magma Lawsuits). On January 25, 2013, the court granted final approval of the settlement of the Magma Lawsuits, which included the dismissal with prejudice of all claims against all of the defendants. Magma and Magma’s insurance carrier paid certain legal fees and expenses of plaintiffs’ counsel as part of the settlement.

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

On September 27, 2012, Synopsys, EVE and EVE-USA, Inc. filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531, 5,649,176 and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products, and that Mentor is without right or authority to threaten or maintain suit against the plaintiffs on such patents. Mentor has asserted patent infringement counterclaims in this action based on the same three patents and is seeking compensatory damages and a permanent injunction.

On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce family of products infringes Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420. This case seeks compensatory damages and a permanent injunction.

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

As of March 1, 2013, we have outstanding debt of $127.5 million under our term loan facility, primarily as a result of funding our Magma acquisition. Most of our worldwide cash and cash equivalents balance is held in subsidiary accounts outside the United States—approximately 73% as of January 31, 2013. In addition, typically about half of our operating cash flow is received by our overseas subsidiaries. Should our cash spending needs in the United States rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure and/or the market price of our common stock.

From time to time we are subject to claims that our products infringe on third party intellectual property rights.

We are from time to time subject to claims alleging our infringement of third party intellectual property rights, including patent rights. For example, in December 2011, a patent infringement lawsuit was filed against us by Dynetix Design Solutions, Inc., which seeks, among other things, compensatory damages and a permanent injunction. We may also acquire companies that are party to existing infringement claims. For example, EVE, a company we acquired in October 2012, is a party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. Further information regarding the Dynetix and EVE lawsuits is contained in Part II, Item 1, Legal Proceedings. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

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

We may be subject to legal claims or regulatory matters involving stockholder, consumer, competition, and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and results of operations could be materially harmed. Further information regarding material pending lawsuits, other than ordinary routine litigation incidental to our business, is contained in Part II, Item 1, Legal Proceedings.

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

Our cash equivalent portfolio currently consists of tax-exempt money market mutual funds, taxable money market mutual funds and bank deposits. Our investment portfolio carries both interest rate risk and credit risk. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of current adverse financial market conditions, capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. In addition, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in the issuer’s credit quality or changes in interest rates.

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

Our Board of Directors (Board) previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. We repurchase shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. We did not repurchase any shares of our common stock during the three months ended January 31, 2013 and, as of such date, $272.4 million remained available for further repurchases under the program.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.10(ii)	First Amendment to Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC					X

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: March 1, 2013	By:	/S/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.10(ii)	First Amendment to Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC					X

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X