Form 10-Q
period 2013-04-30
SYNOPSYS INC
filed 2013-05-31
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

As of May 28, 2013, there were 153,764,405 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	April 30, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$681,018	$700,382
Accounts receivable, net of allowances of $6,017 and $6,072, respectively	251,682	292,668
Deferred income taxes	74,558	74,712
Income taxes receivable and prepaid taxes	20,178	17,267
Prepaid and other current assets	78,933	55,627

Total current assets	1,106,369	1,140,656
Property and equipment, net	195,315	191,243
Goodwill	1,980,012	1,976,987
Intangible assets, net	397,219	466,322
Long-term prepaid taxes	9,702	9,429
Long-term deferred income taxes	270,037	239,412
Other long-term assets	140,234	123,607

Total assets	$4,098,888	$4,147,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$277,114	$383,093
Accrued income taxes	13,926	4,682
Deferred revenue	691,882	834,864
Short-term debt	30,000	30,000

Total current liabilities	1,012,922	1,252,639
Long-term accrued income taxes	57,468	52,645
Long-term deferred revenue	62,840	67,184
Long-term debt	90,000	105,000
Other long-term liabilities	176,726	126,217

Total liabilities	1,399,956	1,603,685
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 153,605 and 150,899 shares outstanding, respectively	1,535	1,509
Capital in excess of par value	1,599,164	1,585,034
Retained earnings	1,231,378	1,098,694
Treasury stock, at cost: 3,659 and 6,365 shares, respectively	(105,138)	(168,090)
Accumulated other comprehensive income (loss)	(28,007)	(15,461)

Total Synopsys stockholders’ equity	2,698,932	2,501,686
Non-controlling interest	—	42,285

Total stockholders’ equity	2,698,932	2,543,971
Total liabilities and stockholders’ equity	$4,098,888	$4,147,656

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Revenue:
Time-based license	$413,491	$363,580	$799,450	$719,474
Upfront license	24,779	22,333	55,568	50,845
Maintenance and service	60,987	46,648	119,376	87,738

Total revenue	499,257	432,561	974,394	858,057
Cost of revenue:
License	61,569	57,592	126,061	115,314
Maintenance and service	19,766	19,215	39,821	37,959
Amortization of intangible assets	26,398	23,699	52,914	37,087

Total cost of revenue	107,733	100,506	218,796	190,360

Gross margin	391,524	332,055	755,598	667,697
Operating expenses:
Research and development	169,962	151,230	327,472	284,105
Sales and marketing	103,930	108,836	205,688	204,240
General and administrative	32,254	49,948	70,192	83,787
Amortization of intangible assets	5,875	4,905	11,762	8,426

Total operating expenses	312,021	314,919	615,114	580,558

Operating income	79,503	17,136	140,484	87,139
Other income (expense), net	7,204	6,353	17,953	10,179

Income before provision for income taxes	86,707	23,489	158,437	97,318
Provision (benefit) for income taxes	18,016	2,518	19,824	19,653

Net income	$68,691	$20,971	$138,613	$77,665

Net income per share:
Basic	$0.45	$0.14	$0.91	$0.54

Diluted	$0.44	$0.14	$0.89	$0.52

Shares used in computing per share amounts:
Basic	153,515	145,948	152,496	144,877

Diluted	156,606	149,297	155,662	148,259

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$68,691	$20,971	$138,613	$77,665
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(7,670)	(5,010)	(14,512)	(7,059)
Cash flow hedges:
Deferred gains (losses), net of tax of $2,188 and $2,532, for the three and six months ended April 30, 2013, respectively, and of ($549) and $381 for each of the same periods in fiscal 2012, respectively	(2,128)	4,586	3,696	(120)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(144) and $(199), for the three and six months ended April 30, 2013, respectively, and of $(605) and $(1,593) for each of the same periods in fiscal 2012, respectively	(2,010)	2,117	(1,730)	5,570
Change in unrealized (losses) gains on investments, net of tax of $117 and $58, for the three and six months ended April 30, 2012.	—	(179)	—	(88)

Other comprehensive income (loss), net of tax effects	(11,808)	1,514	(12,546)	(1,697)

Comprehensive income	$56,883	$22,485	$126,067	$75,968

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,
	2013	2012
Cash flow from operating activities:
Net income	$138,613	$77,665
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	94,154	74,862
Stock compensation	33,229	36,853
Allowance for doubtful accounts	901	452
Gain on sale of investments	(101)	(349)
Deferred income taxes	8,225	10,033
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	39,287	(11,516)
Prepaid and other current assets	(27,502)	(3,442)
Other long-term assets	(16,524)	(8,128)
Accounts payable and other liabilities	(97,569)	(48,391)
Income taxes	(2,574)	(8,436)
Deferred revenue	(127,847)	(32,147)

Net cash provided by operating activities	42,292	87,456

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	166,132
Purchases of short-term investments	—	(18,179)
Proceeds from sales of long-term investments	222	—
Proceeds from sale of property and equipment	2,000	—
Purchases of property and equipment	(29,426)	(19,585)
Cash paid for acquisitions and intangible assets, net of cash acquired	—	(564,528)
Capitalization of software development costs	(1,787)	(1,539)

Net cash used in investing activities	(28,991)	(437,699)

Cash flows from financing activities:
Principal payments on capital leases	(784)	(1,888)
Acquisition of non-controlling interests	(44,004)	—
Proceeds from credit facility and term loan	—	250,000
Repayment of debt	(15,237)	(21,156)
Issuances of common stock	75,193	111,180
Purchases of treasury stock	(34,998)	(40,000)
Other	(1,130)	—

Net cash (used in) provided by financing activities	(20,960)	298,136
Effect of exchange rate changes on cash and cash equivalents	(11,705)	(6,376)

Net change in cash and cash equivalents	(19,364)	(58,483)
Cash and cash equivalents, beginning of year	700,382	855,077

Cash and cash equivalents, end of period	$681,018	$796,594

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

Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2013 is a 52-week year and will end on November 2, 2013, and fiscal 2012 was a 53-week year and ended on November 3, 2012. The results of operations for the six months of fiscal 2013 and 2012 included 26 weeks and 27 weeks, respectively. The second fiscal quarters, and six months of fiscal 2013 and 2012 ended on May 4, 2013 and May 5, 2012, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.

Note 3. Business Combinations and Acquisition of Non-controlling Interest

Fiscal 2013 Acquisition of Non-controlling Interest

During the first quarter of fiscal 2013, the Company completed the acquisition of the non-controlling interest in SpringSoft, Inc. (SpringSoft), a company organized under the laws of the Republic of China (Taiwan), in which the remaining 8.4% of outstanding shares of SpringSoft along with the remaining outstanding vested stock options of SpringSoft were exchanged for cash of $44.0 million.

Note 4. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at April 30, 2013
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$188,340	$—	$—	$—	$188,340
Money market funds (U.S.)	205,000	—	—	—	205,000
Cash deposits and money market funds (International)	287,678	—	—	—	287,678

	681,018	—	—	—	681,018
Classified as other long-term assets:
Strategic investments	11,643	—	—	—	11,643

Total	$692,661	$—	$—	$—	$692,661

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2012
Classified as current assets:
Non-interest bearing cash (U.S. and International)	$167,161	$—	$—	$—	$167,161
Money market funds (U.S.)	155,000	—	—	—	155,000
Cash deposits and money market funds (International)	378,221	—	—	—	378,221

	700,382	—	—	—	700,382
Classified as other long-term assets:
Strategic investments	11,744	—	—	—	11,744

Total	$712,126	$—	$—	$—	$712,126

(1)	See Note 5 for further discussion of fair values.

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

The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Gain (loss) recorded in other income (expense), net	$797	$2,217	$3,930	$2,018

	As of April 30, 2013	As of October 31, 2012
	(in thousands)
Total gross notional amount	$577,008	$618,978
Net fair value	$16,239	$390

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of April 30, 2013 and October 31, 2012, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2013
Other current assets	$15,226	$3,284
Other current liabilities	$2,182	$88

As of October 31, 2012
Other current assets	$5,149	$68
Other current liabilities	$4,739	$88

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2013
Foreign exchange contracts	Revenue	$230	Revenue	$2,067
Foreign exchange contracts	Operating expenses	(2,382)	Operating expenses	(57)

Total		$(2,152)		$2,010

Three months ended April 31, 2012
Foreign exchange contracts	Revenue	$4,578	Revenue	$(24)
Foreign exchange contracts	Operating expenses	205	Operating expenses	(2,093)

Total		$4,783		$(2,117)

Six months ended April 30, 2013
Foreign exchange contracts	Revenue	$2,858	Revenue	$2,554
Foreign exchange contracts	Operating expenses	942	Operating expenses	(824)

Total		$3,800		$1,730

Six months ended April 31, 2012
Foreign exchange contracts	Revenue	$4,994	Revenue	$(1,634)
Foreign exchange contracts	Operating expenses	(4,895)	Operating expenses	(3,936)

Total		$99		$(5,570)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended April 30, 2013
Foreign exchange contracts	$(202)	$790
For the three months ended April 30, 2012
Foreign exchange contracts	$(22)	$466
For the six months ended April 30, 2013
Foreign exchange contracts	$165	$1,262
For the six months ended April 30, 2012
Foreign exchange contracts	$54	$867

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. The Company recorded a reduction of $0.7 million and $3.0 million during the three and six months ended April 30, 2012, respectively, in research and development expenses due to the change in fair value of the liability for contingent consideration. As of April 30, 2013 and October 31, 2012, the fair value of the liabilities for contingent consideration was estimated at $0.4 million and $0.8 million, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2013:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$330,285	$330,285	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	18,510	—	18,510	—
Other long-term assets:
Deferred compensation plan assets	115,687	115,687	—	—

Total assets	$464,482	$445,972	$18,510	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,270	$—	$2,270	$—
Contingent consideration	387	—	—	387

Total liabilities	$2,657	$—	$2,270	$387

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2012:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$239,770	$239,770	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	5,217	—	5,217	—
Other long-term assets:
Deferred compensation plan assets	100,645	100,645	—	—

Total assets	$345,632	$340,415	$5,217	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$4,827	$—	$4,827	$—
Contingent consideration	469	—	—	469
Other long-term liabilities:
Contingent consideration	355	—	—	355

Total liabilities	$5,651	$—	$4,827	$824

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

The Company did not recognize any impairment during the three and six months ended April 30, 2013 and 2012, respectively.

As of April 30, 2013, the fair value of the Company’s non-marketable securities was $11.6 million, of which $6.9 million and $4.7 million were accounted for under the cost method and equity method, respectively. As of October 31, 2012 the fair value of non-marketable securities was $11.7 million, of which $7.0 million and $4.7 million were accounted for under the cost method and equity method, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill as of April 30, 2013 consisted of the following:

(in thousands)
Balance at October 31, 2012	$1,976,987
Adjustment(1)	3,025

Balance at April 30, 2013	$1,980,012

(1)	Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was still preliminary and effects of foreign currency fluctuations.

Intangible assets as of April 30, 2013 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$373,938	$194,017	$179,921
Customer relationships	176,878	59,041	117,837
Contract rights intangible	140,269	61,837	78,432
Covenants not to compete	2,530	2,420	110
Trademarks and trade names	10,877	4,761	6,116
In-process research and development (IPR&D)(1)	10,975	—	10,975
Capitalized software development costs	16,369	12,541	3,828

Total	$731,836	$334,617	$397,219

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2012 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$367,321	$159,691	$207,630
Customer relationships	179,657	48,368	131,289
Contract rights intangible	142,641	43,843	98,798
Covenants not to compete	2,530	2,354	176
Trademarks and trade names	10,900	3,793	7,107
In-process research and development (IPR&D)(1)	17,696	—	17,696
Capitalized software development costs	14,581	10,955	3,626

Total	$735,326	$269,004	$466,322

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Core/developed technology	$17,222	$16,520	$34,356	$27,896
Customer relationships	5,363	4,539	10,736	7,739
Contract rights intangible	9,171	7,175	18,549	9,182
Covenants not to compete	33	70	66	141
Trademarks and trade names	484	300	970	555
Capitalized software development costs(1)	799	746	1,585	1,488

Total	$33,072	$29,350	$66,262	$47,001

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2013	$63,398
2014	108,230
2015	90,798
2016	57,018
2017	24,949
2018 and thereafter	41,851
IPR&D(1)	10,975

Total	$397,219

(1)	IPR&D projects are estimated to be completed within two years as of April 30, 2013. Amortization will begin upon project completion or the asset will be written off upon abandonment.

Note 7. Liabilities

Accounts payable and accrued liabilities consist of:

	April 30, 2013	October 31, 2012
	(in thousands)
Payroll and related benefits	$207,244	$299,961
Other accrued liabilities	46,329	53,277
Accounts payable	23,541	29,855

Total	$277,114	$383,093

Other long-term liabilities consist of:

	April 30, 2013	October 31, 2012
	(in thousands)
Deferred compensation liability	$115,687	$100,645
Other long-term liabilities	61,039	25,572

Total	$176,726	$126,217

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

As of April 30, 2013, the Company had no outstanding balance under the Revolver and a $120.0 million outstanding balance under the Term Loan, of which $90.0 million is classified as long-term. The interest paid on borrowings under the Credit Agreement and commitment fees paid on the Revolver are variable rates tied to LIBOR plus a spread based on the Company’s leverage ratio.

These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy. The carrying amount of the short-term and long-term debt approximates the estimated fair value.

Note 9. Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	April 30, 2013	October 31, 2012
	(in thousands)
Cumulative currency translation adjustments	$(28,635)	$(14,123)
Unrealized gain (loss) on derivative instruments, net of taxes	628	(1,338)

Total accumulated other comprehensive income (loss)	($28,007)	($15,461)

The effect of amounts reclassified out of each component of accumulated other comprehensive income into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Reclassifications from accumulated other comprehensive income into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$2,067	$(24)	$2,554	$(1,634)
Operating expenses	(57)	(2,093)	(824)	(3,936)

Total reclassifications into net income	$2,010	$(2,117)	$1,730	$(5,570)

Amounts reclassified for the three and six months ended April 30, 2013 and for the same periods in fiscal 2012 consisted of gains (losses) from the Company’s cash flow hedging activities. Refer to Note 4. Financial Assets and Liabilities.

Note 10. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. In January 2012, the Company entered into an accelerated share repurchase program (“ASR”) to repurchase an aggregate of $40.0 million of the Company’s common stock during fiscal 2012 at an average purchase price per share of $29.23. As of April 30, 2013, $237.4 million remained available for further repurchases under the program.

Stock repurchase activities are as follow:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012(1)
	(in thousands, except per share price)
Shares repurchased	1,003	624	1,003	2,474
Average purchase price per share	$34.90	$32.04	$34.90	$29.64
Aggregate purchase price (1)	$34,998	$20,000	$34,998	$73,335
Reissuance of treasury stock	2,639	3,631	3,709	6,116

(1)	Includes $33.3 million from the settlement of the Company’s September 2011 ASR equity forward contract and $20.0 million from the January 2012 ASR referenced above that was settled in the second quarter of fiscal 2012.

Note 11. Stock Compensation

The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Cost of license	$1,481	$1,626	$3,305	$3,382
Cost of maintenance and service	361	390	844	835
Research and development expense	7,376	8,691	15,542	16,244
Sales and marketing expense	3,200	3,310	6,885	6,601
General and administrative expense	3,111	6,587	6,653	9,791

Stock compensation expense before taxes	15,529	20,604	33,229	36,853
Income tax benefit	(3,865)	(4,689)	(8,271)	(8,388)

Stock compensation expense after taxes	$11,664	$15,915	$24,958	$28,465

As of April 30, 2013, there was $101.4 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.4 years.

The intrinsic value of equity awards exercised during the periods below is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Intrinsic value of awards exercised	$14,160	$19,182	$21,865	$37,151

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Numerator:
Net income	$68,691	$20,971	$138,613	$77,665
Denominator:
Weighted-average common shares for basic net income per share	153,515	145,948	152,496	144,877
Dilutive effect of potential common shares from equity-based compensation	3,091	3,349	3,166	3,382

Weighted-average common shares for diluted net income per share	156,606	149,297	155,662	148,259

Net income per share:
Basic	$0.45	$0.14	$0.91	$0.54
Diluted	$0.44	$0.14	$0.89	$0.52
Anti-dilutive employee stock-based awards excluded(1)	1,749	3,123	1,614	3,312

(1)	These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were antidilutive for the respective periods, they could be dilutive in the future.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Revenue:
United States	$238,180	$206,985	$471,313	$404,668
Europe	65,682	58,224	129,121	112,840
Japan	65,988	71,932	135,636	149,053
Asia-Pacific and Other	129,407	95,420	238,324	191,496

Consolidated	$499,257	$432,561	$974,394	$858,057

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 11.6% and 10.1% of the Company’s unaudited condensed consolidated revenue in the three months ended April 30, 2013 and 2012, respectively and accounted for 11.4% and 10.3% of the Company’s unaudited condensed consolidated revenue in the six months ended April 30, 2013 and 2012, respectively.

Note 14. Other Income (Expense), net

The following table presents the components of other income, net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$928	$450	$1,263	$928
Interest expense	(456)	(710)	(921)	(727)
Gain (loss) on assets related to deferred compensation plan assets	4,256	3,800	9,669	6,420
Foreign currency exchange gain (loss)	1,505	1,961	5,910	1,986
Other, net	971	852	2,032	1,572

Total	$7,204	$6,353	$17,953	$10,179

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Income before income taxes	$86,707	$23,489	$158,437	$97,318
Provision (benefit) for income tax	$18,016	$2,518	$19,824	$19,653
Effective tax rate	20.8%	10.7%	12.5%	20.2%

The Company’s effective tax rate for the three and six months ended April 30, 2013 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations, the reinstatement of the U.S. federal research tax credit, and the reversal of deferred taxes resulting from the merger of a foreign affiliate, partially offset by state taxes and non-deductible stock compensation. The effective tax rate increased in the three months ended April 30, 2013, as compared to the same period in fiscal 2012, primarily due to the benefit of audit settlements and statute lapses in certain foreign jurisdictions recorded in the second quarter of fiscal 2012. The effective tax rate decreased in the six months ended April 30, 2013, as compared to the same period in fiscal 2012, primarily due to the reinstatement of the research tax credit and the reversal of deferred taxes resulting from the merger of a foreign affiliate in the first quarter of 2013.

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

The Company’s total gross unrecognized tax benefits at April 30, 2013 are $105.5 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at April 30, 2013 were recognized in the future, approximately $92.0 million would decrease the effective tax rate.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $21 million.

The Company and/or its subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
United States – Synopsys	Fiscal 2012
United States – Magma Design Automation	Fiscal years after 2009
California – Synopsys	Fiscal years after 2007
California – Magma Design Automation	Fiscal years after 2008
Hungary	Fiscal years after 2006
Taiwan, Ireland and Japan	Fiscal years after 2007

In addition, the Company has made acquisitions with operations in several of its significant jurisdictions which may have years subject to examination different from the years indicated in the above table.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the expected growth in the semiconductor industry, our positive business outlook, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash and cash equivalents and cash generated from operations, and our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, as filed with the Securities and Exchange Commission (SEC) on December 20, 2012.

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

Our customers are generally large semiconductor and electronics manufacturers. Our solutions help them overcome the challenge of developing increasingly advanced electronics products while reducing their design and manufacturing costs and time to market. While our products are an important part of our customers’ development process, our customers’ research and development budget and spending decisions may be impacted by their business outlook and their willingness to invest in new and increasingly complex chip designs.

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

Even with the continued instability of global markets, our business outlook remains strong based on our business model, strong financials, diligent expense management, and acquisition strategy. In addition, consumer demand for electronics has been solid, particularly the demand for mobile devices. Through our recent acquisitions, we have enhanced our technology and expanded our product portfolio and our total addressable market, especially in IP and system-level solutions, which we believe will help drive revenue growth. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us to continue to successfully execute our strategies.

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

Our results of operations for the first six months of fiscal 2013 and 2012 included 26 weeks and 27 weeks, respectively, and the quarters ended on May 4, 2013 and May 5, 2012, respectively. The extra week in the first quarter of fiscal 2012 resulted in approximately $26 million of additional revenue, related primarily to time-based licenses, and approximately $16 million of additional expenses.

For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the applicable calendar month ends of April 30, 2013 and April 30, 2012 as the ends of the second quarters of fiscal 2013 and 2012, respectively.

Financial Performance Summary for the Three Months Ended April 30, 2013 (Compared to the Three Months Ended April 30, 2012)

•	We continued to derive more than 90% of our revenue from time-based licenses, maintenance and services.

•	Our total revenue was $499.3 million, an increase of 15% compared to the same period in fiscal 2012 primarily due to our continued growth both organically and through acquisitions.

•

Total operating expense and cost of revenue was $419.7 million, relatively flat compared to the same period in fiscal 2012. Higher employee-related costs and amortization and depreciation expense due to acquisitions for the current period were offset by the incurrence of acquisition-related costs during fiscal 2012.

•	As a net effect of the above-mentioned factors, net income increased by 227% or $47.7 million compared to the same period in fiscal 2012.

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

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. While the weighted average duration of our time-based licenses may fluctuate from period to period, substantially all of our current time-based licenses are TSLs with an average license term of approximately three years. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.

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

Total Revenue

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$499.3	$432.6	$66.7	15%
Six months ended	$974.4	$858.1	$116.3	14%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals.

The increase in total revenue for the three and six months ended April 30, 2013 compared to the same periods in fiscal 2012 was primarily in time-based license revenue and was due to our organic growth and revenue from acquired companies. Additionally, the first quarter of fiscal 2012 included an extra week which had an impact of additional revenue of $26.0 million. Excluding this impact, revenue was higher by $142.3 million in the six months ended April 30, 2013.

Time-Based License Revenue

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$413.5	$363.6	$49.9	14%
Percentage of total revenue	83%	84%
Six months ended	$799.5	$719.5	$80.0	11%
Percentage of total revenue	82%	84%

The increase in time-based license revenue for the three and six months ended April 30, 2013 compared to the same periods in fiscal 2012 was primarily attributable to increases in TSL license revenue from our organic growth, revenue from acquired companies and increases in contingent revenue.

The increase for the six months ended April 30, 2013 was partially offset by the additional week of revenue during the first quarter of fiscal 2012.

Upfront License Revenue

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$24.8	$22.3	$2.5	11%
Percentage of total revenue	5%	5%
Six months ended	$55.6	$50.8	$4.8	9%
Percentage of total revenue	6%	6%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront license revenue in any particular period, and to a lesser extent, the sales of our hardware products.

The increase in upfront license revenue for the three and six months ended April 30, 2013 compared to the same periods in fiscal 2012 was primarily attributable to an increase in the sale of perpetual licenses.

Maintenance and Service Revenue

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$20.0	$17.5	$2.5	14%
Professional services and other revenue	41.0	29.1	11.9	41%

Total maintenance and service revenue	$61.0	$46.6	$14.4	31%

Percentage of total revenue	12%	11%
Six months ended
Maintenance revenue	$40.9	$35.3	$5.6	16%
Professional services and other revenue	78.5	52.4	26.1	50%

Total maintenance and service revenue	$119.4	$87.7	$31.7	36%

Percentage of total revenue	12%	10%

Maintenance revenue fluctuates primarily due to the timing of renewals of maintenance contracts.

The increase in professional services and other revenue for the three and six months ended April 30, 2013 compared to the same periods in fiscal 2012 was primarily due to an increase in customer consulting, customization contracts and project completions.

Cost of Revenue

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$61.6	$57.6	$4.0	7%
Cost of maintenance and service revenue	19.7	19.2	0.5	3%
Amortization of intangible assets	26.4	23.7	2.7	11%

Total	$107.7	$100.5	$7.2	7%

Percentage of total revenue	22%	23%
Six months ended
Cost of license revenue	$126.1	$115.3	$10.8	9%
Cost of maintenance and service revenue	39.8	38.0	1.8	5%
Amortization of intangible assets	52.9	37.1	15.8	43%

Total	$218.8	$190.4	$28.4	15%

Percentage of total revenue	22%	22%

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

The increase in cost of revenue in the three months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $2.7 million in amortization of intangible assets from companies acquired during fiscal 2012, and $3.2 million in personnel-related costs as a result of headcount increases, primarily from our acquisitions. The increase in cost of revenues was partially offset by a $1.5 million reduction of acquisition-related costs compared to the same period in fiscal 2012.

The increase in cost of revenue for the six months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $15.8 million in amortization of intangible assets from companies acquired during fiscal 2012, $10.1 million in personnel-related costs as a result of headcount increases, primarily from our acquisitions, and $1.6 million in professional services driven by higher consulting service activities. The increase in cost of revenues was partially offset by $2.2 million due to one additional week of costs in fiscal 2012 and a $1.4 million reduction of acquisition-related costs compared to the same period in fiscal 2012.

As a percentage of revenue, cost of revenue remained relatively flat for the three and six months ended April 30, 2013 compared to the same periods in fiscal 2012.

Operating Expenses

Research and Development

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$170.0	$151.2	$18.8	12%
Percentage of total revenue	34%	35%
Six months ended	$327.5	$284.1	$43.4	15%
Percentage of total revenue	34%	33%

The increase in research and development expenses in the three months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $19.2 million in personnel-related costs primarily as a result of headcount increases and functionally allocated expenses that were higher by $3.0 million in fiscal 2013. The increase in research and development expenses was partially offset by a $5.9 million reduction of acquisition-related costs compared to the same period in fiscal 2012.

The increase in research and development expenses for the six months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $43.1 million in personnel-related costs primarily as a result of headcount increases and functionally allocated expenses that were higher by $6.3 million in fiscal 2013. Also contributing to the increase was a $2.8 million reduction in contingent consideration liability in fiscal 2012. The increase in research and development expenses was partially offset by an additional week of expenses of approximately $7.5 million in fiscal 2012 and a $4.3 million reduction of acquisition-related costs compared to the same period in fiscal 2012.

Sales and Marketing

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$103.9	$108.8	$(4.9)	(5)%
Percentage of total revenue	21%	25%
Six months ended	$205.7	$204.2	$1.5	1%
Percentage of total revenue	21%	24%

The decrease in sales and marketing expenses in the three months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily due to decreases of $4.6 million in variable compensation due to lower shipments, and a $6.4 million reduction of acquisition-related costs. The decrease in sales and marketing expenses was partially offset by increases of $2.5 million in personnel-related costs as a result of headcount increases, primarily from our acquisitions and $1.5 million for distributor contract termination fees.

The increase in sales and marketing expenses in the six months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $10.3 million in personnel-related costs driven by headcount increases, primarily from our acquisitions and $1.5 million for distributor contract termination fees. The increase in sales and marketing expenses was partially offset by the additional week of expenses of approximately $4.9 million in fiscal 2012 and a $5.5 million reduction of acquisition-related costs compared to the same period in fiscal 2012.

General and Administrative

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$32.3	$49.9	$(17.6)	(35)%
Percentage of total revenue	6%	12%
Six months ended	$70.2	$83.8	$(13.6)	(16)%
Percentage of total revenue	7%	10%

The decrease in general and administrative expenses for the three months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily due to a $15.2 million reduction of acquisition-related costs and higher allocation of $2.9 million in expenses to other functions compared to the same period in fiscal 2012, resulting from increased expenses in the allocation pool.

The decrease in general and administrative expenses for the six months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily due to a $17.1 million reduction of acquisition-related costs and higher allocation of $5.3 million in expenses to other functions compared to the same period in fiscal 2012, resulting from increased expenses in the allocation pool and the additional week of expenses of approximately $1.6 million in fiscal 2012. The decreases were partially offset by increases of $5.0 million in facilities and depreciation expenses primarily due to our acquisitions, and $4.4 million in professional service costs.

Amortization of Intangible Assets

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$26.4	$23.7	$2.7	11%
Included in operating expenses	5.9	4.9	1.0	20%

Total	$32.3	$28.6	$3.7	13%

Percentage of total revenue	6%	7%
Six months ended
Included in cost of revenue	$52.9	$37.1	$15.8	43%
Included in operating expenses	11.8	8.4	3.4	40%

Total	$64.7	$45.5	$19.2	42%

Percentage of total revenue	7%	5%

The increase in amortization of intangible assets for the three and six months ended April 30, 2013 compared to the same periods in fiscal 2012 was due to the amortization of intangible assets from our prior year acquisitions. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), net

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.9	$0.4	$0.5	125%
Interest (expense)	(0.5)	(0.7)	0.2	(29)%
Gain on assets related to executive deferred compensation plan assets	4.3	3.8	0.5	13%
Foreign currency exchange gain	1.5	2.0	(0.5)	(25)%
Other, net	1.0	0.9	0.1	11%

Total	$7.2	$6.4	$0.8	13%

Six months ended
Interest income	$1.3	$0.9	$0.4	44%
Interest (expense)	(0.9)	(0.7)	(0.2)	29%
Gain on assets related to executive deferred compensation plan assets	9.7	6.4	3.3	52%
Foreign currency exchange gain	5.9	2.0	3.9	195%
Other, net	2.0	1.6	0.4	25%

Total	$18.0	$10.2	$7.8	76%

Other income (expense), net in the three months ended April 30, 2013 compared to the same periods in fiscal 2012 remained relatively flat.

The increase in other income (expense), net in the six months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily due to gains in our foreign currency hedges and in the value of investments within the executive deferred compensation plan.

Taxes

Our effective tax rate for the three months ended April 30, 2013 as compared to the same period in fiscal 2012 was higher principally due to the benefit of audit settlements and statute lapses in certain foreign jurisdictions recorded in the second quarter of fiscal 2012. Our effective tax rate for the six months ended April 30, 2013 as compared to the same period in fiscal 2012 was lower principally due to the benefit of the reinstatement of the U.S. federal research tax credit and the reversal of deferred taxes resulting from the merger of a foreign affiliate in the first quarter of fiscal 2013. The reinstatement of research tax credit resulted in an additional tax credit for ten months of fiscal 2012 as well as a full year credit for fiscal 2013, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.

As of April 30, 2013, we held an aggregate of $267.0 million in cash and cash equivalents in the United States and an aggregate of $414.0 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our unaudited, condensed balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the six months ended April 30, 2013.

Cash and Cash Equivalents

	April 30, 2013	October 31, 2012	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$681.0	$700.4	$(19.4)	(3)%

Our cash provided by operating activities was $42.3 million in the six months ended April 30, 2013.

Our cash used in investing and financing activities included: (1) purchases of property and equipment of $29.4 million (2) proceeds from issuances of common stock of $75.2 million for stock awards, (3) payment for the remaining non-controlling interest in SpringSoft of $44.0 million (4) payment for the repurchase of shares of $35.0 million, and (5) payment for our Term Loan of $15.0 million.

Cash Flows

	April 30,
	2013	2012	$ Change	% Change
	(dollars in millions)
Six months ended
Cash provided by operating activities	$42.3	$87.5	$(45.2)	(52)%
Cash used in investing activities	(29.0)	(437.7)	408.7	(93)%
Cash provided by (used in) financing activities	(21.0)	298.1	(319.1)	(107)%

We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments. Cash provided by our operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront license revenue much sooner than from time-based license revenue, in which the license fee is typically paid either quarterly or annually over the term of the license.

Cash provided by operating activities. Cash provided by operating activities for the six months ended April 30, 2013 was lower compared to the same period in fiscal 2012 primarily due to lower deferred revenue and higher disbursements offset partly by higher collections from customers, which were all attributable to timing.

Cash used in investing activities. Cash used in investing activities for the six months ended April 30, 2013 was lower compared to the same period in fiscal 2012 driven by cash paid for acquisitions during the first half of fiscal 2012, but partly offset by proceeds from the sale of short-term investments in the first quarter of fiscal 2012.

Cash used in financing activities. Cash used in financing activities for the six months ended April 30, 2013 was higher compared to the same period in fiscal 2012 primarily due to payment for acquiring the remaining non-controlling interest in SpringSoft, a decrease in proceeds from issuances of common stock, and proceeds from the drawdown from our credit facilities in fiscal 2012 that did not recur in the current period.

Accounts Receivable, net

April 30, 2013	October 31, 2012	$ Change	% Change
(dollars in millions)
$251.7	$292.7	$(41.0)	(14)%

Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 46 days at April 30, 2013, and 59 days at October 31, 2012. DSO decreased primarily due to increased cash collections and the timing of billings to customers.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	April 30, 2013	October 31, 2012	$ Change	% Change
	(dollars in millions)
Current assets	$1,106.4	$1,140.7	$(34.3)	(3)%
Current liabilities	1,012.9	1,252.6	(239.7)	(19)%

Working capital	$93.5	$(111.9)	$205.4	(184)%

Changes in our working capital were primarily due to: (1) a $143.0 million decrease in current deferred revenue due to the timing of our billings, (2) a $106.0 million decrease in accounts payable and accrued liabilities, and (3) a $23.3 million increase in prepaid and other current assets. These changes in working capital were partially offset by a $41.0 million decrease in accounts receivable attributable to timing.

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

As of April 30, 2013, we had no outstanding balance under the Revolver and a $120.0 million outstanding balance under the Term Loan, of which $90.0 million is classified as long-term. The interest paid on borrowings under the Credit Agreement and commitment fees paid on the Revolver are variable rates tied to LIBOR plus a spread based on our leverage ratio.

Other

As of April 30, 2013, our cash equivalents consist of cash deposits, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. During the three and six months ended April 30, 2013 and 2012, we had no impairment charge associated with our investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

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

As of April 30, 2013, our exposure to market risk has not changed materially since October 31, 2012. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the SEC on December 20, 2012.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of April 30, 2013, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2013, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. (Dynetix) filed a patent infringement lawsuit against Synopsys in federal district court in the Northern District of California. The lawsuit alleges, among other things, that our VCS functional verification tool, and more specifically our VCS multicore technology and VCS Cloud product, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction. Synopsys asserted patent infringement counterclaims against Dynetix based on Dynetix’s two verification products. The court granted partial summary judgment in favor of Synopsys, determining that our VCS Cloud product and certain features of our VCS multicore technology did not infringe Dynetix’s patent. Dynetix’s infringement claim with respect to certain other features of our VCS multicore technology, and our patent infringement counterclaims, will be decided at trial.

We acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. EVE and EVE-USA, Inc. (collectively, the EVE Parties) are currently defendants in three patent infringement lawsuits filed by Mentor Graphics Corporation (Mentor). Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu series of products infringes Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu series of products infringes Mentor’s United States Patent No. 6,947,882. Both cases have been consolidated in federal district court in the District of Oregon (collectively, the Oregon Actions) and seek compensatory damages and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that EVE’s ZeBu series of products infringes Mentor’s Japanese Patent No. P3,588,324. This case seeks compensatory damages, a permanent injunction and destruction of inventory.

On September 27, 2012, Synopsys, EVE and EVE-USA, Inc. filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531, 5,649,176 and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products, and that Mentor is without right or authority to threaten or maintain suit against the plaintiffs on such patents. Mentor has asserted patent infringement counterclaims in this action based on the same three patents and is seeking compensatory damages and a permanent injunction. In April 2013, this action was transferred to the federal district court in the District of Oregon and consolidated with the Oregon Actions.

In addition, on September 26, 2012, we filed two inter partes review requests with the U.S. Patent and Trademark Office (the PTO) challenging the validity of Mentor’s ‘376 and ‘882 patents. The PTO granted review of the ‘376 patent and denied review of the ‘882 patent.

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

The recent global recession adversely affected the semiconductor industry. Growth in the semiconductor industry has been relatively flat in the last two years and semiconductor companies generally remain cautious and focused on their costs, including their research and development budgets which capture spending on EDA products and services. These factors could among other things limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

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

•	Cancellations or changes to levels of license orders or the mix between upfront license revenue and time-based license revenue;
•	Our ability to implement effective cost control measures;
•	Delay of one or more orders for a particular period, particularly orders generating upfront license revenue;
•	Our dependence on a relatively small number of large customers for a large portion of our revenue;
•	Changes in or challenges to our revenue recognition model;
•	Amendments or renewals of customer contracts which provide discounts or require the deferral of revenue to later periods;
•	Expenses related to our acquisition and integration of businesses and technology;
•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products; and
•	General economic and political conditions that affect the semiconductor and electronics industries.

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

Our financial statements are also affected by fluctuations in foreign currency exchange rates. A weakening U.S. dollar relative to other currencies increases expenses of our foreign subsidiaries when they are translated into U.S. dollars in our consolidated statement of operations. Likewise, a strengthening U.S. dollar relative to other currencies, especially the Japanese Yen, reduces revenue of our foreign subsidiaries upon translation and consolidation. For example, the Japanese Yen has significantly weakened against the U.S. dollar in recent months. Our revenue from Japan has been affected by the devaluation of the Yen and may continue to decrease should the Yen further experience decline. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations.

Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.

As of April 30, 2013, we have outstanding debt of $120.0 million under our term loan facility, primarily as a result of funding our Magma acquisition. Most of our worldwide cash and cash equivalents balance is held in subsidiary accounts outside the United States—approximately 60.8% as of April 30, 2013. Most of our worldwide cash and cash equivalents are held by our international subsidiaries in their own accounts. Should our cash spending needs in the United States rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure and/or the market price of our common stock.

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

Our Board of Directors (Board) previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. We repurchase shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards or issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2013, $237.4 million remained available for further repurchases under the program.

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended April 30, 2013.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
February 3, 2013 through March 9, 2013	—	$—	—	$272,377,801
Month #2
March 10, 2013 through April 6, 2013	—	$—	—	$272,377,801
Month #3
April 7, 2013 through May 4, 2013	1,002,827	$34.90	1,002,827	$237,379,496

Total	1,002,827	$34.90	1,002,827	$237,379,496

(1)	All months shown are Synopsys’ fiscal months.

See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.24	2006 Employee Equity Incentive Plan	8-K	000-19807	10.24	04/08/13

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: May 31, 2013	By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.24	2006 Employee Equity Incentive Plan	8-K	000-19807	10.24	04/08/13

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X