Form 10-Q
period 2013-07-31
SYNOPSYS INC
filed 2013-08-30
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

As of August 28, 2013, there were 154,408,347 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JULY 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	July 31, 2013	October 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$892,370	$700,382
Accounts receivable, net of allowances of $5,355 and $6,072, respectively	278,878	292,668
Deferred income taxes	77,509	74,712
Income taxes receivable and prepaid taxes	18,352	17,267
Prepaid and other current assets	62,975	55,627

Total current assets	1,330,084	1,140,656
Property and equipment, net	194,198	191,243
Goodwill	1,976,964	1,976,987
Intangible assets, net	364,005	466,322
Long-term prepaid taxes	8,644	9,429
Long-term deferred income taxes	270,745	239,412
Other long-term assets	143,832	123,607

Total assets	$4,288,472	$4,147,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$321,103	$383,093
Accrued income taxes	16,189	4,682
Deferred revenue	804,390	834,864
Short-term debt	30,000	30,000

Total current liabilities	1,171,682	1,252,639
Long-term accrued income taxes	45,855	52,645
Long-term deferred revenue	67,605	67,184
Long-term debt	82,500	105,000
Other long-term liabilities	184,700	126,217

Total liabilities	1,552,342	1,603,685
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 154,348 and 150,899 shares outstanding, respectively	1,543	1,509
Capital in excess of par value	1,581,340	1,585,034
Retained earnings	1,283,068	1,098,694
Treasury stock, at cost: 2,916 and 6,365 shares, respectively	(89,650)	(168,090)
Accumulated other comprehensive income (loss)	(40,171)	(15,461)

Total Synopsys stockholders’ equity	2,736,130	2,501,686
Non-controlling interest	—	42,285

Total stockholders’ equity	2,736,130	2,543,971
Total liabilities and stockholders’ equity	$4,288,472	$4,147,656

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Revenue:
Time-based license	$387,088	$362,788	$1,186,538	$1,082,262
Upfront license	39,957	25,423	95,525	76,268
Maintenance and service	55,900	55,536	175,276	143,274

Total revenue	482,945	443,747	1,457,339	1,301,804
Cost of revenue:
License	69,857	57,415	195,918	172,729
Maintenance and service	19,253	21,218	59,074	59,177
Amortization of intangible assets	26,537	21,156	79,451	58,243

Total cost of revenue	115,647	99,789	334,443	290,149

Gross margin	367,298	343,958	1,122,896	1,011,655
Operating expenses:
Research and development	166,668	143,955	494,140	428,060
Sales and marketing	105,381	100,004	311,069	304,244
General and administrative	34,510	31,769	104,702	115,556
Amortization of intangible assets	5,744	4,835	17,506	13,261

Total operating expenses	312,303	280,563	927,417	861,121

Operating income	54,995	63,395	195,479	150,534
Other income (expense), net	3,177	(2,310)	21,130	7,869

Income before provision for income taxes	58,172	61,085	216,609	158,403
Provision (benefit) for income taxes	5,875	(14,571)	25,699	5,082

Net income	$52,297	$75,656	$190,910	$153,321

Net income per share:
Basic	$0.34	$0.51	$1.25	$1.05

Diluted	$0.33	$0.50	$1.22	$1.03

Shares used in computing per share amounts:
Basic	153,915	147,801	152,969	145,827

Diluted	157,056	150,644	156,215	149,095

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Net income	$52,297	$75,656	$190,910	$153,321
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(6,234)	(2,871)	(20,746)	(9,929)
Cash flow hedges:
Deferred gains (losses), net of tax of $804 and $3,336, for the three and nine months ended July 31, 2013, respectively, and of $2,227 and $2,608 for each of the same periods in fiscal 2012, respectively	(2,189)	(10,100)	1,507	(10,221)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $601 and $401, for the three and nine months ended July 31, 2013, respectively, and of $(1,247) and $(2,840) for each of the same periods in fiscal 2012, respectively	(3,741)	3,890	(5,471)	9,460
Change in unrealized (losses) gains on investments, net of tax of $0 and $58, for the three and nine months ended July 31, 2012.	—	—	—	(88)

Other comprehensive income (loss), net of tax effects	(12,164)	(9,081)	(24,710)	(10,778)

Comprehensive income	$40,133	$66,575	$166,200	$142,543

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended July 31,
	2013	2012
Cash flow from operating activities:
Net income	$190,910	$153,321
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	141,756	115,076
Stock compensation	49,719	54,078
Allowance for doubtful accounts	901	973
Write-down of long-term investments	—	452
Gain on sale of investments	(101)	(650)
Deferred income taxes	7,272	10,553
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	8,207	14,401
Prepaid and other current assets	(14,617)	6,116
Other long-term assets	(20,292)	(7,146)
Accounts payable and other liabilities	(48,188)	(15,490)
Income taxes	(475)	(32,370)
Deferred revenue	(9,722)	83,822

Net cash provided by operating activities	305,370	383,136

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	166,132
Purchases of short-term investments	—	(18,179)
Proceeds from sales of long-term investments	222	506
Proceeds from sale of property and equipment	2,000	—
Purchases of property and equipment	(47,624)	(32,718)
Cash paid for acquisitions and intangible assets, net of cash acquired	—	(584,418)
Capitalization of software development costs	(2,681)	(2,308)

Net cash used in investing activities	(48,083)	(470,985)

Cash flows from financing activities:
Principal payments on capital leases	(3,751)	(5,177)
Acquisition of non-controlling interests	(44,004)	—
Proceeds from credit facility and term loan	—	250,000
Repayment of debt	(22,975)	(128,656)
Issuances of common stock	90,529	128,556
Purchases of treasury stock	(69,999)	(40,000)
Other	(2,030)	—

Net cash (used in) provided by financing activities	(52,230)	204,723
Effect of exchange rate changes on cash and cash equivalents	(13,069)	(8,184)

Net change in cash and cash equivalents	191,988	108,690
Cash and cash equivalents, beginning of year	700,382	855,077

Cash and cash equivalents, end of period	$892,370	$963,767

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

Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2013 is a 52-week year and will end on November 2, 2013, and fiscal 2012 was a 53-week year and ended on November 3, 2012. The results of operations for the first nine months of fiscal 2013 and 2012 included 39 weeks and 40 weeks, respectively. The third fiscal quarters, and first nine months of fiscal 2013 and 2012 ended on August 3, 2013 and August 4, 2012, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

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

Note 4. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at July 31, 2013
Classified as current assets:
Non-interest bearing cash	$185,124	$—	$—	$—	$185,124
Cash deposits and money market funds	707,246	—	—	—	707,246

	892,370	—	—	—	892,370
Classified as other long-term assets:
Strategic investments	11,437	—	—	—	11,437

Total	$903,807	$—	$—	$—	$903,807

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2012
Classified as current assets:
Non-interest bearing cash	$167,161	$—	$—	$—	$167,161
Cash deposits and money market funds	533,221	—	—	—	533,221

	700,382	—	—	—	700,382
Classified as other long-term assets:
Strategic investments	11,744	—	—	—	11,744

Total	$712,126	$—	$—	$—	$712,126

(1)	See Note 5 for further discussion of fair values.

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

The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(586)	$(1,387)	$3,344	$631

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding as of July 31, 2013 and October 31, 2012, respectively:

	As of July 31, 2013	As of October 31, 2012
	(in thousands)
Total gross notional amount	$606,049	$618,978
Net fair value	$5,687	$390

These notional amounts do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2013
Other current assets	$10,083	$980
Other current liabilities	$5,340	$36

As of October 31, 2012
Other current assets	$5,149	$68
Other current liabilities	$4,739	$88

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2013
Foreign exchange contracts	Revenue	$(158)	Revenue	$3,771
Foreign exchange contracts	Operating expenses	(2,106)	Operating expenses	(30)

Total		$(2,264)		$3,741

Three months ended July 31, 2012
Foreign exchange contracts	Revenue	$(359)	Revenue	$(55)
Foreign exchange contracts	Operating expenses	(9,736)	Operating expenses	(3,835)

Total		$(10,095)		$(3,890)

Nine months ended July 31, 2013
Foreign exchange contracts	Revenue	$2,701	Revenue	$6,325
Foreign exchange contracts	Operating expenses	(1,165)	Operating expenses	(854)

Total		$1,536		$5,471

Nine months ended July 31, 2012
Foreign exchange contracts	Revenue	$4,635	Revenue	$(1,689)
Foreign exchange contracts	Operating expenses	(14,631)	Operating expenses	(7,771)

Total		$(9,996)		$(9,460)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended July 31, 2013
Foreign exchange contracts	$90	$260
For the three months ended July 31, 2012
Foreign exchange contracts	$3	$518
For the nine months ended July 31, 2013
Foreign exchange contracts	$256	$1,522
For the nine months ended July 31, 2012
Foreign exchange contracts	$57	$1,385

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

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

The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. The Company did not record any changes during the three and nine months ended July 31, 2013 and the three months ended July 31, 2012. For the nine months ended July 31, 2012, the Company recorded a reduction of $3.0 million in research and development expenses due to the change in fair value of the liability for contingent consideration. As of July 31, 2013 and October 31, 2012, the fair value of the liabilities for contingent consideration was estimated at $0.4 million and $0.8 million, respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2013:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$454,189	$454,189	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	11,063	—	11,063	—
Other long-term assets:
Deferred compensation plan assets	119,869	119,869	—	—

Total assets	$585,121	$574,058	$11,063	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,376	$—	$5,376	$—
Contingent consideration	387	—	—	387

Total liabilities	$5,763	$—	$5,376	$387

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2012:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$239,770	$239,770	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	5,217	—	5,217	—
Other long-term assets:
Deferred compensation plan assets	100,645	100,645	—	—

Total assets	$345,632	$340,415	$5,217	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$4,827	$—	$4,827	$—
Contingent consideration	469	—	—	469
Other long-term liabilities:
Contingent consideration	355	—	—	355

Total liabilities	$5,651	$—	$4,827	$824

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

The Company did not recognize any impairment during the three and nine months ended July 31, 2013.

As of July 31, 2013, the fair value of the Company’s non-marketable securities was $11.4 million, of which $6.9 million and $4.5 million were accounted for under the cost method and equity method, respectively. As of October 31, 2012, the fair value of non-marketable securities was $11.7 million, of which $7.0 million and $4.7 million were accounted for under the cost method and equity method, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill as of July 31, 2013 consisted of the following:

(in thousands)
Balance at October 31, 2012	$1,976,987
Adjustment(1)	(23)

Balance at July 31, 2013	$1,976,964

(1)	Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was still preliminary and effects of foreign currency fluctuations.

Intangible assets as of July 31, 2013 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$377,795	$211,397	$166,398
Customer relationships	176,554	64,368	112,186
Contract rights intangible	140,019	70,868	69,151
Covenants not to compete	2,530	2,452	78
Trademarks and trade names	10,854	5,121	5,733
In-process research and development (IPR&D)(1)	6,550	—	6,550
Capitalized software development costs	17,262	13,353	3,909

Total	$731,564	$367,559	$364,005

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2012 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$367,321	$159,691	$207,630
Customer relationships	179,657	48,368	131,289
Contract rights intangible	142,641	43,843	98,798
Covenants not to compete	2,530	2,354	176
Trademarks and trade names	10,900	3,793	7,107
In-process research and development (IPR&D)(1)	17,696	—	17,696
Capitalized software development costs	14,581	10,955	3,626

Total	$735,326	$269,004	$466,322

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Core/developed technology	$17,456	$14,076	$51,812	$41,972
Customer relationships	5,352	4,472	16,088	12,211
Contract rights intangible	9,076	7,075	27,624	16,257
Covenants not to compete	33	58	99	199
Trademarks and trade names	363	310	1,333	865
Capitalized software development costs(1)	812	751	2,398	2,238

Total	$33,092	$26,742	$99,354	$73,742

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2013	$30,849
2014	109,517
2015	91,981
2016	57,953
2017	25,423
2018 and thereafter	41,732
IPR&D(1)	6,550

Total	$364,005

(1)	IPR&D projects are estimated to be completed within one year as of July 31, 2013. Amortization will begin upon project completion or the asset will be written off upon abandonment.

Note 7. Liabilities

Accounts payable and accrued liabilities consist of:

	July 31, 2013	October 31, 2012
	(in thousands)
Payroll and related benefits	$254,950	$299,961
Other accrued liabilities	49,965	53,277
Accounts payable	16,188	29,855

Total	$321,103	$383,093

Other long-term liabilities consist of:

	July 31, 2013	October 31, 2012
	(in thousands)
Deferred compensation liability	$119,869	$100,645
Other long-term liabilities	64,831	25,572

Total	$184,700	$126,217

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

As of July 31, 2013, the Company had no outstanding balance under the Revolver and a $112.5 million outstanding balance under the Term Loan, of which $82.5 million is classified as long-term. The interest paid on borrowings under the Credit Agreement and commitment fees paid on the Revolver are variable rates tied to LIBOR plus a spread based on the Company’s leverage ratio.

These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy. The carrying amount of the short-term and long-term debt approximates the estimated fair value.

Note 9. Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	July 31, 2013	October 31, 2012
	(in thousands)
Cumulative currency translation adjustments	$(34,868)	$(14,123)
Unrealized gain (loss) on derivative instruments, net of taxes	(5,303)	(1,338)

Total accumulated other comprehensive income (loss)	($40,171)	($15,461)

The effect of amounts reclassified out of each component of accumulated other comprehensive income into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Reclassifications from accumulated other comprehensive income into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$3,771	$(55)	$6,325	$(1,689)
Operating expenses	(30)	(3,835)	(854)	(7,771)

Total reclassifications into net income	$3,741	$(3,890)	$5,471	$(9,460)

Amounts reclassified for the three and nine months ended July 31, 2013 and for the same periods in fiscal 2012 consisted of gains (losses) from the Company’s cash flow hedging activities. Refer to Note 4. Financial Assets and Liabilities.

Note 10. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards, acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and

may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. In January 2012, the Company entered into an accelerated share repurchase program (ASR) to repurchase an aggregate of $40.0 million of the Company’s common stock during fiscal 2012 at an average purchase price per share of $29.23. As of July 31, 2013, $202.4 million remained available for further repurchases under the program.

Stock repurchase activities are as follow:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012(1)
	(in thousands, except per share price)
Shares repurchased	970	—	1,973	2,474
Average purchase price per share	$36.10	$—	$35.49	$29.64
Aggregate purchase price	$35,000	$—	$69,998	$73,335
Reissuance of treasury stock	1,712	1,677	5,422	7,793

(1)	Includes $33.3 million from the settlement of the Company’s September 2011 ASR equity forward contract and $20.0 million from the January 2012 ASR referenced above that was settled in the second quarter of fiscal 2012.

Note 11. Stock Compensation

The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Cost of license	$1,566	$1,794	$4,872	$5,152
Cost of maintenance and service	366	436	1,210	1,264
Research and development expense	8,114	8,178	23,655	24,351
Sales and marketing expense	3,454	3,582	10,339	10,153
General and administrative expense	2,990	3,233	9,643	13,158

Stock compensation expense before taxes	16,490	17,223	49,719	54,078
Income tax benefit	(4,035)	(3,865)	(12,166)	(12,135)

Stock compensation expense after taxes	$12,455	$13,358	$37,553	$41,943

As of July 31, 2013, there was $134.3 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.6 years.

The intrinsic value of equity awards exercised during the periods below is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Intrinsic value of awards exercised	$12,899	$11,084	$34,764	$48,235

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Numerator:
Net income	$52,297	$75,656	$190,910	$153,321
Denominator:
Weighted-average common shares for basic net income per share	153,915	147,801	152,969	145,827
Dilutive effect of potential common shares from equity-based compensation	3,141	2,843	3,246	3,268

Weighted-average common shares for diluted net income per share	157,056	150,644	156,215	149,095

Net income per share:
Basic	$0.34	$0.51	$1.25	$1.05
Diluted	$0.33	$0.50	$1.22	$1.03
Anti-dilutive employee stock-based awards excluded(1)	1,648	3,995	2,179	3,522

(1)	These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were antidilutive for the respective periods, they could be dilutive in the future.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Revenue:
United States	$234,770	$216,315	$706,083	$620,982
Europe	68,591	58,113	197,712	170,953
Japan	64,874	71,107	200,510	220,160
Asia-Pacific and Other	114,710	98,212	353,034	289,709

Consolidated	$482,945	$443,747	$1,457,339	$1,301,804

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 11.5% and 10.8% of the Company’s unaudited condensed consolidated revenue in the three months ended July 31, 2013 and 2012, respectively and accounted for 11.4% and 10.5% of the Company’s unaudited condensed consolidated revenue in the nine months ended July 31, 2013 and 2012, respectively.

Note 14. Other Income (Expense), net

The following table presents the components of other income, net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Interest income	$301	$323	$1,563	$1,251
Interest expense	(404)	(736)	(1,325)	(1,463)
Gain (loss) on assets related to deferred compensation plan assets	2,841	(1,423)	12,511	4,997
Foreign currency exchange gain (loss)	217	(349)	6,127	1,637
Other, net	222	(125)	2,254	1,447

Total	$3,177	$(2,310)	$21,130	$7,869

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Income before income taxes	$58,172	$61,085	$216,609	$158,403
Provision (benefit) for income tax	$5,875	$(14,571)	$25,699	$5,082
Effective tax rate	10.1%	(23.9)%	11.9%	3.2%

The Company’s effective tax rates for the three and nine months ended July 31, 2013 are lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations, the reinstatement of the U.S. federal research tax credit, and the reversal of deferred taxes resulting from the merger of a foreign affiliate, partially offset by state taxes and non-deductible stock compensation. The effective tax rate increased in the three months ended July 31, 2013, as compared to the same period in fiscal 2012, primarily due to the tax impact of an Internal Revenue Service (IRS) settlement for fiscal years 2010 and 2011 and a settlement with the Taiwan tax authorities for fiscal year 2008 recorded in the third quarter of fiscal 2012. The effective tax rate increased in the nine months ended July 31, 2013, as compared to the same period in fiscal 2012, primarily due to the tax impact of IRS and Taiwan audit settlements recorded in fiscal 2012 offset by the reinstatement of the research tax credit and the reversal of deferred taxes resulting from the merger of a foreign affiliate in the first quarter of fiscal 2013.

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

The Company’s total gross unrecognized tax benefits at July 31, 2013 are $100.8 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at July 31, 2013 were recognized in the future, approximately $88.2 million would decrease the effective tax rate.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $23 million.

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

This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor industry, our positive business outlook, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash and cash equivalents and cash generated from operations, and our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

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

Despite global economic uncertainty, we have maintained profitability and positive cash flow on an annual basis in recent years. We achieved these results not only because of our solid execution, leading technology and strong customer relationships, but also because of our recurring revenue business model. Under this model, a substantial majority of our customers pay for their licenses over time and we typically recognize this recurring revenue over the life of the contract, which averages approximately three years. Recurring revenue generally represents more than 90% of our total revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. We typically enter each quarter with approximately 90% of our revenue for that particular quarter already committed from our customers, providing for stability and predictability of results. Due to our business model, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.

Even with the continued instability of global markets, our business outlook remains strong based on our leading technology, business model, strong financials, diligent expense management, and acquisition strategy. In addition, consumer demand for electronics has been solid, particularly the demand for mobile devices. Through our recent acquisitions, we have enhanced our technology and expanded our product portfolio and our total addressable market, especially in IP and system-level solutions, which we believe will help drive revenue growth. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us to continue to successfully execute our strategies.

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

Our results of operations for the first nine months of fiscal 2013 and 2012 included 39 weeks and 40 weeks, respectively, and the quarters ended on August 3, 2013 and August 4, 2012, respectively. The extra week in the first quarter of fiscal 2012 resulted in approximately $26 million of additional revenue, related primarily to time-based licenses, and approximately $16 million of additional expenses.

For presentation purposes, this Form 10-Q, including the unaudited condensed consolidated financial statements and accompanying notes, refers to the applicable calendar month ends of July 31, 2013 and July 31, 2012 as the ends of the third quarters of fiscal 2013 and 2012, respectively.

Financial Performance Summary for the Three Months Ended July 31, 2013 (Compared to the Three Months Ended July 31, 2012)

•	We derived more than 90% of our revenue from time-based licenses, maintenance and services.

•	Our total revenue was $482.9 million, an increase of 9% primarily due to continued growth both organically and through our prior-year acquisitions.

•

Total operating expense and cost of revenue was $428.0 million, an increase of 13%. Expenses related to prior-year acquisitions were the key driver of the change, resulting in higher employee-related costs, cost of products, and amortization and depreciation expenses.

•	Net income decreased by 31% or $23.4 million, primarily due to larger tax settlements received in fiscal 2012 as well as the net effect of the above-mentioned factors.

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

Total Revenue

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$482.9	$443.7	$39.2	9%
Nine months ended	$1,457.3	$1,301.8	$155.5	12%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals.

The increase in total revenue for the three and nine months ended July 31, 2013 compared to the same periods in fiscal 2012 was primarily in time-based license revenue due to our organic growth and revenue from acquired companies. Additionally, the first quarter of fiscal 2012 included an extra week which had an impact of additional revenue of $26.0 million. Excluding this impact, revenue was higher by $181.5 million in the nine months ended July 31, 2013.

Time-Based License Revenue

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$387.1	$362.8	$24.3	7%
Percentage of total revenue	80%	82%
Nine months ended	$1,186.5	$1,082.3	$104.2	10%
Percentage of total revenue	81%	83%

The increase in time-based license revenue for the three and nine months ended July 31, 2013 compared to the same periods in fiscal 2012 was primarily attributable to increases in TSL license revenue from our organic growth, revenue from acquired companies and increases in contingent revenue.

The increase for the nine months ended July 31, 2013 was partially offset by the additional week of revenue during the first quarter of fiscal 2012.

Upfront License Revenue

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$40.0	$25.4	$14.6	57%
Percentage of total revenue	8%	6%
Nine months ended	$95.5	$76.3	$19.2	25%
Percentage of total revenue	7%	6%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements and sales volatility in hardware, which impact revenue of related products in any particular period.

The increase in upfront license revenue for the three and nine months ended July 31, 2013 compared to the same periods in fiscal 2012 was primarily attributable to an increase in product sales.

Maintenance and Service Revenue

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$19.1	$19.0	$0.1	1%
Professional services and other revenue	36.8	36.5	0.3	1%

Total maintenance and service revenue	$55.9	$55.5	$0.4	1%

Percentage of total revenue	12%	13%
Nine months ended
Maintenance revenue	$59.9	$54.3	$5.6	10%
Professional services and other revenue	115.4	88.9	26.5	30%

Total maintenance and service revenue	$175.3	$143.2	$32.1	22%

Percentage of total revenue	12%	11%

Maintenance revenue fluctuates primarily due to the timing of renewals of maintenance contracts.

Professional services and other revenue for the three months ended July 31, 2013 remained flat compared to the same period in fiscal 2012.

The increase in professional services and other revenue for the nine months ended July 31, 2013 compared to the same period in fiscal 2012 was primarily due to an increase in customer consulting, customization contracts and project completions.

Cost of Revenue

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$69.9	$57.4	$12.5	22%
Cost of maintenance and service revenue	19.2	21.2	(2.0)	(9)%
Amortization of intangible assets	26.5	21.2	5.3	25%

Total	$115.6	$99.8	$15.8	16%

Percentage of total revenue	24%	22%
Nine months ended
Cost of license revenue	$195.9	$172.7	$23.2	13%
Cost of maintenance and service revenue	59.1	59.2	(0.1)	(0)%
Amortization of intangible assets	79.4	58.2	21.2	36%

Total	$334.4	$290.1	$44.3	15%

Percentage of total revenue	23%	22%

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

The increase in cost of license revenue in the three and nine months ended July 31, 2013 compared to the same periods in fiscal 2012 was primarily due to an increase in product sales.

The marginal decrease in cost of maintenance and service revenue in the three months ended July 31, 2013 compared to the same period in fiscal 2012 was primarily due to lower consulting activities. Cost of maintenance and service revenue in the nine months ended July 31, 2013 compared to the same period in fiscal 2012 was relatively flat.

The increase in amortization of intangibles in the three and nine months ended July 31, 2013 compared to the same periods in fiscal 2012 was primarily due to higher intangibles acquired from acquisitions.

As a percentage of revenue, cost of revenue marginally increased for the three and nine months ended July 31, 2013 compared to the same periods in fiscal 2012 primarily due to increased amortization expense.

Operating Expenses

Research and Development

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$166.7	$144.0	$22.7	16%
Percentage of total revenue	35%	32%
Nine months ended	$494.1	$428.1	$66.0	15%
Percentage of total revenue	34%	33%

The increase in research and development expenses in the three months ended July 31, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $18.5 million in personnel-related costs as a result of headcount increases, primarily from our acquisitions, and functionally allocated expenses that were higher by $2.0 million in fiscal 2013.

The increase in research and development expenses in the nine months ended July 31, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $61.6 million in personnel-related costs primarily as a result of headcount increases, predominantly from our acquisitions, and functionally allocated expenses that were higher by $8.3 million in fiscal 2013. Also contributing to the increase was a $3.0 million reduction in contingent consideration liability in fiscal 2012. The increase in research and development expenses was partially offset by an additional week of expenses of approximately $7.5 million in fiscal 2012 and a $5.1 million reduction of acquisition-related costs compared to the same period in fiscal 2012.

Sales and Marketing

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$105.4	$100.0	$5.4	5%
Percentage of total revenue	22%	23%
Nine months ended	$311.1	$304.2	$6.9	2%
Percentage of total revenue	21%	23%

The increase in sales and marketing expenses in the three months ended July 31, 2013 compared to the same period in fiscal 2012 was primarily due to increases of $1.9 million in variable compensation due to higher shipments, and $2.2 million in personnel-related costs as a result of headcount increases, primarily from our acquisitions.

The increase in sales and marketing expenses in the nine months ended July 31, 2013 compared to the same period in fiscal 2012 was primarily due to increases of $15.8 million in personnel-related costs driven by headcount increases, and $1.8 million for contract termination fees. The increase in sales and marketing expenses was partially offset by the additional week of expenses of approximately $4.9 million in fiscal 2012 and a $4.5 million reduction of acquisition-related costs compared to the same period in fiscal 2012.

General and Administrative

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended	$34.5	$31.8	$2.7	8%
Percentage of total revenue	7%	7%
Nine months ended	$104.7	$115.6	$(10.9)	(9)%
Percentage of total revenue	7%	9%

The increase in general and administrative expenses for the three months ended July 31, 2013 compared to the same period in fiscal 2012 was primarily due to an increase of $7.5 million in professional service costs, which was partially offset by a $3.7 million reduction of acquisition-related costs compared to the same period in fiscal 2012.

The decrease in general and administrative expenses for the nine months ended July 31, 2013 compared to the same period in fiscal 2012 was primarily due to $20.9 million less in acquisition-related costs in fiscal 2013, higher allocation of $5.2 million in expenses to other functions, resulting from increased expenses in the allocation pool, and the additional week of expenses of approximately $1.6 million in fiscal 2012. The decrease in general and administrative expenses was partially offset by an increase of $11.6 million in professional services costs, and $4.4 million in facilities and depreciation expenses primarily due to our acquisitions.

Amortization of Intangible Assets

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$26.5	$21.2	$5.3	25%
Included in operating expenses	5.8	4.8	1.0	21%

Total	$32.3	$26.0	$6.3	24%

Percentage of total revenue	7%	6%
Nine months ended
Included in cost of revenue	$79.4	$58.2	$21.2	36%
Included in operating expenses	17.6	13.3	4.3	32%

Total	$97.0	$71.5	$25.5	36%

Percentage of total revenue	7%	5%

The increase in amortization of intangible assets for the three and nine months ended July 31, 2013 compared to the same periods in fiscal 2012 was due to the amortization of intangible assets from our prior-year acquisitions. See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), net

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.3	$0.3	$0.0	0%
Interest expense	(0.4)	(0.7)	0.3	(43)%
Gain (loss) on assets related to executive deferred compensation plan assets	2.9	(1.4)	4.3	(307)%
Foreign currency exchange gain (loss)	0.2	(0.4)	0.6	(150)%
Other, net	0.2	(0.1)	0.3	(300)%

Total	$3.2	$(2.3)	$5.5	(239)%

Nine months ended
Interest income	$1.5	$1.3	$0.2	15%
Interest expense	(1.3)	(1.4)	0.1	(7)%
Gain on assets related to executive deferred compensation plan assets	12.5	5.0	7.5	150%
Foreign currency exchange gain	6.1	1.6	4.5	281%
Other, net	2.3	1.4	0.9	64%

Total	$21.1	$7.9	$13.2	167%

The increase in other income (expense), net in the three and nine months ended July 31, 2013 compared to the same periods in fiscal 2012 was primarily due to gains in the value of investments within the executive deferred compensation plan. Additionally, other income (expense) increased for the nine months ended July 31, 2013 compared to the same period in fiscal 2012 due to gains in our foreign currency hedges.

Taxes

Our effective tax rate for the three months ended July 31, 2013 as compared to the same period in fiscal 2012 was higher primarily due to the tax impact of an Internal Revenue Service (IRS) settlement for fiscal years 2010 and 2011 and a settlement with the Taiwan tax authorities for fiscal year 2008 recorded in the third quarter of fiscal 2012. Our effective tax rate for the nine months ended July 31, 2013 as compared to the same period in fiscal 2012 was higher principally due to the tax impact of IRS and Taiwan audit settlements recorded in fiscal 2012 offset by the benefit of the reinstatement of the U.S. federal research tax credit and the reversal of deferred taxes resulting from the merger of a foreign affiliate in the first quarter of fiscal 2013. The reinstatement of research tax credit resulted in an additional tax credit for ten months of fiscal 2012 as well as a full year credit for fiscal 2013, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.

As of July 31, 2013, we held an aggregate of $383.4 million in cash and cash equivalents in the United States and an aggregate of $509.0 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our unaudited, condensed balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the nine months ended July 31, 2013.

Cash and Cash Equivalents

	July 31, 2013	October 31, 2012	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$892.4	$700.4	$192.0	27%

Our cash provided by operating activities was $305.4 million in the nine months ended July 31, 2013.

Our cash used in investing and financing activities included: (1) purchases of property and equipment of $47.6 million (2) proceeds from issuances of common stock of $90.5 million for stock awards, (3) payment for the remaining non-controlling interest in SpringSoft of $44.0 million (4) payment for the repurchase of shares of $70.0 million, and (5) repayment for our Term Loan of $22.5 million.

Cash Flows

	July 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$305.4	$383.1	$(77.7)	(20)%
Cash used in investing activities	(48.1)	(471.0)	422.9	(90)%
Cash provided by (used in) financing activities	(52.2)	204.7	(256.9)	(126)%

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

Cash provided by operating activities. Cash provided by operating activities for the nine months ended July 31, 2013 was lower compared to the same period in fiscal 2012 primarily due to lower deferred revenue and higher disbursements, offset partly by lower tax-related payments and higher collections from customers, which were all attributable to timing.

Cash used in investing activities. Cash used in investing activities for the nine months ended July 31, 2013 was lower compared to the same period in fiscal 2012 driven by cash paid for acquisitions during the first half of fiscal 2012, but partly offset by proceeds from the sale of short-term investments in the first quarter of fiscal 2012.

Cash used in financing activities. Cash used in financing activities for the nine months ended July 31, 2013 was higher compared to the same period in fiscal 2012 primarily due to payment for acquiring the remaining non-controlling interest in SpringSoft, a decrease in proceeds from issuances of common stock, and proceeds from the drawdown from our credit facilities in fiscal 2012 that did not recur in the current period.

Accounts Receivable, net

July 31, 2013	October 31, 2012	$ Change	% Change
(dollars in millions)
$278.9	$292.7	$(13.8)	(5)%

Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 53 days at July 31, 2013, and 59 days at October 31, 2012. DSO decreased primarily due to increased cash collections and the timing of billings to customers.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	July 31, 2013	October 31, 2012	$ Change	% Change
	(dollars in millions)
Current assets	$1,330.1	$1,140.7	$189.4	17%
Current liabilities	1,171.7	1,252.6	(80.9)	(6)%

Working capital	$158.4	$(111.9)	$270.3	(242)%

Changes in our working capital were primarily due to: (1) a $192.0 million increase in cash and cash equivalents, (2) a $62.0 million decrease in accounts payable and accrued liabilities, and (3) a $30.5 million decrease in current deferred revenue due to the timing of our billings. These changes in working capital were partially offset by a $13.8 million decrease in accounts receivable attributable to timing and an $11.5 million increase in accrued income taxes.

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

As of July 31, 2013, we had no outstanding balance under the Revolver and a $112.5 million outstanding balance under the Term Loan, of which $82.5 million is classified as long-term. The interest paid on borrowings under the Credit Agreement and commitment fees paid on the Revolver are variable rates tied to LIBOR plus a spread based on our leverage ratio.

Other

As of July 31, 2013, our cash equivalents consist of cash deposits, tax-exempt money market mutual funds and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. During the three and nine months ended July 31, 2013 and 2012, we had no impairment charge associated with our investment portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.

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

As of July 31, 2013, our exposure to market risk has not changed materially since October 31, 2012. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, filed with the SEC on December 20, 2012.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of July 31, 2013, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2013, (1) Synopsys’ disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. (Dynetix) filed a patent infringement lawsuit against Synopsys in federal district court in the Northern District of California. The lawsuit alleges, among other things, that our VCS functional verification tool, and more specifically our VCS multicore technology, infringes Dynetix’s United States Patent No. 6,466,898, and that such infringement is willful. The lawsuit seeks, among other things, compensatory damages and a permanent injunction. Synopsys asserted patent infringement counterclaims against Dynetix based on Dynetix’s verification products.

We acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. EVE and EVE-USA, Inc. (collectively, the EVE Parties) were defendants in three existing patent infringement lawsuits filed by Mentor Graphics Corporation (Mentor). Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu series of products infringes Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu series of products infringes Mentor’s United States Patent No. 6,947,882. Both cases seek compensatory damages and a permanent injunction and have been consolidated, along with a case filed by Synopsys and the EVE Parties in September 2012 as described below, in federal district court in the District of Oregon (the Oregon Action). Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that EVE’s ZeBu series of products infringes Mentor’s Japanese Patent No. P3,588,324. This case seeks compensatory damages, a permanent injunction and destruction of inventory.

On September 27, 2012, Synopsys and the EVE Parties filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531; 5,649,176 and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products, and that Mentor is without right or authority to threaten or maintain suit against the plaintiffs on such patents. Mentor has asserted patent infringement counterclaims in this action based on the same three patents and is seeking compensatory damages and a permanent injunction. In April 2013, this action was transferred and consolidated with the Oregon Action.

In the consolidated Oregon Action, Synopsys and the EVE Parties have further asserted patent infringement counterclaims against Mentor based on Synopsys’ United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction.

On September 26, 2012, Synopsys filed two inter partes review requests with the U.S. Patent and Trademark Office (the PTO) challenging the validity of Mentor’s ‘376 and ‘882 patents. The PTO granted review of the ‘376 patent and denied review of the ‘882 patent.

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

The ongoing weakness in the global economy has adversely affected the semiconductor industry. Growth in the semiconductor industry has been relatively flat in the last two years and semiconductor companies generally remain cautious and focused on their costs, including their research and development budgets which capture spending on EDA products and services. These factors could among other things limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

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

Weakness in the global economy also adversely affected the banking and financial industry. If the global economy continues to experience uncertainty, our ability to obtain credit on favorable terms could be jeopardized. Furthermore, we rely on several large financial institutions to act as counterparties under our foreign currency forward contracts, provide credit and banking transactions and deposit services worldwide. Should any of our banking partners declare bankruptcy or otherwise default on their obligations, it could adversely affect our financial results and our business.

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

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years, including the recent acquisitions of SpringSoft, Inc. and Emulation & Verification Engineering S.A. (EVE).

We expect to make additional acquisitions in the future, but we may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets or other risks, which could harm our operating results. Acquisitions are difficult, time consuming, and pose a number of risks, including:

•	Potential negative impact on our earnings per share;
•	Failure of acquired products to achieve projected sales;
•	Problems in integrating the acquired products with our products;
•	Difficulties entering into new market segments in which we are not experienced;
•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;
•	Difficulties in retaining and integrating key employees;
•	Failure to realize expected synergies or cost savings;
•	Dilution of our current stockholders through the issuance of common stock as part of the merger consideration, a substantial reduction of our cash resources and/or the incurrence of debt;
•	Assumption of unknown liabilities, including tax and litigation, and the related expenses and diversion of resources;
•	Disruption of ongoing business operations, including diversion of management’s attention;
•	Potential negative impact on our relationships with customers, distributors and business partners; and
•	Negative impact on our earnings resulting from the application of ASC 805, Business Combinations.

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition. If we are unable to successfully integrate acquired products and technology, we may not be able to achieve anticipated revenue growth from our acquisitions. In addition, expenses associated with supporting acquired products could result in less expense synergies than anticipated. The integration process may involve significant management time and create uncertainty for employees and customers, and delays in the process could have a material adverse effect on our revenues, expenses, operating results and financial condition. Additionally, if we determine we cannot use or sell the acquired products or technology, we will be required to write down the associated intangible assets, which would negatively impact our operating results.

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

Our financial statements are also affected by fluctuations in foreign currency exchange rates. A weakening U.S. dollar relative to other currencies increases expenses of our foreign subsidiaries when they are translated into U.S. dollars in our consolidated statement of operations. Likewise, a strengthening U.S. dollar relative to other currencies, especially the Japanese Yen, reduces revenue of our foreign subsidiaries upon translation and consolidation. For example, the Japanese Yen has significantly weakened against the U.S. dollar in the past year. Our revenue from Japan has been affected by the devaluation of the Yen and may continue to decrease should the Yen further experience decline. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations.

Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.

As of July 31, 2013, we have outstanding debt of $112.5 million under our term loan facility, primarily as a result of funding our acquisition of Magma Design Automation, Inc. in February 2012. Most of our worldwide cash and cash equivalents balance is held in subsidiary accounts outside the United States—approximately 57% as of July 31, 2013. Most of our worldwide cash and cash equivalents are held by our international subsidiaries in their own accounts. Should our cash spending needs in the United States rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure and/or the market price of our common stock.

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

Our Board of Directors (Board) previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on May 25, 2011. We repurchase shares to offset dilution caused by ongoing stock issuances from existing plans for equity compensation awards or issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2013, $202.4 million remained available for further repurchases under the program.

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended July 31, 2013.

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
May 5, 2013 through June 8, 2013	—	$—	—	$237,379,496
Month #2
June 9, 2013 through July 6, 2013	969,800	$36.09	969,800	$202,379,612
Month #3
July 7, 2013 through August 3, 2013	—	$—	—	$202,379,612

Total	969,800	$36.09	969,800	$202,379,612

(1)	All months shown are Synopsys’ fiscal months.

See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: August 30, 2013	By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X