Form 10-K
period 2013-10-31
SYNOPSYS INC
filed 2013-12-20
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.8 billion. Aggregate market value excludes an aggregate of approximately 45.2 million shares of common stock held by the registrant’s executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

On December 13, 2013, 154,342,900 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, scheduled to be held on April 2, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.

ANNUAL REPORT ON FORM 10-K

Year ended October 31, 2013

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Form 10-K or Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue” and the negatives of such terms are intended to identify forward-looking statements. This Form 10-K includes, among others, forward-looking statements regarding our expectations about:

•	our business, product and platform strategies;

•	our business outlook;

•	prior and future acquisitions, including the expected benefits of completed acquisitions;

•	the impact of macroeconomic conditions on our business and our customers’ businesses;

•	demand for our products and our customers’ products;

•	customer license renewals;

•	the completion of development of our unfinished products, or further development or integration of our existing products;

•	technological trends in integrated circuit design;

•	our ability to successfully compete in the electronic design automation industry;

•	the continuation of current industry trends towards vendor and customer consolidation;

•	our license mix;

•	litigation;

•	our ability to protect our intellectual property rights;

•	our cash, cash equivalents and cash generated from operations; and

•	our future liquidity requirements.

These statements involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Such risks and uncertainties include, among others, those listed in Part I, Item 1A, Risk Factors of this Form 10-K. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.

Fiscal Year End

Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year.

Fiscal 2013 was a 52-week year ending on November 2, 2013. Fiscal 2012 and fiscal 2011 were 53-week and 52-week years, respectively, ending on November 3, 2012 and October 29, 2011, respectively. The extra week in fiscal 2012 impacted our revenue, expenses and operating results for that year.

For presentation purposes, this Form 10-K refers to October 31 as the end of our fiscal year.

PART I

Item 1. Business

Introduction

Synopsys, Inc. is a global leader in providing software, intellectual property and services used to design integrated circuits and electronic systems. For more than 25 years, we have supplied the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), commonly called chips. We also provide software and hardware used to develop the electronic systems that incorporate chips and the software that runs on those chips. Our intellectual property (IP) products are pre-designed circuits that engineers use as components of larger chip designs instead of designing those circuits themselves. To complement these product offerings, we provide technical services to support our solutions and help our customers develop chips and electronic systems.

Corporate Information

We incorporated in 1986 in North Carolina and reincorporated in Delaware in 1987. Our headquarters are located at 700 East Middlefield Road, Mountain View, California 94043, and our telephone number there is (650) 584-5000. We have approximately 81 offices worldwide.

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

Background

Recent years have seen a remarkable proliferation of consumer and wireless electronic products, particularly mobile devices. The growth of the Internet and cloud computing has provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, appliances and other consumer products is expanding the landscape of “smart” devices.

These developments depend, in large part, on chips. It is common for a single chip to combine many components (processor, communications, memory, custom logic, input/output) into a single System-on-Chip (SoC), resulting in highly complex chip designs. The most complex chips today contain more than a billion transistors, the basic building blocks for integrated circuits, each of which may have features that are less than 1/1,000th the diameter of a human hair. At such small dimensions, the wavelength of light itself can become an obstacle to production, becoming too big to create such dense features and requiring creative and complicated new approaches from designers. Designers have turned to new manufacturing techniques, such as double patterning lithography and 3D FinFET transistors, which introduce their own challenges in design and production.

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

Synopsys is at the heart of accelerating innovation in the dynamic electronics market. We provide the software tools, IP, hardware and other technologies that designers use to create chips and systems. The designer’s task is to determine how best to locate and connect the building blocks of chips, verifying that the resulting design behaves as intended and ensuring that the design can be manufactured efficiently and cost-effectively. This task is a complicated, multi-step process that is both expensive and time-consuming.

We offer a wide range of products that help designers at different steps in the overall design process, both for the design of individual integrated circuits and for the design of larger systems. Our products can increase designer productivity and efficiency by automating tasks, keeping track of large amounts of design data, adding intelligence to the design process, facilitating reuse of past designs and reducing errors. Our IP products offer proven, high-quality pre-configured circuits that are ready-to-use in a chip design, saving customers time and enabling them direct resources to projects that differentiate their products. Our global service and support engineers also provide expert technical support and design assistance to our customers.

Products and Services

Revenue from our products and services is reported in four groups: Core EDA, which includes the Galaxy™ Design Platform, the Discovery™ Verification Platform and our FPGA (Field Programmable Gate Array) design products; IP and System-Level Solutions; Manufacturing Solutions; and Professional Services.

Core EDA Solutions

The process of designing integrated circuits contains many complex steps: architecture definition, RTL (register transfer level) design, functional/RTL verification, logic design or synthesis, gate-level verification, floorplanning, and place and route, to name just a few. Designers use our Core EDA products to automate the integrated circuit design process and to reduce errors. We offer a large number of Core EDA products intended to address the process comprehensively. Our Core EDA products generally fall into the following suites: the Galaxy Design Platform, which includes tools to design an integrated circuit, the Discovery Verification Platform, which includes tools to verify that an integrated circuit behaves as intended, and FPGA design products.

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

The principal products included in the Galaxy Design Platform are our IC Compiler™ physical design solution, Design Compiler® logic synthesis product, Galaxy Custom Designer® physical design solution for analog/mixed-signal designs, PrimeTime® timing analysis products, StarRC™ product for extraction, and IC Validator tool for physical verification.

Discovery Verification Platform

Our Discovery Verification Platform is a comprehensive, integrated portfolio of functional, analog/mixed-signal, formal and low-power verification products. The platform includes design-for-verification methodologies and provides a consistent control environment to help significantly improve the speed, breadth and accuracy of our customers’ functional and mixed-signal verification efforts. The Discovery Verification Platform’s components support industry standards and are tightly coupled together through direct kernel integration for highest throughput mixed-signal simulation.

The principal products included in the Discovery Verification Platform are our VCS® comprehensive RTL verification solution, CustomSim™ FastSPICE and FineSim® SPICE/FastSPICE circuit simulation and analysis products, HSPICE® circuit simulator, CustomExplorer™ Ultra mixed-signal regression and analysis environment, Verdi® debug solution and Formality® formal verification sign-off solution. We also offer ZeBu® emulation systems that use high-performance, high-bandwidth hardware to emulate SoC designs so that designers can co-verify and debug the behavior of the SoC, and software running on the SoC, prior to its production.

FPGA Design Products

FPGAs are complex chips that can be customized or programmed to perform a specific function after they are manufactured. For FPGA design, we offer Synplify® Pro and Premier implementation and Identify® debug software tools.

IP and System-Level Solutions

IP Products

As more functionality converges into a single device or even a single chip, and chip designs grow more complex, the number of third-party IP blocks incorporated into designs is rapidly increasing. Synopsys is a leading provider of high-quality, silicon-proven IP solutions for SoCs. Our broad DesignWare® IP portfolio includes:

•	high quality solutions for widely used interfaces such as USB, PCI Express, DDR, Ethernet, SATA and HDMI,

•	analog IP for analog-to-digital data conversion, audio, and video,

•	SoC infrastructure IP including datapath IP, AMBA interconnect fabric and peripherals, and verification IP,

•	logic libraries and embedded memories, including SRAMs and non-volatile memory,

•	configurable processor cores for embedded and deeply embedded designs, and

•	IP subsystems for audio and sensor functionality that combine IP blocks and software into an integrated, pre-verified solution.

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

Escalating software content and complexity in today’s electronic devices are driving the adoption of new tools and methods to accelerate software development and ease hardware-software integration and system validation. Our system-level portfolio includes prototyping technologies that improve the productivity of both hardware and software development teams. Our Virtualizer™ tool and broad portfolio of transaction-level models enable the creation of virtual prototypes, fully functional software models of complete systems that enable engineers to start software development up to twelve months earlier than traditional methods. Our HAPS® FPGA-based prototyping systems integrate high performance hardware and software tools with real-world interfaces to enable faster hardware-software integration and full system validation. Our hybrid prototyping solution combines both approaches to prototyping, integrating Virtualizer virtual prototyping with HAPS FPGA-based prototyping.

Synopsys also provides a series of tools used in the design of optical systems and photonic devices. Our CODE V® solution enables engineers to model, analyze and optimize designs for optical imaging and communication systems. Our LightTools® design and analysis software allows designers to simulate and improve the performance of a broad range of illumination systems, from vehicle lighting to projector systems.

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

Our Manufacturing Solutions include Sentaurus™ Technology-CAD (TCAD) device and process simulation products, Proteus optical proximity correction (OPC) and lithography rule check (LRC) products, CATS® mask data preparation product, and Yield Explorer® and Odyssey Yield Management solutions.

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

Synopsys’ products support more than 35 standards, including the most commonly used hardware description languages: SystemVerilog, Verilog, VHDL, and SystemC. Our products utilize numerous industry standard data formats, application programming interfaces, and databases for the exchange of design data among our tools, other EDA vendors’ products, and applications that customers develop internally. We also comply with a wide range of industry standards within our IP product family to ensure usability and interconnectivity.

Sales, Distribution and Backlog

Our customers are primarily semiconductor and electronics systems companies. We market our products and services principally through direct sales in the United States and principal foreign markets. We typically distribute our software products and documentation to customers electronically, but provide physical media (i.e., DVD-ROMs) when requested by the customer.

We maintain sales/support centers throughout the United States. Outside the United States, we maintain sales, support or service offices in Canada, multiple countries in Europe, Israel, Japan, China, Korea, Taiwan and other countries in Asia. Our foreign headquarters for financial and tax purposes are located in Dublin, Ireland. Our offices are further described under Part I, Item 2, Properties.

In fiscal 2013, 2012 and 2011, an aggregate of 52%, 52% and 54%, respectively, of Synopsys’ total revenue was derived from sales outside of the U.S. Geographic revenue, which is based on customer server site location, is shown below as a percentage of total revenue for the last three fiscal years:

Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data. Risks related to our foreign operations are described in Part I, Item 1A, Risk Factors.

Our backlog was approximately $3.1 billion on October 31, 2013, representing a 15% increase from backlog of $2.7 billion on October 31, 2012, which resulted primarily from the renewal of large multi-year contracts in fiscal 2013. Backlog represents committed orders that are expected to be recognized as revenue over the following three years. We currently expect that $1.5 billion of our backlog will be recognized after fiscal 2014. Backlog may not be a reliable predictor of our future sales as business conditions may change and technologies may evolve, and customers may seek to renegotiate their arrangements or may default on their payment obligations. For this and other reasons, we may not be able to recognize expected revenue from backlog when anticipated.

Revenue attributable to each of our four platforms established for management reporting purposes is shown below as a percentage of total revenue for the last three fiscal years:

Revenue by Platform

Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for 11.3%, 10.5% and 10.6% of our total revenue in fiscal 2013, 2012 and 2011, respectively.

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

Our research and development expenses were $669.2 million, $581.6 million and $491.9 million in fiscal 2013, 2012 and 2011, respectively. Our capitalized software development costs were approximately $3.6 million, $3.3 million and $2.9 million in fiscal 2013, 2012 and 2011, respectively.

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

Proprietary Rights

Synopsys primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect its proprietary rights. We have a diversified portfolio of more than 2,000 United States and foreign patents issued, and we will continue to pursue additional patents in the future. Our issued patents have expiration dates through 2032. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We are not significantly dependent upon any single patent, copyright, trademark or license with respect to our proprietary rights.

In many cases, under our customer agreements and other license agreements, we offer to indemnify our customers if the licensed products infringe on a third party’s intellectual property rights. As a result, we may from time to time need to defend claims that our customers’ use of our products infringes on these third-party rights.

Employees

As of October 31, 2013, Synopsys had 8,573 employees, of which 3,420 were based in the United States.

Executive Officers of the Registrant

The executive officers of Synopsys and their ages as of December 19, 2013 were:

Name	Age	Position
Aart J. de Geus	59	Co-Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	64	Co-Chief Executive Officer and President
Brian M. Beattie	60	Chief Financial Officer
Joseph W. Logan	54	Executive Vice President, Worldwide Sales and Corporate Marketing
Brian E. Cabrera	48	General Counsel

Aart J. de Geus co-founded Synopsys and has served as Chairman of our Board of Directors since February 1998 and Chief Executive Officer since January 1994. He has served as Co-Chief Executive Officer with Dr. Chi-Foon Chan since May 2012. Since the inception of Synopsys in December 1986, Dr. de Geus has held a variety of positions, including President, Senior Vice President of Engineering and Senior Vice President of Marketing. He has served as a member of Synopsys’ Board of Directors since 1986, and served as Chairman of our Board from 1986 to 1992 and again from 1998 until present. Dr. de Geus has also served on the board of directors of Applied Materials, Inc. since July 2007. Dr. de Geus holds an M.S.E.E. from the Swiss Federal Institute of Technology in Lausanne, Switzerland and a Ph.D. in Electrical Engineering from Southern Methodist University.

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

Joseph W. Logan was promoted to Executive Vice President of Worldwide Sales and Corporate Marketing in December 2013. Prior to his promotion, Mr. Logan served as our Senior Vice President of Worldwide Sales since September 2006, assuming responsibility for our Corporate Marketing organization in August 2013. He was previously head of sales for Synopsys’ North America East region from September 2001 to September 2006. Prior to Synopsys, Mr. Logan was head of North American Sales and Support at Avant! Corporation. Mr. Logan holds a B.S.E.E. from the University of Massachusetts, Amherst.

Brian E. Cabrera has served as our General Counsel since June 2006. From August 1999 to June 2006, he held various positions with Callidus Software, most recently as Senior Vice President, General Counsel and Secretary and prior to 2004 as General Counsel and Vice President of Operations and Human Resources. Prior to Callidus, Mr. Cabrera held senior legal positions at PeopleSoft, Netscape Communications, and Silicon Graphics. Mr. Cabrera holds a Bachelor of Arts in Political Science and Philosophy and a Masters in Public Administration from the University of Southern California, as well as a Juris Doctorate from the University of Southern California Law School.

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

While the global economy is improving, there are still uncertainties surrounding the strength of the recovery. Weakness in the global economy has adversely affected consumer confidence and the growth of the semiconductor industry in recent years, causing semiconductor companies to behave cautiously and focus on their costs, including their research and development budgets, which capture spending on EDA products and services. For example, uncertainty caused by the global recession caused some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Continuing caution by semiconductor companies could among other things limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn adversely affect our business, operating results and financial condition.

The global recession also impacted the banking and financial services industry, resulting in the downgrade of the credit ratings of many banks, including banks we rely on for foreign currency forward contracts, credit and banking transactions and deposit services worldwide. While recent legislation is designed to strengthen the banking industry, should any of our banking partners default on their obligations, it could adversely affect our financial results and our business.

We cannot predict when widespread global economic confidence will be restored. Events such as the timing and execution of the tapering of asset purchases by the U.S. Federal Reserve may continue to drive stock market and interest rate volatility, consumer confidence and product demand. Accordingly, our future business and financial results are subject to uncertainty, and our stock price is at risk of volatile change. If economic conditions deteriorate in the future, or, in particular, if the semiconductor industry does not grow, our future revenues and financial results could be adversely affected. Conversely, in the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model.

The growth of our business depends on the semiconductor and electronics industries.

The growth of the EDA industry as a whole, and our business in particular, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of SoCs and ICs, and customers’ concerns about managing costs, have previously led and in the future could lead to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process or opting for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls. Additionally, as the EDA industry matures, consolidation may result in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.

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

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions in the future, but we may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets or other risks, which could harm our operating results. Acquisitions are difficult, time-consuming, and pose a number of risks, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Difficulties entering into new market segments in which we are not experienced;

•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	Difficulties in retaining and integrating key employees;

•	Substantial reductions of our cash resources and/or the incurrence of debt;

•	Failure to realize expected synergies or cost savings;

•	Dilution of our current stockholders through the issuance of common stock as part of the merger consideration;

•	Assumption of unknown liabilities, including tax and litigation, and the related expenses and diversion of resources;

•	Disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process;

•	Potential negative impact on our relationships with customers, distributors and business partners; and

•	Negative impact on our earnings resulting from the application of ASC 805, Business Combinations.

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

We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Accounting standard changes could have a significant impact on our revenues and expenses, may require costly changes to our operational processes, and could cause unexpected financial reporting fluctuations.

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

•

The levels of our hardware revenues, which are recognized upfront and are primarily dependent upon our ability to provide the latest technology and meet customer requirements, and which can therefore increase variability in our recognized revenue; such variability in turn may impact our levels of excess and obsolete inventory expenses;

•	Our ability to implement effective cost control measures;

•	Delay of one or more orders for a particular period, particularly orders generating upfront license revenue;

•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;

•	Changes in or challenges to our revenue recognition model;

•	Customer contract amendments or renewals that provide discounts or defer revenue to later periods;

•	Expenses related to our acquisition and integration of businesses and technology;

•	Changes to our effective tax rate;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products; and

•	General economic and political conditions that affect the semiconductor and electronics industries.

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

We compete principally on the basis of technology, product quality and features (including ease-of-use), license or usage terms, post-contract customer support, interoperability among products, and price and payment terms. Specifically, we believe the following competitive factors affect our success:

•

Our ability to anticipate and lead critical development cycles and technological shifts, innovate rapidly and efficiently, improve our existing products, and successfully develop or acquire new products;

•	Our ability to offer products that provide both a high level of integration into a comprehensive platform and a high level of individual product performance;

•

Our ability to enhance the value of our offerings through more favorable terms such as expanded license usage, future purchase rights, price discounts and other unique rights, such as multiple tool copies, post-contract customer support, “re-mix” rights that allow customers to exchange the software they initially licensed for other Synopsys products, and the ability to purchase pools of technology; and

•	Our ability to compete on the basis of payment terms.

If we fail to successfully manage these competitive factors, fail to successfully balance the conflicting demands for innovative technology and lower overall costs, or fail to address new competitive forces, our business and financial condition will be adversely affected.

If we fail to protect our proprietary technology, our business will be harmed.

Our success depends in part upon protecting our proprietary technology. Our efforts to protect our technology may be costly and unsuccessful. We rely on agreements with customers, employees and others and on intellectual property laws worldwide to protect our proprietary technology. These agreements may be breached, and we may not have adequate remedies for any breach. Additionally, despite our measures to prevent piracy, other parties may attempt to illegally copy or use our products, which could result in lost revenue. Some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Our trade secrets may also be stolen, otherwise become known, or be independently developed by competitors.

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

Unfavorable tax law changes, changes in our forecasted or actual geographical earnings mix, or an unfavorable government review of our tax returns could adversely affect our effective tax rate and our operating results.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings for certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. A number of proposals for broad reform of the corporate tax system in the U.S. are under evaluation by various legislative and administrative bodies, but it is not possible to determine accurately the overall impact of such proposals on our effective tax rate at this time.

We have operations in the U.S. and in multiple foreign jurisdictions with a wide range of statutory tax rates. Therefore, any changes in our geographical earnings mix in various tax jurisdictions, including those resulting from transfer pricing adjustments, could materially impact our effective tax rate. Furthermore, we maintain significant deferred tax assets related to federal research credits and foreign tax credits and certain state tax credits. Our ability to use these credits is dependent upon having sufficient future taxable income, including foreign source income in the U.S., as well as sufficient taxable income in certain states. Changes in our forecasts of future income could result in an adjustment to the deferred tax asset and a related charge to earnings that could materially affect our financial results.

The computation of our annual effective tax rate is complex as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. GAAP. Income tax expense (benefit) for interim quarters is based on a forecast of our worldwide effective tax rate. This forecast includes forward looking financial projections by jurisdiction as well as a number of other estimates and assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. For these reasons, our worldwide effective tax rate may be materially different than our forecast and fluctuate throughout the year.

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

We devote substantial resources to research and development. New competitors, technological advances in the semiconductor industry or by competitors, our acquisitions, our entry into new markets, or other competitive factors may require us to invest significantly greater resources than we anticipate. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue which could negatively impact our financial results. Finally, there can be no guarantee that our research and development investments will result in products that create significant, or even any, revenue.

The global nature of our operations exposes us to increased risks and compliance obligations that may adversely affect our business.

We derive more than half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. In addition, we have expanded our non-U.S. operations significantly in the past several years. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:

•	Ineffective legal protection of intellectual property rights;

•	International economic and political conditions, such as political tensions between countries in which we do business;

•	Difficulties in adapting to cultural differences in the conduct of business;

•	Financial risks such as longer payment cycles and difficulty in collecting accounts receivable;

•	Inadequate local infrastructure that could result in business disruptions;

•	Government trade restrictions, including tariffs or other trade barriers;

•	Additional taxes and penalties; and

•	Other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases.

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

Our financial statements are also affected by fluctuations in foreign currency exchange rates. A weakening U.S. dollar relative to other currencies increases expenses of our foreign subsidiaries when they are translated into U.S. dollars in our consolidated statement of operations. Likewise, a strengthening U.S. dollar relative to other currencies, especially the Japanese Yen, reduces revenue of our foreign subsidiaries upon translation and consolidation. Our revenue from Japan has been affected by the devaluation of the Yen in the past year and may continue to fluctuate should the Yen experience significant further volatility. Exchange rates are subject to significant and rapid fluctuations, and therefore we cannot predict the prospective impact of exchange rate fluctuations. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations.

Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.

More than half of our worldwide cash and cash equivalents balance is held by our international subsidiaries in their own accounts outside the United States—approximately 54% as of October 31, 2013. At present, such foreign funds are considered to be indefinitely reinvested abroad to the extent they derive from indefinitely reinvested foreign earnings. We have a credit agreement with several lenders providing for a $150 million term loan facility and a $350 million revolving credit facility, and as of October 31, 2013, we had outstanding debt of $105.0 million under our term loan facility, and no outstanding balance under our revolving credit facility. Should our cash spending needs in the U.S. rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure and the market price of our common stock.

From time to time we are subject to claims that our products infringe on third-party intellectual property rights.

We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. For example, in December 2011, a patent infringement lawsuit was filed against us by Dynetix Design Solutions, Inc., which seeks, among other things, compensatory damages and a permanent injunction. We may also acquire companies that are party to existing infringement claims. For example, EVE, a company we acquired in October 2012, is a party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. Further information regarding the Dynetix and EVE lawsuits is contained in Part I, Item 3, Legal Proceedings. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

Product errors or defects could expose us to liability and harm our reputation and we could lose market share.

Software products frequently contain errors or defects, especially when first introduced, when new versions are released or when integrated with technologies developed by acquired companies. Product errors could affect the performance or interoperability of our products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance or perception of our products. In addition, allegations of manufacturability issues resulting from use of our IP products could, even if untrue, adversely affect our reputation and our customers’ willingness to license IP products from us. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose customers, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business and operating results.

We may be subject to litigation proceedings that could harm our business.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, employment, competition, and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and results of operations could be materially harmed. Further information regarding material pending lawsuits, other than ordinary routine litigation incidental to our business, is contained in Part I, Item 3, Legal Proceedings.

If we fail to timely recruit and retain senior management and key employees, our business may be harmed.

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

We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. We face pressure to limit the use of such equity-based compensation due to its dilutive effect on stockholders. In addition, we are required under GAAP to recognize compensation expense in our results of operations for employee share-based equity compensation under our equity grants and our employee stock purchase plan, which has increased the pressure to limit equity-based compensation. These factors may make it more difficult for us to grant attractive equity-based packages in the future, which could adversely impact and limit our ability to attract and retain key employees.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NASDAQ Stock Market, and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

There are inherent limitations on the effectiveness of our controls and compliance programs.

Regardless of how well designed and operated it is, a control system can provide only reasonable assurance that its objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Moreover, although we have implemented compliance programs and compliance training for employees, such measures may not prevent our employees, contractors or agents from breaching or circumventing our policies or violating applicable laws and regulations. Failure of our control systems and compliance programs to prevent error, fraud or violations of law could have a material adverse impact on our business.

Our investment portfolio may be impaired by the deterioration of capital markets.

Our cash equivalent portfolio currently consists of tax-exempt money market mutual funds, taxable money market mutual funds and bank deposits. In general, our investment portfolio may carry both interest rate risk and credit risk. We may hold fixed rate debt securities that can have their market value adversely impacted due to a credit downgrade or a rise in interest rates, or floating rate securities that may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of current adverse financial market conditions, capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired. Further, while the U.S. government has raised the federal “debt ceiling” to allow it to borrow funds through February 7, 2014, if the debt ceiling is not raised beyond that date, the U.S. government may default, which could impact the liquidity of our investment funds.

Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of investments held by us is judged to be other-than-temporary.

Security breaches could compromise sensitive information belonging to us or our customers and could harm our business and reputation.

We store sensitive data, including intellectual property, our proprietary business information and that of our customers, and confidential employee information, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets, the recognition of revenue and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee-related liabilities, including commissions and variable compensation, and in determining the accruals for uncertain tax positions, allowances for doubtful accounts, and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

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

We currently lease 22 other offices throughout the United States, and own 2 office buildings in Oregon, one of which is leased to a tenant. These offices are used primarily for sales and support activities.

International Facilities

We lease additional space for sales, service and research and development activities in approximately 27 countries throughout the world, including 25,000 square feet in Dublin, Ireland for our international headquarters, as well as significant sites in Yerevan, Armenia, Bangalore, India and Shanghai, China. In addition we own two buildings in Hsinchu, Taiwan with approximately 211,000 square feet of combined space.

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

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. (Dynetix) filed a patent infringement lawsuit against Synopsys in federal district court in the Northern District of California, alleging, among other things, that our VCS functional verification tool, and more specifically our VCS multicore technology, infringed Dynetix’s United States Patent No. 6,466,898. The lawsuit seeks, among other things, compensatory damages and a permanent injunction. Synopsys asserted declaratory relief counterclaims and patent infringement counterclaims against Dynetix. As a result of certain pre-trial rulings in Synopsys’ favor, the parties stipulated to entry of judgment in Synopsys’ favor on Dynetix’s patent infringement claim and on Synopsys’ counterclaim for a declaration of non-infringement. The court entered the stipulated judgment on September 16, 2013. Dynetix has appealed from the judgment.

We acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) were defendants in three patent infringement lawsuits filed by Mentor Graphics Corporation (Mentor). Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringe Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringe Mentor’s United States Patent No. 6,947,882. Both cases seek compensatory damages and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that EVE’s ZeBu series of products infringes Mentor’s Japanese Patent No. P3,588,324. This case seeks compensatory damages, a permanent injunction and destruction of inventory.

On September 27, 2012, Synopsys and the EVE Parties filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531; 5,649,176 and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products, and that Mentor is without right or authority to threaten or maintain suit against the plaintiffs on such patents. Mentor has asserted patent infringement counterclaims in this action based on the same three patents and is seeking compensatory damages and a permanent injunction. In April 2013, this action was transferred to the federal district court in Oregon and consolidated with the two Mentor lawsuits in that district (the Oregon Action).

In the Oregon Action, Synopsys and the EVE Parties have further asserted patent infringement counterclaims against Mentor based on Synopsys’ United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction.

On September 26, 2012, Synopsys filed two inter partes review requests with the U.S. Patent and Trademark Office (the PTO) challenging the validity of Mentor’s ‘376 and ‘882 patents. The PTO granted review of the ‘376 patent and denied review of the ‘882 patent.

On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420. This case seeks compensatory damages and a permanent injunction.

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

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2013:
High	$33.92	$35.88	$38.03	$38.40
Low	$31.27	$33.72	$35.12	$35.52
2012:
High	$29.63	$31.04	$31.07	$34.10
Low	$26.10	$29.06	$27.49	$30.29

As of October 31, 2013, we had 368 stockholders of record. To date, we have paid no cash dividends on our capital stock and have no current intention to do so. Our credit facility contains financial covenants requiring us to maintain certain specified levels of cash and cash equivalents. Such provisions could have the effect of preventing us from paying dividends in the future. See Note 5 of Notes to Consolidated Financial Statements for further information regarding our credit facility.

Performance graph

The following graph compares the 5-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the NASDAQ Composite Index. The graph assumes that $100 was invested in Synopsys common stock on October 31, 2008 (the last trading day before the beginning of our fifth preceding fiscal year) and in each of the indexes on October 31, 2008 (the closest month end) and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

Stock Repurchase Program

Our Board of Directors (Board) approved a stock repurchase program in 2002 pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. We repurchase shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2013, $127.4 million remained available for further repurchases under the program. Our Board replenished the stock repurchase program up to $500.0 million on December 3, 2013.

The table below sets forth information regarding our repurchases of our common stock during the three months ended October 31, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
August 4, 2013 through September 7, 2013	616,320	$36.6594	616,320	$179,785,692
Month #2
September 8, 2013 through October 5, 2013	1,406,965	$37.2601	1,406,965	$127,362,049
Month #3
October 6, 2013 through November 2, 2013	—	—	—	$127,362,049

Total	2,023,285	$37.0771	2,023,285	$127,362,049

See Note 9 of Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6. Selected Financial Data

	Fiscal Year Ended October 31,(1)(2)
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenue	$1,962,214	$1,756,017	$1,535,643	$1,380,661	$1,360,045
Income before provisions for income taxes	275,666	201,135	219,113	198,658	233,070
(Benefit) provision for income taxes(3)	27,866	18,733	(2,251)	(38,405)	65,389
Net income	247,800	182,402	221,364	237,063	167,681
Net income per share:
Basic	1.62	1.24	1.51	1.60	1.17
Diluted	1.58	1.21	1.47	1.56	1.15
Working capital	225,058	(111,983)	327,735	325,987	649,207
Total assets	4,358,935	4,147,656	3,368,844	3,286,541	2,938,854
Stockholders’ equity	2,788,277	2,543,971	2,101,300	2,100,182	1,844,166

(1)	Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2013 was a 52-week year and ended on November 2, 2013. Fiscal 2012 was a 53-week year. Fiscal 2011, 2010, and 2009 were 52-week years.
(2)	Includes results of operations from business combinations from the date of acquisition. See Note 3 of Notes to Consolidated Financial Statements.
(3)	Includes $1.1 million, $36.9 million, $32.8 million, and $94.3 million tax benefits from tax settlements received in fiscal years 2013, 2012, 2011, and 2010, respectively. See Note 11 of Notes to Consolidated Financial Statements.

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

Business Summary

Synopsys is a global leader in providing software, intellectual property and services used to design integrated circuits and electronic systems. We supply the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. We also supply software and hardware used to develop the systems that incorporate integrated circuits and the software that runs on those integrated circuits. Our intellectual property (IP) products are pre-designed circuits that engineers use as components of larger chip designs rather than redesigning those circuits themselves. To complement these product offerings, we provide technical services to support our solutions and we help our customers develop chips and electronic systems.

Our customers are generally semiconductor and electronics systems companies. Our solutions help them overcome the challenge of developing increasingly advanced electronics products while reducing their design and manufacturing costs. While our products are an important part of our customers’ development process, our customers’ research and development budget and spending decisions may be affected by their business outlook and their willingness to invest in new and increasingly complex chip designs.

Despite global economic uncertainty, we have maintained profitability and positive cash flow on an annual basis in recent years. We achieved these results not only because of our solid execution, leading technology and strong customer relationships, but also because of our time-based revenue business model. Under this model, a substantial majority of our customers pay for their licenses over time and we typically recognize this revenue over the life of the contract, which averages approximately three years. Time-based revenue, which consists of time-based license, maintenance and service revenue, generally represents approximately 90% of our total revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. Due to our business model, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.

The global economy continues to exhibit some uncertainty, with 2013 being characterized by gradual, and uneven, economic recovery. Nonetheless, our business outlook remains strong based on continued demand for our products, our business model, strong financials, diligent expense management, and acquisition strategy. In addition, consumer demand for electronics has been solid, particularly the demand for mobile devices. Through our recent acquisitions, we have enhanced our technology and expanded our product portfolio and our total addressable market, especially in IP and system-level solutions, which we believe will help drive revenue growth. We believe that the combination of our solid financials, leading technology and strong customer relationships will help us to continue to successfully execute our strategies.

Fiscal Year End

Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year.

Fiscal 2013 was a 52-week year ending on November 2, 2013. Fiscal 2012 and fiscal 2011 were 53-week and 52-week years, respectively, ending on November 3, 2012 and October 29, 2011, respectively. The extra week in fiscal 2012 resulted in approximately $26 million of additional revenue, related primarily to time-based licenses, and approximately $16 million of additional expenses.

For presentation purposes, this Form 10-K refers to October 31 as the end of our fiscal year.

Fiscal 2013 Financial Performance Summary

In fiscal 2013, we experienced overall growth in our business, including from our acquisitions, which was reflected in a 36% increase in our net income compared to last year. Compared to fiscal 2012:

•	Total revenue increased by 12% primarily due to our overall growth and prior-year acquisitions. We continued to derive more than 90% of our revenue from time-based revenue.

•

Total operating expense and cost of revenues increased by 10% primarily due to employee-related costs as a result of higher headcount, principally from our prior-year acquisitions; higher amortization and depreciation expenses; and product costs.

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

Revenue Recognition

Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional services fees. Hardware revenue consists of FPGA-based emulation and prototyping products.

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

We also enter into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, for example, royalty arrangements. We refer to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the applicable event occurs. Such revenue is reported as “time-based license revenue” in the consolidated statements of operations. These arrangements are not material to our total revenue.

We recognize revenue from sales of hardware and perpetual licenses to IP and system-level products in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these sales is reported as “upfront license revenue” in the consolidated statements of operations and is not material to our total revenue.

We infrequently enter into multiple-element arrangements that contain both software and non-software deliverables such as hardware. We have determined that the software and non-software deliverables in our contracts are separate units of accounting. We recognize revenue for the separate units of accounting when all revenue recognition criteria are met. Revenue allocated to hardware units of accounting is recognized upon shipment when all other revenue recognition criteria are met. Revenue allocated to software units of accounting is recognized depending on the software license type (TSL, term license or perpetual license). Such arrangements have not had a material effect on our consolidated financial statements and are not expected to have a material effect in future periods.

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

We determine the fair value of each element in multiple element software arrangements that only contain software and software related deliverables based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately. We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, recognize revenue from maintenance ratably over the maintenance term, and recognize revenue from professional services as services are performed and accepted by the customer. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.

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

Valuation of Intangible Assets

We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer-relationships, trademarks and trade names, covenants not to compete, capitalized software development, and in-process research and development. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2013, 2012 or 2011.

Income Taxes

Our tax provisions are calculated using estimates in accordance with ASC 740, Income Taxes. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved.

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse, and for tax loss and credit carryovers. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $307.2 million that are recorded on our balance sheet as of October 31, 2013 will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.

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

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The average license term of the TSLs and term licenses we entered into in fiscal 2013, 2012, and 2011 was 3.6 years, 2.7 years and 2.8 years, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.

Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year). Revenue on professional services orders is generally recognized after services are performed and accepted by the customer.

Our revenue in any period is equal to the sum of our time-based license, upfront license, maintenance and professional services for the period. We derive time-based license revenue largely from TSL orders received and delivered in prior quarters and to a smaller extent due to contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront license revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the period. We derive maintenance revenue largely from maintenance orders received in prior periods since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue primarily from orders received in prior quarters, since we recognize revenue from professional services as those services are delivered and accepted or on percentage of completion for arrangements requiring significant modification of our software, and not when they are booked. Our license revenue is sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL delivered on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the twelve succeeding quarters. Conversely, a $120,000 order for perpetual and term licenses with greater than 75% of the license fee due within one year from shipment typically generates $120,000 in revenue in the quarter the product is delivered, but no future revenue. Additionally, revenue in a particular quarter may also be impacted by perpetual and term licenses in which less than 75% of the license fees and 100% of the maintenance fees are payable within one year from shipment as the related revenue will be recognized as revenue in the period when customer payments become due and payable.

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

Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2013	2012	2011	2012 to 2013		2011 to 2012
(dollars in millions)
$1,962.2	$1,756.0	$1,535.6	$206.2	12%	$220.4	14%

The overall growth of our business has been the primary driver of the increase in our revenue. Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals.

The sequential increase in total revenue from fiscal 2011 through fiscal 2013 was due to our organic growth and revenues from acquired companies. The increases were primarily in time-based license revenue. Fiscal 2012 had approximately $26 million of additional revenue due to the additional week in that fiscal year.

Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
	$1,599.5	$1,449.3	$1,260.3	$150.2	10%	$189.0	15%
Percentage of total revenue	82%	83%	82%

The increase in time-based license revenue for fiscal 2013 compared to fiscal 2012 was primarily attributable to increases in TSL license revenue from arrangements booked in prior periods, including those from acquisitions in fiscal 2012 and particularly in the fourth quarter of fiscal 2012, and to a lesser extent, due to other time-based arrangements. The increase was partially offset by the impact of the additional week in fiscal 2012.

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

Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
	$132.0	$105.1	$90.5	$26.9	26%	$14.6	16%
Percentage of total revenue	7%	6%	6%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.

The increase in upfront license revenue for fiscal 2013 compared to fiscal 2012 was primarily attributable to the increase in sales of our hardware products and perpetual licenses to IP and system-level products, including those derived from our acquisitions in the fourth quarter of fiscal 2012.

The increase in upfront license revenue for fiscal 2012 compared to fiscal 2011 was primarily attributable to the increase in sales of our hardware products and perpetual licenses to IP and system-level products.

As our sales of hardware and perpetual licenses to IP and system-level products continue to grow, we expect upfront license revenue to increase as a percentage of total revenue, but remain consistent with our business model in which approximately 90% of our total revenue consists of time-based revenue.

Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
Maintenance revenue	$79.2	$74.6	$77.6	$4.6	6%	$(3.0)	(4)%
Professional service and other revenue	151.5	127.0	107.2	24.5	19%	19.8	18%

Total	$230.7	$201.6	$184.8	$29.1	14%	$16.8	9%

Percentage of total revenue	12%	11%	12%

Changes in maintenance revenue are generally attributable to the timing of renewals and the type of contracts renewed with the associated maintenance. Maintenance revenue was relatively flat during fiscal 2013, 2012 and 2011.

The sequential increase in professional services and other revenue from fiscal 2011 through fiscal 2013 was primarily due to an increase in IP consulting services.

Cost of Revenue and Operating Expenses

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
Cost of revenue	$453.6	$392.7	$340.5	$60.8	15%	$52.2	15%
Operating expenses	1,262.2	1,173.3	982.4	88.9	8%	190.9	19%

Total	$1,715.8	$1,566.0	$1,322.9	$149.7	10%	$243.1	18%

Total expenses as a percentage of total revenue	87%	89%	86%

Our expenses are generally impacted by changes in personnel-related costs including salaries, benefits, stock compensation and variable compensation, changes in amortization and changes in selling and marketing expenses. The increase in our expenses compared to prior fiscal years was primarily due to an increase in personnel-related costs, driven by increased headcount from our acquisitions and related fixed charges including facilities, amortization of intangible assets, and depreciation. The increases in our expenses were partially offset by the extra week of expenses in fiscal 2012 of $16 million. We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and expenses included in the allocation pool. Consequently, fluctuations in these drivers impact the amounts allocated to each functional area.

Foreign currency fluctuations, net of hedging, did not have a significant impact on expenses during fiscal 2013 as compared to fiscal 2012, or fiscal 2012 as compared to fiscal 2011. See Note 5 of Notes to Consolidated Financial Statements for details on our foreign exchange hedging programs.

Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
Cost of license revenue	$268.9	$232.8	$205.5	$36.1	16%	$27.3	13%
Cost of maintenance and service revenue	80.4	78.6	80.2	1.8	2%	(1.6)	(2)%
Amortization of intangible assets	104.3	81.3	54.8	23.0	28%	26.5	48%

Total	$453.6	$392.7	$340.5	$60.9	16%	$52.2	15%

Percentage of total revenue	23%	22%	22%

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

Amortization of intangible assets. Amortization of intangible assets, which is recorded to cost of revenue and operating expenses, includes the amortization of certain contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, and covenants not to compete related to acquisitions.

Cost of revenue increased by $60.9 million or 16% in fiscal 2013 compared to fiscal 2012 due to increases of $23.0 million in amortization of intangible assets and $17.7 million in personnel-related costs, primarily as a result of acquisitions in fiscal 2012, particularly in the fourth quarter of fiscal 2012, and $25.9 million in product costs primarily due to product sales. The increase in cost of revenue was partially offset by an additional week of expenses of approximately $2.2 million in fiscal 2012 and a $1.3 million reduction in acquisition-related costs compared to fiscal 2012.

Cost of revenue increased by $52.2 million or 15% in fiscal 2012 compared to fiscal 2011. The increase was primarily due to increases of $26.5 million in amortization of intangible assets, $19.0 million in personnel-related costs as a result of fiscal 2012 acquisitions and the impact of one extra week of costs of approximately $2.2 million in fiscal 2012.

Operating Expenses

Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
	$669.2	$581.6	$491.9	$87.6	15%	$89.7	18%
Percentage of total revenue	34%	33%	32%

The increase in research and development expense in fiscal 2013 compared to fiscal 2012 was primarily due to increases of $76.1 million in personnel-related costs and $11.0 million in functionally allocated expenses, as a result of headcount increases primarily from our acquisitions in fiscal 2012, particularly in the fourth quarter of fiscal 2012, and $8.6 million in consulting costs. The increase in research and development expenses was partially offset by an additional week of expenses of approximately $7.5 million in fiscal 2012 and a $6.3 million reduction in acquisition-related costs compared to fiscal 2012.

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

Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
	$426.0	$415.6	$363.1	$10.4	3%	$52.5	14%
Percentage of total revenue	22%	24%	24%

Changes in commissions and other variable compensation are generally attributable to the volume of contracts and timing of shipments based on contract requirements.

The increase in sales and marketing expense for fiscal 2013 compared with fiscal 2012 was due to increases in personnel-related costs of $15.9 million primarily driven by headcount increases, $2.0 million in marketing activities, and $1.4 million in maintenance. The increase in sales and marketing expenses was partially offset by an additional week of expenses of approximately $4.9 million in fiscal 2012 and a $5.2 million reduction in acquisition-related costs compared to fiscal 2012.

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

General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
	$143.8	$157.5	$112.8	($13.7)	(9)%	$44.7	40%
Percentage of total revenue	7%	9%	7%

The decrease in general and administrative expenses was due to a decrease in acquisition-related costs of $25.4 million compared to fiscal 2012 and higher allocation of $7.7 million in expenses to other functions (cost of revenue, research and development, and sales and marketing) in fiscal 2013 as headcount growth in those functions, primarily driven by acquisitions, resulted in an increase in the pool of expenses to be allocated. The decrease in general and administrative expense was partially offset by increases of $15.2 million in professional service costs, $5.4 million in facilities and depreciation expenses, primarily due to our acquisitions, and $2.2 million in personnel-related costs as a result of headcount increases primarily from our acquisitions.

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

Upon completion of development, the underlying intangible asset is amortized over its estimated useful life and recorded in cost of revenue. IPR&D projects acquired are anticipated to be completed over a period of one to three years from the date of the acquisition. See Note 4 of Notes to Consolidated Financial Statements.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
Included in cost of revenue	$104.3	$81.3	$54.8	$23.0	28%	$26.5	48%
Included in operating expenses	23.2	18.6	14.6	4.6	25%	4.0	27%

Total	$127.5	$99.9	$69.4	$27.6	28%	$30.5	44%

Percentage of total revenue	6%	6%	5%

Amortization of capitalized software development costs is not presented in the above table and is included in cost of license revenue in the consolidated statements of operations.

The increases in amortization of intangible assets from fiscal 2011 through 2013 were primarily due to the amortization of intangible assets from acquisitions partially offset by certain intangible assets becoming fully amortized. See Note 4 of Notes to Consolidated Financial Statements for a schedule of future amortization amounts, which is incorporated by reference here.

Impairment of Intangible Assets. We did not record any impairment charges to our intangible assets during fiscal 2013, 2012, or 2011.

Other Income (Expense), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2013	2012	2011	2012 to 2013		2011 to 2012
	(dollars in millions)
Interest income	$1.9	$1.6	$2.1	$0.3	19%	$(0.5)	(24)%
Interest expense	(1.7)	(2.0)	(0.1)	0.3	(15)%	(1.9)	1,900%
Gain (loss) on assets related to executive deferred compensation plan	18.5	7.5	2.4	11.0	147%	5.1	213%
Foreign currency exchange gain (loss)	6.0	1.7	1.7	4.3	253%	0.0	0%
Other, net	4.5	2.3	0.2	2.2	96%	2.1	1,050%

Total	$29.2	$11.1	$6.3	$18.1	163%	$4.8	76%

The net increase in other income (expense) in fiscal 2013 as compared to fiscal 2012 was primarily due to an increase in market value of the assets related to our deferred compensation plan, and an increase in gains in our foreign currency contracts, partially offset by lower interest expense due to a decrease in principal payment on a term loan.

The net increase in other income (expense) in fiscal 2012 as compared to fiscal 2011 was primarily due to an increase in gain on assets related to our deferred compensation plan, and an increase in premiums on foreign currency contracts included in other income (expense), net, partially offset by higher interest expense due to a term loan that we entered into in fiscal 2012.

Income Taxes

Our effective tax rate for fiscal 2013 included tax benefits from the reinstatement of the U.S. federal research tax credit of approximately $19.0 million, reversal of deferred taxes resulting from the merger of a foreign affiliate of $6.8 million, and settlement with the Internal Revenue Service (IRS) of certain issues related to fiscal 2012 of $1.1 million. The reinstatement of the research tax credit resulted in an additional tax credit for ten months of fiscal 2012 as well as a full year credit for fiscal 2013, compared to only two months of credit in fiscal 2012 as a result of the expiration of the credit on December 31, 2011. Our effective tax rate for fiscal 2012 included tax benefits from settlements with the IRS of $15.9 million (for fiscal years 2010 through 2011), with Taiwan tax authorities of $14.7 million (net tax benefit resulting from the 2008 settlement being applied to other open fiscal years), and with Hungarian tax authorities of $6.3 million (for fiscal years 2006 through 2010). For further discussion of the provision for income taxes and settlements, see Note 11 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our credit facility.

As of October 31, 2013, we held an aggregate of $468.4 million in cash and cash equivalents in the United States and an aggregate of $554.0 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our balance sheet and cash flows, and other commitments on our liquidity and capital resources during fiscal 2013.

Cash and cash equivalents

	Year Ended October 31,		$ Change	% Change
	2013	2012
	(dollars in millions)
Cash and cash equivalents	$1,022.4	$700.4	$322.0	46%

Our cash generated from operating activities was $496.7 million in fiscal 2013.

Other cash activities were (1) share repurchases of $145.0 million offset by proceeds from employee stock plans of $131.9 million, (2) purchases of property and equipment of $65.5 million offset by proceeds from sale of property and equipment of $2.0 million, (3) acquisition of the non-controlling interest in SpringSoft, Inc. for $44.0 million, and (4) repayment of a term loan of $30.0 million.

Cash flows

	Year Ended October 31,			$ Change	$ Change
	2013	2012	2011	2012 to 2013	2011 to 2012
	(dollars in millions)
Cash provided by operating activities	$496.7	$486.1	$440.3	$10.6	$45.8
Cash (used in) investing activities	(66.1)	(879.1)	(88.8)	813.0	(790.3)
Cash (used in) provided by financing activities	(98.0)	243.5	(277.6)	(341.5)	521.1

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

Fiscal 2012 to fiscal 2013. Cash provided by operating activities increased slightly due to an increase in collections from customers and a decrease in tax payments, offset partly by higher disbursements to vendors and higher personnel-related costs due to increased headcount.

Fiscal 2011 to fiscal 2012. Cash provided by operating activities increased slightly due to an increase in collections from customers, offset partly by higher disbursements to vendors.

Cash used in investing activities

Fiscal 2012 to fiscal 2013. The decrease in cash used in investing activities was primarily due to the decrease in acquisition activities in fiscal 2013.

Fiscal 2011 to fiscal 2012. The increase in cash used in investing activities was primarily due to cash used for acquisitions in fiscal 2012, partly offset by net proceeds from the purchase and sale of investments.

Cash provided by (used in) financing activities

Fiscal 2012 to fiscal 2013. The decrease in cash provided by financing activities was primarily due to increased common stock repurchases under our stock repurchase program, proceeds from credit facilities in fiscal 2012 that did not recur in the current period and less proceeds from issuances of common stock.

Fiscal 2011 to fiscal 2012. The increase in cash provided by financing activities primarily relates to net proceeds from credit facilities obtained primarily to finance our acquisitions and less common stock repurchases under our stock repurchase program.

Accounts Receivable, net

Year Ended October 31,
2013	2012	$ Change	% Change
(dollars in millions)
$256.0	$292.7	$(36.7)	(13)%

Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 46 days at October 31, 2013 and 59 days at October 31, 2012. The decrease in DSO is attributable to the increase in collections from customers.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	Year Ended October 31,
	2013	2012	$ Change	% Change
	(dollars in millions)
Current assets	$1,448.0	$1,140.7	$307.3	27%
Current liabilities	1,222.9	1,252.6	(29.7)	(2)%

Working capital	$225.1	$(111.9)	$337.0	(301)%

Changes in our working capital were primarily due to (1) a $322.1 million increase in cash and cash equivalents, (2) a $24.9 million decrease in accounts payable and accrued liabilities due to timing of disbursements, (3) a $17.3 million increase in deferred income taxes, and (4) a $7.3 million decrease in deferred revenue due to timing of our billings. These changes in working capital were partially offset by a $36.6 million decrease in accounts receivable attributable to timing and a $2.5 million increase in accrued income taxes.

Other

As of October 31, 2013, our cash equivalents consisted of cash deposits, tax-exempt money market mutual funds, and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.

We proactively manage our cash and cash equivalents balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Our cash equivalents are classified within Level 1 under fair value guidance. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

Other Commitments

On February 17, 2012, we entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due when the Credit Agreement expires in October 2016. We can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million through October 13, 2015. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and maintain specified levels of cash, as well as other non-financial covenants.

As of October 31, 2013, we had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million is classified as long-term, and no outstanding balance under the Revolver. As of October 31, 2012, we had a $135.0 million outstanding balance under the Term Loan, of which $105.0 million is classified as long-term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over our choice of market-observable base rates as defined in the Credit Agreement. At October 31, 2013, borrowings under the Term Loan bore interest at LIBOR + 1.125% and the applicable interest rate for the Revolver was LIBOR + 0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2013:

	Total	Fiscal 2014	Fiscal 2015/ Fiscal 2016	Fiscal 2017/ Fiscal 2018	Thereafter	Other
	(in thousands)
Lease Obligations:
Capital Lease	$2,418	$2,418	$—	$—	$—	$—
Operating Leases(1)	$402,750	$46,492	$71,440	$61,875	$222,943	$—
Purchase Obligations(2)	95,345	30,131	63,366	1,848	—	—
Term Loan(3)	105,000	30,000	75,000	—	—	—
Other Long-Term Obligations(4)	3,190	1,568	1,622	—	—	—
Long term accrued income taxes(5)	53,064	—	—	—	—	$53,064

Total	$661,767	$110,609	$211,428	$63,723	$222,943	$53,064

(1)	See Note 7 of Notes to Consolidated Financial Statements.
(2)	Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2013. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
(3)	This commitment relates to the principal on the Term Loan as discussed in Other Commitments above.
(4)	These other obligations include a loan assumed through an acquisition and the fees associated with our Term Loan and Revolver.
(5)	Long-term accrued income taxes represent uncertain tax benefits as of October 31, 2013. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2013 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

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

Off-Balance Sheet Arrangements

As of October 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates to our cash and cash equivalents and outstanding debt. As of October 31, 2013, all of our cash, cash equivalents and debt were at short-term variable interest rates. While par value generally approximates fair value on variable instruments, rising interest rates over time would increase both our interest income and our interest expense.

The following tables present our cash equivalents and debt by fiscal year of expected maturity and average interest rates:

As of October 31, 2013

	Maturing in Year Ending October 31,
	2014	2015	2016	Total	Fair Value
	(in thousands)
Cash equivalent (variable rate)	$839,149	$—	$—	$839,149	$839,149
Average interest rate	0.16%	—%	—%
Short-term debt (variable rate)
Term Loan	$30,000	$—	$—	$30,000	$30,000
Average interest rate	LIBOR + 1.125%	—%	—%
Long-term debt (variable rate)
Term Loan	$—	$30,000	$45,000	$75,000	$75,000
Average interest rate	—%	LIBOR + 1.125%	LIBOR + 1.125%

As of October 31, 2012

	Maturing in Year Ending October 31,
	2013	2014	2015	2016	Total	Fair Value
	(in thousands)
Cash equivalent (variable rate)	$533,221	$—	$—	$—	$533,221	$533,221
Average interest rate	0.39%	—%	—%	—%
Short-term debt (variable rate)
Term Loan	$30,000	$—	$—	$—	$30,000	$30,000
Average interest rate	LIBOR + 1.125%	—%	—%	—%
Long-term debt (variable rate)
Term Loan		$30,000	$30,000	$45,000	$105,000	$105,000
Average interest rate		LIBOR + 1.125%	LIBOR + 1.125%	LIBOR + 1.125%

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

The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2013, the fair value of the contracts would decrease by approximately

$9.2 million, and we would be required to pay approximately $9.2 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $9.2 million that would offset the loss and negative cash flow on the maturing forward contracts.

Net unrealized losses of approximately $1.8 million and $1.3 million, net of tax, are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2013 and October 31, 2012, respectively.

If estimates of our balances and transactions prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy.

We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with financial institutions and have not experienced nonperformance by counterparties. Further, we anticipate performance by all counterparties to such agreements. The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2013:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$297,658	96.334
Euro	92,351	0.754
Taiwan dollar	84,458	29.341
Indian rupee	70,030	62.213
Chinese renminbi	68,208	6.246
Canadian dollar	30,819	1.030
British pound sterling	25,638	0.634
Israeli shekel	18,615	3.555
Armenian dram	16,442	395.147
Korean won	15,818	1116.702
Swiss franc	8,443	0.925
Swedish krona	6,440	6.416
Singapore dollar	5,555	1.263
Chilean peso	2,595	530.167
Russian ruble	2,415	34.202
Hungarian forint	1,316	212.740

	$746,801

The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2012:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$259,317	79.09
Euro	93,316	0.761
Indian rupee	54,016	54.438
Chinese renminbi	52,669	6.353
Taiwan dollar	35,633	29.174
Canadian dollar	30,180	1.012
British pound sterling	24,862	0.630
Israeli shekel	14,982	4.010
Armenian dram	13,684	396.882
Korean won	13,045	1137.426
Swiss franc	8,222	0.971
Swedish krona	8,114	6.692
Singapore dollar	5,282	1.243
Russian ruble	2,818	33.261
Australian dollar	2,077	0.973
Hungarian forint	470	222.280
Polish zloty	291	3.243

	$618,978

Equity Risk. We have approximately $11.5 million and $11.7 million of non-marketable equity securities in privately held companies as of October 31, 2013 and October 31, 2012, respectively. These investments are accounted for under the cost or equity methods. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at carrying value. Investments are written down to the fair value if there are any events or changes in circumstances that indicate any other than temporary decline in the value. During fiscal 2013, we did not write down the value of our investment portfolio and during fiscal 2012, we wrote down our investment portfolio by $0.5 million. None of our investments are held for speculation purposes.

Selected Unaudited Quarterly Financial Data

The table below includes certain unaudited financial information for the last four fiscal quarters. Refer to Note 2 of Notes to Consolidated Financial Statements for information on our fiscal year end.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2013:
Revenue	$475,137	$499,257	$482,945	$504,875
Gross margin	364,074	391,524	367,298	385,766
Income before provision for income taxes	71,730	86,707	58,172	59,057
Net income	69,922	68,691	52,297	56,890
Net income per share
Basic	$0.46	$0.45	$0.34	$0.37
Diluted	0.45	0.44	0.33	0.36
2012:
Revenue	$425,496	$432,561	$443,747	$454,213
Gross margin	335,642	332,055	343,958	351,689
Income before provision for income taxes	73,829	23,489	61,085	42,732
Net income	56,694	20,971	75,656	29,081
Net income per share
Basic	$0.39	$0.14	$0.51	$0.19
Diluted	0.39	0.14	0.50	0.19

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Synopsys, Inc.:

We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries (the Company) as of November 2, 2013 and November 3, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 2, 2013. We also have audited Synopsys Inc.’s internal control over financial reporting as of November 2, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of November 2, 2013 and November 3, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended November 2, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 2, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California

December 19, 2013

SYNOPSYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	October 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,022,441	$700,382
Accounts receivable, net of allowances of $4,253 and $6,072, respectively	256,026	292,668
Deferred income taxes	92,058	74,712
Income taxes receivable and prepaid taxes	18,277	17,267
Prepaid and other current assets	59,175	55,627

Total current assets	1,447,977	1,140,656
Property and equipment, net	197,600	191,243
Goodwill	1,975,971	1,976,987
Intangible assets, net	335,425	466,322
Long-term prepaid taxes	7,935	9,429
Long-term deferred income taxes	243,066	239,412
Other long-term assets	150,961	123,607

Total assets	$4,358,935	$4,147,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$358,197	$383,093
Accrued income taxes	7,168	4,682
Deferred revenue	827,554	834,864
Short-term debt	30,000	30,000

Total current liabilities	1,222,919	1,252,639
Long-term accrued income taxes	53,064	52,645
Long-term deferred revenue	54,736	67,184
Long-term debt	75,000	105,000
Other long-term liabilities	164,939	126,217

Total liabilities	1,570,658	1,603,685
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 154,169 and 150,899 shares outstanding, respectively	1,542	1,509
Capital in excess of par value	1,597,244	1,585,034
Retained earnings	1,324,854	1,098,694
Treasury stock, at cost: 3,095 and 6,365 shares, respectively	(106,668)	(168,090)
Accumulated other comprehensive income (loss)	(28,695)	(15,461)

Total Synopsys stockholders’ equity	2,788,277	2,501,686
Non-controlling interest	—	42,285

Total stockholders’ equity	2,788,277	2,543,971
Total liabilities and stockholders’ equity	$4,358,935	$4,147,656

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31,
	2013	2012	2011
Revenue:
Time-based license	$1,599,464	$1,449,300	$1,260,342
Upfront license	132,018	105,137	90,531
Maintenance and service	230,732	201,580	184,770

Total revenue	1,962,214	1,756,017	1,535,643
Cost of revenue:
License	268,910	232,811	205,390
Maintenance and service	80,338	78,607	80,241
Amortization of intangible assets	104,304	81,255	54,819

Total cost of revenue	453,552	392,673	340,450

Gross margin	1,508,662	1,363,344	1,195,193
Operating expenses:
Research and development	669,197	581,628	491,871
Sales and marketing	425,982	415,629	363,118
General and administrative	143,791	157,459	112,760
Amortization of intangible assets	23,199	18,604	14,601

Total operating expenses	1,262,169	1,173,320	982,350

Operating income	246,493	190,024	212,843
Other income (expense), net	29,173	11,111	6,270

Income before provision for income taxes	275,666	201,135	219,113
Provision (benefit) for income taxes	27,866	18,733	(2,251)

Net income	$247,800	$182,402	$221,364

Net income per share:
Basic	$1.62	$1.24	$1.51

Diluted	$1.58	$1.21	$1.47

Shares used in computing per share amounts:
Basic	153,319	146,887	146,573

Diluted	156,601	150,280	150,367

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended October 31,
	2013	2012	2011
Net income	$247,800	$182,402	$221,364
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(12,726)	(5,805)	1,659
Cash flow hedges:
Deferred gains (losses), net of tax of $2,999, $1,101, and $3,049 for fiscal years 2013, 2012 and 2011, respectively	6,057	(2,731)	(8,477)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(540), $(4,174), and $(422) for fiscal years 2013, 2012 and 2011, respectively	(6,565)	14,235	1,989
Change in unrealized gains (losses) on investments, net of tax of $58 and $226, for fiscal 2012 and 2011, respectively.	—	(215)	(342)

Other comprehensive income (loss), net of tax effects	(13,234)	5,484	(5,171)

Comprehensive income	234,566	187,886	216,193

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Shareholder’s Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance at October 31, 2010	148,479	$1,485	$1,541,383	$770,674	$(197,586)	$(15,774)	$2,100,182	—	$2,100,182
Components of comprehensive income (loss):
Net income				221,364			221,364		221,364
Unrealized loss on investments, net of tax of $226						(342)	(342)		(342)
Deferred loss on cash flow hedges, net of tax of $3,049						(8,477)	(8,477)		(8,477)
Reclassification adjustment on deferred loss of cash flow hedges, net of tax of $(422)						1,989	1,989		1,989
Foreign currency translation adjustment						1,659	1,659		1,659
Purchases of treasury stock	(15,144)	(151)	151		(401,836)		(401,836)		(401,836)
Equity forward contract			(33,335)				(33,335)		(33,335)
Common stock issued	9,973	99	(43,286)	(34,521)	241,390		163,682		163,682
Stock compensation expense			56,414				56,414		56,414

Balance at October 31, 2011	143,308	$1,433	$1,521,327	$957,517	$(358,032)	$(20,945)	$2,101,300	—	$2,101,300
Components of comprehensive income (loss):
Net income				182,402			182,402	(504)	181,898
Unrealized loss on investments, net of tax of $58						(215)	(215)		(215)
Deferred loss on cash flow hedges, net of tax of $1,101						(2,731)	(2,731)		(2,731)
Reclassification adjustment on deferred loss of cash flow hedges, net of tax of $(4,174)						14,235	14,235		14,235
Foreign currency translation adjustment						(5,805)	(5,805)		(5,805)
Purchases of treasury stock	(2,474)	(25)	33,360		(73,335)		(40,000)		(40,000)
Common stock issued	10,065	101	(40,990)	(41,225)	263,277		181,163		181,163
Stock compensation expense			71,337				71,337		71,337
Non-controlling interest in an acquired company								42,789	42,789

Balance at October 31, 2012	150,899	$1,509	$1,585,034	$1,098,694	$(168,090)	$(15,461)	$2,501,686	$42,285	$2,543,971
Components of comprehensive income (loss):
Net income				247,800			247,800		247,800
Deferred gain on cash flow hedges, net of tax of $2,999						6,057	6,057		6,057
Reclassification adjustment on deferred gain of cash flow hedges, net of tax of $(540)						(6,565)	(6,565)		(6,565)
Foreign currency translation adjustment						(12,726)	(12,726)		(12,726)
Purchases of treasury stock	(3,996)	(40)	40		(145,016)		(145,016)		(145,016)
Common stock issued	7,266	73	(55,312)	(21,640)	206,438		129,559		129,559
Stock compensation expense			67,482				67,482		67,482
Acquisition of non-controlling interest								(42,285)	(42,285)

Balance at October 31, 2013	154,169	$1,542	$1,597,244	$1,324,854	$(106,668)	$(28,695)	$2,788,277	—	$2,788,277

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31,
	2013	2012	2011
Cash flow from operating activities:
Net income	$247,800	$182,402	$221,364
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	187,404	156,840	128,550
Stock compensation	67,511	71,414	56,414
Allowance for doubtful accounts	102	3,754	1,058
Write-down of long-term investments	—	452	999
(Gain) loss on sale of investments	(868)	(650)	(936)
Deferred income taxes	(676)	12,850	22,278
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	37,590	(53,395)	(18,974)
Prepaid and other current assets	(12,063)	15,199	(13,445)
Other long-term assets	(27,468)	(10,231)	(4,248)
Accounts payable and accrued liabilities	(1,135)	42,960	(7,408)
Income taxes	(2,306)	(43,113)	(58,377)
Deferred revenue	814	107,586	113,041

Net cash provided by operating activities	496,705	486,068	440,316

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	166,132	136,983
Purchases of short-term investments	—	(18,179)	(127,385)
Proceeds from sales of long-term investments	989	506	2,828
Proceeds from sale of property and equipment	2,000	—	—
Purchases of property and equipment	(65,459)	(54,191)	(57,345)
Cash paid for acquisitions and intangible assets, net of cash acquired	—	(970,089)	(41,015)
Capitalization of software development costs	(3,609)	(3,302)	(2,885)

Net cash used in investing activities	(66,079)	(879,123)	(88,819)

Cash flows from financing activities:
Principal payments on capital leases	(3,913)	(6,252)	(4,628)
Acquisition of non-controlling interests	(44,004)	—	—
Proceeds from credit facility and term loan	—	250,000	—
Repayment of debt	(30,712)	(136,156)	—
Issuances of common stock	131,914	175,896	162,180
Purchase of equity forward contract	—	—	(33,335)
Purchases of treasury stock	(145,016)	(40,000)	(401,836)
Other	(6,254)	—	—

Net cash provided by (used in) financing activities	(97,985)	243,488	(277,619)
Effect of exchange rate changes on cash and cash equivalents	(10,582)	(5,128)	5,792

Net change in cash and cash equivalents	322,059	(154,695)	79,670
Cash and cash equivalents, beginning of year	700,382	855,077	775,407

Cash and cash equivalents, end of year	$1,022,441	$700,382	$855,077

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the year:	$31,326	$49,208	$36,577
Interest payments during the year:	$1,761	$1,961	$69

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

Note 2. Summary of Significant Accounting Policies

Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2013 was a 52-week year ending on November 2, 2013. Fiscal 2012 and fiscal 2011 were 53-week and 52-week years, respectively, ending on November 3, 2012 and October 29, 2011, respectively. For presentation purposes, the consolidated financial statements and accompanying notes refer to the closest calendar month end.

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

The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting. See Note 5. Financial Assets and Liabilities.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Fair Values of Financial Instruments. The Company’s cash equivalents and foreign currency contracts are carried at fair value. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration. Non-marketable equity securities are carried at cost. The Company performs periodic impairment analysis over these non-marketable equity securities. See Note 6. Fair Value Measures.

Cash and Cash Equivalents. The Company classifies investments with original maturities of three months or less when acquired as cash equivalents.

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

Fiscal Year	Balance at Beginning of Period	Provisions	Write-offs(1)	Balance at End of Period
	(in thousands)
2013	$6,072	$102	$(1,921)	$4,253
2012	$2,489	$3,754	$(171)	$6,072
2011	$2,727	$1,058	$(1,296)	$2,489

(1)	Balances written off, net of recoveries.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation expenses were $56.7 million, $52.8 million and $51.0 million in fiscal 2013, 2012 and 2011, respectively. Repair and maintenance costs are expensed as incurred and such costs were $26.3 million, $23.7 million and $20.9 million in fiscal 2013, 2012 and 2011, respectively.

A detail of property and equipment is as follows:

	October 31,
	2013	2012
	(in thousands)
Computer and other equipment	$372,295	$329,376
Buildings	69,352	70,237
Furniture and fixtures	31,317	29,212
Land	20,414	20,414
Leasehold improvements	96,334	92,111

	589,712	541,350
Less accumulated depreciation and amortization(1)	(392,112)	(350,107)

Total	$197,600	$191,243

(1)	Accumulated depreciation and amortization includes write-offs due to retirement of fully amortized fixed assets.

The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3-5
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	5

Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During fiscal 2013, 2012 and 2011, there were no indicators of impairment to goodwill.

Intangible Assets. Intangible assets consist of acquired technology, certain contract rights, customer relationships, trademarks and trade names, covenants not to compete, capitalized software, and in-process research and development. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two to ten years.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including property and equipment and intangible assets,

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted future cash flow. If the undiscounted future cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company had no impairments of any long-lived assets in fiscal 2013, 2012 or 2011.

Accounts Payable and Accrued Liabilities. The balance consists of:

	October 31,
	2013	2012
	(in thousands)
Payroll and related benefits	$302,374	$299,961
Other accrued liabilities	47,248	53,277
Accounts payable	8,575	29,855

Total	$358,197	$383,093

Other Long-term Liabilities. The balance consists of:

	October 31,
	2013	2012
	(in thousands)
Deferred compensation liability (See Note 10)	$126,621	$100,645
Other long-term liabilities	38,318	25,572

Total	$164,939	$126,217

Other Comprehensive Income (Loss). Other comprehensive income (loss) (OCI) includes all changes in equity during a period from non-owner sources, such as accumulated net translation adjustments, unrealized gain (loss) on certain foreign currency forward contracts that qualify as cash flow hedges, reclassification adjustments related to cash flow hedges and unrealized gain (loss) on investments. See Note 8. Accumulated Other Comprehensive Income (Loss).

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Company recognizes revenue from sales of hardware and perpetual licenses to IP and system-level products in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these sales is reported as “upfront license revenue” in the consolidated statements of operations and is not material to the Company’s total revenue.

The Company infrequently enters into multiple-element arrangements that contain both software and non-software deliverables such as hardware. The Company has determined that the software and non-software deliverables in the Company’s contracts are separate units of accounting. The Company recognizes revenue for the separate units of accounting when all revenue recognition criteria are met. Revenue allocated to hardware units of accounting is recognized upon shipment when all other revenue recognition criteria are met. Revenue allocated to software units of accounting is recognized according to the methods described above depending on the software license type (TSL, term license or perpetual license). Such arrangements have not had a material effect on the Company’s consolidated financial statements and are not expected to have a material effect in future periods.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Company also enters into arrangements to deliver software products, either alone or together with other products or services that require significant modification, or customization of the software. The Company accounts for such arrangements using the percentage of completion method as the Company has the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. The Company measures the progress towards completion using the labor hours incurred to complete the project. Revenue attributable to these arrangements is reported as “maintenance and service revenue” in the consolidated statements of operations.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Numerator:
Net income	$247,800	$182,402	$221,364
Denominator:
Weighted average common shares for basic net income per share	153,319	146,887	146,573
Dilutive effect of common share equivalents from equity—based compensation	3,282	3,393	3,794

Weighted average common shares for diluted net income per share	156,601	150,280	150,367

Net income per share:
Basic	$1.62	$1.24	$1.51
Diluted	$1.58	$1.21	$1.47
Anti-dilutive employee stock-based awards excluded(1)	1,326	3,314	4,669

(1)	These stock options and unvested restricted stock units were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

Fiscal 2012 Acquisitions

Acquisition of SpringSoft

On August 3, 2012, the Company’s wholly owned subsidiary incorporated under the laws of the Republic of China entered into a merger agreement pursuant to which it commenced a cash tender offer to acquire SpringSoft at a price of 57.00 New Taiwan Dollars per share. The Company acquired 91.6% of the outstanding shares of SpringSoft on October 1, 2012 for an aggregate cash consideration of $373.5 million. The remaining 8.4% of the outstanding shares along with the fair value of outstanding SpringSoft equity awards were reflected as a Non-controlling Interest (NCI) in the Company’s fiscal 2012 financial statements. This acquisition enables the Company to strengthen and widen its offerings in design, verification and debugging tools.

The Company allocated the total purchase consideration of $426.9 million (including the $44.0 million for the fair value of the non-controlling interest and $9.4 million related to equity awards assumed) to the assets acquired and liabilities assumed based on their respective fair values, including

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

acquired identifiable intangible assets of $107.3 million, resulting in total goodwill of $257.6 million. Identifiable intangible assets are being amortized over three to eight years. Acquisition-related costs directly attributable to the business combination were $6.6 million for fiscal 2012 and were expensed as incurred in the consolidated statements of operations. These costs consisted primarily of employee separation costs and professional services.

Acquisition of Magma Design Automation, Inc. (Magma)

On February 22, 2012, the Company acquired Magma, a chip design software provider, at a per-share price of $7.35. Additionally, the Company assumed unvested restricted stock units (RSUs) and stock options, collectively called “equity awards.” The aggregate purchase price was approximately $550.2 million. This acquisition enables the Company to more rapidly meet the needs of leading-edge semiconductor designers for more sophisticated design tools.

The Company allocated the total purchase consideration of $550.2 million (including $6.8 million related to equity awards assumed) to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date, including acquired identifiable intangible assets of $184.3 million, resulting in total goodwill of $316.3 million. Identifiable intangible assets are being amortized over three to ten years. Acquisition-related costs directly attributable to the business combination totaling $33.5 million for fiscal 2012 were expensed as incurred in the consolidated statements of operations and consist primarily of employee separation costs, contract terminations, professional services, and facilities closure costs.

Other Fiscal 2012 Acquisitions

During fiscal 2012, the Company acquired five other companies, including Emulation & Verification Engineering, S.A. (EVE), for cash and allocated the total purchase consideration of $213.2 million to the assets acquired and liabilities assumed based on their respective fair values, resulting in total goodwill of $118.1 million. Acquired identifiable intangible assets totaling $73.3 million were valued using appropriate valuation methods such as income or cost methods and are being amortized over their respective useful lives ranging from one to eight years. During fiscal 2012, acquisition-related costs totaling $6.8 million were expensed as incurred in the consolidated statements of operations.

Fiscal 2011 Acquisitions

During fiscal 2011, the Company completed two acquisitions for cash and allocated the total purchase consideration of $37.4 million to the assets and liabilities acquired based on their respective fair values at the acquisition date resulting in goodwill of $30.6 million. Acquired identifiable intangible assets of $9.3 million are being amortized over two to ten years.

Note 4. Goodwill and Intangible Assets

Goodwill:

(in thousands)
Balance at October 31, 2011	$1,289,286
Additions	687,195
Other adjustments(1)	506

Balance at October 31, 2012	$1,976,987
Additions	—
Other adjustments(1)	(1,016)

Balance at October 31, 2013	$1,975,971

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(1)	Adjustments primarily relate to changes in deferred tax estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was still preliminary, and effects of foreign currency fluctuations.

Intangible assets as of October 31, 2013 consist of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$380,724	$228,065	$152,659
Customer relationships	177,151	69,745	107,406
Contract rights intangible	140,517	78,950	61,567
Covenants not to compete	2,530	2,480	50
Trademarks and trade names	10,891	5,459	5,432
In-process research and development (IPR&D)(1)	4,298	—	4,298
Capitalized software development costs	18,190	14,177	4,013

Total	$734,301	$398,876	$335,425

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2012 consist of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$367,321	$159,691	$207,630
Customer relationships	179,657	48,368	131,289
Contract rights intangible	142,641	43,843	98,798
Covenants not to compete	2,530	2,354	176
Trademarks and trade names	10,900	3,793	7,107
In-process research and development (IPR&D)(1)	17,696	—	17,696
Capitalized software development costs	14,581	10,955	3,626

Total	$735,326	$269,004	$466,322

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Total amortization expense and estimated useful life ranges related to intangible assets is set forth in the table below:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Core/developed technology	$68,781	$57,124	$44,869
Customer relationships	21,394	17,141	13,030
Contract rights intangible	35,538	24,113	10,279
Covenants not to compete	126	248	222
Trademarks and trade names	1,663	1,233	1,020
Capitalized software development costs(1)	3,222	2,994	2,964

Total	$130,724	$102,853	$72,384

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2014	$111,023
2015	93,400
2016	58,742
2017	26,012
2018	14,414
2019 and thereafter	27,536
IPR&D(1)	4,298

Total	$335,425

(1)	IPR&D projects are estimated to be completed within two years as of October 31, 2013. Assets are amortized over their useful life upon completion of the project or are written off upon abandonment.

Note 5. Financial Assets and Liabilities

Cash, Cash Equivalents and Investments. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2013
Classified as current assets:
Non-interest bearing cash	$183,292	$—	$—	$—	$183,292
Cash deposits and money market funds	839,149	—	—	—	839,149

	1,022,441	—	—	—	1,022,441
Classified as other long-term assets:
Non-marketable equity securities	11,536	—	—	—	11,536

Total	$1,033,977	$—	$—	$—	$1,033,977

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2012
Classified as current assets:
Non-interest bearing cash	$167,161	$—	$—	$—	$167,161
Cash deposits and money market funds	533,221	—	—	—	533,221

	700,382	—	—	—	700,382
Classified as other long-term assets:
Non-marketable equity securities	11,744	—	—	—	11,744

Total	$712,126	$—	$—	$—	$712,126

(1)	See Note 6. Fair Value Measures for further discussion on fair values of money market funds and non-marketable equity securities.

Non-marketable equity securities. The Company’s strategic investment portfolio consists of non-marketable equity securities in privately held companies. The securities accounted for under cost method investments are reported at cost net of impairment losses. Securities accounted for under equity method investments are recorded at cost plus the proportional share of the issuers’ income or loss, which is recorded in the Company’s other income (expense), net. The cost basis of securities sold is based on the specific identification method. Refer to Note 6. Fair Value Measures.

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

The duration of forward contracts ranges from approximately one month to 21 months, the majority of which are short-term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. Further, the Company anticipates continued performance by all counterparties to such agreements.

The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.

Cash Flow Hedging Activities

Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 21 months or less. Certain forward contracts are

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (OCI), in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next twelve months.

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

The effects on the changes in the fair values of non-designated forward contracts for fiscal years 2013 and 2012 are summarized as follows:

	October 31,
	2013	2012	2011
	(in thousands)
Gain (loss) recorded in other income (expense), net	$3,009	$1,033	$889

Foreign currency forward contracts outstanding are as follows:

	As of October 31, 2013	As of October 31, 2012
	(in thousands)
Total gross notional amount	$746,801	$618,978
Net fair value	$7,199	$390

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of October 31, 2013 and October 31, 2012, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of October 31, 2013
Other current assets	$12,417	$20
Other current liabilities	$5,103	$135
As of October 31, 2012
Other current assets	$5,149	$68
Other current liabilities	$4,739	$88

The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Fiscal year ended October 31, 2013
Foreign exchange contracts	Revenue	$2,427	Revenue	$7,457
Foreign exchange contracts	Operating expenses	3,680	Operating expenses	(892)

Total		$6,107		$6,565

Fiscal year ended October 31, 2012
Foreign exchange contracts	Revenue	$5,212	Revenue	$(1,868)
Foreign exchange contracts	Operating expenses	(7,640)	Operating expenses	(12,367)

Total		$(2,428)		$(14,235)

Fiscal year ended October 31, 2011
Foreign exchange contracts	Revenue	$(5,647)	Revenue	$(8,561)
Foreign exchange contracts	Operating expenses	(3,225)	Operating expenses	6,572

Total		$(8,872)		$(1,989)

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense) income, net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Fiscal year ended October 31, 2013
Foreign exchange contracts	$293	$2,518
Fiscal year ended October 31, 2012
Foreign exchange contracts	$38	$1,321
Fiscal year ended October 31, 2011
Foreign exchange contracts	$74	$241

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness includes the discount earned or premium paid for the contracts.

Other Commitments-Credit and Term Loan Facilities

On February 17, 2012, the Company entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due when the Credit Agreement expires in October 2016. The Company can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million through October 13, 2015. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain specified levels of cash, as well as other non-financial covenants.

As of October 31, 2013, the Company had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million is classified as long-term and no outstanding balance under the Revolver. As of October 31, 2012, the Company had a $135.0 million outstanding balance under the Term Loan, of which $105.0 million is classified as long-term and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. At October 31, 2013, borrowings under the Term Loan bore interest at LIBOR + 1.125% and the applicable interest rate for the Revolver was LIBOR + 0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

On a recurring basis, the Company measures the fair value of certain of its assets and liabilities, which include cash equivalents, non-qualified deferred compensation plan assets, foreign currency derivative contracts, and contingent consideration associated with business combinations.

The Company’s cash equivalents are classified within Level 1 because they are valued using quoted market prices in an active market or alternative independent pricing sources and models utilizing market observable inputs.

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

The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. The Company did not record any significant changes during fiscal 2013. The Company recorded a reduction of $3.6 million during fiscal 2012, in research and development expenses due to the change in fair value of the liability for contingent consideration. As of October 31, 2013 and October 31, 2012, the fair value of the liability for contingent consideration was estimated at $0.5 million and $0.8 million, respectively.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets/Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2013:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$552,470	$552,470	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	12,437	—	12,437	—
Other long-term assets:
Deferred compensation plan assets	126,621	126,621	—	—

Total assets	$691,528	$679,091	$12,437	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,238	$—	$5,238	$—
Contingent consideration	493	—	—	493

Total liabilities	$5,731	$—	$5,238	$493

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2012:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$239,770	$239,770	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	5,217	—	5,217	—
Other long-term assets:
Deferred compensation plan assets	100,645	100,645	—	—

Total assets	$345,632	$340,415	$5,217	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$4,827	$—	$4,827	$—
Contingent consideration	469	—	—	469
Other long-term liabilities:
Contingent consideration	355	—	—	355

Total liabilities	$5,651	$—	$4,827	$824

Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis

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

The Company did not recognize any impairment during fiscal 2013. The Company recorded $0.5 million and $1.0 million of other-than-temporary impairments during fiscal 2012 and 2011, respectively.

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

As of October 31, 2013, the Company’s non-marketable securities were $11.5 million of which $6.9 million and $4.6 million were accounted for under the cost method and equity method, respectively. As of October 31, 2012, the Company’s non-marketable securities were $11.7 million, of which $7.0 million and $4.7 million were accounted for under the cost method and equity method, respectively. Subsequent to the fiscal 2013 year-end, in November 2013, the Company received a cash distribution from the liquidation of one of its investments and will recognize a gain of $6.4 million in other income (expense), net, in the first quarter of fiscal 2014.

Note 7. Commitments and Contingencies

Lease Commitments

The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The lease agreements generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expenses were $64.4 million, $62.0 million and $58.1 million in fiscal 2013, 2012 and 2011, respectively. The Company charges operating lease payments to expense using the straight-line method. The Company subleases portions of its facilities and records sublease payments as a reduction of rent expense.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Anticipated future minimum lease payments on all non-cancelable operating leases with a term in excess of one year, net of sublease income, as of October 31, 2013 are as follows:

	Minimum Lease Payments	Sublease Income	Net
	(in thousands)
Fiscal Year
2014	$46,492	$877	$45,615
2015	35,951	1,428	34,523
2016	35,489	1,434	34,055
2017	32,373	1,451	30,922
2018	29,502	1,494	28,008
Thereafter	222,943	7,004	215,939

Total	$402,750	$13,688	$389,062

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

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. (Dynetix) filed a patent infringement lawsuit against the Company in federal district court in the Northern District of California, alleging, among other things, that our VCS functional verification tool, and more specifically our VCS multicore technology, infringed Dynetix’s United States Patent No. 6,466,898. The lawsuit seeks, among other things, compensatory damages and a permanent injunction. The Company asserted declaratory relief counterclaims and patent infringement counterclaims against Dynetix. As a result of certain pre-trial rulings in the Company’s favor, the parties stipulated to entry of judgment in the Company’s favor on Dynetix’s patent infringement claim and on the Company’s counterclaim for a declaration of non-infringement. The court entered the stipulated judgment on September 16, 2013. Dynetix has appealed from the judgment.

The Company acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) were defendants in three patent infringement lawsuits filed by Mentor Graphics Corporation (Mentor). Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringe Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringe Mentor’s United States Patent No. 6,947,882. Both cases seek compensatory damages and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that EVE’s ZeBu series of products infringes Mentor’s Japanese Patent No. P3,588,324. This case seeks compensatory damages, a permanent injunction and destruction of inventory.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On September 27, 2012, the Company and the EVE Parties filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531; 5,649,176 and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products, and that Mentor is without right or authority to threaten or maintain suit against the plaintiffs on such patents. Mentor has asserted patent infringement counterclaims in this action based on the same three patents and is seeking compensatory damages and a permanent injunction. In April 2013, this action was transferred to the federal district court in Oregon and consolidated with the two Mentor lawsuits in that district (the Oregon Action).

In the Oregon Action, the Company and the EVE Parties have further asserted patent infringement counterclaims against Mentor based on the Company’s United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction.

On September 26, 2012, the Company filed two inter partes review requests with the U.S. Patent and Trademark Office (the PTO) challenging the validity of Mentor’s ‘376 and ‘882 patents. The PTO granted review of the ‘376 patent and denied review of the ‘882 patent.

On December 21, 2012, the Company filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe the Company’s United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420. This case seeks compensatory damages and a permanent injunction.

Note 8. Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Year Ended October 31,
	2013	2012
	(in thousands)
Cumulative currency translation adjustments	$(26,848)	$(14,123)
Unrealized gain (loss) on derivative instruments, net of taxes	(1,847)	(1,338)

Total accumulated other comprehensive income (loss)	$(28,695)	$(15,461)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$7,457	$(1,868)	$(8,561)
Operating expenses	(892)	(12,367)	6,572

Total reclassifications into net income	$6,565	$(14,235)	$(1,989)

Amounts reclassified in fiscal 2013, 2012 and 2011 consisted of gains (losses) from the Company’s cash flow hedging activities. Refer to Note 5. Financial Assets and Liabilities.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 9. Stock Repurchase Program

The Company’s Board of Directors (Board) approved a stock repurchase program in 2002 pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2013, $127.4 million remained available for further repurchases under the program. The Board replenished the stock repurchase program up to $500.0 million on December 3, 2013.

The following table summarizes stock repurchase activities as well as the reissuance of treasury stock for employee stock compensation purposes:

	Year Ended October 31,
	2013	2012	2011
	(in thousands, except per share price)
Shares repurchased	3,996	2,474	15,144
Average purchase price	$36.29	$29.64	$26.53
Aggregate purchase price(1)	$145,016	$73,335	$401,836
Reissuance of treasury stock	7,266	10,065	9,973

(1)	Fiscal 2011 does not include a $33.3 million equity forward contract related to an accelerated share repurchase agreement entered into by the Company in September 2011. The equity forward contract was settled with 1,105,457 shares of the Company’s common stock during the first quarter of fiscal 2012.

Note 10. Employee Benefit Plans

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

On April 3, 2012, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 5.0 million shares. During fiscal 2013, 2012 and 2011, the Company issued 2.1 million, 2.0 million, and 2.2 million shares, respectively, under the ESPP at average per share prices of $22.75, $21.65 and $17.95, respectively. As of October 31, 2013, 3.7 million shares of common stock were reserved for future issuance under the ESPP.

Equity Compensation Plans

2006 Employee Equity Incentive Plan. On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. Options granted under this plan have a contractual term of seven years and generally vest over four years. On April 3, 2013, the Company’s stockholders approved an amendment to increase the number of shares of common stock reserved for future issuance under the 2006 Employee Plan by 5.0 million shares. As of October 31, 2013, an aggregate of 7.7 million stock options and 4.0 million restricted stock units were outstanding, and 8.5 million shares were available for future issuance under the 2006 Employee Plan.

As a result of the stockholders’ approval of the 2006 Employee Plan in 2006, the Company’s 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan (collectively, the Prior Plans) have been terminated for future grants. Should any options currently outstanding under such Prior Plans and plans assumed by the Company in acquisitions prior to fiscal 2006 (options to purchase 0.2 million shares are outstanding under such plans as of October 31, 2013) be cancelled or expire unexercised, the shares underlying such options shall become available for future grant under the 2006 Employee Plan.

2005 Non-Employee Directors Equity Incentive Plan. On May 23, 2005, the Company’s stockholders approved the 2005 Non-Employee Directors Equity Incentive Plan (the 2005 Directors Plan). The 2005 Directors Plan provides for annual equity awards to non-employee directors in the form of stock options, restricted stock or a combination thereof. The Company’s stockholders have approved an aggregate of 0.8 million shares of common stock reserved under the 2005 Directors Plan.

As of October 31, 2013, the Company has issued an aggregate of 298,947 shares of restricted stock awards with an aggregate grant date fair value of approximately $7.1 million under the 2005 Directors Plan. Restricted stock awards vest over a period of three years. In addition, the Company granted options to purchase 123,649 shares of common stock, which vest over a period of three to four years, with an aggregate grant date fair value of $3.3 million to non-employee directors during fiscal 2007 and fiscal 2011. As of October 31, 2013, 52,595 shares of restricted stock and 82,898 stock options were outstanding and a total of 340,747 shares of common stock were reserved for future grant under the 2005 Directors Plan.

1994 Non-Employee Directors Stock Option Plan. No stock options remained outstanding under the Company’s 1994 Non-Employee Directors Stock Option Plan as of October 31, 2013, which expired as to future grants in October 2004.

Other Assumed Stock Plans through Acquisitions. In connection with the Company’s acquisitions in fiscal 2008, fiscal 2010, and fiscal 2012, the Company assumed certain outstanding share-based awards of acquired companies. If these assumed equity awards are canceled, forfeited or expire unexercised, the underlying shares do not become available for future grant. As of October 31, 2013, 0.5 million shares of the Company’s common stock remained subject to such outstanding assumed equity awards.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The following table contains information concerning activities related to restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2010	3,730	$22.71	1.41
Granted	1,483	$26.89
Vested(1)	(1,522)	$23.11		$35,164
Forfeited	(237)	$23.49

Balance at October 31, 2011	3,454	$24.28	1.48
Granted	1,813	$29.52
Assumed(2)	353	$30.33
Vested(1)	(1,508)	$24.14		$36,402
Forfeited	(192)	$26.70

Balance at October 31, 2012	3,920	$27.18	1.52
Granted	1,680	$35.27
Vested(1)	(1,476)	$35.40		$52,234
Forfeited	(141)	$28.36

Balance at October 31, 2013	3,983	$27.51	1.51

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.
(2)	The Company assumed certain restricted stock units outstanding under various plans through acquisitions.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table contains additional information concerning activities related to stock options and restricted stock units under all equity plans, other than shares available for grant under the 2005 Directors Plan:

	Available for Grant(3)	Options(2)
		Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2010	2,606	21,184	$21.83	2.80	$90,013
Options Granted	(2,228)	2,270	$26.07
Options Exercised		(6,800)	$20.53
Options Canceled/forfeited/expired	550	(694)	$27.24
Restricted stock units granted(1)	(2,182)
Restricted stock units forfeited(1)	165
Additional shares reserved	7,000

Balance at October 31, 2011	5,911	15,960	$22.76	2.97	$74,068
Options Granted	(1,719)	1,719	$28.86
Options Assumed(2)		382	$19.15
Options Exercised		(7,103)	$21.09
Options Canceled/forfeited/expired	631	(739)	$25.07
Restricted stock units granted(1)	(2,638)
Restricted stock units forfeited(1)	167
Additional shares reserved	5,000

Balance at October 31, 2012	7,352	10,219	$24.64	3.71	$80,950
Options Granted	(1,704)	1,704	$34.10
Options Assumed(2)		158	$23.60
Options Exercised		(4,173)	$24.34
Options Canceled/forfeited/expired	159	(182)	$24.17
Restricted stock units granted(1)	(2,519)
Restricted stock units forfeited(1)	184
Additional shares reserved	5,000

Balance at October 31, 2013	8,472	7,726	$26.87	4.30	$71,700
Vested and expected to vest as of October 31, 2013		7,653	$26.83	4.28	$71,343

Exercisable at October 31, 2013		3,940	$24.12	3.26	$47,405

(1)	These amounts do not reflect the actual number of restricted stock units granted or forfeited but rather the effect on the total remaining shares available for future grants after the application of the share reserve ratio. For more information about the share reserve ratio, please see Restricted Stock Units above.
(2)	The Company assumed options and stock appreciation rights (SARs) outstanding under various plans through acquisitions.
(3)	Excluding shares reserved for future issuance under the 2005 Directors Plan.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $36.15 as of October 31, 2013. The pretax intrinsic value of options exercised and their average exercise prices were:

	Year Ended October 31,
	2013	2012	2011
	(in thousands, except per share price)
Intrinsic value	$46,592	$63,048	$42,388
Average exercise price per share	$24.34	$21.09	$20.53

Restricted stock award activities during fiscal 2013 under the 2005 Directors Plan are summarized as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at October 31, 2012	57	$28.28
Granted	25	$35.40
Vested	(29)	$26.77
Forfeited	—	$—

Unvested at October 31, 2013	53	$32.48

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The assumptions presented in the following table were used to estimate the fair value of stock options and employee stock purchase rights granted under the Company’s stock plans or stock plans assumed from acquisitions:

	Year Ended October 31,
	2013	2012	2011
Stock Options
Expected life (in years)	4.7	1.0 - 4.9	4.8
Risk-free interest rate	0.62% - 1.66%	0.22% - 0.95%	0.96% - 2.28%
Volatility	20.61% - 26.47%	22.65% - 29.76%	26.96% - 30.30%
Weighted average estimated fair value	$7.29	$8.46	$7.04
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.10% - 0.43%	0.16% - 0.34%	0.09% - 0.68%
Volatility	17.12% - 21.75%	21.95% - 23.20%	19.48% - 27.08%
Weighted average estimated fair value	$8.19	$8.02	$6.82

The following table presents stock compensation expense for fiscal 2013, 2012 and 2011, respectively:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Cost of license	$6,597	$6,927	$5,658
Cost of maintenance and service	1,628	1,727	1,416
Research and development expense	32,423	32,767	26,747
Sales and marketing expense	13,983	13,566	11,068
General and administrative expense	12,880	16,427	11,525

Stock compensation expense before taxes	67,511	71,414	56,414
Income tax benefit	(16,446)	(15,989)	(14,798)

Stock compensation expense after taxes	$51,065	$55,425	$41,616

As of October 31, 2013, the Company had $121.1 million of total unrecognized stock compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted average period of 2.5 years.

The cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for the options (excess tax benefits) are classified as cash flows from financing activities. The Company has not recorded any excess tax benefits in fiscal periods 2013, 2012 and 2011.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

for any guarantees or minimum return on investments. Undistributed amounts under the Deferred Plan are subject to the claims of the Company’s creditors. The securities held by the Deferred Plan are classified as trading securities.

Deferred Plan Assets and Liabilities are as follows:

	As of October 31, 2013	As of October 31, 2012
	(In thousands)
Plan assets recorded in other long-term assets	$126,621	$100,645
Plan liabilities recorded in other long-term liabilities(1)	$126,621	$100,645

(1)	For undistributed deferred compensation due to participants.

Income or loss from the change in fair value of the Deferred Plan assets is recorded in other income (expense), net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$18,453	$7,498	$2,449
Other income (expense), net	18,453	7,498	2,449

Net increase (decrease) to net income	$—	$—	$—

Other Retirement Plans. The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans were $21.3 million, $23.2 million and $21.4 million in fiscal 2013, 2012 and 2011, respectively. For employees in the United States and Canada, the Company matches pretax employee contributions up to a maximum of US $1,500 and Canadian $4,000, respectively, per participant per year.

Note 11. Income Taxes

The domestic and foreign components of the Company’s total income before provision for income taxes are as follows:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
United States	$61,818	$39,855	$40,434
Foreign	213,848	161,280	178,679

	$275,666	$201,135	$219,113

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The components of the (benefit) provision for income taxes were as follows:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$11,692	$(12,443)	$(6,436)
State	(5,949)	(547)	(2,197)
Foreign	29,428	6,826	474

	35,171	(6,164)	(8,159)
Deferred:
Federal	4,969	22,506	(7,160)
State	933	14	(2,456)
Foreign	(13,207)	2,377	15,524

	(7,305)	24,897	5,908

Provision (Benefit) for income taxes	$27,866	$18,733	$(2,251)

The provision (benefit) for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Statutory federal tax	$96,483	$70,397	$76,689
State tax (benefit), net of federal effect	(2,697)	1,078	(4,988)
Tax credits(1)	(24,972)	(4,289)	(19,042)
Tax on foreign earnings less than U.S. statutory tax	(36,670)	(21,288)	(28,968)
Deferred tax reversal resulting from merger of foreign affiliate	(6,808)	—	—
Tax settlements	(1,130)	(36,882)	(32,782)
Stock based compensation	4,671	9,016	7,817
Changes in valuation allowance	(776)	10	49
Other	(235)	691	(1,026)

	$27,866	$18,733	$(2,251)

(1)	As a result of the reinstatement of the federal research and development tax credit in fiscal year 2013, the Company reflected a benefit of approximately $19 million in the above amount for the period January 1, 2012 through October 31, 2013. The federal research tax credit is scheduled to expire on December 31, 2013.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2013	2012
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$35,548	$30,317
Deferred revenue	36,551	46,247
Deferred compensation	45,662	39,186
Capitalized costs	84,390	94,031
Capitalized research and development costs	36,650	48,059
Stock compensation	16,790	21,229
Tax loss carryovers	63,869	73,492
Foreign tax credit carryovers	3,532	10,766
Research and other tax credit carryovers	108,044	88,973
Other	3,736	2,449

Gross deferred tax assets	434,772	454,749
Valuation allowance	(32,945)	(26,259)

Total deferred tax assets	401,827	428,490
Deferred tax liabilities:
Intangible assets	82,662	116,639
Undistributed earnings of foreign subsidiaries	11,982	831

Total deferred tax liabilities	94,644	117,470

Net deferred tax assets	$307,183	$311,020

The valuation allowance increased by $6.7 million, related principally to state research credits. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(in thousands)
Federal net operating loss carryforward	$137,576	2018-2030
Federal research credit carryforward	117,257	2018-2033
Foreign tax credit carryforward	6,654	2018-2021
California research credit carryforward	112,167	Indefinite
Other state research credit carryforward	8,079	2014-2032
State net operating loss carryforward	164,385	2014-2031

The federal and state net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382. Foreign tax credits may only be used to offset tax attributable to foreign source income.

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company has unrecognized deferred tax assets of approximately $60.7 million as of October 31, 2013 attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.

The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount. As of October 31, 2013, there were approximately $765.2 million of earnings upon which U.S. income taxes of approximately $168.8 million have not been provided for.

The gross unrecognized tax benefits increased by approximately $8.1 million during fiscal 2013 resulting in gross unrecognized tax benefits of $117.8 million as of October 31, 2013. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	As of October 31, 2013	As of October 31, 2012
	(in thousands)
Beginning balance	$109,680	$177,893
Increases in unrecognized tax benefits related to prior year tax positions	4,189	6,053
Decreases in unrecognized tax benefits related to prior year tax positions	(3,328)	(35,010)
Increases in unrecognized tax benefits related to current year tax positions	14,128	9,431
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(4,967)	(80,137)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(7,728)	(3,499)
Increases in unrecognized tax benefits acquired	5,718	35,171
Changes in unrecognized tax benefits due to foreign currency translation	68	(222)

	$117,760	$109,680

As of October 31, 2013 and 2012, approximately $117.8 million and $75.3 million, respectively, of the unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.

Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense (benefit) in the consolidated statements of operations and totaled approximately $0.2 million, $(5.8) million and $2.8 million for fiscal 2013, 2012 and 2011, respectively. As of October 31, 2013 and 2012, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $0.8 million and $0.6 million, respectively.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $35 million.

The Company and/or its subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
United States—Synopsys	Fiscal 2013
United States—Magma Design Automation	Fiscal years after 2009
California—Synopsys	Fiscal years after 2008
California—Magma Design Automation	Fiscal years after 2009
Hungary	Fiscal years after 2006
Taiwan and Japan	Fiscal years after 2007
Ireland	Fiscal years after 2008

In addition, the Company has made acquisitions with operations in several of its significant jurisdictions which may have years subject to examination different from the years indicated in the above table.

IRS Examinations

In the third and fourth quarter of fiscal year 2013, the Company reached settlement with the Examination Division of the IRS for its audit of certain fiscal year 2012 issues, which resulted in a decrease in unrecognized tax benefits of $6.0 million, decrease in deferred tax assets of $4.9 million and a $1.1 million net tax benefit. On November 6th, 2013, subsequent to year end, the Company reached final settlement on the remaining fiscal 2012 issues and will recognize approximately $10 million in unrecognized tax benefits in the first quarter of fiscal year 2014.

In the third quarter of fiscal 2012, the Company reached a final settlement with the IRS for its audits of fiscal years 2010 and 2011. As a result of the settlement, the Company’s unrecognized tax benefits decreased by $24.7 million and the impact to other balance sheet tax accounts was not material. The net tax benefit resulting from the settlement was $15.9 million.

In the second quarter of fiscal 2011, the Company reached a final settlement with the IRS for its audits of fiscal years 2006 through 2009. As a result of the settlement, the Company’s unrecognized tax benefits decreased by $35.9 million and the impact to other balance sheet tax accounts was not material. The net tax benefit resulting from the settlement was $32.8 million.

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Certain of the Company’s income tax returns in Taiwan are under review for fiscal years 2009 through 2012. The Company believes that it has adequately provided for potential tax adjustments, including interest and potential penalties.

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

Note 12. Other Income (Expense), Net

The following table presents the components of other income (expense), net:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Interest income	$1,891	$1,567	$2,117
Interest expense	(1,696)	(1,991)	(101)
Gain (loss) on assets related to deferred compensation plan	18,453	7,498	2,426
Foreign currency exchange gain (loss)	6,026	1,676	1,655
Other, net	4,499	2,361	173

Total	$29,173	$11,111	$6,270

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

SYNOPSYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company provides software products and consulting services in the EDA software industry. The Company operates in a single segment. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses to the Company’s products are located in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment. Revenues and property and equipment, net, related to operations in the United States and other by geographic areas were:

	Year Ended October 31,
	2013	2012	2011
	(in thousands)
Revenue:
United States	$939,749	$834,191	$714,036
Europe	273,041	225,797	207,071
Japan	264,141	289,420	275,174
Asia Pacific and Other	485,283	406,609	339,362

Consolidated	$1,962,214	$1,756,017	$1,535,643

	As of October 31,
	2013	2012
	(in thousands)
Property and Equipment, net:
United States	$133,310	$133,148
Other countries	64,290	58,095

Total	$197,600	$191,243

Geographic revenue data for multiregional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.

One customer, in the aggregate, accounted for 11.3%, 10.5%, and 10.6% of the Company’s consolidated revenue in fiscal 2013, 2012 and 2011, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of October 31, 2013, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of October 31, 2013, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2013. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (1992) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of October 31, 2013, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)	Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see Executive Officers of the Registrant in Part I, Item 1 of this Annual Report.

All other information required by this Item is incorporated by reference herein from our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the Proxy Statement) scheduled to be held on April 2, 2014, provided under the headings “Proposal 1: Election of Directors,” “Audit Committee Report,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the Proxy Statement, provided under the headings “Executive Compensation and Related Information” (and all subheadings thereunder), “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Proxy Statement, provided under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from the Proxy Statement, provided under the headings “Review, Approval or Ratification of Transactions with Related Persons,” “Certain Relationships and Related Transactions,” and “Corporate Governance” (under the subheading “Director Independence”).

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Proxy Statement, provided under the heading “Proposal 6—Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

The following documents are included as Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules

None.

(3)	Exhibits

See Item 15(b) below.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Synopsys, Inc., Magma Design Automation, Inc. and Lotus Acquisition Corp. dated November 30, 2011	8-K	000-19807	2.1	12/01/11
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	07/14/11
10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)
10.3	Lease Agreement, dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The August 17, 1990 Lease”)	S-1	33-45138	10.6	02/24/92 (effective date)
10.3(i)	Amendment No. 1 to The August 17, 1990 Lease	10-K	000-19807	10.13	12/21/07
10.3(ii)	Amendment No. 2 to The August 17, 1990 Lease	10-K	000-19807	10.3(ii)	12/20/12
10.3(iii)	Amendment No. 3 to The August 17, 1990 Lease	10-K	000-19807	10.12	12/21/07
10.3(iv)	Amendment No. 4 to The August 17, 1990 Lease	10-K	000-19807	10.3(iv)	12/20/12
10.3(v)	Amendment No. 5 to The August 17, 1990 Lease	10-K	000-19807	10.11	12/21/07
10.3(vi)	Amendment No. 6 to The August 17, 1990 Lease	10-K	000-19807	10.10	12/21/07
10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04
10.5	Lease Agreement, dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The June 16, 1992 Lease”)	10-K	000-19807	10.15	Fiscal year ended September 30, 1992

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.5(i)	Amendment No. 1 to The June 16, 1992 Lease	10-K	000-19807	10.5(i)	12/20/12
10.5(ii)	Amendment No. 2 to The June 16, 1992 Lease	10-K	000-19807	10.5(ii)	12/20/12
10.5(iii)	Amendment No. 3 to The June 16, 1992 Lease	10-K	000-19807	10.15	12/21/07
10.5(iv)	Amendment No. 4 to The June 16, 1992 Lease	10-K	000-19807	10.14	12/21/07
10.6	Lease Agreement, dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The June 23, 1993 Lease”)	10-K	000-19807	10.16	Fiscal year ended September 30,1993
10.6(i)	Amendment No. 1 to The June 23, 1993 Lease	10-K	000-19807	10.6(i)	12/20/12
10.6(ii)	Amendment No. 2 to The June 23, 1993 Lease	10-K	000-19807	10.17	12/21/07
10.6(iii)	Amendment No. 3 to The June 23, 1993 Lease	10-K	000-19807	10.16	12/21/07
10.7	Lease Agreement, dated August 24, 1995, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The August 24, 1995 Lease”)	10-K	000-19807	10.21	Fiscal year ended September 30, 1995
10.7(i)	Amendment No. 1 to The August 24, 1995 Lease	10-K	000-19807	10.18	12/21/07
10.8	Lease Agreement, dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership, (“The January 2, 1996 Lease”)	10-Q	000-19807	10.28	05/14/96
10.8(i)	First Amendment to The January 2, 1996 Lease	8-K	000-19807	10.42	09/12/06
10.8(ii)	Second Amendment to The January 2, 1996 Lease	8-K	000-19807	10.41	09/12/06
10.8(iii)	Third Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iii)	12/20/12
10.8(iv)	Fourth Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iv)	12/20/12

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.8(v)†	Notification of Change of Ownership of Leased Premises under The January 2, 1996 Lease—Effective September 25, 2012	10-K	000-19807	10.8(v)	12/20/12
10.9	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying Synopsys, Inc. of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07
10.10	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC, (“The October 14, 2011 Lease”)	10-K	000-19807	10.19	12/16/11
10.10(i)†	Notification of Change of Ownership of Leased Premises under The October 14, 2011 Lease—Effective May 9, 2012	10-K	000-19807	10.10(i)	12/20/12
10.10(ii)	First Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(ii)	3/4/13
10.11*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02
10.12*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	04/05/12
10.13*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/09/09
10.14*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03
10.15*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99
10.16	Amended and Restated Credit Agreement, dated February 17, 2012, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and Union Bank, N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.45	02/22/12
10.17*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05
10.18*	Non-Employee Director Compensation Arrangements	10-K	000-19807	10.27	12/17/10
10.19*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.30	03/31/10
10.20*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05
10.21*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08
10.22*	Form of Restricted Stock Grant Notice and Award Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.33	12/16/11

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.23*	Form of Stock Options Grant Notice and Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.34	12/16/11
10.24*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.24	04/08/13
10.25*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.26*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
10.27*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	01/28/10
10.28*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08
10.29*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08
10.30*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.
†	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. We omitted such portions from this filing and filed them separately with the SEC.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOPSYS, INC.

Date: December 19, 2013	By:	/s/ Brian M. Beattie
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ AART J. DE GEUS Aart J. de Geus	Co-Chief Executive Officer (Co-Principal Executive Officer) and Chairman of the Board of Directors	December 19, 2013

/S/ CHI-FOON CHAN Chi-Foon Chan	Co-Chief Executive Officer (Co-Principal Executive Officer), President and Director	December 19, 2013

/S/ BRIAN M. BEATTIE Brian M. Beattie	Chief Financial Officer (Principal Financial Officer)	December 19, 2013

/S/ ESFANDIAR NADDAF Esfandiar Naddaf	Vice President, Corporate Controller (Principal Accounting Officer)	December 19, 2013

/S/ ALFRED J. CASTINO Alfred J. Castino	Director	December 19, 2013

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	December 19, 2013

/S/ DEBORAH A. COLEMAN Deborah A. Coleman	Director	December 19, 2013

/S/ CHRYSOSTOMOS L. NIKIAS Chrysostomos L. Nikias	Director	December 19, 2013

/S/ JOHN G. SCHWARZ John G. Schwarz	Director	December 19, 2013

/S/ ROY VALLEE Roy Vallee	Director	December 19, 2013

/S/ STEVEN C. WALSKE Steven C. Walske	Director	December 19, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Synopsys, Inc., Magma Design Automation, Inc. and Lotus Acquisition Corp. dated November 30, 2011	8-K	000-19807	2.1	12/01/11
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	07/14/11
10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)
10.3	Lease Agreement, dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The August 17, 1990 Lease”)	S-1	33-45138	10.6	02/24/92 (effective date)
10.3(i)	Amendment No. 1 to The August 17, 1990 Lease	10-K	000-19807	10.13	12/21/07
10.3(ii)	Amendment No. 2 to The August 17, 1990 Lease	10-K	000-19807	10.3(ii)	12/20/12
10.3(iii)	Amendment No. 3 to The August 17, 1990 Lease	10-K	000-19807	10.12	12/21/07
10.3(iv)	Amendment No. 4 to The August 17, 1990 Lease	10-K	000-19807	10.3(iv)	12/20/12
10.3(v)	Amendment No. 5 to The August 17, 1990 Lease	10-K	000-19807	10.11	12/21/07
10.3(vi)	Amendment No. 6 to The August 17, 1990 Lease	10-K	000-19807	10.10	12/21/07
10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	06/10/04
10.5	Lease Agreement, dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The June 16, 1992 Lease”)	10-K	000-19807	10.15	Fiscal year ended September 30, 1992
10.5(i)	Amendment No. 1 to The June 16, 1992 Lease	10-K	000-19807	10.5(i)	12/20/12

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.5(ii)	Amendment No. 2 to The June 16, 1992 Lease	10-K	000-19807	10.5(ii)	12/20/12
10.5(iii)	Amendment No. 3 to The June 16, 1992 Lease	10-K	000-19807	10.15	12/21/07
10.5(iv)	Amendment No. 4 to The June 16, 1992 Lease	10-K	000-19807	10.14	12/21/07
10.6	Lease Agreement, dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The June 23, 1993 Lease”)	10-K	000-19807	10.16	Fiscal year ended September 30, 1993
10.6(i)	Amendment No. 1 to The June 23, 1993 Lease	10-K	000-19807	10.6(i)	12/20/12
10.6(ii)	Amendment No. 2 to The June 23, 1993 Lease	10-K	000-19807	10.17	12/21/07
10.6(iii)	Amendment No. 3 to The June 23, 1993 Lease	10-K	000-19807	10.16	12/21/07
10.7	Lease Agreement, dated August 24, 1995, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The August 24, 1995 Lease”)	10-K	000-19807	10.21	Fiscal year ended September 30, 1995
10.7(i)	Amendment No. 1 to The August 24, 1995 Lease	10-K	000-19807	10.18	12/21/07
10.8	Lease Agreement, dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership, (“The January 2, 1996 Lease”)	10-Q	000-19807	10.28	05/14/96
10.8(i)	First Amendment to The January 2, 1996 Lease	8-K	000-19807	10.42	09/12/06
10.8(ii)	Second Amendment to The January 2, 1996 Lease	8-K	000-19807	10.41	09/12/06
10.8(iii)	Third Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iii)	12/20/12
10.8(iv)	Fourth Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iv)	12/20/12
10.8(v)†	Notification of Change of Ownership of Leased Premises under The January 2, 1996 Lease—Effective September 25, 2012	10-K	000-19807	10.8(v)	12/20/12
10.9	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying Synopsys, Inc. of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/07

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.10	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC, (“The October 14, 2011 Lease”)	10-K	000-19807	10.19	12/16/11
10.10(i)†	Notification of Change of Ownership of Leased Premises under The October 14, 2011 Lease—Effective May 9, 2012	10-K	000-19807	10.10(i)	12/20/12
10.10(ii)	First Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(ii)	3/4/13
10.11*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	01/25/02
10.12*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.21	04/05/12
10.13*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/09/09
10.14*	1994 Non-Employee Directors Stock Option Plan, as amended and restated	10-Q	000-19807	10.1	09/15/03
10.15*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/09/99
10.16	Amended and Restated Credit Agreement, dated February 17, 2012, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and Union Bank, N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.45	02/22/12
10.17*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	01/12/05
10.18*	Non-Employee Director Compensation Arrangements	10-K	000-19807	10.27	12/17/10
10.19*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.30	03/31/10
10.20*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	09/12/05
10.21*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/08
10.22*	Form of Restricted Stock Grant Notice and Award Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.33	12/16/11
10.23*	Form of Stock Options Grant Notice and Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.34	12/16/11
10.24*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.24	04/08/13
10.25*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.26*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
10.27*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	01/28/10

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.28*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.50	06/03/08
10.29*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.51	06/03/08
10.30*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/08
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
32.1	Certification of Co-Chief Executive Officers and Chief Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.
†	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. We omitted such portions from this filing and filed them separately with the SEC.