Form 10-Q
period 2014-01-31
SYNOPSYS INC
filed 2014-02-26
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

As of February 24, 2014, there were 154,083,614 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JANUARY 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	January 31, 2014	October 31, 2013*
ASSETS
Current assets:
Cash and cash equivalents	$893,053	$1,022,441
Accounts receivable, net	246,774	256,026
Deferred income taxes	93,409	92,058
Income taxes receivable and prepaid taxes	19,142	18,277
Prepaid and other current assets	68,487	59,175

Total current assets	1,320,865	1,447,977
Property and equipment, net	197,335	197,600
Goodwill	1,966,819	1,975,971
Intangible assets, net	307,912	335,425
Long-term prepaid taxes	7,119	7,935
Long-term deferred income taxes	235,460	243,066
Other long-term assets	156,646	150,961

Total assets	$4,192,156	$4,358,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$217,404	$358,197
Accrued income taxes	11,217	7,168
Deferred revenue	778,082	827,554
Short-term debt	30,000	30,000

Total current liabilities	1,036,703	1,222,919
Long-term accrued income taxes	50,630	53,064
Long-term deferred revenue	54,743	54,736
Long-term debt	67,500	75,000
Other long-term liabilities	159,365	164,939

Total liabilities	1,368,941	1,570,658
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 154,053 and 154,169 shares outstanding, respectively	1,541	1,542
Capital in excess of par value	1,601,935	1,597,244
Retained earnings	1,382,199	1,324,854
Treasury stock, at cost: 3,211 and 3,095 shares, respectively	(116,035)	(106,668)
Accumulated other comprehensive income (loss)	(46,425)	(28,695)

Total stockholders’ equity	2,823,215	2,788,277
Total liabilities and stockholders’ equity	$4,192,156	$4,358,935

*	Derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,
	2014	2013
Revenue:
Time-based license	$400,146	$385,959
Upfront license	33,972	30,789
Maintenance and service	44,833	58,389

Total revenue	478,951	475,137
Cost of revenue:
License	62,825	64,492
Maintenance and service	20,271	20,055
Amortization of intangible assets	22,753	26,516

Total cost of revenue	105,849	111,063

Gross margin	373,102	364,074
Operating expenses:
Research and development	167,543	157,510
Sales and marketing	105,792	101,758
General and administrative	34,233	37,938
Amortization of intangible assets	5,378	5,887

Total operating expenses	312,946	303,093

Operating income	60,156	60,981
Other income (expense), net	11,028	10,749

Income before provision for income taxes	71,184	71,730
Provision (benefit) for income taxes	3,488	1,808

Net income	$67,696	$69,922

Net income per share:
Basic	$0.44	$0.46

Diluted	$0.43	$0.45

Shares used in computing per share amounts:
Basic	154,066	151,477

Diluted	156,756	154,531

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended January 31,
	2014	2013
Net income	$67,696	$69,922
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(13,849)	(6,842)
Cash flow hedges:
Deferred gain (loss), net of tax of $1,329 and $344, respectively	(575)	5,825
Reclassification adjustment (gain) loss included in net income, net of tax of $294 and $(56), respectively	(3,306)	279

Other comprehensive income (loss), net of tax effects	(17,730)	(738)

Comprehensive income	49,966	69,184

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended January 31,
	2014	2013
Cash flow from operating activities:
Net income	$67,696	$69,922
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	43,714	47,064
Stock compensation	18,118	17,700
Allowance for doubtful accounts	(400)	2,083
Deferred income taxes	5,891	(4,900)
Loss (gain) on sales of investments	(6,529)	—
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	7,910	20,341
Prepaid and other current assets	(13,635)	(23,329)
Other long-term assets	(6,695)	(10,484)
Accounts payable and other liabilities	(134,902)	(152,207)
Income taxes	(10,068)	(1,597)
Deferred revenue	(44,992)	(56,031)

Net cash used in operating activities	(73,892)	(91,438)

Cash flows from investing activities:
Purchases of property and equipment	(14,353)	(13,980)
Cash paid for intangible assets	(900)	—
Sales of long-term investments	6,791	—
Capitalization of software development costs	(902)	(825)

Net cash used in investing activities	(9,364)	(14,805)

Cash flows from financing activities:
Principal payments on capital leases	(111)	(409)
Acquisition of non-controlling interests	—	(44,004)
Repayment of debt	(7,748)	(7,619)
Issuances of common stock	21,581	15,615
Purchases of treasury stock	(54,747)	—

Net cash (used in) provided by financing activities	(41,025)	(36,417)
Effect of exchange rate changes on cash and cash equivalents	(5,107)	(7,357)

Net change in cash and cash equivalents	(129,388)	(150,017)
Cash and cash equivalents, beginning of year	1,022,441	700,382

Cash and cash equivalents, end of period	$893,053	$550,365

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Synopsys, Inc. (Synopsys or the Company) is a world leader in supplying the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. The Company also provides software and hardware used to develop the systems that incorporate integrated circuits and the software that runs on those integrated circuits. The Company’s intellectual property (IP) products are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. To complement these product offerings, the Company provides technical services to support these solutions and help its customers develop chips and electronic systems.

Note 2. Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2013 as filed with the SEC on December 20, 2013.

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

Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2014 and 2013 are both 52-week years. The first fiscal quarters of fiscal 2014 and 2013 ended on February 1, 2014 and February 2, 2013, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.

Note 3. Financial Assets and Liabilities

Non-marketable equity securities. The Company’s strategic investment portfolio consists of non-marketable equity securities in privately held companies. The securities accounted for under cost method investments are reported at cost net of impairment losses. Securities accounted for under equity method investments are recorded at cost plus the proportional share of the issuers’ income or loss, which is recorded in the Company’s other income (expense), net. The cost basis of securities sold is based on the specific identification method. Refer to Note 4. Fair Value Measures.

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

The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months ended January 31,
	2014	2013
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(943)	$3,133

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of January 31, 2014	As of October 31, 2013
	(in thousands)
Total gross notional amount	$667,009	$746,801
Net fair value	$7,250	$7,199

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of January 31, 2014 and October 31, 2013, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2014
Other current assets	$12,295	$861
Accrued liabilities	$5,873	$33

As of October 31, 2013
Other current assets	$12,417	$20
Accrued liabilities	$5,103	$135

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2014
Foreign exchange contracts	Revenue	$3,188	Revenue	$2,756
Foreign exchange contracts	Operating expenses	(3,782)	Operating expenses	550

Total		$(594)		$3,306

Three months ended January 31, 2013
Foreign exchange contracts	Revenue	$2,628	Revenue	$487
Foreign exchange contracts	Operating expenses	3,323	Operating expenses	(766)

Total		$5,951		$(279)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2014
Foreign exchange contracts	$119	$1,594
For the three months ended January 31, 2013
Foreign exchange contracts	$367	$471

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.

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

On a recurring basis, the Company measures the fair value of certain of its assets and liabilities, which include cash equivalents, non-qualified deferred compensation plan assets, foreign currency derivative contracts and contingent consideration associated with business combinations.

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

The Company’s borrowings under its credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 7. Credit Facility.

The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. As of January 31, 2014 and October 31, 2013, the fair value of contingent consideration liability was estimated at $0.5 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2014:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$520,271	$520,271	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	13,156	—	13,156	—
Other long-term assets:
Deferred compensation plan assets	133,890	133,890	—	—

Total assets	$667,317	$654,161	$13,156	$—

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,906	$—	$5,906	$—
Contingent consideration	500	—	—	500

Total liabilities	$6,406	$—	$5,906	$500

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2013:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$552,470	$552,470	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	12,437	—	12,437	—
Other long-term assets:
Deferred compensation plan assets	126,621	126,621	—	—

Total assets	$691,528	$679,091	$12,437	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,238	$—	$5,238	$—
Contingent consideration	493	—	—	493

Total liabilities	$5,731	$—	$5,238	$493

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

The Company did not recognize any impairment during the three months ended January 31, 2014 and January 31, 2013.

As of January 31, 2014, the fair value of the Company’s non-marketable securities was $11.0 million, of which $6.7 million and $4.3 million were accounted for under the cost method and equity method, respectively. As of October 31, 2013 the fair value of non-marketable securities was $11.5 million, of which $6.9 million and $4.6 million were accounted for under the cost method and equity method, respectively. During the three months ended January 31, 2014, the company received a cash distribution of $6.6 million from the liquidation of one of its investments with a cost basis of $0.2 million resulting in a $6.4 million gain, which was recorded to other income (expense), net.

Note 5. Goodwill and Intangible Assets

Goodwill as of January 31, 2014 consisted of the following:

(in thousands)
Balance at October 31, 2013	$1,975,971
Effect of foreign currency translation	(9,152)

Balance at January 31, 2014	$1,966,819

Intangible assets as of January 31, 2014 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$382,311	$243,652	$138,659
Customer relationships	176,970	74,762	102,208
Contract rights intangible	140,015	85,851	54,164
Covenants not to compete	2,530	2,497	33
Trademarks and trade names	10,879	5,770	5,109
In-process research and development (IPR&D)(1)	3,688	—	3,688
Capitalized software development costs	19,092	15,041	4,051

Total	$735,485	$427,573	$307,912

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2013 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$380,724	$228,065	$152,659
Customer relationships	177,151	69,745	107,406
Contract rights intangible	140,517	78,950	61,567
Covenants not to compete	2,530	2,480	50
Trademarks and trade names	10,891	5,459	5,432
In-process research and development (IPR&D)(1)	4,298	—	4,298
Capitalized software development costs	18,190	14,177	4,013

Total	$734,301	$398,876	$335,425

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2014	2013
	(in thousands)
Core/developed technology	$15,621	$17,134
Customer relationships	5,053	5,373
Contract rights intangible	7,126	9,377
Covenants not to compete	17	33
Trademarks and trade names	314	486
Capitalized software development costs(1)	864	786

Total	$28,995	$33,189

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2014	$82,555
2015	94,039
2016	59,147
2017	26,354
2018	14,628
2019 and thereafter	27,501
IPR&D(1)	3,688

Total	$307,912

(1)	IPR&D projects are estimated to be completed within one year as of January 31, 2014. Assets are amortized over their useful life upon completion of the project or are written off upon abandonment.

Note 6. Liabilities

Accounts payable and accrued liabilities consist of:

	January 31, 2014	October 31, 2013
	(in thousands)
Payroll and related benefits	$166,099	$302,374
Other accrued liabilities	43,221	47,248
Accounts payable	8,084	8,575

Total	$217,404	$358,197

Other long-term liabilities consist of:

	January 31, 2014	October 31, 2013
	(in thousands)
Deferred compensation liability	$133,890	$126,621
Other long-term liabilities	25,475	38,318

Total	$159,365	$164,939

Note 7. Credit Facility

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

As of January 31, 2014, the Company had a $97.5 million outstanding balance under the Term Loan, of which $67.5 million is classified as long-term, and no outstanding balance under the Revolver. As of October 31, 2013, the Company had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million is classified as long-term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. At January 31, 2014, borrowings under the Term Loan bore interest at LIBOR + 1.125% and the applicable interest rate for the Revolver was LIBOR + 0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.

These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy. The carrying amount of the short-term and long-term debt approximates the estimated fair value.

Note 8. Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	January 31, 2014	October 31, 2013
	(in thousands)
Cumulative currency translation adjustments	$(40,696)	$(26,848)
Unrealized gain (loss) on derivative instruments, net of taxes	(5,729)	(1,847)

Total accumulated other comprehensive income (loss)	$(46,425)	$(28,695)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2014	2013
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$2,756	$487
Operating expenses	550	(766)

Total reclassifications into net income	$3,306	$(279)

Note 9. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on December 3, 2013, as announced on December 4, 2013. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2014, $445.3 million remained available for further repurchases under the program.

The Company reissued 1.3 million and 1.1 million shares of treasury stock during the three months ended January 31, 2014 and January 31, 2013, respectively.

Note 10. Stock Compensation

The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2014	2013
	(in thousands)
Cost of license	$1,861	$1,817
Cost of maintenance and service	428	479
Research and development expense	8,916	8,136
Sales and marketing expense	3,732	3,673
General and administrative expense	3,181	3,595

Stock compensation expense before taxes	18,118	17,700
Income tax benefit	(4,220)	(3,959)

Stock compensation expense after taxes	$13,898	$13,741

As of January 31, 2014, there was $119.4 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.5 years.

The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2014	2013
	(in thousands)
Intrinsic value of awards exercised	$16,199	$7,705

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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net income	$67,696	$69,922
Denominator:
Weighted-average common shares for basic net income per share	154,066	151,477
Dilutive effect of potential common shares from equity-based compensation	2,690	3,054

Weighted-average common shares for diluted net income per share	156,756	154,531

Net income per share:
Basic	$0.44	$0.46
Diluted	$0.43	$0.45
Anti-dilutive employee stock-based awards excluded(1)	1,378	2,573

(1)	These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were antidilutive for the respective periods, they could be dilutive in the future.

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

The Company operates in a single segment to provide software products and consulting services in the EDA software industry. In making operating decisions, the CODMs primarily consider consolidated financial information, accompanied by disaggregated information about revenues by geographic region. Specifically, the CODMs consider where individual “seats” or licenses to the Company’s products are located in allocating revenue to particular geographic areas. Revenue is defined as revenues from external customers. Goodwill is not allocated since the Company operates in one reportable operating segment. Revenues related to operations in the United States and other geographic areas were:

	Three Months Ended January 31,
	2014	2013
	(in thousands)
Revenue:
United States	$233,627	$233,133
Europe	66,654	63,439
Japan	64,320	69,648
Asia Pacific and Other	114,350	108,917

Consolidated	$478,951	$475,137

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 11.6% and 11.0% of the Company’s unaudited condensed consolidated revenue in the three months ended January 31, 2014 and 2013, respectively.

Note 13. Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2014	2013
	(in thousands)
Interest income	$367	$335
Interest expense	(357)	(464)
Gain (loss) on assets related to executive deferred compensation plan	1,042	5,413
Foreign currency exchange gain (loss)	893	4,404
Other, net(1)	9,083	1,061

Total	$11,028	$10,749

(1)	Refer to Note 4. Fair Value Measures.

Note 14. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2014	2013
	(in thousands)
Income before income taxes	$71,184	$71,730
Provision for income tax	$3,488	$1,808
Effective tax rate	4.9%	2.5%

The Company’s effective tax rate for the three months ended January 31, 2014 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations, U.S. federal and California research tax credits, and a settlement with the Internal Revenue Service (IRS) for fiscal 2012, partially offset by state taxes and non-deductible stock compensation.

The Company’s effective tax rate for the three months ended January 31, 2014 as compared to the three months ended January 31, 2013 was higher principally due to the reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2013 as well as the reversal of deferred taxes resulting from the merger of a foreign affiliate partially offset by tax benefits of settlement with the IRS in the first quarter of fiscal 2014 of the Company’s fiscal 2012 tax filing. The expiration of the U.S. federal research tax credit on December 31, 2013 resulted in only two months of tax credit in fiscal 2014, compared to fiscal 2013 that had an additional tax credit for ten months of fiscal 2012 due to the reinstatement of the tax credit as well as a full year tax credit for fiscal 2013.

The Company’s total gross unrecognized tax benefits at January 31, 2014 are $115.0 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at January 31, 2014 were recognized in the future, approximately $115.0 million would decrease the effective tax rate.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $36 million.

IRS Examinations

On November 6, 2013, the Company reached final settlement with the IRS on the remaining fiscal 2012 issues and recognized approximately $10 million in unrecognized tax benefits in the first quarter of fiscal 2014.

Note 15. Subsequent Events

On February 19, 2014, the Company entered into a definitive agreement to acquire Coverity, Inc. (Coverity), a leading provider of software quality, testing, and security tools, for a total consideration of approximately $375 million in cash and assumption of outstanding unvested Coverity stock options. The acquisition is anticipated to close in the second fiscal quarter of 2014. The Company expects to fund the acquisition using a combination of cash and debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor industry, our business outlook, the ability of our prior acquisitions to drive revenue growth, the expected closing and sources of funding of our acquisition of Coverity, Inc., the sufficiency of our cash and cash equivalents and cash generated from operations, and our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, as filed with the Securities and Exchange Commission (SEC) on December 20, 2013.

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

As we continue to expand our product portfolio and our total addressable market, for instance in IP products, we may experience increased variability in our revenue, though we expect time-based revenue to continue to generally represent approximately 90% of our total revenue. We also continue to pursue acquisitions to broaden our product offerings. For example, we recently announced an agreement to acquire Coverity, Inc. (Coverity), and while we believe it will expand our total addressable market, we expect that, if consummated, it will have a negative effect on net income in the short term. Overall, our business outlook remains solid based on our leading technology, customer relationships, business model, diligent expense management, and acquisition strategy. We believe that these factors will help us continue to successfully execute our strategies.

Financial Performance Summary for the Three Months Ended January 31, 2014 (Compared to the Three Months Ended January 31, 2013)

Net income for the quarter was slightly lower than the same period in fiscal 2013 as increases in revenue were offset by higher operating expenses.

•	Total revenue increased by 1%. We continued to derive more than 90% of our revenue from time-based revenue.

•	Cost of revenue improved by 5% primarily due to lower amortization of intangibles.

•	Operating expenses were higher by 3% mainly due to higher headcount, which is the main driver of our expenses.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, filed with the SEC on December 20, 2013.

Results of Operations

Revenue Background

We generate our revenue from the sale of software licenses, maintenance and professional services and, to a small extent, hardware products. With respect to software licenses, we utilize three license types:

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

We recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted average license term of the TSLs and term licenses we entered into for the three months ended January 31, 2014 and 2013 was 2.6 and 2.4 years, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.

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

Total Revenue

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$479.0	$475.1	$3.9	1%

Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our quarterly revenue due to factors such as the timing of renewals of maintenance contracts, timing of IP consulting projects and royalties, and certain contracts where revenue is recognized when customer installment payments are due, as well as volatility in hardware sales.

Total revenue for the three months ended January 31, 2014 compared to the same period in fiscal 2013 was relatively flat as an increase in time-based license revenue was offset by a decrease in our maintenance and service revenue.

Time-Based License Revenue

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$400.1	$385.9	$14.2	4%
Percentage of total revenue	84%	81%

The increase in time-based license revenue for the three months ended January 31, 2014 compared to the same period in fiscal 2013 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods.

Upfront License Revenue

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$34.0	$30.8	$3.2	10%
Percentage of total revenue	7%	6%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.

The increase in upfront license revenue for the three months ended January 31, 2014 compared to the same period in fiscal 2013 was primarily attributable to an increase in the sale of perpetual licenses to IP and system-level products.

Maintenance and Service Revenue

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$18.8	$20.9	$(2.1)	(10)%
Professional services and other revenue	26.1	37.5	(11.4)	(30)%

Total maintenance and service revenue	$44.9	$58.4	$(13.5)	(23)%

Percentage of total revenue	9%	12%

Maintenance revenue fluctuates primarily due to the timing of renewals of maintenance contracts.

Professional services and other revenue decreased in the three months ended January 31, 2014 compared to the same period in fiscal 2013, primarily due to the timing of projects that require significant modification or customization and are accounted for using the percentage of completion method.

Cost of Revenue

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$62.8	$64.5	$(1.7)	(3)%
Cost of maintenance and service revenue	20.3	20.1	0.2	1%
Amortization of intangible assets	22.7	26.5	(3.8)	(14)%

Total	$105.8	$111.1	$(5.3)	(5)%

Percentage of total revenue	22%	23%

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

The decrease in cost of revenue in the three months ended January 31, 2014 compared to the same period in fiscal 2013 was primarily due to a decrease of $3.8 million in amortization of intangible assets due to certain intangible assets being fully amortized in fiscal 2013, and $2.3 million in lower product costs, as the same period of fiscal 2013 included market value adjustments related to inventories acquired through a business combination that were fully consumed in fiscal 2013.

As a percentage of revenue, cost of revenue marginally decreased in the three months ended January 31, 2014 compared to the same period in fiscal 2013 primarily due to the decrease in amortization of intangible assets.

Operating Expenses

Research and Development

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$167.5	$157.5	$10.0	6%
Percentage of total revenue	35%	33%

The increase in research and development expenses in the three months ended January 31, 2014 compared to the same period in fiscal 2013 was primarily due to increases of $6.1 million in personnel-related costs and $2.9 million in functionally allocated expenses, which were both due to headcount increases.

Sales and Marketing

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$105.8	$101.8	$4.0	4%
Percentage of total revenue	22%	21%

The increase in sales and marketing expenses in the three months ended January 31, 2014 compared to the same period in fiscal 2013 was primarily due to an increase in marketing events.

General and Administrative

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$34.2	$37.9	$(3.7)	(10)%
Percentage of total revenue	7%	8%

The decrease in general and administrative expenses for the three months ended January 31, 2014 compared to the same period in fiscal 2013 was primarily due to decreases of $2.0 million in personnel-related costs, higher allocation of $3.6 million in expenses to other functions, resulting from increased headcount in other functions, and $2.6 million in bad debt reserve. The decreases were partially offset by an increase of $3.2 million in professional service costs.

Amortization of Intangible Assets

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$22.7	$26.5	$(3.8)	(14)%
Included in operating expenses	5.4	5.9	(0.5)	(8)%

Total	$28.1	$32.4	$(4.3)	(13)%

Percentage of total revenue	6%	7%

The decrease in amortization of intangible assets for the three months ended January 31, 2014 compared to the same period in fiscal 2013 was due to certain intangible assets being fully amortized in fiscal 2013. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), net

	January 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.4	$0.3	$0.1	33%
Interest (expense)	(0.4)	(0.5)	0.1	(20)%
Gain on assets related to executive deferred compensation plan assets	1.0	5.4	(4.4)	(81)%
Foreign currency exchange gain	0.9	4.4	(3.5)	(80)%
Other, net	9.1	1.1	8.0	727%

Total	$11.0	$10.7	$0.3	3%

Other income (expense), net was relatively flat in the three months ended January 31, 2014 compared to the same period in fiscal 2013 primarily due to a gain from the sale of a non-marketable equity investment that was recorded with the other, net amount being offset by less favorable movements in both foreign currency exchange and the value of investments within the executive deferred compensation plan compared to the same period in fiscal 2013.

Taxes

The Company’s effective tax rate for the three months ended January 31, 2014 as compared to the three months ended January 31, 2013 was higher principally due to the reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2013 as well as the reversal of deferred taxes resulting from the merger of a foreign affiliate partially offset by tax benefits of settlement with the IRS in the first quarter of fiscal 2014 of the Company’s fiscal 2012 tax filing. The expiration of the U.S. federal research tax credit on December 31, 2013 resulted in only two months of tax credit in fiscal 2014, compared to fiscal 2013 that had an additional tax credit for ten months of fiscal 2012 due to the reinstatement of the tax credit as well as a full year tax credit for fiscal 2013. For further discussion of the provision for income taxes, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.

As of January 31, 2014, we held an aggregate of $289.2 million in cash and cash equivalents in the United States and an aggregate of $603.9 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the three months ended January 31, 2014.

Cash and Cash Equivalents

	January 31, 2014	October 31, 2013	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$893.1	$1,022.4	$(129.3)	(13)%

Our cash used in operating activities was $73.9 million in the first quarter of fiscal 2014.

Other cash investing and financing activities were (1) share repurchases of $54.7 million, offset by proceeds from employee stock plans of $21.6 million, (2) purchases of property and equipment of $14.4 million, (3) proceeds from the sale of non-marketable equity securities of $6.8 million, and (4) payment for our Term Loan (as defined below) of $7.5 million.

Cash Flows

	January 31,
	2014	2013	$ Change
	(dollars in millions)
Three months ended
Cash used in operating activities	$(73.9)	$(91.4)	$17.5
Cash used in investing activities	(9.4)	(14.8)	5.4
Cash used in financing activities	(41.0)	(36.4)	(4.6)

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

Cash used in operating activities. Cash used in operating activities for the three months ended January 31, 2014 was lower compared to the same period in fiscal 2013 primarily due to lower disbursements.

Cash used in investing activities. Cash used in investing activities for the three months ended January 31, 2014 was lower compared to the same period in fiscal 2013 due to the sale of non-marketable equity securities.

Cash used in financing activities. Cash used in financing activities for the three months ended January 31, 2014 was higher compared to the same period in fiscal 2013 primarily due to share repurchases in the current period that did not occur in the same period of fiscal 2013, partially offset by our payment to acquire the remaining non-controlling interest in SpringSoft in the same period of fiscal 2013 and increased proceeds from employee stock plans in the current period.

Accounts Receivable, net

January 31, 2014	October 31, 2013	$ Change	% Change
(dollars in millions)
$246.8	$256.0	$(9.2)	(4)%

Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 47 days at January 31, 2014, and 46 days at October 31, 2013. DSO remained relatively flat due to decreases in our revenue and accounts receivable balance.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	January 31, 2014	October 31, 2013	$ Change	% Change
	(dollars in millions)
Current assets	$1,320.9	$1,448.0	$(127.1)	(9)%
Current liabilities	1,036.7	1,222.9	(186.2)	(15)%

Working capital	$284.2	$225.1	$59.1	26%

Changes in our working capital were primarily due to: (1) a $140.8 million decrease in accounts payable and accrued liabilities, (2) a $49.5 million decrease in deferred revenue due to timing of our billings, (3) a $10.9 million increase in prepaid and other current assets due to the timing of payments for maintenance contracts. These changes in working capital were partially offset by a $129.4 million decrease in cash and cash equivalents, and a $9.3 million decrease in accounts receivable.

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

As of January 31, 2014, we had a $97.5 million outstanding balance under the Term Loan, of which $67.5 million is classified as long-term, and no outstanding balance under the Revolver. As of October 31, 2013, we had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million is classified as long-term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over our choice of market-observable base rates as defined in the Credit Agreement. At January 31, 2014, borrowings under the Term Loan bore interest at LIBOR + 1.125% and the applicable interest rate for the Revolver was LIBOR + 0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment.

Pending acquisition of Coverity

On February 19, 2014, we entered into a definitive agreement to acquire Coverity, a leading provider of software quality, testing, and security tools, for a total consideration of approximately $375 million in cash and assumption of outstanding unvested Coverity stock options. The acquisition is anticipated to close in the second fiscal quarter of 2014. We expect to fund the acquisition using a combination of cash and debt.

Other

As of January 31, 2014, our cash equivalents consisted of cash deposits, tax-exempt money market mutual funds, and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.

We proactively manage our cash and cash equivalents balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Our cash equivalents are classified within Level 1 under fair value guidance. See Notes 3 and 4 of the Notes to Unaudited Condensed Consolidated Financial Statements.

We believe that our current cash and cash equivalents, cash generated from operations, and available credit under our Revolver will satisfy our routine business requirements for at least the next twelve months and the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of January 31, 2014, our exposure to market risk has not changed materially since October 31, 2013. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, filed with the SEC on December 20, 2013.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of January 31, 2014, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2014, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2014, that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

A discussion of certain legal proceedings can be found in Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 as filed with the SEC on December 20, 2013. There have been no material developments. However, on December 21, 2013, Mentor Graphics Corporation (Mentor) filed an inter partes review request with the U.S. Patent and Trademark Office (the PTO) challenging the validity of Synopsys’ United States Patent No. 6,836,420. The ‘420 patent is one of the patents-in-suit in Synopsys’ action for patent infringement against Mentor pending in federal district court in the Northern District of California. On February 19, 2014, the PTO issued its final decision in the inter partes review of Mentor’s Patent No. 6,240,376, finding some of the challenged claims invalid and some of the challenged claims valid. The ‘376 patent is one of the patents-in-suit in Mentor’s action for patent infringement against Synopsys pending in federal district court in the District of Oregon.

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

Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions in the future, but we may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets or other risks, which could harm our operating results. Acquisitions are difficult, time-consuming, and pose a number of risks, including:

•	Potential negative impact on our earnings per share;
•	Failure of acquired products to achieve projected sales;
•	Problems in integrating the acquired products with our products;
•	Difficulties entering into new markets in which we are not experienced;
•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;
•	Difficulties in retaining and integrating key employees;
•	Substantial reductions of our cash resources and/or the incurrence of debt;
•	Failure to realize expected synergies or cost savings;
•	Dilution of our current stockholders through the issuance of common stock as part of the merger consideration;
•	Assumption of unknown liabilities, including tax and litigation, and the related expenses and diversion of resources;
•	Disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process;
•	Potential negative impact on our relationships with customers, distributors and business partners; and
•	Negative impact on our earnings resulting from the application of ASC 805, Business Combinations.

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition. For example, we recently announced our agreement to acquire Coverity, a leading provider of software quality, testing, and security tools. This is a new, though adjacent, market for us, and it may have different and unfamiliar characteristics from the markets we currently serve. If, for example, we are unable to meet Coverity customer needs and service requirements, retain key Coverity employees, or effectively compete against Coverity competitors, we may not realize the expected financial and strategic benefits of the acquisition.

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

•	Our ability to implement effective cost control measures;
•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;
•	Expenses related to our acquisition and integration of businesses and technology;
•	Changes to our effective tax rate;
•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products; and
•	General economic and political conditions that affect the semiconductor and electronics industries.

The timing of revenue recognition may also cause our revenue or earnings to fluctuate, due to factors that include:

•	Cancellations or changes to levels of license orders or the mix between upfront license revenue and time-based license revenue;
•	Delay of one or more orders for a particular period, particularly orders generating upfront license revenue;
•	Delay in the completion of professional services projects that require significant modification or customization and are accounted for using the percentage of completion method;
•	Delay in the completion and delivery of IP products in development that customers have paid for early access to;
•	Customer contract amendments or renewals that provide discounts or defer revenue to later periods;
•

The levels of our hardware revenues, which are recognized upfront and are primarily dependent upon our ability to provide the latest technology and meet customer requirements, and which can therefore increase variability in our recognized revenue; such variability in turn may impact our levels of excess and obsolete inventory expenses; and

•	Changes in or challenges to our revenue recognition model.

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

More than half of our worldwide cash and cash equivalents balance is held by our international subsidiaries in their own accounts outside the United States—approximately 68% as of January 31, 2014. At present, such foreign funds are considered to be indefinitely reinvested abroad to the extent they derive from indefinitely reinvested foreign earnings. We have a credit agreement with several lenders providing for a $150 million term loan facility and a $350 million revolving credit facility, and as of January 31, 2014, we had outstanding debt of $97.5 million under our term loan facility, and no outstanding balance under our revolving credit facility. Should our cash spending needs in the U.S. rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure and the market price of our common stock.

From time to time we are subject to claims that our products infringe on third-party intellectual property rights.

We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. For example, in December 2011, a patent infringement lawsuit was filed against us by Dynetix Design Solutions, Inc., which seeks, among other things, compensatory damages and a permanent injunction. We may also acquire companies that are party to existing infringement claims. For example, EVE, a company we acquired in October 2012, is a party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. Further information regarding the Dynetix and EVE lawsuits is contained in Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

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

We may be subject to legal claims or regulatory matters involving stockholder, consumer, employment, competition, and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and results of operations could be materially harmed. Further information regarding material pending lawsuits, other than ordinary routine litigation incidental to our business, is contained in Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended January 31, 2014.

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1 (2)
November 3, 2013 through December 7, 2013	—	—	—	$500,000,000
Month #2
December 8, 2013 through January 4, 2014	1,421,946	$38.5016	1,421,946	$445,252,819
Month #3
January 5, 2014 through February 1, 2014	—	—	—	$445,252,819

Total	1,421,946	$38.5016	1,421,946	$445,252,819

(1)	All months shown are Synopsys’ fiscal months.
(2)	Our Board of Directors replenished the stock repurchase program up to $500.0 million on December 3, 2013, as announced on December 4, 2013.

See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: February 26, 2014	By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X