Form 10-Q
period 2014-04-30
SYNOPSYS INC
filed 2014-05-28
CIK 883241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

As of May 23, 2014, there were 154,734,978 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	April 30, 2014	October 31, 2013*
ASSETS
Current assets:
Cash and cash equivalents	$821,633	$1,022,441
Accounts receivable, net	322,606	256,026
Deferred income taxes	99,385	92,058
Income taxes receivable and prepaid taxes	18,241	18,277
Prepaid and other current assets	66,406	59,175

Total current assets	1,328,271	1,447,977
Property and equipment, net	202,860	197,600
Goodwill	2,254,454	1,975,971
Intangible assets, net	398,560	335,425
Long-term prepaid taxes	9,605	7,935
Long-term deferred income taxes	203,554	243,066
Other long-term assets	163,232	150,961

Total assets	$4,560,536	$4,358,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$275,611	$358,197
Accrued income taxes	17,847	7,168
Deferred revenue	781,274	827,554
Short-term debt	230,000	30,000

Total current liabilities	1,304,732	1,222,919
Long-term accrued income taxes	42,943	53,064
Long-term deferred revenue	72,212	54,736
Long-term debt	60,000	75,000
Other long-term liabilities	161,530	164,939

Total liabilities	1,641,417	1,570,658
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 154,707 and 154,169 shares outstanding, respectively	1,547	1,542
Capital in excess of par value	1,614,838	1,597,244
Retained earnings	1,437,246	1,324,854
Treasury stock, at cost: 2,558 and 3,095 shares, respectively	(94,659)	(106,668)
Accumulated other comprehensive income (loss)	(39,853)	(28,695)

Total stockholders’ equity	2,919,119	2,788,277
Total liabilities and stockholders’ equity	$4,560,536	$4,358,935

*	Derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Revenue:
Time-based license	$424,185	$413,491	$824,331	$799,450
Upfront license	36,297	24,779	70,269	55,568
Maintenance and service	57,215	60,987	102,048	119,376

Total revenue	517,697	499,257	996,648	974,394
Cost of revenue:
License	67,302	61,569	130,127	126,061
Maintenance and service	21,109	19,766	41,380	39,821
Amortization of intangible assets	25,674	26,398	48,427	52,914

Total cost of revenue	114,085	107,733	219,934	218,796

Gross margin	403,612	391,524	776,714	755,598
Operating expenses:
Research and development	178,043	169,962	345,586	327,472
Sales and marketing	114,784	103,930	220,576	205,688
General and administrative	40,575	32,254	74,808	70,192
Amortization of intangible assets	6,376	5,875	11,754	11,762

Total operating expenses	339,778	312,021	652,724	615,114

Operating income	63,834	79,503	123,990	140,484
Other income (expense), net	4,225	7,204	15,253	17,953

Income before provision for income taxes	68,059	86,707	139,243	158,437
Provision (benefit) for income taxes	4,742	18,016	8,230	19,824

Net income	$63,317	$68,691	$131,013	$138,613

Net income per share:
Basic	$0.41	$0.45	$0.85	$0.91

Diluted	$0.40	$0.44	$0.83	$0.89

Shares used in computing per share amounts:
Basic	154,572	153,515	154,319	152,496

Diluted	157,082	156,606	156,986	155,662

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$63,317	$68,691	$131,013	$138,613
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,634	(7,670)	(11,215)	(14,512)
Cash flow hedges:
Deferred gains (losses), net of tax of $(873) and $456, for the three and six months ended April 30, 2014, respectively, and of $2,188 and $2,532 for each of the same periods in fiscal 2013, respectively	3,064	(2,128)	2,489	3,696
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,798) and $(1,504), for the three and six months ended April 30, 2014, respectively, and of $(144) and $(199) for each of the same periods in fiscal 2013, respectively	874	(2,010)	(2,432)	(1,730)

Other comprehensive income (loss), net of tax effects	6,572	(11,808)	(11,158)	(12,546)

Comprehensive income	$69,889	$56,883	$119,855	$126,067

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended April 30,
	2014	2013
Cash flow from operating activities:
Net income	$131,013	$138,613
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	91,585	94,154
Stock compensation	36,941	33,229
Allowance for doubtful accounts	(250)	901
Deferred income taxes	9,266	8,225
Loss (gain) on sale of investments	(6,529)	(101)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(59,577)	39,287
Prepaid and other current assets	(4,557)	(27,502)
Other long-term assets	(13,756)	(16,524)
Accounts payable and other liabilities	(83,135)	(97,569)
Income taxes	(15,021)	(2,574)
Deferred revenue	(48,069)	(127,847)

Net cash provided by operating activities	37,911	42,292

Cash flows from investing activities:
Proceeds from sales of long-term investments	7,304	222
Proceeds from sale of property and equipment	—	2,000
Purchases of property and equipment	(29,901)	(29,426)
Cash paid for acquisitions and intangible assets, net of cash acquired	(367,965)	—
Capitalization of software development costs	(1,875)	(1,787)

Net cash used in investing activities	(392,437)	(28,991)

Cash flows from financing activities:
Proceeds from credit facility	200,000	—
Repayment of debt	(15,497)	(15,237)
Acquisition of non-controlling interests	—	(44,004)
Issuances of common stock	53,326	75,193
Purchases of treasury stock	(79,747)	(34,998)
Other	(706)	(1,914)

Net cash provided by (used in) financing activities	157,376	(20,960)
Effect of exchange rate changes on cash and cash equivalents	(3,658)	(11,705)

Net change in cash and cash equivalents	(200,808)	(19,364)
Cash and cash equivalents, beginning of year	1,022,441	700,382

Cash and cash equivalents, end of period	$821,633	$681,018

See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Synopsys, Inc. (Synopsys or the Company) is a world leader in supplying the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. The Company also offers intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. The Company provides software and hardware used to develop the systems that incorporate chips and the software that runs on them. To complement these product offerings, the Company provides technical services to support these solutions and helps its customers develop chips and electronic systems. The Company also is a leading provider of software tools that developers use to improve the quality and time-to-market of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.

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

Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2014 and 2013 are both 52-week years. The second fiscal quarters, and first six months of fiscal 2014 and 2013 ended on May 3, 2014 and May 4, 2013, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.

Note 3. Business Combinations

During the second quarter of fiscal 2014, the Company made several acquisitions that were accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s balance sheet and results of operations. The consolidated financial statements include the operating results of each acquired business from the respective date of acquisition.

Acquisition of Coverity, Inc. (Coverity)

On March 24, 2014, the Company acquired Coverity, the leading provider of software quality, testing and security tools, for $375.5 million in cash, payable to holders of Coverity capital stock and vested stock options. Additionally, the Company assumed outstanding unvested Coverity stock options. The Company believes this acquisition has enabled it to enter into a new, growing market dedicated to helping companies deliver better software faster, by finding software code defects as the code is being developed rather than at the end of the process. Coverity’s customer base includes Synopsys’ semiconductor and systems companies, albeit different users and budgets, and extends well beyond to software developers such as independent software vendors and any company engaging in e-commerce.

The total purchase consideration and the preliminary purchase price allocation were as follows:

(in thousands)
Total consideration	$375,500
Goodwill	266,423
Identifiable intangibles assets acquired	101,900
Other tangible assets acquired, net	28,447
Deferred revenue	(21,270)

Total purchase allocation	$375,500

As of the end of the second quarter of fiscal 2014, the Company’s purchase price allocation is preliminary and has not been finalized. The acquired gross deferred revenue amount of $68.5 million was recorded at fair value of $21.3 million as required by accounting rules. Goodwill of $266.4 million, which is not deductible for tax purposes, primarily resulted from the Company’s assembled workforce and expectation of sales growth due to its entrance into a new market and its new technology offerings. Acquired identifiable intangible assets of $101.9 million, consisting of technology, customer relationships, in-process R&D, backlog and trademarks, were valued using the income method, and are being amortized over two to eight years.

Acquisition-related costs directly attributable to the business combination of $3.0 million and $3.5 million for the three and six month periods ended April 30, 2014, respectively, were expensed as incurred in the condensed unaudited consolidated statements of operations and consist primarily of professional services and personnel-related costs.

The fair value of stock options assumed was approximately $15.0 million using the Black-Scholes option-pricing model and will be expensed over their remaining service periods on a straight-line basis.

Other Fiscal 2014 Acquisitions

During the second quarter of fiscal 2014, the Company acquired two other companies for cash and preliminarily allocated the total purchase consideration of $34.3 million to the assets acquired and liabilities assumed based on their respective fair values at the acquisition dates, resulting in total goodwill of $19.9 million, which is not deductible for tax purposes. Acquired identifiable intangible assets totaling $20.7 million were valued using the income or cost methods and are being amortized over their respective useful lives ranging from two to eight years. For the three and six month periods ended April 30, 2014, acquisition-related costs totaling $ 1.1 million and $1.6 million, respectively, were expensed as incurred in the condensed unaudited consolidated statement of operations.

The preliminary fair value estimates for the assets acquired and liabilities assumed for these acquisitions are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates that have not yet been finalized relate to certain tangible assets and liabilities, identifiable intangible assets, and taxes. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill.

Note 4. Goodwill and Intangible Assets

Goodwill as of April 30, 2014 consisted of the following:

(in thousands)
Balance at October 31, 2013	$1,975,971
Additions	286,323
Effect of foreign currency translation	(7,840)

Balance at April 30, 2014	$2,254,454

Intangible assets as of April 30, 2014 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$449,347	$261,641	$187,706
Customer relationships	210,278	80,549	129,729
Contract rights intangible	146,785	93,534	53,251
Covenants not to compete	2,530	2,513	17
Trademarks and trade names	18,779	6,348	12,431
In-process research and development (IPR&D)(1)	11,287	—	11,287
Capitalized software development costs	20,065	15,926	4,139

Total	$859,071	$460,511	$398,560

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2013 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$380,724	$228,065	$152,659
Customer relationships	177,151	69,745	107,406
Contract rights intangible	140,517	78,950	61,567
Covenants not to compete	2,530	2,480	50
Trademarks and trade names	10,891	5,459	5,432
In-process research and development (IPR&D)(1)	4,298	—	4,298
Capitalized software development costs	18,190	14,177	4,013

Total	$734,301	$398,876	$335,425

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Core/developed technology	$17,989	$17,222	$33,611	$34,356
Customer relationships	5,787	5,363	10,839	10,736
Contract rights intangible	7,680	9,171	14,807	18,549
Covenants not to compete	17	33	33	66
Trademarks and trade names	577	484	891	970
Capitalized software development costs(1)	885	799	1,749	1,585

Total	$32,935	$33,072	$61,930	$66,262

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2014	$65,147
2015	116,947
2016	79,949
2017	45,691
2018	33,365
2019 and thereafter	46,174
IPR&D(1)	11,287

Total	$398,560

(1)	IPR&D projects are estimated to be completed within one year as of April 30, 2014. Assets are amortized over their useful life upon completion of the project or are written off upon abandonment.

Note 5. Financial Assets and Liabilities

Non-marketable equity securities. The Company’s strategic investment portfolio consists of non-marketable equity securities in privately-held companies. The securities accounted for under cost method investments are reported at cost net of impairment losses. Securities accounted for under equity method investments are recorded at cost plus the proportional share of the issuers’ income or loss, which is recorded in the Company’s other income (expense), net. The cost basis of securities sold is based on the specific identification method. Refer to Note 6. Fair Value Measures.

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

The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Gain (loss) recorded in other income (expense), net	$330	$797	$(613)	$3,930

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of April 30, 2014	As of October 31, 2013
	(in thousands)
Total gross notional amount	$748,698	$746,801
Net fair value	$8,311	$7,199

The notional amounts for derivative instruments provide one measure of the transaction volume outstanding as of April 30, 2014 and October 31, 2013, respectively, and do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2014
Other current assets	$11,176	$561
Accrued liabilities	$3,385	$41

As of October 31, 2013
Other current assets	$12,417	$20
Accrued liabilities	$5,103	$135

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2014
Foreign exchange contracts	Revenue	$176	Revenue	$(1,083)
Foreign exchange contracts	Operating expenses	2,890	Operating expenses	209

Total		$3,066		$(874)

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2013
Foreign exchange contracts	Revenue	$230	Revenue	$2,067
Foreign exchange contracts	Operating expenses	(2,382)	Operating expenses	(57)

Total		$(2,152)		$2,010

Six months ended April 30, 2014
Foreign exchange contracts	Revenue	$3,364	Revenue	$1,674
Foreign exchange contracts	Operating expenses	(892)	Operating expenses	758

Total		$2,472		$2,432

Six months ended April 30, 2013
Foreign exchange contracts	Revenue	$2,858	Revenue	$2,554
Foreign exchange contracts	Operating expenses	942	Operating expenses	(824)

Total		$3,800		$1,730

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended April 30, 2014	$(85)	$808
For the three months ended April 30, 2013	$(202)	$790
For the six months ended April 30, 2014	$34	$2,402
For the six months ended April 30, 2013	$165	$1,262

(1)	The ineffective portion includes forecast inaccuracies.
(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.

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

The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. As of April 30, 2014, the Company did not have any outstanding contingent consideration liability and as of October 31, 2013, the fair value of contingent consideration liability was estimated at $0.5 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2014:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$433,674	$433,674	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	11,737	—	11,737	—
Other long-term assets:
Deferred compensation plan assets	137,724	137,724	—	—

Total assets	$583,135	$571,398	$11,737	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$3,426	$—	$3,426	$—

Total liabilities	$3,426	$—	$3,426	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2013:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$552,470	$552,470	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	12,437	—	12,437	—
Other long-term assets:
Deferred compensation plan assets	126,621	126,621	—	—

Total assets	$691,528	$679,091	$12,437	$—

Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,238	$—	$5,238	$—
Contingent consideration	493	—	—	493

Total liabilities	$5,731	$—	$5,238	$493

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

The Company did not recognize any impairment during the three and six months ended April 30, 2014 and 2013, respectively.

As of April 30, 2014, the fair value of the Company’s non-marketable securities was $11.1 million, of which $6.7 million and $4.4 million were accounted for under the cost method and equity method, respectively. As of October 31, 2013 the fair value of non-marketable securities was $11.5 million, of which $6.9 million and $4.6 million were accounted for under the cost method and equity method, respectively. During the six months ended April 30, 2014, the Company received a cash distribution of $6.6 million from the liquidation of one of its investments with a cost basis of $0.2 million resulting in a $6.4 million gain, which was recorded to other income (expense), net.

Note 7. Liabilities

Accounts payable and accrued liabilities consist of:

	April 30, 2014	October 31, 2013
	(in thousands)
Payroll and related benefits	$216,440	$302,374
Other accrued liabilities	45,790	47,248
Accounts payable	13,381	8,575

Total	$275,611	$358,197

Other long-term liabilities consist of:

	April 30, 2014	October 31, 2013
	(in thousands)
Deferred compensation liability	$137,724	$126,621
Other long-term liabilities	23,806	38,318

Total	$161,530	$164,939

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

During the second quarter of fiscal 2014, the Company drew down $200.0 million under the Revolver to finance a portion of the purchase price for the acquisition of Coverity on March 24, 2014. As of April 30, 2014, the Company had a $90.0 million outstanding balance under the Term Loan, of which $60.0 million is classified as long-term, and $200.0 million outstanding balance under the Revolver, which is all considered short term. As of October 31, 2013, the Company had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million was classified as long-term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. At April 30, 2014, borrowings under the Term Loan bore interest at LIBOR + 1.125% and the applicable interest rate for the Revolver was LIBOR + 0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.

These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy. The carrying amount of the short-term and long-term debt approximates the estimated fair value.

As a result of the Coverity acquisition, the Company assumed Coverity’s credit facility with a U.S. bank that expires on December 31, 2014. The facility provides a maximum borrowing limit of $7.0 million. As of April 30, 2014, there are no borrowings outstanding under the facility.

Note 9. Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	April 30, 2014	October 31, 2013
	(in thousands)
Cumulative currency translation adjustments	$(38,062)	$(26,848)
Unrealized gain (loss) on derivative instruments, net of taxes	(1,791)	(1,847)

Total accumulated other comprehensive income (loss)	$(39,853)	$(28,695)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(1,083)	$2,067	$1,674	$2,554
Operating expenses	209	(57)	758	(824)

Total reclassifications into net income	$(874)	$2,010	$2,432	$1,730

Note 10. Stock Repurchase Program

The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on December 3, 2013, as announced on December 4, 2013. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2014, $420.3 million remained available for further repurchases under the program.

Stock repurchase activities are as follow:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands, except per share price)
Shares repurchased	628	1,003	2,050	1,003
Average purchase price per share	$39.81	$34.90	$38.90	$34.90
Aggregate purchase price	$25,000	$34,998	$79,747	$34,998
Reissuance of treasury stock	1,281	2,639	2,587	3,709

Note 11. Stock Compensation

The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Cost of license	$1,915	$1,481	$3,776	$3,305
Cost of maintenance and service	534	361	962	844
Research and development expense	8,997	7,376	17,912	15,542
Sales and marketing expense	3,967	3,200	7,698	6,885
General and administrative expense	3,411	3,111	6,593	6,653

Stock compensation expense before taxes	18,824	15,529	36,941	33,229
Income tax benefit	(4,271)	(3,865)	(8,382)	(8,271)

Stock compensation expense after taxes	$14,553	$11,664	$28,559	$24,958

As of April 30, 2014, there was $122.1 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.4 years.

The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Intrinsic value of awards exercised	$3,648	$14,160	$19,847	$21,865

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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Net income	$63,317	$68,691	$131,013	$138,613
Denominator:
Weighted-average common shares for basic net income per share	154,572	153,515	154,319	152,496
Dilutive effect of potential common shares from equity-based compensation	2,510	3,091	2,667	3,166

Weighted-average common shares for diluted net income per share	157,082	156,606	156,986	155,662

Net income per share:
Basic	$0.41	$0.45	$0.85	$0.91
Diluted	$0.40	$0.44	$0.83	$0.89
Anti-dilutive employee stock-based awards excluded(1)	1,998	1,749	1,674	1,614

(1)	These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were antidilutive for the respective periods, they could be dilutive in the future.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Revenue:
United States	$243,603	$238,180	$477,230	$471,313
Europe	71,110	65,682	137,764	129,121
Japan	58,382	65,988	122,702	135,636
Asia-Pacific and Other	144,602	129,407	258,952	238,324

Consolidated	$517,697	$499,257	$996,648	$974,394

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 10.0% and 11.6% of the Company’s unaudited condensed consolidated revenue in the three months ended April 30, 2014 and 2013, respectively, and accounted for 10.8% and 11.4% of the Company’s unaudited condensed consolidated revenue in the six months ended April 30, 2014 and 2013, respectively.

Note 14. Other Income (Expense), net

The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$314	$928	$681	$1,263
Interest expense	(582)	(456)	(939)	(921)
Gain (loss) on assets related to executive deferred compensation plan	3,419	4,256	4,460	9,669
Foreign currency exchange gain (loss)	(109)	1,505	785	5,910
Other, net(1)	1,183	971	10,266	2,032

Total	$4,225	$7,204	$15,253	$17,953

(1)	Refer to Note 6. Fair Value Measures.

Note 15. Taxes

Effective Tax Rate

The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.

The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income before income taxes	$68,059	$86,707	$139,243	$158,437
Provision (benefit) for income tax	$4,742	$18,016	$8,230	$19,824
Effective tax rate	7.0%	20.8%	5.9%	12.5%

The Company’s effective tax rate for the three and six months ended April 30, 2014 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations, U.S. federal and California research tax credits, and settlements with U.S. and Taiwan tax authorities, partially offset by state taxes and non-deductible stock compensation.

The effective tax rate decreased in the three months ended April 30, 2014, as compared to the same period in fiscal 2013, primarily due to the benefits of the Taiwan audit settlements recorded in the second quarter of fiscal 2014 and changes in geographical earnings mix. The effective tax rate decreased in the six months ended April 30, 2014, as compared to the same period in fiscal 2013, primarily due to the benefit of audit settlements with the Internal Revenue Service (IRS) and Taiwan in the first and second quarter of fiscal 2014, respectively, and changes in geographical earnings mix, partially offset by the reinstatement of the research tax credit and the reversal of deferred taxes resulting from the merger of a foreign affiliate in the first quarter of fiscal 2013.

The Company’s total gross unrecognized tax benefits at April 30, 2014 are $111.0 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at April 30, 2014 were recognized in the future, approximately $107.4 million would decrease the effective tax rate.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $33 million.

IRS Examinations

On November 6, 2013, the Company reached final settlement with the IRS on the remaining fiscal 2012 issues and recognized approximately $10 million in unrecognized tax benefits in the first quarter of fiscal 2014.

Non-U.S. Examinations

On February 11, 2014 and April 1, 2014 the Company reached settlements with the Taiwan tax authorities for fiscal 2010 and 2009, respectively, with regard to certain transfer pricing issues. As a result of the settlements and the application of the settlement to other open fiscal years, the Company’s unrecognized tax benefits decreased by $5.1 million. The net tax benefit resulting from the settlements and the application to other open fiscal years was $3.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor industry, our business outlook, the ability of our prior acquisitions (including our acquisition of Coverity, Inc.) to drive revenue growth, the sufficiency of our cash and cash equivalents and cash generated from operations, and our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

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

Overview

Business Summary

Synopsys is a global leader in providing software, intellectual property and services used to design integrated circuits and electronic systems. We supply the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. We also offer intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to develop the systems that incorporate chips and the software that runs on them. To complement these product offerings, we provide technical services to support our solutions and we help our customers develop chips and electronic systems. We are also a leading provider of software tools that developers use to improve the quality and time-to-market of software code in a wide variety of industries, including electronics, financial services, energy, and industrials

Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help them overcome the challenge of developing increasingly advanced electronics products while reducing their design and manufacturing costs. While our products are an important part of our customers’ development process, our customers’ research and development budget and spending decisions may be affected by their business outlook and their willingness to invest in new and increasingly complex chip designs.

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

Acquisition of Coverity

On March 24, 2014, we acquired Coverity, Inc. (Coverity) the leading provider of software quality, testing and security tools. We believe this acquisition has enabled us to enter into a new, growing market dedicated to helping companies deliver better software faster, by finding software code defects as the code is being developed rather than at the end of the process. Coverity’s customer base includes Synopsys’ semiconductor and systems companies, albeit different users and budgets, and extends well beyond to software developers such as independent software vendors and any company engaging in e-commerce. We believe the Coverity acquisition has expanded our total addressable market. However, due to the fair valuation of acquired deferred revenue and amortization of intangible assets, the acquisition will have a negative effect on net income in the short term.

Financial Performance Summary for the Three Months Ended April 30, 2014 (Compared to the Three Months Ended April 30, 2013)

Net income of $63.3 million was $5.4 million lower for the quarter as compared to the same period in fiscal 2013 due to the following:

•	Total revenue increased by 4%. Operational growth, including higher headcount, and acquisition-related expenses resulted in 8% higher total expenses.

•	The impact of higher expenses was partially offset by lower taxes.

We continued to derive more than 90% of our revenue from time-based revenue.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial results under the heading “Results of Operations” below are based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

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

We recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted average license term of the TSLs and term licenses we entered into for the three months ended April 30, 2014 and 2013 was 2.8 and greater than 4 years, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.

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

Total Revenue

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$517.7	$499.3	$18.4	4%
Six months ended	$996.6	$974.4	$22.2	2%

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

The increase in total revenue for the three and six months ended April 30, 2014 compared to the same periods in fiscal 2013 was due to increases in time-based license and upfront license revenue. The increase in total revenue was partially offset by a decrease in our professional services and other revenue.

Time-Based License Revenue

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$424.2	$413.5	$10.7	3%
Percentage of total revenue	82%	83%
Six months ended	$824.3	$799.5	$24.8	3%
Percentage of total revenue	83%	82%

The increase in time-based license revenue for the three and six months ended April 30, 2014 compared to the same periods in fiscal 2013 was primarily attributable to an increase in TSL license revenue from arrangements booked in prior periods.

Upfront License Revenue

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$36.3	$24.8	$11.5	46%
Percentage of total revenue	7%	5%
Six months ended	$70.3	$55.6	$14.7	26%
Percentage of total revenue	7%	6%

Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.

The increase in upfront license revenue for the three and six months ended April 30, 2014 compared to the same periods in fiscal 2013 was primarily attributable to an increase in the sale of hardware products and to a lesser extent an increase in the sale of perpetual licenses to IP and system-level products.

Maintenance and Service Revenue

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$19.3	$20.0	$(0.7)	(4)%
Professional services and other revenue	37.9	41.0	(3.1)	(8)%

Total maintenance and service revenue	$57.2	$61.0	$(3.8)	(6)%

Percentage of total revenue	11%	12%
Six months ended
Maintenance revenue	$38.0	$40.9	$(2.9)	(7)%
Professional services and other revenue	64.0	78.5	(14.5)	(18)%

Total maintenance and service revenue	$102.0	$119.4	$(17.4)	(15)%

Percentage of total revenue	10%	12%

Changes in maintenance revenue are generally attributable to timing and type of contracts that bundle maintenance.

The decrease in professional services and other revenue for the three and six months ended April 30, 2014 compared to the same periods in fiscal 2013 was primarily due to the timing of projects that require significant modification or customization and are accounted for using the percentage of completion method.

Cost of Revenue

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$67.3	$61.6	$5.7	9%
Cost of maintenance and service revenue	21.1	19.7	1.4	7%
Amortization of intangible assets	25.7	26.4	(0.7)	(3)%

Total	$114.1	$107.7	$6.4	6%

Percentage of total revenue	22%	22%
Six months ended
Cost of license revenue	$130.1	$126.1	$4.0	3%
Cost of maintenance and service revenue	41.4	39.8	1.6	4%
Amortization of intangible assets	48.4	52.9	(4.5)	(9)%

Total	$219.9	$218.8	$1.1	1%

Percentage of total revenue	22%	22%

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

Cost of license revenue. Cost of license revenue includes costs related to products sold and software licensed, allocated operating costs related to product support and distribution costs, royalties paid to third party vendors, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility.

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

The increase in cost of revenue in the three months ended April 30, 2014 compared to the same period in fiscal 2013 was primarily due to increases of $3.5 million in personnel-related costs as a result of headcount increases, $2.1 million in product costs due to higher shipments and $1.2 million in consultants and contractors.

Cost of revenue for the six months ended April 30, 2014 compared to the same period in fiscal 2013 remained relatively flat, primarily due to increases of $2.5 million in personnel-related costs as a result of headcount increases and $2.2 million in consultants and contractors, offset by a $4.5 million decrease in amortization of intangible assets primarily due to certain intangible assets being fully amortized in fiscal 2013.

As a percentage of revenue, cost of revenue remained relatively flat for the three and six months ended April 30, 2014 compared to the same periods in fiscal 2013.

Operating Expenses

Research and Development

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$178.0	$170.0	$8.0	5%
Percentage of total revenue	34%	34%
Six months ended	$345.6	$327.5	$18.1	6%
Percentage of total revenue	35%	34%

The increase in research and development expenses in the three months ended April 30, 2014 compared to the same period in fiscal 2013 was primarily due to an increase of $3.6 million in personnel-related costs primarily as a result of headcount increases including from acquisitions, functionally allocated expenses that were higher by $2.4 million, and a $1.9 million increase in consultants and contractors.

The increase in research and development expenses for the six months ended April 30, 2014 compared to the same period in fiscal 2013 was primarily due to an increase of $9.7 million in personnel-related costs primarily as a result of headcount increases, functionally allocated expenses that were higher by $5.3 million, and a $3.9 million increase in consultants and contractors.

Sales and Marketing

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$114.8	$103.9	$10.9	10%
Percentage of total revenue	22%	21%
Six months ended	$220.6	$205.7	$14.9	7%
Percentage of total revenue	22%	21%

The increase in sales and marketing expenses in the three months ended April 30, 2014 compared to the same period in fiscal 2013 was primarily due to increases of $7.4 million in variable compensation due to higher shipments, and $3.9 million in personnel-related costs as a result of headcount increases including from acquisitions.

The increase in sales and marketing expenses in the six months ended April 30, 2014 compared to the same period in fiscal 2013 was primarily due to increases of $8.1 million in personnel-related costs as a result of headcount increases, and $7.4 million in variable compensation due to higher shipments.

General and Administrative

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$40.6	$32.3	$8.3	26%
Percentage of total revenue	8%	6%
Six months ended	$74.8	$70.2	$4.6	7%
Percentage of total revenue	8%	7%

The increase in general and administrative expenses for the three months ended April 30, 2014 compared to the same period in fiscal 2013 was primarily due to increases of $3.7 million in acquisition-related costs and $3.0 million in professional service costs. In addition, $1.2 million of bad debt reserve was released in the second quarter of fiscal 2013 which did not occur in the current period. The increases were partially offset by higher allocation of $2.2 million in expenses to other functions compared to the same period in fiscal 2013, resulting from increased headcount in other functions.

The increase in general and administrative expenses for the six months ended April 30, 2014 compared to the same period in fiscal 2013 was primarily due to increases of $6.2 million in professional service costs, $3.3 million of acquisition-related costs, and $2.8 million in facilities and depreciation expenses. The increases were partially offset by higher allocations of $5.8 million in expenses to other functions compared to the same period in fiscal 2013, resulting from increased headcount in other functions, a $2.4 million decrease in personnel-related costs and lower bad debt reserve of $1.3 million.

Amortization of Intangible Assets

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$25.7	$26.4	$(0.7)	(3)%
Included in operating expenses	6.4	5.9	0.5	8%

Total	$32.1	$32.3	$(0.2)	(1)%

Percentage of total revenue	6%	6%
Six months ended
Included in cost of revenue	$48.4	$52.9	$(4.5)	(9)%
Included in operating expenses	11.8	11.8	(0.0)	(0)%

Total	$60.2	$64.7	$(4.5)	(7)%

Percentage of total revenue	6%	7%

Amortization of intangible assets for the three months ended April 30, 2014 compared to the same period in fiscal 2013 was relatively flat as decreases due to certain fully amortized intangible assets in fiscal 2013 were offset by additions of intangible assets from our fiscal 2014 acquisitions.

The decrease in amortization of intangible assets for the six months ended April 30, 2014 compared to the same period in fiscal 2013 was due to certain intangible assets being fully amortized in fiscal 2013, partially offset by additions of intangible assets from our fiscal 2014 acquisitions. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), net

	April 30,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.3	$0.9	$(0.6)	(67)%
Interest (expense)	(0.6)	(0.5)	(0.1)	(20)%
Gain on assets related to executive deferred compensation plan assets	3.4	4.3	(0.9)	(21)%
Foreign currency exchange gain	(0.1)	1.5	(1.6)	(107)%
Other, net	1.2	1.0	0.2	20%

Total	$4.2	$7.2	$(3.0)	(42)%

Six months ended
Interest income	$0.7	$1.3	$(0.6)	(46)%
Interest (expense)	(0.9)	(0.9)	(0.0)	(0)%
Gain on assets related to executive deferred compensation plan assets	4.4	9.7	(5.3)	(55)%
Foreign currency exchange gain	0.8	5.9	(5.1)	(86)%
Other, net	10.3	2.0	8.3	415%

Total	$15.3	$18.0	$(2.7)	(15)%

Other income (expense), net in the three and six months ended April 30, 2014 compared to the same periods in fiscal 2013 was lower primarily due to less movement in foreign currency exchange rates and lower gains in the market value of investments within our executive deferred compensation plan. The decrease for the six month period was partially offset by a gain from the sale of a non-marketable equity investment that was recorded in other, net.

Taxes

Our effective tax rate decreased in the three months ended April 30, 2014, as compared to the same period in fiscal 2013, primarily due to the benefits of the Taiwan audit settlements recorded in the second quarter of fiscal 2014 and changes in geographical earnings mix. Our effective tax rate decreased in the six months ended April 30, 2014, as compared to the same period in fiscal 2013, primarily due to the benefit of audit settlements with the Internal Revenue Service and Taiwan in the first and second quarter of fiscal 2014, respectively, and changes in geographical earnings mix, partially offset by the reinstatement of the research tax credit and the reversal of deferred taxes resulting from the merger of a foreign affiliate in the first quarter of fiscal 2013. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.

As of April 30, 2014, we held an aggregate of $149.3 million in cash and cash equivalents in the United States and an aggregate of $672.3 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the six months ended April 30, 2014.

Cash and Cash Equivalents

	April 30, 2014	October 31, 2013	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$821.6	$1,022.4	$(200.8)	(20)%

Cash and cash equivalents decreased primarily due to our cash paid for acquisitions during the second quarter of fiscal 2014, which was partially offset by proceeds from our Revolver (as defined in Other Commitments—Credit Facility below).

Cash Flows

	April 30,
	2014	2013	$ Change
	(dollars in millions)
Six months ended
Cash provided by operating activities	$37.9	$42.3	$(4.4)
Cash used in investing activities	(392.4)	(29.0)	(363.4)
Cash provided by (used in) financing activities	157.4	(21.0)	178.4

We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing and amount of tax and other liability payments. Cash provided by our operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront license revenue much sooner than from time-based license revenue, in which the license fee is typically paid either quarterly or annually over the term of the license.

Cash provided by operating activities. Cash provided by operating activities for the six months ended April 30, 2014 was lower compared to the same period in fiscal 2013 primarily due to higher disbursements to vendors.

Cash used in investing activities. Cash used in investing activities for the six months ended April 30, 2014 was higher compared to the same period in fiscal 2013, primarily driven by cash paid for acquisitions and intangible assets, net of cash acquired, of $368.0 million.

Cash provided by (used in) financing activities. Cash provided by financing activities for the six months ended April 30, 2014 was higher compared to the same period in fiscal 2013 primarily due to proceeds of $200.0 million from our Revolver to partially fund our acquisition of Coverity, partially offset by an increase of $44.7 million in share repurchases and a decrease of $21.9 million in proceeds from issuance of common stock under employee stock plans.

Accounts Receivable, net

April 30, 2014	October 31, 2013	$ Change	% Change
(dollars in millions)
$322.6	$256.0	$66.6	26%

Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 57 days at April 30, 2014, and 46 days at October 31, 2013. Accounts receivable and DSO increased primarily due to timing of billings to customers.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	April 30, 2014	October 31, 2013	$ Change	% Change
	(dollars in millions)
Current assets	$1,328.3	$1,448.0	$(119.7)	(8)%
Current liabilities	1,304.7	1,222.9	81.8	7%

Working capital	$23.6	$225.1	$(201.5)	(90)%

Decreases in our working capital were primarily due to: (1) a $200.8 million decrease in cash and cash equivalents primarily due to our acquisitions, and (2) a $200.0 million increase in short-term debt to partially fund our acquisition of Coverity. These decreases in working capital were partially offset by a decrease of $82.6 million in accounts payable and accrued liabilities, a decrease of $46.3 million in current deferred revenue due to the timing of our billings and an increase of $66.6 million in accounts receivable, net of allowances.

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

During the second quarter of fiscal 2014, we drew down $200.0 million under the Revolver to finance a portion of the purchase price for the acquisition of Coverity on March 24, 2014. As of April 30, 2014, we had a $90.0 million outstanding balance under the Term Loan, of which $60.0 million is classified as long-term, and $200.0 million outstanding balance under the Revolver, which is all considered short-term. As of October 31, 2013, we had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million was classified as long-term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over our choice of market-observable base rates as defined in the Credit Agreement. At April 30, 2014, borrowings under the Term Loan bore interest at LIBOR + 1.125% and the applicable interest rate for the Revolver was LIBOR + 0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment.

As a result of the Coverity acquisition, we assumed Coverity’s credit facility with a U.S. bank that expires on December 31, 2014. The facility provides a maximum borrowing limit of $7.0 million. As of April 30, 2014, there are no borrowings outstanding under the facility.

Other

As of April 30, 2014, our cash equivalents consisted of cash deposits, tax-exempt money market mutual funds, and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.

We proactively manage our cash and cash equivalents balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Our cash equivalents are classified within Level 1 under fair value guidance. See Notes 5 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

We believe that our current cash and cash equivalents, cash generated from operations, and available credit under our Revolver will satisfy our routine business requirements for at least the next twelve months and the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Other Commitments—Credit Facility, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding additional borrowings under our senior unsecured revolving credit facility.

As of April 30, 2014, our exposure to market risk has not changed materially since October 31, 2013. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, filed with the SEC on December 20, 2013.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of April 30, 2014, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2014, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

On December 5, 2011, plaintiff Dynetix Design Solutions, Inc. (Dynetix) filed a patent infringement lawsuit against Synopsys in federal district court in the Northern District of California, alleging, among other things, that our VCS functional verification tool, and more specifically our VCS multicore technology, infringed Dynetix’s United States Patent No. 6,466,898. The lawsuit seeks, among other things, compensatory damages and a permanent injunction. Synopsys asserted declaratory relief counterclaims and patent infringement counterclaims against Dynetix. As a result of certain pre-trial rulings in Synopsys’ favor, the parties stipulated to entry of judgment in Synopsys’ favor on Dynetix’s patent infringement claim and on Synopsys’ counterclaim for a declaration of non-infringement. The court entered the stipulated judgment on September 16, 2013. Dynetix appealed from the judgment. On March 18, 2014, the appeal was dismissed pursuant to the parties’ joint dismissal agreement and the stipulated judgment became the final judgment of the action. Synopsys did not pay any money or license any of its patents to Dynetix.

Mentor Patent Litigation

We are engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. We acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) were defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringe Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringe Mentor’s United States Patent No. 6,947,882. Both cases seek compensatory damages, including lost profits and royalties, and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that EVE’s ZeBu series of products infringes Mentor’s Japanese Patent No. P3,588,324. This case seeks compensatory damages, a permanent injunction and destruction of inventory.

On September 27, 2012, Synopsys and the EVE Parties filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531; 5,649,176 and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products, and that Mentor is without right or authority to threaten or maintain suit against the plaintiffs on such patents. Mentor has asserted patent infringement counterclaims in this action based on the same three patents and is seeking compensatory damages, including lost profits and royalties, and a permanent injunction. In April 2013, this action was transferred to the federal district court in Oregon and consolidated with the two Mentor lawsuits in that district (the Oregon Action).

In the Oregon Action, Synopsys and the EVE Parties have further asserted patent infringement counterclaims against Mentor based on Synopsys’ United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction. On February 21, 2014, the court in the Oregon Action granted Mentor’s motion for partial summary judgment based on assignor estoppel, in which Mentor argued Synopsys was barred from challenging the validity of Mentor’s ‘376 patent in the Oregon Action.

On September 26, 2012, Synopsys filed two inter partes review requests with the U.S. Patent and Trademark Office (the PTO) challenging the validity of Mentor’s ‘376 and ‘882 patents. The PTO granted review of the ‘376 patent and denied review of the ‘882 patent. On February 19, 2014, the PTO issued its final decision in the review of the ‘376 patent, finding some of the challenged claims invalid and some of the challenged claims valid. On April 22, 2014, Synopsys appealed to the Federal Circuit from the PTO’s decision. Mentor filed a cross-appeal on May 2, 2014.

On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420. This case seeks compensatory damages and a permanent injunction.

On December 21, 2013, Mentor filed an inter partes review request with the PTO challenging the validity of Synopsys’ ‘420 patent.

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

We cannot predict when widespread global economic confidence will be restored. Events such as the timing and execution of the tapering of asset purchases by the U.S. Federal Reserve may continue to drive stock market and interest rate volatility, consumer confidence and product demand. In addition, should further economic instability affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions and deposit services, or cause them to default on their obligations, it could adversely affect our financial results and our business. Accordingly, our future business and financial results are subject to uncertainty, and our stock price is at risk of volatile change. If economic conditions deteriorate in the future, or, in particular, if the semiconductor industry does not grow, our future revenues and financial results could be adversely affected. Conversely, in the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model.

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

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition. For example, we recently completed our acquisition of Coverity, Inc. (Coverity), a leading provider of software quality, testing, and security tools. This is a new, though adjacent, market for us, and it may have different and unfamiliar characteristics from the markets we currently serve. If, for example, we are unable to meet Coverity customer needs and service requirements, retain key Coverity employees, or effectively compete against Coverity competitors, we may not realize the expected financial and strategic benefits of the acquisition.

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

As of April 30, 2014, approximately 82% of our worldwide cash and cash equivalents balance is held by our international subsidiaries in their own accounts outside the United States. At present, such foreign funds are considered to be indefinitely reinvested abroad to the extent they derive from indefinitely reinvested foreign earnings. We have a credit agreement with several lenders providing for a $150 million term loan facility and a $350 million revolving credit facility, and as of April 30, 2014, we had outstanding debt of $90.0 million under our term loan facility and $200.0 million under our revolving credit facility. Should our cash spending needs in the U.S. rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.

From time to time we are subject to claims that our products infringe on third-party intellectual property rights.

We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. For example, we and EVE, a company we acquired in October 2012, are party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. Further information regarding the EVE lawsuits is contained in Part II, Item 1, Legal Proceedings. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Synopsys’ common stock by Synopsys during the three months ended April 30, 2014:

Period(1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
February 2, 2014 through March 8, 2014	122,300	$39.88	122,300	$440,375,891
Month #2
March 9, 2014 through April 5, 2014	505,625	$39.80	505,625	$420,252,825
Month #3
April 6, 2014 through May 3, 2014	—	—	—	$420,252,825

Total	627,925	$39.81	627,925	$420,252,825

(1)	All months shown are Synopsys’ fiscal months.

See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.12	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.12	04/04/14

10.19	2005 Non-Employee Directors Equity Incentive Plan, as amended	8-K	000-19807	10.19	04/04/14

10.24	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.24	04/04/14

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOPSYS, INC.

Date: May 27, 2014	By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	09/15/03

3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	05/23/12

4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)

10.12	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.12	04/04/14

10.19	2005 Non-Employee Directors Equity Incentive Plan, as amended	8-K	000-19807	10.19	04/04/14

10.24	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.24	04/04/14

31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1	Certification of Co-Principal Executive Officers and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X