Form 10-Q
period 2014-07-31
SYNOPSYS INC
filed 2014-08-26
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 22, 2014, there were 155,825,554 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2014	October 31, 2013*
ASSETS
Current assets:
Cash and cash equivalents	$903,046	$1,022,441
Accounts receivable, net	238,863	256,026
Deferred income taxes	99,217	92,058
Income taxes receivable and prepaid taxes	18,544	18,277
Prepaid and other current assets	55,113	59,175
Total current assets	1,314,783	1,447,977
Property and equipment, net	216,010	197,600
Goodwill	2,260,897	1,975,971
Intangible assets, net	367,416	335,425
Long-term prepaid taxes	9,952	7,935
Long-term deferred income taxes	204,502	243,066
Other long-term assets	171,369	150,961
Total assets	$4,544,929	$4,358,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$319,036	$358,197
Accrued income taxes	20,716	7,168
Deferred revenue	857,532	827,554
Short-term debt	30,000	30,000
Total current liabilities	1,227,284	1,222,919
Long-term accrued income taxes	37,030	53,064
Long-term deferred revenue	67,311	54,736
Long-term debt	52,500	75,000
Other long-term liabilities	164,751	164,939
Total liabilities	1,548,876	1,570,658
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 155,638 and 154,169 shares outstanding, respectively	1,556	1,542
Capital in excess of par value	1,594,965	1,597,244
Retained earnings	1,501,238	1,324,854
Treasury stock, at cost: 1,626 and 3,095 shares, respectively	(60,194)	(106,668)
Accumulated other comprehensive income (loss)	(41,512)	(28,695)
Total stockholders’ equity	2,996,053	2,788,277
Total liabilities and stockholders’ equity	$4,544,929	$4,358,935
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Revenue:
Time-based license	$431,184	$387,088	$1,255,515	$1,186,538
Upfront license	31,594	39,957	101,863	95,525
Maintenance and service	59,034	55,900	161,082	175,276
Total revenue	521,812	482,945	1,518,460	1,457,339
Cost of revenue:
License	68,573	69,857	198,700	195,918
Maintenance and service	20,685	19,253	62,065	59,074
Amortization of intangible assets	26,272	26,537	74,699	79,451
Total cost of revenue	115,530	115,647	335,464	334,443
Gross margin	406,282	367,298	1,182,996	1,122,896
Operating expenses:
Research and development	182,809	166,668	528,395	494,140
Sales and marketing	112,271	105,381	332,847	311,069
General and administrative	37,438	34,510	112,246	104,702
Amortization of intangible assets	6,537	5,744	18,291	17,506
Total operating expenses	339,055	312,303	991,779	927,417
Operating income	67,227	54,995	191,217	195,479
Other income (expense), net	3,544	3,177	18,797	21,130
Income before provision for income taxes	70,771	58,172	210,014	216,609
Provision (benefit) for income taxes	5,115	5,875	13,345	25,699
Net income	$65,656	$52,297	$196,669	$190,910
Net income per share:
Basic	$0.42	$0.34	$1.27	$1.25
Diluted	$0.42	$0.33	$1.25	$1.22
Shares used in computing per share amounts:
Basic	155,194	153,915	154,611	152,969
Diluted	157,622	157,056	157,253	156,215
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Net income	$65,656	$52,297	$196,669	$190,910
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,713	(6,234)	(9,502)	(20,746)
Cash flow hedges:
Deferred gains (losses), net of tax of $311 and $502, for the three and nine months ended July 31, 2014, respectively, and of $804 and $3,336 for each of the same periods in fiscal 2013, respectively	(831)	(2,189)	1,658	1,507
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(205) and $(1,784), for the three and nine months ended July 31, 2014, respectively, and of $601 and $401 for each of the same periods in fiscal 2013, respectively	(2,540)	(3,741)	(4,973)	(5,471)
Other comprehensive income (loss), net of tax effects	(1,658)	(12,164)	(12,817)	(24,710)
Comprehensive income	$63,998	$40,133	$183,852	$166,200
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2014	2013
Cash flow from operating activities:
Net income	$196,669	$190,910
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	140,750	141,756
Stock compensation	58,341	49,719
Allowance for doubtful accounts	(750)	901
Deferred income taxes	7,459	7,272
Loss (gain) on sale of investments	(6,538)	(101)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	24,834	8,207
Prepaid and other current assets	982	(14,617)
Other long-term assets	(18,847)	(20,292)
Accounts payable and other liabilities	(28,270)	(48,188)
Income taxes	(18,950)	(475)
Deferred revenue	22,361	(9,722)
Net cash provided by operating activities	378,041	305,370
Cash flows from investing activities:
Proceeds from sales of long-term investments	7,313	222
Proceeds from sale of property and equipment	—	2,000
Purchases of property and equipment	(58,085)	(47,624)
Cash paid for acquisitions and intangible assets, net of cash acquired	(373,513)	—
Capitalization of software development costs	(2,812)	(2,681)
Other	(3,000)	—
Net cash used in investing activities	(430,097)	(48,083)
Cash flows from financing activities:
Proceeds from credit facility	200,000	—
Repayment of debt	(223,239)	(22,975)
Acquisition of non-controlling interests	—	(44,004)
Issuances of common stock	45,336	90,529
Purchases of treasury stock	(79,747)	(69,999)
Other	(5,008)	(5,781)
Net cash used in financing activities	(62,658)	(52,230)
Effect of exchange rate changes on cash and cash equivalents	(4,681)	(13,069)
Net change in cash and cash equivalents	(119,395)	191,988
Cash and cash equivalents, beginning of year	1,022,441	700,382
Cash and cash equivalents, end of period	$903,046	$892,370
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) is a world leader in supplying the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. The Company also offers intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. The Company provides software and hardware used to develop the systems that incorporate chips and the software that runs on them. To complement these product offerings, the Company provides technical services to support these solutions and helps its customers develop chips and electronic systems. The Company is also a leading provider of software tools that developers use to improve the quality and time-to-market of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
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
Use of Estimates. To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2014 and 2013 are both 52-week years. The third fiscal quarters, and first nine months, of fiscal 2014 and 2013 ended on August 2, 2014 and August 3, 2013, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.
Note 3. Business Combinations
During fiscal 2014, the Company made several acquisitions that were accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s balance sheet and results of operations. The consolidated financial statements include the operating results of each acquired business from the respective date of acquisition.
Acquisition of Coverity, Inc. (Coverity)
On March 24, 2014, the Company acquired Coverity, the leading provider of software quality, testing and security tools, for $375.5 million in cash, payable to holders of Coverity capital stock and vested stock options. Additionally, the Company assumed outstanding unvested Coverity stock options. The Company believes this acquisition has enabled it to enter into a new, growing market dedicated to helping companies deliver better software faster, by finding software code defects as the code is being developed rather than at the end of the process. Coverity’s customer base includes Synopsys’ semiconductor and systems customers, albeit different users and budgets, and extends well beyond to software developers such as independent software vendors and companies engaged in e-commerce.
The total purchase consideration and the preliminary purchase price allocation were as follows:

(in thousands)
Total cash consideration	$375,500

Goodwill	$266,423
Identifiable intangibles assets acquired	101,900
Other tangible assets acquired, net	28,447
Deferred revenue	(21,270)
Total purchase price allocation	$375,500
As of the end of the third quarter of fiscal 2014, the Company’s purchase price allocation is preliminary and has not been finalized. The acquired gross deferred revenue amount of $68.5 million was recorded at fair value of $21.3 million as required by accounting rules. Goodwill of $266.4 million, which is not deductible for tax purposes, primarily resulted from the Company’s assembled workforce and expectation of sales growth due to its entrance into a new market and its new technology offerings. Acquired identifiable intangible assets of $101.9 million, consisting of technology, customer relationships, in-process R&D, backlog and trademarks, were valued using the income method, and are being amortized over two to eight years. The fair value of stock options assumed was approximately $15.0 million using the Black-Scholes option-pricing model and are expensed over their remaining service periods on a straight-line basis.
Other Fiscal 2014 Acquisitions
During the nine months ended July 31, 2014, the Company acquired three other companies for cash and preliminarily allocated the total purchase consideration of $40.3 million to the assets acquired and liabilities assumed based on their respective fair values at the acquisition dates, resulting in total goodwill of $24.1 million, which is not deductible for tax purposes. Acquired identifiable intangible assets totaling $22.3 million were valued using the income or cost methods and are being amortized over their respective useful lives ranging from two to eight years.
The preliminary fair value estimates for the assets acquired and liabilities assumed for these acquisitions are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates relate to certain tangible assets and liabilities, identifiable intangible assets, and taxes. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill.
Note 4. Goodwill and Intangible Assets
Goodwill as of July 31, 2014 consisted of the following:

(in thousands)
As of October 31, 2013	$1,975,971
Additions	290,476
Effect of foreign currency translation	(5,550)
As of July 31, 2014	$2,260,897

Intangible assets as of July 31, 2014 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$459,147	$279,995	$179,152
Customer relationships	210,292	86,370	123,922
Contract rights intangible	146,842	101,481	45,361
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	18,779	7,056	11,723
In-process research and development (IPR&D)(1)	3,087	—	3,087
Capitalized software development costs	21,003	16,832	4,171
Total	$861,680	$494,264	$367,416

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.
Intangible assets as of October 31, 2013 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$380,724	$228,065	$152,659
Customer relationships	177,151	69,745	107,406
Contract rights intangible	140,517	78,950	61,567
Covenants not to compete	2,530	2,480	50
Trademarks and trade names	10,891	5,459	5,432
In-process research and development (IPR&D)(1)	4,298	—	4,298
Capitalized software development costs	18,190	14,177	4,013
Total	$734,301	$398,876	$335,425

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.
Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Core/developed technology	$18,354	$17,456	$51,966	$51,812
Customer relationships	5,816	5,352	16,655	16,088
Contract rights intangible	7,913	9,076	22,719	27,624
Covenants not to compete	17	33	50	99
Trademarks and trade names	709	363	1,600	1,333
Capitalized software development costs(1)	906	812	2,655	2,398
Total	$33,715	$33,092	$95,645	$99,354

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2014	$32,855
2015	120,485
2016	83,359
2017	47,607
2018	33,687
2019 and thereafter	46,336
IPR&D(1)	3,087
Total	$367,416

(1)	IPR&D projects are estimated to be completed within one year as of July 31, 2014. Assets are amortized over their useful life upon completion of the project or are written off upon abandonment.

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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(53)	$(586)	$(667)	$3,344
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of July 31, 2014	As of October 31, 2013
	(in thousands)
Total gross notional amount	$701,725	$746,801
Net fair value	$3,009	$7,199
The notional amounts for derivative instruments do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency exchange rates. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2014
Other current assets	$6,193	$159
Accrued liabilities	$3,247	$96
As of October 31, 2013
Other current assets	$12,417	$20
Accrued liabilities	$5,103	$135

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2014
Foreign exchange contracts	Revenue	$(40)	Revenue	$1,563
Foreign exchange contracts	Operating expenses	(815)	Operating expenses	977
Total		$(855)		$2,540
Three months ended July 31, 2013
Foreign exchange contracts	Revenue	$(158)	Revenue	$3,771
Foreign exchange contracts	Operating expenses	(2,106)	Operating expenses	(30)
Total		$(2,264)		$3,741
Nine months ended July 31, 2014
Foreign exchange contracts	Revenue	$3,324	Revenue	$3,237
Foreign exchange contracts	Operating expenses	(1,707)	Operating expenses	1,736
Total		$1,617		$4,973
Nine months ended July 31, 2013
Foreign exchange contracts	Revenue	$2,701	Revenue	$6,325
Foreign exchange contracts	Operating expenses	(1,165)	Operating expenses	(854)
Total		$1,536		$5,471
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended July 31, 2014	$24	$548
For the three months ended July 31, 2013	$90	$260
For the nine months ended July 31, 2014	$57	$2,950
For the nine months ended July 31, 2013	$256	$1,522

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.

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
The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. As of July 31, 2014, the Company did not have any outstanding contingent consideration liability and as of October 31, 2013, the fair value of contingent consideration liability was estimated at $0.5 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2014:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$439,248	$439,248	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	6,352	—	6,352	—
Other long-term assets:
Deferred compensation plan assets	141,933	141,933	—	—
Total assets	$587,533	$581,181	$6,352	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$3,343	$—	$3,343	$—
Total liabilities	$3,343	$—	$3,343	$—
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2013:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$552,470	$552,470	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	12,437	—	12,437	—
Other long-term assets:
Deferred compensation plan assets	126,621	126,621	—	—
Total assets	$691,528	$679,091	$12,437	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,238	$—	$5,238	$—
Contingent consideration	493	—	—	493
Total liabilities	$5,731	$—	$5,238	$493

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
The Company did not recognize any impairment during the three and nine months ended July 31, 2014 and 2013, respectively.
As of July 31, 2014, the fair value of the Company’s non-marketable securities was $11.1 million, of which $6.7 million and $4.4 million were accounted for under the cost method and equity method, respectively. As of October 31, 2013, the fair value of non-marketable securities was $11.5 million, of which $6.9 million and $4.6 million were accounted for under the cost method and equity method, respectively. During the nine months ended July 31, 2014, the Company received a cash distribution of $6.6 million from the liquidation of one of its investments with a cost basis of $0.2 million resulting in a $6.4 million gain, which was recorded to other income (expense), net.
Note 7. Liabilities
Accounts payable and accrued liabilities consist of:

	July 31, 2014	October 31, 2013
	(in thousands)
Payroll and related benefits	$258,835	$302,374
Other accrued liabilities	45,577	47,248
Accounts payable	14,624	8,575
Total	$319,036	$358,197
Other long-term liabilities consist of:

	July 31, 2014	October 31, 2013
	(in thousands)
Deferred compensation liability	$141,933	$126,621
Other long-term liabilities	22,818	38,318
Total	$164,751	$164,939
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
During the second quarter of fiscal 2014, the Company drew down $200.0 million under the Revolver to finance a portion of the purchase price for the acquisition of Coverity on March 24, 2014. During the three month period ended July 31, 2014, the Company made principal payments of $200.0 million and $7.5 million under the Revolver and Term Loan, respectively. As of July 31, 2014, the Company had an $82.5 million outstanding balance under the Term Loan, of which $52.5 million is classified as long-term, and no outstanding balance under the Revolver. As of October 31, 2013, the Company had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million was classified as long-term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. At July 31, 2014, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +0.975%. In addition, commitment fees are payable on the

Revolver at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy. The carrying amount of the short-term and long-term debt approximates the estimated fair value.
As a result of the Coverity acquisition, the Company assumed Coverity’s credit facility with a U.S. bank that had an original expiration date of December 31, 2014. The facility provided a maximum borrowing limit of $7.0 million. During the third quarter of fiscal 2014, the Company chose to terminate the Coverity credit facility prior to the original expiration date.
Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	July 31, 2014	October 31, 2013
	(in thousands)
Cumulative currency translation adjustments	$(36,350)	$(26,848)
Unrealized gain (loss) on derivative instruments, net of taxes	(5,162)	(1,847)
Total accumulated other comprehensive income (loss)	$(41,512)	$(28,695)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$1,563	$3,771	$3,237	$6,325
Operating expenses	977	(30)	1,736	(854)
Total reclassifications into net income	$2,540	$3,741	$4,973	$5,471
Note 10. Stock Repurchase Program
The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on December 3, 2013, as announced on December 4, 2013. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2014, $420.3 million remained available for further repurchases under the program.

Stock repurchase activities are as follow:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands, except per share price)
Shares repurchased	—	970	2,050	1,973
Average purchase price per share	$—	$36.10	$38.90	$35.49
Aggregate purchase price	$—	$35,000	$79,747	$69,999
Reissuance of treasury stock	931	1,712	3,519	5,422
Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Cost of license	$2,176	$1,566	$5,952	$4,872
Cost of maintenance and service	684	366	1,646	1,210
Research and development expense	10,126	8,114	28,037	23,655
Sales and marketing expense	4,696	3,454	12,394	10,339
General and administrative expense	3,717	2,990	10,312	9,643
Stock compensation expense before taxes	21,399	16,490	58,341	49,719
Income tax benefit	(4,905)	(4,035)	(13,372)	(12,166)
Stock compensation expense after taxes	$16,494	$12,455	$44,969	$37,553
As of July 31, 2014, there was $155.6 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.7 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Intrinsic value of awards exercised	$3,709	$12,899	$23,556	$34,764
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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Net income	$65,656	$52,297	$196,669	$190,910
Denominator:
Weighted-average common shares for basic net income per share	155,194	153,915	154,611	152,969
Dilutive effect of potential common shares from equity-based compensation	2,428	3,141	2,642	3,246
Weighted-average common shares for diluted net income per share	157,622	157,056	157,253	156,215
Net income per share:
Basic	$0.42	$0.34	$1.27	$1.25
Diluted	$0.42	$0.33	$1.25	$1.22
Anti-dilutive employee stock-based awards excluded(1)	2,875	1,648	2,057	2,179

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Revenue:
United States	$268,228	$234,770	$745,458	$706,083
Europe	65,881	68,591	203,645	197,712
Japan	61,517	64,874	184,219	200,510
Asia-Pacific and Other	126,186	114,710	385,138	353,034
Consolidated	$521,812	$482,945	$1,518,460	$1,457,339
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 10.5% and 11.5% of the Company’s unaudited condensed consolidated revenue in the three months ended July 31, 2014 and 2013, respectively, and accounted for 10.7% and 11.4% of the Company’s unaudited condensed consolidated revenue in the nine months ended July 31, 2014 and 2013, respectively.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Interest income	$294	$301	$975	$1,563
Interest expense	(715)	(404)	(1,654)	(1,325)
Gain (loss) on assets related to executive deferred compensation plan	3,069	2,841	7,529	12,511
Foreign currency exchange gain (loss)	80	217	865	6,127
Other, net(1)	816	222	11,082	2,254
Total	$3,544	$3,177	$18,797	$21,130

(1)	Refer to Note 6. Fair Value Measures.
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income before income taxes	$70,771	$58,172	$210,014	$216,609
Provision (benefit) for income tax	$5,115	$5,875	$13,345	$25,699
Effective tax rate	7.2%	10.1%	6.4%	11.9%
The Company’s effective tax rate for the three and nine months ended July 31, 2014 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations, U.S. federal and California research tax credits, settlements with U.S. and Taiwan tax authorities, and statutes of limitations lapses, partially offset by state taxes and non-deductible stock compensation.
The effective tax rate decreased in the three months ended July 31, 2014, as compared to the same period in fiscal 2013, primarily due to statutes of limitations lapses that resulted in the recognition of an unrecognized tax benefit. The effective tax rate decreased in the nine months ended July 31, 2014, as compared to the same period in fiscal 2013, primarily due to the benefit of audit settlements with the Internal Revenue Service (IRS) and Taiwan in the first and second quarter of fiscal 2014, respectively, statutes of limitations lapses in the third quarter of fiscal 2014, and changes in geographical earnings mix, partially offset by the reinstatement of the research tax credit and the reversal of deferred taxes resulting from the merger of a foreign affiliate in the first quarter of fiscal 2013.
The Company’s total gross unrecognized tax benefits at July 31, 2014 are $102.9 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at July 31, 2014 were recognized in the future, approximately $99.3 million would decrease the effective tax rate.
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
Note 16. Effect of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance will be effective for fiscal 2018, including interim periods within that reporting period, using one of two prescribed retrospective methods, and no early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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
The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, as filed with the SEC on December 20, 2013.
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

Acquisition of Coverity
On March 24, 2014, we acquired Coverity, Inc. (Coverity) the leading provider of software quality, testing and security tools. We believe this acquisition has enabled us to enter into a new, growing market dedicated to helping companies deliver better software faster, by finding software code defects as the code is being developed rather than at the end of the process. Coverity’s customer base includes Synopsys’ semiconductor and systems customers, albeit different users and budgets, and extends well beyond to software developers such as independent software vendors and companies engaged in e-commerce. We believe the Coverity acquisition has expanded our total addressable market. However, due to the fair value adjustment of acquired deferred revenue and amortization of intangible assets, the acquisition will have a negative effect on net income in the short term. We report revenue from our Coverity software quality, testing and security tools in our IP and Software Solutions group, which we previously referred to as IP and System-Level Solutions.
Financial Performance Summary for the Three Months Ended July 31, 2014 (Compared to the Three Months Ended July 31, 2013)

•
Net income of $65.7 million for the quarter was 26% higher compared to the same period in fiscal 2013 due to our overall growth and acquisitions, which increased our revenue by 8%, while our expenses increased by 6%.

•	We repaid our senior unsecured revolving credit facility balance of $200.0 million.

•	Our cash flow from operations increased by 24% primarily due to higher cash collections.

•	We continued to derive more than 90% of our revenue from time-based revenue.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The new guidance will be effective for fiscal 2018, including interim periods within that reporting period, using one of two prescribed retrospective methods. No early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and related disclosures.
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

We recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted average license term of the TSLs and term licenses we entered into for the three months ended July 31, 2014 and 2013 was 3.1 and 2.9 years, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.
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
Total Revenue

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$521.8	$482.9	$38.9	8%
Nine months ended	$1,518.5	$1,457.3	$61.2	4%
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
The increase in total revenue for the three months ended July 31, 2014 compared to the same period in fiscal 2013 was due to our overall growth and increases in time-based license revenue, including contributions of revenue from acquired companies, and professional services and other revenue, which were partially offset by a decrease in our upfront license revenue.
The increase in total revenue for the nine months ended July 31, 2014 compared to the same period in fiscal 2013 was due to our overall growth and increases in time-based license revenue, including contributions of revenue from acquired companies, and upfront license revenue, which were partially offset by a decrease in our professional services and other revenue.
Time-Based License Revenue

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$431.2	$387.1	$44.1	11%
Percentage of total revenue	83%	80%
Nine months ended	$1,255.5	$1,186.5	$69.0	6%
Percentage of total revenue	83%	81%
The increase in time-based license revenue for the three and nine months ended July 31, 2014 compared to the same periods in fiscal 2013 was primarily attributable to an increase in TSL license revenue due to our overall growth, including contributions of revenue from acquired companies.

Upfront License Revenue

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$31.6	$40.0	$(8.4)	(21)%
Percentage of total revenue	6%	8%
Nine months ended	$101.9	$95.5	$6.4	7%
Percentage of total revenue	7%	7%
Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The decrease in upfront license revenue for the three months ended July 31, 2014 compared to the same period in fiscal 2013 was primarily attributable to a decrease in the sale of hardware products, which was partially offset by an increase in the sale of perpetual licenses to IP and Software Solutions products.
The increase in upfront license revenue for the nine months ended July 31, 2014 compared to the same period in fiscal 2013 was primarily attributable to an increase in the sale of perpetual licenses to IP and Software Solutions products, which was partially offset by a decrease in the sale of hardware products.

Maintenance and Service Revenue

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$18.0	$19.1	$(1.1)	(6)%
Professional services and other revenue	41.0	36.8	4.2	11%
Total maintenance and service revenue	$59.0	$55.9	$3.1	6%
Percentage of total revenue	11%	12%
Nine months ended
Maintenance revenue	$56.1	$59.9	$(3.8)	(6)%
Professional services and other revenue	105.0	115.4	(10.4)	(9)%
Total maintenance and service revenue	$161.1	$175.3	$(14.2)	(8)%
Percentage of total revenue	11%	12%
Changes in maintenance revenue are generally attributable to timing and type of contracts that bundle maintenance.
The changes in professional services and other revenue for the three and nine months ended July 31, 2014 compared to the same periods in fiscal 2013 was primarily due to the timing of IP customization projects that are accounted for using the percentage of completion method.

Cost of Revenue

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$68.5	$69.9	$(1.4)	(2)%
Cost of maintenance and service revenue	20.7	19.2	1.5	8%
Amortization of intangible assets	26.3	26.5	(0.2)	(1)%
Total	$115.5	$115.6	$(0.1)	—%
Percentage of total revenue	22%	24%
Nine months ended
Cost of license revenue	$198.7	$195.9	$2.8	1%
Cost of maintenance and service revenue	62.1	59.1	3.0	5%
Amortization of intangible assets	74.7	79.4	(4.7)	(6)%
Total	$335.5	$334.4	$1.1	—%
Percentage of total revenue	22%	23%
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
Cost of revenue for the three months ended July 31, 2014 compared to the same period in fiscal 2013 was flat due to increases in (a) personnel-related costs of $5.9 million driven by higher headcount and (b) consultant and contractor costs of $1.5 million, being offset by lower product costs of $7.5 million, primarily due to lower hardware sales and purchase accounting adjustments that were recorded in fiscal 2013.
Cost of revenue for the nine months ended July 31, 2014 compared to the same period in fiscal 2013 remained relatively flat, primarily due to increases in (a) personnel-related costs of $8.4 million driven by higher headcount and (b) $4.0 million in consultant and contractor costs, being offset by lower product costs of $6.6 million, primarily due to lower hardware sales, and purchase accounting adjustments that were recorded in fiscal 2013, and a decrease in amortization of intangible assets due to certain intangible assets being fully amortized.

Operating Expenses
Research and Development

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$182.8	$166.7	$16.1	10%
Percentage of total revenue	35%	35%
Nine months ended	$528.4	$494.1	$34.3	7%
Percentage of total revenue	35%	34%
The increase in research and development expenses in the three months ended July 31, 2014 compared to the same period in fiscal 2013 was primarily due to an increase of $12.8 million in personnel-related costs primarily as a result of headcount increases, including those from acquisitions, and functionally allocated expenses that were higher by $3.6 million.
The increase in research and development expenses for the nine months ended July 31, 2014 compared to the same period in fiscal 2013 was primarily due to an increase of $22.4 million in personnel-related costs primarily as a result of headcount increases, including those from acquisitions, functionally allocated expenses that were higher by $8.9 million, and a $3.4 million increase in consultant and contractor costs.
Sales and Marketing

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$112.3	$105.4	$6.9	7%
Percentage of total revenue	22%	22%
Nine months ended	$332.8	$311.1	$21.7	7%
Percentage of total revenue	22%	21%
The increase in sales and marketing expenses in the three months ended July 31, 2014 compared to the same period in fiscal 2013 was primarily due to an increase of $6.5 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
The increase in sales and marketing expenses in the nine months ended July 31, 2014 compared to the same period in fiscal 2013 was primarily due to increases of $14.7 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and $6.6 million in variable compensation due to higher shipments.

General and Administrative

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended	$37.4	$34.5	$2.9	8%
Percentage of total revenue	7%	7%
Nine months ended	$112.2	$104.7	$7.5	7%
Percentage of total revenue	7%	7%
The increase in general and administrative expenses for the three months ended July 31, 2014 compared to the same period in fiscal 2013 was primarily due to increases of $4.4 million in facilities and depreciation expenses and $2.4 million in personnel costs. The increases were partially offset by higher allocation of $5.3 million in expenses to other functions compared to the same period in fiscal 2013, resulting from increased headcount in other functions.

The increase in general and administrative expenses for the nine months ended July 31, 2014 compared to the same period in fiscal 2013 was primarily due to increases of $7.2 million in facilities and depreciation expenses, $5.5 million in professional service costs and $3.5 million of acquisition-related costs. In addition, bad debt expense decreased by $1.8 million compared to the same period in fiscal 2013 primarily due to larger increases in the bad debt reserve in the prior year. The increases were partially offset by higher allocations of $11.1 million in expenses to other functions compared to the same period in fiscal 2013, resulting from increased headcount in other functions.
Amortization of Intangible Assets

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$26.3	$26.5	$(0.2)	(1)%
Included in operating expenses	6.5	5.8	0.7	12%
Total	$32.8	$32.3	$0.5	2%
Percentage of total revenue	6%	7%
Nine months ended
Included in cost of revenue	$74.7	$79.4	$(4.7)	(6)%
Included in operating expenses	18.3	17.6	0.7	4%
Total	$93.0	$97.0	$(4.0)	(4)%
Percentage of total revenue	6%	7%
Amortization of intangible assets for the three months ended July 31, 2014 compared to the same period in fiscal 2013 was relatively flat as additions of intangible assets from our 2014 acquisitions were offset by certain intangible assets being fully amortized prior to the three months ended July 31, 2014.
The decrease in amortization of intangible assets for the nine months ended July 31, 2014 compared to the same period in fiscal 2013 was due to certain intangible assets being fully amortized prior to the three months ended July 31, 2014, partially offset by additions of intangible assets from our fiscal 2014 acquisitions. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Other Income (Expense), net

	July 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.3	$0.3	$—	—%
Interest (expense)	(0.7)	(0.4)	(0.3)	75%
Gain on assets related to executive deferred compensation plan assets	3.1	2.9	0.2	7%
Foreign currency exchange gain	0.1	0.2	(0.1)	(50)%
Other, net	0.7	0.2	0.5	250%
Total	$3.5	$3.2	$0.3	9%
Nine months ended
Interest income	$1.0	$1.5	$(0.5)	(33)%
Interest (expense)	(1.7)	(1.3)	(0.4)	31%
Gain on assets related to executive deferred compensation plan assets	7.5	12.5	(5.0)	(40)%
Foreign currency exchange gain	0.9	6.1	(5.2)	(85)%
Other, net	11.1	2.3	8.8	383%
Total	$18.8	$21.1	$(2.3)	(11)%
Other income (expense), net for the three months ended July 31, 2014 compared to the same period in fiscal 2013 was flat.
Other income (expense), net for the nine months ended July 31, 2014 compared to the same period in fiscal 2013 was lower primarily due to decreased foreign currency exchange gains as a result of less movement in foreign currency exchange rates and lower gains in the market value of our executive deferred compensation plan assets. The aforementioned decreases were partially offset by a gain from the sale of a non-marketable equity investment in fiscal 2014 that was recorded in other, net.
Taxes
Our effective tax rate decreased in the three months ended July 31, 2014, as compared to the same period in fiscal 2013, primarily due to statutes of limitations lapses that resulted in the recognition of an unrecognized tax benefit. The effective tax rate decreased in the nine months ended July 31, 2014, as compared to the same period in fiscal 2013, primarily due to the benefit of audit settlements with the Internal Revenue Service and Taiwan in the first and second quarter of fiscal 2014, respectively, statutes of limitations lapses in the third quarter of fiscal 2014, and changes in geographical earnings mix, partially offset by the reinstatement of the research tax credit and the reversal of deferred taxes resulting from the merger of a foreign affiliate in the first quarter of fiscal 2013. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of July 31, 2014, we held an aggregate of $109.3 million in cash and cash equivalents in the United States and an aggregate of $793.7 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the nine months ended July 31, 2014.
Cash and Cash Equivalents

	July 31, 2014	October 31, 2013	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$903.0	$1,022.4	$(119.4)	(12)%
Cash and cash equivalents decreased primarily due to our cash paid for acquisitions, treasury stock, and property and equipment during fiscal 2014, which were partially offset by the cash provided by our operating activities.

Cash Flows

	July 31,
	2014	2013	$ Change
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$378.0	$305.4	$72.6
Cash used in investing activities	(430.1)	(48.1)	(382.0)
Cash used in financing activities	(62.7)	(52.2)	(10.5)
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
Cash provided by operating activities. Cash provided by operating activities for the nine months ended July 31, 2014 was higher compared to the same period in fiscal 2013 primarily due to higher cash collections which were partially offset by higher disbursements to vendors.
Cash used in investing activities. Cash used in investing activities for the nine months ended July 31, 2014 was higher compared to the same period in fiscal 2013, primarily driven by cash paid for acquisitions and intangible assets, net of cash acquired, of $373.5 million.
Cash used in financing activities. Cash used in financing activities for the nine months ended July 31, 2014 was higher compared to the same period in fiscal 2013 primarily due to an increase of $9.7 million in purchases of treasury stock. We repaid our senior unsecured revolving credit facility balance of $200.0 million in the current quarter, which had been drawn down during the second quarter of fiscal 2014.
Accounts Receivable, net

	July 31, 2014	October 31, 2013	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$238.9	$256.0	$(17.1)	(7)%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 42 days at July 31, 2014, and 46 days at October 31, 2013. Accounts receivable and DSO decreased primarily due to increased cash collections.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	July 31, 2014	October 31, 2013	$ Change	% Change
	(dollars in millions)
Current assets	$1,314.8	$1,448.0	$(133.2)	(9)%
Current liabilities	1,227.3	1,222.9	4.4	—%
Working capital	$87.5	$225.1	$(137.6)	(61)%
Decreases in our working capital were primarily due to (1) a decrease of $119.4 million in cash and cash equivalents, (2) an increase of $30.0 million in current deferred revenue due to the timing of our billings, and (3) a decrease of $17.2 million in accounts receivable, net of allowances. These decreases in working capital were partially offset by a decrease of $36.5 million in accounts payable and accrued liabilities due to higher disbursements.
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
During the second quarter of fiscal 2014, we drew down $200.0 million under the Revolver to finance a portion of the purchase price for the acquisition of Coverity on March 24, 2014. During the three month period ended July 31, 2014, we made principal payments of $200.0 million and $7.5 million under the Revolver and Term Loan, respectively. As of July 31, 2014, we had an $82.5 million outstanding balance under the Term Loan, of which $52.5 million is classified as long-term, and no outstanding balance under the Revolver. As of October 31, 2013, we had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million was classified as long-term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over our choice of market-observable base rates as defined in the Credit Agreement. At July 31, 2014, borrowings under the Term Loan bore interest at LIBOR + 1.125% and the applicable interest rate for the Revolver was LIBOR + 0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment.
As a result of the Coverity acquisition, we assumed Coverity’s credit facility with a U.S. bank that had an original expiration date of December 31, 2014. The facility provided a maximum borrowing limit of $7.0 million. During the third quarter of fiscal 2014, we chose to terminate the Coverity credit facility prior to the original expiration date.
Other
As of July 31, 2014, our cash equivalents consisted of cash deposits, tax-exempt money market mutual funds, and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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
See Other Commitments—Credit Facility, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding borrowings under our senior unsecured revolving credit facility.
As of July 31, 2014, our exposure to market risk has not changed materially since October 31, 2013. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure About Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2013, filed with the SEC on December 20, 2013.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of July 31, 2014, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2014, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
In the Oregon Action, Synopsys and the EVE Parties have further asserted patent infringement counterclaims against Mentor based on Synopsys’ United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction. On February 21, 2014, the court in the Oregon Action granted Mentor’s motion for partial summary judgment based on assignor estoppel, in which Mentor argued Synopsys was barred from challenging the validity of Mentor’s ‘376 patent in the Oregon Action. In July 2014, the court granted Synopsys’ motion for partial summary judgment on the ‘531 and ‘176 patents, finding that Mentor was barred from asserting those patents under the doctrine of res judicata. The court also granted cross-motions for partial summary judgment brought by both parties, finding that Mentor’s ‘962 and ‘882 patents and Synopsys’ ‘109 and ‘526 patents were non-infringed and/or invalid. As a result of these rulings, the only patent remaining at issue in the Oregon Action is Mentor’s ‘376 patent.
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
On December 21, 2013, Mentor filed an inter partes review request with the PTO challenging the validity of Synopsys’ ‘420 patent. The PTO granted review of the ‘420 patent.

Item 1A.	Risk Factors
We describe our risk factors below.
The continued uncertainty in the global economy, and its potential impact on the semiconductor and electronics industries in particular, may negatively affect our business, operating results and financial condition.
While the global economy is improving, there are still uncertainties surrounding the strength of the recovery. Weakness in the global economy has adversely affected consumer confidence and the growth of the semiconductor industry in recent years, causing semiconductor companies to behave cautiously and focus on their costs, including their research and development budgets, which capture spending on electronic design automation (EDA) products and services. For example, uncertainty caused by the global recession led some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Continuing caution by semiconductor companies could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn could adversely affect our business, operating results and financial condition.
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
The growth of the EDA industry as a whole, and our business in particular, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of systems-on-chips and integrated circuits, and customers’ concerns about managing costs, have previously led and in the future could lead to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process or opting for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls. Additionally, as the EDA industry matures, consolidation may result in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
Furthermore, the semiconductor and electronics industries have become increasingly complex ecosystems. Many of our customers outsource the manufacture of their semiconductor designs to foundries. Our customers also frequently incorporate third-party intellectual property (IP), whether provided by us or other vendors, into their designs to improve the efficiency of their design process. We work closely with major foundries to ensure that our EDA, IP, and manufacturing solutions are compatible with their manufacturing processes. Similarly, we work closely with other major providers of semiconductor IP, particularly microprocessor IP, to optimize our EDA tools for use with their IP designs and to assure that their IP and our own IP products, which may each provide for the design of separate components on the same chip, work effectively together. If we fail to optimize our EDA and IP solutions for use with major foundries’ manufacturing processes or major IP providers’ products, or if our access to such foundry processes or third-party IP products is hampered, then our solutions may become less desirable to our customers, resulting in an adverse effect on our business and financial condition.

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
We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP). These principles are subject to interpretation by the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Accounting standard changes could have a significant impact on our revenues and expenses, may require costly changes to our operational processes, and could cause unexpected financial reporting fluctuations.
For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014 – Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)" – that supersedes nearly all existing GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.
Further efforts by the FASB and IASB to converge GAAP and IFRS accounting principles could result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, lease accounting and financial statement presentation. The SEC may make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. Changes in accounting principles from GAAP to IFRS or to converged accounting principles may have a material impact on our financial statements and may retroactively affect the accounting treatment of previously reported transactions.

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
We compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation. We also compete with other EDA vendors, including frequent new entrants to the marketplace, that offer products focused on one or more discrete phases of the integrated circuit (IC) design process, as well as vendors of IP products and system-level solutions. Moreover, our customers internally develop design tools and capabilities that compete with our products.
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
As of July 31, 2014, approximately 87.9% of our worldwide cash and cash equivalents balance is held by our international subsidiaries in their own accounts outside the United States. At present, such foreign funds are considered to be indefinitely reinvested abroad to the extent they derive from indefinitely reinvested foreign earnings. We have a credit agreement with several lenders providing for a $150 million term loan facility and a $350 million revolving credit facility, and as of July 31, 2014, we had outstanding debt of $82.5 million under our term loan facility and no outstanding debt under our revolving credit facility. Should our cash spending needs in the U.S. rise and exceed our existing U.S. balances, available credit under our revolving credit and term loan facilities, and future U.S. cash flows, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
Our cash equivalent portfolio currently consists of tax-exempt money market mutual funds, taxable money market mutual funds and bank deposits. In general, our investment portfolio may carry both interest rate risk and credit risk. We may hold fixed rate debt securities that can have their market value adversely impacted due to a credit downgrade or a rise in interest rates, or floating rate securities that may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired.
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
We did not repurchase any shares of our common stock during the three months ended July 31, 2014 and, as of such date, $420.3 million remained available for further repurchases under our stock repurchase program. See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: August 25, 2014	By:	/s/ BRIAN M. BEATTIE
Brian M. Beattie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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