Form 10-K
period 2014-10-31
SYNOPSYS INC
filed 2014-12-15
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended October 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.8 billion. Aggregate market value excludes an aggregate of approximately 53.9 million shares of common stock held by the registrant’s executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On December 10, 2014, 153,103,327 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, scheduled to be held on April 2, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Year ended October 31, 2014

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this Form 10-K or Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue” and the negatives of such terms are intended to identify forward-looking statements. This Form 10-K includes, among others, forward-looking statements regarding our expectations about:

•	our business, product and platform strategies;

•	our business outlook;

•	prior and future acquisitions, including the expected benefits of completed acquisitions;

•	the impact of macroeconomic conditions on our business and our customers’ businesses;

•	demand for our products and our customers’ products;

•	customer license renewals;

•	the completion of development of our unfinished products, or further development, integration, or broader release of our existing products;

•	technological trends in integrated circuit design;

•	our ability to successfully compete in the electronic design automation industry;

•	the continuation of current industry trends towards vendor and customer consolidation;

•	our license mix;

•	litigation;

•	our ability to protect our intellectual property rights;

•	our cash, cash equivalents and cash generated from operations; and

•	our future liquidity requirements.
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
Fiscal 2014 and 2013 were 52-week years ending on November 1, 2014 and November 2, 2013, respectively. Fiscal 2012 was a 53-week year ending on November 3, 2012. The extra week in fiscal 2012 resulted in approximately $26 million of additional revenue, related primarily to time-based licenses, and approximately $16 million of additional expenses.
For presentation purposes, this Form 10-K refers to October 31 as the end of our fiscal year.

PART I

Item 1. Business
Introduction
Synopsys, Inc. is a global leader in providing software, intellectual property and services used to design integrated circuits and electronic systems. For more than 25 years, we have supplied the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), commonly called chips. We also provide intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs instead of designing those circuits themselves. We provide software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these product offerings, we provide technical services to support our solutions and help our customers develop chips and electronic systems. We are also a leading provider of software tools that developers use to improve the quality, security, and time-to-market of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
Corporate Information
We incorporated in 1986 in North Carolina and reincorporated in Delaware in 1987. Our headquarters are located at 700 East Middlefield Road, Mountain View, California 94043, and our telephone number there is (650) 584-5000. We expect that our headquarters will change to 690 East Middlefield Road, Mountain View, California 94043, in early 2015. We have approximately 98 offices worldwide.
Our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, and Proxy Statements relating to our annual meetings of stockholders, including any amendments to these reports, as well as filings made by our executive officers and directors, are available through the Investor Relations page of our Internet website (www.synopsys.com) free of charge as soon as practicable after we file them with, or furnish them to, the SEC (www.sec.gov). We use our Investor Relations page as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. The contents of our website are not part of this Form 10-K.
Background
Recent years have seen a remarkable proliferation of consumer and wireless electronic products, particularly mobile devices. The growth of the Internet and cloud computing has provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, and appliances and other consumer products is expanding the landscape of “smart” devices.
These developments depend, in large part, on chips. It is common for a single chip to combine many components (processor, communications, memory, custom logic, input/output) into a single System-on-Chip (SoC), resulting in highly complex chip designs. The most complex chips today contain more than a billion transistors, the basic building blocks for integrated circuits, each of which may have features that are less than 1/1,000th the diameter of a human hair. At such small dimensions, the wavelength of light itself can become an obstacle to production, becoming too big to create such dense features and requiring creative and complicated new approaches from designers. Designers have turned to new manufacturing techniques, such as double patterning lithography and FinFET transistors, which introduce their own challenges in design and production.
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
A similar dynamic is at work in the software industry, where the pace of innovation requires developers to deliver high quality software, which can include millions of lines of code, in increasingly shrinking release cycles. Bugs, defects, and security vulnerabilities in code can be difficult to detect and expensive to fix. But, at a time when software is prevalent in many industries and in an increasing array of smart devices, it can be crucial to do so.
Synopsys is at the heart of accelerating innovation in the electronics industry. We provide the software tools, IP, hardware and other technologies that designers use to create chips and systems. We also provide the software tools that software developers use to detect critical flaws in their code.

The task of the chip and system designer is to determine how best to locate and connect the building blocks of chips, verifying that the resulting design behaves as intended and ensuring that the design can be manufactured efficiently and cost-effectively. This task is a complicated, multi-step process that is both expensive and time-consuming. We offer a wide range of products that help designers at different steps in the overall design process, both for the design of individual integrated circuits and for the design of larger systems. Our products can increase designer productivity and efficiency by automating tasks, keeping track of large amounts of design data, adding intelligence to the design process, facilitating reuse of past designs and reducing errors. Our IP products offer proven, high-quality pre-configured circuits that are ready-to-use in a chip design, saving customers time and enabling them direct resources to features that differentiate their products. Our global service and support engineers also provide expert technical support and design assistance to our customers.
The task of the software developer is to write code that not only accomplishes the developer's goal as efficiently as possible but that also runs securely and free of errors. We offer products that can help developers write better, more secure code by analyzing their code for quality defects and security vulnerabilities, adding intelligence and automation to the software testing process, and helping to eliminate quality and security defects in a systematic manner. Our products can enable software developers to catch flaws earlier in the development cycle, when they can be less costly to fix.
Products and Services
Revenue from our products and services is reported in four groups:

•	Core EDA, which includes our digital and custom IC design products, our verification products, and our field-programmable gate array (FPGA) design products;

•	IP and Software Solutions, which includes our DesignWare® IP portfolio, our system-level design tools, and our Coverity® software quality and security testing solutions;

•	Manufacturing Solutions; and

•	Professional Services.
Core EDA Solutions
The process of designing integrated circuits contains many complex steps: architecture definition, RTL (register transfer level) design, functional/RTL verification, logic design or synthesis, gate-level verification, floorplanning, and place and route, to name just a few. Designers use our Core EDA products to automate the integrated circuit design process and to reduce errors. We offer a large number of Core EDA products intended to address the process comprehensively. Our Core EDA products generally fall into the following categories:

•	Digital and Custom IC Design, which includes tools to design an integrated circuit;

•	Verification, which includes technology to verify that an integrated circuit behaves as intended; and

•	FPGA Design, which includes tools to design FPGAs, a complex, configurable form of integrated circuit.
Digital and Custom IC Design
Our Galaxy™ Design Platform provides our customers with a single, integrated chip design solution that includes industry-leading individual products and incorporates common libraries and consistent timing, delay calculation and constraints throughout the design process. The platform allows designers the flexibility to integrate internally developed and third-party tools. With this advanced functionality, common foundation and flexibility, our Galaxy Design Platform helps reduce design times, decrease integration costs and minimize the risks inherent in advanced, complex integrated circuit designs. Our products span digital, custom and analog/mixed-signal designs.
In fiscal 2014, we introduced our IC Compiler™ II physical design solution and expect to continue to broaden its availability in fiscal 2015. IC Compiler II is a complete place-and-route system, built on new, multi-threaded infrastructure, that offers faster runtime, uses less memory, and delivers superior chip design results in area, timing, and power, which can help designers reduce their design iterations and boost design productivity.
Our other principal design products, also available as part of the Galaxy Design Platform, are our IC Compiler physical design solution, Design Compiler® logic synthesis product, Galaxy Custom Designer® and Laker® Layout custom design solutions, CustomSim™ tool for analog/mixed-signal verification, PrimeTime® timing analysis products, StarRC™ product for extraction, and IC Validator tool for physical verification.
Verification
In fiscal 2014, we introduced our Verification Continuum™ Platform to accelerate industry innovation by enabling earlier software bring-up and shorter times-to-market for advanced SoCs. Verification Continuum is built from our industry-leading and fastest verification technologies, providing virtual prototyping, static and formal verification, simulation, emulation, FPGA-based prototyping, and debug in a unified environment with verification IP and planning and coverage technology. Elements of the platform are in various stages of release, with some elements available currently and others expected to be generally available in calendar year 2015.
The individual products included in Verification Continuum span both our Core EDA and IP and Software Solutions revenue groups. The solutions reported in Core EDA revenue include the following:

•
Our Verification Compiler™ solution, released in fiscal 2014, which is a complete portfolio of integrated, next-generation verification technologies that include advanced debug (our Verdi® solution), simulation (our VCS® comprehensive RTL verification technology), new static and formal verification technology, verification IP, and planning and coverage technology. In addition to their inclusion in our Verification Compiler solution, these verification technologies also continue to be sold as individual point tools.

•
ZeBu® emulation systems, which use high-performance hardware to emulate SoC designs so that designers can accelerate verification of large complex SoCs and perform earlier verification of the SoC together with software.

•
Our other principal individual verification solutions, including CustomSim™ FastSPICE and FineSim® SPICE/FastSPICE circuit simulation and analysis products, HSPICE® circuit simulator, and CustomExplorer™ Ultra mixed-signal regression and analysis environment.

The virtual prototyping and FPGA-based prototyping solutions that are part of our Verification Continuum platform are included in our IP and Software Solutions revenue group.
FPGA Design
FPGAs are complex chips that can be customized or programmed to perform a specific function after they are manufactured. For FPGA design, we offer Synplify® Pro and Premier implementation and Identify® debug software tools.
IP and Software Solutions
IP Products
As more functionality converges into a single device or even a single chip, and chip designs grow more complex, the number of third-party IP blocks incorporated into designs is rapidly increasing. Synopsys is a leading provider of high-quality, silicon-proven IP solutions for SoCs. Our broad DesignWare® IP portfolio includes:

•	high-quality solutions for widely used interfaces such as USB, PCI Express, DDR, Ethernet, SATA, MIPI, and HDMI;

•	analog IP for analog-to-digital data conversion and audio;

•	SoC infrastructure IP including minPower datapath components, ARM® AMBA® interconnect fabric and peripherals, and verification IP;

•	logic libraries and embedded memories, including SRAMs and non-volatile memory;

•	configurable processor cores and application-specific instruction-set processors (ASIPs) for embedded and deeply embedded designs; and

•	IP subsystems for audio and sensor functionality that combine IP blocks and software into an integrated, pre-verified solution.

Our IP Accelerated initiative augments our established, broad portfolio of silicon-proven DesignWare IP with DesignWare IP Prototyping Kits, DesignWare IP Virtual Development Kits, and customized IP subsystems to accelerate prototyping, software development, and integration of IP into SoCs.
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
Escalating software content and complexity in today’s electronic devices are driving the adoption of new tools and methods to accelerate software development and ease hardware-software integration and system validation. Our system-level portfolio includes prototyping technologies that can improve the productivity of both hardware and software development teams. These prototyping technologies are also an important component of our Verification Continuum Platform. Our Virtualizer™ tool and broad portfolio of transaction-level models enable the creation of virtual prototypes, fully functional software models of complete systems that enable engineers to start software development up to twelve months earlier than traditional methods. Our HAPS® FPGA-based prototyping systems integrate high performance hardware and software tools with real-world interfaces to enable faster hardware-software integration and full system validation. Our hybrid prototyping solution combines both approaches to prototyping, integrating Virtualizer virtual prototyping with HAPS FPGA-based prototyping.
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
Software Solutions
In the second quarter of fiscal 2014, we acquired Coverity, Inc. (Coverity), a leading provider of software quality, testing, and security tools. Coverity products help software developers reduce the risk of errors and security defects in their code before it is released. Our Coverity Code Advisor solution includes the Quality Advisor™ and Security Advisor™ tools, which analyze software code to find crash-causing bugs, incorrect program behavior, memory leaks and other flaws that degrade performance, security vulnerabilities, violations of security best practices, and other critical code issues, many of which may be difficult to detect by other means. Our Coverity Test Advisor™ solutions allow developers to focus their test development on the most critical code and to prioritize their test execution for the tests that are the most relevant for a particular set of code additions or changes. Our Coverity Connect™ platform assists software development teams in tracking and managing their code issues.
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
Our Manufacturing Solutions include Sentaurus™ Technology-CAD (TCAD) device and process simulation products, Proteus optical proximity correction (OPC) and lithography rule check (LRC) products, CATS® mask data preparation product, and Yield Explorer® and Odyssey/Yield Manager Yield Management solutions.
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
Product Warranties
We generally warrant our products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for our software products and for up to 6 months for our HAPS FPGA-based prototyping systems. In many cases, we also provide our customers with limited indemnification with respect to claims that their use of our software products infringes on United States patents, copyrights, trademarks or trade secrets. We have not experienced material warranty or indemnity claims to date.
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
Sales, Distribution and Backlog
Our EDA and IP customers are primarily semiconductor and electronics systems companies. The customers for our Coverity software solutions products include many of these companies as well as companies in a wider array of industries, including financial services, energy, and industrials. We market our products and services principally through direct sales in the United States and principal foreign markets. We typically distribute our software products and documentation to customers electronically, but provide physical media (e.g., DVD-ROMs) when requested by the customer.
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

In fiscal 2014, 2013 and 2012, an aggregate of 50%, 52% and 52%, respectively, of Synopsys’ total revenue was derived from sales outside of the United States. Geographic revenue, which is based on customer server site location, is shown below as a percentage of total revenue for the last three fiscal years:

Revenue by Region

Fiscal 2014
12%
13%
50%
25%
Fiscal 2013
13%
14%
48%
25%
Fiscal 2012
16%
13%
48%
23%
U.S.
Asia Pacific and Other
Europe
Japan
U.S.
Asia Pacific and Other
Europe
Japan
U.S.
Asia Pacific and Other
Europe
Japan

Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data. Risks related to our foreign operations are described in Part I, Item 1A, Risk Factors.
Our backlog was approximately $3.5 billion on October 31, 2014, representing a 13% increase from backlog of $3.1 billion on October 31, 2013, which resulted primarily from the renewal in fiscal 2014 of large multi-year contracts, business growth, and to a lesser extent, acquisitions. Backlog represents committed orders that are expected to be recognized as revenue over the following three years. We currently expect that $1.7 billion of our backlog will be recognized after fiscal 2015. Backlog may not be a reliable predictor of our future sales as business conditions may change and technologies may evolve, and customers may seek to renegotiate their arrangements or may default on their payment obligations. For this and other reasons, we may not be able to recognize expected revenue from backlog when anticipated.

Revenue attributable to each of our four platforms established for management reporting purposes is shown below as a percentage of total revenue for the last three fiscal years:
*Our IP and Software Solutions platform was referred to as IP and System-Level Solutions in fiscal 2013 and 2012.
Revenue derived from Intel Corporation and its subsidiaries in the aggregate accounted for 10.5%, 11.3% and 10.5% of our total revenue in fiscal 2014, 2013 and 2012, respectively.
Research and Development
Our future performance depends in large part on our ability to further enhance and extend our design and verification platforms and to expand our manufacturing, IP, system-level and software solutions product offerings. Research and development of existing and new products is primarily conducted within each product group. We also use targeted acquisitions to augment our own research and development efforts.
Our research and development expenses were $718.8 million, $669.2 million and $581.6 million in fiscal 2014, 2013 and 2012, respectively. Our capitalized software development costs were approximately $3.6 million, $3.6 million and $3.3 million in fiscal 2014, 2013 and 2012, respectively.
Competition
The EDA industry is highly competitive. We compete against other EDA vendors and against our customers’ own design tools and internal design capabilities. In general, we compete principally on technology leadership, product quality and features (including ease-of-use), license terms, price and payment terms, post-contract customer support, and interoperability with our own and other vendors’ products. No one factor drives an EDA customer’s buying decision, and we compete on all fronts to capture a higher portion of our customers’ budgets.
Our competitors include EDA vendors that offer varying ranges of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation. We also compete with other EDA vendors, including frequent new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers’ internally developed design tools and capabilities. In the IP area, we compete generally on product quality and features, ease of integration with customer designs, compatibility with design tools, license terms, price and payment terms, and customer support. In the software solutions area, we compete with numerous tool providers, some of which focus on specific aspects of software security or quality analysis, as well as frequent new entrants, which include start-up companies as well as more established software companies.
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
Proprietary Rights
Synopsys primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect its proprietary rights. We have a diversified portfolio of more than 2,100 United States and foreign patents issued, and we will continue to pursue additional patents in the future. Our issued patents have expiration dates through 2033. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We are not significantly dependent upon any single patent, copyright, trademark or license with respect to our proprietary rights.
In many cases, under our customer agreements and other license agreements, we offer to indemnify our customers if the licensed products infringe on a third party’s intellectual property rights. As a result, we may from time to time need to defend claims that our customers’ use of our products infringes on these third-party rights.
Employees
As of October 31, 2014, Synopsys had 9,436 employees, of which 3,706 were based in the United States.

Executive Officers of the Registrant
The executive officers of Synopsys and their ages as of December 12, 2014 were as follows:

Name	Age	Position
Aart J. de Geus	60	Co-Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	65	Co-Chief Executive Officer and President
Brian M. Beattie	61	Executive Vice President, Business Operations and Chief Administrative Officer
Trac Pham	45	Chief Financial Officer
Joseph W. Logan	55	Executive Vice President, Worldwide Sales and Corporate Marketing
John F. Runkel, Jr.	59	General Counsel and Corporate Secretary
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
Brian M. Beattie is our Executive Vice President, Business Operations and Chief Administrative Officer. Prior to his promotion to that role in December 2014, Mr. Beattie served as our Chief Financial Officer since January 2006. From October 1999 to January 2006, he was Executive Vice President of Finance and Administration and Chief Financial Officer of SupportSoft, Inc. From May 1998 to May 1999, he served as Vice President of Finance, Mergers and Acquisitions of Nortel Networks Corporation. From July 1996 to April 1998, Mr. Beattie served as Group Vice President of Meridian Solutions of Nortel Networks Corporation. From February 1993 to June 1996, Mr. Beattie served as Vice President of Finance, Enterprise Networks, for Nortel Networks Corporation. Mr. Beattie served on the board of directors of Unwired Planet, Inc. from December 2010 until November 2012. Mr. Beattie holds a Bachelor of Commerce and an M.B.A. from Concordia University in Montreal.
Trac Pham was appointed our Chief Financial Officer in December 2014. Mr. Pham joined Synopsys in November 2006 as Vice President, Financial Planning and Strategy. He became our Vice President, Corporate Finance, in August 2012, assuming additional responsibility for our tax and treasury functions. Mr. Pham holds a Bachelor of Arts in Economics from the University of California, Berkeley and an MPIA (Master of Pacific International Affairs) from the University of California, San Diego.
Joseph W. Logan serves as our Executive Vice President of Worldwide Sales and Corporate Marketing. He became Senior Vice President of Worldwide Sales in September 2006, assumed responsibility for our Corporate Marketing organization in August 2013, and became Executive Vice President in December 2013. Previously, Mr. Logan was head of sales for Synopsys’ North America East region from September 2001 to September 2006. Prior to Synopsys, Mr. Logan was head of North American Sales and Support at Avant! Corporation. Mr. Logan holds a B.S.E.E. from the University of Massachusetts, Amherst.
John F. Runkel, Jr. has served as our General Counsel and Corporate Secretary since May 2014. From October 2008 to March 2013, he served as Executive Vice President, General Counsel, and Corporate Secretary of Affymetrix, Inc. He served as Senior Vice President, General Counsel and Corporate Secretary of Intuitive Surgical, Inc. from 2006 to 2007. Mr. Runkel served in several roles at VISX, Inc. from 2001 to 2005, most recently as Senior Vice President of Business Development and General Counsel. Mr. Runkel was also a partner at the law firm of

Sheppard, Mullin, Richter & Hampton LLP for eleven years. He holds a Bachelor of Arts and a Juris Doctorate from the University of California, Los Angeles.
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
While the global economy has shown improvement, there are still uncertainties surrounding the strength of the recovery in many regions. Weakness in the global economy has adversely affected consumer confidence and the growth of the semiconductor industry in recent years, causing semiconductor companies to behave cautiously and focus on their costs, including their research and development budgets, which capture spending on electronic design automation (EDA) products and services. Further uncertainty caused by a global recession could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Continuing caution by semiconductor companies could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn could adversely affect our business, operating results and financial condition.
We cannot predict when widespread global economic confidence will be restored. Events such as the timing and execution of the tapering of asset purchases by the U.S. Federal Reserve may continue to drive stock market and interest rate volatility, consumer confidence and product demand. In addition, should further economic instability affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations, it could adversely affect our financial results and our business. Accordingly, our future business and financial results are subject to uncertainty, and our stock price is at risk of volatile change. If economic conditions deteriorate in the future, or, in particular, if the semiconductor industry does not grow, our future revenues and financial results could be adversely affected. Conversely, in the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model.
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
Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions in the future, but we may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets, commercially unacceptable terms, or other risks, which could harm our operating results. Acquisitions are difficult, time-consuming, and pose a number of risks, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Difficulties entering into new markets in which we are not experienced or where competitors may have stronger positions;

•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	Difficulties in retaining and integrating key employees;

•	Substantial reductions of our cash resources and/or the incurrence of debt;

•	Failure to realize expected synergies or cost savings;

•	Difficulties in integrating or expanding sales, marketing and distribution functions and administrative systems, including information technology and human resources systems;

•	Dilution of our current stockholders through the issuance of common stock as part of the merger consideration;

•	Assumption of unknown liabilities, including tax and litigation, and the related expenses and diversion of resources;

•	Disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process;

•	Potential negative impact on our relationships with customers, distributors and business partners;

•	Exposure to new operational risks, regulations, and business customs to the extent acquired businesses are located in regions where we are not currently conducting business;

•	The need to implement controls, processes and policies appropriate for a public company at acquired companies that may have lacked such controls, processes and policies;

•	Negative impact on our earnings resulting from the application of Accounting Standards Codification (ASC) 805, Business Combinations; and

•
Requirements imposed by government regulators in connection with their review of an acquisition, including required divestitures or restrictions on the conduct of our business or the acquired business.

If we do not manage these risks, the acquisitions that we complete may have an adverse effect on our business and financial condition.
For example, we recently completed our acquisition of Coverity, Inc. (Coverity), a leading provider of software quality, testing, and security tools. This is a new, though adjacent, technology space for us. Coverity's customer base is more diverse and includes industries with which we do not have experience. We may need to develop new sales and marketing strategies and meet new customer service requirements. At the same time, Coverity competes with different competitors from those for our existing products, and these competitors may have more financial resources, industry experience or established customer relationships than we do. To successfully develop our Coverity offerings, we will need to skillfully balance our investment in the software quality, testing and security tools space with investment in our existing products, as well as attract and retain employees with expertise in these new fields. If we fail to do so, we may not realize the expected benefits of the Coverity acquisition, and it may have a negative effect on our earnings and financial condition.

Consolidation among our customers, as well as within the industries in which we operate, may negatively impact our operating results.
A number of business combinations, including mergers, asset acquisitions and strategic partnerships, among our customers and in the semiconductor and electronics industries have occurred recently, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power, or reduced customer spending on software and services. The loss of customers or reduced customer spending could adversely affect our business and financial condition. In addition, we and our competitors from time to time acquire businesses and technologies to complement and expand our respective product offerings. If any of our competitors consolidate or acquire businesses and technologies which we do not offer, they may be able to offer a larger technology portfolio, a larger support and service capability, or lower prices, which could negatively impact our business and operating results.
Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results.
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). These principles are subject to interpretation by the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles, standards or guidance can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes.
For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014 – Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)" – that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.
Further efforts by the FASB and IASB to converge U.S. GAAP and IFRS accounting principles may have a material impact on the way we report financial results in areas including, but not limited to, lease accounting and financial statement presentation. In addition, the SEC may make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. Changes in accounting principles from U.S. GAAP to IFRS, or to converged accounting principles, may have a material impact on our financial statements and may retroactively affect the accounting treatment of previously reported transactions.
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

•	Our ability to implement effective cost control measures;

•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;

•	Expenses related to our acquisition and integration of businesses and technology;

•	Changes to our effective tax rate;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products; and

•	General economic and political conditions that affect the semiconductor and electronics industries.
The timing of revenue recognition may also cause our revenue and earnings to fluctuate, due to factors that include:

•	Cancellations or changes in levels of license orders or the mix between upfront license revenue and time-based license revenue;

•	Delay of one or more orders for a particular period, particularly orders generating upfront license revenue;

•	Delay in the completion of professional services projects that require significant modification or customization and are accounted for using the percentage of completion method;

•	Delay in the completion and delivery of IP products in development that customers have paid for early access to;

•	Customer contract amendments or renewals that provide discounts or defer revenue to later periods;

•
The levels of our hardware revenues, which are recognized upfront and are primarily dependent upon our ability to provide the latest technology and meet customer requirements, and which may also impact our levels of excess and obsolete inventory expenses; and

•	Changes in or challenges to our revenue recognition model.
These factors, or any other factors or risks discussed herein, could negatively impact our revenue or earnings and cause our stock price to decline. Additionally, our results may fail to meet or exceed the expectations of securities analysts and investors, or such analysts may change their recommendation regarding our stock, which could cause our stock price to decline.
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
Our operating results could be adversely affected by an increase in our effective tax rate as a result of tax law changes, changes in our geographical earnings mix, an unfavorable government review of our tax returns, or by material differences between our forecasted and actual annual effective tax rates.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings for certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project being undertaken by the Organisation for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles. These contemplated changes, if finalized and adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.
Our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We are also liable for potential tax liabilities of businesses we acquire. Although we believe our tax estimates are reasonable, the final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could adversely affect our income tax provision and net income in the periods for which that determination is made.
Forecasting our annual effective tax rate is highly complex, as it depends on forward-looking financial projections of our annual income and geographical mix of earnings, our interpretations of the tax laws of numerous jurisdictions, and the possible outcomes of tax audits, among other estimates and assumptions. Some items cannot be forecasted or may be treated as discrete to the future periods when they occur. If our estimates and assumptions prove incorrect, then there may be a material difference between our forecasted and actual effective tax rates, which could have a material impact on our results of operations. In addition, we maintain significant deferred tax assets related to federal research credits and certain state tax credits. Our ability to use these credits is dependent upon having sufficient future taxable income in the relevant jurisdiction. Changes in our forecasts of future income could result in an adjustment to the deferred tax asset and a related charge to earnings that could materially affect our financial results.
We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results.
We devote substantial resources to research and development. New competitors, technological advances in the semiconductor industry or by competitors, our acquisitions, our entry into new markets, or other competitive factors may require us to invest significantly greater resources than we anticipate. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results. Finally, there can be no guarantee that our research and development investments will result in products that create significant, or even any, revenue.
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

•
Difficulties in adapting to cultural differences in the conduct of business, which may include business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act or other anti-corruption laws;

•	Financial risks such as longer payment cycles and difficulty in collecting accounts receivable;

•	Inadequate local infrastructure that could result in business disruptions;

•	Government trade restrictions, including tariffs, export licenses, or other trade barriers;

•	Additional taxes and penalties; and

•	Other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases.
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
As of October 31, 2014, approximately 83.6% of our worldwide cash and cash equivalents balance is held by our international subsidiaries in their own accounts outside the United States. At present, such foreign funds are considered to be indefinitely reinvested abroad, to the extent they are derived from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of October 31, 2014, we had outstanding debt of $75.0 million under our $150 million term loan facility and no outstanding debt under our $350 million revolving credit facility. In December 2014, we drew down $250.0 million under our revolving credit facility. Should our U.S. cash spending needs rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
From time to time we are subject to claims that our products infringe on third-party intellectual property rights.
We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. For example, we and Emulation & Verification Engineering S.A. (EVE), a company we acquired in October 2012, are party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. The jury in one of the lawsuits returned a verdict of approximately $36 million in assessed damages against us for patent infringement, which we plan to appeal. Further information regarding the EVE lawsuits is contained in Part I, Item 3, Legal Proceedings. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.
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

Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation, particularly that of our Coverity security testing solutions.
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
We recently began offering software quality and security testing solutions as a result of our acquisition of Coverity. Cybersecurity attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. If we fail to identify these new and complex methods of attack, or fail to invest sufficient resources in research and development regarding new threat vectors, our Coverity security testing products may fail to detect vulnerabilities in our customers’ software code. An actual or perceived failure to identify security flaws may harm the perceived reliability of our Coverity products and could result in a loss of customers, sales, or an increased cost to remedy a problem. Furthermore, our acquisition of Coverity may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own information technology infrastructure.
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
We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. We face pressure to limit the use of such equity-based compensation due to its dilutive effect on stockholders. In addition, we are required under U.S. GAAP to recognize compensation expense in our results of operations for employee share-based equity compensation under our equity grants and our employee stock purchase plan, which increases the pressure to limit equity-based compensation. These factors may make it more difficult for us to grant attractive equity-based packages in the future, which could limit our ability to attract and retain key employees.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the NASDAQ Stock Market, and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, our efforts to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act and other new regulations, including "conflict minerals" regulations affecting our hardware products, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cybersecurity attack, terrorist attack, epidemic, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

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
In addition, in October 2011, we agreed to lease two office buildings to be constructed in Mountain View, California. Once construction is complete, the buildings together will provide approximately 341,000 square feet. The lease of such premises begins on March 1, 2015. We may elect for early occupancy if certain conditions are met. We expect these premises, located at 690 E. Middlefield Road, Mountain View, to become our new corporate headquarters.
We currently lease 29 other offices throughout the United States, and own 2 office buildings in Oregon, one of which is leased to a tenant. These offices are used primarily for sales and support activities as well as research and development.
International Facilities
We lease additional space for sales, service and research and development activities in approximately 25 countries throughout the world, including 25,000 square feet in Dublin, Ireland for our international headquarters, as well as significant sites in Yerevan, Armenia, Bangalore, India and Shanghai, China. In addition, we own two buildings in Hsinchu, Taiwan with approximately 211,000 square feet of combined space.
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

Mentor Patent Litigation
We are engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. We acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) were defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,947,882. Both cases sought compensatory damages, including lost profits and royalties, and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that EVE’s ZeBu series of products infringes Mentor’s Japanese Patent No. P3,588,324. This case seeks compensatory damages, a permanent injunction and destruction of inventory.
On September 27, 2012, Synopsys and the EVE Parties filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531; 5,649,176 and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products, and that Mentor is without right or authority to threaten or maintain suit against the plaintiffs on such patents. Mentor asserted patent infringement counterclaims in this action based on the same three patents and sought compensatory damages, including lost profits and royalties, and a permanent injunction. In April 2013, this action was transferred to the federal district court in Oregon and consolidated with the two Mentor lawsuits in that district (the Oregon Action).
The Oregon Action
In the Oregon Action, Synopsys and the EVE Parties further asserted patent infringement counterclaims against Mentor based on Synopsys’ United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction. On February 21, 2014, the court granted Mentor’s motion for partial summary judgment based on assignor estoppel, in which Mentor argued Synopsys was barred from challenging the validity of Mentor’s ‘376 patent. In July 2014, the court granted Synopsys’ motion for partial summary judgment on the ‘531 and ‘176 patents, finding that Mentor was barred from asserting those patents under the doctrine of res judicata. The court also granted cross-motions for partial summary judgment brought by both parties, finding that Mentor’s ‘962 and ‘882 patents and Synopsys’ ‘109 and ‘526 patents were non-infringed and/or invalid. As a result of these rulings, the only patent remaining at issue in the Oregon Action is Mentor’s ‘376 patent.
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. Mentor has also filed a request for injunction based on the jury verdict. Synopsys is opposing Mentor’s request for injunction and intends to appeal from the verdict.
The California Action
On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case seeks compensatory damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent (discussed below), and it scheduled trial of Synopsys’ remaining claims for March 2, 2015.
PTO Proceedings
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
On December 21, 2013, Mentor filed an inter partes review request with the PTO challenging the validity of Synopsys’ ‘420 patent. On June 12, 2014, the PTO granted review of the ‘420 patent.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Price
Our common stock trades on the NASDAQ Global Select Market under the symbol “SNPS.” The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by the NASDAQ Global Select Market.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2014
High	$41.57	$41.10	$39.37	$41.75
Low	$35.72	$36.38	$36.84	$37.28
2013
High	$33.92	$35.88	$38.03	$38.40
Low	$31.27	$33.72	$35.12	$35.52
As of October 31, 2014, we had 351 stockholders of record. To date, we have paid no cash dividends on our capital stock and have no current intention to do so. Our credit facility contains financial covenants requiring us to maintain certain specified levels of cash and cash equivalents. Such provisions could have the effect of preventing us from paying dividends in the future. See Note 5 of Notes to Consolidated Financial Statements for further information regarding our credit facility.

Performance graph
The following graph compares the 5-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the NASDAQ Composite Index. The graph assumes that $100 was invested in Synopsys common stock on October 30, 2009 (the last trading day before the beginning of our fifth preceding fiscal year) and in each of the indexes on October 31, 2009 (the closest month end) and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*$100 invested on 10/31/09 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis. Stock calculated on fiscal year-end basis.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

Stock Repurchase Program
Our Board of Directors (Board) approved a stock repurchase program in 2002 pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on December 3, 2013, as announced on December 4, 2013. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or our Board. We repurchase shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2014, $380.3 million remained available for further repurchases under the program.
The table below sets forth information regarding our repurchases of our common stock during the three months ended October 31, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
August 3, 2014 through September 6, 2014	—	$—	—	$420,252,825
Month #2
September 7, 2014 through October 4, 2014	—	$—	—	$420,252,825
Month #3
October 5, 2014 through November 1, 2014	1,042,555	38.3673	1,042,555	$380,252,833
Total	1,042,555	$38.3673	1,042,555	$380,252,833
See Note 9 of Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.
In December 2014, we entered into an accelerated share repurchase agreement (2015 ASR) to repurchase an aggregate of $180.0 million of our common stock. Pursuant to the 2015 ASR, we made a prepayment of $180.0 million and received an initial share delivery of shares valued at $144.0 million with an average purchase price of $43.77 per share. The remaining balance of $36.0 million will be settled within six months or earlier upon completion of the repurchase. Under the terms of the 2015 ASR, the specific number of shares that we ultimately repurchase will be based on the volume weighted average share price of our common stock during the repurchase period, less a discount.

Item 6. Selected Financial Data

	Fiscal Year Ended October 31,(1)(2)
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Revenue	$2,057,472	$1,962,214	$1,756,017	$1,535,643	$1,380,661
Income before provisions for income taxes	272,142	275,666	201,135	219,113	198,658
Provision (benefit) for income taxes(3)	13,018	27,866	18,733	(2,251)	(38,405)
Net income	259,124	247,800	182,402	221,364	237,063
Net income per share:
Basic	1.67	1.62	1.24	1.51	1.60
Diluted	1.64	1.58	1.21	1.47	1.56
Working capital	117,976	225,058	(111,983)	327,735	325,987
Total assets	4,775,499	4,358,935	4,147,656	3,368,844	3,286,541
Long-term debt	45,000	75,000	105,000	—	—
Stockholders’ equity	3,056,170	2,788,277	2,543,971	2,101,300	2,100,182

(1)
Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2014 and fiscal 2013 were 52-week years ending on November 1, 2014 and November 2, 2013, respectively. Fiscal 2012 was a 53-week year ending on November 3, 2012. Fiscal 2011 and 2010 were 52-week years.

(2)	Includes results of operations from business combinations from the date of acquisition. See Note 3 of Notes to Consolidated Financial Statements.

(3)
Includes $19.6 million, $1.1 million, $36.9 million, $32.8 million, and $94.3 million in tax benefits from tax settlements received in fiscal years 2014, 2013, 2012, 2011, and 2010, respectively. See Note 11 of Notes to Consolidated Financial Statements.

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
Business Summary
Synopsys is a global leader in providing software, intellectual property and services used to design integrated circuits and electronic systems. We supply the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. We also offer intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these product offerings, we provide technical services to support our solutions and help our customers develop chips and electronic systems. We are also a leading provider of software tools that developers use to improve the quality, security, and time-to-market of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
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
Acquisition of Coverity
On March 24, 2014, we acquired Coverity, Inc. (Coverity), the leading provider of software quality, testing and security tools. We believe this acquisition has enabled us to enter into a new, growing market dedicated to helping companies deliver better software faster, by finding software code defects as the code is being developed rather than at the end of the process. Coverity’s customer base includes Synopsys’ semiconductor and systems customers, albeit different users and budgets, and extends well beyond to software developers such as independent software vendors and companies engaged in e-commerce. We believe the Coverity acquisition has expanded our total addressable market. However, due to the fair value adjustment of acquired deferred revenue and amortization of intangible assets, the acquisition had a negative effect on net income for fiscal 2014 and will continue to have a negative effect in the short term. We report revenue from our Coverity software quality, testing and security tools in our IP and Software Solutions group.
Fiscal Year End
Our fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year.
Fiscal 2014 and 2013 were 52-week years ending on November 1, 2014 and November 2, 2013, respectively. Fiscal 2012 was a 53-week year ending on November 3, 2012. The extra week in fiscal 2012 resulted in approximately $26 million of additional revenue, related primarily to time-based licenses, and approximately $16 million of additional expenses.
For presentation purposes, this Form 10-K refers to October 31 as the end of our fiscal year.
Fiscal 2014 Financial Performance Summary
In fiscal 2014, compared to fiscal 2013, we delivered:

•	Total revenue of $2.1 billion, which included the impact from our current year acquisitions, an increase of 5%,

•	Diluted earnings per share of $1.64, an increase of 4%,

•	$3.5 billion in non-cancellable backlog, an increase of 13%, and

•	Cash flow from operations of $551.0 million for the year, an increase of 11%.
In addition, our current year results benefited from a lower provision for income taxes.
We continued to derive more than 90% of our revenue from time-based revenue in fiscal 2014.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The new guidance will be effective for fiscal 2018, including interim periods within that reporting period, using one of two prescribed retrospective methods. No early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and related disclosures.
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
Revenue Recognition
We derive revenue primarily from our software license arrangements. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional services fees. Hardware revenue consists of FPGA-based emulation and prototyping products.

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

Our maintenance and service revenue consists of maintenance fees associated with perpetual and term software licenses and professional services fees. We recognize revenue from maintenance arrangements ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognize revenue from professional services and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the consolidated statements of operations.
Hardware revenue consists of FPGA-based emulation and prototyping products. We recognize revenue from sales of hardware products in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these sales is reported as “upfront license revenue” in the consolidated statements of operations and is not material to our total revenue.
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
We determine the fair value of each element in multiple element software arrangements that only contain software and software-related deliverables based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately. We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual and term license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual and term licenses upon delivery using the residual method, recognize revenue from maintenance ratably over the maintenance term, and recognize revenue from professional services as services are performed and accepted by the customer. We recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.
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

Valuation of Stock Compensation
Stock compensation expense is measured on the grant date based on the fair value of the award and is recognized as expense over the vesting period in accordance with ASC 718, Stock Compensation. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and risk-free interest rates. We estimate the expected volatility by a combination of implied volatility for publicly traded options of our stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of our stock awards. We determine the expected term of our stock awards based on historical experience. In addition, judgment is required in estimating the forfeiture rate on stock awards. We calculate the expected forfeiture rate based on average historical trends. These input factors are subjective and are determined using management’s judgment. If a difference arises between the assumptions used in determining stock compensation cost and the actual factors that become known over time, we may change the input factors used in determining future stock compensation costs. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

Valuation of Intangible Assets
We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer relationships, trademarks and trade names, covenants not to compete, capitalized software development, and in-process research and development. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2014, 2013 or 2012.
Income Taxes
Our tax provisions are calculated using estimates in accordance with ASC 740, Income Taxes. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved.
We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse, and for tax loss and credit carryovers. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $316.2 million that are recorded on our balance sheet as of October 31, 2014 will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.
We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied.
The calculation of tax liabilities involves inherent uncertainty associated with the application of complex tax laws, significant assumptions, judgments and estimates including forward-looking financial projections and geographical mix of earnings.  We are also subject to examination by various taxing authorities.  We believe we have adequately provided in our financial statements for potential additional taxes.  If we ultimately determine that these amounts are not owed, we would reverse the liability and recognize the tax benefit in the period in which we determine that the liability is no longer necessary.  If an ultimate tax assessment exceeds our estimate of tax liabilities, we would record an additional charge to earnings.

Results of Operations
Revenue Background
We generate our revenue from the sale of software licenses, maintenance and professional services and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted average license term of the TSLs and term licenses we entered into in fiscal 2014, 2013, and 2012 was 2.9 years, 3.6 years and 2.7 years, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.
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
Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2014	2013	2012	2013 to 2014		2012 to 2013
(dollars in millions)
$2,057.5	$1,962.2	$1,756.0	$95.3	5%	$206.2	12%
The overall growth of our business has been the primary driver of the increase in our revenue. Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our revenue due to factors such as the timing of renewals of maintenance contracts, timing of IP consulting projects and royalties, and certain contracts where revenue is recognized when customer installment payments are due, as well as volatility in hardware sales.
The sequential increase in total revenue from fiscal 2012 through fiscal 2014 was due to our organic growth and revenues from acquired companies. The increases were primarily in time-based license revenue. Fiscal 2012 had approximately $26 million of additional revenue due to the additional week in that fiscal year.

Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
	$1,699.1	$1,599.5	$1,449.3	$99.6	6%	$150.2	10%
Percentage of total revenue	83%	82%	83%
The increase in time-based license revenue for fiscal 2014 compared to fiscal 2013 was primarily attributable to increases in TSL license revenue due to our overall growth, including contributions of revenue from acquired companies.
The increase in time-based license revenue for fiscal 2013 compared to fiscal 2012 was primarily attributable to increases in TSL license revenue from arrangements booked in prior periods, including those from acquisitions in fiscal 2012 and particularly in the fourth quarter of fiscal 2012, and to a lesser extent, due to other time-based arrangements. The increase was partially offset by the impact of an extra week in fiscal 2012.
Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
	$135.8	$132.0	$105.1	$3.8	3%	$26.9	26%
Percentage of total revenue	7%	7%	6%
Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
Upfront license revenue for fiscal 2014 compared to fiscal 2013 was relatively flat with a slight increase in the sale of perpetual licenses to IP and Software Solutions products.
The increase in upfront license revenue for fiscal 2013 compared to fiscal 2012 was primarily attributable to the increase in sales of our hardware products and perpetual licenses to IP and Software Solutions products, including those derived from our acquisitions in the fourth quarter of fiscal 2012.
As our sales of hardware and perpetual licenses to IP and Software Solutions products grow, we expect upfront license revenue to increase as a percentage of total revenue, but remain consistent with our business model in which approximately 90% of our total revenue consists of time-based revenue.
Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
Maintenance revenue	$74.3	$79.2	$74.6	$(4.9)	(6)%	$4.6	6%
Professional service and other revenue	148.3	151.5	127.0	$(3.2)	(2)%	$24.5	19%
Total	$222.6	$230.7	$201.6	$(8.1)	(4)%	$29.1	14%
Percentage of total revenue	11%	12%	11%
Changes in maintenance revenue are generally attributable to the timing and type of contracts that bundle maintenance. The fluctuations in maintenance revenue in fiscal 2014 compared to fiscal 2013 and in fiscal 2013 compared to fiscal 2012 were primarily due to timing.
The slight decrease in professional services and other revenue for fiscal 2014 compared to fiscal 2013 was primarily due to the timing of IP customization projects that are accounted for using the percentage of completion method.

The increase in professional services and other revenue for fiscal 2013 compared to fiscal 2012 was primarily due to an increase in IP consulting services.
Cost of Revenue and Operating Expenses

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
Cost of revenue	$456.9	$453.6	$392.7	$3.3	1%	$60.9	16%
Operating expenses	1,351.9	1,262.2	1,173.3	$89.7	7%	$88.9	8%
Total	$1,808.8	$1,715.8	$1,566.0	$93.0	5%	$149.8	10%
Total expenses as a percentage of total revenue	88%	87%	89%
Our expenses are generally impacted by changes in personnel-related costs including salaries, benefits, stock compensation and variable compensation; changes in amortization; and changes in selling and marketing expenses. The increase in our expenses compared to prior fiscal years was primarily due to an increase in personnel-related costs, driven by increased headcount from our acquisitions and related fixed charges including facilities; amortization of intangible assets; and depreciation. The increases in our expenses for fiscal 2013 compared to fiscal 2012 were partially offset by the extra week of expenses in fiscal 2012 of $16 million. We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and expenses included in the allocation pool.
Foreign currency fluctuations, net of hedging, did not have a significant impact on expenses during fiscal 2014 as compared to fiscal 2013, or fiscal 2013 as compared to fiscal 2012. See Note 5 of Notes to Consolidated Financial Statements for details on our foreign exchange hedging programs.
Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
Cost of license revenue	$268.4	$268.9	$232.8	$(0.5)	—%	$36.1	16%
Cost of maintenance and service revenue	87.2	80.4	78.6	$6.8	8%	$1.8	2%
Amortization of intangible assets	101.3	104.3	81.3	$(3.0)	(3)%	$23.0	28%
Total	$456.9	$453.6	$392.7	$3.3	1%	$60.9	16%
Percentage of total revenue	22%	23%	22%
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
Cost of license revenue. Cost of license revenue includes costs related to products sold and software licensed, allocated operating costs related to product support and distribution costs, royalties paid to third-party vendors, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility.
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
Cost of revenue remained relatively flat in fiscal 2014 compared to fiscal 2013 as increases in personnel-related costs of $20.4 million, driven by higher headcount and increases in consulting services, were partially offset by lower product costs of $15.3 million, primarily due to purchase accounting adjustments that were recorded in fiscal 2013, and a decrease of $3.0 million in amortization of intangible assets due to certain intangible assets being fully amortized.
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
Changes in other cost of revenue categories for the above mentioned periods were not individually material.
Operating Expenses
Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
	$718.8	$669.2	$581.6	$49.6	7%	$87.6	15%
Percentage of total revenue	35%	34%	33%
The increase in research and development expense in fiscal 2014 compared to fiscal 2013 was primarily due to an increase of $36.5 million in personnel-related costs primarily as a result of headcount increases, including those from acquisitions, functionally allocated expenses that were higher by $12.2 million, and a $3.2 million increase in consultant and contractor costs.
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
Changes in other research and development expense categories for the above mentioned periods were not individually material.
Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
	$453.1	$426.0	$415.6	$27.1	6%	$10.4	3%
Percentage of total revenue	22%	22%	24%
Changes in commissions and other variable compensation are generally attributable to the volume of contracts and timing of shipments based on contract requirements.
The increase in sales and marketing expense for fiscal 2014 compared with fiscal 2013 was primarily due to an increase of $21.2 million in personnel-related costs as a result of headcount increases, including those from acquisitions, an increase of $4.0 million in variable compensation due to higher shipments and higher functionally allocated expenses of $2.0 million.
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
Changes in other sales and marketing expense categories for the above mentioned periods were not individually material.
General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
	$155.2	$143.8	$157.5	$11.4	8%	$(13.7)	(9)%
Percentage of total revenue	8%	7%	9%
The increase in general and administrative expenses for fiscal 2014 compared with fiscal 2013 was primarily due to increases of $10.4 million in facilities and depreciation expenses, $9.8 million in professional service costs, $2.4 million of acquisition-related costs, and $1.2 million in personnel-related costs. The increases were partially offset by higher allocations of $15.3 million in expenses to other functions compared to the same period in fiscal 2013, due to increased spending in allocated costs, resulting from increased headcount.
The decrease in general and administrative expenses for fiscal 2013 compared with fiscal 2012 was due to a decrease in acquisition-related costs of $25.4 million compared to fiscal 2012 and higher allocation of $7.7 million in expenses to other functions (cost of revenue, research and development, and sales and marketing) in fiscal 2013 as headcount growth in those functions, primarily driven by acquisitions, resulted in an increase in the pool of expenses to be allocated. The decrease in general and administrative expense was partially offset by increases of $15.2 million in professional service costs, $5.4 million in facilities and depreciation expenses, primarily due to our acquisitions, and $2.2 million in personnel-related costs as a result of headcount increases primarily from our acquisitions.
Changes in other general and administrative expense categories for the above mentioned periods were not individually material.
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

Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
Included in cost of revenue	$101.3	$104.3	$81.3	$(3.0)	(3)%	$23.0	28%
Included in operating expenses	24.8	23.2	18.6	$1.6	7%	$4.6	25%
Total	$126.1	$127.5	$99.9	$(1.4)	(1)%	$27.6	28%
Percentage of total revenue	6%	6%	6%
Amortization of capitalized software development costs is not presented in the above table and is included in cost of license revenue in the consolidated statements of operations.
Amortization of intangible assets was relatively flat for fiscal 2014 compared with fiscal 2013 as the full amortization of certain intangible assets was offset by additions of intangible assets in fiscal 2014.
The increase in amortization of intangible assets for fiscal 2013 compared with fiscal 2012 was primarily due to the amortization of intangible assets from acquisitions partially offset by certain intangible assets becoming fully amortized. See Note 4 of Notes to Consolidated Financial Statements for a schedule of future amortization amounts, which is incorporated by reference here.
Impairment of Intangible Assets. We did not record any impairment charges to our intangible assets during fiscal 2014, 2013, or 2012.
Other Income (Expense), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2014	2013	2012	2013 to 2014		2012 to 2013
	(dollars in millions)
Interest income	$1.3	$1.9	$1.6	$(0.6)	(32)%	$0.3	19%
Interest expense	(1.9)	(1.7)	(2.0)	(0.2)	12%	0.3	(15)%
Gain (loss) on assets related to executive deferred compensation plan	10.8	18.5	7.5	(7.7)	(42)%	11.0	147%
Foreign currency exchange gain (loss)	1.2	6.0	1.7	(4.8)	(80)%	4.3	253%
Other, net	12.0	4.5	2.3	7.5	167%	2.2	96%
Total	$23.4	$29.2	$11.1	$(5.8)	(20)%	$18.1	163%
The net decrease in other income (expense) in fiscal 2014 as compared to fiscal 2013 was primarily due to lower gains in the market value of our executive deferred compensation plan assets and decreased foreign currency exchange gains as a result of less movement in foreign currency exchange rates. The decreases were partially offset by a gain from the sale of a non-marketable equity investment in fiscal 2014 that was recorded in other, net.
The net increase in other income (expense) in fiscal 2013 as compared to fiscal 2012 was primarily due to an increase in market value of the assets related to our deferred compensation plan, and an increase in gains in our foreign currency contracts, partially offset by lower interest expense due to a decrease in principal payment on a term loan.

Income Taxes
Our effective tax rate for fiscal 2014 included tax benefits from a settlement with the Internal Revenue Service (IRS) of $15.5 million (for fiscal years 2012 through 2013), from federal statute of limitations lapses of $6.7 million, and a settlement with the Taiwan tax authorities of $3.9 million (net tax benefit resulting from fiscal years 2009 and 2010 and application of settlements to other open fiscal years). Our effective tax rate for fiscal 2013 included tax benefits from the reinstatement of the U.S. federal research tax credit of approximately $19.0 million, reversal of deferred taxes resulting from the merger of a foreign affiliate of $6.8 million, and settlement with the IRS of certain issues related to fiscal 2012 of $1.1 million. The reinstatement of the research tax credit resulted in an additional tax credit for ten months of fiscal 2012 as well as a full year credit for fiscal 2013, compared to only two months of credit in fiscal 2014 as a result of the expiration of the credit on December 31, 2013. Our effective tax rate for fiscal 2012 included tax benefits from settlements with the IRS of $15.9 million (for fiscal years 2010 through 2011), with Taiwan tax authorities of $14.7 million (net tax benefit resulting from fiscal 2008 settlement being applied to other open fiscal years), and with Hungarian tax authorities of $6.3 million (for fiscal years 2006 through 2010). For further discussion of the provision for income taxes and settlements, see Note 11 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our credit facility. As of October 31, 2014, we held an aggregate of $162.0 million in cash and cash equivalents in the United States and an aggregate of $823.8 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our balance sheet, cash flows, and other commitments on our liquidity and capital resources during fiscal 2014.
Cash and cash equivalents

	Year Ended October 31,		$ Change	% Change
	2014	2013
	(dollars in millions)
Cash and cash equivalents	$985.8	$1,022.4	$(36.6)	(4)%
Our cash decreased due to acquisitions, stock repurchases, and property and equipment spending during fiscal 2014, partially offset by the cash generated from our operations.
Cash flows

	Year Ended October 31,			$ Change	$ Change
	2014	2013	2012	2013 to 2014	2012 to 2013
	(dollars in millions)
Cash provided by operating activities	$551.0	$496.7	$486.1	$54.3	$10.6
Cash (used in) investing activities	(497.3)	(66.1)	(879.1)	(431.2)	813.0
Cash provided by (used in) financing activities	(73.7)	(98.0)	243.5	24.3	(341.5)
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

Fiscal 2013 to fiscal 2014. The increase in cash provided by operating activities was primarily driven by higher cash collections, which were partially offset by higher disbursements for operations, including vendors.
Fiscal 2012 to fiscal 2013. Cash provided by operating activities increased slightly due to an increase in collections from customers and a decrease in tax payments, offset partly by higher disbursements to vendors and higher personnel-related costs due to increased headcount.
Cash used in investing activities
Fiscal 2013 to fiscal 2014. The increase in cash used in investing activities was primarily driven by cash paid for acquisitions and intangible assets, net of cash acquired, of $394.6 million
Fiscal 2012 to fiscal 2013. The decrease in cash used in investing activities was primarily due to the decrease in acquisition activities in fiscal 2013.
Cash provided by (used in) financing activities
Fiscal 2013 to fiscal 2014. The decrease in cash used in financing activities was primarily due to the acquisition of a non-controlling interest in SpringSoft, Inc. for $44.0 million in fiscal 2013 and a decrease of $25.3 million in purchases of treasury stock, partially offset by a decrease of $49.8 million in proceeds from issuances of common stock. We repaid our senior unsecured revolving credit facility balance of $200.0 million in the third quarter of fiscal 2014, which had been drawn down during the second quarter of fiscal 2014.
Fiscal 2012 to fiscal 2013. The decrease in cash provided by financing activities was primarily due to increased common stock repurchases under our stock repurchase program, proceeds from credit facilities in fiscal 2012 that did not recur in the current period and less proceeds from issuances of common stock.
Accounts Receivable, net

Year Ended October 31,
2014	2013	$ Change	% Change
(dollars in millions)
$326.7	$256.0	$70.7	28%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 55 days at October 31, 2014 and 46 days at October 31, 2013. The increase in DSO is attributable to the timing of billings at the end of fiscal 2014.
Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	Year Ended October 31,
	2014	2013	$ Change	% Change
	(dollars in millions)
Current assets	$1,504.7	$1,448.0	$56.7	4%
Current liabilities	1,386.8	1,222.9	$163.9	13%
Working capital	$117.9	$225.1	$(107.2)	(48)%
Working capital at the end of fiscal 2014 was lower than at the end of fiscal 2013 primarily due to (1) a $100.7 million increase in deferred revenue due to timing of billings, (2) a $36.7 million decrease in cash and cash equivalents, (3) a $38.9 million increase in accounts payable and accrued liabilities primarily due to timing of purchases, and (4) a $24.2 million increase in accrued income taxes. These changes in working capital were partially offset by a $70.7 million increase in accounts receivable due to the timing of our billings at the end of fiscal 2014, a $19.4 million increase in deferred taxes and an $8.2 million increase in income taxes receivable and prepaid taxes.

Other
As of October 31, 2014, our cash equivalents consisted of cash deposits, tax-exempt money market mutual funds, and taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
We proactively manage our cash and cash equivalents balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Our cash equivalents are classified within Level 1 under fair value guidance. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.
We believe that our current cash and cash equivalents, cash generated from operations, and available credit under our Revolver (defined below) will satisfy our routine business requirements for at least the next twelve months and the foreseeable future.
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
During the second quarter of fiscal 2014, we drew down $200.0 million under the Revolver to finance a portion of the purchase price for the acquisition of Coverity on March 24, 2014 and during the third quarter of fiscal 2014, we repaid the $200.0 million balance under the Revolver. As of October 31, 2014, we had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million is classified as long-term and no outstanding balance under the Revolver. As of October 31, 2013 we had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million is classified as long-term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. At October 31, 2014, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment.
As a result of the Coverity acquisition, we assumed Coverity’s credit facility with a U.S. bank that had an original expiration date of December 31, 2014. The facility provided a maximum borrowing limit of $7.0 million. During the third quarter of fiscal 2014, we chose to terminate the Coverity credit facility prior to the original expiration date.
In December 2014, we drew down $250.0 million under the Revolver, primarily to finance the 2015 ASR. See Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Stock Repurchase Program for further detail on the 2015 ASR.

Contractual Obligations
The following table summarizes our contractual obligations as of October 31, 2014:

	Total	Fiscal 2015	Fiscal 2016/ Fiscal 2017	Fiscal 2018/ Fiscal 2019	Thereafter	Other
	(in thousands)
Lease Obligations:
Capital Lease	$22	$22	$—	$—	$—	$—
Operating Leases(1)	$372,914	$40,549	$76,705	$59,408	$196,252	$—
Purchase Obligations(2)	155,376	151,968	3,158	250	—	—
Term Loan(3)	75,000	30,000	45,000	—	—	—
Other Long-Term Obligations(4)	1,583	1,033	550	—	—	—
Long term accrued income taxes(5)	50,952	—	—	—	—	$50,952
Total	$655,847	$223,572	$125,413	$59,658	$196,252	$50,952

(1)	See Note 7 of Notes to Consolidated Financial Statements.

(2)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2014. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	This commitment relates to the principal on the Term Loan as discussed in Other Commitments above.

(4)	These other obligations include a loan assumed through an acquisition and the fees associated with our Term Loan and Revolver.

(5)
Long-term accrued income taxes represent uncertain tax benefits as of October 31, 2014. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2014 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Off-Balance Sheet Arrangements
As of October 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk for changes in interest rates relates to our cash and cash equivalents and outstanding debt. As of October 31, 2014, all of our cash, cash equivalents and debt were at short-term variable interest rates. While par value generally approximates fair value on variable instruments, rising interest rates over time would increase both our interest income and our interest expense.

The following tables present our cash equivalents and debt by fiscal year of expected maturity and average interest rates:
As of October 31, 2014

	Maturing in Year Ending October 31,
	2015	2016	2017	Total	Fair Value
	(in thousands)
Cash equivalent (variable rate)	$792,970	$—	$—	$792,970	$792,970
Average interest rate	0.21%	—%	—%
Short-term debt (variable rate)
Term Loan	$30,000	$—	$—	$30,000	$30,000
Average interest rate	LIBOR + 1.125%	—%	—%
Long-term debt (variable rate)
Term Loan	$—	$45,000	$—	$45,000	$45,000
Average interest rate	—%	LIBOR + 1.125%
As of October 31, 2013

	Maturing in Year Ending October 31,
	2014	2015	2016	Total	Fair Value
	(in thousands)
Cash equivalent (variable rate)	$839,149	$—	$—	$839,149	$839,149
Average interest rate	0.16%	—%	—%
Short-term debt (variable rate)
Term Loan	$30,000	$—	$—	$30,000	$30,000
Average interest rate	LIBOR + 1.125%	—%	—%
Long-term debt (variable rate)
Term Loan	$—	$30,000	$45,000	$75,000	$75,000
Average interest rate	—%	LIBOR + 1.125%	LIBOR + 1.125%
Foreign Currency Risk. We operate internationally and are exposed to potentially adverse movements in currency exchange rates. The functional currency of the majority of our active foreign subsidiaries is the foreign subsidiary’s local currency. We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts usually ranges from one month to 20 months. A description of our accounting for foreign currency contracts is included in Note 2 and Note 5 of Notes to Consolidated Financial Statements.
The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2014, the fair value of the contracts would decrease by approximately $11.8 million, and we would be required to pay approximately $11.8 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $11.8 million that would offset the loss and negative cash flow on the maturing forward contracts.

Net unrealized losses of approximately $11.1 million and $1.8 million, net of tax, are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2014 and 2013, respectively.
If estimates of our balances and transactions prove inaccurate, we will not be completely hedged, and we will record a gain or loss, depending upon the nature and extent of such inaccuracy.
We do not use foreign currency forward contracts for speculative or trading purposes. We enter into foreign exchange forward contracts with financial institutions and have not experienced nonperformance by counterparties. Further, we anticipate performance by all counterparties to such agreements. The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2014:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$319,063	105.058
Euro	117,547	0.749
Chinese renminbi	88,557	6.195
Taiwanese dollar	66,484	29.808
Indian Rupee	62,118	65.072
Canadian dollar	34,890	1.099
Korean won	20,843	1,036.368
British pound sterling	19,884	0.607
Israeli shekel	18,481	3.578
Armenian dram	15,968	394.548
Swiss franc	8,600	0.908
Swedish krona	7,337	7.204
Singapore dollar	6,910	1.259
Chilean peso	2,882	594.037
Russian ruble	2,624	38.273
Hungarian forint	1,749	243.531
	$793,937

The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2013:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$297,658	96.334
Euro	92,351	0.754
Taiwan dollar	84,458	29.341
Indian rupee	70,030	62.213
Chinese renminbi	68,208	6.246
Canadian dollar	30,819	1.030
British pound sterling	25,638	0.634
Israeli shekel	18,615	3.555
Armenian dram	16,442	395.147
Korean won	15,818	1,116.702
Swiss franc	8,443	0.925
Swedish krona	6,440	6.416
Singapore dollar	5,555	1.263
Chilean peso	2,595	530.167
Russian ruble	2,415	34.202
Hungarian forint	1,316	212.740
	$746,801
Equity Risk. We have approximately $10.9 million and $11.5 million of non-marketable equity securities in privately held companies as of October 31, 2014 and 2013, respectively. These investments are accounted for under the cost or equity methods. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at carrying value. Investments are written down to the fair value if there are any events or changes in circumstances that indicate any other than temporary decline in the value. During fiscal 2014 and 2013, we did not write down the value of our investment portfolio. None of our investments are held for speculation purposes.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synopsys, Inc.:
We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries (the Company) as of November 1, 2014 and November 2, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 1, 2014. We also have audited Synopsys Inc.’s internal control over financial reporting as of November 1, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, Synopsys, Inc. has excluded from their evaluation the internal control over financial reporting of Coverity, Inc. (Coverity), which the Company acquired on March 24, 2014. This acquisition is discussed in note 3 of Notes to Consolidated Financial Statements. As of and for the year ended November 1, 2014, Coverity represented, in the aggregate, approximately 1% of consolidated total assets and consolidated total revenue, respectively.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of November 1, 2014 and November 2, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended November 1, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 1, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Santa Clara, California
December 12, 2014

SYNOPSYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	October 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$985,762	$1,022,441
Accounts receivable, net of allowances of $2,026 and $4,253, respectively	326,727	256,026
Deferred income taxes	111,449	92,058
Income taxes receivable and prepaid taxes	26,496	18,277
Prepaid and other current assets	54,301	59,175
Total current assets	1,504,735	1,447,977
Property and equipment, net	249,098	197,600
Goodwill	2,255,708	1,975,971
Intangible assets, net	365,030	335,425
Long-term prepaid taxes	17,645	7,935
Long-term deferred income taxes	208,156	243,066
Other long-term assets	175,127	150,961
Total assets	$4,775,499	$4,358,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$397,113	$358,197
Accrued income taxes	31,404	7,168
Deferred revenue	928,242	827,554
Short-term debt	30,000	30,000
Total current liabilities	1,386,759	1,222,919
Long-term accrued income taxes	50,952	53,064
Long-term deferred revenue	77,646	54,736
Long-term debt	45,000	75,000
Other long-term liabilities	158,972	164,939
Total liabilities	1,719,329	1,570,658
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 155,965 and 154,169 shares outstanding, respectively	1,560	1,542
Capital in excess of par value	1,614,603	1,597,244
Retained earnings	1,551,592	1,324,854
Treasury stock, at cost: 1,299 and 3,095 shares, respectively	(49,496)	(106,668)
Accumulated other comprehensive income (loss)	(62,089)	(28,695)
Total stockholders’ equity	3,056,170	2,788,277
Total liabilities and stockholders’ equity	$4,775,499	$4,358,935
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2014	2013	2012
Revenue:
Time-based license	$1,699,135	$1,599,464	$1,449,300
Upfront license	135,757	132,018	105,137
Maintenance and service	222,580	230,732	201,580
Total revenue	2,057,472	1,962,214	1,756,017
Cost of revenue:
License	268,348	268,910	232,811
Maintenance and service	87,226	80,338	78,607
Amortization of intangible assets	101,311	104,304	81,255
Total cost of revenue	456,885	453,552	392,673
Gross margin	1,600,587	1,508,662	1,363,344
Operating expenses:
Research and development	718,768	669,197	581,628
Sales and marketing	453,079	425,982	415,629
General and administrative	155,215	143,791	157,459
Amortization of intangible assets	24,808	23,199	18,604
Total operating expenses	1,351,870	1,262,169	1,173,320
Operating income	248,717	246,493	190,024
Other income (expense), net	23,425	29,173	11,111
Income before provision for income taxes	272,142	275,666	201,135
Provision (benefit) for income taxes	13,018	27,866	18,733
Net income	$259,124	$247,800	$182,402
Net income per share:
Basic	$1.67	$1.62	$1.24
Diluted	$1.64	$1.58	$1.21
Shares used in computing per share amounts:
Basic	155,054	153,319	146,887
Diluted	157,710	156,601	150,280
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2014	2013	2012
Net income	$259,124	$247,800	$182,402
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(24,093)	(12,726)	(5,805)
Cash flow hedges:
Deferred gains (losses), net of tax of $(3,108), $2,999, and $1,101 for fiscal years 2014, 2013 and 2012, respectively	(5,419)	6,057	(2,731)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(125), $(540), and $(4,174) for fiscal years 2014, 2013 and 2012, respectively	(3,882)	(6,565)	14,235
Change in unrealized gains (losses) on investments, net of tax of $58, for fiscal 2012.	—	—	(215)
Other comprehensive income (loss), net of tax effects	(33,394)	(13,234)	5,484
Comprehensive income	$225,730	$234,566	$187,886
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance at October 31, 2011	143,308	$1,433	$1,521,327	$957,517	$(358,032)	$(20,945)	$2,101,300	$—	$2,101,300
Net income				182,402			182,402	(504)	181,898
Other comprehensive income (loss), net of tax effects						5,484	5,484		5,484
Purchases of treasury stock	(2,474)	(25)	33,360		(73,335)		(40,000)		(40,000)
Common stock issued	10,065	101	(40,990)	(41,225)	263,277		181,163		181,163
Stock compensation expense			71,337				71,337		71,337
Non-controlling interest in an acquired company								42,789	42,789
Balance at October 31, 2012	150,899	$1,509	$1,585,034	$1,098,694	$(168,090)	$(15,461)	$2,501,686	$42,285	$2,543,971
Net income				247,800			247,800		247,800
Other comprehensive income (loss), net of tax effects						(13,234)	(13,234)		(13,234)
Purchases of treasury stock	(3,996)	(40)	40		(145,016)		(145,016)		(145,016)
Common stock issued	7,266	73	(55,312)	(21,640)	206,438		129,559		129,559
Stock compensation expense			67,482				67,482		67,482
Acquisition of non-controlling interest								(42,285)	(42,285)
Balance at October 31, 2013	154,169	$1,542	$1,597,244	$1,324,854	$(106,668)	$(28,695)	$2,788,277	$—	$2,788,277

Net income				259,124			259,124		259,124
Other comprehensive income (loss), net of tax effects						(33,394)	(33,394)		(33,394)
Purchases of treasury stock	(3,092)	(31)	31		(119,747)		(119,747)		(119,747)
Common stock issued	4,888	49	(62,112)	(32,386)	176,919		82,470		82,470
Stock compensation expense			79,440				79,440		79,440
Balance at October 31, 2014	155,965	$1,560	$1,614,603	$1,551,592	$(49,496)	$(62,089)	$3,056,170	$—	$3,056,170

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2014	2013	2012
Cash flow from operating activities:
Net income	$259,124	$247,800	$182,402
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	192,826	187,404	156,840
Stock compensation	79,440	67,511	71,414
Allowance for doubtful accounts	(1,250)	102	3,754
Write-down of long-term investments	—	—	452
(Gain) loss on sale of investments	(6,999)	(868)	(650)
Deferred income taxes	(17,100)	(676)	12,850
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(65,018)	37,590	(53,395)
Prepaid and other current assets	1,836	(12,063)	15,199
Other long-term assets	(23,270)	(27,468)	(10,231)
Accounts payable and accrued liabilities	40,645	(1,135)	42,960
Income taxes	(9,095)	(2,306)	(43,113)
Deferred revenue	99,814	814	107,586
Net cash provided by operating activities	550,953	496,705	486,068
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	—	166,132
Purchases of short-term investments	—	—	(18,179)
Proceeds from sales of long-term investments	7,774	989	506
Proceeds from sale of property and equipment	—	2,000	—
Purchases of property and equipment	(103,275)	(65,459)	(54,191)
Cash paid for acquisitions and intangible assets, net of cash acquired	(394,623)	—	(970,089)
Capitalization of software development costs	(3,638)	(3,609)	(3,302)
Other	(3,488)	—	—
Net cash used in investing activities	(497,250)	(66,079)	(879,123)
Cash flows from financing activities:
Acquisition of non-controlling interests	—	(44,004)	—
Proceeds from credit facility and term loan	200,000	—	250,000
Repayment of debt	(230,968)	(30,712)	(136,156)
Issuances of common stock	82,083	131,914	175,896
Purchases of treasury stock	(119,747)	(145,016)	(40,000)
Other	(5,057)	(10,167)	(6,252)
Net cash provided by (used in) financing activities	(73,689)	(97,985)	243,488
Effect of exchange rate changes on cash and cash equivalents	(16,693)	(10,582)	(5,128)
Net change in cash and cash equivalents	(36,679)	322,059	(154,695)
Cash and cash equivalents, beginning of year	1,022,441	700,382	855,077
Cash and cash equivalents, end of year	$985,762	$1,022,441	$700,382
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the year:	$40,741	$31,326	$49,208
Interest payments during the year:	$1,904	$1,761	$1,961
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) is a global leader in providing software, intellectual property and services used to design integrated circuits and electronic systems. The Company supplies the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. The Company also offers intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. The Company provides software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these product offerings, the Company provides technical services to support these solutions and help its customers develop chips and electronic systems. The Company is also a leading provider of software tools that developers use to improve the quality, security, and time-to-market of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
Note 2. Summary of Significant Accounting Policies
Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2014 and 2013 were 52-week years ending on November 1, 2014 and November 2, 2013, respectively. Fiscal 2012 was a 53-week year ending on November 3, 2012. For presentation purposes, the consolidated financial statements and accompanying notes refer to the closest calendar month end.
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates. To prepare financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP), management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.
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

Fair Values of Financial Instruments. The Company’s cash equivalents and foreign currency contracts are carried at fair value. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration. Non-marketable equity securities are carried at cost, net of impairments. The Company performs periodic impairment analysis over these non-marketable equity securities. See Note 6. Fair Value Measures.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Fiscal Year	Balance at Beginning of Period	Provisions	Write-offs(1)	Balance at End of Period
	(in thousands)
2014	$4,253	$(1,250)	$(977)	$2,026
2013	$6,072	$102	$(1,921)	$4,253
2012	$2,489	$3,754	$(171)	$6,072

(1)	Balances written off, net of recoveries.
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
Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation expenses were $63.1 million, $56.7 million and $52.8 million in fiscal 2014, 2013 and 2012, respectively. Repair and maintenance costs are expensed as incurred and such costs were $28.7 million, $26.3 million and $23.7 million in fiscal 2014, 2013 and 2012, respectively.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

A summary of property and equipment, at cost less accumulated depreciation and amortization, as of October 31, 2014 and 2013 is as follows:

	October 31,
	2014	2013
	(in thousands)
Computer and other equipment	$419,951	$372,295
Buildings	68,871	69,352
Furniture and fixtures	41,089	31,317
Land	20,414	20,414
Leasehold improvements	136,513	96,334
	686,838	589,712
Less accumulated depreciation and amortization(1)	(437,740)	(392,112)
Total	$249,098	$197,600

(1)	Accumulated depreciation and amortization includes write-offs due to retirement of fully amortized fixed assets.

The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3-5
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	5
Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During fiscal 2014, 2013 and 2012, there were no indicators of impairment to goodwill.
Intangible Assets. Intangible assets consist of acquired technology, certain contract rights, customer relationships, trademarks and trade names, covenants not to compete, capitalized software, and in-process research and development. These intangible assets are acquired through business combinations, direct purchases and internally developed capitalized software. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two to ten years.
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted future cash flow. If the undiscounted future cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company had no impairments of any long-lived assets in fiscal 2014, 2013 or 2012.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Accounts Payable and Accrued Liabilities. The balance consists of:

	October 31,
	2014	2013
	(in thousands)
Payroll and related benefits	$302,295	$302,374
Other accrued liabilities	66,666	47,248
Accounts payable	28,152	8,575
Total	$397,113	$358,197
Other Long-term Liabilities. The balance consists of:

	October 31,
	2014	2013
	(in thousands)
Deferred compensation liability (See Note 10)	$145,508	$126,621
Other long-term liabilities	13,464	38,318
Total	$158,972	$164,939
Other Comprehensive Income (Loss). Other comprehensive income (loss) (OCI) includes all changes in equity during a period, such as accumulated net translation adjustments, unrealized gain (loss) on certain foreign currency forward contracts that qualify as cash flow hedges, reclassification adjustments related to cash flow hedges and unrealized gain (loss) on investments. See Note 8. Accumulated Other Comprehensive Income (Loss).
Revenue Recognition. The Company derives revenue primarily from its software license arrangements. Software license revenue consists of fees associated with the licensing of the Company’s software. Maintenance and service revenue consists of maintenance fees associated with perpetual and term licenses and professional services fees. Hardware revenue consists of Field Programmable Gate Array (FPGA)-based emulation and prototyping systems.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Company's maintenance and service revenue consists of maintenance fees associated with perpetual and term software licenses and professional services fees. The Company recognizes revenue from maintenance arrangements ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognize revenue from professional services and training fees as such services are performed and accepted by the customer. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the consolidated statements of operations.
Hardware revenue consists of FPGA-based emulation and prototyping products. The Company recognizes revenue from sales of hardware products in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these sales is reported as “upfront license revenue” in the consolidated statements of operations and is not material to the Company's total revenue.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Warranties and Indemnities. The Company generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for software products and for up to six months for HAPS FPGA-based prototyping systems. In certain cases, the Company also provides its customers with limited indemnification with respect to claims that their use of the Company’s software products infringe on United States patents, copyrights, trademarks or trade secrets. The Company is unable to estimate the potential impact of these commitments on the future results of operations. To date, the Company has not been required to pay any material warranty claims.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
Numerator:
Net income	$259,124	$247,800	$182,402
Denominator:
Weighted average common shares for basic net income per share	155,054	153,319	146,887
Dilutive effect of common share equivalents from equity—based compensation	2,656	3,282	3,393
Weighted average common shares for diluted net income per share	157,710	156,601	150,280
Net income per share:
Basic	$1.67	$1.62	$1.24
Diluted	$1.64	$1.58	$1.21
Anti-dilutive employee stock-based awards excluded(1)	2,196	1,326	3,314

(1)
These stock options and unvested restricted stock units were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 3. Business Combinations and Acquisition of Non-controlling Interest
Fiscal 2014 Acquisitions
During fiscal 2014, the Company made four acquisitions that were accounted for as business combinations. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s balance sheet and results of operations. The consolidated financial statements include the operating results of each acquired business from the respective date of acquisition.
Acquisition of Coverity, Inc. (Coverity)
On March 24, 2014, the Company acquired Coverity, the leading provider of software quality, testing and security tools, for $375.5 million in cash, payable to holders of Coverity capital stock and vested stock options. Additionally, the Company assumed outstanding unvested Coverity stock options. The Company believes this acquisition has enabled it to enter into a new, growing market dedicated to helping companies deliver better software faster, by finding software code defects as the code is being developed rather than at the end of the process. Coverity’s customer base includes the Company's semiconductor and systems customers, albeit different users and budgets, and extends well beyond to software developers such as independent software vendors and companies engaged in e-commerce.
The total purchase consideration and the preliminary purchase price allocation were as follows:

(in thousands)
Total cash consideration	$375,500

Goodwill	$266,423
Identifiable intangibles assets acquired	101,900
Other tangible assets acquired, net	28,447
Deferred revenue	(21,270)
Total purchase price allocation	$375,500

As of the end of fiscal 2014, the Company’s preliminary purchase price allocation has not been finalized. The acquired gross deferred revenue amount of $68.5 million was recorded at fair value of $21.3 million as required by accounting rules. Goodwill of $266.4 million, which is not deductible for tax purposes, primarily resulted from the Company’s assembled workforce and expectation of sales growth due to its entrance into a new market and its new technology offerings. Acquired identifiable intangible assets of $101.9 million, consisting of technology, customer relationships, in-process R&D, backlog and trademarks, were valued using the income method, and are being amortized over two to eight years. The fair value of stock options assumed was approximately $15.0 million using the Black-Scholes option-pricing model and is expensed over their remaining service periods on a straight-line basis.
Other Fiscal 2014 Acquisitions
During fiscal 2014, the Company acquired three other companies for cash and preliminarily allocated the total purchase consideration of $40.2 million to the assets acquired and liabilities assumed based on their respective fair values at the acquisition dates, resulting in total goodwill of $24.0 million, which is not deductible for tax purposes. Acquired identifiable intangible assets totaling $22.3 million were valued using the income or cost methods and are being amortized over their respective useful lives ranging from two to eight years.
The preliminary fair value estimates for the assets acquired and liabilities assumed for all fiscal 2014 acquisitions are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates relate to certain tangible assets and liabilities, identifiable intangible assets, and taxes. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill.
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
The Company allocated the total purchase consideration of $426.9 million (including the $44.0 million for the fair value of the non-controlling interest and $9.4 million related to equity awards assumed) to the assets acquired and liabilities assumed based on their respective fair values, including acquired identifiable intangible assets of $107.3 million, resulting in total goodwill of $257.6 million. Identifiable intangible assets are being amortized over three to eight years. Acquisition-related costs directly attributable to the business combination were $6.6 million for fiscal 2012 and were expensed as incurred in the consolidated statements of operations. These costs consisted primarily of employee separation costs and professional services.
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
Note 4. Goodwill and Intangible Assets
Goodwill:

(in thousands)
Balance at October 31, 2012	$1,976,987
Additions	—
Other adjustments(1)	(1,016)
Balance at October 31, 2013	$1,975,971
Additions	290,379
Other adjustments(1)	(10,642)
Balance at October 31, 2014(2)	$2,255,708

(1)
Adjustments primarily relate to changes in deferred tax estimates for acquisitions that were closed in the prior fiscal year for which the purchase price allocations were still preliminary, and/or effects of foreign currency fluctuations.

(2)	There is no accumulated impairment of goodwill for periods presented.
Intangible assets as of October 31, 2014 consist of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$490,242	$298,705	$191,537
Customer relationships	210,172	92,146	118,026
Contract rights intangible	146,364	109,067	37,297
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	18,779	7,765	11,014
In-process research and development (IPR&D)(1)	3,086	—	3,086
Capitalized software development costs	21,829	17,759	4,070
Total	$893,002	$527,972	$365,030

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.
Intangible assets as of October 31, 2013 consist of the following:

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$380,724	$228,065	$152,659
Customer relationships	177,151	69,745	107,406
Contract rights intangible	140,517	78,950	61,567
Covenants not to compete	2,530	2,480	50
Trademarks and trade names	10,891	5,459	5,432
In-process research and development (IPR&D)(1)	4,298	—	4,298
Capitalized software development costs	18,190	14,177	4,013
Total	$734,301	$398,876	$335,425

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Amortization expense related to intangible assets consisted of the following:

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
Core/developed technology	$70,675	$68,781	$57,124
Customer relationships	22,470	21,394	17,141
Contract rights intangible	30,615	35,538	24,113
Covenants not to compete	50	126	248
Trademarks and trade names	2,309	1,663	1,233
Capitalized software development costs(1)	3,581	3,222	2,994
Total	$129,700	$130,724	$102,853

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2015	$128,611
2016	91,500
2017	55,366
2018	40,150
2019	20,640
2020 and thereafter	25,677
IPR&D(1)	3,086
Total	$365,030

(1)	IPR&D projects are estimated to be completed within one year as of October 31, 2014. Assets are amortized over their useful life upon completion of the project or are written off upon abandonment.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 5. Financial Assets and Liabilities
Cash, Cash Equivalents and Investments. Cash, cash equivalents and investments are detailed as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2014
Classified as current assets:
Non-interest bearing cash	$192,792	$—	$—	$—	$192,792
Cash deposits and money market funds	792,970	—	—	—	792,970
	985,762	—	—	—	985,762
Classified as other long-term assets:
Non-marketable equity securities	10,869	—	—	—	10,869
Total	$996,631	$—	$—	$—	$996,631

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Balance at October 31, 2013
Classified as current assets:
Non-interest bearing cash	$183,292	$—	$—	$—	$183,292
Cash deposits and money market funds	839,149	—	—	—	839,149
	1,022,441	—	—	—	1,022,441
Classified as other long-term assets:
Non-marketable equity securities	11,536	—	—	—	11,536
Total	$1,033,977	$—	$—	$—	$1,033,977

(1)	See Note 6. Fair Value Measures for further discussion on fair values of money market funds and non-marketable equity securities.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The duration of forward contracts ranges from approximately one month to 20 months, the majority of which are short-term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. Further, the Company anticipates continued performance by all counterparties to such agreements.
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 20 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (OCI), in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next twelve months.
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
The effects of the changes in the fair values of non-designated forward contracts for fiscal years 2014, 2013 and 2012 are summarized as follows:

	October 31,
	2014	2013	2012
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(3,301)	$3,009	$1,033
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of October 31, 2014	As of October 31, 2013
	(in thousands)
Total gross notional amount	$793,937	$746,801
Net fair value	$(2,455)	$7,199

The notional amounts for derivative instruments do not represent the amount of the Company’s exposure to market gain or loss. The Company’s exposure to market gain or loss will vary over time as a function of currency

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of October 31, 2014
Other current assets	$9,299	$1
Accrued liabilities	$11,656	$99
As of October 31, 2013
Other current assets	$12,417	$20
Accrued liabilities	$5,103	$135
The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Fiscal year ended October 31, 2014
Foreign exchange contracts	Revenue	$5,395	Revenue	$2,339
Foreign exchange contracts	Operating expenses	(10,896)	Operating expenses	1,543
Total		$(5,501)		$3,882
Fiscal year ended October 31, 2013
Foreign exchange contracts	Revenue	$2,427	Revenue	$7,457
Foreign exchange contracts	Operating expenses	3,680	Operating expenses	(892)
Total		$6,107		$6,565
Fiscal year ended October 31, 2012
Foreign exchange contracts	Revenue	$5,212	Revenue	$(1,868)
Foreign exchange contracts	Operating expenses	(7,640)	Operating expenses	(12,367)
Total		$(2,428)		$(14,235)

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense) income, net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Fiscal year ended October 31, 2014	$(302)	$3,259
Fiscal year ended October 31, 2013	$293	$2,518
Fiscal year ended October 31, 2012	$38	$1,321

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
Other Commitments - Credit and Term Loan Facilities
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
During the second quarter of fiscal 2014, the Company drew down $200.0 million under the Revolver to finance a portion of the purchase price for the acquisition of Coverity on March 24, 2014 and during the third quarter of fiscal 2014, the Company repaid the $200.0 million balance under the Revolver. As of October 31, 2014, the Company had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million is classified as long-term and no outstanding balance under the Revolver. As of October 31, 2013, the Company had a $105.0 million outstanding balance under the Term Loan, of which $75.0 million is classified as long-term and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. At October 31, 2014, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment, also refer to Note 15. Subsequent Events.
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
Note 6. Fair Value Measures

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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
The Company’s liabilities for contingent consideration are classified within Level 3 because these valuations are based on management assumptions including discount rates and estimated probabilities of achievement of certain milestones which are unobservable in the market. The Company did not record any significant changes during fiscal 2014 and 2013. As of October 31, 2014, the Company did not have any outstanding contingent consideration liability and as of October 31, 2013, the fair value of contingent consideration liability was estimated at $0.5 million.

Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2014:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$409,064	$409,064	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,300	—	9,300	—
Other long-term assets:
Deferred compensation plan assets	145,508	145,508	—	—
Total assets	$563,872	$554,572	$9,300	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$11,755	$—	$11,755	$—
Total liabilities	$11,755	$—	$11,755	$—

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2013:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$552,470	$552,470	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	12,437	—	12,437	—
Other long-term assets:
Deferred compensation plan assets	126,621	126,621	—	—
Total assets	$691,528	$679,091	$12,437	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$5,238	$—	$5,238	$—
Contingent consideration	493	—	—	493
Total liabilities	$5,731	$—	$5,238	$493
Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Equity investments in privately-held companies, also called non-marketable equity securities, are accounted for using either the cost or equity method of accounting. These investments are not material for the periods presented.
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
The Company did not recognize any impairment during fiscal 2014 and 2013. The Company recorded $0.5 million of other-than-temporary impairments during fiscal 2012.

The following tables present the non-marketable equity securities that were measured and recorded at fair value within other long-term assets and the loss recorded in other income (expense), net during the following periods:

	Balance as of October 31, 2012	Significant Unobservable Inputs (Level 3)	Total (losses) for Fiscal 2012
	(in thousands)
Non-marketable equity securities	$—	$—	$(452)
As of October 31, 2014, the Company’s non-marketable securities were $10.9 million of which $6.7 million and $4.2 million were accounted for under the cost method and equity method, respectively. As of October 31, 2013, the fair value of non-marketable securities was $11.5 million, of which $6.9 million and $4.6 million were accounted for under the cost method and equity method, respectively. During the twelve months ended October 31, 2014, the Company received cash distributions of $7.1 million from the liquidation of one of its investments with a cost basis of $0.2 million resulting in a $6.9 million gain, which was recorded to other income (expense), net.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 7. Commitments and Contingencies
Lease Commitments
The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The lease agreements generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expenses were $65.6 million, $64.4 million and $62.0 million in fiscal 2014, 2013 and 2012, respectively. The Company charges operating lease payments to expense using the straight-line method. The Company subleases portions of its facilities and records sublease payments as a reduction of rent expense.
On October 15, 2011, the Company agreed to lease two office buildings to be constructed in Mountain View, California. Once construction is complete, the buildings together will provide approximately 341,000 square feet. The lease of such premises begins on March 1, 2015, and expires approximately 15 years thereafter and can be extended for an additional 19 years after such initial expiration. The Company may terminate the lease if the lessor fails to substantially complete construction of the buildings by March 1, 2015. The Company may elect for early occupancy if certain conditions are met.

Anticipated future minimum lease payments on all non-cancellable operating leases with a term in excess of one year, net of sublease income, as of October 31, 2014 are as follows:

	Minimum Lease Payments	Sublease Income	Net
	(in thousands)
Fiscal Year
2015	$40,548	$1,661	$38,887
2016	40,862	1,584	39,278
2017	35,844	771	35,073
2018	30,032	626	29,406
2019	29,376	640	28,736
Thereafter	196,252	1,204	195,048
Total	$372,914	$6,486	$366,428
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
Mentor Patent Litigation
The Company is engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. The Company acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) were defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,947,882. Both cases sought compensatory damages, including lost profits and royalties, and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that EVE’s ZeBu series of products infringes Mentor’s Japanese Patent No. P3,588,324. This case seeks compensatory damages, a permanent injunction and destruction of inventory.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On September 27, 2012, the Company and the EVE Parties filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531; 5,649,176 and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products, and that Mentor is without right or authority to threaten or maintain suit against the plaintiffs on such patents. Mentor asserted patent infringement counterclaims in this action based on the same three patents and sought compensatory damages, including lost profits and royalties, and a permanent injunction. In April 2013, this action was transferred to the federal district court in Oregon and consolidated with the two Mentor lawsuits in that district (the Oregon Action).
The Oregon Action
In the Oregon Action, the Company and the EVE Parties further asserted patent infringement counterclaims against Mentor based on the Company’s United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction. On February 21, 2014, the court granted Mentor’s motion for partial summary judgment based on assignor estoppel, in which Mentor argued the Company was barred from challenging the validity of Mentor’s ‘376 patent. In July 2014, the court granted the Company’s motion for partial summary judgment on the ‘531 and ‘176 patents, finding that Mentor was barred from asserting those patents under the doctrine of res judicata. The court also granted cross-motions for partial summary judgment brought by both parties, finding that Mentor’s ‘962 and ‘882 patents and the Company’s ‘109 and ‘526 patents were non-infringed and/or invalid. As a result of these rulings, the only patent remaining at issue in the Oregon Action is Mentor’s ‘376 patent.
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. Mentor has also filed a request for injunction based on the jury verdict. The Company is opposing Mentor’s request for injunction and intends to appeal from the verdict. The Company has accrued an immaterial amount as a loss contingency. The Company cannot estimate a range of losses, if any, exceeding the amount already accrued.
The California Action
On December 21, 2012, the Company filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe the Company’s United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case seeks compensatory damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent (discussed below), and it scheduled trial of the Company’s remaining claims for March 2, 2015.
PTO Proceedings
On September 26, 2012, the Company filed two inter partes review requests with the U.S. Patent and Trademark Office (the PTO) challenging the validity of Mentor’s ‘376 and ‘882 patents. The PTO granted review of the ‘376 patent and denied review of the ‘882 patent. On February 19, 2014, the PTO issued its final decision in the review of the ‘376 patent, finding some of the challenged claims invalid and some of the challenged claims valid. On April 22, 2014, the Company appealed to the Federal Circuit from the PTO’s decision. Mentor filed a cross-appeal on May 2, 2014.
On December 21, 2013, Mentor filed an inter partes review request with the PTO challenging the validity of the Company’s ‘420 patent. On June 12, 2014, the PTO granted review of the ‘420 patent.

Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Year Ended October 31,
	2014	2013
	(in thousands)
Cumulative currency translation adjustments	$(50,941)	$(26,848)
Unrealized gain (loss) on derivative instruments, net of taxes	(11,148)	(1,847)
Total accumulated other comprehensive income (loss)	$(62,089)	$(28,695)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$2,339	$7,457	$(1,868)
Operating expenses	1,543	(892)	(12,367)
Total reclassifications into net income	$3,882	$6,565	$(14,235)
Amounts reclassified in fiscal 2014, 2013 and 2012 consisted of gains (losses) from the Company’s cash flow hedging activities. Refer to Note 5. Financial Assets and Liabilities.

Note 9. Stock Repurchase Program
The Company’s Board of Directors (Board) approved a stock repurchase program in 2002 pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on December 3, 2013, as announced on December 4, 2013. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2014, $380.3 million remained available for further repurchases under the program, also refer to Note 15. Subsequent Events.
The following table summarizes stock repurchase activities as well as the reissuance of treasury stock for employee stock compensation purposes:

	Year Ended October 31,
	2014	2013	2012
	(in thousands, except per share price)
Shares repurchased	3,092	3,996	2,474
Average purchase price	$38.72	$36.29	$29.64
Aggregate purchase price(1)	$119,747	$145,016	$73,335
Reissuance of treasury stock	4,888	7,266	10,065

(1)
During the first quarter of fiscal 2012, a $33.3 million equity forward contract related to an accelerated share repurchase agreement entered into by the Company in September 2011 was settled with 1,105,457 shares of the Company’s common stock.

Note 10. Employee Benefit Plans
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (ESPP), employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the beginning of a rolling two year offering period or (2) the end of each semi-annual purchase period, subject to a plan limit on the number of shares that may be purchased in a purchase period.
On April 2, 2014, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 5.0 million shares. During fiscal 2014, 2013 and 2012, the Company issued 1.8 million, 2.1 million, and 2.0 million shares, respectively, under the ESPP at average per share prices of $30.00, $22.75 and $21.65, respectively. As of October 31, 2014, 7.0 million shares of common stock were reserved for future issuance under the ESPP.
Equity Compensation Plans
2006 Employee Equity Incentive Plan. On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. Options granted under this plan have a contractual term of seven years and generally vest over four years. On April 2, 2014, the Company’s stockholders approved an amendment to increase the number of shares of common stock reserved for future issuance under the 2006 Employee Plan by 7.5 million shares and to extend the term of the plan by ten years. As of October 31, 2014, an aggregate of 6.8 million stock options and 3.9 million restricted stock units were outstanding, and 12.2 million shares were available for future issuance under the 2006 Employee Plan.
As a result of the stockholders’ approval of the 2006 Employee Plan in 2006, the Company’s 1992 Stock Option Plan, 1998 Non-Statutory Stock Option Plan and 2005 Assumed Stock Option Plan (collectively, the Prior Plans) have been terminated for future grants. Should any options currently outstanding under such Prior Plans and plans assumed by the Company in acquisitions prior to fiscal 2006 be cancelled or expire unexercised, the shares underlying such options shall become available for future grant under the 2006 Employee Plan. As of October 31, 2014, there are 13,178 shares outstanding under the Prior Option Plans.
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
As of October 31, 2014, the Company has issued an aggregate of 321,550 shares of restricted stock awards with an aggregate grant date fair value of approximately $8.0 million under the 2005 Directors Plan. Restricted stock awards vest over a period of three years. In addition, the Company granted options to purchase 123,649 shares of common stock, which vest over a period of three to four years, with an aggregate grant date fair value of $3.3 million, to non-employee directors during fiscal 2007 and fiscal 2011. As of October 31, 2014, 48,475 shares of restricted stock were unvested and 42,147 stock options were outstanding, and a total of 318,144 shares of common stock were reserved for future grant under the 2005 Directors Plan.
Other Assumed Stock Plans through Acquisitions. In connection with the Company’s acquisitions in fiscal 2008, fiscal 2010, fiscal 2012, and fiscal 2014, the Company assumed certain outstanding stock awards of acquired companies. If these assumed equity awards are canceled, forfeited or expire unexercised, the underlying shares do not become available for future grant. As of October 31, 2014, 0.9 million shares of the Company’s common stock remained subject to such outstanding assumed equity awards.
Restricted Stock Units. Since fiscal 2007, restricted stock units are granted under the 2006 Employee Plan as part of the Company’s new hire and annual incentive compensation program. Restricted stock units are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over three to four years and are subject to the employee's continuing service with the Company. For each restricted stock unit granted under the 2006 Employee Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. On March 24, 2011, the stockholders approved an amendment of the 2006 Employee Plan to prospectively change the reserve ratio from 2.18 to 1.25. On April 3, 2012, the stockholders approved amending the share reserve ratio from 1.25 to 1.50.
The following table contains information concerning activities related to restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2011	3,454	$24.28	1.48
Granted	1,813	$29.52
Assumed(2)	353	$30.33
Vested(1)	(1,508)	$24.14		$36,402
Forfeited	(192)	$26.70
Balance at October 31, 2012	3,920	$27.18	1.52
Granted	1,680	$35.27
Vested(1)	(1,476)	$35.40		$52,234
Forfeited	(141)	$28.36
Balance at October 31, 2013	3,983	$27.51	1.51
Granted	1,645	$39.03
Vested(1)	(1,564)	$38.87		$60,815
Forfeited	(117)	$32.95
Balance at October 31, 2014	3,947	$27.65	1.53

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the statutory tax withholding requirements.

(2)	The Company assumed certain restricted stock units outstanding under various plans through acquisitions.

The following table contains additional information concerning activities related to stock options and restricted stock units under all equity plans, other than shares available for grant under the 2005 Directors Plan:

	Available for Grant(3)	Options(2)
		Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2011	5,911	15,960	$22.76	2.97	$74,068
Options Granted	(1,719)	1,719	$28.86
Options Assumed(2)		382	$19.15
Options Exercised		(7,103)	$21.09
Options Canceled/forfeited/expired	631	(739)	$25.07
Restricted stock units granted(1)	(2,638)
Restricted stock units forfeited(1)	167
Additional shares reserved	5,000
Balance at October 31, 2012	7,352	10,219	$24.64	3.71	$80,950
Options Granted	(1,704)	1,704	$34.10
Options Assumed(2)		158	$23.60
Options Exercised		(4,173)	$24.34
Options Canceled/forfeited/expired	159	(182)	$24.17
Restricted stock units granted(1)	(2,519)
Restricted stock units forfeited(1)	184
Additional shares reserved	5,000
Balance at October 31, 2013	8,472	7,726	$26.87	4.30	$71,700
Options Granted	(1,686)	1,686	$38.65
Options Assumed(2)		843	$24.63
Options Exercised		(2,103)	$24.47
Options Canceled/forfeited/expired	163	(402)	$27.44
Restricted stock units granted(1)	(2,468)
Restricted stock units forfeited(1)	174
Additional shares reserved	7,500
Balance at October 31, 2014	12,155	7,750	$29.81	4.66	$86,537
Vested and expected to vest as of October 31, 2014		7,677	$29.76	4.65	$86,126
Exercisable at October 31, 2014		3,844	$26.04	3.53	$57,418

(1)
These amounts do not reflect the actual number of restricted stock units granted or forfeited but rather the effect on the total remaining shares available for future grants after the application of the share reserve ratio. For more information about the share reserve ratio, please see Restricted Stock Units above.

(2)	The Company assumed options outstanding under various plans through acquisitions.

(3)	Excluding shares reserved for future issuance under the 2005 Directors Plan.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $40.98 as of October 31, 2014. The pretax intrinsic value of options exercised and their average exercise prices were:

	Year Ended October 31,
	2014	2013	2012
	(in thousands, except per share price)
Intrinsic value	$32,094	$46,592	$63,048
Average exercise price per share	$24.47	$24.34	$21.09
Restricted stock award activities during fiscal 2014 under the 2005 Directors Plan are summarized as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested at October 31, 2013	53	$32.48
Granted	22	$38.70
Vested	(27)	$31.18
Forfeited	—	—
Unvested at October 31, 2014	48	$36.09
Valuation and Expense of Stock Compensation. The Company estimates the fair value of stock based awards in the form of stock options, employee stock purchases under employee stock purchase plans, restricted stock, and restricted stock units on the grant date. The value of awards expected to vest is recognized as expense over the applicable service periods. The Company uses the straight-line attribution method to recognize stock compensation costs over the service period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, stock appreciation rights and employee stock purchase plans awards. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the ESPP is estimated by a combination of implied volatility for publicly traded options of the Company’s common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s stock-based awards. The expected term of the Company’s stock-based awards is based on historical experience.

The assumptions presented in the following table were used to estimate the fair value of stock options and employee stock purchase rights granted under the Company’s stock plans or stock plans assumed from acquisitions:

	Year Ended October 31,
	2014	2013	2012
Stock Options
Expected life (in years)	4.5	4.7	1.0 - 4.9
Risk-free interest rate	1.38% - 1.74%	0.62% - 1.66%	0.22% - 0.95%
Volatility	18.38%-20.00%	20.61% - 26.47%	22.65% - 29.76%
Weighted average estimated fair value	$10.95	$7.29	$8.46
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.05% - 0.58%	0.10% - 0.43%	0.16% - 0.34%
Volatility	16.84% - 18.78%	17.12% - 21.75%	21.95% - 23.20%
Weighted average estimated fair value	$9.17	$8.19	$8.02

The following table presents stock compensation expense for fiscal 2014, 2013 and 2012, respectively:

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
Cost of license	$8,122	$6,597	6,927
Cost of maintenance and service	2,336	1,628	1,727
Research and development expense	38,241	32,423	32,767
Sales and marketing expense	16,754	13,983	13,566
General and administrative expense	13,987	12,880	16,427
Stock compensation expense before taxes	79,440	67,511	71,414
Income tax benefit	(18,224)	(16,446)	(15,989)
Stock compensation expense after taxes	$61,216	$51,065	$55,425
As of October 31, 2014, the Company had $139.4 million of total unrecognized stock compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted average period of 2.5 years.
The cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for the options (excess tax benefits) are classified as cash flows from financing activities. The Company has not recorded any excess tax benefits in fiscal periods 2014, 2013 and 2012.
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
Deferred Plan Assets and Liabilities are as follows:

	As of October 31, 2014	As of October 31, 2013
	(In thousands)
Plan assets recorded in other long-term assets	$145,508	$126,621
Plan liabilities recorded in other long-term liabilities(1)	$145,508	$126,621

(1)	For undistributed deferred compensation balances due to participants.
Income or loss from the change in fair value of the Deferred Plan assets is recorded in other income (expense), net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$10,856	$18,453	$7,498
Other income (expense), net	10,856	18,453	7,498
Net increase (decrease) to net income	$—	$—	$—
Other Retirement Plans. The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans were $23.8 million, $21.3 million and $23.2 million in fiscal 2014, 2013 and 2012, respectively. For employees in the United States and Canada, the Company matches pretax employee contributions up to a maximum of US $1,500 and Canadian $4,000, respectively, per participant per year.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 11. Income Taxes
The domestic and foreign components of the Company’s total income (loss) before provision for income taxes are as follows:

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
United States	$(7,638)	$61,818	$39,855
Foreign	279,780	213,848	161,280
	$272,142	$275,666	$201,135

The components of the (benefit) provision for income taxes were as follows:

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$(14,951)	$11,692	$(12,443)
State	279	(5,949)	(547)
Foreign	42,085	29,428	6,826
	27,413	35,171	(6,164)
Deferred:
Federal	(4,612)	4,969	22,506
State	(4,141)	933	14
Foreign	(5,642)	(13,207)	2,377
	(14,395)	(7,305)	24,897
Provision (Benefit) for income taxes	$13,018	$27,866	$18,733
The provision (benefit) for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
Statutory federal tax	$95,251	$96,483	$70,397
State tax (benefit), net of federal effect	(4,306)	(2,697)	1,078
Tax credits(1)	(5,153)	(24,972)	(4,289)
Tax on foreign earnings less than U.S. statutory tax	(56,661)	(36,670)	(21,288)
Deferred tax reversal resulting from merger of foreign affiliate	—	(6,808)	—
Tax settlements	(19,645)	(1,130)	(36,882)
Stock based compensation	5,675	4,671	9,016
Changes in valuation allowance	(235)	(776)	10
Federal statute lapses	(6,746)	—	—
Other	4,838	(235)	691
	$13,018	$27,866	$18,733

(1)
As a result of the reinstatement of the federal research and development tax credit in fiscal 2013, the Company reflected a benefit of approximately $19 million in the above amount for the period January 1, 2012 through October 31, 2013. The federal research tax credit expired on December 31, 2013 resulting in only two months of credit for fiscal 2014.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2014	2013
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$28,608	$35,548
Deferred revenue	42,766	36,551
Deferred compensation	56,920	45,662
Capitalized costs	66,616	84,390
Capitalized research and development costs	32,710	36,650
Stock compensation	18,508	16,790
Tax loss carryovers	64,273	63,869
Foreign tax credit carryovers	18,846	13,961
Research and other tax credit carryovers	110,247	108,044
Other	4,689	3,736
Gross deferred tax assets	444,183	445,201
Valuation allowance	(45,996)	(43,374)
Total deferred tax assets	398,187	401,827
Deferred tax liabilities:
Intangible assets	81,218	82,662
Undistributed earnings of foreign subsidiaries	726	11,982
Total deferred tax liabilities	81,944	94,644
Net deferred tax assets	$316,243	$307,183
It is more likely than not that the results of future operations will be able to generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance increased by $2.6 million.
The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(in thousands)
Federal net operating loss carryforward	$162,289	2018-2033
Federal research credit carryforward	126,649	2018-2034
Federal foreign tax credit carryforward	13,557	2018-2024
International foreign tax credit carryforward	10,429	Indefinite
California research credit carryforward	131,069	Indefinite
Other state research credit carryforward	8,074	2015-2034
State net operating loss carryforward	159,496	2015-2033
The federal and state net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382. Foreign tax credits may only be used to offset tax attributable to foreign source income. The federal research tax credit expired as of December 31, 2013.

The Company has unrecognized deferred tax assets of approximately $70.7 million as of October 31, 2014 attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized.
The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Company would provide for taxes on such excess amount. As of October 31, 2014, there were approximately $948.0 million of earnings upon which U.S. income taxes of approximately $206.0 million have not been provided for.
The gross unrecognized tax benefits increased by approximately $6.3 million during fiscal 2014 resulting in gross unrecognized tax benefits of $124.1 million as of October 31, 2014. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	As of October 31, 2014	As of October 31, 2013
	(in thousands)
Beginning balance	$117,760	$109,680
Increases in unrecognized tax benefits related to prior year tax positions	2,037	4,189
Decreases in unrecognized tax benefits related to prior year tax positions	(23,271)	(3,328)
Increases in unrecognized tax benefits related to current year tax positions	35,277	14,128
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(1,858)	(4,967)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(8,816)	(7,728)
Increases in unrecognized tax benefits acquired	3,575	5,718
Changes in unrecognized tax benefits due to foreign currency translation	(602)	68
	$124,102	$117,760
As of October 31, 2014 and 2013, approximately $120.5 million and $117.8 million, respectively, of the unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.
Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense (benefit) in the consolidated statements of operations and totaled approximately $0.5 million, $0.2 million and $(5.8) million for fiscal years 2014, 2013 and 2012, respectively. As of October 31, 2014 and 2013, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $1.3 million and $0.8 million, respectively.
The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $25 million.
The Company and/or its subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
United States—Synopsys	Fiscal 2014
United States—Magma Design Automation	Fiscal years after 2010
California—Synopsys	Fiscal years after 2009
California—Magma Design Automation	Fiscal years after 2010
Hungary	Fiscal years after 2007
Japan	Fiscal years after 2009
Ireland and Taiwan	Fiscal years after 2008
In addition, the Company has made acquisitions with operations in several of its significant jurisdictions which may have years subject to examination different from the years indicated in the above table.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

IRS Examinations
In the first quarter of fiscal 2014, the Company reached final settlement with the Examination Division of the IRS on the remaining fiscal 2012 issues and recognized approximately $10.0 million in unrecognized tax benefits. In the fourth quarter of fiscal 2014, the Company reached final settlement with the IRS for its audit of fiscal 2013 and recognized approximately $5.5 million in unrecognized tax benefits.
In the third and fourth quarters of fiscal 2013, the Company reached settlement with the IRS for its audit of certain fiscal 2012 issues, which resulted in a decrease in unrecognized tax benefits of $6.0 million, decrease in deferred tax assets of $4.9 million and a $1.1 million net tax benefit.
In the third quarter of fiscal 2012, the Company reached a final settlement with the IRS for its audits of fiscal years 2010 and 2011. As a result of the settlement, the Company’s unrecognized tax benefits decreased by $24.7 million and the impact to other balance sheet tax accounts was not material. The net tax benefit resulting from the settlement was $15.9 million.
Non-U.S. Examinations
Taiwan
On February 11, 2014 and April 1, 2014, the Company reached settlements with the Taiwan tax authorities for fiscal years 2010 and 2009, respectively, with regard to certain transfer pricing issues. As a result of the settlements and the application of the settlement to other open fiscal years, the Company’s unrecognized tax benefits decreased by $5.1 million. The net tax benefit resulting from the settlements and the application to other open fiscal years was $3.9 million.
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
Certain of the Company’s income tax returns in Taiwan are under review for fiscal years 2011 through 2013. The Company believes that it has adequately provided for potential tax adjustments, including interest and potential penalties.
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
Note 12. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
Interest income	$1,302	$1,891	$1,567
Interest expense	(1,895)	(1,696)	(1,991)
Gain (loss) on assets related to deferred compensation plan	10,856	18,453	7,498
Foreign currency exchange gain (loss)	1,195	6,026	1,676
Other, net(1)	11,967	4,499	2,361
Total	$23,425	$29,173	$11,111

(1)	Refer to Note 6. Fair Value Measures.

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

	Year Ended October 31,
	2014	2013	2012
	(in thousands)
Revenue:
United States	$1,020,654	$939,749	$834,191
Europe	272,911	273,041	225,797
Japan	238,588	264,141	289,420
Asia Pacific and Other	525,319	485,283	406,609
Consolidated	$2,057,472	$1,962,214	$1,756,017

	As of October 31,
	2014	2013
	(in thousands)
Property and Equipment, net:
United States	$181,019	$133,310
Other countries	68,079	64,290
Total	$249,098	$197,600
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.
One customer, in the aggregate, accounted for 10.5%, 11.3%, and 10.5% of the Company’s consolidated revenue in fiscal 2014, 2013 and 2012, respectively.
Note 14. Effect of New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance will be effective for fiscal 2018, including interim periods within that reporting period, using one of two prescribed retrospective methods, and no early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

Note 15. Subsequent Events
In December 2014, the Company entered into an accelerated share repurchase agreement (2015 ASR) to repurchase an aggregate of $180.0 million of the Company’s common stock. Pursuant to the 2015 ASR, the Company made a prepayment of $180.0 million and received an initial share delivery of shares valued at $144.0 million with an average purchase price of $43.77 per share. The remaining balance of $36.0 million will be settled within six months or earlier upon completion of the repurchase. Under the terms of the 2015 ASR, the specific number of shares that the Company ultimately repurchases will be based on the volume weighted average share price of the Company’s common stock during the repurchase period, less a discount.
In December 2014, the Company drew down $250.0 million under the Revolver, primarily to finance the 2015 ASR.
In November 2014, the Company initiated a voluntary retirement program (VRP) and a minimal headcount reduction program. The estimated cost of these programs is approximately $15 to $19 million. The VRP program was offered to certain eligible employees in the United States and enrollment for those employees was completed on November 21, 2014.
In November 2014, the Company also changed its time-off policy for U.S. employees. Under the new policy, exempt employees do not accrue paid time off and are not limited to or allotted a specific amount of paid time off. The Company will freeze the earned time off as of January 3, 2015 and the frozen amount will be paid to the employees in two installments in July 2015 and March 2016.

Supplementary Data - Selected Unaudited Quarterly Financial Data
The table below includes certain unaudited financial information for the last eight fiscal quarters. Refer to Note 2 of Notes to Consolidated Financial Statements for information on our fiscal year end.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2014
Revenue	$478,951	$517,697	$521,812	$539,012
Gross margin	373,102	403,612	406,282	417,591
Income before provision for income taxes	71,184	68,059	70,771	62,128
Net income	67,696	63,317	65,656	62,455
Net income per share
Basic	$0.44	$0.41	$0.42	$0.40
Diluted	0.43	0.40	0.42	0.39
2013
Revenue	$475,137	$499,257	$482,945	$504,875
Gross margin	364,074	391,524	367,298	385,766
Income before provision for income taxes	71,730	86,707	58,172	59,057
Net income	69,922	68,691	52,297	56,890
Net income per share
Basic	$0.46	$0.45	$0.34	$0.37
Diluted	0.45	0.44	0.33	0.36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of October 31, 2014, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of October 31, 2014, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2014. We excluded from our evaluation the internal control over financial reporting of Coverity, Inc. (Coverity), which Synopsys acquired on March 24, 2014. This acquisition is discussed in Note 3 of Notes to Consolidated Financial Statements. As of October 31, 2014, Coverity represented, in the aggregate, approximately 1% of consolidated total assets and consolidated total revenue, for the fiscal year ended October 31, 2014.
In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (1992) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of October 31, 2014, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our executive officers, see Executive Officers of the Registrant in Part I, Item 1 of this Annual Report.
All other information required by this Item is incorporated by reference herein from our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the Proxy Statement) scheduled to be held on April 2, 2015, provided under the headings “Proposal 1: Election of Directors,” “Audit Committee Report,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference from the Proxy Statement, provided under the heading “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements
The following documents are included as Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules
None.

(3)	Exhibits
See Item 15(b) below.

(b)	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Synopsys, Inc., Magma Design Automation, Inc. and Lotus Acquisition Corp. dated November 30, 2011	8-K	000-19807	2.1	12/1/2011
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	7/14/2011
10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.3	Lease Agreement, dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The August 17, 1990 Lease”)	S-1	33-45138	10.6	02/24/92 (effective date)
10.3(i)	Amendment No. 1 to The August 17, 1990 Lease	10-K	000-19807	10.13	12/21/2007
10.3(ii)	Amendment No. 2 to The August 17, 1990 Lease	10-K	000-19807	10.3(ii)	12/20/2012
10.3(iii)	Amendment No. 3 to The August 17, 1990 Lease	10-K	000-19807	10.12	12/21/2007
10.3(iv)	Amendment No. 4 to The August 17, 1990 Lease	10-K	000-19807	10.3(iv)	12/20/2012
10.3(v)	Amendment No. 5 to The August 17, 1990 Lease	10-K	000-19807	10.11	12/21/2007
10.3(vi)	Amendment No. 6 to The August 17, 1990 Lease	10-K	000-19807	10.10	12/21/2007
10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	6/10/2004
10.5	Lease Agreement, dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The June 16, 1992 Lease”)	10-K	000-19807	10.15	Fiscal year ended September 30, 1992
10.5(i)	Amendment No. 1 to The June 16, 1992 Lease	10-K	000-19807	10.5(i)	12/20/2012
10.5(ii)	Amendment No. 2 to The June 16, 1992 Lease	10-K	000-19807	10.5(ii)	12/20/2012
10.5(iii)	Amendment No. 3 to The June 16, 1992 Lease	10-K	000-19807	10.15	12/21/2007
10.5(iv)	Amendment No. 4 to The June 16, 1992 Lease	10-K	000-19807	10.14	12/21/2007

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.6	Lease Agreement, dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The June 23, 1993 Lease”)	10-K	000-19807	10.16	Fiscal year ended September 30,1993
10.6(i)	Amendment No. 1 to The June 23, 1993 Lease	10-K	000-19807	10.6(i)	12/20/2012
10.6(ii)	Amendment No. 2 to The June 23, 1993 Lease	10-K	000-19807	10.17	12/21/2007
10.6(iii)	Amendment No. 3 to The June 23, 1993 Lease	10-K	000-19807	10.16	12/21/2007
10.7	Lease Agreement, dated August 24, 1995, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The August 24, 1995 Lease”)	10-K	000-19807	10.21	Fiscal year ended September 30, 1995
10.7(i)	Amendment No. 1 to The August 24, 1995 Lease	10-K	000-19807	10.18	12/21/2007
10.8	Lease Agreement, dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership, (“The January 2, 1996 Lease”)	10-Q	000-19807	10.28	5/14/1996
10.8(i)	First Amendment to The January 2, 1996 Lease	8-K	000-19807	10.42	9/12/2006
10.8(ii)	Second Amendment to The January 2, 1996 Lease	8-K	000-19807	10.41	9/12/2006
10.8(iii)	Third Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iii)	12/20/2012
10.8(iv)	Fourth Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iv)	12/20/2012
10.8(v)†	Notification of Change of Ownership of Leased Premises under The January 2, 1996 Lease—Effective September 25, 2012	10-K	000-19807	10.8(v)	12/20/2012

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.9	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying Synopsys, Inc. of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/2007
10.10	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC, (“The October 14, 2011 Lease”)	10-K	000-19807	10.19	12/16/2011
10.10(i)†	Notification of Change of Ownership of Leased Premises under The October 14, 2011 Lease—Effective May 9, 2012	10-K	000-19807	10.10(i)	12/20/2012
10.10(ii)	First Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(ii)	3/4/2013
10.11*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	1/25/2002
10.12*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.12	4/4/2014
10.13*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/9/2009
10.14*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/9/1999
10.15	Amended and Restated Credit Agreement, dated February 17, 2012, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and Union Bank, N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.45	2/22/2012
10.16*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	1/12/2005
10.17*	Non-Employee Director Compensation Arrangements	10-K	000-19807	10.27	12/17/2010
10.18*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.19	4/4/2014

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.19*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	9/12/2005
10.20*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/2008
10.21*	Form of Restricted Stock Grant Notice and Award Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.33	12/16/2011
10.22*	Form of Stock Options Grant Notice and Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.34	12/16/2011
10.23*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.24	4/4/2014
10.24*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.25*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
10.26*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	1/28/2010
10.27*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.50	6/3/2008
10.28*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.51	6/3/2008
10.29*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/2008
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: December 12, 2014	By:	/s/ Trac Pham
Trac Pham Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aart J. de Geus, Chi-Foon Chan and Trac Pham, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and reconstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ AART J. DE GEUS	Co-Chief Executive Officer (Co-Principal Executive Officer) and Chairman of the Board of Directors	December 12, 2014
Aart J. de Geus

/S/ CHI-FOON CHAN	Co-Chief Executive Officer (Co-Principal Executive Officer), President and Director	December 12, 2014
Chi-Foon Chan

/S/ TRAC PHAM	Chief Financial Officer (Principal Financial Officer)	December 12, 2014
Trac Pham

/S/ ESFANDIAR NADDAF	Vice President, Corporate Controller (Principal Accounting Officer)	December 12, 2014
Esfandiar Naddaf

/S/ ALFRED F. CASTINO	Director	December 12, 2014
Alfred F. Castino

/S/ BRUCE R. CHIZEN	Director	December 12, 2014
Bruce R. Chizen

/S/ DEBORAH A. COLEMAN	Director	December 12, 2014
Deborah A. Coleman

/S/ CHRYSOSTOMOS L. NIKIAS	Director	December 12, 2014
Chrysostomos L. Nikias

/S/ JOHN G. SCHWARZ	Director	December 12, 2014
John G. Schwarz

/S/ ROY VALLEE	Director	December 12, 2014
Roy Vallee

/S/ STEVEN C. WALSKE	Director	December 12, 2014
Steven C. Walske

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger among Synopsys, Inc., Magma Design Automation, Inc. and Lotus Acquisition Corp. dated November 30, 2011	8-K	000-19807	2.1	12/1/2011
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	7/14/2011
10.2	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)
10.3	Lease Agreement, dated August 17, 1990, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The August 17, 1990 Lease”)	S-1	33-45138	10.6	02/24/92 (effective date)
10.3(i)	Amendment No. 1 to The August 17, 1990 Lease	10-K	000-19807	10.13	12/21/2007
10.3(ii)	Amendment No. 2 to The August 17, 1990 Lease	10-K	000-19807	10.3(ii)	12/20/2012
10.3(iii)	Amendment No. 3 to The August 17, 1990 Lease	10-K	000-19807	10.12	12/21/2007
10.3(iv)	Amendment No. 4 to The August 17, 1990 Lease	10-K	000-19807	10.3(iv)	12/20/2012
10.3(v)	Amendment No. 5 to The August 17, 1990 Lease	10-K	000-19807	10.11	12/21/2007
10.3(vi)	Amendment No. 6 to The August 17, 1990 Lease	10-K	000-19807	10.10	12/21/2007
10.4*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	6/10/2004

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.5	Lease Agreement, dated June 16, 1992, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The June 16, 1992 Lease”)	10-K	000-19807	10.15	Fiscal year ended September 30, 1992
10.5(i)	Amendment No. 1 to The June 16, 1992 Lease	10-K	000-19807	10.5(i)	12/20/2012
10.5(ii)	Amendment No. 2 to The June 16, 1992 Lease	10-K	000-19807	10.5(ii)	12/20/2012
10.5(iii)	Amendment No. 3 to The June 16, 1992 Lease	10-K	000-19807	10.15	12/21/2007
10.5(iv)	Amendment No. 4 to The June 16, 1992 Lease	10-K	000-19807	10.14	12/21/2007
10.6	Lease Agreement, dated June 23, 1993, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The June 23, 1993 Lease”)	10-K	000-19807	10.16	Fiscal year ended September 30,1993
10.6(i)	Amendment No. 1 to The June 23, 1993 Lease	10-K	000-19807	10.6(i)	12/20/2012
10.6(ii)	Amendment No. 2 to The June 23, 1993 Lease	10-K	000-19807	10.17	12/21/2007
10.6(iii)	Amendment No. 3 to The June 23, 1993 Lease	10-K	000-19807	10.16	12/21/2007
10.7	Lease Agreement, dated August 24, 1995, between Synopsys, Inc. and John Arrillaga, Trustee, or his successor trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust), as amended, and Richard T. Peery, Trustee, or his successor trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust), as amended, (“The August 24, 1995 Lease”)	10-K	000-19807	10.21	Fiscal year ended September 30, 1995
10.7(i)	Amendment No. 1 to The August 24, 1995 Lease	10-K	000-19807	10.18	12/21/2007

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.8	Lease Agreement, dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership, (“The January 2, 1996 Lease”)	10-Q	000-19807	10.28	5/14/1996
10.8(i)	First Amendment to The January 2, 1996 Lease	8-K	000-19807	10.42	9/12/2006
10.8(ii)	Second Amendment to The January 2, 1996 Lease	8-K	000-19807	10.41	9/12/2006
10.8(iii)	Third Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iii)	12/20/2012
10.8(iv)	Fourth Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iv)	12/20/2012
10.8(v)†	Notification of Change of Ownership of Leased Premises under The January 2, 1996 Lease—Effective September 25, 2012	10-K	000-19807	10.8(v)	12/20/2012
10.9	Notification of Change of Ownership of Leased Premises—Effective April 25, 2006, notifying Synopsys, Inc. of the change of ownership under multiple leases	10-K	000-19807	10.20	12/21/2007
10.10	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC, (“The October 14, 2011 Lease”)	10-K	000-19807	10.19	12/16/2011
10.10(i)†	Notification of Change of Ownership of Leased Premises under The October 14, 2011 Lease—Effective May 9, 2012	10-K	000-19807	10.10(i)	12/20/2012
10.10(ii)	First Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(ii)	3/4/2013
10.11*	1992 Stock Option Plan, as amended and restated	10-K	000-19807	10.29	1/25/2002
10.12*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.12	4/4/2014
10.13*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/9/2009
10.14*	1998 Nonstatutory Stock Option Plan	S-8	333-90643	10.1	11/9/1999

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.15	Amended and Restated Credit Agreement, dated February 17, 2012, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and Union Bank, N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.45	2/22/2012
10.16*	Form of Stock Option Agreement under 1992 Stock Option Plan	10-K	000-19807	10.27	1/12/2005
10.17*	Non-Employee Director Compensation Arrangements	10-K	000-19807	10.27	12/17/2010
10.18*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.19	4/4/2014
10.19*	Synopsys, Inc. 2005 Assumed Stock Option Plan	8-K	000-19807	10.34	9/12/2005
10.20*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/2008
10.21*	Form of Restricted Stock Grant Notice and Award Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.33	12/16/2011
10.22*	Form of Stock Options Grant Notice and Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.34	12/16/2011
10.23*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.24	4/4/2014
10.24*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.25*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
10.26*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	1/28/2010
10.27*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.50	6/3/2008
10.28*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.51	6/3/2008
10.29*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/2008
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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