Form 10-Q
period 2015-01-31
SYNOPSYS INC
filed 2015-02-24
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 0-19807

SYNOPSYS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	56-1546236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
690 EAST MIDDLEFIELD ROAD
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 20, 2015, there were 153,686,533 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2015	October 31, 2014*
ASSETS
Current assets:
Cash and cash equivalents	$796,824	$985,762
Short-term investments	120,238	—
Total cash, cash equivalents and short-term investments	917,062	985,762
Accounts receivable, net	283,007	326,727
Deferred income taxes	95,800	111,449
Income taxes receivable and prepaid taxes	28,089	26,496
Prepaid and other current assets	92,315	54,301
Total current assets	1,416,273	1,504,735
Property and equipment, net	256,092	249,098
Goodwill	2,245,920	2,255,708
Intangible assets, net	332,385	365,030
Long-term prepaid taxes	4,501	17,645
Long-term deferred income taxes	227,715	208,156
Other long-term assets	179,463	175,127
Total assets	$4,662,349	$4,775,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$242,335	$397,113
Accrued income taxes	12,024	31,404
Deferred revenue	823,745	928,242
Short-term debt	265,000	30,000
Total current liabilities	1,343,104	1,386,759
Long-term accrued income taxes	42,154	50,952
Long-term deferred revenue	98,413	77,646
Long-term debt	37,500	45,000
Other long-term liabilities	204,157	158,972
Total liabilities	1,725,328	1,719,329
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 153,457 and 155,965 shares outstanding, respectively	1,535	1,560
Capital in excess of par value	1,586,965	1,614,603
Retained earnings	1,608,758	1,551,592
Treasury stock, at cost: 3,807 and 1,299 shares, respectively	(162,992)	(49,496)
Accumulated other comprehensive income (loss)	(97,245)	(62,089)
Total stockholders’ equity	2,937,021	3,056,170
Total liabilities and stockholders’ equity	$4,662,349	$4,775,499
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended January 31,
	2015	2014
Revenue:
Time-based license	$431,026	$400,146
Upfront license	46,480	33,972
Maintenance and service	64,537	44,833
Total revenue	542,043	478,951
Cost of revenue:
License	70,784	62,825
Maintenance and service	27,983	20,271
Amortization of intangible assets	25,866	22,753
Total cost of revenue	124,633	105,849
Gross margin	417,410	373,102
Operating expenses:
Research and development	181,610	167,543
Sales and marketing	106,169	105,792
General and administrative	36,354	34,233
Amortization of intangible assets	6,442	5,378
Restructuring charges	15,336	—
Total operating expenses	345,911	312,946
Operating income	71,499	60,156
Other income (expense), net	5,116	11,028
Income before provision for income taxes	76,615	71,184
Provision (benefit) for income taxes	11,426	3,488
Net income	$65,189	$67,696
Net income per share:
Basic	$0.42	$0.44
Diluted	$0.41	$0.43
Shares used in computing per share amounts:
Basic	154,458	154,066
Diluted	157,206	156,756
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Net income	$65,189	$67,696
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(23,453)	(13,849)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	17	—
Cash flow hedges:
Deferred gains (losses), net of tax of $4,845 and $1,329, respectively	(12,775)	(575)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(390) and $294, respectively	1,055	(3,306)
Other comprehensive income (loss), net of tax effects	(35,156)	(17,730)
Comprehensive income	$30,033	$49,966
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended January 31,
	2015	2014
Cash flow from operating activities:
Net income	$65,189	$67,696
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	50,529	43,714
Stock compensation	20,581	18,118
Allowance for doubtful accounts	300	(400)
Deferred income taxes	(158)	5,891
(Gain) loss on sale of investments	(12)	(6,529)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	40,857	7,910
Prepaid and other current assets	(42,860)	(13,635)
Other long-term assets	(7,597)	(6,695)
Accounts payable and other liabilities	(125,320)	(134,902)
Income taxes	(14,024)	(10,068)
Deferred revenue	(74,828)	(44,992)
Net cash used in operating activities	(87,343)	(73,892)
Cash flows from investing activities:
Proceeds from sales of long-term investments	—	6,791
Proceeds from sales and maturities of short-term investments	8,012	—
Purchases of short-term investments	(128,427)	—
Purchases of property and equipment	(19,607)	(14,353)
Cash paid for intangible assets	—	(900)
Capitalization of software development costs	(909)	(902)
Net cash used in investing activities	(140,931)	(9,364)
Cash flows from financing activities:
Proceeds from credit facility	250,000	—
Repayment of debt	(22,723)	(7,748)
Issuances of common stock	10,542	21,581
Purchase of equity forward contract	(36,000)	—
Purchases of treasury stock	(144,000)	(54,747)
Other	(14)	(111)
Net cash provided by (used in) financing activities	57,805	(41,025)
Effect of exchange rate changes on cash and cash equivalents	(18,469)	(5,107)
Net change in cash and cash equivalents	(188,938)	(129,388)
Cash and cash equivalents, beginning of year	985,762	1,022,441
Cash and cash equivalents, end of period	$796,824	$893,053
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) is a global leader in providing software, intellectual property and services used to design integrated circuits and electronic systems. The Company supplies the electronic design automation (EDA) software that engineers use to design, create prototypes for and test integrated circuits, also known as chips. The Company also offers intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. The Company provides software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these product offerings, the Company provides technical services to support these solutions and help its customers develop chips and electronic systems. The Company is also a leading provider of software tools that developers use to improve the quality, security and time-to-market of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
Note 2. Summary of Significant Accounting Policies
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2014 as filed with the SEC on December 15, 2014.
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
Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2015 and 2014 are both 52-week years. The first fiscal quarters of fiscal 2015 and 2014 ended on January 31, 2015 and February 1, 2014, respectively, and the prior year ended on November 1, 2014. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.
Note 3. Goodwill and Intangible Assets
Goodwill as of January 31, 2015 and October 31, 2014 consisted of the following:

(in thousands)
As of October 31, 2014	$2,255,708
Additions	—
Effect of foreign currency translation	(9,788)
As of January 31, 2015	$2,245,920

Intangible assets as of January 31, 2015 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$490,929	$316,714	$174,215
Customer relationships	209,984	97,829	112,155
Contract rights intangible	145,616	116,389	29,227
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	18,779	8,464	10,315
In-process research and development (IPR&D)(1)	2,400	—	2,400
Capitalized software development costs	22,738	18,665	4,073
Total	$892,976	$560,591	$332,385

Intangible assets as of October 31, 2014 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$490,242	$298,705	$191,537
Customer relationships	210,172	92,146	118,026
Contract rights intangible	146,364	109,067	37,297
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	18,779	7,765	11,014
In-process research and development (IPR&D)(1)	3,086	—	3,086
Capitalized software development costs	21,829	17,759	4,070
Total	$893,002	$527,972	$365,030

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.
Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Core/developed technology	$18,009	$15,621
Customer relationships	5,748	5,053
Contract rights intangible	7,852	7,126
Covenants not to compete	—	17
Trademarks and trade names	699	314
Capitalized software development costs(1)	906	864
Total	$33,214	$28,995

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.

The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2015	$95,690
2016	92,056
2017	55,627
2018	40,298
2019	20,645
2020 and thereafter	25,669
IPR&D(1)	2,400
Total	$332,385

(1)	IPR&D projects are estimated to be completed within one year as of January 31, 2015. Assets are amortized over their useful life upon completion of the project or are written off upon abandonment.

Note 4. Financial Assets and Liabilities
Cash equivalents and short-term investments. The Company classifies time deposits and other investments with maturities less than three months as cash equivalents. Debt securities and other investments with maturities longer than three months are classified as short-term investments. The Company’s investments generally have a term of less than three years and are classified as available-for-sale carried at fair value, with unrealized gains and losses included in the unaudited condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss), net of tax. Those unrealized gains or losses deemed other than temporary are reflected in other income (expense), net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net.
During the first fiscal quarter of 2015, the Company made investments in available-for-sale securities, as follows:

As of January 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Certificates of deposit	$2,400	$—	$—	$—	$2,400
Money market funds	377,370	—	—	—	377,370
Commercial paper	8,697	—	—	—	8,697
Total:	388,467	—	—	—	388,467
Short-term investments:
U.S. government agency securities	17,928	8	—	—	17,936
Municipal bonds	1,405	—	(2)	—	1,403
Certificates of deposit	3,400	—	—	—	3,400
Commercial paper	7,090	—	—	—	7,090
Corporate debt securities	67,160	26	(18)	—	67,168
Asset-backed securities	23,238	5	(2)	—	23,241
Total:	120,221	39	(22)	—	120,238

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of January 31, 2015 the stated maturities of the Company's short-term investments are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$64,421	$64,414
Due in 1-5 years	55,800	55,824
Total	$120,221	$120,238
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
The duration of forward contracts ranges from approximately one month to 22 months, the majority of which are short-term. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company enters into foreign exchange forward contracts with high credit quality financial institutions that are rated ‘A’ or above and to date has not experienced nonperformance by counterparties. Further, the Company anticipates continued performance by all counterparties to such agreements.
The assets or liabilities associated with the forward contracts are recorded at fair value in other current assets or accrued liabilities in the unaudited condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the foreign currency forward contract and whether it is designated and qualifies for hedge accounting.
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 22 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (OCI), in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. The Company expects a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next twelve months.
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(2,758)	$(943)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of January 31, 2015	As of October 31, 2014
	(in thousands)
Total gross notional amount	$732,766	$793,937
Net fair value	$(6,894)	$(2,455)
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2015
Other current assets	$16,781	$1,549
Accrued liabilities	$25,210	$14
As of October 31, 2014
Other current assets	$9,299	$1
Accrued liabilities	$11,656	$99

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2015
Foreign exchange contracts	Revenue	$2,966	Revenue	$2,381
Foreign exchange contracts	Operating expenses	(15,795)	Operating expenses	(3,436)
Total		$(12,829)		$(1,055)
Three months ended January 31, 2014
Foreign exchange contracts	Revenue	$3,188	Revenue	$2,756
Foreign exchange contracts	Operating expenses	(3,782)	Operating expenses	550
Total		$(594)		$3,306
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2015	$740	$1,072
For the three months ended January 31, 2014	$119	$1,594

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.

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
On a recurring basis, the Company measures the fair value of certain of its assets and liabilities, which include cash equivalents, short-term investments, non-qualified deferred compensation plan assets, and foreign currency derivative contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2015:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Certificates of deposit	$2,400	$—	$2,400	$—
Money market funds	377,370	377,370	—	—
Commercial paper	8,697	—	8,697	—
Short-term investments:
U.S. government agency securities	17,936	—	17,936	—
Municipal bonds	1,403	—	1,403	—
Certificates of deposit	3,400	—	3,400	—
Commercial paper	7,090	—	7,090	—
Corporate debt securities	67,168	—	67,168	—
Asset-backed securities	23,241	—	23,241	—
Prepaid and other current assets:
Foreign currency derivative contracts	18,330	—	18,330	—
Other long-term assets:
Deferred compensation plan assets	151,061	151,061	—	—
Total assets	$678,096	$528,431	$149,665	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$25,224	$—	$25,224	$—
Total liabilities	$25,224	$—	$25,224	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2014:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$409,064	$409,064	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,300	—	9,300	—
Other long-term assets:
Deferred compensation plan assets	145,508	145,508	—	—
Total assets	$563,872	$554,572	$9,300	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$11,755	$—	$11,755	$—
Total liabilities	$11,755	$—	$11,755	$—

Assets/Liabilities Measured at Fair Value on a Non-Recurring Basis
Non-Marketable Equity Securities
Equity investments in privately-held companies, also called non-marketable equity securities are accounted for using either the cost or equity method of accounting.

The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than-temporary decline in value has occurred.  In such events, these equity investments would be classified within Level 3 as they are valued using significant unobservable inputs or data in an inactive market, and the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The non-marketable equity securities are measured and recorded at fair value when an event or circumstance which impacts the fair value of these securities indicates an other-than-temporary decline in value has occurred. The Company monitors these investments and generally uses the income approach to assess impairments based primarily on the financial conditions of these companies.
The Company did not recognize any impairment during the three months ended January 31, 2015 and 2014, respectively.
As of January 31, 2015, the fair value of the Company’s non-marketable securities was $10.6 million, of which $6.7 million and $3.9 million were accounted for under the cost method and equity method, respectively. As of October 31, 2014, the fair value of non-marketable securities was $10.9 million, of which $6.7 million and $4.2 million were accounted for under the cost method and equity method, respectively.
Note 6. Liabilities and Restructuring Charges
In November 2014, the Company initiated a restructuring program that included a voluntary retirement program (VRP) and a minimal headcount reduction program. The VRP was offered to certain eligible employees in the United States and enrollment for those employees was completed on November 21, 2014. The total cost of the restructuring program was $15.3 million, of which $12.6 million was paid during the first quarter of fiscal 2015 and the remaining balance of $2.7 million is recorded in accounts payable and accrued liabilities as payroll and related benefits in the unaudited condensed balance sheets as of January 31, 2015. The remaining payments relate to severance and benefits and will be paid during fiscal 2015.

Accounts payable and accrued liabilities consist of:

	January 31, 2015	October 31, 2014
	(in thousands)
Payroll and related benefits	$158,778	$302,295
Other accrued liabilities	55,317	66,666
Accounts payable	28,240	28,152
Total	$242,335	$397,113
Other long-term liabilities consist of:

	January 31, 2015	October 31, 2014
	(in thousands)
Deferred compensation liability	$151,061	$145,508
Other long-term liabilities	53,096	13,464
Total	$204,157	$158,972
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
In December 2014, the Company drew down $250.0 million under the Revolver, primarily to finance an accelerated share repurchase agreement (See Note 9. Stock Repurchase Program). During the three months ended January 31, 2015, the Company made a principal payment of $7.5 million under the Term Loan and $15.0 million under the Revolver. As of January 31, 2015, the Company had a $67.5 million outstanding balance under the Term Loan, of which $37.5 million is classified as long term, and a $235.0 million outstanding balance under the Revolver, which is all considered short term. As of October 31, 2014, the Company had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million was classified as long term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2015, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.

Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	January 31, 2015	October 31, 2014
	(in thousands)
Cumulative currency translation adjustments	$(74,394)	$(50,941)
Unrealized gain (loss) on derivative instruments, net of taxes	(22,868)	(11,148)
Unrealized gain (loss) on available-for-sale securities, net of taxes	17	—
Total accumulated other comprehensive income (loss)	$(97,245)	$(62,089)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$2,381	$2,756
Operating expenses	(3,436)	550
Gain (loss) on available-for-sale securities
Other income (expense)	$12	$—
Total reclassifications into net income	$(1,043)	$3,306
Note 9. Stock Repurchase Program
The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on December 3, 2013, as announced on December 4, 2013. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2015, $200.3 million remained available for further repurchases under the program.
In December 2014, the Company entered into an accelerated share repurchase agreement (2015 ASR) to repurchase an aggregate of $180.0 million of the Company’s common stock. Pursuant to the 2015 ASR, the Company made a prepayment of $180.0 million and received an initial share delivery of shares valued at $144.0 million with an average purchase price of $43.77 per share. The remaining balance of $36.0 million will be settled within 6 months or earlier upon completion of the repurchase and is included within stockholders' equity as the forward instrument meets the criteria in the FASB authoritative guidance for equity treatment. Under the terms of the 2015 ASR, the specific number of shares that the Company ultimately repurchases will be based on the volume weighted average share price of the Company’s common stock during the repurchase period, less a discount.

Stock repurchase activities are as follow:

	Three Months Ended January 31,
	2015	2014
	(in thousands, except per share price)
Shares repurchased	3,290	1,422
Average purchase price per share	$43.77	$38.50
Aggregate purchase price (1)	$144,000	$54,747
Reissuance of treasury stock	782	1,309
(1)    Does not include $36.0 million equity forward contract related to the above-referenced 2015 ASR.
Note 10. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Cost of license	$2,118	$1,861
Cost of maintenance and service	542	428
Research and development expense	10,200	8,916
Sales and marketing expense	4,247	3,732
General and administrative expense	3,474	3,181
Stock compensation expense before taxes	20,581	18,118
Income tax benefit	(4,699)	(4,220)
Stock compensation expense after taxes	$15,882	$13,898
As of January 31, 2015, there was $137.8 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.6 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Intrinsic value of awards exercised	$11,517	$16,199
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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Numerator:
Net income	$65,189	$67,696
Denominator:
Weighted-average common shares for basic net income per share	154,458	154,066
Dilutive effect of potential common shares from equity-based compensation	2,748	2,690
Weighted-average common shares for diluted net income per share	157,206	156,756
Net income per share:
Basic	$0.42	$0.44
Diluted	$0.41	$0.43
Anti-dilutive employee stock-based awards excluded(1)	2,440	1,378

(1)
These stock options and unvested restricted stock units and restricted stock awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were antidilutive for the respective periods, they could be dilutive in the future.

Note 12. Segment Disclosure
Certain disclosures are required for operating segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach,” i.e., how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the Chief Operating Decision Makers (CODMs) in deciding how to allocate resources and in assessing performance. Synopsys’ CODMs are the Company’s two Co-Chief Executive Officers.
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

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Revenue:
United States	$277,587	$233,627
Europe	71,883	66,654
Japan	60,852	64,320
Asia-Pacific and Other	131,721	114,350
Consolidated	$542,043	$478,951
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 11.3% and 11.6% of the Company’s unaudited condensed consolidated revenue in the three months ended January 31, 2015 and 2014, respectively.

Note 13. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Interest income	$1,148	$367
Interest expense	(653)	(357)
Gain (loss) on assets related to executive deferred compensation plan	(697)	1,042
Foreign currency exchange gain (loss)	3,694	893
Other, net	1,624	9,083
Total	$5,116	$11,028
Note 14. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2015	2014
	(in thousands)
Income before income taxes	$76,615	$71,184
Provision (benefit) for income tax	$11,426	$3,488
Effective tax rate	14.9%	4.9%
The Company’s effective tax rate for the three months ended January 31, 2015 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations and U.S. federal and California research tax credits, partially offset by state taxes and non-deductible stock compensation.
The Company's effective tax rate increased in the three months ended January 31, 2015, as compared to the same period in fiscal 2014, primarily due to the integration of acquired technologies, partially offset by the reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2015. The tax rate for the three months ended January 31, 2014 was lower due to the tax benefits of an IRS settlement for fiscal 2012, as described below.
On December 19, 2014, the president signed into law the Tax Increase Prevention Act of 2014 which reinstated the research tax credit retroactive to January 1, 2014 and extended the credit through December 31, 2014. As a result of the new legislation, the Company recognized a benefit in the first quarter of fiscal 2015 related to ten months of fiscal 2014 as well as a benefit to the annual effective tax rate for two months of fiscal 2015. During fiscal 2015 the Company estimates the benefit of the reinstatement of the research tax credit to be approximately $12.4 million.
The Company’s total gross unrecognized tax benefits at January 31, 2015 are $126.1 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at January 31, 2015 were recognized in the future, approximately $122.5 million would decrease the effective tax rate.
The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming twelve months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $31 million.

IRS Examinations
In the first quarter of fiscal 2014, the Company reached final settlement with the Examination Division of the IRS on the remaining fiscal 2012 issues and recognized approximately $10.0 million in unrecognized tax benefits.
Non-U.S. Examinations
In the first quarter of fiscal 2015, the Company reached final settlement with the Taiwan tax authorities for fiscal 2012, with regard to certain transfer pricing issues. As a result of the settlement the Company recognized approximately $1.1 million in unrecognized tax benefits.
Note 15. Effect of New Accounting Pronouncements
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
This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor industry, our business outlook, the ability of our prior acquisitions (including our acquisition of Coverity, Inc.) to drive revenue growth, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, as filed with the SEC on December 15, 2014.
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
As we continue to expand our product portfolio and our total addressable market, for instance in IP products, we may experience increased variability in our revenue, though we generally expect time-based revenue to continue to represent approximately 90% of our total revenue. Overall, our business outlook remains solid based on our leading technology, customer relationships, business model, diligent expense management, and acquisition strategy. We believe that these factors will help us continue to successfully execute our strategies.
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
Financial Performance Summary
In the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014, we delivered:

•	Total revenue of $542.0 million, an increase of $63.1 million or 13%, and

•
Total cost of revenue and operating expenses of $470.5 million, an increase of $51.7 million or 12%. Our expenses in the current period included $15.3 million of restructuring charges related to our Voluntary Retirement Program (VRP) and minimal headcount reduction program, and the impact of our prior year acquisitions.

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
Our critical accounting policies and estimates are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the SEC on December 15, 2014.

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

Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted average license term of the TSLs and term licenses we entered into for the three months ended January 31, 2015 and 2014 was 2.4 and 2.6 years, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.
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
Total Revenue

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$542.0	$479.0	$63.0	13%
Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our quarterly revenue due to factors such as the timing of renewals of maintenance contracts, timing of IP consulting projects and royalties, and certain contracts where revenue is recognized when customer installment payments are due, as well as variability in hardware sales.
The increase in total revenue for the three months ended January 31, 2015 compared to the same period in fiscal 2014 was due to our overall growth and contributions from acquired companies in all revenue categories except for maintenance revenue, which was lower.
Time-Based License Revenue

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$431.0	$400.1	$30.9	8%
Percentage of total revenue	79%	84%
The increase in time-based license revenue for the three months ended January 31, 2015 compared to the same periods in fiscal 2014 was primarily attributable to an increase in TSL license revenue due to our overall growth, including contributions of revenue from acquired companies.

Upfront License Revenue

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$46.5	$34.0	$12.5	37%
Percentage of total revenue	9%	7%
Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront license revenue for the three months ended January 31, 2015 compared to the same period in fiscal 2014 was primarily attributable to an increase in the sale of hardware products and to a lesser extent, the sale of perpetual licenses.
As our sales of hardware products grow, we expect upfront license revenue to increase as a percentage of total revenue but remain consistent with our business model in which approximately 90% of our total revenue consists of time-based revenue.

Maintenance and Service Revenue

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$17.5	$18.8	$(1.3)	(7)%
Professional services and other revenue	47.0	26.1	20.9	80%
Total maintenance and service revenue	$64.5	$44.9	$19.6	44%
Percentage of total revenue	12%	9%
Changes in maintenance revenue are generally attributable to timing and type of contracts that bundle maintenance. The slight decrease in maintenance revenue was primarily due to timing.
The changes in professional services and other revenue for the three months ended January 31, 2015 compared to the same periods in fiscal 2014 was primarily due to the increase in, and timing of, IP consulting projects that are accounted for using the percentage of completion method.
Cost of Revenue

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$70.8	$62.8	$8.0	13%
Cost of maintenance and service revenue	28.0	20.3	7.7	38%
Amortization of intangible assets	25.8	22.7	3.1	14%
Total	$124.6	$105.8	$18.8	18%
Percentage of total revenue	23%	22%
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
The increase in cost of revenue for the three months ended January 31, 2015 compared to the same period in fiscal 2014 was primarily due to increases of (a) $12.3 million in personnel-related costs driven by higher headcount and increased professional services, (b) $1.6 million in product costs due to increased product sales, (c) $1.2 million in functionally allocated expenses and (d) $3.1 million in amortization costs due to the additions of intangible assets from our fiscal 2014 acquisitions and several in-process research and development (IPR&D) projects completed in fiscal 2014, which were partially offset by certain intangible assets being fully amortized.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$181.6	$167.5	$14.1	8%
Percentage of total revenue	34%	35%
The increase in research and development expenses for the three months ended January 31, 2015 compared to the same period in fiscal 2014 was primarily due to an increase of $9.6 million in personnel-related costs primarily as a result of headcount increases, including those from acquisitions, and functionally allocated expenses that were higher by $3.9 million.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$106.2	$105.8	$0.4	0%
Percentage of total revenue	20%	22%
Sales and marketing expenses remained flat for the three months ended January 31, 2015 compared to the same period in fiscal 2014. Increases in personnel-related costs primarily as a result of headcount increases, including those from acquisitions, were offset by a decrease in expenses related to a sales conference in the first quarter of fiscal 2014 that did not occur in the current fiscal year.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$36.4	$34.2	$2.2	6%
Percentage of total revenue	7%	7%
The increase in general and administrative expenses for the three months ended January 31, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $6.8 million in facilities and depreciation expenses, $2.6 million of personnel-related costs primarily due to higher headcount, and $3.1 million of other items which were not individually material. The increases were partially offset by higher allocations of $6.8 million in expenses to other functions compared to the same period in fiscal 2014, resulting from increased headcount in other functions and higher spending in allocated costs, and a $3.6 million decrease in professional service costs.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$25.9	$22.7	$3.2	14%
Included in operating expenses	6.4	5.4	1.0	19%
Total	$32.3	$28.1	$4.2	15%
Percentage of total revenue	6%	6%
The increase in amortization of intangible assets for the three months ended January 31, 2015 compared to the same period in fiscal 2014 was due to the additions of intangible assets from our fiscal 2014 acquisitions and several IPR&D projects completed in fiscal 2014, which were partially offset by certain intangible assets being fully amortized. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
In November 2014, we initiated a restructuring program that included a voluntary retirement program (VRP) and a minimal headcount reduction program. The VRP was offered to certain eligible employees in the United States and enrollment for those employees was completed on November 21, 2014. The restructuring program is substantially complete and summarized below.  See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.
The following is a summary of our restructuring activities:

	October 31, 2014	Costs Incurred	Cash Payments	January 31, 2015(1)
	(in millions)
Severance and benefits	$—	$15.3	$(12.6)	$2.7
(1) The balance will be paid during fiscal 2015.

Other Income (Expense), net

	January 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.2	$0.4	$0.8	200%
Interest (expense)	(0.7)	(0.4)	(0.3)	75%
Gain on assets related to executive deferred compensation plan assets	(0.7)	1.0	(1.7)	(170)%
Foreign currency exchange gain	3.7	0.9	2.8	311%
Other, net	1.6	9.1	(7.5)	(82)%
Total	$5.1	$11.0	$(5.9)	(54)%
Other income (expense), net for the three months ended January 31, 2015 was lower compared to the same period in fiscal 2014 primarily due to (1) a gain from the sale of a non-marketable equity investment in the first quarter of fiscal 2014 and (2) losses in the market value of our executive deferred compensation plan assets in the current period compared with gains in the same period of fiscal 2014. The aforementioned decreases were partially offset by increased foreign currency exchange gains as a result of higher fluctuations in foreign currency exchange rates.
Taxes
The Company’s effective tax rate increased in the three months ended January 31, 2015, as compared to the same period in fiscal 2014, primarily due to the integration of acquired technologies, partially offset by the reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2015. The tax rate for the three months ended January 31, 2014 was also lower due to the tax benefits of settlement with the IRS for fiscal 2012. For further discussion of the provision for income taxes, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2015, we held an aggregate of $118.9 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $798.2 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the three months ended January 31, 2015.
Cash, Cash Equivalents and Short-Term Investments

	January 31, 2015	October 31, 2014	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$796.8	$985.8	$(189.0)	(19)%
Short-term investments	$120.3	$—	$120.3	100%
Total	$917.1	$985.8	$(68.7)	(7)%
Cash, cash equivalents and short-term investments decreased primarily due to cash used for stock repurchases under our accelerated stock repurchase agreement entered into in December 2014 (the 2015 ASR), debt repayments, purchases of property and equipment and cash used in our operating activities, which were partially offset by proceeds from our senior unsecured revolving credit facility.

Cash Flows

	January 31,
	2015	2014	$ Change
	(dollars in millions)
Three months ended
Cash used in operating activities	$(87.3)	$(73.9)	$(13.4)
Cash used in investing activities	(140.9)	(9.4)	(131.5)
Cash provided by (used in) financing activities	57.8	(41.0)	98.8
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
Cash used in operating activities. Cash used in operating activities for the three months ended January 31, 2015 was higher compared to the same period in fiscal 2014 primarily due to higher disbursements, including for our Restructuring Program and taxes, which were partially offset by higher cash collections.
Cash used in investing activities. Cash used in investing activities for the three months ended January 31, 2015 was higher compared to the same period in fiscal 2014, primarily driven by net purchases of short-term investments of $120.4 million.
Cash provided by (used in) financing activities. Cash provided by financing activities for the three months ended January 31, 2015 was higher compared to the same period in fiscal 2014 primarily due to the proceeds from our senior unsecured revolving credit facility of $250.0 million, partially offset by a net increase of $125.3 million in use of cash due to $180.0 million of cash paid for the 2015 ASR compared with $54.7 million of purchases of treasury stock in the first quarter of fiscal 2014. Additionally, the increase in cash provided by financing activities was offset by an increase of $15.0 million for debt repayments and lower proceeds from issuances of common stock of $11.0 million.
Accounts Receivable, net

	January 31, 2015	October 31, 2014	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$283.0	$326.7	$(43.7)	(13)%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 48 days at January 31, 2015, and 55 days at October 31, 2014. Accounts receivable and DSO decreased primarily due to increased cash collections.
Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	January 31, 2015	October 31, 2014	$ Change	% Change
	(dollars in millions)
Current assets	$1,416.3	$1,504.7	$(88.4)	(6)%
Current liabilities	1,343.1	1,386.8	(43.7)	(3)%
Working capital	$73.2	$117.9	$(44.7)	(38)%
Decreases in our working capital were primarily due to (1) an increase of $235.0 million in short-term debt, (2) a decrease of $188.9 million in cash and cash equivalents, and (3) a decrease of $43.7 million in accounts receivable, net of allowances. These decreases in working capital were partially offset by (1) a decrease of $154.8 million in accounts payable and accrued liabilities due to timing of disbursements, (2) an increase of $120.2 million in short-term investments, (3) a decrease $104.5 million in current deferred revenue, and (4) a $38.0 million increase in prepaid and other current assets.
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
In December 2014, we drew down $250.0 million under the Revolver primarily to finance an accelerated share repurchase agreement. During the three months ended January 31, 2015, we made principal payments of $7.5 million under the Term Loan and $15.0 million under the Revolver. As of January 31, 2015, we had a $67.5 million outstanding balance under the Term Loan, of which $37.5 million is classified as long term, and a $235.0 million outstanding balance under the Revolver, which is all considered short term. As of October 31, 2014, we had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million was classified as long term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over our choice of market-observable base rates as defined in the Credit Agreement. As of January 31, 2015, borrowings under the Term Loan bore interest at LIBOR + 1.125% and the applicable interest rate for the Revolver was LIBOR + 0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
Our available-for-sale securities as of January 31, 2015 consist of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of January 31, 2015, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months ended January 31, 2015, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
We proactively manage our cash equivalents and short-term investments balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents and fixed income portfolio invested in banks and securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 4 and 5 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We believe that our current cash and cash equivalents, short-term investments, cash generated from operations, and available credit under our Revolver will satisfy our routine business requirements for at least the next twelve months and the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
See Other Commitments—Credit Facility, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding borrowings under our senior unsecured revolving credit facility.
Interest Rate Risk. Our exposure to market risk for changes in interest rates has changed since October 31, 2014, due to the addition of our investments in the first quarter of fiscal 2015, which are classified as cash equivalents or short-term investments. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. None of these investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

As of January 31, 2015 the stated maturities of our short-term investments are:

Fair Value
(in thousands)
Due in 1 year or less	64,414
Due in 1-5 years	55,824
Total	120,238
Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss), or OCI. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. Realized gains and losses on sales of available-for-sale securities have not been material in any period presented. The following tables present the amounts of our short-term investments that are subject to interest rate risk by fiscal year of expected maturity and average book yield:

	Maturing in Year Ending October 31,
	2015	2016	2017	Total	Fair Value
	(in thousands)
Short-term investments (variable rate)	$—	$1,450	$2,000	$3,450	$3,450
Average interest rate	—%	0.51%	0.52%
Short-term investments (fixed rate)	$63,243	$50,645	$2,900	$116,788	$116,788
Average interest rate	0.40%	0.56%	0.91%
As of January 31, 2015, our exposure to market risk has not changed materially other than for the short-term investments discussed above, since October 31, 2014. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the SEC on December 15, 2014.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of January 31, 2015, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2015, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
The California Action
On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case seeks compensatory damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent (discussed below). On January 20, 2015, the court granted Mentor's motion for summary judgment on the '488, '841, and '318 patents, finding that such patents were invalid.

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
As of January 31, 2015, approximately 87.0% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of January 31, 2015, we had outstanding debt of $67.5 million under our $150 million term loan facility and $235.0 million outstanding debt under our $350 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
Our cash equivalent and short-term investment portfolio currently consists of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, municipal securities and other securities, and bank deposits. Our investment portfolio carries both interest rate risk and credit risk. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired.
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
In December 2014, we entered into an accelerated share repurchase agreement (2015 ASR) to repurchase an aggregate of $180.0 million of our common stock. Pursuant to the 2015 ASR, we made a prepayment of $180.0 million and received an initial share delivery of shares valued at $144.0 million with an average purchase price of $43.77 per share. The remaining balance of $36.0 million will be settled within 6 months or earlier upon completion of the repurchase and is included within stockholders' equity as the forward instrument meets the criteria in the FASB authoritative guidance for equity treatment. Under the terms of the 2015 ASR, the specific number of shares that we ultimately repurchase will be based on the volume weighted average share price of our common stock during the repurchase period, less a discount.
The table below sets forth information regarding repurchases of Synopsys' common stock by Synopsys during the three months ended January 31, 2015:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
November 2, 2014 through December 6, 2014	—	—	—	$380,252,833
Month #2
December 7, 2014 through January 3, 2015	3,289,924	$43.7700	3,289,924	$236,252,833
Month #3
January 4, 2015 through January 31, 2015	—	—	—	$236,252,833
Total	3,289,924	$43.7700	3,289,924	$236,252,833

(1)	Does not include $36.0 million equity forward contract related to the above-referenced 2015 ASR. As of January 31, 2015, $200.3 million remained available for future repurchases under the program.
See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: February 24, 2015	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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