Form 10-Q
period 2015-04-30
SYNOPSYS INC
filed 2015-05-22
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 20, 2015, there were 155,086,820 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2015	October 31, 2014*
ASSETS
Current assets:
Cash and cash equivalents	$868,845	$985,762
Short-term investments	136,579	—
Total cash, cash equivalents and short-term investments	1,005,424	985,762
Accounts receivable, net	338,407	326,727
Deferred income taxes	81,303	111,449
Income taxes receivable and prepaid taxes	33,004	26,496
Prepaid and other current assets	86,837	54,301
Total current assets	1,544,975	1,504,735
Property and equipment, net	258,199	249,098
Goodwill	2,251,845	2,255,708
Intangible assets, net	302,656	365,030
Long-term prepaid taxes	3,789	17,645
Long-term deferred income taxes	210,373	208,156
Other long-term assets	184,330	175,127
Total assets	$4,756,167	$4,775,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$301,101	$397,113
Accrued income taxes	6,361	31,404
Deferred revenue	827,576	928,242
Short-term debt	190,000	30,000
Total current liabilities	1,325,038	1,386,759
Long-term accrued income taxes	39,796	50,952
Long-term deferred revenue	98,806	77,646
Long-term debt	30,000	45,000
Other long-term liabilities	197,529	158,972
Total liabilities	1,691,169	1,719,329
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 155,054 and 155,965 shares outstanding, respectively	1,551	1,560
Capital in excess of par value	1,603,397	1,614,603
Retained earnings	1,643,207	1,551,592
Treasury stock, at cost: 2,210 and 1,299 shares, respectively	(94,627)	(49,496)
Accumulated other comprehensive income (loss)	(88,530)	(62,089)
Total stockholders’ equity	3,064,998	3,056,170
Total liabilities and stockholders’ equity	$4,756,167	$4,775,499
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Revenue:
Time-based license	$447,844	$424,185	$878,870	$824,331
Upfront license	44,313	36,297	90,793	70,269
Maintenance and service	65,047	57,215	129,584	102,048
Total revenue	557,204	517,697	1,099,247	996,648
Cost of revenue:
License	70,350	67,302	141,134	130,127
Maintenance and service	29,010	21,109	56,993	41,380
Amortization of intangible assets	25,612	25,674	51,478	48,427
Total cost of revenue	124,972	114,085	249,605	219,934
Gross margin	432,232	403,612	849,642	776,714
Operating expenses:
Research and development	188,315	178,043	369,925	345,586
Sales and marketing	120,579	114,784	226,748	220,576
General and administrative	40,975	40,575	77,329	74,808
Amortization of intangible assets	6,436	6,376	12,878	11,754
Restructuring charges	—	—	15,336	—
Total operating expenses	356,305	339,778	702,216	652,724
Operating income	75,927	63,834	147,426	123,990
Other income (expense), net	7,957	4,225	13,073	15,253
Income before provision for income taxes	83,884	68,059	160,499	139,243
Provision (benefit) for income taxes	28,288	4,742	39,714	8,230
Net income	$55,596	$63,317	$120,785	$131,013
Net income per share:
Basic	$0.36	$0.41	$0.78	$0.85
Diluted	$0.35	$0.40	$0.77	$0.83
Shares used in computing per share amounts:
Basic	154,515	154,572	154,486	154,319
Diluted	157,483	157,082	157,409	156,986
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$55,596	$63,317	$120,785	$131,013
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3,677	2,634	(19,778)	(11,215)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	12	—	30	—
Cash flow hedges:
Deferred gains (losses), net of tax of $668 and $5,513, for the three and six months ended April 30, 2015, respectively, and of $(873) and $456 for each of the same periods in fiscal 2014, respectively	(1,345)	3,064	(14,120)	2,489
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(3,018) and $(3,408), for the three and six months ended April 30, 2015, respectively, and of $(1,798) and $(1,504), for each of the same periods in fiscal 2014, respectively	6,371	874	7,427	(2,432)
Other comprehensive income (loss), net of tax effects	8,715	6,572	(26,441)	(11,158)
Comprehensive income	$64,311	$69,889	$94,344	$119,855
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2015	2014
Cash flow from operating activities:
Net income	$120,785	$131,013
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	102,051	91,585
Stock compensation	40,864	36,941
Allowance for doubtful accounts	600	(250)
(Gain) loss on sale of investments	(17)	(6,529)
Deferred income taxes	27,636	9,266
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(16,491)	(59,577)
Prepaid and other current assets	(34,584)	(4,557)
Other long-term assets	(13,359)	(13,756)
Accounts payable and accrued liabilities	(62,142)	(83,135)
Income taxes	(27,077)	(15,021)
Deferred revenue	(70,530)	(48,069)
Net cash provided by operating activities	67,736	37,911
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	17,721	—
Purchases of short-term investments	(154,744)	—
Proceeds from sales of long-term investments	—	7,304
Purchases of property and equipment	(43,979)	(29,901)
Cash paid for acquisitions and intangible assets, net of cash acquired	(2,303)	(367,965)
Capitalization of software development costs	(1,865)	(1,875)
Other	900	—
Net cash used in investing activities	(184,270)	(392,437)
Cash flows from financing activities:
Proceeds from credit facility	250,000	200,000
Repayment of debt	(105,424)	(15,497)
Issuances of common stock	54,006	53,326
Purchase of equity forward contract	(36,000)	—
Purchases of treasury stock	(144,000)	(79,747)
Other	(116)	(706)
Net cash provided by financing activities	18,466	157,376
Effect of exchange rate changes on cash and cash equivalents	(18,849)	(3,658)
Net change in cash and cash equivalents	(116,917)	(200,808)
Cash and cash equivalents, beginning of year	985,762	1,022,441
Cash and cash equivalents, end of period	$868,845	$821,633
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
Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2015 and 2014 are both 52-week years. The second fiscal quarters, and first six months, of fiscal 2015 and 2014 ended on May 2, 2015 and May 3, 2014, respectively, and the prior fiscal year ended on November 1, 2014. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.

Note 3. Goodwill and Intangible Assets
Goodwill as of April 30, 2015 and October 31, 2014 consisted of the following:

(in thousands)
As of October 31, 2014	$2,255,708
Additions	—
Adjustments(1)	684
Effect of foreign currency translation	(4,547)
As of April 30, 2015	$2,251,845

(1)    Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was finalized during the reporting period.

Intangible assets as of April 30, 2015 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$493,218	$334,522	$158,696
Customer relationships	209,975	103,540	106,435
Contract rights intangible	145,581	124,190	21,391
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	18,779	9,163	9,616
In-process research and development (IPR&D)(1)	2,400	—	2,400
Capitalized software development costs	23,694	19,576	4,118
Total	$896,177	$593,521	$302,656

Intangible assets as of October 31, 2014 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$490,242	$298,705	$191,537
Customer relationships	210,172	92,146	118,026
Contract rights intangible	146,364	109,067	37,297
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	18,779	7,765	11,014
In-process research and development (IPR&D)(1)	3,086	—	3,086
Capitalized software development costs	21,829	17,759	4,070
Total	$893,002	$527,972	$365,030

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Core/developed technology	$17,808	$17,989	$35,817	$33,611
Customer relationships	5,715	5,787	11,462	10,839
Contract rights intangible	7,826	7,680	15,678	14,807
Covenants not to compete	—	17	—	33
Trademarks and trade names	699	577	1,398	891
Capitalized software development costs(1)	911	885	1,817	1,749
Total	$32,959	$32,935	$66,172	$61,930

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2015	$63,473
2016	93,294
2017	56,625
2018	40,552
2019	20,644
2020 and thereafter	25,668
IPR&D(1)	2,400
Total	$302,656

(1)	IPR&D projects are estimated to be completed within one year as of April 30, 2015. Assets are amortized over their useful life upon completion of the project or are written off upon abandonment.

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

During the first fiscal quarter of 2015, the Company made investments in available-for-sale securities. As of April 30, 2015, the balances of these investments are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$394,546	$—	$—	$—	$394,546
Commercial paper	3,399	—	—	—	3,399
Total:	397,945	—	—	—	397,945
Short-term investments:
U.S. government agency securities	24,907	6	(1)	—	24,912
Municipal bonds	1,404	2	—	—	1,406
Certificates of deposit	5,950	—	—	—	5,950
Commercial paper	5,893	—	—	—	5,893
Corporate debt securities	67,829	25	(9)	—	67,845
Asset-backed securities	30,566	10	(3)	—	30,573
Total:	136,549	43	(13)	—	136,579

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of April 30, 2015, the stated maturities of the Company's short-term investments are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$74,812	$74,818
Due in 1-5 years	61,737	61,761
Total	$136,549	$136,579
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(235)	$330	$(2,993)	$(613)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of April 30, 2015	As of October 31, 2014
	(in thousands)
Total gross notional amount	$702,008	$793,937
Net fair value	$(5,436)	$(2,455)
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2015
Other current assets	$12,586	$1,081
Accrued liabilities	$18,971	$132
As of October 31, 2014
Other current assets	$9,299	$1
Accrued liabilities	$11,656	$99
The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2015
Foreign exchange contracts	Revenue	$374	Revenue	$26
Foreign exchange contracts	Operating expenses	(1,704)	Operating expenses	(6,397)
Total		$(1,330)		$(6,371)
Three months ended April 30, 2014
Foreign exchange contracts	Revenue	$176	Revenue	$(1,083)
Foreign exchange contracts	Operating expenses	2,890	Operating expenses	209
Total		$3,066		$(874)
Six months ended April 30, 2015
Foreign exchange contracts	Revenue	$3,340	Revenue	$2,406
Foreign exchange contracts	Operating expenses	(17,499)	Operating expenses	(9,833)
Total		$(14,159)		$(7,427)
Six months ended April 30, 2014
Foreign exchange contracts	Revenue	$3,364	Revenue	$1,674
Foreign exchange contracts	Operating expenses	(892)	Operating expenses	758
Total		$2,472		$2,432

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended April 30, 2015	$(40)	$1,234
For the three months ended April 30, 2014	$(85)	$808
For the six months ended April 30, 2015	$700	$2,306
For the six months ended April 30, 2014	$34	$2,402

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.

Note 5. Fair Value Measures
Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes guidelines and enhances disclosure requirements for fair value measurements. The accounting guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The accounting guidance also establishes a fair value hierarchy based on the independence of the source and objective evidence of the inputs used. There are three fair value hierarchies based upon the level of inputs that are significant to fair value measurement:
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2015:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$394,546	$394,546	$—	$—
Commercial paper	3,399	—	3,399	—
Short-term investments:
U.S. government agency securities	24,912	—	24,912	—
Municipal bonds	1,406	—	1,406	—
Certificates of deposit	5,950	—	5,950	—
Commercial paper	5,893	—	5,893	—
Corporate debt securities	67,845	—	67,845	—
Asset-backed securities	30,573	—	30,573	—
Prepaid and other current assets:
Foreign currency derivative contracts	13,666	—	13,666	—
Other long-term assets:
Deferred compensation plan assets	157,537	157,537	—	—
Total assets	$705,727	$552,083	$153,644	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$19,103	$—	$19,103	$—
Total liabilities	$19,103	$—	$19,103	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2014:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$409,064	$409,064	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,300	—	9,300	—
Other long-term assets:
Deferred compensation plan assets	145,508	145,508	—	—
Total assets	$563,872	$554,572	$9,300	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$11,755	$—	$11,755	$—
Total liabilities	$11,755	$—	$11,755	$—

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
The Company did not recognize any impairment during the three and six months ended April 30, 2015 and 2014, respectively.
As of April 30, 2015, the fair value of the Company’s non-marketable securities was $10.9 million, of which $6.7 million and $4.2 million were accounted for under the cost method and equity method, respectively. As of October 31, 2014, the fair value of non-marketable securities was $10.9 million, of which $6.7 million and $4.2 million were accounted for under the cost method and equity method, respectively.
Note 6. Liabilities and Restructuring Charges
In November 2014, the Company initiated a restructuring program that included a voluntary retirement program (VRP) and a minimal headcount reduction program. The VRP was offered to certain eligible employees in the United States and enrollment for those employees was completed on November 21, 2014. The total cost of the restructuring program was $15.3 million, of which $1.7 million and $14.3 million were paid during the three and six months ended April 30, 2015, respectively. As of April 30, 2015, the remaining balance of $1.0 million is recorded in accounts payable and accrued liabilities in the unaudited condensed balance sheets and will be paid during fiscal 2015.

Accounts payable and accrued liabilities consist of:

	April 30, 2015	October 31, 2014
	(in thousands)
Payroll and related benefits	$219,354	$302,295
Other accrued liabilities	54,887	66,666
Accounts payable	26,860	28,152
Total	$301,101	$397,113
Other long-term liabilities consist of:

	April 30, 2015	October 31, 2014
	(in thousands)
Deferred compensation liability	$157,537	$145,508
Other long-term liabilities	39,992	13,464
Total	$197,529	$158,972
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
In December 2014, the Company drew down $250.0 million under the Revolver, primarily to finance an accelerated share repurchase agreement. See Note 9. Stock Repurchase Program. During the six months ended April 30, 2015, the Company made a principal payment of $15.0 million under the Term Loan and $90.0 million under the Revolver. As of April 30, 2015, the Company had a $60.0 million outstanding balance under the Term Loan, of which $30.0 million is classified as long term, and a $160.0 million outstanding balance under the Revolver, which is all considered short term. As of October 31, 2014, the Company had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million was classified as long term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2015, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The Credit Agreement was amended and restated on May 19, 2015. See Note 16. Subsequent Events for details.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.

Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	April 30, 2015	October 31, 2014
	(in thousands)
Cumulative currency translation adjustments	$(70,719)	$(50,941)
Unrealized gain (loss) on derivative instruments, net of taxes	(17,841)	(11,148)
Unrealized gain (loss) on available-for-sale securities, net of taxes	30	—
Total accumulated other comprehensive income (loss)	$(88,530)	$(62,089)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$26	$(1,083)	$2,406	$1,674
Operating expenses	(6,397)	209	(9,833)	758
Gain (loss) on available-for-sale securities
Other income (expense)	$5	—	17	$—
Total reclassifications into net income	$(6,366)	$(874)	$(7,410)	$2,432
Note 9. Stock Repurchase Program
The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on December 3, 2013, as announced on December 4, 2013. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2015, $200.3 million remained available for further repurchases under the program.
In December 2014, the Company entered into an accelerated share repurchase agreement (2015 ASR) to repurchase an aggregate of $180.0 million of the Company’s common stock. Pursuant to the 2015 ASR, the Company made a prepayment of $180.0 million and received an initial share delivery of shares valued at $144.0 million with an average purchase price of $43.77 per share. The remaining balance of $36.0 million will be settled within 6 months or earlier upon completion of the repurchase and is included within stockholders' equity as the forward instrument meets the criteria in the Financial Accounting Standards Board (FASB) authoritative guidance for equity treatment. Under the terms of the 2015 ASR, the specific number of shares that the Company ultimately repurchases will be based on the volume-weighted average share price of the Company’s common stock during the repurchase period, less a discount.

Stock repurchase activities are as follow:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands, except per share price)
Shares repurchased	—	628	3,290	2,050
Average purchase price per share	$—	$39.81	$43.77	$38.90
Aggregate purchase price (1)	$—	$25,000	$144,000	$79,747
Reissuance of treasury stock	1,597	1,281	2,379	2,587

(1)	Does not include $36.0 million equity forward contract related to the above-referenced 2015 ASR.
Note 10. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Cost of license	$2,092	$1,915	$4,210	$3,776
Cost of maintenance and service	485	534	1,026	962
Research and development expense	10,277	8,997	20,477	17,912
Sales and marketing expense	4,058	3,967	8,306	7,698
General and administrative expense	3,371	3,411	6,845	6,593
Stock compensation expense before taxes	20,283	18,824	40,864	36,941
Income tax benefit	(4,667)	(4,271)	(9,403)	(8,382)
Stock compensation expense after taxes	$15,616	$14,553	$31,461	$28,559
As of April 30, 2015, there was $123.4 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.5 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Intrinsic value of awards exercised	$13,114	$3,648	$24,631	$19,847
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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Numerator:
Net income	$55,596	$63,317	$120,785	$131,013
Denominator:
Weighted-average common shares for basic net income per share	154,515	154,572	154,486	154,319
Dilutive effect of potential common shares from equity-based compensation	2,968	2,510	2,923	2,667
Weighted-average common shares for diluted net income per share	157,483	157,082	157,409	156,986
Net income per share:
Basic	$0.36	$0.41	$0.78	$0.85
Diluted	$0.35	$0.40	$0.77	$0.83
Anti-dilutive employee stock-based awards excluded(1)	1,190	1,998	1,859	1,674

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Revenue:
United States	$286,113	$243,603	$563,700	$477,230
Europe	75,025	71,110	146,908	137,764
Japan	53,242	58,382	114,094	122,702
Asia-Pacific and Other	142,824	144,602	274,545	258,952
Consolidated	$557,204	$517,697	$1,099,247	$996,648
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 12.3% and 10.0% of the Company’s unaudited condensed consolidated revenue in the three months ended April 30, 2015 and 2014, respectively, and accounted for 11.8% and 10.8% of the Company’s unaudited condensed consolidated revenue in the six months ended April 30, 2015 and 2014, respectively.

Note 13. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Interest income	$552	$314	$1,700	$681
Interest expense	(804)	(582)	(1,457)	(939)
Gain (loss) on assets related to executive deferred compensation plan	5,973	3,419	5,276	4,460
Foreign currency exchange gain (loss)	511	(109)	4,205	785
Other, net	1,725	1,183	3,349	10,266
Total	$7,957	$4,225	$13,073	$15,253
Note 14. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.
The following table presents the provision for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Income before income taxes	$83,884	$68,059	$160,499	$139,243
Provision (benefit) for income tax	$28,288	$4,742	$39,714	$8,230
Effective tax rate	33.7%	7.0%	24.7%	5.9%
The Company’s effective tax rate for the three and six months ended April 30, 2015 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations and U.S. federal and California research tax credits, partially offset by state taxes, non-deductible stock compensation, and the integration of acquired technologies.
The Company's effective tax rate increased in the three and six months ended April 30, 2015, as compared to the same periods in fiscal 2014, primarily due to the integration of acquired technologies, partially offset by the reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2015. The effective tax rate for the three and six months ended April 30, 2014 was lower due to the tax benefits of settlements with the Taiwan tax authorities for fiscal 2010 and 2009 and with the IRS for fiscal 2012.
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
The Company’s total gross unrecognized tax benefits at April 30, 2015 are $129.9 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at April 30, 2015 were recognized in the future, approximately $129.9 million would decrease the effective tax rate.

The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming twelve months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $37 million.

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
In the second quarter of fiscal 2014, the Company reached settlements with the Taiwan tax authorities for fiscal 2010 and 2009, with regard to certain transfer pricing issues. As a result of the settlements and the application of the settlements to other open fiscal years, the Company's unrecognized tax benefits decreased by $5.1 million. The net tax benefit resulting from the settlements and the application to other open fiscal years was $3.9 million.
Note 15. Effect of New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance will be effective for fiscal 2018 unless an extension of the effective date is granted by the FASB, including interim periods within that reporting period, using one of two prescribed retrospective methods. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.
Note 16. Subsequent Events
On May 19, 2015, the Company entered into an amended and restated credit agreement with several lenders (the Restated Credit Agreement) providing for a $500.0 million senior unsecured revolving credit facility and a $150 million senior unsecured term loan facility. The Restated Credit Agreement amends and restates the Company’s previous Credit Agreement referred to in Note 7, in order to increase the size of the revolving credit facility from $350.0 million to $500.0 million and to extend the termination date of the revolving credit facility from October 14, 2016 to May 19, 2020. The Restated Credit Agreement also replaces a financial covenant requiring the Company to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Otherwise, the terms and conditions of the Restated Credit Agreement are substantially similar to the previous Credit Agreement. The Company's outstanding Revolver and Term Loan borrowings under the previous Credit Agreement, described in Note 7, are carried over under the Restated Credit Agreement. The Company expects its borrowings under the Restated Credit Agreement will fluctuate from quarter to quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor industry, our business outlook, our growth strategy, the ability of our prior acquisitions (including our acquisition of Coverity, Inc.) to drive revenue growth, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
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
Our growth strategy is based on building on our leadership in our EDA products, expanding and proliferating our IP offerings, and driving growth in the software quality and security market, which we entered with our acquisition of Coverity, Inc. (Coverity) as discussed below. As we continue to expand our product portfolio and our total addressable market, for instance in IP products, we may experience increased variability in our revenue, though we generally expect time-based revenue to continue to represent approximately 90% of our total revenue. Overall, our business outlook remains solid based on our leading technology, customer relationships, business model, diligent expense management, and acquisition strategy. We believe that these factors will help us continue to successfully execute our strategies.
Acquisition of Coverity
On March 24, 2014, we acquired Coverity, the leading provider of software quality, testing and security tools. We believe this acquisition has enabled us to enter into a new, growing market dedicated to helping companies deliver better software faster, by finding software code defects as the code is being developed rather than at the end of the process. Coverity’s customer base includes Synopsys’ semiconductor and systems customers, albeit different users and budgets, and extends well beyond to software developers such as independent software vendors and companies engaged in e-commerce. We believe the Coverity acquisition has expanded our total addressable market.
Financial Performance Summary
In the second quarter of fiscal 2015, compared to the same period of fiscal 2014:

•	Our operating income of $75.9 million was higher by $12.1 million or 19% reflecting the following:

◦	Total revenue of $557.2 million, an increase of $39.5 million or 8%, primarily due to continued growth both organically and through our prior-year acquisitions.

◦
Total cost of revenue and operating expenses of $481.3 million, an increase of $27.4 million or 6%, primarily due to our operational growth and prior-year acquisitions resulting in higher employee-related costs.

•
Our net income of $55.6 million was lower by $7.7 million or 12% as the increase in our operating income was more than offset by the increase in our tax provision resulting primarily from the integration of our acquired technologies in fiscal 2015.

We continued to derive more than 90% of our total revenue from time-based revenue.
New Accounting Pronouncements
See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.
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

Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average license term of the TSLs and term licenses we entered into for the three months ended April 30, 2015 and 2014 was 2.5 and 2.8 years, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.
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
Total Revenue

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$557.2	$517.7	$39.5	8%
Six months ended	$1,099.2	$996.6	$102.6	10%
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
The increase in total revenue for the three and six months ended April 30, 2015 compared to the same periods in fiscal 2014 was due to our overall growth and contributions from acquired companies.
Time-Based License Revenue

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$447.8	$424.2	$23.6	6%
Percentage of total revenue	80%	82%
Six months ended	$878.9	$824.3	$54.6	7%
Percentage of total revenue	80%	83%
The increase in time-based license revenue for the three and six months ended April 30, 2015 compared to the same periods in fiscal 2014 was primarily attributable to an increase in TSL license revenue due to our overall growth, including contributions of revenue from acquired companies.

Upfront License Revenue

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$44.3	$36.3	$8.0	22%
Percentage of total revenue	8%	7%
Six months ended	$90.8	$70.3	$20.5	29%
Percentage of total revenue	8%	7%
Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront license revenue for the three and six months ended April 30, 2015 compared to the same periods in fiscal 2014 was primarily attributable to an increase in the sale of hardware products and to a lesser extent the sale of perpetual licenses.
As our sales of hardware products grow, we expect upfront license revenue to increase as a percentage of total revenue but remain consistent with our business model in which approximately 90% of our total revenue consists of time-based revenue.

Maintenance and Service Revenue

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$16.5	$19.3	$(2.8)	(15)%
Professional services and other revenue	48.5	37.9	10.6	28%
Total maintenance and service revenue	$65.0	$57.2	$7.8	14%
Percentage of total revenue	12%	11%
Six months ended
Maintenance revenue	$34.0	$38.0	$(4.0)	(11)%
Professional services and other revenue	95.6	64.0	31.6	49%
Total maintenance and service revenue	$129.6	$102.0	$27.6	27%
Percentage of total revenue	12%	10%
Changes in maintenance revenue are generally attributable to timing of contract renewals and type of contracts that bundle maintenance.
The changes in professional services and other revenue for the three and six months ended April 30, 2015 compared to the same periods in fiscal 2014 were primarily due to the increase in, and timing of, IP consulting projects that are accounted for using the percentage of completion method.

Cost of Revenue

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$70.4	$67.3	$3.1	5%
Cost of maintenance and service revenue	29.0	21.1	7.9	37%
Amortization of intangible assets	25.6	25.7	(0.1)	—%
Total	$125.0	$114.1	$10.9	10%
Percentage of total revenue	22%	22%
Six months ended
Cost of license revenue	$141.1	$130.1	$11.0	8%
Cost of maintenance and service revenue	57.0	41.4	15.6	38%
Amortization of intangible assets	51.5	48.4	3.1	6%
Total	$249.6	$219.9	$29.7	14%
Percentage of total revenue	23%	22%
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
Amortization of intangible assets. Amortization of intangible assets, which is recorded to cost of revenue and operating expenses, includes the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete, and certain contract rights related to acquisitions.
The increase in cost of revenue for the three months ended April 30, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $7.8 million in costs related to our professional services revenue, $1.0 million in personnel-related costs driven by higher headcount, and $1.0 million in product costs due to increased sales.
The increase in cost of revenue for the six months ended April 30, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $14.1 million in costs related to our professional services revenue, $6.9 million in personnel-related costs driven by higher headcount, $2.6 million in product costs due to increased sales, and $3.1 million in amortization due to the additions of intangible assets from our fiscal 2014 acquisitions and in-process research and development (IPR&D) projects completed since the second quarter of fiscal 2014.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$188.3	$178.0	$10.3	6%
Percentage of total revenue	34%	34%
Six months ended	$369.9	$345.6	$24.3	7%
Percentage of total revenue	34%	35%
The increase in research and development expenses for the three months ended April 30, 2015 compared to the same period in fiscal 2014 was primarily due to an increase of $5.6 million in personnel-related costs principally as a result of headcount increases, including those from acquisitions, and functionally allocated expenses that were higher by $4.1 million.
The increase in research and development expenses for the six months ended April 30, 2015 compared to the same period in fiscal 2014 was primarily due to an increase of $15.2 million in personnel-related costs principally as a result of headcount increases, including those from acquisitions, and functionally allocated expenses that were higher by $8.0 million.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$120.6	$114.8	$5.8	5%
Percentage of total revenue	22%	22%
Six months ended	$226.7	$220.6	$6.1	3%
Percentage of total revenue	21%	22%
The increase in sales and marketing expenses for the three months ended April 30, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $1.8 million in variable compensation due to higher sales, $1.9 million in personnel-related costs as a result of headcount increases, and $1.1 million in marketing activities.
The increase in sales and marketing expenses for the six months ended April 30, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $6.9 million in personnel-related costs as a result of headcount increases and $1.0 million in variable compensation due to higher sales, which were partially offset by a $1.3 million decrease in consultant and contractor costs.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$41.0	$40.6	$0.4	1%
Percentage of total revenue	7%	8%
Six months ended	$77.3	$74.8	$2.5	3%
Percentage of total revenue	7%	8%
General and administrative expenses remained flat for the three months ended April 30, 2015 compared to the same period in fiscal 2014. Increases of $6.5 million in facilities and depreciation expenses and $1.4 million in personnel-related costs primarily due to higher headcount were partially offset by higher allocations of $6.7 million in expenses to other functions and a $1.2 million decrease in professional service costs.
The increase in general and administrative expenses for the six months ended April 30, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $12.6 million in facilities and depreciation expenses, $4.0 million in personnel-related costs primarily due to higher headcount, and $4.3 million in other items that were not individually material. The increases were partially offset by higher allocations of $13.6 million in expenses to other functions compared to the same period in fiscal 2014, resulting from increased headcount in other functions and higher spending in allocated costs, and a $4.8 million decrease in professional service costs.
Amortization of Intangible Assets

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$25.6	$25.7	$(0.1)	—%
Included in operating expenses	6.4	6.4	—	—%
Total	$32.0	$32.1	$(0.1)	—%
Percentage of total revenue	6%	6%
Six months ended
Included in cost of revenue	$51.5	$48.4	$3.1	6%
Included in operating expenses	12.9	11.8	1.1	9%
Total	$64.4	$60.2	$4.2	7%
Percentage of total revenue	6%	6%
Amortization of intangible assets for the three months ended April 30, 2015 compared to the same period in fiscal 2014 was relatively flat as decreases due to certain fully amortized intangible assets in fiscal 2014 were offset by additions of intangibles assets from our fiscal 2015 acquisitions.
The increase in amortization of intangible assets for the six months ended April 30, 2015 compared to the same period in fiscal 2014 was primarily due to the additions of intangible assets from our fiscal 2014 and 2015 acquisitions and IPR&D projects completed since the second quarter of fiscal 2014. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

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
The following is a summary of our restructuring activities:

	Balance at Beginning of Period	Costs Incurred	Cash Payments	Balance at End of Period (1)
	(in millions)
Three months ended April 30, 2015	$2.7	$—	$(1.7)	$1.0
Six months ended April 30, 2015	$—	$15.3	$(14.3)	$1.0
(1) The balance will be paid during fiscal 2015.
Other Income (Expense), net

	April 30,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.6	$0.3	$0.3	100%
Interest (expense)	(0.8)	(0.6)	(0.2)	33%
Gain on assets related to executive deferred compensation plan assets	6.0	3.4	2.6	76%
Foreign currency exchange gain (loss)	0.5	(0.1)	0.6	(600)%
Other, net	1.7	1.2	0.5	42%
Total	$8.0	$4.2	$3.8	90%
Six months ended
Interest income	$1.7	$0.7	$1.0	143%
Interest (expense)	(1.5)	(0.9)	(0.6)	67%
Gain on assets related to executive deferred compensation plan assets	5.3	4.4	0.9	20%
Foreign currency exchange gain (loss)	4.2	0.8	3.4	425%
Other, net	3.4	10.3	(6.9)	(67)%
Total	$13.1	$15.3	$(2.2)	(14)%
Other income (expense), net for the three months ended April 30, 2015 was higher compared to the same period in fiscal 2014 primarily due to (1) higher gains in the market value of our executive deferred compensation plan assets and (2) increased foreign currency exchange gains as a result of favorable fluctuations in foreign currency exchange rates.
Other income (expense), net for the six months ended April 30, 2015 was lower compared to the same period in fiscal 2014 primarily due to a gain from the sale of a non-marketable equity investment in the first quarter of fiscal 2014, which was partially offset by (1) increased foreign currency exchange gains in the current period as a result of favorable fluctuations in foreign currency exchange rates and (2) higher interest income in the current period.
Taxes
Our effective tax rate increased in the three and six months ended April 30, 2015, as compared to the same periods in fiscal 2014, primarily due to the integration of acquired technologies, partially offset by the reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2015. The effective tax rate for the three and six months ended April 30, 2014 was lower due to the tax benefits of settlements with the Taiwan tax authorities for fiscal 2010 and 2009 and with the IRS for fiscal 2012. For further discussion of the provision for income taxes, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of April 30, 2015, we held an aggregate of $155.6 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $849.9 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the six months ended April 30, 2015.
Cash, Cash Equivalents and Short-Term Investments

	April 30, 2015	October 31, 2014	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$868.8	$985.8	$(117.0)	(12)%
Short-term investments	$136.6	$—	$136.6	100%
Total	$1,005.4	$985.8	$19.6	2%
Cash, cash equivalents and short-term investments increased primarily due to a lower amount of cash paid for acquisitions and intangible assets, higher cash collections, and proceeds from our senior unsecured revolving credit facility, which were partially offset by cash used for stock repurchases under our accelerated stock repurchase agreement entered into in December 2014 (the 2015 ASR), debt repayments, and purchases of property and equipment.

Cash Flows

	April 30,
	2015	2014	$ Change
	(dollars in millions)
Six months ended
Cash provided by operating activities	$67.7	$37.9	$29.8
Cash used in investing activities	(184.3)	(392.4)	208.1
Cash provided by financing activities	18.5	157.4	(138.9)
We expect cash from our operating activities to fluctuate as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing and amount of tax and other liability payments. Cash provided by our operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront license revenue much sooner than from time-based license revenue, in which the license fee is typically paid either quarterly or annually over the term of the license.
Cash provided by operating activities. Cash provided by operating activities for the six months ended April 30, 2015 was higher compared to the same period in fiscal 2014 primarily due to higher cash collections, which were partially offset by higher disbursements and lower net income.
Cash used in investing activities. Cash used in investing activities for the six months ended April 30, 2015 was lower compared to the same period in fiscal 2014, primarily due to a decrease of $365.7 million in cash paid for acquisitions and intangible assets, net of cash acquired, which was offset by net purchases of short-term investments of $137.0 million.

Cash provided by financing activities. Cash provided by financing activities for the six months ended April 30, 2015 was lower compared to the same period in fiscal 2014 primarily due to an increase of $89.9 million for debt repayments and an increase of $100.3 million in cash used for stock repurchases, which were partially offset by an increase of $50.0 million in the proceeds from our senior unsecured revolving credit facility.
Accounts Receivable, net

	April 30, 2015	October 31, 2014	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$338.4	$326.7	$11.7	4%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 55 days at April 30, 2015, and 55 days at October 31, 2014. Accounts receivable increased primarily due to the timing of billings to customers and collections.
Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	April 30, 2015	October 31, 2014	$ Change	% Change
	(dollars in millions)
Current assets	$1,545.0	$1,504.7	$40.3	3%
Current liabilities	1,325.0	1,386.8	(61.8)	(4)%
Working capital	$220.0	$117.9	$102.1	87%
Increases in our working capital were primarily due to (1) an increase of $136.6 million in short-term investments, (2) a decrease of $100.7 million in current deferred revenue, (3) a decrease of $96.0 million in accounts payable and accrued liabilities due to timing of disbursements, and (4) an increase of $32.5 million in prepaid and other current assets. These increases in working capital were partially offset by (1) a decrease of $116.9 million in cash and cash equivalents, and (2) an increase of $160.0 million in short-term debt.
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
In December 2014, we drew down $250.0 million under the Revolver primarily to finance an accelerated share repurchase agreement. During the six months ended April 30, 2015, we made principal payments of $15.0 million under the Term Loan and $90.0 million under the Revolver. As of April 30, 2015, we had a $60.0 million outstanding balance under the Term Loan, of which $30.0 million is classified as long term, and a $160.0 million outstanding balance under the Revolver, which is all considered short term. As of October 31, 2014, we had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million was classified as long term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over our choice of market-observable base rates as defined in the Credit Agreement. As of April 30, 2015, borrowings under the Term Loan bore interest at LIBOR + 1.125% and the applicable interest rate for the Revolver was LIBOR + 0.975%. In addition, commitment fees are payable on the Revolver at rates between 0.150% and 0.300% per year based on our leverage ratio on the daily amount of the revolving commitment.
On May 19, 2015, we entered into an amended and restated credit agreement with several lenders (the Restated Credit Agreement) providing for a $500.0 million senior unsecured revolving credit facility and a $150.0 million senior unsecured term loan facility. The Restated Credit Agreement amends and restates our previous Credit

Agreement discussed above in order to increase the size of the revolving credit facility from $350.0 million to $500.0 million and to extend the termination date of the revolving credit facility from October 14, 2016 to May 19, 2020. The Restated Credit Agreement also replaces a financial covenant requiring us to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Otherwise, the terms and conditions of the Restated Credit Agreement are substantially similar to the previous Credit Agreement.  Our outstanding Revolver and Term Loan borrowings under the previous Credit Agreement, described above, are carried over under the Restated Credit Agreement. We expect our borrowings under the Restated Credit Agreement will fluctuate from quarter to quarter.
Other
Our available-for-sale securities as of April 30, 2015 consist of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of April 30, 2015, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the six months ended April 30, 2015, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
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

As of April 30, 2015, the stated maturities of our short-term investments are:

Fair Value
(in thousands)
Due in 1 year or less	$74,818
Due in 1-5 years	61,761
Total	$136,579
Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss), or OCI. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. Realized gains and losses on sales of available-for-sale securities have not been material in any period presented. The following table presents the amounts of our short-term investments that are subject to interest rate risk by fiscal year of expected maturity and average book yield:

	Maturing in Year Ending October 31,
	2015	2016	2017	2018	Total	Fair Value
	(in thousands)
Short-term investments (variable rate)	$—	$1,450	$2,002	$—	$3,452	$3,452
Average interest rate	—%	0.54%	0.54%	—%
Short-term investments (fixed rate)	$61,678	$64,374	$5,584	$1,491	$133,127	$133,127
Average interest rate	0.39%	0.59%	0.86%	0.96%
As of April 30, 2015, our exposure to market risk has not changed materially other than for the short-term investments discussed above, since October 31, 2014. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the SEC on December 15, 2014.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of April 30, 2015, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2015, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Mentor Patent Litigation
We are engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. We acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) were defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,947,882. Both cases sought compensatory damages, including lost profits and royalties, and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that certain ZeBu products infringe Mentor’s Japanese Patent No. P3,588,324. This case seeks compensatory damages, a permanent injunction and destruction of inventory. On May 15, 2015, the Tokyo District Court ruled that such products did not infringe Mentor's patent.
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
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. On March 12, 2015, the court entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. Synopsys has released a new version of ZeBu software that does not include such features. Synopsys has appealed from the injunction, and both parties have appealed from the final judgment.
The California Action
On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case seeks compensatory damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent (discussed below). On January 20, 2015, the court granted Mentor's motion for summary judgment on the '488, '841, and '318 patents, finding that such patents were invalid. Synopsys has appealed the court's ruling.

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
For example, we have recently acquired providers of software quality, testing, and security tools, including Coverity, Inc. This is a new, though adjacent, technology space for us. The customers for these tools are diverse and include industries with which we do not have experience. We may need to develop new sales and marketing strategies and meet new customer service requirements. At the same time, we will need to compete against new and unfamiliar competitors that may have more financial resources, industry experience or established customer relationships than we do. To successfully develop our software quality, testing, and security offerings, we will need to skillfully balance our investment in the space with investment in our existing products, as well as attract and retain employees with expertise in these new fields. If we fail to do so, we may not realize the expected benefits of our acquisitions, and it may have a negative effect on our earnings and financial condition.

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
As of April 30, 2015, approximately 84.5% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of April 30, 2015, we had outstanding debt of $60.0 million under our $150 million term loan facility and $160.0 million outstanding debt under our $350 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
From time to time we are subject to claims that our products infringe on third-party intellectual property rights.
We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. For example, we and Emulation & Verification Engineering S.A. (EVE), a company we acquired in October 2012, are party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. The jury in one of the lawsuits returned a verdict of approximately $36 million in assessed damages against us for patent infringement, and the court in the lawsuit has entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. We have appealed the injunction and the final judgment in the case. Further information regarding the EVE lawsuits is contained in Part II, Item 1, Legal Proceedings. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.
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
In December 2014, we entered into an accelerated share repurchase agreement (2015 ASR) to repurchase an aggregate of $180.0 million of our common stock. Pursuant to the 2015 ASR, we made a prepayment of $180.0 million and received an initial share delivery of shares valued at $144.0 million with an average purchase price of $43.77 per share. The remaining balance of $36.0 million will be settled within 6 months or earlier upon completion of the repurchase and is included within stockholders' equity as the forward instrument meets the criteria in the FASB authoritative guidance for equity treatment. Under the terms of the 2015 ASR, the specific number of shares that we ultimately repurchase will be based on the volume-weighted average share price of our common stock during the repurchase period, less a discount.
The table below sets forth information regarding repurchases of Synopsys' common stock by Synopsys during the three months ended April 30, 2015:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
February 1, 2015 through March 7, 2015	—	—	—	$200,252,833
Month #2
March 8, 2014 through April 4, 2015	—	$—	—	$200,252,833
Month #3
April 5, 2015 through May 2, 2015	—	—	—	$200,252,833
Total	—	$—	—	$200,252,833

(1)	Does not include $36.0 million equity forward contract related to the above-referenced 2015 ASR. As of April 30, 2015, $200.3 million remained available for future repurchases under the program.
See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.10(iii)	Second Amendment to the Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC					X
10.23	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.23	4/6/2015
10.24	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.25	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: May 22, 2015	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.10(iii)	Second Amendment to the Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC					X
10.23	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.23	4/6/2015
10.24	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.25	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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