Form 10-Q
period 2015-07-31
SYNOPSYS INC
filed 2015-08-24
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 20, 2015, there were 155,947,407 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2015	October 31, 2014*
ASSETS
Current assets:
Cash and cash equivalents	$986,423	$985,762
Short-term investments	136,496	—
Total cash, cash equivalents and short-term investments	1,122,919	985,762
Accounts receivable, net	307,825	326,727
Deferred income taxes	75,939	111,449
Income taxes receivable and prepaid taxes	36,344	26,496
Prepaid and other current assets	84,510	54,301
Total current assets	1,627,537	1,504,735
Property and equipment, net	260,667	249,098
Goodwill	2,335,816	2,255,708
Intangible assets, net	318,499	365,030
Long-term prepaid taxes	13,800	17,645
Long-term deferred income taxes	211,733	208,156
Other long-term assets	185,920	175,127
Total assets	$4,953,972	$4,775,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$330,825	$397,113
Accrued income taxes	25,750	31,404
Deferred revenue	912,768	928,242
Short-term debt	190,000	30,000
Total current liabilities	1,459,343	1,386,759
Long-term accrued income taxes	39,207	50,952
Long-term deferred revenue	90,569	77,646
Long-term debt	22,500	45,000
Other long-term liabilities	204,105	158,972
Total liabilities	1,815,724	1,719,329
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 155,929 and 155,965 shares outstanding, respectively	1,559	1,560
Capital in excess of par value	1,604,994	1,614,603
Retained earnings	1,688,764	1,551,592
Treasury stock, at cost: 1,336 and 1,299 shares, respectively	(61,204)	(49,496)
Accumulated other comprehensive income (loss)	(95,865)	(62,089)
Total stockholders’ equity	3,138,248	3,056,170
Total liabilities and stockholders’ equity	$4,953,972	$4,775,499
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Revenue:
Time-based license	$445,807	$431,184	$1,324,677	$1,255,515
Upfront license	48,878	31,594	139,671	101,863
Maintenance and service	61,120	59,034	190,704	161,082
Total revenue	555,805	521,812	1,655,052	1,518,460
Cost of revenue:
License	77,516	68,573	218,650	198,700
Maintenance and service	25,251	20,685	82,244	62,065
Amortization of intangible assets	26,704	26,272	78,182	74,699
Total cost of revenue	129,471	115,530	379,076	335,464
Gross margin	426,334	406,282	1,275,976	1,182,996
Operating expenses:
Research and development	197,999	182,809	567,924	528,395
Sales and marketing	116,988	112,271	343,736	332,847
General and administrative	43,925	37,438	121,254	112,246
Amortization of intangible assets	6,188	6,537	19,066	18,291
Restructuring charges	(248)	—	15,088	—
Total operating expenses	364,852	339,055	1,067,068	991,779
Operating income	61,482	67,227	208,908	191,217
Other income (expense), net	3,711	3,544	16,784	18,797
Income before income taxes	65,193	70,771	225,692	210,014
Provision (benefit) for income taxes	9,806	5,115	49,520	13,345
Net income	$55,387	$65,656	$176,172	$196,669
Net income per share:
Basic	$0.36	$0.42	$1.14	$1.27
Diluted	$0.35	$0.42	$1.12	$1.25
Shares used in computing per share amounts:
Basic	155,533	155,194	154,835	154,611
Diluted	158,584	157,622	157,850	157,253
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Net income	$55,387	$65,656	$176,172	$196,669
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(10,283)	1,713	(30,061)	(9,502)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(41)	—	(11)	—
Cash flow hedges:
Deferred gains (losses), net of tax of $675 and $6,188, for the three and nine months ended July 31, 2015, respectively, and of $311 and $502 for each of the same periods in fiscal 2014, respectively	599	(831)	(13,521)	1,658
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(926) and $(4,334), for the three and nine months ended July 31, 2015, respectively, and of $(205) and $(1,784), for each of the same periods in fiscal 2014, respectively	2,390	(2,540)	9,817	(4,973)
Other comprehensive income (loss), net of tax effects	(7,335)	(1,658)	(33,776)	(12,817)
Comprehensive income	$48,052	$63,998	$142,396	$183,852
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2015	2014
Cash flow from operating activities:
Net income	$176,172	$196,669
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	154,535	140,750
Stock compensation	63,463	58,341
Allowance for doubtful accounts	1,100	(750)
(Gain) loss on sale of investments	(22)	(6,538)
Deferred income taxes	24,134	7,459
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	16,976	24,834
Prepaid and other current assets	(35,836)	982
Other long-term assets	(16,141)	(18,847)
Accounts payable and accrued liabilities	(25,512)	(28,270)
Income taxes	(20,633)	(18,950)
Deferred revenue	4,507	22,361
Net cash provided by operating activities	342,743	378,041
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	48,155	—
Purchases of short-term investments	(185,402)	—
Proceeds from sales of long-term investments	—	7,313
Purchases of property and equipment	(67,708)	(58,085)
Cash paid for acquisitions and intangible assets, net of cash acquired	(126,883)	(373,513)
Capitalization of software development costs	(2,798)	(2,812)
Other	900	(3,000)
Net cash used in investing activities	(333,736)	(430,097)
Cash flows from financing activities:
Proceeds from credit facility	410,000	200,000
Repayment of debt	(272,924)	(223,239)
Issuances of common stock	56,414	45,336
Purchases of treasury stock	(180,000)	(79,747)
Other	(116)	(5,008)
Net cash provided by (used in) financing activities	13,374	(62,658)
Effect of exchange rate changes on cash and cash equivalents	(21,720)	(4,681)
Net change in cash and cash equivalents	661	(119,395)
Cash and cash equivalents, beginning of year	985,762	1,022,441
Cash and cash equivalents, end of period	$986,423	$903,046
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
Fiscal Year End. The Company’s fiscal year generally ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first fiscal quarter to realign fiscal quarters with calendar quarters. Fiscal 2015 and 2014 are both 52-week years. The third fiscal quarters, and first nine months, of fiscal 2015 and 2014 ended on August 1, 2015 and August 2, 2014, respectively, and the prior fiscal year ended on November 1, 2014. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Subsequent Events. The Company has evaluated subsequent events through the date that these unaudited condensed consolidated financial statements were issued.
Note 3. Business Combinations
During the nine months ended July 31, 2015, the Company completed several acquisitions. The aggregated total purchase consideration was $120.8 million, net of cash acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s balance sheet and results of operations. The preliminary purchase price allocation was as follows: $8.4 million of net assumed liabilities based on the respective fair values at the acquisition dates, $92.2 million of goodwill, of which $2.3 million is deductible for tax purposes, and $37.1 million of acquired identifiable intangible assets valued using the income or cost methods. The intangible assets are being amortized over their respective useful lives ranging from one to six years. The acquisition-related costs totaling $4.4 million were expensed as incurred in the condensed unaudited consolidated statement of operations. The Company funded the acquisitions with existing cash.

The preliminary fair value estimates for the assets acquired and liabilities assumed for these acquisitions are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates relate to certain tangible assets and liabilities, identifiable intangible assets, and taxes. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period not to exceed 12 months from the acquisition date. Changes to the provisional amounts recorded as assets or liabilities during the measurement period may result in an adjustment to goodwill.
Note 4. Goodwill and Intangible Assets
Goodwill as of July 31, 2015 and October 31, 2014 consisted of the following:

(in thousands)
As of October 31, 2014	$2,255,708
Additions	92,186
Adjustments(1)	684
Effect of foreign currency translation	(12,762)
As of July 31, 2015	$2,335,816

(1)	Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was finalized during the reporting period.

Intangible assets as of July 31, 2015 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$540,740	$353,469	$187,271
Customer relationships	211,611	108,957	102,654
Contract rights intangible	147,127	131,895	15,232
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	19,079	9,872	9,207
In-process research and development (IPR&D)(2)	—	—	—
Capitalized software development costs	24,627	20,492	4,135
Total	$945,714	$627,215	$318,499

Intangible assets as of October 31, 2014 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$490,242	$298,705	$191,537
Customer relationships	210,172	92,146	118,026
Contract rights intangible	146,364	109,067	37,297
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	18,779	7,765	11,014
In-process research and development (IPR&D)(2)	3,086	—	3,086
Capitalized software development costs	21,829	17,759	4,070
Total	$893,002	$527,972	$365,030

(2)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Core/developed technology	$18,822	$18,354	$54,639	$51,966
Customer relationships	5,443	5,816	16,906	16,655
Contract rights intangible	7,917	7,913	23,595	22,719
Covenants not to compete	—	17	—	50
Trademarks and trade names	709	709	2,107	1,600
Capitalized software development costs(3)	916	906	2,732	2,655
Total	$33,807	$33,715	$99,979	$95,645

(3)	Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2015	$34,126
2016	105,173
2017	68,229
2018	50,718
2019	27,945
2020 and thereafter	32,308
Total	$318,499

Note 5. Financial Assets and Liabilities
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

During the first quarter of fiscal 2015, the Company made investments in available-for-sale securities. As of July 31, 2015, the balances of these investments are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$357,485	$—	$—	$—	$357,485
Commercial paper	2,348	—	—	—	2,348
Total:	359,833	—	—	—	359,833
Short-term investments:
U.S. government agency securities	16,605	4	(2)	—	16,607
Municipal bonds	1,403	2	—	—	1,405
Certificates of deposit	7,800	—	—	—	7,800
Commercial paper	10,287	—	—	—	10,287
Corporate debt securities	70,451	11	(22)	—	70,440
Asset-backed securities	29,961	5	(9)	—	29,957
Total:	136,507	22	(33)	—	136,496

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of July 31, 2015, the stated maturities of the Company's short-term investments are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$78,364	$78,364
Due in 2-5 years	58,037	58,026
Due in 6-10 years	106	106
Total	$136,507	$136,496
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
Derivatives. The Company recognizes derivative instruments as either assets or liabilities in the unaudited condensed consolidated financial statements at fair value and provides qualitative and quantitative disclosures about such derivatives. The Company operates internationally and is exposed to potentially adverse movements in foreign currency exchange rates. The Company enters into hedges in the form of foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately 1 month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies.
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
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 22 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. The Company expects a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next twelve months.
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(1,409)	$(53)	$(4,402)	$(667)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of July 31, 2015	As of October 31, 2014
	(in thousands)
Total gross notional amount	$639,416	$793,937
Net fair value	$(501)	$(2,455)
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2015
Other current assets	$11,306	$557
Accrued liabilities	$12,329	$34
As of October 31, 2014
Other current assets	$9,299	$1
Accrued liabilities	$11,656	$99
The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2015
Foreign exchange contracts	Revenue	$1,994	Revenue	$4,005
Foreign exchange contracts	Operating expenses	(1,356)	Operating expenses	(6,395)
Total		$638		$(2,390)
Three months ended July 31, 2014
Foreign exchange contracts	Revenue	$(40)	Revenue	$1,563
Foreign exchange contracts	Operating expenses	(815)	Operating expenses	977
Total		$(855)		$2,540
Nine months ended July 31, 2015
Foreign exchange contracts	Revenue	$5,334	Revenue	$6,411
Foreign exchange contracts	Operating expenses	(18,855)	Operating expenses	(16,228)
Total		$(13,521)		$(9,817)
Nine months ended July 31, 2014
Foreign exchange contracts	Revenue	$3,324	Revenue	$3,237
Foreign exchange contracts	Operating expenses	(1,707)	Operating expenses	1,736
Total		$1,617		$4,973

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended July 31, 2015	$122	$1,189
For the three months ended July 31, 2014	$24	$548
For the nine months ended July 31, 2015	$822	$3,495
For the nine months ended July 31, 2014	$57	$2,950

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2015:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$357,485	$357,485	$—	$—
Commercial paper	2,348	—	2,348	—
Short-term investments:
U.S. government agency securities	16,607	—	16,607	—
Municipal bonds	1,405	—	1,405	—
Certificates of deposit	7,800	—	7,800	—
Commercial paper	10,287	—	10,287	—
Corporate debt securities	70,440	—	70,440	—
Asset-backed securities	29,957	—	29,957	—
Prepaid and other current assets:
Foreign currency derivative contracts	11,863	—	11,863	—
Other long-term assets:
Deferred compensation plan assets	161,087	161,087	—	—
Total assets	$669,279	$518,572	$150,707	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$12,364	$—	$12,364	$—
Total liabilities	$12,364	$—	$12,364	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2014:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$409,064	$409,064	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,300	—	9,300	—
Other long-term assets:
Deferred compensation plan assets	145,508	145,508	—	—
Total assets	$563,872	$554,572	$9,300	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$11,755	$—	$11,755	$—
Total liabilities	$11,755	$—	$11,755	$—

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
The Company did not recognize any impairment during the three and nine months ended July 31, 2015 and 2014, respectively.
As of July 31, 2015, the fair value of the Company’s non-marketable securities was $10.6 million, of which $6.7 million and $3.9 million were accounted for under the cost method and equity method, respectively. As of October 31, 2014, the fair value of non-marketable securities was $10.9 million, of which $6.7 million and $4.2 million were accounted for under the cost method and equity method, respectively.
Note 7. Liabilities and Restructuring Charges
In November 2014, the Company initiated a restructuring program that included a voluntary retirement program (VRP) and a minimal headcount reduction program. The VRP was offered to certain eligible employees in the United States and enrollment for those employees was completed on November 21, 2014. The total cost of the restructuring program was $15.1 million, of which $0.8 million and $15.1 million were paid during the three and nine months ended July 31, 2015, respectively. As of July 31, 2015, there is no outstanding balance in restructuring charges.

Accounts payable and accrued liabilities consist of:

	July 31, 2015	October 31, 2014
	(in thousands)
Payroll and related benefits	$257,342	$302,295
Other accrued liabilities	54,793	66,666
Accounts payable	18,690	28,152
Total	$330,825	$397,113
Other long-term liabilities consist of:

	July 31, 2015	October 31, 2014
	(in thousands)
Deferred compensation liability	$161,087	$145,508
Other long-term liabilities	43,018	13,464
Total	$204,105	$158,972
Note 8. Credit Facility
On February 17, 2012, the Company entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. The Company can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring the Company to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by the Company by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants.
As of July 31, 2015, the Company had a $52.5 million outstanding balance under the Term Loan, of which $22.5 million is classified as long term, and a $160.0 million outstanding balance under the Revolver, which is all considered short term. As of October 31, 2014, the Company had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million was classified as long term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the amended and restated Credit Agreement. As of July 31, 2015, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the amended and restated Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.

Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	July 31, 2015	October 31, 2014
	(in thousands)
Cumulative currency translation adjustments	$(81,002)	$(50,941)
Unrealized gain (loss) on derivative instruments, net of taxes	(14,852)	(11,148)
Unrealized gain (loss) on available-for-sale securities, net of taxes	(11)	—
Total accumulated other comprehensive income (loss)	$(95,865)	$(62,089)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$4,005	$1,563	$6,411	$3,237
Operating expenses	(6,395)	977	(16,228)	1,736
Gain (loss) on available-for-sale securities
Other income (expense)	$5	—	22	$—
Total reclassifications into net income	$(2,385)	$2,540	$(9,795)	$4,973
Note 10. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on December 3, 2013, as announced on December 4, 2013. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2015, $200.3 million remained available for further repurchases under the program.
In December 2014, the Company entered into an accelerated share repurchase agreement (the 2015 ASR) to repurchase an aggregate of $180.0 million of the Company’s common stock. Pursuant to the 2015 ASR, the Company made a prepayment of $180.0 million of which an initial share value of $144.0 million was delivered in December and the $36.0 million forward equity contract was settled during the third fiscal quarter of fiscal 2015. Total shares purchased under the 2015 ASR were approximately 4.0 million shares at an average purchase price of $45.37 per share.

Stock repurchase activities are as follow:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Total shares repurchased	678	—	3,968	2,050
Total cost of the repurchased shares	$36,000	$—	$180,000	$79,747
Reissuance of treasury stock	1,553	931	3,931	3,519
Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Cost of license	$2,463	$2,176	$6,673	$5,952
Cost of maintenance and service	547	684	1,574	1,646
Research and development expense	11,955	10,126	32,432	28,037
Sales and marketing expense	5,268	4,696	13,573	12,394
General and administrative expense	3,672	3,717	10,517	10,312
Stock compensation expense before taxes	23,905	21,399	64,769	58,341
Income tax benefit	(5,637)	(4,905)	(15,273)	(13,372)
Stock compensation expense after taxes	$18,268	$16,494	$49,496	$44,969
As of July 31, 2015, there was $177.8 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.7 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Intrinsic value of awards exercised	$17,631	$3,709	$42,262	$23,556
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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income	$55,387	$65,656	$176,172	$196,669
Denominator:
Weighted-average common shares for basic net income per share	155,533	155,194	154,835	154,611
Dilutive effect of potential common shares from equity-based compensation	3,051	2,428	3,015	2,642
Weighted-average common shares for diluted net income per share	158,584	157,622	157,850	157,253
Net income per share:
Basic	$0.36	$0.42	$1.14	$1.27
Diluted	$0.35	$0.42	$1.12	$1.25
Anti-dilutive employee stock-based awards excluded(1)	563	2,875	1,529	2,057

(1)
These employee stock-based awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Revenue:
United States	$275,625	$268,228	$839,325	$745,458
Europe	80,257	65,881	227,165	203,645
Japan	50,974	61,517	165,067	184,219
Asia-Pacific and Other	148,949	126,186	423,495	385,138
Consolidated	$555,805	$521,812	$1,655,052	$1,518,460
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 13.1% and 10.5% of the Company’s unaudited condensed consolidated revenue in the three months ended July 31, 2015 and 2014, respectively, and accounted for 12.3% and 10.7% of the Company’s unaudited condensed consolidated revenue in the nine months ended July 31, 2015 and 2014, respectively.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Interest income	$540	$294	$2,240	$975
Interest expense	(599)	(715)	(2,057)	(1,654)
Gain (loss) on assets related to executive deferred compensation plan	1,815	3,069	7,091	7,529
Foreign currency exchange gain (loss)	1,111	80	5,317	865
Other, net	844	816	4,193	11,082
Total	$3,711	$3,544	$16,784	$18,797
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Income before income taxes	$65,193	$70,771	$225,692	$210,014
Provision (benefit) for income taxes	$9,806	$5,115	$49,520	$13,345
Effective tax rate	15.0%	7.2%	21.9%	6.4%
The Company’s effective tax rate for the three and nine months ended July 31, 2015 is lower than the statutory federal income tax rate of 35% primarily due to the lower tax rates applicable to its non-U.S. operations and U.S. federal and California research tax credits, partially offset by state taxes, non-deductible stock compensation, and the integration of acquired technologies.
The Company's effective tax rate increased in the three and nine months ended July 31, 2015, as compared to the same periods in fiscal 2014, primarily due to the net impact of the integration of acquired technologies, partially offset by the reinstatement of the U.S. federal research tax credit through December 31, 2014. The effective tax rate for the three and nine months ended July 31, 2014 was lower due to the tax benefits of statutes of limitation lapses and settlements with the Taiwan tax authorities for fiscal 2010 and 2009 and with the IRS for fiscal 2012.
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
On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements.  However, U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations.  Also, there is uncertainty related to the IRS response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to the Company.  As such, no impact will be recorded at this time.  The Company will continue to monitor developments related to this opinion and the potential impact of those developments on the Company’s current and prior fiscal years.
The Company’s total gross unrecognized tax benefits at July 31, 2015 are $115.0 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at July 31, 2015 were recognized in the future, approximately $115.0 million would decrease the effective tax rate.
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

IRS Examinations
In the third quarter of fiscal 2015, the Company reached final settlement with the Examination Division of the IRS on the integration of acquired technologies for fiscal 2015 and research tax credit for fiscal 2014 that resulted in $7.0 million and $3.2 million in tax benefits, respectively.
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
In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period, using one of two prescribed retrospective methods. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue,” and the negatives of such terms are intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor industry and the effects of industry consolidation, our business outlook, our business model, our growth strategy, the ability of our prior acquisitions (including our acquisition of Coverity, Inc.) to drive revenue growth, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
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
Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help them overcome the challenge of developing increasingly advanced electronics products while reducing their design and manufacturing costs. While our products are an important part of our customers’ development process, our customers’ research and development budget and spending decisions may be affected by their business outlook and their willingness to invest in new and increasingly complex chip designs. In addition, a number of consolidations have taken place in the semiconductor industry recently. While we do not believe customer consolidations have had a material impact on our results, the future impact is uncertain. Please see the risk factor titled “Consolidation among our customers, as well as within the industries in which we operate, may negatively impact our operating results.” in Part II, Item 1A. Risk Factors for a discussion of potential risks.
Despite global economic uncertainty, we have maintained profitability and positive cash flow on an annual basis in recent years. We achieved these results not only because of our solid execution, leading technology and strong customer relationships, but also because of our time-based revenue business model. Under this model, a substantial majority of our customers pay for their licenses over time and we typically recognize this revenue over the life of the contract, which averages approximately three years. Time-based revenue, which consists of time-

based license, maintenance and service revenue, generally represents approximately 90% of our total revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. Due to our business model, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.
Our growth strategy is based on building on our leadership in our EDA products, expanding and proliferating our IP offerings, and driving growth in the software quality and security market, which we entered with our acquisition of Coverity, Inc. We have continued to make investments in the software quality and security space with additional recent acquisitions, which we believe has expanded our total addressable market. As we continue to expand our product portfolio and our total addressable market, for instance in IP products, we may experience increased variability in our revenue, though we generally expect time-based revenue to continue to represent approximately 90% of our total revenue. Overall, our business outlook remains solid based on our leading technology, customer relationships, business model, diligent expense management, and acquisition strategy. We believe that these factors will help us continue to successfully execute our strategies.
Financial Performance Summary
In the third quarter of fiscal 2015, compared to the same period of fiscal 2014:

•	Total revenue was $555.8 million, an increase of $34.0 million or 7%, primarily due to continued growth both organically and through prior-year acquisitions.

•
Total cost of revenue and operating expenses was $494.3 million, an increase of $39.7 million or 9%, primarily due to our operational growth and prior-year acquisitions resulting in higher employee-related costs.

•	Our net income of $55.4 million was lower by $10.2 million or 16% due to increase in operating expenses as a result of increase in headcount and timing of expenses.
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

Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times. In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average license term of the TSLs and term licenses we entered into for the three months ended July 31, 2015 and 2014 was 2.5 and 3.1 years, respectively. Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development. Revenue on hardware product orders is generally recognized in full at the time the product is shipped. Contingent revenue is recognized if and when the applicable event occurs.
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
Total Revenue

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$555.8	$521.8	$34.0	7%
Nine months ended	$1,655.1	$1,518.5	$136.6	9%
Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our quarterly revenue due to factors such as the timing of IP consulting projects and royalties, and certain contracts where revenue is recognized when customer installment payments are due, as well as variability in hardware sales.
The increase in total revenue for the three and nine months ended July 31, 2015 compared to the same periods in fiscal 2014 was due to our overall growth, higher hardware sales and, to a lesser extent, contributions from acquisitions.
Time-Based License Revenue

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$445.8	$431.2	$14.6	3%
Percentage of total revenue	80%	83%
Nine months ended	$1,324.7	$1,255.5	$69.2	6%
Percentage of total revenue	80%	83%
The increase in time-based license revenue for the three and nine months ended July 31, 2015 compared to the same periods in fiscal 2014 was primarily attributable to an increase in TSL license revenue due to our overall growth and, to a lesser extent, contributions from acquisitions.

Upfront License Revenue

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$48.9	$31.6	$17.3	55%
Percentage of total revenue	9%	6%
Nine months ended	$139.7	$101.9	$37.8	37%
Percentage of total revenue	8%	7%
Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront license revenue for the three and nine months ended July 31, 2015 compared to the same periods in fiscal 2014 was primarily attributable to an increase in the sale of hardware products.
As our sales of hardware products grow, upfront license revenue may increase as a percentage of total revenue, but we expect it to remain consistent with our business model in which approximately 90% of our total revenue consists of time-based revenue.

Maintenance and Service Revenue

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$17.7	$18.0	$(0.3)	(2)%
Professional services and other revenue	43.4	41.0	2.4	6%
Total maintenance and service revenue	$61.1	$59.0	$2.1	4%
Percentage of total revenue	11%	11%
Nine months ended
Maintenance revenue	$51.7	$56.1	$(4.4)	(8)%
Professional services and other revenue	139.0	105.0	34.0	32%
Total maintenance and service revenue	$190.7	$161.1	$29.6	18%
Percentage of total revenue	12%	11%
Changes in maintenance revenue are generally attributable to timing of contract renewals and type of contracts that bundle maintenance. Maintenance revenue for the three and nine months ended July 31, 2015 compared to the same periods in fiscal 2014 was lower primarily due to the timing of renewals.
The changes in professional services and other revenue for the three and nine months ended July 31, 2015 compared to the same periods in fiscal 2014 were primarily due to the increase in, and timing of, IP consulting projects that are accounted for using the percentage of completion method.

Cost of Revenue

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$77.5	$68.5	$9.0	13%
Cost of maintenance and service revenue	25.3	20.7	4.6	22%
Amortization of intangible assets	26.7	26.3	0.4	2%
Total	$129.5	$115.5	$14.0	12%
Percentage of total revenue	23%	22%
Nine months ended
Cost of license revenue	$218.7	$198.7	$20.0	10%
Cost of maintenance and service revenue	82.2	62.1	20.1	32%
Amortization of intangible assets	78.2	74.7	3.5	5%
Total	$379.1	$335.5	$43.6	13%
Percentage of total revenue	23%	22%
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
The increase in cost of revenue for the three months ended July 31, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $6.3 million in product costs due to increased sales, $4.7 million in costs related to our professional services revenue, and $1.6 million in personnel-related costs driven by higher headcount.
The increase in cost of revenue for the nine months ended July 31, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $18.8 million in costs related to our professional services revenue, $8.9 million in product costs due to increased sales, $8.6 million in personnel-related costs driven by higher headcount, including those from acquisitions, and $3.5 million in amortization of intangible assets.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$198.0	$182.8	$15.2	8%
Percentage of total revenue	36%	35%
Nine months ended	$567.9	$528.4	$39.5	7%
Percentage of total revenue	34%	35%
The increase in research and development expenses for the three months ended July 31, 2015 compared to the same period in fiscal 2014 was primarily due to an increase of $10.5 million in personnel-related costs principally as a result of headcount increases, including those from acquisitions, and $2.4 million higher functionally allocated expenses.
The increase in research and development expenses for the nine months ended July 31, 2015 compared to the same period in fiscal 2014 was primarily due to an increase of $25.7 million in personnel-related costs principally as a result of headcount increases, including those from acquisitions, and $10.4 million higher functionally allocated expenses.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$117.0	$112.3	$4.7	4%
Percentage of total revenue	21%	22%
Nine months ended	$343.7	$332.8	$10.9	3%
Percentage of total revenue	21%	22%
The increase in sales and marketing expenses for the three months ended July 31, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $2.5 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
The increase in sales and marketing expenses for the nine months ended July 31, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $9.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and $1.4 million in variable compensation due to higher sales.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended	$43.9	$37.4	$6.5	17%
Percentage of total revenue	8%	7%
Nine months ended	$121.3	$112.2	$9.1	8%
Percentage of total revenue	7%	7%
The increase in general and administrative expenses for the three months ended July 31, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $5.2 million in facilities and depreciation expenses, including those from acquisitions, and $4.2 million in acquisition-related professional services costs, which were partially offset by higher allocations of $4.1 million in expenses to other functions.
The increase in general and administrative expenses for the nine months ended July 31, 2015 compared to the same period in fiscal 2014 was primarily due to increases of $17.5 million in facilities and depreciation expenses including those from acquisitions, $4.4 million in personnel-related costs primarily due to higher headcount, including those from acquisitions, and $4.0 million in acquisition-related professional services costs, which were partially offset by higher allocations of $17.6 million in expenses to other functions.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$26.7	$26.3	$0.4	2%
Included in operating expenses	6.2	6.5	(0.3)	(5)%
Total	$32.9	$32.8	$0.1	—%
Percentage of total revenue	6%	6%
Nine months ended
Included in cost of revenue	$78.2	$74.7	$3.5	5%
Included in operating expenses	19.1	18.3	0.8	4%
Total	$97.3	$93.0	$4.3	5%
Percentage of total revenue	6%	6%
The increase in amortization of intangible assets for the three and nine months ended July 31, 2015 compared to the same periods in fiscal 2014 was primarily due to the additions of intangible assets acquired, including from our fiscal 2015 acquisitions, which were partially offset by certain intangible assets being fully amortized. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
In November 2014, we initiated a restructuring program that included a voluntary retirement program (VRP) and a minimal headcount reduction program. The VRP was offered to certain eligible employees in the United States and enrollment for those employees was completed on November 21, 2014. The restructuring program is substantially complete and summarized below.  See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements. As of July 31, 2015, the program is substantially completed, and no additional adjustments to this program are anticipated.

The following is a summary of our restructuring activities:

	Balance at Beginning of Period	Costs Incurred (Reduced)	Cash Payments	Balance at End of Period
	(in millions)
Three months ended July 31, 2015	$1.0	$(0.2)	$(0.8)	$—
Nine months ended July 31, 2015	$—	$15.1	$(15.1)	$—
Other Income (Expense), net

	July 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.5	$0.3	$0.2	67%
Interest (expense)	(0.6)	(0.7)	0.1	(14)%
Gain on assets related to executive deferred compensation plan assets	1.8	3.1	(1.3)	(42)%
Foreign currency exchange gain (loss)	1.1	0.1	1.0	1,000%
Other, net	0.9	0.7	0.2	29%
Total	$3.7	$3.5	$0.2	6%
Nine months ended
Interest income	$2.2	$1.0	$1.2	120%
Interest (expense)	(2.1)	(1.7)	(0.4)	24%
Gain on assets related to executive deferred compensation plan assets	7.1	7.5	(0.4)	(5)%
Foreign currency exchange gain (loss)	5.3	0.9	4.4	489%
Other, net	4.3	11.1	(6.8)	(61)%
Total	$16.8	$18.8	$(2.0)	(11)%
Other income (expense), net, for the three months ended July 31, 2015 compared to the same period in fiscal 2014 was flat as higher foreign currency exchange gains were offset by lower gains due to market value changes in our executive deferred compensation plan assets.
Other income (expense), net, for the nine months ended July 31, 2015 was lower compared to the same period in fiscal 2014 primarily due to a gain from the sale of a non-marketable equity investment in the first quarter of fiscal 2014, which was partially offset by (1) increased foreign currency exchange gains in the current year as a result of the strengthened U.S. dollar against the related foreign currencies and (2) higher interest income, net of interest expense, in the current period.
Taxes
Our effective tax rate increased in the three and nine months ended July 31, 2015, as compared to the same periods in fiscal 2014, primarily due to the net impact of the integration of acquired technologies, partially offset by the reinstatement of the U.S. federal research tax credit through December 31, 2014. The effective tax rate for the three and nine months ended July 31, 2014 was lower due to the tax benefits of statutes of limitation lapses and settlements with the Taiwan tax authorities for fiscal 2010 and 2009 and with the IRS for fiscal 2012. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of July 31, 2015, we held an aggregate of $346.0 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $777.0 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign operations were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the nine months ended July 31, 2015.
Cash, Cash Equivalents and Short-Term Investments

	July 31, 2015	October 31, 2014	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$986.4	$985.8	$0.6	—%
Short-term investments	$136.5	$—	$136.5	100%
Total	$1,122.9	$985.8	$137.1	14%
Cash, cash equivalents and short-term investments increased primarily due to higher cash collections and proceeds from our senior unsecured revolving credit facility, which were partially offset by cash used for stock repurchases under our accelerated stock repurchase agreement entered into in December 2014 (the 2015 ASR), debt repayments, and cash paid for acquisitions and intangible assets.

Cash Flows

	July 31,
	2015	2014	$ Change
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$342.7	$378.0	$(35.3)
Cash used in investing activities	(333.7)	(430.1)	96.4
Cash provided by (used in) financing activities	13.4	(62.7)	76.1
We expect cash from our operating activities to fluctuate as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing and amount of tax and other liability payments. Cash provided by our operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront arrangements much sooner than from time-based license revenue, in which the license fee is typically paid either quarterly or annually over the term of the license.
Cash provided by operating activities. Cash provided by operating activities for the nine months ended July 31, 2015 was lower compared to the same period in fiscal 2014 primarily due to higher disbursements to vendors and lower net income.
Cash used in investing activities. Cash used in investing activities for the nine months ended July 31, 2015 was lower compared to the same period in fiscal 2014, primarily due to a decrease of $246.6 million in cash paid for acquisitions and intangible assets, net of cash acquired, which was offset by net purchases of short-term investments of $137.2 million.
Cash provided by (used in) financing activities. Cash provided by financing activities for the nine months ended July 31, 2015 was higher compared to the same period in fiscal 2014 primarily due to an increase of $210.0 million in the proceeds from our senior unsecured revolving credit facility, which was partially offset by an increase of $100.3 million in cash used for share repurchases and an increase of $49.7 million for debt repayments.

Accounts Receivable, net

	July 31, 2015	October 31, 2014	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$307.8	$326.7	$(18.9)	(6)%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 50 days at July 31, 2015, and 55 days at October 31, 2014. Accounts receivable decreased primarily due to the timing of billings to customers and collections.
Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	July 31, 2015	October 31, 2014	$ Change	% Change
	(dollars in millions)
Current assets	$1,627.5	$1,504.7	$122.8	8%
Current liabilities	1,459.3	1,386.8	72.5	5%
Working capital	$168.2	$117.9	$50.3	43%
Increases in our working capital were primarily due to (1) an increase of $136.5 million in short-term investments, (2) a decrease of $66.3 million in accounts payable and accrued liabilities due to timing of disbursements, and (3) an increase of $30.2 million in prepaid and other current assets. These increases in working capital were partially offset by (1) an increase of $160.0 million in short-term debt and (2) a decrease of $35.5 million in deferred income taxes.
Other Commitments—Credit Facility
On February 17, 2012, we entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. We can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring us to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by us by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants.
As of July 31, 2015, we had a $52.5 million outstanding balance under the Term Loan, of which $22.5 million is classified as long term, and a $160.0 million outstanding balance under the Revolver, which is all considered short term. As of October 31, 2014, we had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million was classified as long term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the amended and restated Credit Agreement. As of July 31, 2015, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
Our available-for-sale securities as of July 31, 2015 consist of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of July 31, 2015, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the nine months ended July 31, 2015, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
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

As of July 31, 2015, the stated maturities of our short-term investments are:

Fair Value
(in thousands)
Due in 1 year or less	$78,364
Due in 2-5 years	58,026
Due in 6-10 years	106
Total	$136,496
Actual maturities may differ from the stated maturities because borrowers may have the right to call or prepay certain obligations. These investments are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss), or OCI. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. Realized gains and losses on sales of available-for-sale securities have not been material in any period presented. The following table presents the amounts of our short-term investments that are subject to interest rate risk by fiscal year of effective maturity and average book yield:

	Maturing in Year Ending October 31,
	2015	2016	2017	2018	Total	Fair Value
	(in thousands)
Short-term investments (variable rate)	$—	$2,151	$2,653	$600	$5,404	$5,404
Average interest rate	—%	0.55%	0.60%	0.81%
Short-term investments (fixed rate)	$45,309	$73,429	$12,354	$—	$131,092	$131,092
Average interest rate	0.40%	0.61%	0.91%	—%
As of July 31, 2015, our exposure to market risk has not changed materially other than for the short-term investments discussed above, since October 31, 2014. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, filed with the SEC on December 15, 2014.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of July 31, 2015, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2015, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Mentor Patent Litigation
We are engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. We acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) were defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,947,882. Both cases sought compensatory damages, including lost profits and royalties, and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that certain ZeBu products infringe Mentor’s Japanese Patent No. P3,588,324. This case seeks compensatory damages, a permanent injunction and destruction of inventory. On May 15, 2015, the Tokyo District Court ruled that such products did not infringe Mentor's patent. Mentor has appealed the decision.
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
The Oregon Action
In the Oregon Action, Synopsys and the EVE Parties further asserted patent infringement counterclaims against Mentor based on Synopsys’ United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction. After pre-trial summary judgment rulings, the only patent remaining at issue in the Oregon Action was Mentor’s ‘376 patent.
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
On December 21, 2013, Mentor filed an inter partes review request with the PTO challenging the validity of Synopsys’ ‘420 patent. On June 11, 2015, the PTO issued its final decision in the review, finding all of the challenged claims invalid. On August 12, 2015, Synopsys appealed to the Federal Circuit from the PTO’s decision.

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
The growth of the EDA industry as a whole, and our EDA and IP product sales in particular, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of systems-on-chips and integrated circuits, and customers’ concerns about managing costs, have previously led and in the future could lead to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process or opting for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls. Additionally, as the EDA industry matures, consolidation may result in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
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
For example, we have recently acquired several providers of software quality, testing, and security tools, including Coverity, Inc. and Codenomicon OY. This is a new, though adjacent, technology space for us. The customers for these tools are diverse and include industries with which we do not have experience. We may need to develop new sales and marketing strategies and meet new customer service requirements. At the same time, we will need to compete against new and unfamiliar competitors that may have more financial resources, industry experience or established customer relationships than we do. To successfully develop our software quality, testing, and security offerings, we will need to skillfully balance our investment in the space with investment in our existing products, as well as attract and retain employees with expertise in these new fields. If we fail to do so, we may not realize the expected benefits of our acquisitions, and it may have a negative effect on our earnings and financial condition.

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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. For example, a recent U.S. Tax Court ruling may change the way stock-based compensation costs are treated in cost sharing arrangements with subsidiaries, which if upheld, could impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings for certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries.
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
As of July 31, 2015, approximately 69.2% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of July 31, 2015, we had outstanding debt of $52.5 million under our $150 million term loan facility and $160.0 million outstanding debt under our $350 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
From time to time we are subject to claims that our products infringe on third-party intellectual property rights.
We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. For example, we and Emulation & Verification Engineering S.A. (EVE), a company we acquired in October 2012, are party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. The jury in one of the lawsuits returned a verdict of approximately $36 million in assessed damages against us for patent infringement, and the court in the lawsuit has entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. We have appealed from the injunction and the final judgment in the case. Further information regarding the EVE lawsuits is contained in Part II, Item 1, Legal Proceedings. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.
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

Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation, particularly that of our security testing solutions.
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
We recently began offering software quality and security testing solutions as a result of our acquisitions of Coverity and Codenomicon. Cybersecurity attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. If we fail to identify these new and complex methods of attack, or fail to invest sufficient resources in research and development regarding new threat vectors, our security testing products may fail to detect vulnerabilities in our customers’ software code. An actual or perceived failure to identify security flaws may harm the perceived reliability of our security testing products and could result in a loss of customers, sales, or an increased cost to remedy a problem. Furthermore, our acquisitions of Coverity and Codenomicon may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own information technology infrastructure.
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
In December 2014, we entered into an accelerated share repurchase agreement (the 2015 ASR) to repurchase an aggregate of $180.0 million of our common stock. Pursuant to the 2015 ASR, we made a prepayment of $180.0 million and received an initial share delivery of shares valued at $144.0 million with an average purchase price of $43.77 per share. The remaining balance of $36.0 million was included within stockholders' equity as a forward instrument that met the criteria in the FASB authoritative guidance for equity treatment. The forward instrument was settled during the third quarter of fiscal 2015. In all, the average purchase price for the 2015 ASR was $45.37 per share, and the total shares purchased were approximately 4.0 million.
The table below sets forth information regarding repurchases of Synopsys' common stock by Synopsys during the three months ended July 31, 2015:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
May 3, 2015 through June 6, 2015	677,813	$45.3659	677,813	$200,252,833
Month #2
June 7, 2015 through July 4, 2015	—	$—	—	$200,252,833
Month #3
July 5, 2015 through August 1, 2015	—	$—	—	$200,252,833
Total	677,813	$45.3659	677,813	$200,252,833

(1)	As of July 31, 2015, $200.3 million remained available for future repurchases under the program.
See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.15	Amended and Restated Credit Agreement, dated May 19, 2015, among Synopsys as Borrower; the several Lenders from time to time parties thereto; Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents; HSBC Bank USA, N.A., U.S. Bank, N.A., and MUFG Union Bank, N.A., as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	000-19807	10.15	5/20/2015
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: August 24, 2015	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.15	Amended and Restated Credit Agreement, dated May 19, 2015, among Synopsys as Borrower; the several Lenders from time to time parties thereto; Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents; HSBC Bank USA, N.A., U.S. Bank, N.A., and MUFG Union Bank, N.A., as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	000-19807	10.15	5/20/2015
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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