Form 10-K
period 2015-10-31
SYNOPSYS INC
filed 2015-12-14
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-19807

SYNOPSYS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1546236
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
690 East Middlefield Road, Mountain View, California 94043
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.0 billion. Aggregate market value excludes an aggregate of approximately 56.9 million shares of common stock held by the registrant’s executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On December 10, 2015, 151,452,864 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, scheduled to be held on March 29, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal year ended October 31, 2015

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this Form 10-K or Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project” or “continue” and the negatives of such terms are intended to identify forward-looking statements. This Form 10-K includes, among others, forward-looking statements regarding our expectations about:

•	our business, product and platform strategies;

•	our business outlook;

•	the continuation of current industry trends towards customer and vendor consolidation, and the impact of such consolidation;

•	prior and future acquisitions, including the expected benefits of completed acquisitions;

•	the impact of macroeconomic conditions on our business and our customers’ businesses;

•	demand for our products and our customers’ products;

•	customer license renewals;

•	the completion of development of our unfinished products, or further development or integration of our existing products;

•	technological trends in integrated circuit design;

•	our ability to successfully compete in the electronic design automation industry;

•	our license mix, our business model, and variability in our revenue;

•	litigation;

•	our ability to protect our intellectual property rights;

•	the potential impact of the unauthorized third-party access to our customer-facing license and product delivery system that began in July 2015;

•	our cash, cash equivalents and cash generated from operations;

•	our available-for-sale securities; and

•	our future liquidity requirements.
These statements involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Accordingly, we caution readers not to place undue reliance on these statements. Such risks and uncertainties include, among others, those listed in Part I, Item 1A, Risk Factors of this Form 10-K. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys, Inc. or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2015, 2014, and 2013 were 52-week years ending on October 31, 2015, November 1, 2014, and November 2, 2013, respectively.
For presentation purposes, this Form 10-K refers to the closest calendar month end.

PART I

Item 1. Business
Company Overview
Synopsys, Inc. provides software, intellectual property, and services used by designers along the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the quality and security of their applications. We are a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits, also known as chips. We also offer intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, which are sold primarily to semiconductor and electronics companies, we provide technical services to support our solutions and help our customers develop chips and electronic systems. We are also a leading provider of software tools that developers use to improve the quality and security of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
Corporate Information
We incorporated in 1986 in North Carolina and reincorporated in Delaware in 1987. Our headquarters are located at 690 East Middlefield Road, Mountain View, California 94043, and our telephone number there is (650) 584-5000. We have approximately 110 offices worldwide.
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
Background—From Silicon to Software
Recent years have seen a remarkable proliferation of consumer and wireless electronic products, particularly mobile devices. The growth of the Internet and cloud computing has provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, and appliances and other consumer products is creating a connected landscape of “smart” devices. Many thousands of software applications–“apps”–have been developed to expand the possibilities of these connected devices.
These developments have been fueled by innovation in the semiconductor and software industries. It is common for a single chip to combine many components (processor, communications, memory, custom logic, input/output) and embedded software into a single System-on-Chip (SoC), necessitating highly complex chip designs. The most complex chips today contain more than a billion transistors, the basic building blocks for integrated circuits, each of which may have features that are less than 1/1,000th the diameter of a human hair. At such small dimensions, the wavelength of light itself can become an obstacle to production, proving too big to create such dense features and requiring creative and complicated new approaches from designers. Designers have turned to new manufacturing techniques, such as multiple-patterning lithography and FinFET transistors, which in turn have introduced new challenges in design and production.
In addition to this increasing complexity, due to the popularity of mobile devices and other electronic products, there is increasing demand for integrated circuits and systems with greater functionality and performance, reduced size, and less power consumption. The designers of these products–our customers–are facing intense pressure to deliver innovative products at ever shorter times-to-market, as well as at lower prices. In other words, innovation in chip and system design often hinges on “better,” “sooner,” and “cheaper.”
A similar dynamic is at work in the software industry, where the pace of innovation often requires developers–our customers–to deliver high-quality software, which can include millions of lines of code, in increasingly frequent release cycles. Bugs, defects, and security vulnerabilities in code can be difficult to detect and expensive to fix. But at a time when software is prevalent in many industries and an increasing array of smart devices, it can be crucial to do so.

Our Role
Synopsys’ products support innovators in these industries, from silicon to software, helping them to meet their design and time-to-market challenges. We provide software tools, IP, hardware systems and other technologies that designers use to create chips and systems. We also provide software tools that software developers use to detect critical flaws in their code.
The task of the chip and system designer is to determine how best to locate and connect the building blocks of chips, verifying that the resulting design behaves as intended and ensuring that the design can be manufactured efficiently and cost-effectively. This task is a complicated, multi-step process that is both expensive and time-consuming. We offer a wide range of products that help designers at different steps in the overall design process, both for the design of individual integrated circuits and for the design of larger systems. Our products can increase designer productivity and efficiency by automating tasks, keeping track of large amounts of design data, adding intelligence to the design process, facilitating reuse of past designs and reducing errors. Our IP products offer proven, high-quality pre-configured circuits that are ready-to-use in a chip design, saving customers time and enabling them to direct resources to features that differentiate their products. Our global service and support engineers also provide expert technical support and design assistance to our customers.
The task of the software developer is to write code that not only accomplishes the developer's goal as efficiently as possible but also runs securely and free of errors. We offer products that can help developers write better, more secure code by analyzing their code for quality defects and security vulnerabilities, adding intelligence and automation to the software testing process, and helping to eliminate quality and security defects in a systematic manner. To the extent developers make use of third-party components in their code, our products can help developers better manage its composition and security. Our products can enable software developers to catch flaws earlier in the development cycle, when they can be less costly to fix.
Products and Services
Revenue from our products and services is categorized into four groups:

•	Core EDA, which includes our digital and custom integrated circuit (IC) design software, our verification products, and our field-programmable gate array (FPGA) design software;

•
IP, Systems and Software Integrity (previously referred to as IP and Software Solutions), which includes our DesignWare® IP portfolio, our system-level design products, and our software quality and security testing solutions;

•	Manufacturing Solutions; and

•	Professional Services and Other.
Core EDA
The process of designing integrated circuits contains many complex steps: architecture definition, register transfer level (RTL) design, functional/RTL verification, logic design or synthesis, gate-level verification, floorplanning, and place and route, to name just a few. Designers use our Core EDA products to automate the integrated circuit design process and to reduce errors. We offer a large number of Core EDA products intended to address the process comprehensively. Our Core EDA products generally fall into the following categories:

•	Digital and Custom IC Design, which includes software tools to design an integrated circuit;

•	Verification, which includes technology to verify that an integrated circuit design behaves as intended; and

•	FPGA Design, which includes software tools to design FPGAs, a complex, configurable form of integrated circuit.
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

Our principal design products, available as part of the Galaxy Design Platform or as individual point tools, are our IC Compiler™ and IC Compiler II physical design solutions, Design Compiler® logic synthesis product, Galaxy Custom Designer® and Laker® Layout custom design solutions, PrimeTime® timing analysis products, StarRC™ product for extraction, and IC Validator tool for physical verification.
Verification
Our Verification Continuum™ platform is built from our industry-leading and fastest verification technologies, providing virtual prototyping, static and formal verification, simulation, emulation, FPGA-based prototyping, and debug in a unified environment with verification IP and planning and coverage technology. By providing a consistent model and debug environment across a designer’s flow of verification tasks and enabling seamless transitions between simulation, emulation, and prototyping, the platform helps our customers accelerate software development and time-to-market for their advanced SoCs.
The individual products included in Verification Continuum span both our Core EDA and IP, Systems and Software Integrity categories. The solutions reported in Core EDA revenue include the following:

•
Our Verification Compiler™ solution, which is a complete portfolio of integrated, next-generation verification technologies that include advanced debug (our Verdi® solution), simulation (our VCS® comprehensive RTL verification technology), static and formal verification technology, verification IP, and planning and coverage technology. In addition to their inclusion in our Verification Compiler solution, these verification technologies also continue to be sold as individual point tools.

•
Our ZeBu® emulation systems, which use high-performance hardware to emulate SoC designs so that designers can accelerate verification of large complex SoCs and perform earlier verification of the SoC together with software.

•
Our other principal individual verification solutions, including CustomSim™ FastSPICE and FineSim® SPICE/FastSPICE circuit simulation and analysis products, HSPICE® circuit simulator, Spyglass® static verification products (acquired as part of our acquisition of Atrenta Inc. in fiscal 2015), and CustomExplorer™ Ultra mixed-signal regression and analysis environment.

The virtual prototyping and FPGA-based prototyping solutions that are part of our Verification Continuum platform are included in our IP, Systems and Software Integrity category.
FPGA Design
FPGAs are complex chips that can be customized or programmed to perform a specific function after they are manufactured. For FPGA design, we offer Synplify® Pro and Premier implementation and Identify® debug software tools.
IP, Systems and Software Integrity
IP Products
As more functionality converges into a single device or even a single chip, and chip designs grow more complex, the number of third-party IP blocks incorporated into designs is rapidly increasing. Synopsys is a leading provider of high-quality, silicon-proven IP solutions for SoCs. Our broad DesignWare® IP portfolio includes:

•	high-quality solutions for widely used wired and wireless interfaces such as USB, PCI Express, DDR, Ethernet, SATA, MIPI, HDMI, and Bluetooth Smart;

•	logic libraries and embedded memories, including SRAMs and non-volatile memory;

•	configurable processor cores and application-specific instruction-set processors (ASIPs) for embedded and deeply embedded designs;

•	IP subsystems for audio and sensor functionality that combine IP blocks and software into an integrated, pre-verified solution;

•
security IP, which includes cryptographic cores, security protocol accelerators and co-processors, embedded security IP modules, secure boot and cryptography middleware, and content protection IP for integration into SoCs;

•	analog IP for analog-to-digital data conversion and audio; and

•	SoC infrastructure IP including minPower datapath components, ARM® AMBA® interconnect fabric and peripherals, and verification IP.

Our IP Accelerated initiative augments our established, broad portfolio of silicon-proven DesignWare IP with DesignWare IP Prototyping Kits, DesignWare IP Virtual Development Kits, and customized IP subsystems to accelerate prototyping, software development, and integration of IP into SoCs.
We also offer IP portfolios for applications in specific market segments such as mobile, cloud computing, Internet of Things, digital home, digital office, and automotive that combine our DesignWare IP offerings, optimized for market requirements, with software development tools to help designers more rapidly develop SoCs and systems in these areas.
System-Level Solutions
Optimizing the system-level design earlier in the development cycle, including both hardware and software components, is increasingly important for customers to meet their performance, time-to-market, and development cost goals. Our Platform Architect™ software enables early and rapid exploration of SoC architectural trade-offs. To speed the creation, implementation and verification of differentiated IP blocks, we offer SPW™ and System Studio™ tools for algorithm design, Processor Designer™ software for custom processor design, ASIP Designer software for the design of application-specific instruction-set processors, and Synphony Model™ and C Compilers for high-level synthesis. Our Saber™ platform models and simulates the behavior of power electronic and mechatronic systems.
Escalating software content and complexity in today’s electronic devices are driving the adoption of new tools and methods to accelerate software development and ease hardware-software integration and system validation. Our system-level portfolio includes prototyping technologies that can improve the productivity of both hardware and software development teams. These prototyping technologies are also an important component of our Verification Continuum platform. They include the following:

•
Our Virtualizer™ tool and broad portfolio of transaction-level models enable the creation of virtual prototypes, fully functional software models of complete systems that enable engineers to start software development up to 12 months earlier than traditional methods.

•	Our HAPS® FPGA-based prototyping systems integrate high-performance hardware and software tools with real-world interfaces to enable faster hardware-software integration and full system validation.

•	Our hybrid prototyping solution combines both approaches to prototyping, integrating Virtualizer virtual prototyping with HAPS FPGA-based prototyping.
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
Software Integrity Products
Our Software Integrity platform includes software quality and security testing tools that help software developers reduce the risk of errors and security defects in their code before it is released. We first began offering software integrity products in fiscal 2014 with our acquisition of Coverity, Inc. Our Coverity® products include our Code Advisor solution, composed of our Quality Advisor™ and Security Advisor™ software tools, which analyze software code to find crash-causing bugs, incorrect program behavior, memory leaks and other performance-degrading flaws, security vulnerabilities, violations of security best practices, and other critical code issues, many of which may be difficult to detect by other means.
We continued to expand our software integrity offerings with our acquisitions of Codenomicon OY and the Seeker® interactive application security testing solution from Quotium Technologies SA in fiscal 2015 and our acquisition of Protecode Inc. after the end of fiscal 2015. Our Codenomicon products include the Defensics® security testing platform, which tests for security vulnerabilities in software code, particularly network protocols and file formats, by systematically sending invalid or unexpected inputs to the system under test, sometimes referred to as “fuzz testing.” Our Codenomicon AppCheck™ software tool scans binary code to identify incorporated third-party code and any known security vulnerabilities of such code, while our Protecode technology scans for the use of open source code and helps manage the associated license and security risks. Our AbuseSA™ platform aggregates, contextualizes, and visualizes security threat data from a variety of sources.

Manufacturing Solutions
Our Manufacturing Solutions software products and technologies enable semiconductor manufacturers to more quickly develop new fabrication processes that produce production-level yields. These products are used in the early research and development phase and the production phase. In the production phase, manufacturers use these products to convert IC design layouts into the masks used to manufacture the devices.
Our Manufacturing Solutions include Sentaurus™ Technology-CAD (TCAD) device and process simulation products, Proteus™ mask synthesis tools, CATS® mask data preparation product, and Yield Explorer® and Odyssey/Yield Manager® Yield Management solutions.
Professional Services and Other
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
Software maintenance services include minor product enhancements, bug fixes and access to our technical support center for primary support. Software maintenance for our EDA and IP products also includes access to the SolvNet® portal, our web-based support solution that gives customers access to Synopsys’ complete design knowledge database. Updated daily, the SolvNet portal includes documentation, design tips and answers to user questions. Customers can also engage, for additional charges, our worldwide network of applications consultants for additional support needs.
In addition, Synopsys offers training workshops designed to increase customer design proficiency and productivity with our products. Workshops cover our EDA products and methodologies used in our design and verification flows, as well as specialized modules addressing system design, logic design, physical design, simulation and test. We offer regularly scheduled public and private courses in a variety of locations worldwide, as well as Virtual Classroom on-demand and live online training.
Product Warranties
We generally warrant our products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for our software products and for up to 6 months for our hardware products. In many cases, we also provide our customers with limited indemnification with respect to claims that their use of our software products infringes on United States patents, copyrights, trademarks or trade secrets. We have not experienced material warranty or indemnity claims to date.
Support for Industry Standards
We actively create and support standards that help our EDA and IP customers increase productivity, facilitate efficient design flows, improve interoperability of tools from different vendors, and ensure connectivity, functionality and interoperability of IP building blocks. Standards in the electronic design industry can be established by formal accredited organizations, industry consortia, company licensing made available to all, de facto usage, or through open source licensing.
Synopsys’ EDA products support more than 35 standards, including the most commonly used hardware description languages: SystemVerilog, Verilog, VHDL, and SystemC. Our products utilize numerous industry standard data formats, application programming interfaces, and databases for the exchange of design data among our tools, other EDA vendors’ products, and applications that customers develop internally. We also comply with a wide range of industry standards within our IP product family to ensure usability and interconnectivity.
Our software integrity products support several existing and emerging industry standards for software coding and security, such as the MISRA coding standards for the automotive industry. In addition, our products support multiple major programming languages, including Objective C, Javascript and security vulnerability coverage for C#, and are compatible with numerous common industry language compilers, development environments, and data and file formats.
Sales, Distribution and Backlog
Our EDA and IP customers are primarily semiconductor and electronics systems companies. The customers for our software integrity products include many of these companies as well as companies in a wider array of industries, including financial services, energy, and industrials. We market our products and services principally through direct sales in the United States and principal foreign markets. We typically distribute our software products and documentation to customers electronically, but provide physical media (e.g., DVD-ROMs) when requested by the customer.
We maintain sales/support centers throughout the United States. Outside the United States, we maintain sales, support or service offices in Canada, multiple countries in Europe, Israel, Japan, China, Korea, Taiwan and other countries in Asia. Our international headquarters are located in Dublin, Ireland. Our offices are further described under Part I, Item 2, Properties.
In fiscal 2015, 2014 and 2013, an aggregate of 49%, 50% and 52%, respectively, of Synopsys’ total revenue was derived from sales outside of the United States. Geographic revenue, which is based on where individual "seats" or licenses to our products are located, is shown below as a percentage of total revenue for the last three fiscal years.

Revenue by Region
Fiscal 2015
Fiscal 2014
Fiscal 2013
10%
13%
26%
51%
12%
13%
25%
50%
13%
14%
25%
48%
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
Our backlog was approximately $3.6 billion on October 31, 2015, an increase from backlog of $3.5 billion on October 31, 2014, which resulted primarily from business growth, and to a lesser extent, acquisitions. Backlog represents committed orders that are expected to be recognized as revenue over the following three years. We currently expect that $1.7 billion of our backlog will be recognized after fiscal 2016. Backlog may not be a reliable predictor of our future sales as business conditions may change and technologies may evolve, and customers may seek to renegotiate their arrangements or may default on their payment obligations. For this and other reasons, we may not be able to recognize expected revenue from backlog when anticipated.
Revenue attributable to each of our four product categories is shown below as a percentage of total revenue for the last three fiscal years.
*Our IP, Systems and Software Integrity category was referred to as IP and Software Solutions in fiscal 2014 and IP and System-Level Solutions in fiscal 2013.
Aggregate revenue derived from Intel Corporation and its subsidiaries through multiple agreements accounted for 12.8%, 10.5% and 11.3% of our total revenue in fiscal 2015, 2014 and 2013, respectively. No other customer accounted for more than 10% of our revenue during such periods.
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
Generally, we provide our customers the right to “re-mix” a portion of the software they initially licensed for other specified Synopsys products. For example, a customer may use our front-end design products for a portion of the license term and then exchange such products for back-end place and route software for the remainder of the term in order to complete the customer’s IC design. This practice helps assure the customer’s access to the complete design flow needed to design its product. The ability to offer this right to customers gives us an advantage over competitors who offer a narrower range of products because customers can obtain more of their design flow from a single vendor. At the same time, because in such cases the customer need not obtain a new license and pay an additional license fee for the use of the additional products, the use of these arrangements could result in reduced revenue compared to licensing the individual products separately without re-mix rights.
We currently offer our software products under various license types: renewable TSLs, term licenses and perpetual licenses. For a full discussion of these licenses, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates and Results of Operations—Revenue Background.

We typically license our DesignWare Core intellectual property products under nonexclusive license agreements that provide usage rights for specific applications. Fees under these licenses are typically charged on a per design basis plus, in some cases, royalties. Royalty arrangements are not material to our total revenue.
Our hardware products, which principally consist of our prototyping and emulation systems, are either sold or leased to our customers. Hardware revenue is not material to our total revenue.
Finally, our Global Technical Services team typically provides design consulting services to our customers under consulting agreements with statements of work specific to each project.
Research and Development
Our future performance depends in large part on our ability to further enhance and extend our design and verification platforms and to expand our IP, system-level, software integrity and manufacturing product offerings. Research and development of existing and new products is primarily conducted within each product group. We also use targeted acquisitions to augment our own research and development efforts.
Our research and development expenses were $776.2 million, $718.8 million and $669.2 million in fiscal 2015, 2014 and 2013, respectively. Our capitalized software development costs were approximately $3.7 million, $3.6 million and $3.6 million in fiscal 2015, 2014 and 2013, respectively.
Competition
The EDA industry is highly competitive. We compete against other EDA vendors and against our customers’ own design tools and internal design capabilities. In general, we compete principally on technology leadership, product quality and features (including ease-of-use), license terms, price and payment terms, post-contract customer support, and interoperability with our own and other vendors’ products. No one factor drives an EDA customer’s buying decision, and we compete on all fronts to capture a higher portion of our customers’ budgets. Our competitors include EDA vendors that offer varying ranges of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation. We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers’ internally developed design tools and capabilities.
In the area of IP products, we compete against numerous other IP providers, including Cadence Design Systems, Inc., and our customers' internally developed IP, and we generally compete on the basis of product quality and features, ease of integration with customer designs, compatibility with design tools, license terms, price and payment terms, and customer support. In the area of software integrity products, the market is still developing, and we compete with numerous tool providers, some of which focus on specific aspects of software security or quality analysis, as well as frequent new entrants, which include start-up companies as well as more established software companies.
Proprietary Rights
Synopsys primarily relies upon a combination of copyright, patent, trademark and trade secret laws and license and nondisclosure agreements to establish and protect its proprietary rights. We have a diversified portfolio of more than 2,500 United States and foreign patents issued, and we will continue to pursue additional patents in the future. Our issued patents have expiration dates through 2034. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. While protecting our proprietary technology is important to our success, our business as a whole is not significantly dependent upon any single patent, copyright, trademark or license.
In many cases, under our customer agreements and other license agreements, we offer to indemnify our customers if the licensed products infringe on a third party’s intellectual property rights. As a result, we may from time to time need to defend claims that our customers’ use of our products infringes on these third-party rights.
We license software and other intellectual property from third parties, including, in several instances, for inclusion in our products. Risks related to our use of third-party technology are described in Part I, Item 1A, Risk Factors.
Employees
As of October 31, 2015, Synopsys had 10,284 employees, of which 3,760 were based in the United States.

Executive Officers of the Registrant
The executive officers of Synopsys and their ages as of December 14, 2015 were as follows:

Name	Age	Position
Aart J. de Geus	61	Co-Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	66	Co-Chief Executive Officer and President
Trac Pham	46	Chief Financial Officer
Brian M. Beattie	62	Executive Vice President, Business Operations and Chief Administrative Officer
Joseph W. Logan	56	Executive Vice President, Worldwide Sales and Corporate Marketing
John F. Runkel, Jr.	60	General Counsel and Corporate Secretary
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
Trac Pham is our Chief Financial Officer. Mr. Pham joined Synopsys in November 2006 as Vice President, Financial Planning and Strategy. He became our Vice President, Corporate Finance, in August 2012, assuming additional responsibility for our tax and treasury functions, before being appointed Chief Financial Officer in December 2014. Mr. Pham holds a Bachelor of Arts in Economics from the University of California, Berkeley and an MPIA (Master of Pacific International Affairs) from the University of California, San Diego. He is an active status California CPA.
Brian M. Beattie is our Executive Vice President, Business Operations and Chief Administrative Officer. Prior to his promotion to that role in December 2014, Mr. Beattie had served as our Chief Financial Officer since January 2006. From October 1999 to January 2006, he was Executive Vice President of Finance and Administration and Chief Financial Officer of SupportSoft, Inc. From May 1998 to May 1999, he served as Vice President of Finance, Mergers and Acquisitions of Nortel Networks Corporation. From July 1996 to April 1998, Mr. Beattie served as Group Vice President of Meridian Solutions of Nortel Networks Corporation. Mr. Beattie served on the board of directors of Unwired Planet, Inc. from December 2010 until November 2012. Mr. Beattie holds a Bachelor of Commerce and an M.B.A. from Concordia University in Montreal.
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
John F. Runkel, Jr. has served as our General Counsel and Corporate Secretary since May 2014. From October 2008 to March 2013, he was Executive Vice President, General Counsel, and Corporate Secretary of Affymetrix, Inc. He served as Senior Vice President, General Counsel and Corporate Secretary of Intuitive Surgical, Inc. from 2006 to 2007. Mr. Runkel served in several roles at VISX, Inc. from 2001 to 2005, most recently as Senior Vice President of Business Development and General Counsel. Mr. Runkel was also a partner at the law firm of Sheppard, Mullin, Richter & Hampton LLP for 11 years. He holds a Bachelor of Arts and a Juris Doctorate from the University of California, Los Angeles.

There are no family relationships among any Synopsys executive officers or directors.

Item 1A. Risk Factors
A description of the risk factors associated with our business is set forth below. Investors should carefully consider these risks and uncertainties before investing in our common stock.
The growth of our business depends on the semiconductor and electronics industries.
The growth of the electronic design automation (EDA) industry as a whole, and our EDA and intellectual property (IP) product sales in particular, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of systems-on-chips and integrated circuits, and customers’ concerns about managing costs, have previously led and in the future could lead to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process or opting for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls. Additionally, as the EDA industry matures, consolidation may result in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
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
A number of business combinations, including mergers, asset acquisitions and strategic partnerships, among our customers in the semiconductor and electronics industries have occurred over the last several years, and more could occur in the future. Consolidation among our customers could lead to fewer customers or the loss of customers, increased customer bargaining power, or reduced customer spending on software and services. The loss of customers or reduced customer spending could adversely affect our business and financial condition. In addition, we and our competitors from time to time acquire businesses and technologies to complement and expand our respective product offerings. If any of our competitors consolidate or acquire businesses and technologies which we do not offer, they may be able to offer a larger technology portfolio, a larger support and service capability, or lower prices, which could negatively impact our business and operating results.
The continued uncertainty in the global economy, and its potential impact on the semiconductor and electronics industries in particular, may negatively affect our business, operating results and financial condition.
While the global economy has shown improvement, there are still uncertainties surrounding the strength of the recovery in many regions. Weakness in the global economy has adversely affected consumer confidence and the growth of the semiconductor industry in recent years, causing semiconductor companies to behave cautiously and focus on their costs, including their research and development budgets, which capture spending on EDA products and services. Further uncertainty caused by deteriorating global economic conditions could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Continuing caution by semiconductor companies could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn could adversely affect our business, operating results and financial condition.

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
Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions in the future, but we may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets, commercially unacceptable terms, or other risks, which could harm our operating results. Acquisitions are difficult, time-consuming, and pose a number of risks, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Difficulties entering into new markets in which we are not experienced or where competitors may have stronger positions;

•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	Difficulties in retaining and integrating key employees;

•	Substantial reductions of our cash resources and/or the incurrence of debt;

•	Failure to realize expected synergies or cost savings;

•	Difficulties in integrating or expanding sales, marketing and distribution functions and administrative systems, including information technology and human resources systems;

•	Dilution of our current stockholders through the issuance of common stock as part of the merger consideration;

•	Assumption of unknown liabilities, including tax and litigation, and the related expenses and diversion of resources;

•	Disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process;

•	Potential negative impact on our relationships with customers, distributors and business partners;

•	Exposure to new operational risks, regulations, and business customs to the extent acquired businesses are located in regions where we are not currently conducting business;

•	The need to implement controls, processes and policies appropriate for a public company at acquired companies that may have lacked such controls, processes and policies;

•	Negative impact on our earnings resulting from acquisition-related costs; and

•
Requirements imposed by government regulators in connection with their review of an acquisition, including required divestitures or restrictions on the conduct of our business or the acquired business.

If we do not manage the foregoing risks, the acquisitions that we complete may have an adverse effect on our business and financial condition.
For example, we have recently acquired several providers of software quality and security testing tools, including Coverity, Inc. and Codenomicon OY. This is a new, though adjacent, technology space for us. The customers for these tools are diverse and include industries with which we do not have experience. We may need to develop new sales and marketing strategies and meet new customer service requirements. We will need to accurately predict, prepare for, and promptly respond to technological developments in the field, such as identifying new security vulnerabilities in software code and ensuring support for a growing number of programming languages. At the same time, we will need to compete against new and unfamiliar competitors that may have more financial resources, industry experience, brand recognition, or established customer relationships than we do. To successfully develop our software quality and security offerings, we will need to skillfully balance our investment in the space with investment in our existing products, as well as attract and retain employees with expertise in these new fields. If we fail to do so, we may not realize the expected benefits of our acquisitions, and it may have a negative effect on our earnings and financial condition.
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
For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014 - Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)" - that supersedes nearly all existing U.S. GAAP revenue recognition guidance and will be effective for fiscal 2019. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.
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

•	Our ability to implement effective cost control measures;

•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;

•	Changes in the mix of our products sold, as increased sales of our products with lower gross margins, such as our hardware products, may reduce our overall margins;

•	Expenses related to our acquisition and integration of businesses and technology;

•	Changes to our effective tax rate;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products, which include a sole supplier for certain hardware components; and

•	General economic and political conditions that affect the semiconductor and electronics industries.
The timing of revenue recognition may also cause our revenue and earnings to fluctuate, due to factors that include:

•	Cancellations or changes in levels of license orders or the mix between upfront license revenue and time-based license revenue;

•	Delay of one or more orders for a particular period, particularly orders generating upfront license revenue;

•	Delay in the completion of professional services projects that require significant modification or customization and are accounted for using the percentage of completion method;

•	Delay in the completion and delivery of IP products in development that customers have paid for early access to;

•	Customer contract amendments or renewals that provide discounts or defer revenue to later periods;

•
The levels of our hardware revenues, which are recognized upfront and are primarily dependent upon our ability to provide the latest technology and meet customer requirements, and which may also impact our levels of excess and obsolete inventory expenses; and

•	Changes in our revenue recognition model.
These factors, or any other factors or risks discussed herein, could negatively impact our revenue or earnings and cause our stock price to decline. Additionally, our results may fail to meet or exceed the expectations of securities analysts and investors, or such analysts may change their recommendation regarding our stock, which could cause our stock price to decline. Our stock price has been, and may continue to be, volatile, which may make it harder for our stockholders to sell their shares at a time or a price that is favorable to them.
We operate in highly competitive industries, and if we do not continue to meet our customers’ demand for innovative technology at lower costs, our business and financial condition will be harmed.
We compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation. We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the integrated circuit (IC) design process, as well as vendors of IP products and system-level solutions. Moreover, our customers internally develop design tools and capabilities that compete with our products, including internal designs that compete with our IP products.
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. For example, a recent U.S. Tax Court ruling may change the way stock-based compensation costs are treated in cost sharing arrangements with subsidiaries, which if upheld, could affect our effective tax rate and cash flow. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If our expectations regarding reinvestment of such earnings changes, then our income tax expense would increase.

Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles. It is likely that some or all of these recommendations will be adopted by various countries in which we do business and may increase our taxes in these countries. In addition, the Republic of Ireland has changed its corporate residence rules and will require changes to our tax position by January 1, 2021. Changes to these and other areas in relation to international tax reform could increase uncertainty in the corporate tax area and may adversely affect our provision for income taxes. In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.
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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. In addition, we have expanded our non-U.S. operations significantly in the past several years. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:

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
For example, in October 2015, we discovered unauthorized third-party access, which had begun in July 2015, to our products and product license files hosted on our SolvNet customer license and product delivery system. We determined that no customer project or design data had been accessed. No personally identifiable information or payment card information is stored on the system. While we identified and closed the method used to gain access, and do not expect the incident to impact our financial results, it is possible our security measures may be circumvented again in the future, and such a breach could harm our business and reputation. The techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards, a breach may still occur. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.
Our software products may also be vulnerable to cyberattacks. An attack could disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information, and other destructive outcomes. As a result, our reputation could suffer, customers could stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
We recently began offering software quality and security testing solutions as a result of our acquisitions of Coverity and Codenomicon. If we fail to identify new and increasingly sophisticated methods of cyberattack, or fail to invest sufficient resources in research and development regarding new threat vectors, our security testing products may fail to detect vulnerabilities in our customers’ software code. An actual or perceived failure to identify security flaws may harm the perceived reliability of our security testing products and could result in a loss of customers, sales, or an increased cost to remedy a problem. Furthermore, our acquisitions of Coverity and Codenomicon may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own information technology infrastructure. Successful attacks could damage our reputation as a security-focused company.
Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.
As of October 31, 2015, approximately 83.9% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of October 31, 2015, we had outstanding debt of $45.0 million under our $150.0 million term loan facility and $160.0 million of outstanding debt under our $500.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
Software products frequently contain errors or defects, especially when first introduced, when new versions are released, or when integrated with technologies developed by acquired companies. Product errors could affect the performance or interoperability of our products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance or perception of our products. In addition, allegations of manufacturability issues resulting from use of our IP products could, even if untrue, adversely affect our reputation and our customers’ willingness to license IP products from us. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose customers, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business and operating results.
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

We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.
We license third-party software and other intellectual property for use in product research and development and, in several instances, for inclusion in our products. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to this third-party software and intellectual property on reasonable terms or at all, we may not be able to sell the affected products, our customers’ use of the products may be interrupted, or our product development process and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation.
The inclusion of third-party intellectual property in our products can also subject us and our customers to infringement claims. Although we seek to mitigate this risk contractually, we may not be able to sufficiently limit our potential liability. Regardless of outcome, infringement claims may require us to use significant resources and may divert management attention.
Some of our products and technology, including those we acquire, may include software licensed under open source licenses. Some open source licenses could require us, under certain circumstances, to make available or grant licenses to any modifications or derivative works we create based on the open source software. Although we have tools and processes to monitor and restrict our use of open source software, the risks associated with open source usage may not be eliminated and may, if not properly addressed, result in unanticipated obligations that harm our business.
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
We issue stock options and restricted stock units and maintain employee stock purchase plans as a key component of our overall compensation. We face pressure to limit the use of such equity-based compensation due to its dilutive effect on stockholders. If we are unable to grant attractive equity-based packages in the future, it could limit our ability to attract and retain key employees.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal offices are located in two adjacent buildings in Mountain View, California, which together provide approximately 341,000 square feet of available space. This space is leased through August 2030, and we have two options to extend the lease term, the first to extend the term by ten years, followed by a second option to extend by approximately nine additional years. We also lease approximately 238,000 square feet of space in three separate buildings in Sunnyvale, California, with lease expiration dates ranging from September 2019 to October 2019. We own one building in Sunnyvale, California with approximately 120,000 square feet of space. These buildings in Mountain View and Sunnyvale are used for research and development, sales and support, marketing, and administrative activities.
We currently lease 29 other offices throughout the United States, and own 2 office buildings in Oregon, one of which is leased to a tenant. These offices are used primarily for sales and support activities as well as research and development.
International Facilities
We lease additional space for sales, service and research and development activities in approximately 25 countries throughout the world, including 25,000 square feet in Dublin, Ireland for our international headquarters, as well as significant sites in Yerevan, Armenia, Bangalore, India and Shanghai, China. In addition, we own two buildings in Hsinchu, Taiwan with approximately 212,000 square feet of combined space.
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

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2015
High	$44.65	$47.96	$51.15	$52.30
Low	$41.16	$43.19	$46.62	$44.98
2014
High	$41.57	$41.10	$39.37	$41.75
Low	$35.72	$36.38	$36.84	$37.28
As of December 10, 2015, we had 330 stockholders of record. To date, we have paid no cash dividends on our capital stock and have no current intention to do so.

Performance Graph
The following graph compares the five-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the NASDAQ Composite Index. The graph assumes that $100 was invested in Synopsys common stock on October 29, 2010 (the last trading day before the beginning of our fifth preceding fiscal year) and in each of the indexes on October 29, 2010 (the closest month end) and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*$100 invested on 10/29/10 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis. Stock calculated on fiscal year-end basis.

Copyright© 2015 S&P, a division of McGraw-Hill Financial. All rights reserved.
The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

Stock Repurchase Program
Our Board of Directors (Board) approved a stock repurchase program in 2002 pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board last replenished the stock repurchase program up to $500.0 million on September 1, 2015, as announced on the same date. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by our Chief Financial Officer or our Board. We repurchase shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2015, $500 million remained available for further repurchases under the program.
In August 2015, we entered into an accelerated share repurchase agreement (the August 2015 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the August 2015 ASR, we made a prepayment of $100.0 million and received an initial share delivery of shares valued at $80.0 million with an average purchase price of $46.94 per share. The remaining balance of $20.0 million is included within stockholders' equity during fiscal 2015 and was settled in the first quarter of fiscal 2016. The total shares purchased under the August 2015 ASR were approximately 2.1 million shares, at an average purchase price of $48.06 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended October 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs(1)
Month #1
August 2, 2015 through September 5, 2015	1,704,303	$46.9400	1,704,303	$500,000,000
Month #2
September 6, 2015 through October 3, 2015	—	$—	—	$500,000,000
Month #3
October 4, 2015 through October 31, 2015	—	$—	—	$500,000,000
Total	1,704,303	$46.9400	1,704,303	$500,000,000

(1)
Does not include $20.0 million equity forward contract related to the August 2015 ASR referenced above. As of October 31, 2015, $500 million remained available for future repurchases under the program.

See Note 9 of Notes to Consolidated Financial Statements for further information regarding our stock repurchase program including ASRs entered into in December 2015.

Item 6. Selected Financial Data

	Fiscal Year Ended October 31,(1)
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenue	$2,242,211	$2,057,472	$1,962,214	$1,756,017	$1,535,643
Income before provisions for income taxes	281,610	272,142	275,666	201,135	219,113
Provision (benefit) for income taxes(2)	55,676	13,018	27,866	18,733	(2,251)
Net income	225,934	259,124	247,800	182,402	221,364
Net income per share:
Basic	1.46	1.67	1.62	1.24	1.51
Diluted	1.43	1.64	1.58	1.21	1.47
Working capital	(14,552)	117,976	225,058	(111,983)	327,735
Total assets	5,045,739	4,775,499	4,358,935	4,147,656	3,368,844
Long-term debt	—	45,000	75,000	105,000	—
Stockholders’ equity	3,133,989	3,056,170	2,788,277	2,543,971	2,101,300

(1)
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2015, 2014, 2013, and 2011 were 52-week years ending on October 31, 2015, November 1, 2014, November 2, 2013, and October 29, 2011, respectively. Fiscal 2012 was a 53-week year ending on November 3, 2012.

(2)
Includes $6.3 million, $19.6 million, $1.1 million, $36.9 million, and $32.8 million in tax benefits from tax settlements received in fiscal years 2015, 2014, 2013, 2012, and 2011, respectively. See Note 11 of Notes to Consolidated Financial Statements.

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
Business Summary
Synopsys, Inc. provides software, intellectual property, and services used by designers along the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the quality and security of their applications. We are a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits, also known as chips. We also offer intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, which are sold primarily to semiconductor and electronics companies, we provide technical services to support our solutions and help our customers develop chips and electronic systems. We are also a leading provider of software tools that developers use to improve the quality and security of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help them overcome the challenge of developing increasingly advanced electronics products while reducing their design and manufacturing costs. While our products are an important part of our customers’ development process, our customers’ research and development budget and spending decisions may be affected by their business outlook and their willingness to invest in new and increasingly complex chip designs. In addition, a number of consolidations have taken place in the semiconductor industry recently. While we do not believe customer consolidations have had a material impact on our results, the future impact is uncertain. Please see the risk factor titled “Consolidation among our customers, as well as within the industries in which we operate, may negatively impact our operating results.” in Part I, Item 1A, Risk Factors for a discussion of potential risks.
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
Our growth strategy is based on building on our leadership in our EDA products, expanding and proliferating our IP offerings, and driving growth in the software quality and security market, which we entered with our acquisition of Coverity, Inc. We have continued to make investments in the software quality and security space with additional recent acquisitions, which we believe have expanded our total addressable market. As we continue to expand our product portfolio, for instance in IP products, and our total addressable market, we may experience increased variability in our revenue, though we generally expect time-based revenue to continue to represent approximately 90% of our total revenue. Overall, our business outlook remains solid based on our leading technology, customer relationships, business model, diligent expense management, and acquisition strategy. We believe that these factors will help us continue to successfully execute our strategies.
Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2015, 2014, and 2013 were 52-week years ending on October 31, 2015, November 1, 2014, and November 2, 2013, respectively.
For presentation purposes, this Form 10-K refers to the closest calendar month end.
Fiscal 2015 Financial Performance Summary
In fiscal 2015, compared to fiscal 2014, our financial performance reflects the following:

•	Total revenue of $2.2 billion, an increase of $184.7 million or 9%, reflecting organic growth and several acquisitions,

•	Total cost of revenue and operating expenses of $2.0 billion, an increase of $167.0 million or 9%, primarily due to our operational growth and acquisitions resulting in higher employee-related costs,

•	Higher operating income of $266.5 million, an increase of $17.7 million or 7%, and

•
Higher provision for income taxes of $55.7 million, an increase of $42.7 million or 328%, primarily due to the integration of acquired technologies during fiscal 2015 and higher tax settlements in fiscal 2014, resulting in lower net income.

We continued to derive more than 90% of our revenue from time-based revenue in fiscal 2015.
New Accounting Pronouncements
See Note 14 of the Notes to Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial results under Results of Operations below are based on our audited results of operations, which we have prepared in accordance with U.S. GAAP. In preparing these financial statements, we make assumptions, judgments and estimates that can affect the reported amounts of assets, liabilities, revenues and expenses and net income. On an ongoing basis, we evaluate our estimates based on historical experience and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates. For further information on our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

The accounting policies that most frequently require us to make assumptions, judgments and estimates, and therefore are critical to understanding our results of operations, are:

•	Revenue recognition;

•	Valuation of business combinations;

•	Valuation of intangible assets; and

•	Income taxes.
Revenue Recognition
We generate our revenue from the sale of our software licenses, maintenance and professional services, and to a small extent, hardware products. Software license revenue consists of fees associated with the licensing of our software. Maintenance and professional service revenue consists of maintenance fees associated with perpetual and term licenses and professional services fees. Hardware revenue consists of sales of FPGA-based emulation and prototyping products.
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
Hardware revenue consists of sales of FPGA-based emulation and prototyping products. We recognize revenue from sales of hardware products in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these sales is reported as “upfront license revenue” in the consolidated statements of operations and is not material to our total revenue.
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
We make judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectability of the full license or service fee is probable. All four of these criteria must be met in order for us to recognize revenue with respect to a particular arrangement. We apply these revenue recognition criteria as follows:

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

Valuation of Business Combinations:
We are required to allocate the purchase price to tangible assets, liabilities and contingencies assumed, and intangible assets acquired in a business combination. Any residual purchase price is recorded as goodwill.  The allocation of the purchase price requires management to make estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets which are amortized over various estimated useful lives. Our estimates may include, but are not limited to, future cash flows of an acquired business, the appropriate discounted rate, and the cost savings expected to be derived from an acquisition. These estimates are inherently difficult, subjective and unpredictable, and if different estimates were used, the purchase price allocation to the acquired assets and liabilities could be different. In addition, we make judgments and estimates when we assign useful lives to intangible assets identified as part of our acquisitions. These estimates are also inherently uncertain and if we used different estimates, the useful life over which we amortize intangible assets would be different. Therefore, our assessment of the estimated fair value of each of these assets and liabilities can have a material effect on our Consolidated Financial Statements.
Valuation of Intangible Assets
We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer relationships, trademarks and trade names, covenants not to compete, capitalized software development, and in-process research and development. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2015, 2014 or 2013.
Income Taxes
Our estimates and assumptions made in our tax provisions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved.
We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse, and for tax loss and credit carryovers. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $272.0 million that are recorded on our balance sheet as of October 31, 2015 will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset valuation allowance as a charge to earnings in the period such determination is made.
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
Results of Operations
Revenue Background
We generate our revenue from the sale of software licenses, maintenance and professional services, and to a small extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times.

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted average license term of the TSLs and term licenses we entered into in fiscal 2015, 2014, and 2013 was 2.7 years, 2.9 years and 3.6 years, respectively.

•	Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development.

•	Revenue on hardware product orders is generally recognized in full at the time the product is shipped.

•	Contingent revenue is recognized if and when the applicable event occurs.

•	Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year).

•	Revenue on professional services orders is generally recognized after services are performed and accepted by the customer.
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

Our license revenue is sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL delivered on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the 12 succeeding quarters. Conversely, a $120,000 order for perpetual and term licenses with greater than 75% of the license fee due within one year from shipment typically generates $120,000 in revenue in the quarter the product is delivered, but no future revenue. Additionally, revenue in a particular quarter may also be impacted by perpetual and term licenses in which less than 75% of the license fees and 100% of the maintenance fees are payable within one year from shipment as the related revenue will be recognized as revenue in the period when customer payments become due and payable.
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
Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2015	2014	2013	2014 to 2015		2013 to 2014
(dollars in millions)
$2,242.2	$2,057.5	$1,962.2	$184.7	9%	$95.3	5%
The overall growth of our business has been the primary driver of the increase in our revenue. Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our revenue due to factors such as the timing of IP consulting projects and royalties and certain contracts where revenue is recognized when customer installment payments are due, as well as volatility in hardware sales.
The sequential increase in total revenue from fiscal 2013 through fiscal 2015 was due to our overall organic growth and revenues from acquired companies. The increases were primarily in time-based license revenue and hardware sales.
Time-Based License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
	$1,792.2	$1,699.1	$1,599.5	$93.1	5%	$99.6	6%
Percentage of total revenue	80%	83%	82%
The increase in time-based license revenue for fiscal 2015 compared to fiscal 2014, and for fiscal 2014 compared to fiscal 2013, was primarily attributable to an increase in TSL license revenue due to our overall growth, including contributions of revenue from acquired companies.
Upfront License Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
	$197.3	$135.8	$132.0	$61.5	45%	$3.8	3%
Percentage of total revenue	9%	7%	7%
Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront license revenue for fiscal 2015 compared to fiscal 2014 was primarily attributable to an increase in the sale of hardware products.

Upfront license revenue for fiscal 2014 compared to fiscal 2013 was relatively flat with a slight increase in the sale of perpetual licenses to IP, Systems and Software Integrity products.
As our sales of hardware products grow, upfront license revenue may increase as a percentage of total revenue, but we expect it to remain consistent with our business model in which approximately 90% of our total revenue consists of time-based revenue.
Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
Maintenance revenue	$70.1	$74.3	$79.2	$(4.2)	(6)%	$(4.9)	(6)%
Professional service and other revenue	182.6	148.3	151.5	$34.3	23%	$(3.2)	(2)%
Total	$252.7	$222.6	$230.7	$30.1	14%	$(8.1)	(4)%
Percentage of total revenue	11%	11%	12%
Changes in maintenance revenue are generally attributable to the timing of contract renewals and the type of contracts that bundle maintenance.
The decrease in maintenance revenue for fiscal 2015 compared to fiscal 2014, and in fiscal 2014 compared to fiscal 2013, was primarily due to the timing of contract renewals and the type of contracts that bundle maintenance.
The increase in professional services and other revenue for fiscal 2015 compared to fiscal 2014 was primarily due to the increase in, and timing of, IP customization projects that are accounted for using the percentage of completion method.
The decrease in professional services and other revenue for fiscal 2014 compared to fiscal 2013 was primarily due to the timing of IP customization projects that are accounted for using the percentage of completion method.
Cost of Revenue and Operating Expenses

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
Cost of revenue	$518.9	$456.9	$453.6	$62.0	14%	$3.3	1%
Operating expenses	1,456.8	1,351.9	1,262.2	$104.9	8%	$89.7	7%
Total	$1,975.7	$1,808.8	$1,715.8	$166.9	9%	$93.0	5%
Total expenses as a percentage of total revenue	88%	88%	87%
Our expenses are generally impacted by changes in personnel-related costs including salaries, benefits, stock compensation and variable compensation; changes in amortization; and changes in selling and marketing expenses. The increase in our expenses compared to prior fiscal years was primarily due to an increase in personnel-related costs, driven by increased headcount from our organic growth and acquisitions, and related fixed charges including facilities; amortization of intangible assets; and depreciation. We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and expenses included in the allocation pool.
Foreign currency fluctuations, net of hedging, did not have a significant impact on expenses during fiscal 2015 as compared to fiscal 2014, or fiscal 2014 as compared to fiscal 2013. See Note 5 of Notes to Consolidated Financial Statements for details on our foreign exchange hedging programs.

Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
Cost of license revenue	$303.6	$268.4	$268.9	$35.2	13%	$(0.5)	—%
Cost of maintenance and service revenue	105.3	87.2	80.4	$18.1	21%	$6.8	8%
Amortization of intangible assets	110.0	101.3	104.3	$8.7	9%	$(3.0)	(3)%
Total	$518.9	$456.9	$453.6	$62.0	14%	$3.3	1%
Percentage of total revenue	23%	22%	23%
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
Cost of maintenance and service revenue. Cost of maintenance and service revenue includes operating costs related to maintaining the infrastructure necessary to operate our services and costs to deliver our consulting services, such as hotline and on-site support, production services and documentation of maintenance updates.
Amortization of intangible assets. Amortization of intangible assets, which is recorded to cost of revenue and operating expenses, includes the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete related to acquisitions and certain contract rights related to acquisitions.
The increase of cost of revenue for fiscal 2015 compared to fiscal 2014 was primarily due to increases of $19.8 million in product costs due to increased sales, $16.8 million in costs related to our professional services revenue, $11.4 million in personnel-related costs driven by higher headcount, including those from acquisitions, $8.7 million in amortization of intangible assets, and higher functionally allocated expenses of $2.6 million.
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
Changes in other cost of revenue categories for the above mentioned periods were not individually material.
Operating Expenses
Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
	$776.2	$718.8	$669.2	$57.4	8%	$49.6	7%
Percentage of total revenue	35%	35%	34%
The increase in research and development expense in fiscal 2015 compared to fiscal 2014 was primarily due to an increase of $39.6 million in personnel-related costs driven by headcount increases, including those from acquisitions, and functionally allocated expenses that were higher by $12.0 million.

The increase in research and development expense in fiscal 2014 compared to fiscal 2013 was primarily due to an increase of $36.5 million in personnel-related costs driven by headcount increases, including those from acquisitions, functionally allocated expenses that were higher by $12.2 million, and a $3.2 million increase in consultant and contractor costs.
Changes in other research and development expense categories for the above mentioned periods were not individually material.
Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
	$474.4	$453.1	$426.0	$21.3	5%	$27.1	6%
Percentage of total revenue	21%	22%	22%
Changes in commissions and other variable compensation are generally attributable to the volume of contracts and timing of shipments based on contract requirements.
The increase in sales and marketing expense for fiscal 2015 compared with fiscal 2014 was primarily due to an increase of $13.5 million in personnel-related costs driven by headcount increases, including those from acquisitions, $2.4 million in variable compensation due to higher shipments and higher functionally allocated expenses of $2.7 million.
The increase in sales and marketing expense for fiscal 2014 compared with fiscal 2013 was primarily due to an increase of $21.2 million in personnel-related costs driven by headcount increases, including those from acquisitions, an increase of $4.0 million in variable compensation due to higher shipments and higher functionally allocated expenses of $2.0 million.
Changes in other sales and marketing expense categories for the above mentioned periods were not individually material.
General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
	$165.1	$155.2	$143.8	$9.9	6%	$11.4	8%
Percentage of total revenue	7%	8%	7%
The increase in general and administrative expenses for fiscal 2015 compared with fiscal 2014 was primarily due to increases of $20.0 million in facilities and depreciation expenses including those from acquisitions, $3.9 million in personnel-related costs primarily due to higher headcount, and $5.2 million in acquisition-related professional services costs. The increases were partially offset by higher allocations of $20.5 million in expenses to other functions compared to the same period in fiscal 2014, due to increased spending in allocated costs, resulting from increased headcount.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
Included in cost of revenue	$110.0	$101.3	$104.3	$8.7	9%	$(3.0)	(3)%
Included in operating expenses	26.0	24.8	23.2	$1.2	5%	$1.6	7%
Total	$136.0	$126.1	$127.5	$9.9	8%	$(1.4)	(1)%
Percentage of total revenue	6%	6%	6%
Amortization of capitalized software development costs is not presented in the above table and is included in cost of license revenue in the consolidated statements of operations.
The increase in amortization of intangible assets for fiscal 2015 compared with fiscal 2014 was primarily due to the additions of acquired intangible assets, including from our fiscal 2015 acquisitions, which were partially offset by certain intangible assets being fully amortized.
Amortization of intangible assets was relatively flat for fiscal 2014 compared with fiscal 2013 as the full amortization of certain intangible assets was offset by additions of intangible assets in fiscal 2014.

Restructuring Charges
In November 2014, we initiated a restructuring program that included a voluntary retirement program (VRP) and a minimal headcount reduction program. The VRP was offered to certain eligible employees in the United States and enrollment for those employees was completed on November 21, 2014. As of October 31, 2015, the program has been completed, and no further charges are anticipated.
The following is a summary of our restructuring activities:

	Balance at Beginning of Period	Costs Incurred (Reduced)	Cash Payments	Balance at End of Period
	(in millions)
Fiscal 2015	$—	$15.1	$(15.1)	$—
See Note 2 of the Notes to Consolidated Financial Statements.
Other Income (Expense), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2015	2014	2013	2014 to 2015		2013 to 2014
	(dollars in millions)
Interest income	$2.8	$1.3	$1.9	$1.5	115%	$(0.6)	(32)%
Interest expense	(2.8)	(1.9)	(1.7)	(0.9)	47%	(0.2)	12%
Gain (loss) on assets related to executive deferred compensation plan	3.7	10.8	18.5	(7.1)	(66)%	(7.7)	(42)%
Foreign currency exchange gain (loss)	6.3	1.2	6.0	5.1	425%	(4.8)	(80)%
Other, net	5.1	12.0	4.5	(6.9)	(58)%	7.5	167%
Total	$15.1	$23.4	$29.2	$(8.3)	(35)%	$(5.8)	(20)%
The net decrease in other income (expense) in fiscal 2015 as compared to fiscal 2014 was primarily due to a gain from the sale of a non-marketable equity investment in fiscal 2014, and lower gains in the market value of our executive deferred compensation plan assets, which were partially offset by increased foreign currency exchange gains in the current year as a result of the strengthened U.S. dollar against the related foreign currencies.
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
Income Taxes
Our effective tax rate for fiscal 2015 included tax expense from the integration of acquired technologies of $33.0 million partially offset by tax benefits from the reinstatement of the U.S. federal research tax credit of approximately $12.4 million, a settlement with the Internal Revenue Service (IRS) of $4.0 million for fiscal 2014, and a settlement with the Taiwan tax authorities of $2.3 million (net tax benefit resulting from fiscal years 2012 and 2013). The reinstatement of the research tax credit resulted in an additional tax credit for ten months of fiscal 2014 as well as two months of fiscal 2015, which was recorded in fiscal 2015. Our effective tax rate for fiscal 2014 included tax benefits from a settlement with the IRS of $15.5 million (for fiscal years 2012 through 2013), from federal statute of limitations lapses of $6.7 million, and a settlement with the Taiwan tax authorities of $3.9 million (net tax benefit resulting from fiscal years 2009 and 2010 and application of settlements to other open fiscal years). Our effective tax rate for fiscal 2013 included tax benefits from the reinstatement of the U.S. federal research tax credit of approximately $19.0 million, reversal of deferred taxes resulting from the merger of a foreign affiliate of $6.8 million, and settlement with the IRS of certain issues related to fiscal 2012 of $1.1 million. The reinstatement of the research tax credit resulted in an additional tax credit for ten months of fiscal 2012 as well as a full year credit for fiscal 2013, compared to only two months of credit in fiscal 2014 as a result of the expiration of the credit on December 31, 2013. For further discussion of the provision for income taxes and settlements, see Note 11 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities. As of October 31, 2015, we held an aggregate of $155.5 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $809.4 million in our foreign subsidiaries. Funds held in our foreign subsidiaries are mostly generated from revenue outside North America. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries to the extent of indefinitely reinvested foreign earnings. However, in the event funds from foreign subsidiaries were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our balance sheet, cash flows, and other commitments on our liquidity and capital resources during fiscal 2015.
Cash and Cash Equivalents

	Year Ended October 31,		$ Change	% Change
	2015	2014
	(dollars in millions)
Cash and cash equivalents	$836.2	$985.8	$(149.6)	(15)%
Our cash decreased primarily due to cash used for stock repurchases under our accelerated stock repurchase agreements entered into in December 2014 (the December 2014 ASR) and August 2015 (the August 2015 ASR), debt repayments, and cash paid for acquisitions and intangible assets. The decrease was partially offset by funds generated from our operations and proceeds from our senior unsecured revolving credit facility.
Cash Flows

	Year Ended October 31,			$ Change	$ Change
	2015	2014	2013	2014 to 2015	2013 to 2014
	(dollars in millions)
Cash provided by operating activities	$495.2	$551.0	$496.7	$(55.8)	$54.3
Cash used in investing activities	(559.6)	(497.3)	(66.1)	(62.3)	(431.2)
Cash used in financing activities	(62.1)	(73.7)	(98.0)	11.6	24.3
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
Fiscal 2015 compared to fiscal 2014. The decrease in cash provided by operating activities was primarily driven by higher disbursements for operations, including vendors, which were partially offset by higher cash collections.
Fiscal 2014 compared to fiscal 2013. The increase in cash provided by operating activities was primarily driven by higher cash collections, which were partially offset by higher disbursements for operations, including vendors.
Cash Used in Investing Activities
Fiscal 2015 compared to fiscal 2014. The increase in cash used in investing activities was primarily driven by purchases of short-term investments, net of proceeds from the sales of our short-term investments, of $129.7 million, partially offset by a decrease in cash paid for acquisitions and intangible assets, net of cash acquired, of $54.5 million.
Fiscal 2014 compared to fiscal 2013. The increase in cash used in investing activities was primarily driven by cash paid for acquisitions and intangible assets, net of cash acquired, of $394.6 million

Cash Used in Financing Activities
Fiscal 2015 compared to fiscal 2014. The decrease in cash used in financing activities was primarily due to an increase of proceeds from our senior unsecured revolving credit facility of $260.0 million which was partially offset by an increase of $160.3 million for our stock repurchase activities and an increase of $99.5 million for repayment of debt.
Fiscal 2014 compared to fiscal 2013. The decrease in cash used in financing activities was primarily due to the acquisition of a non-controlling interest in SpringSoft, Inc. for $44.0 million in fiscal 2013 and a decrease of $25.3 million in purchases of treasury stock, partially offset by a decrease of $49.8 million in proceeds from issuances of common stock. We repaid our senior unsecured revolving credit facility balance of $200.0 million in the third quarter of fiscal 2014, which had been drawn down during the second quarter of fiscal 2014.
Accounts Receivable, net

Year Ended October 31,
2015	2014	$ Change	% Change
(dollars in millions)
$385.7	$326.7	$59.0	18%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 60 days at October 31, 2015 and 55 days at October 31, 2014. The increase in DSO is attributable to the growth in our business and timing of billings at the end of fiscal 2015.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	Year Ended October 31,
	2015	2014	$ Change	% Change
	(dollars in millions)
Current assets	$1,563.8	$1,504.7	$59.1	4%
Current liabilities	1,578.4	1,386.8	$191.6	14%
Working capital	$(14.6)	$117.9	$(132.5)	(112)%
Working capital at the end of fiscal 2015 was lower than at the end of fiscal 2014 primarily due to (1) a $174.7 million increase in short-term debt, (2) a $149.6 million decrease in cash and cash equivalents, and (3) a $40.0 million increase in deferred revenue due to timing. These changes in working capital were partially offset by (1) a $128.7 million increase in short-term investments, (2) a $59.0 million increase in accounts receivable due to the timing of our billings at the end of fiscal 2015, and (3) a $20.2 million increase in income taxes receivable and prepaid taxes.
Other
Our available-for-sale securities as of October 31, 2015 consisted of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of October 31, 2015, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During fiscal 2015, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
We proactively manage our cash, cash equivalents and short-term investments balances and closely monitor our capital and stock repurchase activities to ensure ample liquidity. Additionally, we believe the overall credit quality of our investment portfolio is strong, with our global excess cash, and our cash equivalents and fixed income portfolio, invested in banks and securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

We believe that our current cash and cash equivalents, short-term investments, cash generated from operations, and available credit under our Revolver (defined below) will satisfy our routine business requirements for at least the next 12 months and the foreseeable future.
Other Commitments
On February 17, 2012, we entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. We can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring us to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by us by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of October 31, 2015, we were in compliance with all financial covenants.
As of October 31, 2015, we had a $45.0 million outstanding balance under the Term Loan and a $160.0 million outstanding balance under the Revolver, all of which is considered short term. As of October 31, 2014, we had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million was classified as long-term, and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the amended and restated Credit Agreement. As of October 31, 2015, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based our leverage ratio on the daily amount of the revolving commitment.
Contractual Obligations
The following table summarizes our contractual obligations as of October 31, 2015:

	Total	Fiscal 2016	Fiscal 2017/ Fiscal 2018	Fiscal 2019/ Fiscal 2020	Thereafter	Other
	(in thousands)
Lease Obligations:
Capital Lease	$6	$6	$—	$—	$—	$—
Operating Leases(1)	366,641	52,266	88,674	60,970	164,731	—
Purchase Obligations(2)	128,003	123,799	4,169	35	—	—
Revolver(3)	160,000	160,000	—	—	—	—
Term Loan(3)	45,000	45,000	—	—	—	—
Other Long-Term Obligations(4)	3,115	675	1,350	1,090	—	—
Long term accrued income taxes(5)	37,763	—	—	—	—	37,763
Total	$740,528	$381,746	$94,193	$62,095	$164,731	$37,763

(1)	See Note 7 of Notes to Consolidated Financial Statements.

(2)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2015. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	These commitments relate to the principal of the Revolver or the Term Loan as discussed in Other Commitments above.

(4)	These other obligations include fees associated with our Term Loan and Revolver.

(5)
Long-term accrued income taxes represent uncertain tax benefits as of October 31, 2015. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2015 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Off-Balance Sheet Arrangements
As of October 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents short-term investments and outstanding debt. As of October 31, 2015, all of our cash, cash equivalents and debt were at short-term variable and fixed interest rates. While par value generally approximates fair value on variable instruments, rising interest rates over time would increase both our interest income and our interest expense. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. None of these investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.
The following tables present our cash equivalents, short-term investments and debt by fiscal year of expected maturity and average interest rates:
As of October 31, 2015

	Maturing in Year Ending October 31,
	2016	2017	2018	Total	Fair Value
	(in thousands)
Cash & Cash equivalent (variable rate)	$584,446	$—	$—	$584,446	$584,446
Average interest rate	0.23%	—%	—%
Short-term investments (variable rate)	$2,150	$3,352	$1,198	$6,700	$6,700
Average interest rate	0.59%	0.69%	0.73%
Short-term investments (fixed rate)	$98,014	$23,334	$699	$122,047	$122,047
Average interest rate	0.60%	1.04%	1.17%
Short-term debt (variable rate)
Term Loan	$45,000	$—	$—	$45,000	$45,000
Average interest rate	LIBOR + 1.125%	—%	—%
Revolver	$160,000	$—	$—	$160,000	$160,000
Average interest rate	LIBOR + 1.000%	—%	—%

As of October 31, 2015, the stated maturities of our short-term investments which are classified as available for sale securities are:

Fair Value
(in thousands)
Due in 1 year or less	$76,784
Due in 2-5 years	51,871
Due in 5-10 years	92
Total	$128,747
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
Foreign Currency Risk. We operate internationally and are exposed to potentially adverse movements in currency exchange rates. The functional currency of the majority of our active foreign subsidiaries is the foreign subsidiary’s local currency. We enter into hedges in the form of foreign currency forward contracts to reduce our exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies. The foreign currency contracts are carried at fair value and denominated in various currencies as listed in the tables below. The duration of forward contracts usually ranges from one month to 22 months. A description of our accounting for foreign currency contracts is included in Note 2 and Note 5 of Notes to Consolidated Financial Statements.
The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2015, the fair value of the contracts would decrease by approximately $9.8 million, and we would be required to pay approximately $9.8 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $9.8 million that would offset the loss and negative cash flow on the maturing forward contracts.
Net unrealized losses of approximately $14.8 million and $11.1 million, net of tax, are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2015 and 2014, respectively.
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

The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2015:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$268,129	118.975
Euro	97,571	0.871
Chinese renminbi	94,913	6.390
Taiwanese dollar	65,727	31.392
Indian Rupee	83,275	67.259
Canadian dollar	46,467	1.268
Korean won	19,692	1,166.980
British pound sterling	27,649	0.650
Israeli shekel	23,829	3.886
Armenian dram	15,929	470.089
Swiss franc	8,305	0.956
Swedish krona	897	8.494
Singapore dollar	8,071	1.402
Chilean peso	2,423	704.640
Hungarian forint	18,875	282.234
	$781,752
The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2014:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$319,063	105.058
Euro	117,547	0.749
Chinese renminbi	88,557	6.195
Taiwanese dollar	66,484	29.808
Indian Rupee	62,118	65.072
Canadian dollar	34,890	1.099
Korean won	20,843	1,036.368
British pound sterling	19,884	0.607
Israeli shekel	18,481	3.578
Armenian dram	15,968	394.548
Swiss franc	8,600	0.908
Swedish krona	7,337	7.204
Singapore dollar	6,910	1.259
Chilean peso	2,882	594.037
Russian ruble	2,624	38.273
Hungarian forint	1,749	243.531
	$793,937
Equity Risk. We have approximately $10.3 million and $10.9 million of non-marketable equity securities in privately held companies as of October 31, 2015 and 2014, respectively. These investments are accounted for under the cost or equity methods. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at carrying value. Investments are written down to the fair value if there are any events or changes in circumstances that indicate any other than temporary decline in the value. During fiscal 2015 and 2014, we had no impairments to our investment portfolio. None of our investments are held for speculation purposes.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synopsys, Inc.:
We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries (the Company) as of October 31, 2015 and November 1, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2015. We also have audited the internal control over financial reporting of Synopsys, Inc. as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of October 31, 2015 and November 1, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California
December 14, 2015

SYNOPSYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	October 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$836,188	$985,762
Short-term investments	128,747	—
Total cash, cash equivalents and short-term investments	964,935	985,762
Accounts receivable, net of allowances of $2,561 and $2,026, respectively	385,694	326,727
Deferred income taxes	94,994	111,449
Income taxes receivable and prepaid taxes	46,732	26,496
Prepaid and other current assets	71,446	54,301
Total current assets	1,563,801	1,504,735
Property and equipment, net	263,077	249,098
Goodwill	2,471,241	2,255,708
Intangible assets, net	363,659	365,030
Long-term prepaid taxes	18,736	17,645
Long-term deferred income taxes	178,915	208,156
Other long-term assets	186,310	175,127
Total assets	$5,045,739	$4,775,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$385,542	$397,113
Accrued income taxes	19,565	31,404
Deferred revenue	968,246	928,242
Short-term debt	205,000	30,000
Total current liabilities	1,578,353	1,386,759
Long-term accrued income taxes	37,763	50,952
Long-term deferred revenue	93,613	77,646
Long-term debt	—	45,000
Other long-term liabilities	202,021	158,972
Total liabilities	1,911,750	1,719,329
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 155,157 and 155,965 shares outstanding, respectively	1,552	1,560
Capital in excess of par value	1,610,460	1,614,603
Retained earnings	1,725,727	1,551,592
Treasury stock, at cost: 2,107 and 1,299 shares, respectively	(98,375)	(49,496)
Accumulated other comprehensive income (loss)	(105,375)	(62,089)
Total stockholders’ equity	3,133,989	3,056,170
Total liabilities and stockholders’ equity	$5,045,739	$4,775,499
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2015	2014	2013
Revenue:
Time-based license	$1,792,212	$1,699,135	$1,599,464
Upfront license	197,325	135,757	132,018
Maintenance and service	252,674	222,580	230,732
Total revenue	2,242,211	2,057,472	1,962,214
Cost of revenue:
License	303,633	268,348	268,910
Maintenance and service	105,242	87,226	80,338
Amortization of intangible assets	110,045	101,311	104,304
Total cost of revenue	518,920	456,885	453,552
Gross margin	1,723,291	1,600,587	1,508,662
Operating expenses:
Research and development	776,229	718,768	669,197
Sales and marketing	474,407	453,079	425,982
General and administrative	165,097	155,215	143,791
Amortization of intangible assets	26,004	24,808	23,199
Restructuring charges	15,088	—	—
Total operating expenses	1,456,825	1,351,870	1,262,169
Operating income	266,466	248,717	246,493
Other income (expense), net	15,144	23,425	29,173
Income before provision for income taxes	281,610	272,142	275,666
Provision (benefit) for income taxes	55,676	13,018	27,866
Net income	$225,934	$259,124	$247,800
Net income per share:
Basic	$1.46	$1.67	$1.62
Diluted	$1.43	$1.64	$1.58
Shares used in computing per share amounts:
Basic	154,957	155,054	153,319
Diluted	158,065	157,710	156,601

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2015	2014	2013
Net income	$225,934	$259,124	$247,800
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(39,567)	(24,093)	(12,726)
Change in unrealized gains (losses) on investments, net of tax of $0, for fiscal 2015	(28)	—	—
Cash flow hedges:
Deferred gains (losses), net of tax of $7,107, $(3,108), and $2,999 for fiscal years 2015, 2014 and 2013, respectively	(18,614)	(5,419)	6,057
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(6,212), $(125), and $(540) for fiscal years 2015, 2014 and 2013, respectively	14,923	(3,882)	(6,565)
Other comprehensive income (loss), net of tax effects	(43,286)	(33,394)	(13,234)
Comprehensive income	$182,648	$225,730	$234,566

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance at October 31, 2012	150,899	$1,509	$1,585,034	$1,098,694	$(168,090)	$(15,461)	$2,501,686	$42,285	$2,543,971
Net income				247,800			247,800		247,800
Other comprehensive income (loss), net of tax effects						(13,234)	(13,234)		(13,234)
Purchases of treasury stock	(3,996)	(40)	40		(145,016)		(145,016)		(145,016)
Common stock issued	7,266	73	(55,312)	(21,640)	206,438		129,559		129,559
Stock-based compensation			67,482				67,482		67,482
Acquisition of non-controlling interest								(42,285)	(42,285)
Balance at October 31, 2013	154,169	$1,542	$1,597,244	$1,324,854	$(106,668)	$(28,695)	$2,788,277	$—	$2,788,277
Net income				259,124			259,124		259,124
Other comprehensive income (loss), net of tax effects						(33,394)	(33,394)		(33,394)
Purchases of treasury stock	(3,092)	(31)	31		(119,747)		(119,747)		(119,747)
Common stock issued	4,888	49	(62,112)	(32,386)	176,919		82,470		82,470
Stock-based compensation			79,440				79,440		79,440
Balance at October 31, 2014	155,965	$1,560	$1,614,603	$1,551,592	$(49,496)	$(62,089)	$3,056,170	$—	$3,056,170

Net income				225,934			225,934		225,934
Other comprehensive income (loss), net of tax effects						(43,286)	(43,286)		(43,286)
Purchases of treasury stock	(5,672)	(57)	57		(260,000)		(260,000)		(260,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued	4,864	49	(74,845)	(51,799)	211,121		84,526		84,526
Stock-based compensation			86,400				86,400		86,400
Tax benefit from stock-based compensation			4,245				4,245		4,245
Balance at October 31, 2015	155,157	$1,552	$1,610,460	$1,725,727	$(98,375)	$(105,375)	$3,133,989	$—	$3,133,989

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2015	2014	2013
Cash flow from operating activities:
Net income	$225,934	$259,124	$247,800
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	211,821	192,826	187,404
Stock compensation	86,400	79,440	67,511
Allowance for doubtful accounts	1,300	(1,250)	102
(Gain) loss on sale of investments	(109)	(6,999)	(868)
Excess tax benefits from stock-based compensation	(4,245)	—	—
Deferred income taxes	36,883	(17,100)	(676)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(56,533)	(65,018)	37,590
Prepaid and other current assets	(23,106)	1,836	(12,063)
Other long-term assets	(16,259)	(23,270)	(27,468)
Accounts payable and accrued liabilities	27,568	40,645	(1,135)
Income taxes	(44,633)	(9,095)	(2,306)
Deferred revenue	50,139	99,814	814
Net cash provided by operating activities	495,160	550,953	496,705
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	109,173	—	—
Purchases of short-term investments	(238,902)	—	—
Proceeds from sales of long-term investments	—	7,774	989
Proceeds from sale of property and equipment	—	—	2,000
Purchases of property and equipment	(86,965)	(103,275)	(65,459)
Cash paid for acquisitions and intangible assets, net of cash acquired	(340,153)	(394,623)	—
Capitalization of software development costs	(3,682)	(3,638)	(3,609)
Other	900	(3,488)	—
Net cash used in investing activities	(559,629)	(497,250)	(66,079)
Cash flows from financing activities:
Acquisition of non-controlling interests	—	—	(44,004)
Proceeds from credit facility	460,000	200,000	—
Repayment of debt	(330,425)	(230,968)	(30,712)
Issuances of common stock	84,904	82,083	131,914
Purchase of equity forward contract	(20,000)	—	—
Purchases of treasury stock	(260,000)	(119,747)	(145,016)
Excess tax benefits from stock-based compensation	4,245	—	—
Other	(794)	(5,057)	(10,167)
Net cash used in financing activities	(62,070)	(73,689)	(97,985)
Effect of exchange rate changes on cash and cash equivalents	(23,035)	(16,693)	(10,582)
Net change in cash and cash equivalents	(149,574)	(36,679)	322,059
Cash and cash equivalents, beginning of year	985,762	1,022,441	700,382
Cash and cash equivalents, end of year	$836,188	$985,762	$1,022,441
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes during the year:	$59,731	$40,741	$31,326
Interest payments during the year:	$2,710	$1,904	$1,761
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) provides software, intellectual property and services used by designers along the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the quality and security of their applications. The Company is a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits, also known as chips. The Company also offers intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. The Company provides software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, which are sold primarily to semiconductor and electronics companies, the Company provides technical services to support these solutions and help its customers develop chips and electronic systems. The Company is also a leading provider of software tools that developers use to improve the quality and security of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
Note 2. Summary of Significant Accounting Policies
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2015, 2014, and 2013 were 52-week years ending on October 31, 2015, November 1, 2014, and November 2, 2013, respectively. For presentation purposes, the consolidated financial statements and accompanying notes refer to the closest calendar month end.
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
Fair Values of Financial Instruments. The Company’s cash equivalents, short-term investments and foreign currency contracts are carried at fair value. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration. Non-marketable equity securities are carried at cost, net of impairments. The Company performs periodic impairment analysis over these non-marketable equity securities. The carrying amount of the short-term and long-term debt approximates the estimated fair value. See Note 6. Fair Value Measures.
Cash, Cash Equivalents and Short-term Investments. The Company classifies investments with original maturities of three months or less when acquired as cash equivalents. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax. Those unrealized gains or losses deemed other than temporary are reflected in other income (expense), net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net. See Note 5. Financial Assets and Liabilities.
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
Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts to reduce the Company’s receivables to their estimated net realizable value. The Company provides a general reserve on all accounts receivable based on a review of customer accounts. The following table presents the changes in the allowance for doubtful accounts:

Fiscal Year	Balance at Beginning of Period	Provisions	Write-offs(1)	Balance at End of Period
	(in thousands)
2015	$2,026	$1,300	$(765)	$2,561
2014	$4,253	$(1,250)	$(977)	$2,026
2013	$6,072	$102	$(1,921)	$4,253

(1)	Balances written off, net of recoveries.
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
Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation expenses were $71.1 million, $63.1 million and $56.7 million in fiscal 2015, 2014 and 2013, respectively. Repair and maintenance costs are expensed as incurred and such costs were $32.3 million, $28.7 million and $26.3 million in fiscal 2015, 2014 and 2013, respectively.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

A summary of property and equipment, at cost less accumulated depreciation and amortization, as of October 31, 2015 and 2014 is as follows:

	October 31,
	2015	2014
	(in thousands)
Computer and other equipment	$436,425	$419,951
Buildings	67,943	68,871
Furniture and fixtures	50,075	41,089
Land	20,414	20,414
Leasehold improvements	142,275	136,513
	717,132	686,838
Less accumulated depreciation and amortization(1)	(454,055)	(437,740)
Total	$263,077	$249,098

(1)	Accumulated depreciation and amortization includes write-offs due to retirement of fully amortized fixed assets.
The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3-5
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	5
Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment annually as of October 31 or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During fiscal 2015, 2014 and 2013, there were no indicators of impairment to goodwill.
Intangible Assets. Intangible assets consist of acquired technology, certain contract rights, customer relationships, trademarks and trade names, covenants not to compete, capitalized software, and in-process research and development. These intangible assets are either acquired through business combinations, direct purchases, or internally developed capitalized software. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from one to ten years.
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such asset group will be recovered through the undiscounted future cash flow. If the undiscounted future cash flow is less than the carrying amount of the asset group, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the asset group. The Company had no impairments of any long-lived assets in fiscal 2015, 2014 or 2013.
Restructuring Charges. In November 2014, the Company initiated a restructuring program that included a voluntary retirement program (VRP) and a minimal headcount reduction program. The VRP was offered to certain eligible employees in the United States and enrollment for those employees was completed on November 21, 2014. The total cost of the restructuring program was $15.1 million, all of which was paid during fiscal 2015. As of October 31, 2015, there is no outstanding balance in restructuring charges.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Accounts Payable and Accrued Liabilities. The balance consists of:

	October 31,
	2015	2014
	(in thousands)
Payroll and related benefits	$315,078	$302,295
Other accrued liabilities	60,545	66,666
Accounts payable	9,919	28,152
Total	$385,542	$397,113
Other Long-term Liabilities. The balance consists of:

	October 31,
	2015	2014
	(in thousands)
Deferred compensation liability (See Note 10)	$158,462	$145,508
Other long-term liabilities	43,559	13,464
Total	$202,021	$158,972
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
Revenue Recognition. The Company derives revenue from the sale of software license arrangements. Software license revenue consists of fees associated with the licensing of the Company’s software licenses, maintenance and professional services and to a small extent, hardware products. Maintenance and professional service revenue consists of maintenance fees associated with perpetual and term licenses and professional services fees. Hardware revenue consists of sales of Field Programmable Gate Array (FPGA)-based emulation and prototyping products.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Hardware revenue consists of sales of FPGA-based emulation and prototyping products. The Company recognizes revenue from sales of hardware products in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these sales is reported as “upfront license revenue” in the consolidated statements of operations and is not material to the Company's total revenue.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

recognition criteria are met, since there is not sufficient VSOE to allocate the TSL fee between license and maintenance services.
The Company makes judgments related to revenue recognition. Specifically, in connection with each transaction involving the Company’s products, the Company must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectability of the full license or service fee is probable. All four of these criteria must be met in order for the Company to recognize revenue with respect to a particular arrangement. The Company applies these revenue recognition criteria as follows:

•
Persuasive Evidence of an Arrangement Exists. Prior to recognizing revenue on an arrangement, the Company’s customary policy is to have a written contract, signed by both the customer and by the Company or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or purchase agreement.

•
Delivery Has Occurred. The Company delivers its products to its customers electronically or physically. For electronic deliveries, delivery occurs when the Company provides access to its customers to take immediate possession of the software through downloading it to the customer’s hardware. For physical deliveries, the standard transfer terms are typically Freight on Board (FOB) shipping point. The Company generally ships its products or license keys promptly after acceptance of customer orders. However, a number of factors can affect the timing of product shipments and, as a result, timing of revenue recognition, including the delivery dates requested by customers and the Company's operational capacity to fulfill product orders at the end of a fiscal quarter.

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

Warranties and Indemnities. The Company generally warrants its products to be free from defects in media and to substantially conform to material specifications for a period of 90 days for software products and for up to six months for hardware systems. In certain cases, the Company also provides its customers with limited indemnification with respect to claims that their use of the Company’s software products infringe on United States patents, copyrights, trademarks or trade secrets. The Company is unable to estimate the potential impact of these commitments on the future results of operations. To date, the Company has not been required to pay any material warranty claims.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

 The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
Numerator:
Net income	$225,934	$259,124	$247,800
Denominator:
Weighted average common shares for basic net income per share	154,957	155,054	153,319
Dilutive effect of common share equivalents from equity—based compensation	3,108	2,656	3,282
Weighted average common shares for diluted net income per share	158,065	157,710	156,601
Net income per share:
Basic	$1.46	$1.67	$1.62
Diluted	$1.43	$1.64	$1.58
Anti-dilutive employee stock-based awards excluded(1)	1,363	2,196	1,326

(1)
These stock options and unvested restricted stock units were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 3. Business Combinations
Fiscal 2015 Acquisitions
During fiscal 2015, the Company completed several acquisitions. The aggregated total purchase consideration was $333.2 million, net of cash acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s consolidated balance sheet and results of operations. The preliminary purchase price allocations resulted in $234.0 million of goodwill, of which $2.3 million is deductible for tax purposes, and $119.8 million of acquired identifiable intangible assets valued using the income method. The intangible assets are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs totaling $14.9 million were expensed as incurred in the consolidated statement of operations. The Company funded the acquisitions with existing cash. The fair value of stock options assumed was approximately $2.1 million using the Black-Scholes option-pricing model and will be expensed over their remaining service periods on a straight-line basis.
The preliminary fair value estimates for the assets acquired and liabilities assumed for all fiscal 2015 acquisitions are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates relate to certain tangible assets and liabilities, identifiable intangible assets, and taxes. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities will be recorded as retrospective adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 4. Goodwill and Intangible Assets
Goodwill:

(in thousands)
Balance at October 31, 2013	$1,975,971
Additions	290,379
Effect of foreign currency translation	(10,642)
Balance at October 31, 2014	$2,255,708
Additions	233,989
Adjustments	684
Effect of foreign currency translation	(19,140)
Balance at October 31, 2015(1)	$2,471,241

(1)	There is no accumulated impairment of goodwill for periods presented.
Intangible assets as of October 31, 2015 consist of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$584,293	$375,395	$208,898
Customer relationships	231,908	115,170	116,738
Contract rights intangible	165,623	141,763	23,860
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	20,729	10,665	10,064
Capitalized software development costs	25,511	21,412	4,099
Total	$1,030,594	$666,935	$363,659
 Intangible assets as of October 31, 2014 consist of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$490,242	$298,705	$191,537
Customer relationships	210,172	92,146	118,026
Contract rights intangible	146,364	109,067	37,297
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	18,779	7,765	11,014
In-process research and development (IPR&D)(1)	3,086	—	3,086
Capitalized software development costs	21,829	17,759	4,070
Total	$893,002	$527,972	$365,030

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Amortization expense related to intangible assets consisted of the following:

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
Core/developed technology	$76,674	$70,675	$68,781
Customer relationships	23,104	22,470	21,394
Contract rights intangible	33,350	30,615	35,538
Covenants not to compete	—	50	126
Trademarks and trade names	2,900	2,309	1,663
Capitalized software development costs(1)	3,653	3,581	3,222
Total	$139,681	$129,700	$130,724

(1)	Amortization of capitalized software development costs is included in cost of license revenue in the consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2016	$126,865
2017	87,586
2018	62,736
2019	39,729
2020	28,334
2021 and thereafter	18,409
Total	$363,659
Note 5. Financial Assets and Liabilities
Cash equivalents and short-term investments. The Company classifies time deposits and other investments with maturities less than three months as cash equivalents. Debt securities and other investments with maturities longer than three months are classified as short-term investments. The Company’s investments generally have a term of less than three years and are classified as available-for-sale carried at fair value, with unrealized gains and losses included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss), net of tax. Those unrealized gains or losses deemed other than temporary are reflected in other income (expense), net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

During the first quarter of fiscal 2015, the Company made investments in available-for-sale securities. As of October 31, 2015, the balances of our available-for-sale securities and non-marketable equity securities investments are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$233,839	$—	$—	$—	$233,839
Commercial paper	1,834	—	—	—	1,834
Certificates of deposit	3,500	—	—	—	3,500
Asset-backed securities	300	—	(1)	—	299
Total:	$239,473	$—	$(1)	$—	$239,472
Short-term investments:
U.S. government agency securities	$12,615	$3	$(4)	$—	$12,614
Municipal bonds	1,403	1	(1)	—	1,403
Certificates of deposit	9,800	—	—	—	9,800
Commercial paper	12,129	—	—	—	12,129
Corporate debt securities	67,201	27	(40)	—	67,188
Asset-backed securities	24,619	2	(13)	—	24,608
Non-U.S. government agency securities	1,007	—	(2)	—	1,005
Total:	$128,774	$33	$(60)	$—	$128,747

Other long-term assets:
Non-marketable equity securities	$10,277	$—	$—	$—	$10,277
Total:	$10,277	$—	$—	$—	$10,277

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and investments.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of October 31, 2014, the balances of our cash equivalents and non-marketable equity securities investments are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$409,064	$—	$—	$—	$409,064
Total:	$409,064	$—	$—	$—	$409,064

Other long-term assets:
Non-marketable equity securities	$10,869	$—	$—	$—	$10,869
Total:	$10,869	$—	$—	$—	$10,869

(1)	See Note 6. Fair Value Measures for further discussion on fair values of money market funds and non-marketable equity securities.
As of October 31, 2015, the stated maturities of the Company's available-for-sale securities are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$76,774	$76,784
Due in 2-5 years	51,908	51,871
Due in 6-10 years	92	92
Total	$128,774	$128,747
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 22 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (loss) (OCI), in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. We expect a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next twelve months.
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
The effects of the changes in the fair values of non-designated forward contracts for fiscal years 2015, 2014 and 2013 are summarized as follows:

	October 31,
	2015	2014	2013
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(5,554)	$(3,301)	$3,009
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of October 31, 2015	As of October 31, 2014
	(in thousands)
Total gross notional amount	$781,752	$793,937
Net fair value	$(3,819)	$(2,455)
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of October 31, 2015
Other current assets	$6,461	$1
Accrued liabilities	$10,141	$140
As of October 31, 2014
Other current assets	$9,299	$1
Accrued liabilities	$11,656	$99
The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Fiscal year ended October 31, 2015
Foreign exchange contracts	Revenue	$3,982	Revenue	$9,270
Foreign exchange contracts	Operating expenses	(22,605)	Operating expenses	(24,193)
Total		$(18,623)		$(14,923)
Fiscal year ended October 31, 2014
Foreign exchange contracts	Revenue	$5,395	Revenue	$2,339
Foreign exchange contracts	Operating expenses	(10,896)	Operating expenses	1,543
Total		$(5,501)		$3,882
Fiscal year ended October 31, 2013
Foreign exchange contracts	Revenue	$2,427	Revenue	$7,457
Foreign exchange contracts	Operating expenses	3,680	Operating expenses	(892)
Total		$6,107		$6,565
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense) income, net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Fiscal year ended October 31, 2015	$878	$3,704
Fiscal year ended October 31, 2014	$(302)	$3,259
Fiscal year ended October 31, 2013	$293	$2,518

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Commitments - Credit and Term Loan Facilities
On February 17, 2012, the Company entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. The Company can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring the Company to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by the Company by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants.
As of October 31, 2015, the Company had a $45.0 million outstanding balance under the Term Loan and a $160.0 million outstanding balance under the Revolver, all of which is considered short term. As of October 31, 2014, the Company had a $75.0 million outstanding balance under the Term Loan, of which $45.0 million was classified as long-term and no outstanding balance under the Revolver. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the amended and restated Credit Agreement. As of October 31, 2015, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company’s borrowings under its credit and term loan facilities are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 5. Financial Assets and Liabilities.
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2015:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$233,839	$233,839	$—	$—
Commercial paper	1,834	—	1,834	—
Certificates of deposit	3,500	—	3,500	—
Asset-backed securities	299	—	299	—
Short-term investments:
U.S. government agency securities	12,614	—	12,614	—
Municipal bonds	1,403	—	1,403	—
Certificates of deposit	9,800	—	9,800	—
Commercial paper	12,129	—	12,129	—
Corporate debt securities	67,188	—	67,188	—
Asset-backed securities	24,608	—	24,608	—
Non-U.S. government agency securities	1,005	—	1,005	—
Prepaid and other current assets:
Foreign currency derivative contracts	6,462	—	6,462	—
Other long-term assets:
Deferred compensation plan assets	158,462	158,462	—	—
Total assets	$533,143	$392,301	$140,842	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,281	$—	$10,281	$—
Other long-term liabilities:
Deferred compensation plan liabilities	158,462	158,462	—	—
Total liabilities	$168,743	$158,462	$10,281	$—

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2014:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$409,064	$409,064	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	9,300	—	9,300	—
Other long-term assets:
Deferred compensation plan assets	145,508	145,508	—	—
Total assets	$563,872	$554,572	$9,300	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$11,755	$—	$11,755	$—
Other long-term liabilities:
Deferred compensation plan liabilities	145,508	145,508	—	—
Total liabilities	$157,263	$145,508	$11,755	$—
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
The Company did not recognize any impairment during fiscal 2015, 2014 and 2013.
As of October 31, 2015, the fair value of the Company’s non-marketable securities was $10.3 million of which $6.6 million and $3.7 million were accounted for under the cost method and equity method, respectively. As of October 31, 2014, the fair value of the Company's non-marketable securities was $10.9 million, of which $6.7 million and $4.2 million were accounted for under the cost method and equity method, respectively. During the twelve months ended October 31, 2014, the Company received cash distributions of $7.1 million from the liquidation of one of its investments resulting in a $6.9 million gain, which was recorded to other income (expense), net.
Note 7. Commitments and Contingencies
Lease Commitments
The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The lease agreements generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expenses were $67.6 million, $65.6 million and $64.4 million in fiscal 2015, 2014 and 2013, respectively. The Company charges operating lease payments to expense using the straight-line method. The Company subleases portions of its facilities and records sublease payments as a reduction of rent expense.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

During the first quarter of fiscal 2015, the Company moved into two new office buildings in Mountain View, California. The buildings together provide approximately 341,000 square feet. This space is leased through August 2030, and the Company has two options to extend the lease term, the first to extend the term by ten years, followed by a second option to extend by approximately nine additional years.
As of October 31, 2015, anticipated future minimum lease payments on all non-cancellable operating leases with a term in excess of one year, net of sublease income are as follows:

	Minimum Lease Payments	Sublease Income	Net
	(in thousands)
Fiscal Year
2016	$52,266	$2,579	$49,687
2017	47,695	2,063	45,632
2018	40,979	2,120	38,859
2019	35,469	2,179	33,290
2020	25,501	2,239	23,262
Thereafter	164,731	4,432	160,299
Total	$366,641	$15,612	$351,029
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Oregon Action. In the Oregon Action, the Company and the EVE Parties further asserted patent infringement counterclaims against Mentor based on the Company’s United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction. After pre-trial summary judgment rulings, the only patent remaining at issue in the Oregon Action was Mentor's '376 patent.
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. On March 12, 2015, the court entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. The Company has released a new version of ZeBu software that does not include such features. Both parties have appealed from the final judgment. The Company has accrued an immaterial amount as a loss contingency. The Company cannot estimate a range of losses, if any, exceeding the amount already accrued.
The California Action. On December 21, 2012, the Company filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe the Company’s United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case seeks compensatory damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent (discussed below). On January 20, 2015, the court granted Mentor's motion for summary judgment on the '488, '841, and '318 patents, finding that such patents were invalid. The Company has appealed the court's ruling.
PTO Proceedings. On September 26, 2012, the Company filed two inter partes review requests with the U.S. Patent and Trademark Office (the PTO) challenging the validity of Mentor’s ‘376 and ‘882 patents. The PTO granted review of the ‘376 patent and denied review of the ‘882 patent. On February 19, 2014, the PTO issued its final decision in the review of the ‘376 patent, finding some of the challenged claims invalid and some of the challenged claims valid. On April 22, 2014, the Company appealed to the Federal Circuit from the PTO’s decision. Mentor filed a cross-appeal on May 2, 2014.
On December 21, 2013, Mentor filed an inter partes review request with the PTO challenging the validity of the Company’s ‘420 patent. On June 11, 2015, the PTO issued its final decision in the review, finding all of the challenged claims invalid. On August 12, 2015, the Company appealed to the Federal Circuit from the PTO's decision.
Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Year Ended October 31,
	2015	2014
	(in thousands)
Cumulative currency translation adjustments	$(90,508)	$(50,941)
Unrealized gain (loss) on derivative instruments, net of taxes	(14,839)	(11,148)
Unrealized gain (loss) on available-for-sale securities, net of taxes	(28)	—
Total accumulated other comprehensive income (loss)	$(105,375)	$(62,089)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$9,270	$2,339	$7,457
Operating expenses	(24,193)	1,543	(892)
Gain (loss) on available-for-sale securities
Other income (expense)	41	—	—
Total reclassifications into net income	$(14,882)	$3,882	$6,565
Amounts reclassified in fiscal 2015, 2014 and 2013 primarily consisted of gains (losses) from the Company’s cash flow hedging activities. See Note 5. Financial Assets and Liabilities.
Note 9. Stock Repurchase Program
The Company’s Board of Directors (Board) approved a stock repurchase program in 2002 pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board last replenished the stock repurchase program up to $500.0 million on September 1, 2015. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2015, $500 million remained available for further repurchases under the program.
In December 2014, the Company entered into an accelerated share repurchase agreement (the December 2014 ASR) to repurchase an aggregate of $180.0 million of the Company’s common stock. Pursuant to the December 2014 ASR, the Company made a prepayment of $180.0 million of which an initial share value of $144.0 million was delivered in December and the $36.0 million forward equity contract was settled during the third fiscal quarter of fiscal 2015. Total shares purchased under the December 2014 ASR were approximately 4.0 million shares at an average purchase price of $45.37 per share.
In August 2015, the Company entered into an accelerated share repurchase agreement (the August 2015 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the August 2015 ASR, the Company made a prepayment of $100.0 million and received an initial share delivery of shares valued at $80.0 million with an average purchase price of $46.94 per share. The remaining balance of $20.0 million is included within stockholders' equity during fiscal 2015 and was settled in the first quarter of fiscal 2016. Total shares purchased under the August 2015 ASR were approximately 2.1 million total shares, at an average purchase price of $48.06 per share.
In December 2015, the Company entered into two accelerated share repurchase agreements (December 2015 ASRs) to repurchase an aggregate of $200.0 million of the Company’s common stock. Pursuant to the December 2015 ASRs, the Company made a prepayment of $200.0 million and received initial share deliveries of shares valued at $160.0 million with an average purchase price of $46.08 per share. The remaining balance of $40.0 million will be settled on or before April 29, 2016, upon completion of the repurchase. Under the terms of the December 2015 ASRs, the specific number of shares that the Company ultimately repurchases will be based on the volume-weighted average share price of the Company’s common stock during the repurchase period, less a discount.

The following table summarizes stock repurchase activities as well as the reissuance of treasury stock for employee stock compensation purposes:

	Year Ended October 31,
	2015	2014	2013
	(in thousands, except per share price)
Shares repurchased	5,672	3,092	3,996
Average purchase price per share	$45.84	$38.72	$36.29
Aggregate purchase price(1)	$260,000	$119,747	$145,016
Reissuance of treasury stock	4,864	4,888	7,266

(1)	Does not include $20.0 million equity forward contract related to the above-referenced August 2015 ASR.
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
On April 2, 2014, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 5.0 million shares. During fiscal 2015, 2014 and 2013, the Company issued 1.7 million, 1.8 million, and 2.1 million shares, respectively, under the ESPP at average per share prices of $31.55, $30.00 and $22.75, respectively. As of October 31, 2015, 5.3 million shares of common stock were reserved for future issuance under the ESPP.
Equity Compensation Plans
2006 Employee Equity Incentive Plan. On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. Options granted under this plan have a contractual term of seven years and generally vest over four years. On April 2, 2015, the Company's stockholders approved an amendment to increase the number of shares of common stock reserved for future issuance under the 2006 Employee Plan by 3.8 million shares. As of October 31, 2015, an aggregate of 6.6 million stock options and 3.9 million restricted stock units were outstanding, and 11.9 million shares were available for future issuance under the 2006 Employee Plan.
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
As of October 31, 2015, the Company has issued an aggregate of 343,070 shares of restricted stock awards with an aggregate grant date fair value of approximately $10.5 million under the 2005 Directors Plan. Restricted stock awards vest over a period of three years. In addition, the Company granted options to purchase 157,871 shares of common stock, which vest over a period of three to four years, with an aggregate grant date fair value of $4.7 million, to non-employee directors during fiscal 2007, fiscal 2011, and fiscal 2015. As of October 31, 2015, 44,823 shares of restricted stock were unvested and 76,369 stock options were outstanding, and a total of 262,402 shares of common stock were reserved for future grant under the 2005 Directors Plan.
Other Assumed Stock Plans through Acquisitions. In connection with the Company’s acquisitions in fiscal 2008, fiscal 2010, fiscal 2012, fiscal 2014, and fiscal 2015, the Company assumed certain outstanding stock awards of acquired companies. If these assumed equity awards are canceled, forfeited or expire unexercised, the underlying shares do not become available for future grant. As of October 31, 2015, 0.6 million shares of the Company’s common stock remained subject to such outstanding assumed equity awards.

Restricted Stock Units. Since fiscal 2007, restricted stock units are granted under the 2006 Employee Plan as part of the Company’s new hire and annual incentive compensation program. Restricted stock units are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over three to four years and are subject to the employee's continuing service with the Company. For each restricted stock unit granted under the 2006 Employee Plan, a share reserve ratio is applied for the purpose of determining the remaining number of shares reserved for future grants under the plan. On March 24, 2011, the Company's stockholders approved an amendment of the 2006 Employee Plan to prospectively change the reserve ratio from 2.18 to 1.25. On April 3, 2012, the stockholders approved amending the share reserve ratio from 1.25 to 1.50. On April 2, 2015, the stockholders approved amending the share reserve ratio from 1.50 to 1.60.
The following table contains information concerning activities related to restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2012	3,920	$27.18	1.52
Granted	1,680	$35.27
Vested(1)	(1,476)	$25.35		$52,234
Forfeited	(141)	$28.36
Balance at October 31, 2013	3,983	$31.23	1.51
Granted	1,645	$39.03
Vested(1)	(1,564)	$29.07		$60,815
Forfeited	(117)	$32.95
Balance at October 31, 2014	3,947	$35.29	1.53
Granted	1,707	$48.13
Vested(1)	(1,522)	$33.05		$73,677
Forfeited	(204)	$37.68
Balance at October 31, 2015	3,928	$41.61	1.54

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The following table contains additional information concerning activities related to stock options and restricted stock units under all equity plans, other than shares available for grant under the 2005 Directors Plan:

	Available for Grant(3)	Options(2)
		Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2012	7,352	10,219	$24.64	3.71	$80,950
Options Granted	(1,704)	1,704	$34.10
Options Assumed(2)		158	$23.60
Options Exercised		(4,173)	$24.34
Options Canceled/forfeited/expired	159	(182)	$24.17
Restricted stock units granted(1)	(2,519)
Restricted stock units forfeited(1)	184
Additional shares reserved	5,000
Balance at October 31, 2013	8,472	7,726	$26.87	4.30	$71,700
Options Granted	(1,686)	1,686	$38.65
Options Assumed(2)		843	$24.63
Options Exercised		(2,103)	$24.47
Options Canceled/forfeited/expired	163	(402)	$27.44
Restricted stock units granted(1)	(2,468)
Restricted stock units forfeited(1)	174
Additional shares reserved	7,500
Balance at October 31, 2014	12,155	7,750	$29.81	4.66	$86,537
Options Granted	(1,908)	1,942	$45.14
Options Assumed(2)		133	$38.97
Options Exercised		(2,125)	$26.06
Options Canceled/forfeited/expired	230	(411)	$33.51
Restricted stock units granted(1)	(2,707)
Restricted stock units forfeited(1)	313
Additional shares reserved	3,800
Balance at October 31, 2015	11,883	7,289	$34.94	4.67	$109,627
Vested and expected to vest as of October 31, 2015		7,192	$34.84	4.65	$108,887
Exercisable at October 31, 2015		3,673	$29.80	3.60	$74,121

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

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $49.98 as of October 31, 2015. The pretax intrinsic value of options exercised and their average exercise prices were:

	Year Ended October 31,
	2015	2014	2013
	(in thousands, except per share price)
Intrinsic value	$44,104	$32,094	$46,592
Average exercise price per share	$26.06	$24.47	$24.34
Restricted stock award activities during fiscal 2015 under the 2005 Directors Plan are summarized as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
	(in thousands, except per share)
Unvested at October 31, 2014	48	$36.09
Granted	22	$46.46
Vested	(25)	$34.76
Forfeited	—	$—
Unvested at October 31, 2015	45	$41.82
Valuation and Expense of Stock Compensation. The Company estimates the fair value of stock-based awards in the form of stock options and employee stock purchase rights under employee stock purchase plans on the grant date. The value of awards expected to vest is recognized as expense over the applicable service periods. The Company uses the straight-line attribution method to recognize stock compensation costs over the service period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, stock appreciation rights and employee stock purchase plan awards. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the ESPP is estimated by a combination of implied volatility for publicly traded options of the Company’s common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s stock-based awards. The expected term of the Company’s stock-based awards is based on historical experience.
The assumptions presented in the following table were used to estimate the fair value of stock options and employee stock purchase rights granted under the Company’s stock plans or stock plans assumed from acquisitions:

	Year Ended October 31,
	2015	2014	2013
Stock Options
Expected life (in years)	4.3	4.5	4.7
Risk-free interest rate	1.24% - 1.58%	1.38% - 1.74%	0.62% - 1.66%
Volatility	16.92%-21.76%	18.38%-20.00%	20.61% - 26.47%
Weighted average estimated fair value	$8.77	$10.95	$7.29
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.12% - 0.75%	0.05% - 0.58%	0.10% - 0.43%
Volatility	18.01% - 21.60%	16.84% - 18.78%	17.12% - 21.75%
Weighted average estimated fair value	$11.11	$9.17	$8.19

The following table presents stock compensation expense for fiscal 2015, 2014 and 2013, respectively:

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
Cost of license	$9,162	$8,122	$6,597
Cost of maintenance and service	2,164	2,336	1,628
Research and development expense	43,431	38,241	32,423
Sales and marketing expense	17,744	16,754	13,983
General and administrative expense	13,899	13,987	12,880
Stock compensation expense before taxes	86,400	79,440	67,511
Income tax benefit	(20,071)	(18,224)	(16,446)
Stock compensation expense after taxes	$66,329	$61,216	$51,065
As of October 31, 2015, the Company had $156.9 million of total unrecognized stock compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted average period of 2.5 years.
The cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for the stock awards (excess tax benefits) are classified as cash flows from financing activities. The Company recorded excess tax benefits of $4.2 million in fiscal 2015; no excess tax benefits were recorded in fiscal periods 2014 and 2013.
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
Deferred Plan Assets and Liabilities are as follows:

	As of October 31, 2015	As of October 31, 2014
	(In thousands)
Plan assets recorded in other long-term assets	$158,462	$145,508
Plan liabilities recorded in other long-term liabilities(1)	$158,462	$145,508

(1)	For undistributed deferred compensation balances due to participants.
Income or loss from the change in fair value of the Deferred Plan assets is recorded in other income (expense), net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$3,701	$10,856	$18,453
Other income (expense), net	3,701	10,856	18,453
Net increase (decrease) to net income	$—	$—	$—
Other Retirement Plans. The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans were $40.0 million, $23.8 million and $21.3 million in fiscal 2015, 2014 and 2013, respectively. For employees in the United States and Canada, the Company matches pretax employee contributions up to a maximum of U.S. $3,000 and Canadian $4,000, respectively, per participant per year.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 11. Income Taxes
The domestic and foreign components of the Company’s total income (loss) before provision for income taxes are as follows:

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
United States	$42,571	$(7,638)	$61,818
Foreign	239,039	279,780	213,848
	$281,610	$272,142	$275,666
The components of the (benefit) provision for income taxes were as follows:

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$(21,911)	$(14,951)	$11,692
State	1,385	279	(5,949)
Foreign	39,319	42,085	29,428
	18,793	27,413	35,171
Deferred:
Federal	44,462	(4,612)	4,969
State	(2,282)	(4,141)	933
Foreign	(5,297)	(5,642)	(13,207)
	36,883	(14,395)	(7,305)
Provision (Benefit) for income taxes	$55,676	$13,018	$27,866
The provision (benefit) for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
Statutory federal tax	$98,564	$95,251	$96,483
State tax (benefit), net of federal effect	(4,764)	(4,306)	(2,697)
Tax credits (1)	(13,301)	(5,153)	(24,972)
Tax on foreign earnings less than U.S. statutory tax	(56,536)	(61,376)	(40,156)
Deferred tax reversal resulting from merger of foreign affiliate	—	—	(6,808)
Tax settlements	(6,251)	(19,645)	(1,130)
Stock based compensation	5,406	5,675	4,671
Changes in valuation allowance	(216)	(235)	(776)
Federal statute lapses	(2,265)	(6,746)	—
Integration of acquired technologies	33,015	4,715	3,486
Other	2,024	4,838	(235)
	$55,676	$13,018	$27,866

(1)
As a result of the reinstatement of the U.S. federal research tax credit in fiscal 2013, the Company reflected a tax benefit of approximately $19.0 million in the above amount for the period January 1, 2012 through October 31, 2013. The credit expired on December 31, 2013, resulting in only two months of credit for fiscal 2014. The credit was reinstated in fiscal 2015, resulting in a tax benefit of approximately $12.4 million in the above amount for the period January 1 through December 31, 2014.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2015	2014
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$40,373	$28,608
Deferred revenue	36,460	42,766
Deferred compensation	69,716	56,920
Capitalized costs	60,998	66,616
Capitalized research and development costs	24,748	32,710
Stock compensation	18,001	18,508
Tax loss carryovers	50,987	64,273
Foreign tax credit carryovers	1,064	18,846
Research and other tax credit carryovers	80,327	110,247
Other	5,340	4,689
Gross deferred tax assets	388,014	444,183
Valuation allowance	(48,700)	(45,996)
Total deferred tax assets	339,314	398,187
Deferred tax liabilities:
Intangible assets	66,345	81,218
Undistributed earnings of foreign subsidiaries	933	726
Total deferred tax liabilities	67,278	81,944
Net deferred tax assets	$272,036	$316,243
It is more likely than not that the results of future operations will be able to generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance provided against our deferred tax assets as of October 31, 2015 is mainly attributable to California research credit and international foreign tax credit carryforwards. The valuation allowance increased by a net of $2.7 million in fiscal 2015 due to changes in corresponding deferred tax assets primarily related to California research credit carryforwards.
The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(in thousands)
Federal net operating loss carryforward	$108,533	2016-2034
Federal research credit carryforward	120,243	2019-2035
Federal foreign tax credit carryforward	4,586	2017-2023
International foreign tax credit carryforward	10,104	Indefinite
California research credit carryforward	135,858	Indefinite
Other state research credit carryforward	5,395	2016-2030
State net operating loss carryforward	217,914	2016-2035
The federal and state net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382. Foreign tax credits may only be used to offset tax attributable to foreign source income. The federal research tax credit expired as of December 31, 2014.
The Company has unrecognized deferred tax assets of approximately $83.3 million as of October 31, 2015 attributable to excess tax deductions related to stock options, the benefit of which will be credited to stockholders' equity when realized.
The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign country operations in the future, the

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Company would provide for taxes on such excess amount. As of October 31, 2015, there were approximately $1,047.5 million of earnings upon which U.S. income taxes of approximately $232.0 million have not been provided for.
The gross unrecognized tax benefits increased by approximately $8.0 million during fiscal 2015 resulting in gross unrecognized tax benefits of $132.1 million as of October 31, 2015. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	As of October 31, 2015	As of October 31, 2014
	(in thousands)
Beginning balance	$124,102	$117,760
Increases in unrecognized tax benefits related to prior year tax positions	10,922	2,037
Decreases in unrecognized tax benefits related to prior year tax positions	(7,526)	(23,271)
Increases in unrecognized tax benefits related to current year tax positions	13,232	35,277
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—	(1,858)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5,996)	(8,816)
Increases in unrecognized tax benefits acquired	976	3,575
Changes in unrecognized tax benefits due to foreign currency translation	(3,656)	(602)
	$132,054	$124,102
As of October 31, 2015 and 2014, approximately $129.4 million and $120.5 million, respectively, of the unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.
Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense (benefit) in the consolidated statements of operations and totaled approximately $0.6 million, $0.5 million and $0.2 million for fiscal years 2015, 2014 and 2013, respectively. As of October 31, 2015 and 2014, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $2.2 million and $1.3 million, respectively.
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
The Company and/or its subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
United States—Synopsys	Fiscal 2015
United States—Magma Design Automation	Fiscal 2012
California—Synopsys	Fiscal years after 2010
California—Magma Design Automation	Fiscal years after 2010
Hungary	Fiscal years after 2008
Ireland, Japan, and Taiwan	Fiscal years after 2009
In addition, the Company has made acquisitions with operations in several of its significant jurisdictions which may have years subject to examination different from the years indicated in the above table.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. However, U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Also, there is uncertainty related to the IRS response to the Tax Court opinion, the final resolution of this issue, and the potential favorable benefits to the Company. As such, no impact has been recorded in fiscal 2015. The Company will continue to monitor developments related to this opinion and the potential impact of those developments on the Company's current and prior fiscal years.
IRS Examinations
In the third quarter of fiscal 2015, the Company reached final settlement with the Examination Division of the IRS on the integration of acquired technologies for fiscal 2015 and research tax credit for fiscal 2014. In the fourth quarter of fiscal 2015, the Company reached final settlement with the IRS on the remaining fiscal 2015 issues.
In the first quarter of fiscal 2014, the Company reached final settlement with the IRS on the remaining fiscal 2012 issues and recognized approximately $10.0 million in unrecognized tax benefits. In the fourth quarter of fiscal 2014, the Company reached final settlement with the IRS for its audit of fiscal 2013 and recognized approximately $5.5 million in unrecognized tax benefits.
In the third and fourth quarters of fiscal 2013, the Company reached settlement with the IRS for its audit of certain fiscal 2012 issues, which resulted in a decrease in unrecognized tax benefits of $6.0 million, decrease in deferred tax assets of $4.9 million and a $1.1 million net tax benefit.
Non-U.S. Examinations
Taiwan
In the first quarter of fiscal 2015, the Company reached final settlement with the Taiwan tax authorities for fiscal 2012 with regard to certain transfer pricing issues. As a result of the settlement, the Company recognized approximately $1.1 million in unrecognized tax benefits. In the fourth quarter of fiscal 2015, the Company reached final settlement with the Taiwan tax authorities for fiscal 2013 with regard to certain transfer pricing issues. As a result of the settlement and the application of the settlement to fiscal 2014, the Company's unrecognized tax benefits decreased by $1.2 million and $1.2 million, respectively.
In the second quarter of fiscal 2014, the Company reached settlements with the Taiwan tax authorities for fiscal years 2010 and 2009, with regard to certain transfer pricing issues. As a result of the settlements and the application of the settlement to other open fiscal years, the Company’s unrecognized tax benefits decreased by $5.1 million. The net tax benefit resulting from the settlements and the application to other open fiscal years was $3.9 million.
Note 12. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
Interest income	$2,785	$1,302	$1,891
Interest expense	(2,814)	(1,895)	(1,696)
Gain (loss) on assets related to deferred compensation plan	3,701	10,856	18,453
Foreign currency exchange gain (loss)	6,363	1,195	6,026
Other, net(1)	5,109	11,967	4,499
Total	$15,144	$23,425	$29,173

(1)	See Note 6. Fair Value Measures.

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

	Year Ended October 31,
	2015	2014	2013
	(in thousands)
Revenue:
United States	$1,143,816	$1,020,654	$939,749
Europe	300,352	272,911	273,041
Japan	218,794	238,588	264,141
Asia Pacific and Other	579,249	525,319	485,283
Consolidated	$2,242,211	$2,057,472	$1,962,214

	As of October 31,
	2015	2014
	(in thousands)
Property and Equipment, net:
United States	$192,075	$181,019
Other countries	71,002	68,079
Total	$263,077	$249,098
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.
One customer, in the aggregate, accounted for 12.8%, 10.5%, and 11.3% of the Company’s consolidated revenue in fiscal 2015, 2014 and 2013, respectively.
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

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2015
Revenue	$542,043	$557,204	$555,805	$587,159
Gross margin	417,410	432,232	426,334	447,315
Income before provision for income taxes	76,615	83,884	65,193	55,918
Net income	65,189	55,596	55,387	49,762
Net income per share
Basic	$0.42	$0.36	$0.36	$0.32
Diluted	0.41	0.35	0.35	0.31
2014
Revenue	$478,951	$517,697	$521,812	$539,012
Gross margin	373,102	403,612	406,282	417,591
Income before provision for income taxes	71,184	68,059	70,771	62,128
Net income	67,696	63,317	65,656	62,455
Net income per share
Basic	$0.44	$0.41	$0.42	$0.40
Diluted	0.43	0.40	0.42	0.39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of October 31, 2015, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of October 31, 2015, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2015. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of October 31, 2015, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our executive officers, see Executive Officers of the Registrant in Part I, Item 1 of this Annual Report.
All other information required by this Item is incorporated by reference herein from our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the Proxy Statement) scheduled to be held on March 29, 2016, provided under the headings “Proposal 1: Election of Directors,” “Audit Committee Report,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the Proxy Statement, provided under the headings “Compensation Discussion and Analysis” (and all subheadings thereunder), "Executive Compensation Tables" (and all subheadings thereunder), "Director Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from the Proxy Statement, provided under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference from the Proxy Statement, provided under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” (under the subheading “Director Independence”).

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference from the Proxy Statement, provided under the subheadings "Fees and Services of Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policies and Procedures" under the proposal titled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements
The following documents are included as Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)	Exhibits
See Item 15(b) below.

(b)	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Amended and Restated Credit Agreement, dated May 19, 2015, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A., U.S. Bank, N.A., and MUFG Union Bank, N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.15	5/20/2015

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.2	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC, (“The October 14, 2011 Lease”)	10-K	000-19807	10.19	12/16/2011
10.2(i)†	Notification of Change of Ownership of Leased Premises under The October 14, 2011 Lease—Effective May 9, 2012	10-K	000-19807	10.10(i)	12/20/2012
10.2(ii)	First Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(ii)	3/4/2013
10.2(iii)	Second Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(iii)	5/22/2015
10.3	Lease Agreement, dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership, (“The January 2, 1996 Lease”)	10-Q	000-19807	10.28	5/14/1996
10.3(i)	First Amendment to The January 2, 1996 Lease	8-K	000-19807	10.42	9/12/2006
10.3(ii)	Second Amendment to The January 2, 1996 Lease	8-K	000-19807	10.41	9/12/2006
10.3(iii)	Third Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iii)	12/20/2012
10.3(iv)	Fourth Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iv)	12/20/2012
10.3(v)†	Notification of Change of Ownership of Leased Premises under The January 2, 1996 Lease—Effective September 25, 2012	10-K	000-19807	10.8(v)	12/20/2012
10.4*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.23	4/6/2015
10.5*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.6*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
10.7*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.12	4/4/2014
10.8*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.19	4/4/2014
10.9*	Form of Restricted Stock Grant Notice and Award Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.33	12/16/2011

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.10*	Form of Stock Options Grant Notice and Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.34	12/16/2011
10.11*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	6/10/2004
10.12*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/9/2009
10.13	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	7/14/2011
10.14	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)
10.15*	Non-Employee Director Compensation Arrangements					X
10.16*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.50	6/3/2008
10.17*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.51	6/3/2008
10.18*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	1/28/2010
10.19*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/2008
10.20*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/2008
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: December 14, 2015	By:	/s/ Trac Pham
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ AART J. DE GEUS	Co-Chief Executive Officer (Co-Principal Executive Officer) and Chairman of the Board of Directors	December 14, 2015
Aart J. de Geus

/S/ CHI-FOON CHAN	Co-Chief Executive Officer (Co-Principal Executive Officer), President and Director	December 14, 2015
Chi-Foon Chan

/S/ TRAC PHAM	Chief Financial Officer (Principal Financial Officer)	December 14, 2015
Trac Pham

/S/ SUDHINDRA KANKANWADI	Vice President, Corporate Controller (Principal Accounting Officer)	December 14, 2015
Sudhindra Kankanwadi

/S/ ALFRED F. CASTINO	Director	December 14, 2015
Alfred F. Castino

/S/ JANICE D. CHAFFIN	Director	December 14, 2015
Janice D. Chaffin

/S/ BRUCE R. CHIZEN	Director	December 14, 2015
Bruce R. Chizen

/S/ DEBORAH A. COLEMAN	Director	December 14, 2015
Deborah A. Coleman

/S/ CHRYSOSTOMOS L. NIKIAS	Director	December 14, 2015
Chrysostomos L. Nikias

/S/ JOHN G. SCHWARZ	Director	December 14, 2015
John G. Schwarz

/S/ ROY VALLEE	Director	December 14, 2015
Roy Vallee

/S/ STEVEN C. WALSKE	Director	December 14, 2015
Steven C. Walske

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	02/24/92 (effective date)
10.1	Amended and Restated Credit Agreement, dated May 19, 2015, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A., U.S. Bank, N.A., and MUFG Union Bank, N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.15	5/20/2015
10.2	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC, (“The October 14, 2011 Lease”)	10-K	000-19807	10.19	12/16/2011
10.2(i)†	Notification of Change of Ownership of Leased Premises under The October 14, 2011 Lease—Effective May 9, 2012	10-K	000-19807	10.10(i)	12/20/2012
10.2(ii)	First Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(ii)	3/4/2013
10.2(iii)	Second Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(iii)	5/22/2015
10.3	Lease Agreement, dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership, (“The January 2, 1996 Lease”)	10-Q	000-19807	10.28	5/14/1996
10.3(i)	First Amendment to The January 2, 1996 Lease	8-K	000-19807	10.42	9/12/2006
10.3(ii)	Second Amendment to The January 2, 1996 Lease	8-K	000-19807	10.41	9/12/2006
10.3(iii)	Third Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iii)	12/20/2012
10.3(iv)	Fourth Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iv)	12/20/2012

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.3(v)†	Notification of Change of Ownership of Leased Premises under The January 2, 1996 Lease—Effective September 25, 2012	10-K	000-19807	10.8(v)	12/20/2012
10.4*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.23	4/6/2015
10.5*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.6*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
10.7*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.12	4/4/2014
10.8*	2005 Non-Employee Director Equity Incentive Plan, as amended	8-K	000-19807	10.19	4/4/2014
10.9*	Form of Restricted Stock Grant Notice and Award Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.33	12/16/2011
10.10*	Form of Stock Options Grant Notice and Option Agreement under 2005 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.34	12/16/2011
10.11*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	6/10/2004
10.12*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/9/2009
10.13	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	7/14/2011
10.14	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	02/24/92 (effective date)
10.15*	Non-Employee Director Compensation Arrangements					X
10.16*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.50	6/3/2008
10.17*	Amended and Restated Employment Agreement, dated June 2, 2008, between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.51	6/3/2008

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.18*	Executive Incentive Plan 162(m)	8-K	000-19807	10.42	1/28/2010
10.19*	Form of Amended and Restated Executive Change of Control Severance Benefit Plan	10-K	000-19807	10.32	12/22/2008
10.20*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/2008
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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