Form 10-Q
period 2016-01-31
SYNOPSYS INC
filed 2016-02-22
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 19, 2016, there were 151,527,833 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2016	October 31, 2015*
ASSETS
Current assets:
Cash and cash equivalents	$582,986	$836,188
Short-term investments	122,948	128,747
Total cash, cash equivalents and short-term investments	705,934	964,935
Accounts receivable, net	354,766	385,694
Income taxes receivable and prepaid taxes	48,550	46,732
Prepaid and other current assets	91,278	71,446
Total current assets	1,200,528	1,468,807
Property and equipment, net	261,235	263,077
Goodwill	2,472,844	2,471,241
Intangible assets, net	337,380	363,659
Long-term prepaid taxes	19,207	18,736
Long-term deferred income taxes	280,009	273,909
Other long-term assets	176,320	186,310
Total assets	$4,747,523	$5,045,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$254,872	$385,542
Accrued income taxes	16,386	19,565
Deferred revenue	934,524	968,246
Short-term debt	227,500	205,000
Total current liabilities	1,433,282	1,578,353
Long-term accrued income taxes	34,509	37,763
Long-term deferred revenue	96,643	93,613
Other long-term liabilities	192,706	202,021
Total liabilities	1,757,140	1,911,750
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 151,509 and 155,157 shares outstanding, respectively	1,515	1,552
Capital in excess of par value	1,602,206	1,610,460
Retained earnings	1,784,317	1,725,727
Treasury stock, at cost: 5,755 and 2,107 shares, respectively	(268,860)	(98,375)
Accumulated other comprehensive income (loss)	(128,795)	(105,375)
Total stockholders’ equity	2,990,383	3,133,989
Total liabilities and stockholders’ equity	$4,747,523	$5,045,739
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended January 31,
	2016	2015
Revenue:
Time-based license	$464,280	$431,026
Upfront license	43,437	46,480
Maintenance and service	60,887	64,537
Total revenue	568,604	542,043
Cost of revenue:
License	76,393	70,784
Maintenance and service	22,525	27,983
Amortization of intangible assets	30,526	25,866
Total cost of revenue	129,444	124,633
Gross margin	439,160	417,410
Operating expenses:
Research and development	196,705	181,610
Sales and marketing	122,620	106,169
General and administrative	39,697	36,354
Amortization of intangible assets	6,935	6,442
Restructuring charges	2,093	15,336
Total operating expenses	368,050	345,911
Operating income	71,110	71,499
Other income (expense), net	(6,768)	5,116
Income before income taxes	64,342	76,615
Provision (benefit) for income taxes	4,307	11,426
Net income	$60,035	$65,189
Net income per share:
Basic	$0.39	$0.42
Diluted	$0.39	$0.41
Shares used in computing per share amounts:
Basic	152,968	154,458
Diluted	155,283	157,206
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Net income	$60,035	$65,189
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(14,455)	(23,453)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(47)	17
Cash flow hedges:
Deferred gains (losses), net of tax of $3,652 and $4,845, respectively	(12,634)	(12,775)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,381) and $(390), respectively	3,716	1,055
Other comprehensive income (loss), net of tax effects	(23,420)	(35,156)
Comprehensive income	$36,615	$30,033
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended January 31,
	2016	2015
Cash flow from operating activities:
Net income	$60,035	$65,189
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	56,436	50,529
Stock compensation	23,013	20,581
Allowance for doubtful accounts	250	300
(Gain) loss on sale of investments	3	(12)
Excess tax benefits from stock-based compensation	(440)	—
Deferred income taxes	(3,955)	(158)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	30,365	40,857
Prepaid and other current assets	(27,825)	(42,860)
Other long-term assets	9,008	(7,597)
Accounts payable and accrued liabilities	(145,229)	(125,320)
Income taxes	(4,734)	(14,024)
Deferred revenue	(32,097)	(74,828)
Net cash used in operating activities	(35,170)	(87,343)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	40,489	8,012
Purchases of short-term investments	(34,933)	(128,427)
Proceeds from sales of long-term investments	161	—
Purchases of property and equipment	(15,337)	(19,607)
Cash paid for acquisitions and intangible assets, net of cash acquired	(18,941)	—
Capitalization of software development costs	(920)	(909)
Net cash used in investing activities	(29,481)	(140,931)
Cash flows from financing activities:
Proceeds from credit facility	30,000	250,000
Repayment of debt	(7,500)	(22,723)
Issuances of common stock	(3,725)	10,542
Purchase of equity forward contract	(40,000)	(36,000)
Purchases of treasury stock	(160,000)	(144,000)
Excess tax benefits from stock-based compensation	440	—
Other	(1,470)	(14)
Net cash provided by (used in) financing activities	(182,255)	57,805
Effect of exchange rate changes on cash and cash equivalents	(6,296)	(18,469)
Net change in cash and cash equivalents	(253,202)	(188,938)
Cash and cash equivalents, beginning of year	836,188	985,762
Cash and cash equivalents, end of period	$582,986	$796,824
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) is a global leader in providing software, intellectual property and services used by designers along the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the quality and security of their products. The Company is a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits, also known as chips. The Company also offers intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. The Company provides software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, which are sold primarily to semiconductor and electronics companies, the Company provides technical services to support these solutions and help its customers develop chips and electronic systems. The Company is also a leading provider of software tools that developers use to improve the quality and security of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
Note 2. Summary of Significant Accounting Policies
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2015 as filed with the SEC on December 14, 2015.
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
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2016 and 2015 are both 52-week years. The first fiscal quarters of fiscal 2016 and 2015 ended on January 30, 2016 and January 31, 2015, respectively, and the prior fiscal year ended on October 31, 2015. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Note 3. Goodwill and Intangible Assets
Goodwill as of January 31, 2016 and October 31, 2015 consisted of the following:

(in thousands)
As of October 31, 2015	$2,471,241
Additions	8,904
Adjustments(1)	134
Effect of foreign currency translation	(7,435)
As of January 31, 2016	$2,472,844

(1)	Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was finalized during the reporting period.

Intangible assets as of January 31, 2016 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$595,256	$397,645	$197,611
Customer relationships	232,001	121,388	110,613
Contract rights intangible	165,952	150,172	15,780
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	20,729	11,457	9,272
Capitalized software development costs	26,431	22,327	4,104
Total	$1,042,899	$705,519	$337,380

Intangible assets as of October 31, 2015 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$584,293	$375,395	$208,898
Customer relationships	231,908	115,170	116,738
Contract rights intangible	165,623	141,763	23,860
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	20,729	10,665	10,064
Capitalized software development costs	25,511	21,412	4,099
Total	$1,030,594	$666,935	$363,659

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Core/developed technology	$22,256	$18,009
Customer relationships	6,193	5,748
Contract rights intangible	8,221	7,852
Trademarks and trade names	791	699
Capitalized software development costs(2)	915	906
Total	$38,376	$33,214

(2) Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2016	$91,536
2017	90,821
2018	65,607
2019	42,487
2020	28,506
2021 and thereafter	18,423
Total	$337,380

Note 4. Financial Assets and Liabilities

Cash equivalents and short-term investments. The Company classifies time deposits and other investments with maturities less than three months as cash equivalents. Debt securities and other investments with maturities longer than three months are classified as short-term investments. The Company’s investments generally have a term of less than three years and are classified as available-for-sale carried at fair value, with unrealized gains and losses included in the unaudited condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss), net of tax. Those unrealized gains or losses deemed other than temporary are reflected in other income (expense), net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income (expense), net.
As of January 31, 2016, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$199,561	$—	$—	$—	$199,561
Commercial paper	1,199	—	—	—	1,199
Certificates of deposit	2,400	—	—	—	2,400
U.S. government agency securities	4,337	—	—	—	4,337
Total:	$207,497	$—	$—	$—	$207,497
Short-term investments:
U.S. government agency securities	$13,718	$6	$(6)	$—	$13,718
Municipal bonds	1,402	1	—	—	1,403
Certificates of deposit	8,297	—	—	—	8,297
Commercial paper	11,430	—	—	—	11,430
Corporate debt securities	65,160	8	(61)	—	65,107
Asset-backed securities	22,009	5	(25)	—	21,989
Non-U.S. government agency securities	1,006	—	(2)	—	1,004
Total:	$123,022	$20	$(94)	$—	$122,948

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of October 31, 2015, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$233,839	$—	$—	$—	$233,839
Commercial paper	1,834	—	—	—	1,834
Certificates of deposit	3,500	—	—	—	3,500
Asset-backed securities	300	—	(1)	—	299
Total:	$239,473	$—	$(1)	$—	$239,472
Short-term investments:
U.S. government agency securities	$12,615	$3	$(4)	$—	$12,614
Municipal bonds	1,403	1	(1)	—	1,403
Certificates of deposit	9,800	—	—	—	9,800
Commercial paper	12,129	—	—	—	12,129
Corporate debt securities	67,201	27	(40)	—	67,188
Asset-backed securities	24,619	2	(13)	—	24,608
Non-U.S. government agency securities	1,007	—	(2)	—	1,005
Total:	$128,774	$33	$(60)	$—	$128,747

(1)	See Note 5. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of January 31, 2016, the stated maturities of the Company's available-for-sale securities are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$78,384	$78,349
Due in 2-5 years	42,914	42,871
Due in 6-10 years	1,724	1,728
Total	$123,022	$122,948
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(3,763)	$(2,758)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of January 31, 2016	As of October 31, 2015
	(in thousands)
Total gross notional amount	$736,676	$781,752
Net fair value	$(16,412)	$(3,819)
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2016
Other current assets	$2,042	$1
Accrued liabilities	$18,031	$424
As of October 31, 2015
Other current assets	$6,461	$1
Accrued liabilities	$10,141	$140
The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2016
Foreign exchange contracts	Revenue	$(1,491)	Revenue	$212
Foreign exchange contracts	Operating expenses	(11,268)	Operating expenses	(3,928)
Total		$(12,759)		$(3,716)
Three months ended January 31, 2015
Foreign exchange contracts	Revenue	$2,966	Revenue	$2,381
Foreign exchange contracts	Operating expenses	(15,795)	Operating expenses	(3,436)
Total		$(12,829)		$(1,055)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2016	$254	$1,402
For the three months ended January 31, 2015	$740	$1,072

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2016:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$199,561	$199,561	$—	$—
Commercial paper	1,199	—	1,199	—
Certificates of deposit	2,400	—	2,400	—
U.S. government agency securities	4,337	—	4,337	—
Short-term investments:
U.S. government agency securities	13,718	—	13,718	—
Municipal bonds	1,403	—	1,403	—
Certificates of deposit	8,297	—	8,297	—
Commercial paper	11,430	—	11,430	—
Corporate debt securities	65,107	—	65,107	—
Asset-backed securities	21,989	—	21,989	—
Non-U.S. government agency securities	1,004	—	1,004	—
Prepaid and other current assets:
Foreign currency derivative contracts	2,043	—	2,043	—
Other long-term assets:
Deferred compensation plan assets	149,401	149,401	—	—
Total assets	$481,889	$348,962	$132,927	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$18,455	$—	$18,455	$—
Other long-term assets:
Deferred compensation plan liabilities	149,401	149,401	—	—
Total liabilities	$167,856	$149,401	$18,455	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2015:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$233,839	$233,839	$—	$—
Commercial paper	$1,834	$—	$1,834	$—
Certificates of deposit	$3,500	$—	$3,500	$—
Asset-backed securities	$299	$—	$299	$—
Short-term investments:
U.S. government agency securities	$12,614	$—	$12,614	$—
Municipal bonds	$1,403	$—	$1,403	$—
Certificates of deposit	$9,800	$—	$9,800	$—
Commercial paper	$12,129	$—	$12,129	$—
Corporate debt securities	$67,188	$—	$67,188	$—
Asset-backed securities	$24,608	$—	$24,608	$—
Non-U.S. government agency securities	$1,005	$—	$1,005	$—
Prepaid and other current assets:
Foreign currency derivative contracts	6,462	—	6,462	—
Other long-term assets:
Deferred compensation plan assets	158,462	158,462	—	—
Total assets	$533,143	$392,301	$140,842	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,281	$—	$10,281	$—
Other long-term liabilities:
Deferred compensation plan liabilities	$158,462	$158,462	$—	$—
Total liabilities	$168,743	$158,462	$10,281	$—

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
The Company did not recognize any impairment during the three months ended January 31, 2016 and 2015, respectively.

As of January 31, 2016, the fair value of the Company’s non-marketable securities was $10.2 million, of which $6.6 million and $3.6 million were accounted for under the cost method and equity method, respectively. As of October 31, 2015, the fair value of non-marketable securities was $10.3 million, of which $6.6 million and $3.7 million were accounted for under the cost method and equity method, respectively.
Note 6. Liabilities and Restructuring Charges
During fiscal 2015, the Company recorded restructuring costs of $15.1 million which included a voluntary retirement program (VRP) and a minimal headcount reduction program. As of October 31, 2015, there was no outstanding balance in restructuring charges.
During the first quarter of fiscal 2016, the Company recorded $2.1 million of restructuring charges. Payments of these restructuring charges are anticipated to be completed before the end of fiscal 2016.
Accounts payable and accrued liabilities consist of:

	January 31, 2016	October 31, 2015
	(in thousands)
Payroll and related benefits	$171,906	$315,078
Other accrued liabilities	62,806	60,545
Accounts payable	20,160	9,919
Total	$254,872	$385,542
Other long-term liabilities consist of:

	January 31, 2016	October 31, 2015
	(in thousands)
Deferred compensation liability	$149,401	$158,462
Other long-term liabilities	43,305	43,559
Total	$192,706	$202,021
Note 7. Credit Facility
On February 17, 2012, the Company entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. The Company can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring the Company to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by the Company by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2016, the Company is in compliance with all financial covenants.
As of January 31, 2016, the Company had a $37.5 million outstanding balance under the Term Loan and a $190.0 million outstanding balance under the Revolver, all of which are considered short term liabilities. As of October 31, 2015, the Company had a $45.0 million outstanding balance under the Term Loan and a $160.0 million outstanding balance under the Revolver, all of which are considered short term liabilities. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the amended and restated Credit Agreement. As of January 31, 2016, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.

The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the amended and restated Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	January 31, 2016	October 31, 2015
	(in thousands)
Cumulative currency translation adjustments	$(104,963)	$(90,508)
Unrealized gain (loss) on derivative instruments, net of taxes	(23,757)	(14,839)
Unrealized gain (loss) on available-for-sale securities, net of taxes	(75)	(28)
Total accumulated other comprehensive income (loss)	$(128,795)	$(105,375)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$212	$2,381
Operating expenses	(3,928)	(3,436)
Gain (loss) on available-for-sale securities
Other income (expense)	$(3)	12
Total reclassifications into net income	$(3,719)	$(1,043)
Note 9. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on September 1, 2015. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2016, $300.0 million remained available for further repurchases under the program.
In August 2015, the Company entered into an accelerated share repurchase agreement (the August 2015 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the August 2015 ASR, the Company made a prepayment of $100.0 million and received an initial share delivery of shares valued at $80.0 million. The remaining balance of $20.0 million was included within stockholders' equity during fiscal 2015 and was settled in the first quarter of fiscal 2016. Total shares purchased under the August 2015 ASR were approximately 2.1 million shares, at an average purchase price of $48.06 per share.
In December 2015, the Company entered into two simultaneous accelerated share repurchase agreements (December 2015 ASRs) to repurchase an aggregate of $200.0 million of the Company’s common stock. Pursuant to the December 2015 ASRs, the Company made a prepayment of $200.0 million and received initial share deliveries of shares valued at $160.0 million with an average purchase price of $46.08 per share. The remaining balance of $40.0 million is anticipated to be settled on or before April 29, 2016, upon completion of the repurchase. Under the terms of the December 2015 ASRs, the specific number of shares that the Company ultimately repurchases will be based on the volume-weighted average share price of the Company’s common stock during the repurchase period, less a discount.
Stock repurchase activities are as follow:

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Total shares repurchased	3,849	3,290
Total cost of the repurchased shares(1)	$180,000	$144,000
Reissuance of treasury stock	200	782

(1)
The first quarter of fiscal 2016 includes the settlement of the $20.0 million equity forward contract related to the above-referenced August 2015 ASR and does not include the $40.0 million equity forward contract related to the above-referenced December 2015 ASRs.

Note 10. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Cost of license	$2,596	$2,118
Cost of maintenance and service	579	542
Research and development expense	11,585	10,200
Sales and marketing expense	4,701	4,247
General and administrative expense	3,552	3,474
Stock compensation expense before taxes	23,013	20,581
Income tax benefit	(5,153)	(4,699)
Stock compensation expense after taxes	$17,860	$15,882
As of January 31, 2016, there was $157.3 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.6 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Intrinsic value of awards exercised	$1,274	$11,517
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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income	$60,035	$65,189
Denominator:
Weighted-average common shares for basic net income per share	152,968	154,458
Dilutive effect of potential common shares from equity-based compensation	2,315	2,748
Weighted-average common shares for diluted net income per share	155,283	157,206
Net income per share:
Basic	$0.39	$0.42
Diluted	$0.39	$0.41
Anti-dilutive employee stock-based awards excluded(1)	2,441	2,440

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

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Revenue:
United States	$274,930	$277,587
Europe	71,935	71,883
Japan	53,246	60,852
Asia-Pacific and Other	168,493	131,721
Consolidated	$568,604	$542,043
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

One customer accounted for 12.2% and 11.3% of the Company’s unaudited condensed consolidated revenue in the three months ended January 31, 2016 and 2015, respectively.

Note 13. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Interest income	$580	$1,148
Interest expense	(673)	(653)
Gain (loss) on assets related to executive deferred compensation plan	(9,394)	(697)
Foreign currency exchange gain (loss)	580	3,694
Other, net	2,139	1,624
Total	$(6,768)	$5,116
Note 14. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2016	2015
	(in thousands)
Income before income taxes	$64,342	$76,615
Provision (benefit) for income taxes	$4,307	$11,426
Effective tax rate	6.7%	14.9%
The Company’s effective tax rate for the three months ended January 31, 2016 is lower than the statutory federal income tax rate of 35% primarily due to lower taxes on certain earnings considered as indefinitely reinvested in foreign operations and U.S. federal and California research tax credits, partially offset by state taxes and the tax effect of non-deductible stock compensation and the integration of acquired technologies.
The Company's effective tax rate decreased in the three months ended January 31, 2016, as compared to the same period in fiscal 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit, partially offset by an increase in the valuation allowance on deferred tax assets.
On December 18, 2015, the president signed into law the Protecting Americans from Tax Hikes Act of 2015 which permanently reinstated the research tax credit retroactive to January 1, 2015. As a result of the new legislation, the Company recognized a benefit in the first quarter of 2016 related to ten months of fiscal 2015 and two months of fiscal 2016 as well as a benefit to the annual effective tax rate for ten months of fiscal 2016.
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
The Company’s total gross unrecognized tax benefits at January 31, 2016 are $116.7 million exclusive of interest and penalties. If the total gross unrecognized tax benefits at January 31, 2016 were recognized in the future, approximately $113.9 million would decrease the effective tax rate.
The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming twelve months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $24 million.
During the first quarter of fiscal 2016, the Company early adopted Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17) on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as non-current in the Company's unaudited condensed consolidated balance sheets, which is a change from the Company's prior period presentations whereby certain of its deferred tax assets were classified as current and the remainder were classified as non-current. Upon adoption of ASU 2015-17, current deferred tax assets of $95.0 million in the Company's October 31, 2015 consolidated balance sheet were reclassified as non-current.

State Examinations
In the first quarter of fiscal 2016, the Company reached final settlement with the California Franchise Tax Board for fiscal 2011, 2010 and 2009. As a result of the settlement, the Company reduced its deferred tax assets by $4.9 million, recognized $10.3 million in unrecognized tax benefits, and increased its valuation allowance by $5.4 million.
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
The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, as filed with the SEC on December 14, 2015.
Overview
Business Summary
Synopsys, Inc. provides software, intellectual property, and services used by designers along the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the quality and security of their products. We are a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits, also known as chips. We also offer intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, which are sold primarily to semiconductor and electronics companies, we provide technical services to support our solutions and help our customers develop chips and electronic systems. We are also a leading provider of software tools that developers use to improve the quality and security of software code in a wide variety of industries, including electronics, financial services, energy, and industrials.
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
Financial Performance Summary
In the first quarter of fiscal 2016, compared to the same period of fiscal 2015:

•
We delivered a very good start to the year.  Revenue increased by $26.6 million, or 5%, driven by increases in license revenue from arrangements booked in prior periods and to a lesser extent from prior-year acquisitions.

•	Total costs and operating expenses were $497.5 million, an increase of $27.0 million or 6%, primarily due to an increase in headcount, including from acquisitions.

•	Our cash, cash equivalents and short-term investments were $705.9 million as of January 31, 2016, of which 16% was in the U.S.

•	Our net income for the period ended January 31, 2016 was $60.0 million, lower by $5.2 million or 8%, due to higher costs and operating expense.

•
We entered into an Accelerated Share Repurchase Program for $200.0 million, repurchasing approximately 3.5 million shares (80% of the total amount).  We expect to receive the remaining shares by April 29, 2016.

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
Our critical accounting policies and estimates are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, filed with the SEC on December 14, 2015.

Results of Operations
Revenue Background
We generate our revenue from the sale of our software licenses, maintenance and professional services and to a small extent, hardware products. Software license revenue consists of fees associated with the licensing of our software. Maintenance and professional service revenue consists of maintenance fees associated with perpetual and term licenses and professional services fees. Hardware revenue consists of sales of FPGA-based emulation and prototyping products.
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

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average license term of the TSLs and term licenses we entered into for the three months ended January 31, 2016 and 2015 was 3.7 and 2.4 years, respectively.

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
Total Revenue

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$568.6	$542.0	$26.6	5%
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
The increase in total revenue for the three months ended January 31, 2016 compared to the same period in fiscal 2015 was primarily attributable to an increase in time-based license revenue from arrangements booked in prior periods and to a lesser extent, contributions from acquisitions, which were partially offset by decreases in upfront license revenue and professional services revenue.
Time-Based License Revenue

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$464.3	$431.0	$33.3	8%
Percentage of total revenue	82%	79%
The increase in time-based license revenue for the three months ended January 31, 2016 compared to the same period in fiscal 2015 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods and, to a lesser extent, contributions from acquisitions.

Upfront License Revenue

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$43.4	$46.5	$(3.1)	(7)%
Percentage of total revenue	8%	9%
Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The slight decrease in upfront license revenue for the three months ended January 31, 2016 compared to the same period in fiscal 2015 was primarily attributable to lower sales of perpetual licenses and hardware products driven by timing of customer requirements.
As our sales of hardware products grow, upfront license revenue may increase as a percentage of total revenue, but we expect it to remain consistent with our business model in which approximately 90% of our total revenue consists of time-based revenue.

Maintenance and Service Revenue

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$18.0	$17.5	$0.5	3%
Professional services and other revenue	42.9	47.0	(4.1)	(9)%
Total maintenance and service revenue	$60.9	$64.5	$(3.6)	(6)%
Percentage of total revenue	11%	12%
Changes in maintenance revenue are generally attributable to timing of perpetual contracts and maintenance renewals. Maintenance revenue for the three months ended January 31, 2016 was relatively flat compared to the same period in fiscal 2015.
The changes in professional services and other revenue for three months ended January 31, 2016 compared to the same period in fiscal 2015 were primarily due to the timing of IP customization and consulting projects that are accounted for using the percentage of completion method.
Cost of Revenue

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$76.4	$70.8	$5.6	8%
Cost of maintenance and service revenue	22.5	28.0	(5.5)	(20)%
Amortization of intangible assets	30.5	25.8	4.7	18%
Total	$129.4	$124.6	$4.8	4%
Percentage of total revenue	23%	23%
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
The increase in cost of revenue for the three months ended January 31, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $4.7 million in amortization of intangible assets, and $2.4 million in personnel-related costs driven by higher headcount, which were partially offset by a decrease of $5.2 million in costs related to our professional services revenue.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$196.7	$181.6	$15.1	8%
Percentage of total revenue	35%	34%
The increase in research and development expenses for the three months ended January 31, 2016 compared to the same period in fiscal 2015 was primarily due to an increase of $11.7 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$122.6	$106.2	$16.4	15%
Percentage of total revenue	22%	20%
The increase in sales and marketing expenses for the three months ended January 31, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $12.7 million in variable compensation primarily due to higher shipments, and $3.1 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$39.7	$36.4	$3.3	9%
Percentage of total revenue	7%	7%
The increase in general and administrative expenses for the three months ended January 31, 2016 compared to the same period in fiscal 2015 was primarily due to an increase of $5.2 million in professional services costs which was partially offset by $2.5 million lower facilities expenses.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$30.5	$25.9	$4.6	18%
Included in operating expenses	6.9	6.4	0.5	8%
Total	$37.4	$32.3	$5.1	16%
Percentage of total revenue	7%	6%
The increase in amortization of intangible assets for the three months ended January 31, 2016 compared to the same period in fiscal 2015 was primarily due to the additions of acquired intangible assets which were partially offset by certain intangible assets being fully amortized. See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
During the three months ended January 31, 2016 and 2015, we recorded $2.1 million and $15.3 million of restructuring charges, respectively. The fiscal 2015 restructuring program, included a voluntary retirement program (VRP) and a minimal headcount reduction program, was completed as of October 31, 2015.
Other Income (Expense), net

	January 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.6	$1.2	$(0.6)	(50)%
Interest (expense)	(0.7)	(0.7)	—	—%
Gain (loss) on assets related to executive deferred compensation plan assets	(9.4)	(0.7)	(8.7)	1,243%
Foreign currency exchange gain (loss)	0.6	3.7	(3.1)	(84)%
Other, net	2.1	1.6	0.5	31%
Total	$(6.8)	$5.1	$(11.9)	(233)%
Other income (expense), net, for the three months ended January 31, 2016 was lower compared to the same period in fiscal 2015 primarily due to higher losses in the market value of our executive deferred compensation plan assets and lower foreign currency exchange gains as a result of less movement in foreign currency exchange rates.
Taxes

Our effective tax rate decreased in the three months ended January 31, 2016, as compared to the same periods in fiscal 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit, partially offset by an increase in the valuation allowance on deferred tax assets. For further discussion of the provision for income taxes, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2016, we held an aggregate of $110.9 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $595.0 million in our foreign subsidiaries. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered indefinitely reinvested outside the U.S. However, in the event funds from foreign subsidiaries were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the three months ended January 31, 2016.
Cash, Cash Equivalents and Short-Term Investments

	January 31, 2016	October 31, 2015	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$583.0	$836.2	$(253.2)	(30)%
Short-term investments	$122.9	$128.7	$(5.8)	(5)%
Total	$705.9	$964.9	$(259.0)	(27)%
Cash, cash equivalents and short-term investments decreased primarily due to cash used for stock repurchases under our accelerated stock repurchase agreement entered into in December 2015 (the December 2015 ASR), cash paid for acquisitions and intangible assets, purchases of property and equipment and cash paid for our accrued annual compensation, which were partially offset by proceeds from our senior unsecured revolving credit facility.

Cash Flows

	January 31,
	2016	2015	$ Change
	(dollars in millions)
Three months ended
Cash used in operating activities	$(35.2)	$(87.3)	$52.1
Cash used in investing activities	(29.5)	(140.9)	111.4
Cash provided by (used in) financing activities	(182.3)	57.8	(240.1)
We expect cash from our operating activities to fluctuate as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing and amount of tax and other liability payments. Cash provided by or used in our operations is dependent primarily upon the payment terms of our license agreements. We generally receive cash from upfront arrangements much sooner than from time-based license revenue, in which the license fee is typically paid either quarterly or annually over the term of the license.
Cash used in operating activities. Cash used in operating activities for the three months ended January 31, 2016 was lower compared to the same period in fiscal 2015, primarily due to the timing of billings and collections.
Cash used in investing activities. Cash used in investing activities for the three months ended January 31, 2016 was lower compared to the same period in fiscal 2015, primarily due to lower purchases of short-term investments of $93.5 million, higher proceeds from the sales of our short-term investments of $32.5 million, partially offset by cash paid for acquisitions and intangible assets, net of cash acquired, of $18.9 million.
Cash provided by (used in) financing activities. Cash used in financing activities for the three months ended January 31, 2016 was higher compared to the same period in fiscal 2015, primarily due to $220.0 million lower proceeds from the draw down of our senior unsecured revolving credit facility, and a $20.0 million increase in our purchases of treasury stock and equity forward contract under our accelerated share repurchase agreements, partially offset by a $15.2 million decrease for repayment of debt.
Accounts Receivable, net

	January 31, 2016	October 31, 2015	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$354.8	$385.7	$(30.9)	(8)%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 57 days at January 31, 2016, and 60 days at October 31, 2015. Accounts receivable decreased primarily due to the timing of billings to customers and collections.
Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	January 31, 2016	October 31, 2015	$ Change	% Change
	(dollars in millions)
Current assets	$1,200.5	$1,468.8	$(268.3)	(18)%
Current liabilities	1,433.3	1,578.4	(145.1)	(9)%
Working capital	$(232.8)	$(109.6)	$(123.2)	112%
Decreases in our working capital were primarily due to (1) a decrease of $259.0 million in cash, cash equivalents and short-term investments, (2) a decrease of $30.9 million in accounts receivable, net, and (3) a $22.5 million increase in short-term debt. These decreases in working capital were partially offset by (1) a decrease of $130.7 million in accounts payable and accrued liabilities due to timing of disbursements, (2) a decrease of $33.7 million in deferred revenue and (3) an increase of $19.8 million in prepaid and other current assets.
Other Commitments—Credit Facility
On February 17, 2012, we entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. We can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring us to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by us by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2016, we are in compliance with all financial covenants.
As of January 31, 2016, we had a $37.5 million outstanding balance under the Term Loan and a $190.0 million outstanding balance under the Revolver, all of which is considered short term. As of October 31, 2015, we had a $45.0 million outstanding balance under the Term Loan and a $160.0 million outstanding balance under the Revolver, all of which was considered short term. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the amended and restated Credit Agreement. As of January 31, 2016, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.

Other
Our available-for-sale securities as of January 31, 2016 consist of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of January 31, 2016, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months ended January 31, 2016, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
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
As of January 31, 2016, our exposure to market risk has not changed materially since October 31, 2015. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, filed with the SEC on December 14, 2015.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of January 31, 2016, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2016, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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

PTO Proceedings
On September 26, 2012, Synopsys filed two inter partes review requests with the U.S. Patent and Trademark Office (the PTO) challenging the validity of Mentor’s ‘376 and ‘882 patents. The PTO granted review of the ‘376 patent and denied review of the ‘882 patent. On February 19, 2014, the PTO issued its final decision in the review of the ‘376 patent, finding some of the challenged claims invalid and some of the challenged claims valid. On April 22, 2014, Synopsys appealed to the Federal Circuit from the PTO’s decision finding certain claims valid. Mentor filed a cross-appeal on May 2, 2014 from the PTO's decision finding certain claims invalid. On February 10, 2016, the Federal Circuit affirmed the PTO's decision in all respects.
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
While the global economy has shown improvement, there are still uncertainties surrounding the strength of the recovery in many regions. Weakness in the global economy has adversely affected consumer confidence and the growth of the semiconductor industry in recent years, causing semiconductor companies to behave cautiously and focus on their costs, including their research and development budgets, which capture spending on EDA products and services. Further uncertainty caused by challenging global economic conditions could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Continuing caution by semiconductor companies could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts and in turn could adversely affect our business, operating results and financial condition.
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

Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles. It is likely that many of these recommendations will be adopted by various countries in which we do business and may increase our taxes in these countries. In addition, the Republic of Ireland has changed its corporate residence rules and will require changes to our tax position by January 1, 2021. Changes to these and other areas in relation to international tax reform could increase uncertainty in the corporate tax area and may adversely affect our provision for income taxes. In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.
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
As of January 31, 2016, approximately 84% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of January 31, 2016, we had outstanding debt of $37.5 million under our $150.0 million term loan facility and $190.0 million of outstanding debt under our $500.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
In August 2015, the Company entered into an accelerated share repurchase agreement (the August 2015 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the August 2015 ASR, the Company made a prepayment of $100.0 million and received an initial share delivery of shares valued at $80.0 million. The remaining balance of $20.0 million was included within stockholders' equity during fiscal 2015 and was settled in the first quarter of fiscal 2016. Total shares purchased under the August 2015 ASR were approximately 2.1 million, at an average purchase price of $48.06 per share.
In December 2015, we entered into two simultaneous accelerated share repurchase agreements (December 2015 ASRs) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the December 2015 ASRs, we made a prepayment of $200.0 million and received initial share deliveries of shares valued at $160.0 million with an average purchase price of $46.08 per share. The remaining balance of $40.0 million will be settled on or before April 29, 2016, upon completion of the repurchase. Under the terms of the December 2015 ASRs, the specific number of shares that we ultimately repurchase will be based on the volume-weighted average share price of the Company’s common stock during the repurchase period, less a discount.
The table below sets forth information regarding repurchases of Synopsys' common stock by Synopsys during the three months ended January 31, 2016:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
November 1, 2015 through December 5, 2015(2)	376,597	$48.0561	376,597	$500,000,000
Month #2
December 6, 2015 through January 2, 2016(3)	3,472,222	$46.0800	3,472,222	$300,000,000
Month #3
January 3, 2016 through January 30, 2016	—	$—	—	$300,000,000
Total	3,848,819		3,848,819	$300,000,000

(1)	As of January 31, 2016, $300.0 million remained available for future repurchases under the program.

(2)
The number of shares purchased is for the settlement of the $20.0 million equity forward contract for the above-referenced August 2015 ASR. The average price paid per share is based on the total August 2015 ASR.

(3)	The number of shares purchased and average price paid per share is for the initial delivery amount of $160.0 million for the above-referenced December 2015 ASRs.
See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference (To Be Updated)				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: February 22, 2016	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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