Form 10-Q
period 2016-04-30
SYNOPSYS INC
filed 2016-05-24
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 000-19807

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 23, 2016, there were 151,826,274 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2016	October 31, 2015*
ASSETS
Current assets:
Cash and cash equivalents	$827,946	$836,188
Short-term investments	131,976	128,747
Total cash, cash equivalents and short-term investments	959,922	964,935
Accounts receivable, net	299,076	385,694
Income taxes receivable and prepaid taxes	48,397	46,732
Prepaid and other current assets	95,802	71,446
Total current assets	1,403,197	1,468,807
Property and equipment, net	258,856	263,077
Goodwill	2,500,804	2,471,241
Intangible assets, net	320,076	363,659
Long-term prepaid taxes	17,480	18,736
Long-term deferred income taxes	282,393	273,909
Other long-term assets	182,457	186,310
Total assets	$4,965,263	$5,045,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$285,196	$385,542
Accrued income taxes	23,653	19,565
Deferred revenue	926,363	968,246
Short-term debt	250,000	205,000
Total current liabilities	1,485,212	1,578,353
Long-term accrued income taxes	34,471	37,763
Long-term deferred revenue	91,420	93,613
Other long-term liabilities	204,155	202,021
Total liabilities	1,815,258	1,911,750
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 152,255 and 155,157 shares outstanding, respectively	1,523	1,552
Capital in excess of par value	1,642,783	1,610,460
Retained earnings	1,838,704	1,725,727
Treasury stock, at cost: 5,009 and 2,107 shares, respectively	(229,942)	(98,375)
Accumulated other comprehensive income (loss)	(103,063)	(105,375)
Total stockholders’ equity	3,150,005	3,133,989
Total liabilities and stockholders’ equity	$4,965,263	$5,045,739
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Revenue:
Time-based license	$484,175	$447,844	$948,455	$878,870
Upfront license	58,163	44,313	101,600	90,793
Maintenance and service	62,667	65,047	123,554	129,584
Total revenue	605,005	557,204	1,173,609	1,099,247
Cost of revenue:
License	85,444	70,350	161,837	141,134
Maintenance and service	21,631	29,010	44,156	56,993
Amortization of intangible assets	24,555	25,612	55,081	51,478
Total cost of revenue	131,630	124,972	261,074	249,605
Gross margin	473,375	432,232	912,535	849,642
Operating expenses:
Research and development	216,172	188,315	412,877	369,925
Sales and marketing	120,926	120,579	243,546	226,748
General and administrative	41,553	40,975	81,250	77,329
Amortization of intangible assets	7,024	6,436	13,959	12,878
Restructuring charges	894	—	2,987	15,336
Total operating expenses	386,569	356,305	754,619	702,216
Operating income	86,806	75,927	157,916	147,426
Other income (expense), net	10,417	7,957	3,649	13,073
Income before income taxes	97,223	83,884	161,565	160,499
Provision (benefit) for income taxes	27,847	28,288	32,154	39,714
Net income	$69,376	$55,596	$129,411	$120,785
Net income per share:
Basic	$0.46	$0.36	$0.85	$0.78
Diluted	$0.45	$0.35	$0.84	$0.77
Shares used in computing per share amounts:
Basic	152,250	154,515	152,609	154,486
Diluted	154,536	157,483	154,921	157,409
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$69,376	$55,596	$129,411	$120,785
Other comprehensive income (loss):
Change in foreign currency translation adjustment	17,388	3,677	2,933	(19,778)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	106	12	59	30
Cash flow hedges:
Deferred gains (losses), net of tax of $(2,367) and $1,285, for the three and six months ended April 30, 2016, respectively, and of $668 and $5,513 for each of the same periods in fiscal 2015, respectively	3,041	(1,345)	(9,593)	(14,120)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,790) and $(3,171), for the three and six months ended April 30, 2016, respectively, and of $(3,018) and $(3,408), for each of the same periods in fiscal 2015, respectively	5,197	6,371	8,913	7,427
Other comprehensive income (loss), net of tax effects	25,732	8,715	2,312	(26,441)
Comprehensive income	$95,108	$64,311	$131,723	$94,344
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2016	2015
Cash flow from operating activities:
Net income	$129,411	$120,785
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	107,226	102,051
Stock compensation	46,472	40,864
Allowance for doubtful accounts	450	600
(Gain) loss on sale of investments	(10)	(17)
Excess tax benefits from stock-based compensation	(920)	—
Deferred income taxes	(9,984)	27,636
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	93,619	(16,491)
Prepaid and other current assets	(23,208)	(34,584)
Other long-term assets	656	(13,359)
Accounts payable and accrued liabilities	(108,005)	(62,142)
Income taxes	4,409	(27,077)
Deferred revenue	(52,852)	(70,530)
Net cash provided by operating activities	187,264	67,736
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	75,570	17,721
Purchases of short-term investments	(79,079)	(154,744)
Proceeds from sales of long-term investments	1,785	—
Purchases of property and equipment	(28,900)	(43,979)
Cash paid for acquisitions and intangible assets, net of cash acquired	(46,100)	(2,303)
Capitalization of software development costs	(1,973)	(1,865)
Other	—	900
Net cash used in investing activities	(78,697)	(184,270)
Cash flows from financing activities:
Proceeds from credit facility	60,000	250,000
Repayment of debt	(15,000)	(105,424)
Issuances of common stock	36,783	54,006
Purchase of equity forward contract	(20,000)	(36,000)
Purchases of treasury stock	(180,000)	(144,000)
Excess tax benefits from stock-based compensation	920	—
Other	(1,470)	(116)
Net cash provided by (used in) financing activities	(118,767)	18,466
Effect of exchange rate changes on cash and cash equivalents	1,958	(18,849)
Net change in cash and cash equivalents	(8,242)	(116,917)
Cash and cash equivalents, beginning of year	836,188	985,762
Cash and cash equivalents, end of period	$827,946	$868,845
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
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2016 and 2015 are both 52-week years. The second fiscal quarters of fiscal 2016 and 2015 ended on April 30, 2016 and May 2, 2015, respectively, and the prior fiscal year ended on October 31, 2015. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Note 3. Business Combinations
During the six months ended April 30, 2016, the Company completed several acquisitions. The aggregate total purchase consideration was $40.4 million, net of cash acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s consolidated balance sheet and results of operations. The preliminary purchase price allocations resulted in $27.2 million of goodwill, of which $6.1 million is deductible for tax purposes, and $16.9 million of acquired identifiable intangible assets valued using an income method. The intangible assets are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs for these acquisitions totaling $2.0 million were expensed as incurred in the condensed unaudited consolidated statement of operations. The Company funded the acquisitions with existing cash.
The preliminary fair value estimates for the assets acquired and liabilities assumed for all fiscal 2016 acquisitions are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates relate to certain tangible assets and liabilities, identifiable intangible assets, and taxes. Additional information, which existed as of the acquisition date but is not yet known to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to the provisional amounts recorded as assets or liabilities during the measurement period may result in an adjustment to goodwill.
Note 4. Goodwill and Intangible Assets
Goodwill as of April 30, 2016 and October 31, 2015 consisted of the following:

(in thousands)
As of October 31, 2015	$2,471,241
Additions	27,224
Adjustments(1)	140
Effect of foreign currency translation	2,199
As of April 30, 2016	$2,500,804

(1)	Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was finalized during the reporting period.

Intangible assets as of April 30, 2016 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$604,463	$419,254	$185,209
Customer relationships	235,697	127,603	108,094
Contract rights intangible	167,647	153,590	14,057
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	20,729	12,248	8,481
Capitalized software development costs	27,483	23,248	4,235
Total	$1,058,549	$738,473	$320,076

Intangible assets as of October 31, 2015 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$584,293	$375,395	$208,898
Customer relationships	231,908	115,170	116,738
Contract rights intangible	165,623	141,763	23,860
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	20,729	10,665	10,064
Capitalized software development costs	25,511	21,412	4,099
Total	$1,030,594	$666,935	$363,659

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Core/developed technology	$21,607	$17,808	$43,863	$35,817
Customer relationships	6,295	5,715	12,488	11,462
Contract rights intangible	2,885	7,826	11,106	15,678
Trademarks and trade names	792	699	1,583	1,398
Capitalized software development costs(2)	921	911	1,836	1,817
Total	$32,500	$32,959	$70,876	$66,172

(2) Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of the existing intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2016	$61,299
2017	94,184
2018	68,496
2019	44,920
2020	30,861
2021 and thereafter	20,316
Total	$320,076

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

As of April 30, 2016, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$308,004	$—	$—	$—	$308,004
Commercial paper	600	—	—	—	600
Certificates of deposit	4,901	—	—	—	4,901
U.S. government agency securities	3,399	—	—	—	3,399
Total:	$316,904	$—	$—	$—	$316,904
Short-term investments:
U.S. government agency securities	$11,612	$2	$(2)	$—	$11,612
Municipal bonds	1,401	1	—	—	1,402
Certificates of deposit	13,598	—	—	—	13,598
Commercial paper	12,010	—	—	—	12,010
Corporate debt securities	66,777	43	(9)	—	66,811
Asset-backed securities	20,591	8	(10)	—	20,589
Non-U.S. government agency securities	1,005	—	(1)	—	1,004
Other	4,950	—	—	—	4,950
Total:	$131,944	$54	$(22)	$—	$131,976

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of October 31, 2015, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$233,839	$—	$—	$—	$233,839
Commercial paper	1,834	—	—	—	1,834
Certificates of deposit	3,500	—	—	—	3,500
Asset-backed securities	300	—	(1)	—	299
Total:	$239,473	$—	$(1)	$—	$239,472
Short-term investments:
U.S. government agency securities	$12,615	$3	$(4)	$—	$12,614
Municipal bonds	1,403	1	(1)	—	1,403
Certificates of deposit	9,800	—	—	—	9,800
Commercial paper	12,129	—	—	—	12,129
Corporate debt securities	67,201	27	(40)	—	67,188
Asset-backed securities	24,619	2	(13)	—	24,608
Non-U.S. government agency securities	1,007	—	(2)	—	1,005
Total:	$128,774	$33	$(60)	$—	$128,747

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of April 30, 2016, the stated maturities of the Company's available-for-sale securities are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$83,453	$83,466
Due in 2-5 years	48,432	48,451
Due in 6-10 years	59	59
Total	$131,944	$131,976
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
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 22 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. The Company expects a majority of the hedge balance in OCI to be reclassified to the statements of operations within the next 12 months.
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Gain (loss) recorded in other income (expense), net	$1,914	$(235)	$(1,849)	$(2,993)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of April 30, 2016	As of October 31, 2015
	(in thousands)
Total gross notional amount	$719,816	$781,752
Net fair value	$(9,203)	$(3,819)
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2016
Other current assets	$5,239	$45
Accrued liabilities	$13,558	$929
As of October 31, 2015
Other current assets	$6,461	$1
Accrued liabilities	$10,141	$140
The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2016
Foreign exchange contracts	Revenue	$(6,182)	Revenue	$(1,429)
Foreign exchange contracts	Operating expenses	9,322	Operating expenses	(3,768)
Total		$3,140		$(5,197)
Three months ended April 30, 2015
Foreign exchange contracts	Revenue	$374	Revenue	$26
Foreign exchange contracts	Operating expenses	(1,704)	Operating expenses	(6,397)
Total		$(1,330)		$(6,371)
Six months ended April 30, 2016
Foreign exchange contracts	Revenue	$(7,673)	Revenue	$(1,217)
Foreign exchange contracts	Operating expenses	(1,945)	Operating expenses	(7,696)
Total		$(9,618)		$(8,913)
Six months ended April 30, 2015
Foreign exchange contracts	Revenue	$3,340	Revenue	$2,406
Foreign exchange contracts	Operating expenses	(17,499)	Operating expenses	(9,833)
Total		$(14,159)		$(7,427)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended April 30, 2016	$201	$2,140
For the three months ended April 30, 2015	$(40)	$1,234
For the six months ended April 30, 2016	$455	$3,541
For the six months ended April 30, 2015	$700	$2,306

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2016:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$308,004	$308,004	$—	$—
Commercial paper	600	—	600	—
Certificates of deposit	4,901	—	4,901	—
U.S. government agency securities	3,399	—	3,399	—
Short-term investments:
U.S. government agency securities	11,612	—	11,612	—
Municipal bonds	1,402	—	1,402	—
Certificates of deposit	13,598	—	13,598	—
Commercial paper	12,010	—	12,010	—
Corporate debt securities	66,811	—	66,811	—
Asset-backed securities	20,589	—	20,589	—
Non-U.S. government agency securities	1,004	—	1,004	—
Other	4,950	4,950	—	—
Prepaid and other current assets:
Foreign currency derivative contracts	5,284	—	5,284	—
Other long-term assets:
Deferred compensation plan assets	157,135	157,135	—	—
Total assets	$611,299	$470,089	$141,210	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$14,487	$—	$14,487	$—
Other long-term assets:
Deferred compensation plan liabilities	157,135	157,135	—	—
Total liabilities	$171,622	$157,135	$14,487	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2015:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$233,839	$233,839	$—	$—
Commercial paper	1,834	—	1,834	—
Certificates of deposit	3,500	—	3,500	—
Asset-backed securities	299	—	299	—
Short-term investments:
U.S. government agency securities	12,614	—	12,614	—
Municipal bonds	1,403	—	1,403	—
Certificates of deposit	9,800	—	9,800	—
Commercial paper	12,129	—	12,129	—
Corporate debt securities	67,188	—	67,188	—
Asset-backed securities	24,608	—	24,608	—
Non-U.S. government agency securities	1,005	—	1,005	—
Prepaid and other current assets:
Foreign currency derivative contracts	6,462	—	6,462	—
Other long-term assets:
Deferred compensation plan assets	158,462	158,462	—	—
Total assets	$533,143	$392,301	$140,842	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,281	$—	$10,281	$—
Other long-term liabilities:
Deferred compensation plan liabilities	158,462	158,462	—	—
Total liabilities	$168,743	$158,462	$10,281	$—

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
The Company did not recognize any impairment during the six months ended April 30, 2016 and 2015, respectively.
As of April 30, 2016, the fair value of the Company’s non-marketable securities was $8.7 million, of which $6.2 million and $2.5 million were accounted for under the cost method and equity method, respectively. As of

October 31, 2015, the fair value of non-marketable securities was $10.3 million, of which $6.6 million and $3.7 million were accounted for under the cost method and equity method, respectively.
Note 7. Liabilities and Restructuring Charges
During fiscal 2015, the Company recorded restructuring costs of $15.1 million which included a voluntary retirement program (VRP) and a minimal headcount reduction program. As of October 31, 2015, there was no outstanding balance in restructuring charges.
During the six months ended April 30, 2016, we recorded $3.0 million of restructuring charges due to employee severance and benefits. Payments of these restructuring charges are anticipated to be completed before the end of fiscal 2016.
Accounts payable and accrued liabilities consist of:

	April 30, 2016	October 31, 2015
	(in thousands)
Payroll and related benefits	$198,378	$315,078
Other accrued liabilities	56,729	60,545
Accounts payable	30,089	9,919
Total	$285,196	$385,542
Other long-term liabilities consist of:

	April 30, 2016	October 31, 2015
	(in thousands)
Deferred compensation liability	$157,135	$158,462
Other long-term liabilities	47,020	43,559
Total	$204,155	$202,021
Note 8. Credit Facility
On February 17, 2012, the Company entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. The Company can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring the Company to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by the Company by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2016, the Company is in compliance with all financial covenants.
As of April 30, 2016, the Company had a $30.0 million outstanding balance under the Term Loan and a $220.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. As of October 31, 2015, the Company had a $45.0 million outstanding balance under the Term Loan and a $160.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the amended and restated Credit Agreement. As of April 30, 2016, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
Subsequent to the end of the quarter, the Company drew down an additional $125.0 million under the Revolver. The total outstanding balance of the Revolver as of May 24, 2016 is $335.0 million, net of repayments.

The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the amended and restated Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	April 30, 2016	October 31, 2015
	(in thousands)
Cumulative currency translation adjustments	$(87,574)	$(90,508)
Unrealized gain (loss) on derivative instruments, net of taxes	(15,520)	(14,839)
Unrealized gain (loss) on available-for-sale securities, net of taxes	31	(28)
Total accumulated other comprehensive income (loss)	$(103,063)	$(105,375)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(1,429)	$26	$(1,217)	$2,406
Operating expenses	(3,768)	(6,397)	(7,696)	(9,833)
Gain (loss) on available-for-sale securities
Other income (expense)	$13	5	10	$17
Total reclassifications into net income	$(5,184)	$(6,366)	$(8,903)	$(7,410)
Note 10. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on September 1, 2015. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2016, $300.0 million remained available for further repurchases under the program.

In August 2015, the Company entered into an accelerated share repurchase agreement (the August 2015 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the August 2015 ASR, the Company made a prepayment of $100.0 million and received an initial share delivery of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in the first quarter of fiscal 2016. Total shares purchased under the August 2015 ASR were approximately 2.1 million shares, at an average purchase price of $48.06 per share.

In December 2015, the Company entered into two simultaneous accelerated share repurchase agreements (the December 2015 ASRs) to repurchase an aggregate of $200.0 million of the Company’s common stock. Pursuant to the December 2015 ASRs, the Company made a prepayment of $200.0 million and received initial share deliveries of shares valued at $160.0 million. The December 2015 ASRs expired on April 29, 2016 with $20.0 million settled in April 2016 and the final $20.0 million settled in May 2016. Total shares purchased under the December 2015 ASRs were approximately 4.5 million shares, at an average purchase price of $44.40 per share.

In May 2016, the Company entered into an accelerated share repurchase agreement (the May 2016 ASR) to repurchase an aggregate of $125.0 million of the Company’s common stock. Pursuant to the May 2016 ASR, the Company will make a prepayment of $125.0 million to receive initial share deliveries of shares valued at $100.0 million. The remaining balance of $25.0 million is anticipated to be settled on or before August 15, 2016, upon completion of the repurchase. Under the terms of the May 2016 ASR, the specific number of shares that the Company ultimately repurchases will be based on the volume-weighted average share price of the Company’s common stock during the repurchase period, less a discount.
Stock repurchase activities are as follow:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Total shares repurchased (1)	515	—	4,364	3,290
Total cost of the repurchased shares(1)	$20,000	$—	$200,000	$144,000
Reissuance of treasury stock	1,261	1,597	1,462	2,379

(1)	Does not include the final 517,410 shares and $20.0 million equity forward contract, respectively, from the December 2015 ASRs settled in May 2016.
Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Cost of license	$2,608	$2,092	$5,204	$4,210
Cost of maintenance and service	563	485	1,142	1,026
Research and development expense	11,838	10,277	23,423	20,477
Sales and marketing expense	4,741	4,058	9,442	8,306
General and administrative expense	3,709	3,371	7,261	6,845
Stock compensation expense before taxes	23,459	20,283	46,472	40,864
Income tax benefit	(6,135)	(4,667)	(12,152)	(9,403)
Stock compensation expense after taxes	$17,324	$15,616	$34,320	$31,461
As of April 30, 2016, there was $141.1 million of unamortized share-based compensation expense, which is expected to be amortized over a weighted-average period of approximately 2.5 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Intrinsic value of awards exercised	$7,224	$13,114	$8,498	$24,631

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
The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income	$69,376	$55,596	$129,411	$120,785
Denominator:
Weighted-average common shares for basic net income per share	152,250	154,515	152,609	154,486
Dilutive effect of potential common shares from equity-based compensation	2,286	2,968	2,312	2,923
Weighted-average common shares for diluted net income per share	154,536	157,483	154,921	157,409
Net income per share:
Basic	$0.46	$0.36	$0.85	$0.78
Diluted	$0.45	$0.35	$0.84	$0.77
Anti-dilutive employee stock-based awards excluded(1)	2,886	1,190	2,649	1,859

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Revenue:
United States	$297,388	$286,113	$572,318	$563,700
Europe	73,112	75,025	145,047	146,908
Japan	58,535	53,242	111,781	114,094
Asia-Pacific and Other	175,970	142,824	344,463	274,545
Consolidated	$605,005	$557,204	$1,173,609	$1,099,247
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.
The aggregate revenue derived from one customer and its subsidiaries through multiple agreements accounted for 14.5% and 12.3% of the Company’s unaudited condensed consolidated revenue in the three months ended April 30, 2016 and 2015, respectively, and accounted for 13.8% and 11.8% of the Company’s unaudited condensed consolidated revenue in the six months ended April 30, 2016 and 2015, respectively.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$889	$552	$1,469	$1,700
Interest expense	(848)	(804)	(1,521)	(1,457)
Gain (loss) on assets related to executive deferred compensation plan	8,707	5,973	(687)	5,276
Foreign currency exchange gain (loss)	(783)	511	(202)	4,205
Other, net	2,452	1,725	4,590	3,349
Total	$10,417	$7,957	$3,649	$13,073
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Income before income taxes	$97,223	$83,884	$161,565	$160,499
Provision (benefit) for income taxes	$27,847	$28,288	$32,154	$39,714
Effective tax rate	28.6%	33.7%	19.9%	24.7%
The Company’s effective tax rate for the three and six months ended April 30, 2016 is lower than the statutory federal income tax rate of 35% primarily due to lower taxes on certain earnings considered as indefinitely reinvested in foreign operations and U.S. federal and California research tax credits, partially offset by state taxes and the tax effect of non-deductible stock compensation and the integration of acquired technologies. The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities.

The Company's effective tax rate decreased in the three and six months ended April 30, 2016, as compared to the same periods in fiscal 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit and an amendment to its intercompany cost-sharing arrangements to exclude stock-based compensation expense, partially offset by an increase in the valuation allowance on deferred tax assets.
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
On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements.  The U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations and the IRS has initiated an appeal of the Tax Court's opinion. As the final resolution with respect to historical cost-sharing of stock-based compensation, and the potential favorable benefits to the Company, is unclear, the Company is recording no impact at this time and will continue to monitor developments related to this opinion and the potential impact of those developments on the Company's prior fiscal years. Effective February 1, 2016, the Company amended its cost-sharing arrangement to exclude stock-based compensation expense on a prospective basis and has reflected the corresponding benefits in its effective annual tax rate.
The Company’s total gross unrecognized tax benefits as of April 30, 2016 are $112.1 million exclusive of interest and penalties. If the total gross unrecognized tax benefits as of April 30, 2016 were recognized in the future, approximately $109.2 million would decrease the effective tax rate.
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
Non-U.S. Examinations
In the second quarter of fiscal 2016, the Company agreed to settle certain transfer pricing issues with the Indian tax authorities for fiscal years 2010 to 2015. As a result of the settlement, the Company recognized income tax expense, net of foreign tax credits, of $2.4 million.
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
In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing." This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)," which supersedes the lease requirements in "Leases (Topic 840)." This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the Consolidated Statement of Financial Position. This ASU also makes some changes to lessor accounting and aligns with the new revenue recognition guidance.  This ASU will be effective for fiscal 2020, including interim periods within that reporting period, and earlier adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-9, "Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." This ASU simplifies certain aspects of accounting for stock-based payment transactions, including the accounting for income taxes, provides an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur and modifies the treatment of statutory tax withholding requirements, as well as certain classifications in the statement of cash flows. This ASU will be effective for fiscal 2018, including interim periods within that reporting period, and earlier adoption is permitted if all provisions are adopted in the same period. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements and related disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” or the negatives of such terms, and similar expressions intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor industry and the effects of industry consolidation, our business outlook, our business model, our growth strategy, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
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
Our growth strategy is based on building on our leadership in our EDA products, expanding and proliferating our IP offerings, and driving growth in the software quality and security market, which we entered with our acquisition of Coverity, Inc. We have continued to make investments in the software quality and security space with additional recent acquisitions, which we believe have expanded our total addressable market. As we continue to expand our product portfolio, for instance in hardware and IP products, and our total addressable market, we may experience increased variability in our revenue, though we generally expect time-based revenue to continue to represent approximately 90% of our total revenue. Overall, our business outlook remains solid based on our leading technology, customer relationships, business model, diligent expense management, and acquisition strategy. We believe that these factors will help us continue to successfully execute our strategies.
Financial Performance Summary
In the second quarter of fiscal 2016, compared to the same period of fiscal 2015:

•
Revenues were $605.0 million, an increase of $47.8 million, or 9%, primarily driven by increases in hardware revenue and license revenue from arrangements booked in prior periods and to a lesser extent from prior-year acquisitions.

•	Total costs and operating expenses were $518.2 million, an increase of $36.9 million, or 8%, primarily due to increases in headcount, including from acquisitions and related costs.

•	Our cash, cash equivalents and short-term investments were $959.9 million as of April 30, 2016, of which 14% was in the U.S.

•	Our net income for the period ended April 30, 2016 increased by $13.8 million, or 25%.
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

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average license term of the TSLs and term licenses is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered during the quarter. For the three months ended April 30, 2016 and 2015, the weighted average license term was 2.3 and 2.5 years, respectively.

•	Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of the development.

•	Revenue on hardware product orders is generally recognized in full at the time the product is shipped and when the title is transferred.

•	Contingent revenue is recognized if and when the event that removes the contingency occurs.

•	Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year).

•	Revenue on professional services orders is generally recognized after services are performed and accepted by the customer.
Our revenue in any period is equal to the sum of our time-based license, upfront license, maintenance and professional services for the period. We derive time-based license revenue largely from TSL orders received and delivered in prior quarters and to a smaller extent from contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront license revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the period. We derive maintenance revenue largely from maintenance orders received in prior periods since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue primarily from orders received in prior quarters, since we recognize revenue from professional services as those services are delivered and accepted or on percentage of completion for arrangements requiring significant modification of our software, and not when they are booked. Our license revenue is sensitive to the mix of TSLs and perpetual or term licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL delivered on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the 12 succeeding quarters. Conversely, a $120,000 order for perpetual and term licenses with greater than 75% of the license fee due within one year from shipment typically generates $120,000 in revenue in the quarter the product is delivered, but no future revenue. Additionally, revenue in a particular quarter may also be impacted by perpetual and term licenses in which less than 75% of the license fees and 100% of the maintenance fees are payable within one year from shipment as the related revenue will be recognized as revenue in the period when customer payments become due and payable.
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
Total Revenue

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$605.0	$557.2	$47.8	9%
Six months ended	$1,173.6	$1,099.2	$74.4	7%
Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our revenue due to factors such as the timing of IP consulting projects and royalties, certain contracts where revenue is recognized when customer installment payments are due, and volatility in hardware sales.
The increase in total revenue for the three and six months ended April 30, 2016 compared to the same periods in fiscal 2015 was primarily attributable to an increase in time-based license revenue from arrangements booked in prior periods, higher hardware sales and contributions from acquisitions, partially offset by a decrease in professional services revenue.

Time-Based License Revenue

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$484.2	$447.8	$36.4	8%
Percentage of total revenue	80%	80%
Six months ended	$948.5	$878.9	$69.6	8%
Percentage of total revenue	81%	80%
The increase in time-based license revenue for the three and six months ended April 30, 2016 compared to the same periods in fiscal 2015 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods and, to a lesser extent, contributions from acquisitions.
Upfront License Revenue

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$58.2	$44.3	$13.9	31%
Percentage of total revenue	10%	8%
Six months ended	$101.6	$90.8	$10.8	12%
Percentage of total revenue	9%	8%
Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront license revenue for the three and six months ended April 30, 2016 compared to the same periods in fiscal 2015 was primarily attributable to an increase in the sale of hardware products driven by timing of customer requirements.
As our sales of hardware products grow, upfront license revenue may increase, but we expect it to remain consistent with our business model, in which approximately 90% of our total revenue is attributable to time-based license revenue and maintenance and service revenue.

Maintenance and Service Revenue

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$18.3	$16.5	$1.8	11%
Professional services and other revenue	44.3	48.5	(4.2)	(9)%
Total maintenance and service revenue	$62.6	$65.0	$(2.4)	(4)%
Percentage of total revenue	10%	12%
Six months ended
Maintenance revenue	$36.3	$34.0	$2.3	7%
Professional services and other revenue	87.2	95.6	(8.4)	(9)%
Total maintenance and service revenue	$123.5	$129.6	$(6.1)	(5)%
Percentage of total revenue	10%	12%
Changes in maintenance revenue are generally attributable to timing of perpetual contracts and maintenance renewals. The increase in maintenance revenue for the three and six months ended April 30, 2016 compared to the same periods in fiscal 2015 was primarily attributable to the timing of maintenance renewals.

The decrease in professional services and other revenue for the three and six months ended April 30, 2016 compared to the same periods in fiscal 2015 were primarily due to the timing of IP customization and consulting projects that are accounted for using the percentage of completion method.
Cost of Revenue

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$85.4	$70.4	$15.0	21%
Cost of maintenance and service revenue	21.6	29.0	(7.4)	(26)%
Amortization of intangible assets	24.6	25.6	(1.0)	(4)%
Total	$131.6	$125.0	$6.6	5%
Percentage of total revenue	22%	22%
Six months ended
Cost of license revenue	$161.8	$141.1	$20.7	15%
Cost of maintenance and service revenue	44.2	57.0	(12.8)	(22)%
Amortization of intangible assets	55.1	51.5	3.6	7%
Total	$261.1	$249.6	$11.5	5%
Percentage of total revenue	22%	23%
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
The increase in cost of revenue for the three months ended April 30, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $8.5 million in product costs due to increased sales, and $6.6 million in personnel-related costs as a result of headcount increases, which were partially offset by a decrease of $8.1 million in costs related to our professional services revenue.
The increase in cost of revenue for the six months ended April 30, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $10.5 million in product costs due to increased sales, $9.1 million in personnel-related costs as a result of headcount increases and $3.6 million in amortization of intangible assets, which were partially offset by a decrease of $13.2 million in costs related to our professional services revenue.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$216.2	$188.3	$27.9	15%
Percentage of total revenue	36%	34%
Six months ended	$412.9	$369.9	$43.0	12%
Percentage of total revenue	35%	34%
The increase in research and development expenses for the three months ended April 30, 2016 compared to the same period in fiscal 2015 was primarily due to an increase of $25.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
The increase in research and development expenses for the six months ended April 30, 2016 compared to the same period in fiscal 2015 was primarily due to an increase of $37.2 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$120.9	$120.6	$0.3	0%
Percentage of total revenue	20%	22%
Six months ended	$243.5	$226.7	$16.8	7%
Percentage of total revenue	21%	21%
Sales and marketing expenses for the three months ended April 30, 2016 compared to the same period in fiscal 2015 remained relatively flat as an increase in personnel-related costs as a result of headcount increases, was offset by a decrease in variable compensation primarily due to timing of shipments.
The increase in sales and marketing expenses for the six months ended April 30, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $9.2 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and $6.6 million in variable compensation primarily due to timing of shipments.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$41.6	$41.0	$0.6	1%
Percentage of total revenue	7%	7%
Six months ended	$81.3	$77.3	$4.0	5%
Percentage of total revenue	7%	7%
General and administrative expenses for the three months ended April 30, 2016 compared to the same period in fiscal 2015 remained relatively flat.

The increase in general and administrative expenses for the six months ended April 30, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $5.1 million in professional services costs and $3.1 million of equipment repairs and maintenance costs, partially offset by $4.8 million of lower facilities expenses.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$24.6	$25.6	$(1.0)	(4)%
Included in operating expenses	7.0	6.4	0.6	9%
Total	$31.6	$32.0	$(0.4)	(1)%
Percentage of total revenue	5%	6%
Six months ended
Included in cost of revenue	$55.1	$51.5	$3.6	7%
Included in operating expenses	14.0	12.9	1.1	9%
Total	$69.1	$64.4	$4.7	7%
Percentage of total revenue	6%	6%
Amortization of intangible assets for the three months ended April 30, 2016 compared to the same period in fiscal 2015 was relatively flat as the additions of acquired intangible assets were offset by intangible assets that are fully amortized.
The increase in amortization of intangible assets for the six months ended April 30, 2016 compared to the same period in fiscal 2015 was primarily due to the additions of acquired intangible assets partially offset by intangible assets that are fully amortized. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
During the three and six months ended April 30, 2016, we recorded $0.9 and $3.0 million of restructuring charges, respectively due to employee severance and benefits. During the three and six months ended April 30, 2015, we recorded $15.3 million of restructuring charges pursuant to the fiscal 2015 restructuring program which included a voluntary retirement program and a minimal headcount reduction program. The fiscal 2015 restructuring program was completed as of October 31, 2015.

Other Income (Expense), net

	April 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.9	$0.6	$0.3	50%
Interest (expense)	(0.9)	(0.8)	(0.1)	13%
Gain (loss) on assets related to executive deferred compensation plan assets	8.7	6.0	2.7	45%
Foreign currency exchange gain (loss)	(0.8)	0.5	(1.3)	(260)%
Other, net	2.5	1.7	0.8	47%
Total	$10.4	$8.0	$2.4	30%
Six months ended
Interest income	$1.4	$1.7	$(0.3)	(18)%
Interest (expense)	(1.5)	(1.5)	—	—%
Gain (loss) on assets related to executive deferred compensation plan assets	(0.7)	5.3	(6.0)	(113)%
Foreign currency exchange gain (loss)	(0.2)	4.2	(4.4)	(105)%
Other, net	4.6	3.4	1.2	35%
Total	$3.6	$13.1	$(9.5)	(73)%
Other income (expense), net, for the three months ended April 30, 2016 was higher compared to the same period in fiscal 2015, primarily due to higher gains in the market value of our executive deferred compensation plan assets.
Other income (expense), net, for the six months ended April 30, 2016 was lower compared to the same period in fiscal 2015, primarily due to losses in the market value of our executive deferred compensation plan and losses in foreign currency exchange as a result of the weakened U.S. dollar against the related foreign currencies.
Taxes
Our effective tax rate decreased in the three and six months ended April 30, 2016, as compared to the same periods in fiscal 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit and an amendment we made to our cost-sharing arrangements to exclude stock-based compensation expense, partially offset by an increase in the valuation allowance on deferred tax assets. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of April 30, 2016, we held an aggregate of $132.4 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $827.5 million in our foreign subsidiaries. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered indefinitely reinvested outside the U.S. However, in the event funds from foreign subsidiaries were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the six months ended April 30, 2016.

Cash, Cash Equivalents and Short-Term Investments

	April 30, 2016	October 31, 2015	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$827.9	$836.2	$(8.3)	(1)%
Short-term investments	$132.0	$128.7	$3.3	3%
Total	$959.9	$964.9	$(5.0)	(1)%
Cash, cash equivalents and short-term investments remained relatively flat primarily due to cash used for stock repurchases under our accelerated stock repurchase agreements entered into in December 2015 (the December 2015 ASRs), cash paid for acquisitions and intangible assets, purchases of property and equipment and repayment of debt. Cash used was offset by cash generated from our operations, proceeds from our senior unsecured revolving credit facility and the issuance of common stock from our stock compensation plans.

Cash Flows

	April 30,
	2016	2015	$ Change
	(dollars in millions)
Six months ended
Cash provided by operating activities	$187.3	$67.7	$119.6
Cash used in investing activities	(78.7)	(184.3)	105.6
Cash provided by (used in) financing activities	(118.8)	18.5	(137.3)
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
Cash provided by operating activities. Cash provided by operating activities for the six months ended April 30, 2016 was higher compared to the same period in fiscal 2015, primarily due to higher cash collections, partially offset by higher disbursements for operations, including vendors.
Cash used in investing activities. Cash used in investing activities for the six months ended April 30, 2016 was lower compared to the same period in fiscal 2015, primarily due to lower purchases of short-term investments of $75.7 million, higher proceeds from the sales of our short-term investments of $57.8 million, and lower purchases of property and equipment of $15.1 million, partially offset by an increase of cash paid for acquisitions and intangible assets, net of cash acquired, of $43.8 million.
Cash provided by (used in) financing activities. Cash used in financing activities for the six months ended April 30, 2016 was higher compared to the same period in fiscal 2015, primarily due to lower proceeds from the drawdown of our senior unsecured revolving credit facility of $190.0 million, higher stock repurchase activities under our accelerated share repurchase agreements of $20.0 million, and lower proceeds from the issuance of common stock of $17.2 million, partially offset by less debt repayments of $90.4 million.
Accounts Receivable, net

	April 30, 2016	October 31, 2015	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$299.1	$385.7	$(86.6)	(22)%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 45 days at April 30, 2016 and 60 days at October 31, 2015. Accounts receivable decreased primarily due to the timing of billings to customers and an increase in collections during the six months ended April 30, 2016.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	April 30, 2016	October 31, 2015	$ Change	% Change
	(dollars in millions)
Current assets	$1,403.2	$1,468.8	$(65.6)	(4)%
Current liabilities	1,485.2	1,578.4	(93.2)	(6)%
Working capital	$(82.0)	$(109.6)	$27.6	(25)%
Increases in our working capital were primarily due to (1) a decrease of $100.3 million in accounts payable and accrued liabilities due to timing of disbursements, (2) a decrease of $41.9 million in deferred revenue, and (3) an increase of $24.4 million in prepaid and other current assets. These increases were partially offset by a decrease of (1) $86.6 million in accounts receivable, net, due to the timing of billings to customers and collections, and an increase of (2) $45.0 million in short-term debt.
Other Commitments—Credit Facility
On February 17, 2012, we entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. We can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring us to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by us by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2016, we are in compliance with all financial covenants.
As of April 30, 2016, we had a $30.0 million outstanding balance under the Term Loan and a $220.0 million outstanding balance under the Revolver, all of which is considered short term. As of October 31, 2015, we had a $45.0 million outstanding balance under the Term Loan and a $160.0 million outstanding balance under the Revolver, all of which was considered short term. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the amended and restated Credit Agreement. As of April 30, 2016, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Subsequent to the end of our quarter, we drew down an additional $125.0 million under the Revolver. The total outstanding balance of the Revolver as of May 24, 2016 is $335.0 million, net of repayments.
Other
Our available-for-sale securities as of April 30, 2016 consisted of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of April 30, 2016, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the six months ended April 30, 2016, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
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
We believe that our current cash and cash equivalents, short-term investments, cash generated from operations, and available credit under our Revolver will satisfy our routine business requirements for at least the next 12 months and the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
See Other Commitments—Credit Facility, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding borrowings under our senior unsecured revolving credit facility.
As of April 30, 2016, our exposure to market risk has not changed materially since October 31, 2015. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, filed with the SEC on December 14, 2015.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of April 30, 2016, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2016, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Mentor Patent Litigation
We are engaged in patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. We acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) were defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,947,882. Both cases sought compensatory damages, including lost profits and royalties, and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that certain ZeBu products infringe Mentor’s Japanese Patent No. P3,588,324. This case sought compensatory damages, a permanent injunction and destruction of inventory. On May 15, 2015, the Tokyo District Court ruled that such products did not infringe Mentor's patent. Mentor appealed the decision. On March 30, 2016, the Japan IP High Court affirmed the District Court's ruling in our favor.
On September 27, 2012, Synopsys and the EVE Parties filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531; 5,649,176 and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products. Mentor asserted patent infringement counterclaims in this action based on the same three patents and sought compensatory damages, including lost profits and royalties, and a permanent injunction. In April 2013, this action was transferred to the federal district court in Oregon and consolidated with the two Mentor lawsuits in that district (the Oregon Action).
The Oregon Action
In the Oregon Action, Synopsys and the EVE Parties further asserted patent infringement counterclaims against Mentor based on Synopsys’ United States Patents Nos. 6,132,109 and 7,069,526, seeking compensatory damages and a permanent injunction. After pre-trial summary judgment rulings, the only patent remaining at issue in the Oregon Action was Mentor’s ‘376 patent.
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. On March 12, 2015, the court entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. Synopsys has released a new version of ZeBu software that does not include such features. Both parties have appealed from the final judgment. The hearing on such appeal is scheduled for June 9, 2016.
The California Action
On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case seeks compensatory damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent and appeals from that proceeding. On January 20, 2015, the court granted Mentor's motion for summary judgment on the '488, '841, and '318 patents, finding that such patents were invalid. Synopsys has appealed the court's ruling. The hearing on such appeal is scheduled for June 9, 2016.

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
Changes in accounting principles or standards could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results.
We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting principles and guidance.
The FASB is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued new accounting standards for revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Effect of New Accounting Pronouncements.”
A change in existing principles, standards or guidance could have a significant effect on our reported financial results, may retroactively affect previously reported results, or could result in volatility of our financial results. In addition, we may need to significantly change our customer and vendor contracts, accounting systems and processes. The cost and effect of these changes may adversely impact our results of operations.
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

•	Our ability to implement effective cost control measures;

•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;

•	Changes in the mix of our products sold, as increased sales of our products with lower gross margins, such as our hardware products, may reduce our overall margins;

•	Expenses related to our acquisition and integration of businesses and technologies;

•	Changes to our effective tax rate;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products, which include a sole supplier for certain hardware components; and

•	General economic and political conditions that affect the semiconductor and electronics industries.
The timing of revenue recognition may also cause our revenue and earnings to fluctuate, due to factors that include:

•	Cancellations or changes in levels of license orders or the mix between upfront license revenue and time-based license revenue;

•	Delay of one or more orders for a particular period, particularly orders generating upfront license revenue;

•	Delay in the completion of professional services projects that require significant modification or customization and are accounted for using the percentage of completion method;

•	Delay in the completion and delivery of IP products in development that customers have paid for early access to;

•	Customer contract amendments or renewals that provide discounts or defer revenue to later periods;

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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If our expectations regarding reinvestment of such earnings change, then our income tax expense would increase.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles. Many of these recommendations are being adopted by various countries in which we do business and may increase our taxes in these countries. In addition, the Republic of Ireland has changed its corporate residence rules and will require changes to our tax position by January 1, 2021. Changes to these and other areas in relation to international tax reform could increase uncertainty in the corporate tax area and may adversely affect our provision for income taxes. In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.
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

•	Financial risks such as longer payment cycles and difficulty in collecting accounts receivable;

•	Inadequate local infrastructure that could result in business disruptions;

•	Government trade restrictions, including tariffs, export licenses, or other trade barriers;

•	Additional taxes, interests and penalties; and

•	Other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases.
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
As of April 30, 2016, approximately 86% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of April 30, 2016, we had outstanding debt of $30.0 million under our $150.0 million term loan facility and $220.0 million of outstanding debt under our $500.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, employment, competition, and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and results of operations could be materially harmed. Further information regarding material pending lawsuits, other than ordinary routine litigation incidental to our business, is contained in Part II, Item 1. Legal Proceedings.
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
We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets, the recognition of revenue and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee-related liabilities, including commissions and variable compensation, and in determining the accruals for uncertain tax positions, valuation allowances on deferred tax assets, allowances for doubtful accounts, and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.
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
In December 2015, we entered into two simultaneous accelerated share repurchase agreements (the December 2015 ASRs) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the December 2015 ASRs, we made a prepayment of $200.0 million and received initial share deliveries of shares valued at $160.0 million. The December 2015 ASRs expired on April 29, 2016 with $20.0 million settled in April 2016 and the final $20.0 million settled in May 2016. Total shares purchased under the December 2015 ASRs were approximately 4.5 million shares, at an average purchase price of $44.40 per share.
In May 2016, we entered into an accelerated share repurchase agreements (the May 2016 ASR) to repurchase an aggregate of $125.0 million of our common stock. Pursuant to the May 2016 ASR, we will make a prepayment of $125.0 million to receive initial share deliveries of shares valued at $100.0 million. The remaining balance of $25.0 million is anticipated to be settled on or before August 15, 2016, upon completion of the repurchase. Under the terms of the May 2016 ASR, the specific number of shares that we ultimately repurchase will be based on the volume-weighted average share price of our common stock during the repurchase period, less a discount.
The table below sets forth information regarding repurchases of Synopsys' common stock by Synopsys during the three months ended April 30, 2016:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
January 31, 2016 through March 5, 2016	—	$—	—	$300,000,000
Month #2
March 6, 2016 through April 2, 2016	—	$—	—	$300,000,000
Month #3
April 3, 2016 through April 30, 2016(2)	514,924	$38.8407	514,924	$300,000,000
Total	514,924		514,924	$300,000,000

(1)	As of April 30, 2016, $300.0 million remained available for future repurchases under the program.

(2)	Does not include the 517,410 shares from the final equity forward contract from the December 2015 ASRs settled in May 2016.
See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference (To Be Updated)				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.4	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/1/2016
10.7	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.7	4/1/2016
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: May 24, 2016	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.4	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/1/2016
10.7	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.7	4/1/2016
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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