Form 10-Q
period 2016-07-31
SYNOPSYS INC
filed 2016-08-22
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 19, 2016, there were 151,338,876 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2016	October 31, 2015*
ASSETS
Current assets:
Cash and cash equivalents	$946,317	$836,188
Short-term investments	143,542	128,747
Total cash, cash equivalents and short-term investments	1,089,859	964,935
Accounts receivable, net	317,067	385,694
Income taxes receivable and prepaid taxes	51,463	46,732
Prepaid and other current assets	93,649	71,446
Total current assets	1,552,038	1,468,807
Property and equipment, net	258,794	263,077
Goodwill	2,515,091	2,471,241
Intangible assets, net	295,436	363,659
Long-term prepaid taxes	18,619	18,736
Long-term deferred income taxes	278,225	273,909
Other long-term assets	190,586	186,310
Total assets	$5,108,789	$5,045,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$347,606	$385,542
Accrued income taxes	29,420	19,565
Deferred revenue	1,009,070	968,246
Short-term debt	277,500	205,000
Total current liabilities	1,663,596	1,578,353
Long-term accrued income taxes	33,388	37,763
Long-term deferred revenue	77,786	93,613
Other long-term liabilities	213,273	202,021
Total liabilities	1,988,043	1,911,750
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 151,437 and 155,157 shares outstanding, respectively	1,514	1,552
Capital in excess of par value	1,605,267	1,610,460
Retained earnings	1,894,333	1,725,727
Treasury stock, at cost: 5,827 and 2,107 shares, respectively	(270,813)	(98,375)
Accumulated other comprehensive income (loss)	(109,555)	(105,375)
Total stockholders’ equity	3,120,746	3,133,989
Total liabilities and stockholders’ equity	$5,108,789	$5,045,739
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Revenue:
Time-based license	$479,285	$445,807	$1,427,740	$1,324,677
Upfront license	66,885	48,878	168,485	139,671
Maintenance and service	69,034	61,120	192,588	190,704
Total revenue	615,204	555,805	1,788,813	1,655,052
Cost of revenue:
License	92,042	77,516	253,879	218,650
Maintenance and service	23,172	25,251	67,328	82,244
Amortization of intangible assets	24,463	26,704	79,544	78,182
Total cost of revenue	139,677	129,471	400,751	379,076
Gross margin	475,527	426,334	1,388,062	1,275,976
Operating expenses:
Research and development	221,874	197,999	634,751	567,924
Sales and marketing	127,328	116,988	370,874	343,736
General and administrative	42,548	43,925	123,798	121,254
Amortization of intangible assets	7,055	6,188	21,014	19,066
Restructuring charges	—	(248)	2,987	15,088
Total operating expenses	398,805	364,852	1,153,424	1,067,068
Operating income	76,722	61,482	234,638	208,908
Other income (expense), net	8,509	3,711	12,158	16,784
Income before income taxes	85,231	65,193	246,796	225,692
Provision (benefit) for income taxes	20,513	9,806	52,667	49,520
Net income	$64,718	$55,387	$194,129	$176,172
Net income per share:
Basic	$0.43	$0.36	$1.28	$1.14
Diluted	$0.42	$0.35	$1.26	$1.12
Shares used in computing per share amounts:
Basic	151,169	155,533	152,129	154,835
Diluted	153,890	158,584	154,629	157,850
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Net income	$64,718	$55,387	$194,129	$176,172
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(6)	(10,283)	2,927	(30,061)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	33	(41)	92	(11)
Cash flow hedges:
Deferred gains (losses), net of tax of $1,828 and $3,112, for the three and nine months ended July 31, 2016, respectively, and of $675 and $6,188 for each of the same periods in fiscal 2015, respectively	(11,693)	599	(21,286)	(13,521)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(1,469) and $(4,640), for the three and nine months ended July 31, 2016, respectively, and of $(926) and $(4,334) for each of the same periods in fiscal 2015, respectively	5,174	2,390	14,087	9,817
Other comprehensive income (loss), net of tax effects	(6,492)	(7,335)	(4,180)	(33,776)
Comprehensive income	$58,226	$48,052	$189,949	$142,396
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2016	2015
Cash flow from operating activities:
Net income	$194,129	$176,172
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	157,814	154,535
Stock compensation	72,043	63,463
Allowance for doubtful accounts	650	1,100
(Gain) loss on sale of investments	(15)	(22)
Excess tax benefits from stock-based compensation	(5,653)	—
Deferred income taxes	2,747	24,134
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	77,532	16,976
Prepaid and other current assets	(22,941)	(35,836)
Other long-term assets	(8,118)	(16,141)
Accounts payable and accrued liabilities	(41,749)	(25,512)
Income taxes	2,339	(20,633)
Deferred revenue	10,195	4,507
Net cash provided by operating activities	438,973	342,743
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	111,078	48,155
Purchases of short-term investments	(126,216)	(185,402)
Proceeds from sales of long-term investments	1,785	—
Purchases of long-term investments	(1,002)	—
Purchases of property and equipment	(48,249)	(67,708)
Cash paid for acquisitions and intangible assets, net of cash acquired	(60,056)	(126,883)
Capitalization of software development costs	(2,959)	(2,798)
Other	—	900
Net cash used in investing activities	(125,619)	(333,736)
Cash flows from financing activities:
Proceeds from credit facility	185,000	410,000
Repayment of debt	(112,500)	(272,924)
Issuances of common stock	44,166	56,414
Purchase of equity forward contract	(25,000)	—
Purchases of treasury stock	(300,000)	(180,000)
Excess tax benefits from stock-based compensation	5,653	—
Other	(2,940)	(116)
Net cash provided by (used in) financing activities	(205,621)	13,374
Effect of exchange rate changes on cash and cash equivalents	2,396	(21,720)
Net change in cash and cash equivalents	110,129	661
Cash and cash equivalents, beginning of year	836,188	985,762
Cash and cash equivalents, end of period	$946,317	$986,423
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
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2016 and 2015 are both 52-week years. The third fiscal quarters of fiscal 2016 and 2015 ended on July 30, 2016 and August 1, 2015, respectively, and the prior fiscal year ended on October 31, 2015. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Note 3. Business Combinations
During the nine months ended July 31, 2016, the Company completed several acquisitions. The aggregate total purchase consideration was $56.6 million, net of cash acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s consolidated financial statements. The preliminary purchase price allocations resulted in $39.1 million of goodwill, of which $6.1 million is deductible for tax purposes, and $23.5 million of acquired identifiable intangible assets valued using an income method. The intangible assets are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs for these acquisitions totaling $4.1 million were expensed as incurred in the condensed unaudited consolidated statement of operations. The Company funded the acquisitions with existing cash.
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
Note 4. Goodwill and Intangible Assets
Goodwill as of July 31, 2016 and October 31, 2015 consisted of the following:

(in thousands)
As of October 31, 2015	$2,471,241
Additions	39,062
Adjustments(1)	435
Effect of foreign currency translation	4,353
As of July 31, 2016	$2,515,091

(1)	Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was finalized during the reporting period.

Intangible assets as of July 31, 2016 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$610,809	$440,926	$169,883
Customer relationships	235,925	134,102	101,823
Contract rights intangible	168,534	156,787	11,747
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	20,729	13,040	7,689
Capitalized software development costs	28,470	24,176	4,294
Total	$1,066,997	$771,561	$295,436

Intangible assets as of October 31, 2015 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$584,293	$375,395	$208,898
Customer relationships	231,908	115,170	116,738
Contract rights intangible	165,623	141,763	23,860
Covenants not to compete	2,530	2,530	—
Trademarks and trade names	20,729	10,665	10,064
Capitalized software development costs	25,511	21,412	4,099
Total	$1,030,594	$666,935	$363,659

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Core/developed technology	$21,673	$18,822	$65,536	$54,639
Customer relationships	6,333	5,443	18,820	16,906
Contract rights intangible	2,720	7,917	13,827	23,595
Trademarks and trade names	792	709	2,374	2,107
Capitalized software development costs(2)	927	916	2,764	2,732
Total	$32,445	$33,807	$103,321	$99,979

(2) Amortization of capitalized software development costs is included in cost of license revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of the existing intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2016	$29,966
2017	96,510
2018	70,492
2019	46,540
2020	31,677
2021 and thereafter	20,251
Total	$295,436

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

As of July 31, 2016, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$403,070	$—	$—	$—	$403,070
Certificates of deposit	2,400	—	—	—	2,400
Total:	$405,470	$—	$—	$—	$405,470
Short-term investments:
U.S. government agency securities	$17,011	$9	$(1)	$—	$17,019
Municipal bonds	700	—	—	—	700
Certificates of deposit	17,500	—	—	—	17,500
Commercial paper	20,682	—	(1)	—	20,681
Corporate debt securities	61,245	62	(6)	—	61,301
Asset-backed securities	20,430	11	(10)	—	20,431
Non-U.S. government agency securities	1,003	—	—	—	1,003
Other	4,907	—	—	—	4,907
Total:	$143,478	$82	$(18)	$—	$143,542

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of October 31, 2015, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$233,839	$—	$—	$—	$233,839
Commercial paper	1,834	—	—	—	1,834
Certificates of deposit	3,500	—	—	—	3,500
Asset-backed securities	300	—	(1)	—	299
Total:	$239,473	$—	$(1)	$—	$239,472
Short-term investments:
U.S. government agency securities	$12,615	$3	$(4)	$—	$12,614
Municipal bonds	1,403	1	(1)	—	1,403
Certificates of deposit	9,800	—	—	—	9,800
Commercial paper	12,129	—	—	—	12,129
Corporate debt securities	67,201	27	(40)	—	67,188
Asset-backed securities	24,619	2	(13)	—	24,608
Non-U.S. government agency securities	1,007	—	(2)	—	1,005
Total:	$128,774	$33	$(60)	$—	$128,747

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of July 31, 2016, the stated maturities of the Company's available-for-sale securities are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$98,041	$98,065
Due in 2-5 years	45,390	45,430
Due in 6-10 years	47	47
Total	$143,478	$143,542
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(2,193)	$(1,409)	$(4,042)	$(4,402)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of July 31, 2016	As of October 31, 2015
	(in thousands)
Total gross notional amount	$670,319	$781,752
Net fair value	$(17,282)	$(3,819)
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2016
Other current assets	$3,038	$71
Accrued liabilities	$19,727	$663
As of October 31, 2015
Other current assets	$6,461	$1
Accrued liabilities	$10,141	$140
The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2016
Foreign exchange contracts	Revenue	$(5,443)	Revenue	$(2,900)
Foreign exchange contracts	Operating expenses	(6,317)	Operating expenses	(2,274)
Total		$(11,760)		$(5,174)
Three months ended July 31, 2015
Foreign exchange contracts	Revenue	$1,994	Revenue	$4,005
Foreign exchange contracts	Operating expenses	(1,356)	Operating expenses	(6,395)
Total		$638		$(2,390)
Nine months ended July 31, 2016
Foreign exchange contracts	Revenue	$(13,117)	Revenue	$(4,117)
Foreign exchange contracts	Operating expenses	(8,262)	Operating expenses	(9,970)
Total		$(21,379)		$(14,087)
Nine months ended July 31, 2015
Foreign exchange contracts	Revenue	$5,334	Revenue	$6,411
Foreign exchange contracts	Operating expenses	(18,855)	Operating expenses	(16,228)
Total		$(13,521)		$(9,817)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended July 31, 2016	$890	$1,827
For the three months ended July 31, 2015	$122	$1,189
For the nine months ended July 31, 2016	$1,345	$5,368
For the nine months ended July 31, 2015	$822	$3,495

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2016:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$403,070	$403,070	$—	$—
Certificates of deposit	2,400	—	2,400	—
Short-term investments:
U.S. government agency securities	17,019	—	17,019	—
Municipal bonds	700	—	700	—
Certificates of deposit	17,500	—	17,500	—
Commercial paper	20,681	—	20,681	—
Corporate debt securities	61,301	—	61,301	—
Asset-backed securities	20,431	—	20,431	—
Non-U.S. government agency securities	1,003	—	1,003	—
Other	4,907	4,907		—
Prepaid and other current assets:
Foreign currency derivative contracts	3,109	—	3,109	—
Other long-term assets:
Deferred compensation plan assets	164,430	164,430	—	—
Total assets	$716,551	$572,407	$144,144	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$20,391	$—	$20,391	$—
Other long-term assets:
Deferred compensation plan liabilities	164,430	164,430	—	—
Total liabilities	$184,821	$164,430	$20,391	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2015:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$233,839	$233,839	$—	$—
Commercial paper	1,834	—	1,834	—
Certificates of deposit	3,500	—	3,500	—
Asset-backed securities	299	—	299	—
Short-term investments:
U.S. government agency securities	12,614	—	12,614	—
Municipal bonds	1,403	—	1,403	—
Certificates of deposit	9,800	—	9,800	—
Commercial paper	12,129	—	12,129	—
Corporate debt securities	67,188	—	67,188	—
Asset-backed securities	24,608	—	24,608	—
Non-U.S. government agency securities	1,005	—	1,005	—
Prepaid and other current assets:
Foreign currency derivative contracts	6,462	—	6,462	—
Other long-term assets:
Deferred compensation plan assets	158,462	158,462	—	—
Total assets	$533,143	$392,301	$140,842	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,281	$—	$10,281	$—
Other long-term liabilities:
Deferred compensation plan liabilities	158,462	158,462	—	—
Total liabilities	$168,743	$158,462	$10,281	$—

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
The Company did not recognize any impairment during the nine months ended July 31, 2016 and 2015, respectively.
As of July 31, 2016, the fair value of the Company’s non-marketable securities was $9.7 million, of which $6.2 million and $3.5 million were accounted for under the cost method and equity method, respectively. As of

October 31, 2015, the fair value of non-marketable securities was $10.3 million, of which $6.6 million and $3.7 million were accounted for under the cost method and equity method, respectively.
Note 7. Liabilities and Restructuring Charges
During fiscal 2015, the Company recorded restructuring costs of $15.1 million which included a voluntary retirement program (VRP) and a minimal headcount reduction program. As of October 31, 2015, there was no outstanding balance in restructuring charges.
During the nine months ended July 31, 2016, we recorded $3.0 million of restructuring charges due to employee severance and benefits. Payments of these restructuring charges are anticipated to be completed before the end of fiscal 2016.
Accounts payable and accrued liabilities consist of:

	July 31, 2016	October 31, 2015
	(in thousands)
Payroll and related benefits	$254,604	$315,078
Other accrued liabilities	66,786	60,545
Accounts payable	26,216	9,919
Total	$347,606	$385,542
Other long-term liabilities consist of:

	July 31, 2016	October 31, 2015
	(in thousands)
Deferred compensation liability	$164,430	$158,462
Other long-term liabilities	48,843	43,559
Total	$213,273	$202,021
Note 8. Credit Facility
On February 17, 2012, the Company entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. The Company can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring the Company to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by the Company by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of July 31, 2016, the Company is in compliance with all financial covenants.
As of July 31, 2016, the Company had a $22.5 million outstanding balance under the Term Loan and a $255.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. As of October 31, 2015, the Company had a $45.0 million outstanding balance under the Term Loan and a $160.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the amended and restated Credit Agreement. As of July 31, 2016, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.

The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the amended and restated Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	July 31, 2016	October 31, 2015
	(in thousands)
Cumulative currency translation adjustments	$(87,580)	$(90,508)
Unrealized gain (loss) on derivative instruments, net of taxes	(22,039)	(14,839)
Unrealized gain (loss) on available-for-sale securities, net of taxes	64	(28)
Total accumulated other comprehensive income (loss)	$(109,555)	$(105,375)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(2,900)	$4,005	$(4,117)	$6,411
Operating expenses	(2,274)	(6,395)	(9,970)	(16,228)
Gain (loss) on available-for-sale securities
Other income (expense)	$5	5	15	$22
Total reclassifications into net income	$(5,169)	$(2,385)	$(14,072)	$(9,795)
Note 10. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on September 1, 2015. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2016, $175.0 million remained available for further repurchases under the program.

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

In May 2016, the Company entered into an accelerated share repurchase agreement (the May 2016 ASR) to repurchase an aggregate of $125.0 million of the Company’s common stock. Pursuant to the May 2016 ASR, the Company made a prepayment of $125.0 million and received initial share deliveries of shares valued at $100.0 million. The remaining balance of $25.0 million was settled in August 2016. Total shares purchased under the May 2016 ASR were approximately 2.4 million shares, at an average purchase price of $52.98 per share.
Stock repurchase activities are as follow:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Total shares repurchased (1)	2,525	678	6,889	3,968
Total cost of the repurchased shares(1)	$120,000	$36,000	$320,000	$180,000
Reissuance of treasury stock	1,708	1,553	3,169	3,931

(1)	Does not include the 351,170 shares and $25.0 million equity forward contract, respectively, from the May 2016 ASR settled in August 2016.
Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Cost of license	$2,912	$2,463	$8,116	$6,673
Cost of maintenance and service	650	547	1,792	1,574
Research and development expense	13,046	11,955	36,469	32,432
Sales and marketing expense	5,139	5,268	14,581	13,573
General and administrative expense	3,824	3,672	11,085	10,517
Stock compensation expense before taxes	25,571	23,905	72,043	64,769
Income tax benefit	(6,781)	(5,637)	(19,106)	(15,273)
Stock compensation expense after taxes	$18,790	$18,268	$52,937	$49,496
As of July 31, 2016, there was $189.2 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.7 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Intrinsic value of awards exercised	$19,530	$17,631	$28,028	$42,262

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
The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income	$64,718	$55,387	$194,129	$176,172
Denominator:
Weighted-average common shares for basic net income per share	151,169	155,533	152,129	154,835
Dilutive effect of potential common shares from equity-based compensation	2,721	3,051	2,500	3,015
Weighted-average common shares for diluted net income per share	153,890	158,584	154,629	157,850
Net income per share:
Basic	$0.43	$0.36	$1.28	$1.14
Diluted	$0.42	$0.35	$1.26	$1.12
Anti-dilutive employee stock-based awards excluded(1)	2,270	563	1,822	1,529

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Revenue:
United States	$316,902	$275,625	$889,220	$839,325
Europe	66,946	80,257	211,993	227,165
Japan	63,056	50,974	174,838	165,067
Asia-Pacific and Other	168,300	148,949	512,762	423,495
Consolidated	$615,204	$555,805	$1,788,813	$1,655,052
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.
For the three and nine months ended July 31, 2016 and 2015, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Interest income	$1,031	$540	$2,499	$2,240
Interest expense	(1,208)	(599)	(2,729)	(2,057)
Gain (loss) on assets related to executive deferred compensation plan	6,822	1,815	6,136	7,091
Foreign currency exchange gain (loss)	(94)	1,111	(296)	5,317
Other, net	1,958	844	6,548	4,193
Total	$8,509	$3,711	$12,158	$16,784
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Income before income taxes	$85,231	$65,193	$246,796	$225,692
Provision (benefit) for income taxes	$20,513	$9,806	$52,667	$49,520
Effective tax rate	24.1%	15.0%	21.3%	21.9%
The Company’s effective tax rate for the three and nine months ended July 31, 2016 is lower than the statutory federal income tax rate of 35% primarily due to lower taxes on certain earnings considered as indefinitely reinvested in foreign operations and U.S. federal and California research tax credits, partially offset by state taxes and the tax effect of non-deductible stock compensation and the integration of acquired technologies. The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities.
The Company's effective tax rate increased in the three months ended July 31, 2016, as compared to the same period in fiscal 2015, primarily due to an increase in the valuation allowance on deferred tax assets as a result of changes in the utilization of state credits. The effective tax rate for the three months ended July 31, 2015 was lower due to the tax benefits of final settlement with the Examination Division of the IRS. The effective tax rate decreased in the nine months ended July 31, 2016, as compared to the same period in fiscal 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit and an amendment to its intercompany cost-sharing arrangements to exclude stock-based compensation expense, partially offset by an increase in the valuation allowance on deferred tax assets.
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
The Company’s total gross unrecognized tax benefits as of July 31, 2016 are $111.5 million exclusive of interest and penalties. If the total gross unrecognized tax benefits as of July 31, 2016 were recognized in the future, approximately $108.6 million would decrease the effective tax rate.
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
Non-U.S. Examinations

In the third quarter of fiscal 2016, the Company reached final settlement with the Taiwan tax authorities for fiscal 2011, with regard to certain transfer pricing issues. As a result of the settlement, the Company paid $0.3 million of tax and recognized $0.7 million in unrecognized tax benefits.
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
In March 2016, the FASB issued ASU 2016-9, "Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." This ASU simplifies certain aspects of accounting for stock-based payment transactions, including the accounting for income taxes, provides an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur and modifies the treatment of statutory tax withholding requirements, as well as certain classifications in the statement of cash flows. This ASU will be effective for fiscal 2018, including interim periods within that reporting period, and earlier adoption is permitted if all provisions are adopted in the same period. The Company will early adopt ASU 2016-09 in the first quarter of fiscal 2017, and the Company does not currently expect adoption to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” "forecast," or the negatives of such terms, and similar expressions intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor industry and the effects of industry consolidation, our business outlook, our business model, our growth strategy, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
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
Financial Performance Summary
In the third quarter of fiscal 2016, compared to the same period of fiscal 2015:

•
Revenues were $615.2 million, an increase of $59.4 million, or 11%, primarily driven by increases in hardware revenue, license revenue from arrangements booked in prior periods, and to a lesser extent, from prior-year acquisitions.

•	Total costs and operating expenses were $538.5 million, an increase of $44.2 million, or 9%, primarily due to increases in headcount, including from acquisitions and related costs.

•	Our net income increased by $9.3 million, or 17%.

•	Our cash, cash equivalents and short-term investments were $1,089.9 million as of July 31, 2016, of which 12% was in the U.S.
We expect to continue to derive approximately 90% of our revenue from time-based license, professional services and maintenance revenue on an annual basis.  During the three-month period ended July 31, 2016, 89% of our revenue was time-based.
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

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average license term of the TSLs and term licenses is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered during the quarter. For the three months ended July 31, 2016 and 2015, the weighted average license term was 3.1 and 2.5 years, respectively.

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
Total Revenue

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$615.2	$555.8	$59.4	11%
Nine months ended	$1,788.8	$1,655.1	$133.7	8%
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
The increase in total revenue for the three and nine months ended July 31, 2016 compared to the same periods in fiscal 2015 was primarily attributable to an increase in time-based license revenue from arrangements booked in prior periods, higher hardware sales and contributions from acquisitions.

Time-Based License Revenue

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$479.3	$445.8	$33.5	8%
Percentage of total revenue	78%	80%
Nine months ended	$1,427.7	$1,324.7	$103.0	8%
Percentage of total revenue	80%	80%
The increase in time-based license revenue for the three and nine months ended July 31, 2016 compared to the same periods in fiscal 2015 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods and, to a lesser extent, contributions from acquisitions.
Upfront License Revenue

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$66.9	$48.9	$18.0	37%
Percentage of total revenue	11%	9%
Nine months ended	$168.5	$139.7	$28.8	21%
Percentage of total revenue	9%	8%
Changes in upfront license revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront license revenue for the three and nine months ended July 31, 2016 compared to the same periods in fiscal 2015 was primarily attributable to an increase in the sale of hardware products driven by timing of customer requirements.
As our sales of hardware and IP products grow, upfront license revenue may increase, but we expect it to remain consistent with our business model, in which approximately 90% of our total revenue is attributable to time-based license, maintenance and professional services revenue on an annual basis.

Maintenance and Service Revenue

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$19.3	$17.7	$1.6	9%
Professional services and other revenue	49.7	43.4	6.3	15%
Total maintenance and service revenue	$69.0	$61.1	$7.9	13%
Percentage of total revenue	11%	11%
Nine months ended
Maintenance revenue	$55.7	$51.7	$4.0	8%
Professional services and other revenue	136.9	139.0	(2.1)	(2)%
Total maintenance and service revenue	$192.6	$190.7	$1.9	1%
Percentage of total revenue	11%	12%
Changes in maintenance revenue are generally attributable to timing of perpetual contracts and maintenance renewals. The increase in maintenance revenue for the three and nine months ended July 31, 2016 compared to the same periods in fiscal 2015 was primarily attributable to the timing of maintenance renewals.

The increase in professional services and other revenue for the three months ended July 31, 2016 compared to the same period in fiscal 2015 were primarily due to the timing of IP customization and consulting projects that are accounted for using the percentage of completion method.
The decrease in professional services and other revenue for the nine months ended July 31, 2016 compared to the same period in fiscal 2015 were primarily due to the timing of IP customization and consulting projects that are accounted for using the percentage of completion method.
Cost of Revenue

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of license revenue	$92.0	$77.5	$14.5	19%
Cost of maintenance and service revenue	23.2	25.3	(2.1)	(8)%
Amortization of intangible assets	24.5	26.7	(2.2)	(8)%
Total	$139.7	$129.5	$10.2	8%
Percentage of total revenue	23%	23%
Nine months ended
Cost of license revenue	$253.9	$218.7	$35.2	16%
Cost of maintenance and service revenue	67.4	82.2	(14.8)	(18)%
Amortization of intangible assets	79.5	78.2	1.3	2%
Total	$400.8	$379.1	$21.7	6%
Percentage of total revenue	22%	23%
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
The increase in cost of revenue for the three months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $9.2 million in product costs due to increased sales, and $6.1 million in personnel-related costs as a result of headcount increases, which were partially offset by decreases of $3.1 million in costs related to our professional services revenue and $2.2 million in amortization of intangible assets.
The increase in cost of revenue for the nine months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $19.7 million in product costs due to increased sales, $15.2 million in personnel-related costs as a result of headcount increases and $1.3 million in amortization of intangible assets, which were partially offset by decrease of $16.3 million in costs related to our professional services revenue.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$221.9	$198.0	$23.9	12%
Percentage of total revenue	36%	36%
Nine months ended	$634.8	$567.9	$66.9	12%
Percentage of total revenue	35%	34%
The increase in research and development expenses for the three months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $19.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and $2.7 million in consultant and contractor costs.
The increase in research and development expenses for the nine months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $56.6 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and $4.0 million in consultant and contractor costs.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$127.3	$117.0	$10.3	9%
Percentage of total revenue	21%	21%
Nine months ended	$370.9	$343.7	$27.2	8%
Percentage of total revenue	21%	21%
The increase in sales and marketing expenses for the three months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to an increase of $8.8 million in personnel costs as a result of higher variable compensation primarily based on timing of shipments and higher headcount.
The increase in sales and marketing expenses for the nine months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to an increase of $24.5 million in personnel costs as a result of higher variable compensation primarily based on timing of shipments and higher headcount.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended	$42.5	$43.9	$(1.4)	(3)%
Percentage of total revenue	7%	8%
Nine months ended	$123.8	$121.3	$2.5	2%
Percentage of total revenue	7%	7%
The decrease in general and administrative expenses for the three months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to decreases of $2.8 million in professional services costs, partially offset by $1.5 million of higher maintenance costs.

The increase in general and administrative expenses for the nine months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to increases of $4.6 million of maintenance costs, and $2.3 million in professional services costs, partially offset by $5.4 million of lower facilities expenses.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$24.5	$26.7	$(2.2)	(8)%
Included in operating expenses	7.1	6.2	0.9	15%
Total	$31.6	$32.9	$(1.3)	(4)%
Percentage of total revenue	5%	6%
Nine months ended
Included in cost of revenue	$79.5	$78.2	$1.3	2%
Included in operating expenses	21.0	19.1	1.9	10%
Total	$100.5	$97.3	$3.2	3%
Percentage of total revenue	6%	6%
The decrease in amortization of intangible assets for the three months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to intangible assets that are fully amortized, partially offset by additions of acquired intangible assets.
The increase in amortization of intangible assets for the nine months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily due to the additions of acquired intangible assets partially offset by intangible assets that are fully amortized. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
During the three months ended July 31, 2016, we did not record any restructuring charges and during the nine months ended July 31, 2016, we recorded $3.0 million of restructuring charges due to employee severance and benefits. During the three and nine months ended July 31, 2015, we recorded $(0.2) million and $15.1 million of restructuring charges, respectively, pursuant to the fiscal 2015 restructuring program which included a voluntary retirement program and a minimal headcount reduction program. The fiscal 2015 restructuring program was completed as of October 31, 2015.

Other Income (Expense), net

	July 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.0	$0.5	$0.5	100%
Interest (expense)	(1.2)	(0.6)	(0.6)	100%
Gain (loss) on assets related to executive deferred compensation plan assets	6.8	1.8	5.0	278%
Foreign currency exchange gain (loss)	(0.1)	1.1	(1.2)	(109)%
Other, net	2.0	0.9	1.1	122%
Total	$8.5	$3.7	$4.8	130%
Nine months ended
Interest income	$2.5	$2.2	$0.3	14%
Interest (expense)	(2.7)	(2.1)	(0.6)	29%
Gain (loss) on assets related to executive deferred compensation plan assets	6.1	7.1	(1.0)	(14)%
Foreign currency exchange gain (loss)	(0.3)	5.3	(5.6)	(106)%
Other, net	6.6	4.3	2.3	53%
Total	$12.2	$16.8	$(4.6)	(27)%
Other income (expense), net, for the three months ended July 31, 2016 was higher compared to the same period in fiscal 2015, primarily due to higher gains in the market value of our executive deferred compensation plan assets.
Other income (expense), net, for the nine months ended July 31, 2016 was lower compared to the same period in fiscal 2015, primarily due to losses in foreign currency exchange as a result of the weakened U.S. dollar against the related foreign currencies.
Taxes
Our effective tax rate increased in the three months ended July 31, 2016, as compared to the same period in fiscal 2015, primarily due to an increase in the valuation allowance on deferred tax assets. The effective tax rate for the three months ended July 31, 2015 was lower due to the tax benefits of final settlement with the Examination Division of the IRS. The effective tax rate decreased in the nine months ended July 31, 2016, as compared to the same period in fiscal 2015, primarily due to the permanent reinstatement of the U.S. federal research tax credit and an amendment we made to our cost-sharing arrangements to exclude stock-based compensation expense, partially offset by an increase in the valuation allowance on deferred tax assets. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of July 31, 2016, we held an aggregate of $126.7 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $963.1 million in our foreign subsidiaries. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered indefinitely reinvested outside the U.S. However, in the event funds from foreign subsidiaries were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during the nine months ended July 31, 2016.

Cash, Cash Equivalents and Short-Term Investments

	July 31, 2016	October 31, 2015	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$946.3	$836.2	$110.1	13%
Short-term investments	$143.6	$128.7	$14.9	12%
Total	$1,089.9	$964.9	$125.0	13%
Cash, cash equivalents and short-term investments increased primarily due to cash generated from our operations, proceeds from our senior unsecured revolving credit facility and the issuance of common stock from our stock compensation plans. Cash generated was partially offset by cash used for stock repurchases under our accelerated stock repurchase agreements entered into in December 2015 (the December 2015 ASRs) and May 2016 (the May 2016 ASR), cash paid for acquisitions and intangible assets, purchases of property and equipment and repayment of debt.

Cash Flows

	July 31,
	2016	2015	$ Change
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$439.0	$342.7	$96.3
Cash (used in) investing activities	(125.6)	(333.7)	208.1
Cash (used in) provided by financing activities	(205.6)	13.4	(219.0)
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
Cash provided by operating activities. Cash provided by operating activities for the nine months ended July 31, 2016 was higher compared to the same period in fiscal 2015, primarily due to higher cash collections, partially offset by higher disbursements for operations, including vendors.
Cash (used in) investing activities. Cash used in investing activities for the nine months ended July 31, 2016 was lower compared to the same period in fiscal 2015, primarily due to lower cash paid for acquisitions and intangible assets of $66.8 million, higher proceeds from the sales and maturities of our short-term investments of $62.9 million, lower purchases of our short-term investments of $59.2 million, and lower purchases of property and equipment of $19.5 million.
Cash (used in) provided by financing activities. Cash used in financing activities for the nine months ended July 31, 2016 was higher compared to the same period in fiscal 2015, primarily due to lower proceeds from the drawdown of our senior unsecured revolving credit facility of $225.0 million, higher stock repurchase activities under our accelerated share repurchase agreements of $145.0 million, and lower proceeds from the issuance of common stock of $12.2 million, partially offset by lower debt repayments of $160.4 million.
Accounts Receivable, net

	July 31, 2016	October 31, 2015	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$317.1	$385.7	$(68.6)	(18)%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 47 days at July 31, 2016 and 60 days at October 31, 2015. Accounts receivable decreased primarily due to the timing of billings to customers and an increase in collections.

Working Capital. Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	July 31, 2016	October 31, 2015	$ Change	% Change
	(dollars in millions)
Current assets	$1,552.0	$1,468.8	$83.2	6%
Current liabilities	1,663.6	1,578.4	85.2	5%
Working capital	$(111.6)	$(109.6)	$(2.0)	2%
Decreases in our working capital were primarily due to (1) an increase of $72.5 million in short-term debt, (2) a decrease of $68.6 million in accounts receivable, net, due to the timing of billings to customers and collections, and an increase of $40.8 million in deferred revenue. The decreases were partially offset by (1) an increase of $124.9 million in cash, cash equivalents and short-term investments, a decrease of $37.9 million in accounts payable and accrued liabilities due to timing of disbursements, and (3) an increase of $22.2 million in prepaid and other current assets.
Other Commitments—Credit Facility
On February 17, 2012, we entered into an agreement with several lenders (the Credit Agreement) providing for (i) a $350.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). Principal payments on a portion of the Term Loan are due in equal quarterly installments of $7.5 million, with the remainder due in October 2016. We can elect to make prepayments on the Term Loan, in whole or in part, without premium or penalty. On May 19, 2015, the Credit Agreement was amended and restated in order to increase the size of the Revolver from $350.0 million to $500.0 million and to extend the termination date of the Revolver from October 14, 2016 to May 19, 2020. The amended and restated Credit Agreement also replaced a financial covenant requiring us to maintain a minimum specified level of cash with a covenant requiring a minimum interest coverage ratio. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the amended and restated Credit Agreement may be increased by us by up to an additional $150.0 million through May 2019. The amended and restated Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of July 31, 2016, we are in compliance with all financial covenants.
As of July 31, 2016, we had a $22.5 million outstanding balance under the Term Loan and a $255.0 million outstanding balance under the Revolver, all of which is considered short term. As of October 31, 2015, we had a $45.0 million outstanding balance under the Term Loan and a $160.0 million outstanding balance under the Revolver, all of which was considered short term. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the amended and restated Credit Agreement. As of July 31, 2016, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
Our available-for-sale securities as of July 31, 2016 consisted of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of July 31, 2016, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the nine months ended July 31, 2016, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
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
As of July 31, 2016, our exposure to market risk has not changed materially since October 31, 2015. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, filed with the SEC on December 14, 2015.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of July 31, 2016, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2016, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. On March 12, 2015, the court entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. Synopsys has released a new version of ZeBu software that does not include such features. Both parties have appealed the court's rulings. The hearing on such appeal was held on June 9, 2016, and the court has yet to issue a decision.
The California Action
On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case seeks compensatory damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent and appeals from that proceeding. On January 20, 2015, the court granted Mentor's motion for summary judgment on the '488, '841, and '318 patents, finding that such patents were invalid. Synopsys has appealed the court's ruling. The hearing on such appeal was held on June 9, 2016, and the court has yet to issue a decision.

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
For example, we have acquired several providers of software quality and security testing tools, including Coverity, Inc. and Codenomicon OY. This is a new, though adjacent, technology space for us. The customers for these tools are diverse and include industries with which we do not have experience. We may need to develop new sales and marketing strategies and meet new customer service requirements. We will need to accurately predict, prepare for, and promptly respond to technological developments in the field, such as identifying new security vulnerabilities in software code and ensuring support for a growing number of programming languages. At the same time, we will need to compete against new and unfamiliar competitors that may have more financial resources, industry experience, brand recognition, or established customer relationships than we do. To successfully develop our software quality and security offerings, we will need to skillfully balance our investment in the space with investment in our existing products, as well as attract and retain employees with expertise in these new fields. If we fail to do so, we may not realize the expected benefits of our acquisitions, and it may have a negative effect on our earnings and financial condition.
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
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles. Many of these recommendations are being adopted by various countries in which we do business and may increase our taxes in these countries. In addition, the Republic of Ireland has changed its corporate residence rules and will require changes to our tax position by January 1, 2021. On July 26, 2016, Hungary amended its IP regime to bring it in line with the OECD BEPS Project and will be effective in fiscal 2017. Changes to these and other areas in relation to international tax reform could increase uncertainty in the corporate tax area and may adversely affect our provision for income taxes. In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. In addition, we have expanded our non-U.S. operations significantly in the past several years. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:

•	Ineffective legal protection of intellectual property rights;

•	International economic and political conditions in countries where we do business, such as uncertainty caused by the United Kingdom's referendum to withdraw from the European Union;

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
For example, in October 2015, we discovered unauthorized third-party access, which had begun in July 2015, to our products and product license files hosted on our SolvNet customer license and product delivery system. We determined that no customer project or design data had been accessed. No personally identifiable information or payment card information is stored on the system. While we identified and closed the method used to gain access, it is possible our security measures may be circumvented again in the future, and such a breach could harm our business and reputation. The techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards, a breach may still occur. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.
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
We are offering software quality and security testing solutions as a result of our acquisitions of Coverity and Codenomicon. If we fail to identify new and increasingly sophisticated methods of cyberattack, or fail to invest sufficient resources in research and development regarding new threat vectors, our security testing products may fail to detect vulnerabilities in our customers’ software code. An actual or perceived failure to identify security flaws may harm the perceived reliability of our security testing products and could result in a loss of customers, sales, or an increased cost to remedy a problem. Furthermore, our acquisitions of Coverity and Codenomicon may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own information technology infrastructure. Successful attacks could damage our reputation as a security-focused company.
Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.
As of July 31, 2016, approximately 88% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of July 31, 2016, we had outstanding debt of $22.5 million under our $150.0 million term loan facility and $255.0 million of outstanding debt under our $500.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
In May 2016, we entered into an accelerated share repurchase agreements (the May 2016 ASR) to repurchase an aggregate of $125.0 million of our common stock. Pursuant to the May 2016 ASR, we made a prepayment of $125.0 million and received initial share deliveries of shares valued at $100.0 million. The remaining balance of $25.0 million was settled in August 2016. Total shares purchased under the May 2016 ASR were approximately 2.4 million shares, at an average purchase price of $52.98 per share.
The table below sets forth information regarding repurchases of Synopsys' common stock by Synopsys during the three months ended July 31, 2016:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
May 1, 2016 through June 4, 2016(2)	2,525,442	$—	2,525,442	$175,000,000
Month #2
June 5, 2016 through July 2, 2016	—	$—	—	$175,000,000
Month #3
July 3, 2016 through July 30, 2016				$175,000,000
Total	2,525,442		2,525,442	$175,000,000

(1)	As of July 31, 2016, $175.0 million remained available for future repurchases under the program.

(2)	Does not include the 351,170 shares from the equity forward contract from the May 2016 ASR settled in August 2016.
See Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference (To Be Updated)				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: August 22, 2016	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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