Form 10-Q
period 2017-01-31
SYNOPSYS INC
filed 2017-02-17
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 15, 2017, there were 150,497,680 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2017	October 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$827,709	$976,620
Short-term investments	138,648	140,695
Total cash, cash equivalents and short-term investments	966,357	1,117,315
Accounts receivable, net	331,984	438,873
Income taxes receivable and prepaid taxes	54,596	56,091
Prepaid and other current assets	131,106	104,659
Total current assets	1,484,043	1,716,938
Property and equipment, net	256,811	257,035
Goodwill	2,652,257	2,518,245
Intangible assets, net	301,922	266,661
Long-term prepaid taxes	15,800	13,991
Long-term deferred income taxes	355,469	281,926
Other long-term assets	197,952	185,569
Total assets	$5,264,254	$5,240,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$251,098	$401,451
Accrued income taxes	9,583	22,693
Deferred revenue	1,018,834	1,085,802
Short-term debt	177,040	205,000
Total current liabilities	1,456,555	1,714,946
Long-term accrued income taxes	37,394	39,562
Long-term deferred revenue	74,955	79,856
Long-term debt	142,500	—
Other long-term liabilities	228,165	210,855
Total liabilities	1,939,569	2,045,219
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 150,428 and 151,454 shares outstanding, respectively	1,505	1,515
Capital in excess of par value	1,640,036	1,644,675
Retained earnings	2,137,395	1,947,585
Treasury stock, at cost: 6,836 and 5,811 shares, respectively	(355,257)	(294,052)
Accumulated other comprehensive income (loss)	(98,994)	(104,577)
Total stockholders’ equity	3,324,685	3,195,146
Total liabilities and stockholders’ equity	$5,264,254	$5,240,365
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended January 31,
	2017	2016
Revenue:
Time-based products	$489,365	$464,280
Upfront products	79,609	43,437
Maintenance and service	83,812	60,887
Total revenue	652,786	568,604
Cost of revenue:
Products	96,971	76,393
Maintenance and service	37,303	22,525
Amortization of intangible assets	21,472	30,526
Total cost of revenue	155,746	129,444
Gross margin	497,040	439,160
Operating expenses:
Research and development	212,648	196,705
Sales and marketing	126,511	122,620
General and administrative	40,866	39,697
Amortization of intangible assets	8,036	6,935
Restructuring charges	12,105	2,093
Total operating expenses	400,166	368,050
Operating income	96,874	71,110
Other income (expense), net	11,487	(6,768)
Income before income taxes	108,361	64,342
Provision (benefit) for income taxes	21,773	4,307
Net income	$86,588	$60,035
Net income per share:
Basic	$0.57	$0.39
Diluted	$0.56	$0.39
Shares used in computing per share amounts:
Basic	150,782	152,968
Diluted	154,433	155,283
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Net income	$86,588	$60,035
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(4,661)	(14,455)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	(63)	(47)
Cash flow hedges:
Deferred gains (losses), net of tax of $(681) and $3,652, respectively	6,453	(12,634)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(850) and $(1,381), respectively	3,854	3,716
Other comprehensive income (loss), net of tax effects	5,583	(23,420)
Comprehensive income	$92,171	$36,615
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net income	$86,588	$60,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	49,464	56,436
Stock compensation	25,834	23,013
Allowance for doubtful accounts	229	250
(Gain) loss on sale of investments	(1)	3
Write-down of long-term investments	1,300	—
Deferred income taxes	12,989	(3,955)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	122,192	30,365
Prepaid and other current assets	(24,893)	(27,825)
Other long-term assets	(13,931)	9,008
Accounts payable and accrued liabilities	(129,316)	(145,229)
Income taxes	(14,201)	(5,174)
Deferred revenue	(69,372)	(32,097)
Net cash provided by (used in) operating activities	46,882	(35,170)
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	37,284	40,489
Purchases of short-term investments	(35,338)	(34,933)
Proceeds from sales of long-term investments	—	161
Purchases of property and equipment	(18,178)	(15,337)
Cash paid for acquisitions and intangible assets, net of cash acquired	(187,624)	(18,941)
Capitalization of software development costs	(1,033)	(920)
Other	2,100	—
Net cash used in investing activities	(202,789)	(29,481)
Cash flows from financing activities:
Proceeds from credit facility and term loan	150,000	30,000
Repayment of debt	(35,000)	(7,500)
Issuances of common stock	7,205	1,486
Payments for taxes related to net share settlement of equity awards	(6,887)	(5,211)
Purchase of equity forward contract	(20,000)	(40,000)
Purchases of treasury stock	(80,000)	(160,000)
Other	559	(1,030)
Net cash provided by (used in) financing activities	15,877	(182,255)
Effect of exchange rate changes on cash and cash equivalents	(8,881)	(6,296)
Net change in cash and cash equivalents	(148,911)	(253,202)
Cash and cash equivalents, beginning of year	976,620	836,188
Cash and cash equivalents, end of period	$827,709	$582,986
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) provides software, intellectual property and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers ensuring the quality and security of their applications. The Company is a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. The Company also offers intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than design those circuits themselves. The Company provides software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, the Company provides technical services and support to help its customers develop advanced chips and electronic systems. The Company is also a leading provider of software tools and services that improve the quality and security of software code in a wide variety of industries, including electronics, financial services, energy, industrials, and automotive.
Note 2. Summary of Significant Accounting Policies
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2016 as filed with the SEC on December 12, 2016.
Use of Estimates. To prepare financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and may result in material effects on the Company’s operating results and financial position.
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2017 and 2016 are both 52-week years. The first fiscal quarters of fiscal 2017 and 2016 ended on January 28, 2017 and January 30, 2016, respectively, and the prior fiscal year ended on October 29, 2016. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Note 3. Business Combinations
During the three months ended January 31, 2017, the Company completed acquisitions with an aggregate total purchase consideration of $188.1 million, net of cash acquired. The Company assumed unvested stock options with a fair value of $4.4 million using the Black-Scholes option-pricing model and will expense the options over their remaining service periods on a straight-line basis. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s consolidated financial statements. The preliminary purchase price allocations resulted in $132.9 million of goodwill, of which $11.9 million is deductible for tax purposes, and $64.9 million of acquired identifiable intangible assets valued using the income or cost methods. The intangible assets are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs for these acquisitions totaling $3.1 million were expensed as incurred in the unaudited condensed consolidated statement of operations. The Company funded the acquisitions with existing cash and debt.
The preliminary fair value estimates for the assets acquired and liabilities assumed for all fiscal 2017 acquisitions are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates relate to certain tangible assets and liabilities, identifiable intangible assets, and income taxes. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to the provisional amounts recorded as assets or liabilities during the measurement period may result in an adjustment to goodwill.
Note 4. Goodwill and Intangible Assets
Goodwill as of January 31, 2017 and October 31, 2016 consisted of the following:

(in thousands)
As of October 31, 2016	$2,518,245
Additions	132,892
Adjustments(1)	—
Effect of foreign currency translation	1,120
As of January 31, 2017	$2,652,257

(1)	Adjustments relate to changes in estimates for acquisitions that closed in the prior fiscal year for which the purchase price allocation was finalized during the reporting period.

Intangible assets as of January 31, 2017 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$622,954	$479,000	$143,954
Customer relationships	276,625	146,731	129,894
Contract rights intangible	173,249	164,730	8,519
Trademarks and trade names	25,129	14,763	10,366
In-process research and development (IPR&D)(2)	4,600	—	4,600
Capitalized software development costs	30,675	26,086	4,589
Total	$1,133,232	$831,310	$301,922

(2)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2016 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$610,812	$460,722	$150,090
Customer relationships	235,997	139,932	96,065
Contract rights intangible	171,248	162,183	9,065
Trademarks and trade names	20,729	13,821	6,908
Capitalized software development costs	29,642	25,109	4,533
Total	$1,068,428	$801,767	$266,661

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Core/developed technology	$18,283	$22,256
Customer relationships	6,892	6,193
Contract rights intangible	3,392	8,221
Trademarks and trade names	941	791
Capitalized software development costs(3)	977	915
Total	$30,485	$38,376

(3) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of the existing intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2017	$80,057
2018	81,585
2019	56,668
2020	39,470
2021	21,332
2022 and thereafter	18,210
IPR&D(4)	4,600
Total	$301,922

(4) IPR&D assets are amortized over their useful lives upon completion or written off upon abandonment.

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

As of January 31, 2017, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$188,002	$—	$—	$—	$188,002
Commercial paper	2,849	—	—	—	2,849
Total:	$190,851	$—	$—	$—	$190,851
Short-term investments:
U.S. government agency securities	$12,305	$—	$(25)	$—	$12,280
Certificates of deposit	20,963	—	—	—	20,963
Commercial paper	24,831	1	—	—	24,832
Corporate debt securities	53,806	29	(36)	—	53,799
Asset-backed securities	18,978	7	(18)	—	18,967
Non-U.S. government agency securities	3,401	—	(1)	—	3,400
Other	4,407	—	—	—	4,407
Total:	$138,691	$37	$(80)	$—	$138,648

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of October 31, 2016, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$499,274	$—	$—	$—	$499,274
Commercial paper	1,498	—	—	—	1,498
Certificates of deposit	4,200	—	—	—	4,200
Total:	$504,972	$—	$—	$—	$504,972
Short-term investments:
U.S. government agency securities	$13,607	$4	$(8)	$—	$13,603
Certificates of deposit	12,849	—	—	—	12,849
Commercial paper	25,430	1	—	—	25,431
Corporate debt securities	58,753	43	(18)	—	58,778
Asset-backed securities	22,146	12	(12)	—	22,146
Non-U.S. government agency securities	3,403	—	(3)	—	3,400
Other	4,488	—	—	—	4,488
Total:	$140,676	$60	$(41)	$—	$140,695

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of January 31, 2017, the stated maturities of the Company's available-for-sale securities are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$95,126	$95,115
Due in 2-5 years	43,372	43,340
Due in 6-10 years	193	193
Total	$138,691	$138,648
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Gain (loss) recorded in other income (expense), net	$59	$(3,763)

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of January 31, 2017	As of October 31, 2016
	(in thousands)
Total gross notional amount	$702,768	$758,246
Net fair value	$418	$(15,358)
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2017
Other current assets	$9,329	$1,543
Accrued liabilities	$10,389	$66
As of October 31, 2016
Other current assets	$4,625	$27
Accrued liabilities	$19,910	$101
The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2017
Foreign exchange contracts	Revenue	$8,604	Revenue	$(1,753)
Foreign exchange contracts	Operating expenses	(2,059)	Operating expenses	(2,101)
Total		$6,545		$(3,854)
Three months ended January 31, 2016
Foreign exchange contracts	Revenue	$(1,491)	Revenue	$212
Foreign exchange contracts	Operating expenses	(11,268)	Operating expenses	(3,928)
Total		$(12,759)		$(3,716)

The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2017	$168	$1,118
For the three months ended January 31, 2016	$254	$1,402

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2017:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$188,002	$188,002	$—	$—
Commercial paper	2,849	—	2,849	—
Short-term investments:
U.S. government agency securities	12,280	—	12,280	—
Certificates of deposit	20,963	—	20,963	—
Commercial paper	24,832	—	24,832	—
Corporate debt securities	53,799	—	53,799	—
Asset-backed securities	18,967	—	18,967	—
Non-U.S. government agency securities	3,400	—	3,400	—
Other	4,407	4,407	—	—
Prepaid and other current assets:
Foreign currency derivative contracts	10,872	—	10,872	—
Other long-term assets:
Deferred compensation plan assets	177,393	177,393	—	—
Total assets	$517,764	$369,802	$147,962	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$10,454	$—	$10,454	$—
Other long-term assets:
Deferred compensation plan liabilities	177,393	177,393	—	—
Total liabilities	$187,847	$177,393	$10,454	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2016:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$499,274	$499,274	$—	$—
Commercial paper	1,498	—	1,498	—
Certificates of deposit	4,200	—	4,200	—
Short-term investments:
U.S. government agency securities	13,603	—	13,603	—
Certificates of deposit	12,849	—	12,849	—
Commercial paper	25,431	—	25,431	—
Corporate debt securities	58,778	—	58,778	—
Asset-backed securities	22,146	—	22,146	—
Non-U.S. government agency securities	3,400	—	3,400	—
Other	4,488	4,488	—	—
Prepaid and other current assets:
Foreign currency derivative contracts	4,652	—	4,652	—
Other long-term assets:
Deferred compensation plan assets	163,185	163,185	—	—
Total assets	$813,504	$666,947	$146,557	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$20,010	$—	$20,010	$—
Other long-term liabilities:
Deferred compensation plan liabilities	163,185	163,185	—	—
Total liabilities	$183,195	$163,185	$20,010	$—

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
The Company recorded $1.3 million of other-than-temporary impairment during the three months ended January 31, 2017 and did not recognize any impairment during the three months ended January 31, 2016.

The following table presents the non-marketable equity securities that were measured and recorded at fair value within other long-term assets on a non-recurring basis and the loss recorded in other income (expense), net.

	Balance as of January 31, 2017	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended January 31, 2017
	(in thousands)
Non-marketable equity securities	$—	$—	$(1,300)
Note 7. Liabilities and Restructuring Charges
During the three months ended January 31, 2017, the Company initiated a restructuring plan as part of a business reorganization. Total charges under this plan are expected to be $15 million to $16 million consisting of severance and benefits. The Company recorded $12.1 million of these charges in the first quarter of fiscal 2017 and expects to record the remaining balance in the second quarter of fiscal 2017. Payments of these restructuring charges are anticipated to be completed in fiscal 2017.
During fiscal 2016, the Company recorded $9.6 million of restructuring charges (the 2016 Restructuring Plans) for severance and benefits due to involuntary employee terminations, of which $3.9 million was paid in fiscal 2016. As of October 31, 2016, there was a $5.7 million outstanding balance remaining in accounts payable and accrued liabilities as payroll and related benefits in the consolidated balance sheets. An immaterial balance under the 2016 Restructuring Plans remains unpaid as of January 31, 2017 and the Company does not expect to incur any additional costs as part of the 2016 Restructuring Plans.
The following is a summary of restructuring activities during the three months ended January 31, 2017:

(in thousands)
Liability as of October 31, 2016	$5,679
Restructuring costs incurred	12,105
Cash payments	(4,899)
As of January 31, 2017(1)	$12,885

(1)	Outstanding balance recorded in accounts payable and accrued liabilities as payroll and related benefits.

Accounts payable and accrued liabilities consist of:

	January 31, 2017	October 31, 2016
	(in thousands)
Payroll and related benefits	$176,512	$321,430
Other accrued liabilities	50,770	66,276
Accounts payable	23,816	13,745
Total	$251,098	$401,451
Other long-term liabilities consist of:

	January 31, 2017	October 31, 2016
	(in thousands)
Deferred compensation liability	$177,393	$163,185
Other long-term liabilities	50,772	47,670
Total	$228,165	$210,855
Note 8. Credit Facility
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2017, the Company was in compliance with all financial covenants.
During the first quarter of fiscal 2017, the Company received funding of $150.0 million under the Term Loan. Principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
2017	$5,625
2018	10,313
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$150,000
As of January 31, 2017, the Company had a $149.5 million outstanding balance, net of an immaterial amount of debt issuance costs, under the Term Loan, of which $142.5 million is classified as long-term liabilities, and a $170.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. As of October 31, 2016, the Company had no outstanding balance under the previous term loan from the 2015 Agreement and a $205.0 million outstanding balance under the previous revolver from the 2015 Agreement, which are considered short-term liabilities. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2017, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	January 31, 2017	October 31, 2016
	(in thousands)
Cumulative currency translation adjustments	$(89,361)	$(84,700)
Unrealized gain (loss) on derivative instruments, net of taxes	(9,589)	(19,896)
Unrealized gain (loss) on available-for-sale securities, net of taxes	(44)	19
Total accumulated other comprehensive income (loss)	$(98,994)	$(104,577)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(1,753)	$212
Operating expenses	(2,101)	(3,928)
Gain (loss) on available-for-sale securities
Other income (expense)	$1	(3)
Total reclassifications into net income	$(3,853)	$(3,719)
Note 10. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on August 31, 2016. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2017, $335.5 million remained available for further repurchases under the program.

In December 2016, the Company entered into an accelerated share repurchase agreement (the December 2016 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the December 2016 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in February 2017. Total shares purchased under the December 2016 ASR were approximately 1.7 million shares, at an average purchase price of $60.53 per share.
Stock repurchase activities are as follow:

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Total shares repurchased (1)	1,393	3,849
Total cost of the repurchased shares(1)	$80,000	$180,000
Reissuance of treasury stock	368	200

(1)	Does not include the 258,710 shares and $20.0 million equity forward contract, respectively, from the December 2016 ASR settled in February 2017.

Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Cost of products	$2,999	$2,596
Cost of maintenance and service	861	579
Research and development expense	12,884	11,585
Sales and marketing expense	5,129	4,701
General and administrative expense	3,961	3,552
Stock compensation expense before taxes	25,834	23,013
Income tax benefit	(7,071)	(5,153)
Stock compensation expense after taxes	$18,763	$17,860
As of January 31, 2017, there was $189.5 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.6 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Intrinsic value of awards exercised	$6,287	$1,274
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting." The Company elected to early adopt ASU 2016-09 in the first quarter of fiscal 2017. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows and the Company has elected to apply this provision on a prospective basis. The Company also elected to account for forfeitures as they occur and recorded a one-time adoption expense of $0.4 million to retained earnings. See Note 15. Taxes for additional information on tax impacts.
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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended January 31,
	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$86,588	$60,035
Denominator:
Weighted-average common shares for basic net income per share	150,782	152,968
Dilutive effect of potential common shares from equity-based compensation	3,651	2,315
Weighted-average common shares for diluted net income per share	154,433	155,283
Net income per share:
Basic	$0.57	$0.39
Diluted	$0.56	$0.39
Anti-dilutive employee stock-based awards excluded(1)	492	2,441

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

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Revenue:
United States	$319,418	$274,930
Europe	75,604	71,935
Japan	61,698	53,246
Asia-Pacific and Other	196,066	168,493
Consolidated	$652,786	$568,604
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.
For the three months ended January 31, 2017 and 2016, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Interest income	$1,233	$580
Interest expense	(1,308)	(673)
Gain (loss) on assets related to executive deferred compensation plan	7,781	(9,394)
Foreign currency exchange gain (loss)	3,222	580
Other, net	559	2,139
Total	$11,487	$(6,768)
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2017	2016
	(in thousands)
Income before income taxes	$108,361	$64,342
Provision (benefit) for income taxes	$21,773	$4,307
Effective tax rate	20.1%	6.7%
The Company’s effective tax rate for the three months ended January 31, 2017 is lower than the statutory federal income tax rate of 35% primarily due to lower taxes on certain earnings considered as indefinitely reinvested in foreign operations, U.S. federal and California research tax credits and excess tax benefits from stock-based compensation, partially offset by state taxes and the tax effect of non-deductible stock-based compensation and the integration of acquired technologies. The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities.
The Company's effective tax rate increased in the three months ended January 31, 2017, as compared to the same period in fiscal 2016, primarily due to the permanent reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2016.
On December 18, 2015, the president signed into law the Protecting Americans from Tax Hikes Act of 2015 which permanently reinstated the research tax credit retroactive to January 1, 2015. As a result of the new legislation, the Company recognized a benefit in the first quarter of fiscal 2016 related to ten months of fiscal 2015 and two months of fiscal 2016 as well as a benefit to the annual effective tax rate for ten months of fiscal 2016.
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

The Company’s total gross unrecognized tax benefits as of January 31, 2017 are $104.3 million exclusive of interest and penalties. If the total gross unrecognized tax benefits as of January 31, 2017 were recognized in the future, approximately $99.6 million would decrease the effective tax rate.
The timing of the resolution of income tax examinations is highly uncertain as well as the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $12 million.
As discussed in Note 11, the Company adopted ASU 2016-09 in the first quarter of fiscal 2017. The Company recorded all income tax effects of share-based awards in its provision for income taxes in the condensed consolidated statement of operations on a prospective basis. Prior to adoption, the Company did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. Upon adoption of ASU 2016-09, the Company recorded a deferred tax asset of $106.5 million for the previously unrecognized excess tax benefits with an offsetting adjustment to retained earnings. Adoption of the new standard resulted in net excess tax benefits in our provision for income taxes of $3.0 million for the three months ended January 31, 2017.
State Examinations
In the first quarter of fiscal 2016, the Company reached final settlement with the California Franchise Tax Board for fiscal 2011, 2010 and 2009. As a result of the settlement, the Company reduced its deferred tax assets by $4.9 million, recognized $10.3 million in unrecognized tax benefits, and increased its valuation allowance by $5.4 million.
Non-U.S. Examinations
In October 2016, the Hungarian Tax Authority (HTA) completed an audit of the Company's Hungary subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has challenged certain of Synopsys Hungary's tax positions taken during these years, including the timing of deduction of certain research expenses and for withholding taxes on payments made to affiliates, resulting in a proposed aggregate tax assessment of approximately $46 million. If the assessment is ultimately upheld, Synopsys Hungary could also be liable for additional interest and penalties of approximately $19 million. While the ultimate outcome is not certain, the Company believes there is no merit to these assessments and intends to contest them. While the appeal could take several years, the Company believes that it will ultimately prevail against the positions taken by the HTA.
The Company is also under examination by the tax authorities in certain other jurisdictions, including the Republic of Korea. No assessments have been proposed in these examinations.
Note 16. Effect of New Accounting Pronouncements
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
This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” "forecast," or the negatives of such terms, and similar expressions intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor industry and the effects of industry and customer consolidation, our business outlook, our business model, our growth strategy, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, as filed with the SEC on December 12, 2016.
Overview
Business Summary
Synopsys, Inc. provides software, intellectual property, and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the quality and security of their applications. We are a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test ICs, also known as chips. We also offer intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than design those circuits themselves. We provide software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, we provide technical services and support to help our customers develop advanced chips and electronic systems. We are also a leading provider of software tools and services that improve the quality and security of software code in a wide variety of industries, including electronics, financial services, energy, industrials, and automotive.
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
Financial Performance Summary
In the first quarter of fiscal 2017, compared to the same period of fiscal 2016:

•
Revenues were $652.8 million, an increase of $84.2 million, or 15%, primarily driven by the overall growth in our business due to increases of hardware sales, TSL license revenues and IP consulting projects and to a lesser extent from acquisitions.

•
Total costs and operating expenses were $555.9 million, an increase of $58.4 million, or 12%, primarily due to increases in headcount, including those from acquisitions, and higher product and consulting costs due to higher sales.

•	Higher operating income of $96.9 million, an increase of $25.8 million or 36%.

•	Our cash, cash equivalents and short-term investments were $966.4 million as of January 31, 2017, of which 16% was in the U.S.
We expect to continue to derive approximately 90% of our revenue from time-based products, and maintenance and service revenue on an annual basis.  During the three-month period ended January 31, 2017, 88% of our revenue was time-based.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, filed with the SEC on December 12, 2016.

Results of Operations
Revenue Background
We generate our revenue from the sale of products that include software licenses, maintenance and services, and to a lesser extent, hardware products. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual licenses and professional services fees. Hardware revenue consists of sales of Field Programmable Gate Array (FPGA)-based emulation and prototyping products.
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
With respect to software licenses, we utilize primarily two license types:

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

For the two software license types, we recognize revenue as follows:

•
TSLs. We typically recognize revenue from TSL fees ratably over the term of the license period, or as customer installments become due and payable, whichever is later. Revenue attributable to TSLs is reported as “time-based products revenue” in the unaudited condensed consolidated statements of operations.

•
Perpetual licenses. We recognize revenue from perpetual licenses in full upon shipment of the software if payment terms require the customer to pay at least 75% of the license fee and 100% of the maintenance fee within one year from shipment and all other revenue recognition criteria are met. Revenue attributable to these perpetual licenses is reported as “upfront products revenue” in the unaudited condensed consolidated statements of operations. For perpetual licenses in which less than 75% of the license fee and 100% of the maintenance fee is payable within one year from shipment, we recognize revenue as customer installments become due and payable. Such revenue is reported as “time-based products revenue” in the unaudited condensed consolidated statements of operations.

Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times.

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average term of the TSLs and term licenses is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered into during the quarter. For the three months ended January 31, 2017 and 2016, the weighted-average license term was 2.8 and 3.7 years, respectively.

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

•
Infrequently, we enter into certain license arrangements wherein licenses are provided for a finite term without any other services or rights, including rights to receive, or to exchange licensed software for, unspecified future technology. We recognize revenue from term licenses in full upon shipment of the software and when all other revenue recognition criteria are met.

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
Our revenue is sensitive to the mix of TSLs and perpetual licenses delivered during a reporting period. A TSL order typically yields lower current quarter revenue but contributes to revenue in future periods. For example, a $120,000 order for a three-year TSL delivered on the last day of a quarter typically generates no revenue in that quarter, but $10,000 in each of the 12 succeeding quarters. Conversely, a $120,000 order for perpetual licenses with greater than 75% of the license fee due within one year from shipment typically generates $120,000 in revenue in the quarter the product is delivered, but no future revenue. Additionally, revenue in a particular quarter may also be impacted by perpetual licenses in which less than 75% of the license fees and 100% of the maintenance fees are payable within one year from shipment as the related revenue will be recognized as revenue in the period when customer payments become due and payable.
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
Total Revenue

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$652.8	$568.6	$84.2	15%
Our revenue is subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our revenue due to factors such as the timing of IP consulting projects, royalties, variability in hardware sales and certain contracts where revenue is recognized when customer installment payments are due. As revenue from hardware sales are recognized upfront, customer demand and timing requirements for such hardware may result in increased variability of our total revenue.
The increase in total revenue for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was primarily attributable to the overall growth in our business mainly due to higher hardware sales, TSL license revenue from arrangements booked in prior periods, IP consulting projects and to a lesser extent due to revenue from acquired companies.

Time-Based Products Revenue

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$489.4	$464.3	$25.1	5%
Percentage of total revenue	75%	82%
The increase in time-based products revenue for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods.
Upfront Products Revenue

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$79.6	$43.4	$36.2	83%
Percentage of total revenue	12%	8%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was primarily attributable to an increase in the sale of hardware products.
As our sales of hardware products grow, upfront products revenue may increase, but we expect it to remain consistent with our business model, in which approximately 90% of our total revenue is attributable to time-based products, and maintenance and service revenue on an annual basis.

Maintenance and Service Revenue

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$19.4	$18.0	$1.4	8%
Professional services and other revenue	64.4	42.9	21.5	50%
Total maintenance and service revenue	$83.8	$60.9	$22.9	38%
Percentage of total revenue	13%	11%
Changes in maintenance revenue are generally attributable to timing of perpetual contracts and maintenance renewals. Maintenance revenue for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was relatively flat.
The increase in professional services and other revenue for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was primarily due to the timing of IP consulting projects that are accounted for using the percentage of completion method and contributions from acquisitions.
We expect our professional services revenues to increase in future periods as a result of recent acquisitions, but we do not expect the impact to be material to our total revenue.

Cost of Revenue

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$97.0	$76.4	$20.6	27%
Cost of maintenance and service revenue	37.2	22.5	14.7	65%
Amortization of intangible assets	21.5	30.5	(9.0)	(30)%
Total	$155.7	$129.4	$26.3	20%
Percentage of total revenue	24%	23%
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
Cost of products revenue. Cost of products revenue includes costs related to products sold and software licensed, allocated operating costs related to product support and distribution costs, royalties paid to third-party vendors, and the amortization of capitalized research and development costs associated with software products that had reached technological feasibility.
Cost of maintenance and service revenue. Cost of maintenance and service revenue includes operating costs related to maintaining the infrastructure necessary to operate our services and costs to deliver our consulting services, such as hotline and on-site support, production services and documentation of maintenance updates. We expect our cost of maintenance and service revenue to increase in future periods as a result of recent acquisitions, but we do not expect the impact to be material to our total cost of revenue.
Amortization of intangible assets. Amortization of intangible assets, which is recorded to cost of revenue and operating expenses, includes the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete related to acquisitions and certain contract rights related to acquisitions.
The increase in cost of revenue for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $14.8 million in personnel-related costs as a result of headcount increases, $12.7 million in hardware product costs due to timing of shipments, and $6.2 million in costs related to IP consulting revenue, which were partially offset by a decrease of $9.0 million in amortization of intangible assets.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$212.6	$196.7	$15.9	8%
Percentage of total revenue	33%	35%
The increase in research and development expenses for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $14.9 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.

Sales and Marketing

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$126.5	$122.6	$3.9	3%
Percentage of total revenue	19%	22%
The increase in sales and marketing expenses for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was primarily due to an increase of $9.0 million in personnel-related costs as a result of headcount increases, partially offset by $6.4 million of lower variable compensation primarily based on timing of shipments.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$40.9	$39.7	$1.2	3%
Percentage of total revenue	6%	7%
General and administrative expenses for the three months ended January 31, 2017 compared to the same period in fiscal 2016 were relatively flat as increases of $5.2 million in personnel-related costs, and $2.3 million in facilities expenses, were offset by $6.8 million of lower professional service costs.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$21.5	$30.5	$(9.0)	(30)%
Included in operating expenses	8.0	6.9	1.1	16%
Total	$29.5	$37.4	$(7.9)	(21)%
Percentage of total revenue	5%	7%
The decrease in amortization of intangible assets for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.

Restructuring Charges
During the three months ended January 31, 2017, our management approved, committed and initiated a restructuring plan as part of a business reorganization. Total charges under this plan are expected to be $15 million to $16 million consisting of severance and benefits. We recorded $12.1 million of these charges in the first quarter of fiscal 2017 and expect to record the remaining balance in the second quarter of fiscal 2017. Payments of these restructuring charges are anticipated to be completed in fiscal 2017.
During the three months ended January 31, 2017 and 2016, we recorded $12.1 million and $2.1 million of restructuring charges, respectively. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our restructuring charges.
Other Income (Expense), net

	January 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.2	$0.6	$0.6	100%
Interest (expense)	(1.3)	(0.7)	(0.6)	86%
Gain (loss) on assets related to executive deferred compensation plan	7.8	(9.4)	17.2	(183)%
Foreign currency exchange gain (loss)	3.2	0.6	2.6	433%
Other, net	0.6	2.1	(1.5)	(71)%
Total	$11.5	$(6.8)	$18.3	(269)%
Other income (expense), net, for the three months ended January 31, 2017 was higher compared to the same period in fiscal 2016, primarily due to gains in the market value of our executive deferred compensation plan assets compared to a loss in the corresponding period.
Taxes
Our effective tax rate increased in the three months ended January 31, 2017, as compared to the same period in fiscal 2016, primarily due to the permanent reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2016. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2017, we held an aggregate of $150.0 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $816.4 million in our foreign subsidiaries. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered indefinitely reinvested outside the U.S. However, in the event funds from foreign subsidiaries were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the three months ended January 31, 2017.

Cash, Cash Equivalents and Short-Term Investments

	January 31, 2017	October 31, 2016	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$827.7	$976.6	$(148.9)	(15)%
Short-term investments	$138.7	$140.7	$(2.0)	(1)%
Total	$966.4	$1,117.3	$(150.9)	(14)%
Cash, cash equivalents and short-term investments decreased primarily due to cash used for acquisitions and intangible assets, stock repurchases under our accelerated stock repurchase agreement (the December 2016 ASR), purchases of property and equipment and repayment of debt. Cash used was partially offset by proceeds from our term loan facility and cash generated from our operations.

Cash Flows

	January 31,
	2017	2016	$ Change
	(dollars in millions)
Three months ended
Cash provided by (used in) operating activities	$46.9	$(35.2)	$82.1
Cash (used in) investing activities	(202.8)	(29.5)	(173.3)
Cash provided by (used in) by financing activities	15.9	(182.3)	198.2
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
Cash provided by (used in) operating activities. Cash provided by operating activities for the three months ended January 31, 2017 was higher compared to the same period in fiscal 2016, primarily due to higher cash collections, partially offset by higher disbursements for operations, including vendors.
Cash (used in) investing activities. Cash used in investing activities for the three months ended January 31, 2017 was higher compared to the same period in fiscal 2016, primarily due to higher cash paid for acquisitions and intangible assets of $168.7 million.
Cash provided by (used in) financing activities. Cash provided by financing activities for the three months ended January 31, 2017 was higher compared to the same period in fiscal 2016, primarily due to lower stock repurchase activities of $100.0 million and higher proceeds from our credit facility and term loan, net of repayments, of $92.5 million.
Accounts Receivable, net

	January 31, 2017	October 31, 2016	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$332.0	$438.9	$(106.9)	(24)%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 46 days at January 31, 2017 and 63 days at October 31, 2016. Accounts receivable and DSO decreased primarily due to the timing of billings to customers and an increase in collections.

Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	January 31, 2017	October 31, 2016	$ Change	% Change
	(dollars in millions)
Current assets	$1,484.0	$1,716.9	$(232.9)	(14)%
Current liabilities	1,456.6	1,714.9	(258.3)	(15)%
Working capital	$27.4	$2.0	$25.4	1,270%
Increases in our working capital were primarily due to (1) a decrease of $150.4 million in accounts payable and accrued liabilities due to timing of disbursements, (2) a decrease of $67.0 million in deferred revenue, (3) a decrease of $28.0 million in short-term debt and (4) an increase of $26.4 million in prepaid and other current assets primarily due to timing of service contract renewals. These changes in working capital were partially offset by a decrease of $151.0 million in cash, cash equivalents and short-term investments, and a decrease of $106.9 million in accounts receivable, net, due to the timing of billings to customers and collections.
Other Commitments—Credit Facility
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2017, we were in compliance with all financial covenants.
During the first quarter of fiscal 2017, we received funding of $150.0 million under the Term Loan. Principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
2017	$5,625
2018	10,313
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$150,000
As of January 31, 2017, we had a $149.5 million outstanding balance, net of an immaterial amount of debt issuance costs, under the Term Loan, of which $142.5 million is classified as long-term liabilities, and a $170.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. As of October 31, 2016, we had no outstanding balance under the previous term loan from the 2015 Agreement and a $205.0 million outstanding balance under the previous revolver from the 2015 Agreement, which are considered short-term liabilities. We expect borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2017, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.

Other
Our available-for-sale securities as of January 31, 2017 consisted of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of January 31, 2017, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the three months ended January 31, 2017, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
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
As of January 31, 2017, our exposure to market risk has not changed materially since October 31, 2016. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, filed with the SEC on December 12, 2016.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of January 31, 2017, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2017, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
The California Action

On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case sought compensatory damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent and appeals from that proceeding. On January 20, 2015, the court granted Mentor's motion for summary judgment on the '488, '841, and '318 patents, finding that such patents were invalid. Synopsys has appealed the court's ruling. The hearing on such appeal was held on June 9, 2016. On October 17, 2016, the Federal Circuit affirmed the court’s decision.

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

On September 30, 2016, Synopsys filed a petition requesting ex parte reexamination of the claims of the ‘376 patent asserted by Mentor in the Oregon litigation. On November 10, 2016, the PTO ordered reexamination of the ’376 patent. On December 15, 2016, the PTO vacated the order granting reexamination, but granted Synopsys leave to refile. Synopsys filed a corrected petition requesting ex parte reexamination of certain of the asserted claims on December 29, 2016. The petition was granted on February 10, 2017.

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

Changes in United States Generally Accepted Accounting Principles (U.S. GAAP) could adversely affect our reported financial results and may require significant changes to our internal accounting systems and processes.
We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting principles and guidance.
The FASB is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued new accounting standards for revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Effect of New Accounting Pronouncements.” These and other such standards may result in different accounting principles, which may significantly impact our reported results or could result in volatility of our financial results. In addition, we may need to significantly change our customer and vendor contracts, accounting systems and processes. The cost and effect of these changes may adversely impact our results of operations.
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

Our results could be adversely affected by a change in our effective tax rate as a result of tax law changes, changes in our geographical earnings mix, an unfavorable government review of our tax returns, or by material differences between our forecasted and actual annual effective tax rates.
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
In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies. It is not possible to accurately determine the overall impact of such proposals on our effective tax rate or balance sheet at this time. Changes in corporate tax rates, the taxation of foreign earnings and the deductibility of expenses could have a material impact on the recoverability of our deferred tax assets, could result in significant one-time charges in the period in which tax reform is enacted, or could result in increases to future U.S. tax expense.
Our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We are also liable for potential tax liabilities of businesses we acquire. Although we believe our tax estimates are reasonable, the final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could adversely affect our income tax provision and net income in the periods for which that determination is made. In October 2016, the Hungarian Tax Authority (HTA) completed an audit of our Hungary subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has challenged certain of Synopsys Hungary's tax positions taken during these years, including the timing of deduction of certain research expenses and for withholding taxes on payments made to affiliates, resulting in a proposed aggregate tax assessment of approximately $46 million. If the assessment is ultimately upheld, Synopsys Hungary could also be liable for additional interest and penalties of approximately $19 million. We are also under examination by the tax authorities in certain other jurisdictions, including the Republic of Korea. No assessments have been proposed in these examinations.
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
As of January 31, 2017, approximately 84% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, and to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of January 31,

2017, we had outstanding debt of $149.5 million, net of an immaterial amount of debt issuance costs, under our $150.0 million term loan facility, and $170.0 million of outstanding debt under our $650.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
From time to time we are subject to claims that our products infringe on third-party intellectual property rights.
We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. For example, we and Emulation & Verification Engineering S.A. (EVE), a company we acquired in October 2012, are party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. The jury in one of the lawsuits returned a verdict of approximately $36 million in assessed damages against us for patent infringement, and the court in the lawsuit has entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. We have appealed from the injunction and the final judgment in the case. Further information regarding the EVE lawsuits is contained in Part II, Item 1, Legal Proceedings and Note 7 in the Notes to Consolidated Financial Statements under the heading “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 as filed with the SEC on December 12, 2016. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.
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
In December 2016, we entered into an accelerated share repurchase agreement (the December 2016 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the December 2016 ASR, we made a prepayment of $100.0 million and received initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in February 2017. Total shares purchased under the December 2016 ASR were approximately 1.7 million shares, at an average purchase price of $60.53 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2017:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
October 30, 2016 through December 3, 2016(2)	—	$—	—	$435,479,280
Month #2
December 4, 2016 through December 31, 2016(2)	1,393,243	$57.4200	1,393,243	$335,479,280
Month #3
January 1, 2017 through January 28, 2017	—	$—	—	$—
Total	1,393,243		1,393,243	$335,479,280

(1)	As of January 31, 2017, $335.5 million remained available for future repurchases under the program.

(2)
The number of shares purchased and average purchase price paid per share does not include the 258,710 shares and $20.0 million equity forward contract, respectively, from the December 2016 ASR settled in February 2017.

See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.5*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.6*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
10.16*	Amended and Restated Employment Agreement, dated December 15, 2016, by and between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.16	12/21/2016
10.17*	Amended and Restated Employment Agreement, dated December 15, 2016, by and between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.17	12/21/2016
10.18*	Executive Incentive Plan, as amended on December 15, 2016	8-K	000-19807	10.18	12/21/2016
10.19*	Amended and Restated Executive Change of Control Severance Benefit Plan, as amended on December 15, 2016	8-K	000-19807	10.19	12/21/2016
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
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

SYNOPSYS, INC.

Date: February 17, 2017	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.5*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan					X
10.6*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan					X
10.16*	Amended and Restated Employment Agreement, dated December 15, 2016, by and between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.16	12/21/2016
10.17*	Amended and Restated Employment Agreement, dated December 15, 2016, by and between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.17	12/21/2016
10.18*	Executive Incentive Plan, as amended on December 15, 2016	8-K	000-19807	10.18	12/21/2016
10.19*	Amended and Restated Executive Change of Control Severance Benefit Plan, as amended on December 15, 2016	8-K	000-19807	10.19	12/21/2016
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

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