Form 10-Q
period 2017-04-30
SYNOPSYS INC
filed 2017-05-19
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 17, 2017, there were 150,310,618 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2017	October 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$991,325	$976,620
Short-term investments	140,243	140,695
Total cash, cash equivalents and short-term investments	1,131,568	1,117,315
Accounts receivable, net	373,770	438,873
Income taxes receivable and prepaid taxes	55,505	56,091
Prepaid and other current assets	121,169	104,659
Total current assets	1,682,012	1,716,938
Property and equipment, net	259,476	257,035
Goodwill	2,661,538	2,518,245
Intangible assets, net	274,609	266,661
Long-term prepaid taxes	15,068	13,991
Long-term deferred income taxes	367,000	281,926
Other long-term assets	206,855	185,569
Total assets	$5,466,558	$5,240,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$351,500	$401,451
Accrued income taxes	11,796	22,693
Deferred revenue	952,050	1,085,802
Short-term debt	278,001	205,000
Total current liabilities	1,593,347	1,714,946
Long-term accrued income taxes	37,714	39,562
Long-term deferred revenue	81,476	79,856
Long-term debt	139,688	—
Other long-term liabilities	236,838	210,855
Total liabilities	2,089,063	2,045,219
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 150,549 and 151,454 shares outstanding, respectively	1,506	1,515
Capital in excess of par value	1,661,205	1,644,675
Retained earnings	2,170,133	1,947,585
Treasury stock, at cost: 6,713 and 5,811 shares, respectively	(376,100)	(294,052)
Accumulated other comprehensive income (loss)	(79,249)	(104,577)
Total stockholders’ equity	3,377,495	3,195,146
Total liabilities and stockholders’ equity	$5,466,558	$5,240,365
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Revenue:
Time-based products	$501,096	$484,175	$990,461	$948,455
Upfront products	83,450	58,163	163,059	101,600
Maintenance and service	95,523	62,667	179,335	123,554
Total revenue	680,069	605,005	1,332,855	1,173,609
Cost of revenue:
Products	100,907	85,444	197,878	161,837
Maintenance and service	41,487	21,631	78,790	44,156
Amortization of intangible assets	19,634	24,555	41,106	55,081
Total cost of revenue	162,028	131,630	317,774	261,074
Gross margin	518,041	473,375	1,015,081	912,535
Operating expenses:
Research and development	223,015	216,172	435,663	412,877
Sales and marketing	137,211	120,926	263,722	243,546
General and administrative	83,438	41,553	124,304	81,250
Amortization of intangible assets	7,864	7,024	15,900	13,959
Restructuring charges	12,907	894	25,012	2,987
Total operating expenses	464,435	386,569	864,601	754,619
Operating income	53,606	86,806	150,480	157,916
Other income (expense), net	8,414	10,417	19,901	3,649
Income before income taxes	62,020	97,223	170,381	161,565
Provision (benefit) for income taxes	8,714	27,847	30,487	32,154
Net income	$53,306	$69,376	$139,894	$129,411
Net income per share:
Basic	$0.35	$0.46	$0.93	$0.85
Diluted	$0.34	$0.45	$0.90	$0.84
Shares used in computing per share amounts:
Basic	150,384	152,250	150,583	152,609
Diluted	154,861	154,536	154,754	154,921
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$53,306	$69,376	$139,894	$129,411
Other comprehensive income (loss):
Change in foreign currency translation adjustment	13,961	17,388	9,301	2,933
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	9	106	(54)	59
Cash flow hedges:
Deferred gains (losses), net of tax of $(2,265) and $(2,945), for the three and six months ended April 30, 2017, respectively, and of $(2,367) and $1,285 for each of the same periods in fiscal 2016, respectively	4,036	3,041	10,488	(9,593)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(315) and $(1,164), for the three and six months ended April 30, 2017, respectively, and of $(1,790) and $(3,171), for each of the same periods in fiscal 2016, respectively	1,738	5,197	5,593	8,913
Other comprehensive income (loss), net of tax effects	19,744	25,732	25,328	2,312
Comprehensive income	$73,050	$95,108	$165,222	$131,723
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net income	$139,894	$129,411
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	97,044	107,226
Stock compensation	51,396	46,472
Allowance for doubtful accounts	679	450
(Gain) loss on sale of investments	(1)	(10)
Write-down of long-term investments	1,300	—
Deferred income taxes	3,339	(9,984)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	81,098	93,619
Prepaid and other current assets	(13,291)	(23,208)
Other long-term assets	(24,021)	656
Accounts payable and accrued liabilities	(23,341)	(108,005)
Income taxes	(11,436)	3,489
Deferred revenue	(132,803)	(52,852)
Net cash provided by operating activities	169,857	187,264
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	94,512	75,570
Purchases of short-term investments	(94,182)	(79,079)
Proceeds from sales of long-term investments	—	1,785
Purchases of property and equipment	(31,195)	(28,900)
Cash paid for acquisitions and intangible assets, net of cash acquired	(187,624)	(46,100)
Capitalization of software development costs	(2,066)	(1,973)
Other	2,100	—
Net cash used in investing activities	(218,455)	(78,697)
Cash flows from financing activities:
Proceeds from credit facilities	250,000	60,000
Repayment of debt	(36,875)	(15,000)
Issuances of common stock	62,254	42,764
Payments for taxes related to net share settlement of equity awards	(8,058)	(5,981)
Purchase of equity forward contract	(20,000)	(20,000)
Purchases of treasury stock	(180,000)	(180,000)
Other	(482)	(550)
Net cash provided by (used in) financing activities	66,839	(118,767)
Effect of exchange rate changes on cash and cash equivalents	(3,536)	1,958
Net change in cash and cash equivalents	14,705	(8,242)
Cash and cash equivalents, beginning of year	976,620	836,188
Cash and cash equivalents, end of period	$991,325	$827,946
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
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2017 and 2016 are both 52-week years. The second fiscal quarters of fiscal 2017 and 2016 ended on April 29, 2017 and April 30, 2016, respectively, and the prior fiscal year ended on October 29, 2016. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Note 3. Business Combinations
During the six months ended April 30, 2017, the Company completed acquisitions with an aggregate total purchase consideration of $188.1 million, net of cash acquired. The Company assumed unvested stock options with a fair value of $4.4 million using the Black-Scholes option-pricing model and will expense the options over their remaining service periods on a straight-line basis. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s consolidated financial statements. The preliminary purchase price allocations resulted in $132.9 million of goodwill, of which $11.9 million is deductible for tax purposes, and $64.9 million of acquired identifiable intangible assets valued using the income or cost methods. The intangible assets are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs for these acquisitions totaling $3.9 million were expensed as incurred in the unaudited condensed consolidated statement of operations. The Company funded the acquisitions with existing cash and debt.
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
Note 4. Goodwill and Intangible Assets
Goodwill as of April 30, 2017 and October 31, 2016 consisted of the following:

(in thousands)
As of October 31, 2016	$2,518,245
Additions	132,908
Effect of foreign currency translation	10,385
As of April 30, 2017	$2,661,538

Intangible assets as of April 30, 2017 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$622,979	$495,488	$127,491
Customer relationships	276,756	153,598	123,158
Contract rights intangible	173,589	168,332	5,257
Trademarks and trade names	25,129	15,659	9,470
In-process research and development (IPR&D)(1)	4,600	—	4,600
Capitalized software development costs	31,708	27,075	4,633
Total	$1,134,761	$860,152	$274,609

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2016 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$610,812	$460,722	$150,090
Customer relationships	235,997	139,932	96,065
Contract rights intangible	171,248	162,183	9,065
Trademarks and trade names	20,729	13,821	6,908
Capitalized software development costs	29,642	25,109	4,533
Total	$1,068,428	$801,767	$266,661

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Core/developed technology	$16,471	$21,607	$34,754	$43,863
Customer relationships	6,844	6,295	13,736	12,488
Contract rights intangible	3,286	2,885	6,677	11,106
Trademarks and trade names	896	792	1,838	1,583
Capitalized software development costs(2)	989	921	1,966	1,836
Total	$28,486	$32,500	$58,971	$70,876

(2) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of the existing intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2017	$51,862
2018	82,127
2019	56,945
2020	39,483
2021	21,343
2022 and thereafter	18,249
IPR&D(3)	4,600
Total	$274,609

(3) IPR&D assets are amortized over their useful lives upon completion or written off upon abandonment.

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

As of April 30, 2017, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$392,191	$—	$—	$—	$392,191
Commercial paper	3,448	—	—	—	3,448
Certificates of deposit	1,000	—	—	—	1,000
Corporate debt securities	1,550	—	—	—	1,550
U.S. government agency securities	2,000	—	—	—	2,000
Total:	$400,189	$—	$—	$—	$400,189
Short-term investments:
U.S. government agency securities	$16,494	$—	$(34)	$—	$16,460
Certificates of deposit	21,214	—	—	—	21,214
Commercial paper	23,472	—	—	—	23,472
Corporate debt securities	57,469	39	(29)	—	57,479
Asset-backed securities	20,829	5	(15)	—	20,819
Other	799	—	—	—	799
Total:	$140,277	$44	$(78)	$—	$140,243

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of October 31, 2016, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$499,274	$—	$—	$—	$499,274
Commercial paper	1,498	—	—	—	1,498
Certificates of deposit	4,200	—	—	—	4,200
Total:	$504,972	$—	$—	$—	$504,972
Short-term investments:
U.S. government agency securities	$13,607	$4	$(8)	$—	$13,603
Certificates of deposit	12,849	—	—	—	12,849
Commercial paper	25,430	1	—	—	25,431
Corporate debt securities	58,753	43	(18)	—	58,778
Asset-backed securities	22,146	12	(12)	—	22,146
Non-U.S. government agency securities	3,403	—	(3)	—	3,400
Other	4,488	—	—	—	4,488
Total:	$140,676	$60	$(41)	$—	$140,695

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of April 30, 2017, the stated maturities of the Company's available-for-sale securities are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$97,324	$97,306
Due in 2-5 years	42,779	42,762
Due in 6-10 years	174	175
Total	$140,277	$140,243
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
Cash Flow Hedging Activities
Certain foreign exchange forward contracts are designated and qualify as cash flow hedges. These contracts have durations of approximately 22 months or less. Certain forward contracts are rolled over periodically to capture the full length of exposure to the Company’s foreign currency risk, which can be up to three years. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of other comprehensive income (OCI) in stockholders’ equity and reclassified into revenue or operating expenses, as appropriate, at the time the hedged transactions affect earnings. The Company expects less than half of the hedge balance in OCI to be reclassified to the statements of operations within the next 12 months.
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Gain (loss) recorded in other income (expense), net	$1,263	$1,914	$1,322	$(1,849)

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of April 30, 2017	As of October 31, 2016
	(in thousands)
Total gross notional amount	$851,854	$758,246
Net fair value	$4,261	$(15,358)
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2017
Other current assets	$11,525	$799
Accrued liabilities	$7,922	$141
As of October 31, 2016
Other current assets	$4,625	$27
Accrued liabilities	$19,910	$101

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2017
Foreign exchange contracts	Revenue	$(1,604)	Revenue	$(428)
Foreign exchange contracts	Operating expenses	5,669	Operating expenses	(1,310)
Total		$4,065		$(1,738)
Three months ended April 30, 2016
Foreign exchange contracts	Revenue	$(6,182)	Revenue	$(1,429)
Foreign exchange contracts	Operating expenses	9,322	Operating expenses	(3,768)
Total		$3,140		$(5,197)
Six months ended April 30, 2017
Foreign exchange contracts	Revenue	$7,000	Revenue	$(2,181)
Foreign exchange contracts	Operating expenses	3,610	Operating expenses	(3,412)
Total		$10,610		$(5,593)
Six months ended April 30, 2016
Foreign exchange contracts	Revenue	$(7,673)	Revenue	$(1,217)
Foreign exchange contracts	Operating expenses	(1,945)	Operating expenses	(7,696)
Total		$(9,618)		$(8,913)
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended April 30, 2017	$(5)	$1,499
For the three months ended April 30, 2016	$201	$2,140
For the six months ended April 30, 2017	$164	$2,617
For the six months ended April 30, 2016	$455	$3,541

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2017:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$392,191	$392,191	$—	$—
Commercial paper	3,448	—	3,448	—
Certificates of deposit	1,000	—	1,000	—
Corporate debt securities	1,550	—	1,550	—
U.S. government agency securities	2,000	—	2,000	—
Short-term investments:
U.S. government agency securities	16,460	—	16,460	—
Certificates of deposit	21,214	—	21,214	—
Commercial paper	23,472	—	23,472	—
Corporate debt securities	57,479	—	57,479	—
Asset-backed securities	20,819	—	20,819	—
Other	799	—	799	—
Prepaid and other current assets:
Foreign currency derivative contracts	12,324	—	12,324	—
Other long-term assets:
Deferred compensation plan assets	184,436	184,436	—	—
Total assets	$737,192	$576,627	$160,565	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$8,063	$—	$8,063	$—
Other long-term liabilities:
Deferred compensation plan liabilities	184,436	184,436	—	—
Total liabilities	$192,499	$184,436	$8,063	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2016:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$499,274	$499,274	$—	$—
Commercial paper	1,498	—	1,498	—
Certificates of deposit	4,200	—	4,200	—
Short-term investments:
U.S. government agency securities	13,603	—	13,603	—
Certificates of deposit	12,849	—	12,849	—
Commercial paper	25,431	—	25,431	—
Corporate debt securities	58,778	—	58,778	—
Asset-backed securities	22,146	—	22,146	—
Non-U.S. government agency securities	3,400	—	3,400	—
Other	4,488	4,488	—	—
Prepaid and other current assets:
Foreign currency derivative contracts	4,652	—	4,652	—
Other long-term assets:
Deferred compensation plan assets	163,185	163,185	—	—
Total assets	$813,504	$666,947	$146,557	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$20,010	$—	$20,010	$—
Other long-term liabilities:
Deferred compensation plan liabilities	163,185	163,185	—	—
Total liabilities	$183,195	$163,185	$20,010	$—

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
The Company did not recognize any impairment during the three months ended April 30, 2017 and recorded an $1.3 million of other-than-temporary impairment during the six months ended April 30, 2017. The Company did not recognize any impairment during the three and six months ended April 30, 2016.

The following table presents the non-marketable equity securities that were measured and recorded at fair value within other long-term assets on a non-recurring basis and the loss recorded in other income (expense), net.

	Balance as of April 30, 2017	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended April 30, 2017	Total (losses) during six months ended April 30, 2017
	(in thousands)
Non-marketable equity securities	$—	$—	$—	$(1,300)
Note 7. Liabilities and Restructuring Charges
During the three and six months ended April 30, 2017, the Company incurred restructuring charges of approximately $12.9 million and $25.0 million, respectively, for involuntary and voluntary employee termination actions. The restructuring actions were undertaken to structure the company for future growth, reallocate resources to priority areas, and to a lesser extent, eliminate operational redundancy. The total charges under the 2017 restructuring plans, as of April 30, 2017, are expected to be $32 million to $34 million, and will depend in part on the number of eligible employees that accept outstanding offers of our 2017 Voluntary Retirement Program (VRP). These charges consist primarily of severance and retirement benefits. Such payments are expected to be completed by the end of the second quarter of fiscal 2018.
In fiscal 2016, the Company incurred $9.6 million of restructuring charges for severance and benefits due to involuntary employee termination activities. As of April 30, 2017, the remaining outstanding balance from the 2016 restructuring activities was immaterial.
The following is a summary of restructuring activities during the six months ended April 30, 2017:

(in thousands)
Liability as of October 31, 2016	$5,679
Restructuring costs incurred	25,012
Cash payments	(18,819)
As of April 30, 2017(1)	$11,872

(1)	Outstanding balance recorded in accounts payable and accrued liabilities as payroll and related benefits.

Accounts payable and accrued liabilities consist of:

	April 30, 2017	October 31, 2016
	(in thousands)
Payroll and related benefits	$230,480	$321,430
Other accrued liabilities	87,482	66,276
Accounts payable	33,538	13,745
Total	$351,500	$401,451
Other long-term liabilities consist of:

	April 30, 2017	October 31, 2016
	(in thousands)
Deferred compensation liability	$184,436	$163,185
Other long-term liabilities	52,402	47,670
Total	$236,838	$210,855
Note 8. Credit Facility
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2017, the Company was in compliance with all financial covenants.
During the first quarter of fiscal 2017, the Company received funding of $150.0 million under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2017	$3,750
2018	10,313
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$148,125
As of April 30, 2017, the Company had a $147.7 million outstanding balance, net of an immaterial amount of debt issuance costs, under the Term Loan, of which $139.7 million is classified as long-term liabilities, and a $270.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. As of October 31, 2016, the Company had no outstanding balance under the previous term loan from the 2015 Agreement and a $205.0 million outstanding balance under the previous revolver from the 2015 Agreement, which are considered short-term liabilities. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2017, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	April 30, 2017	October 31, 2016
	(in thousands)
Cumulative currency translation adjustments	$(75,399)	$(84,700)
Unrealized gain (loss) on derivative instruments, net of taxes	(3,815)	(19,896)
Unrealized gain (loss) on available-for-sale securities, net of taxes	(35)	19
Total accumulated other comprehensive income (loss)	$(79,249)	$(104,577)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(428)	$(1,429)	$(2,181)	$(1,217)
Operating expenses	(1,310)	(3,768)	(3,412)	(7,696)
Gain (loss) on available-for-sale securities
Other income (expense)	$—	13	1	$10
Total reclassifications into net income	$(1,738)	$(5,184)	$(5,592)	$(8,903)
Note 10. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on August 31, 2016. The program does not obligate Synopsys to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by Synopsys’ Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2017, $235.5 million remained available for further repurchases under the program.

In December 2016, the Company entered into an accelerated share repurchase agreement (the December 2016 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the December 2016 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in February 2017. Total shares purchased under the December 2016 ASR were approximately 1.7 million shares, at an average purchase price of $60.53 per share.

In February 2017, the Company entered into an accelerated share repurchase agreement (the February 2017 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the February 2017 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in May 2017. Total shares purchased under the February 2017 ASR were approximately 1.4 million shares, at an average purchase price of $72.02 per share.
Stock repurchase activities are as follow:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Total shares repurchased (1)	1,381	515	2,775	4,364
Total cost of the repurchased shares(1)	$100,000	$20,000	$180,000	$200,000
Reissuance of treasury stock	1,502	1,261	1,870	1,462

(1)	Does not include the 265,894 shares and $20.0 million equity forward contract, respectively, from the February 2017 ASR settled in May 2017.

Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Cost of products	$2,813	$2,608	$5,812	$5,204
Cost of maintenance and service	947	563	1,808	1,142
Research and development expense	12,568	11,838	25,452	23,423
Sales and marketing expense	4,807	4,741	9,936	9,442
General and administrative expense	4,427	3,709	8,388	7,261
Stock compensation expense before taxes	25,562	23,459	51,396	46,472
Income tax benefit	(7,065)	(6,135)	(14,206)	(12,152)
Stock compensation expense after taxes	$18,497	$17,324	$37,190	$34,320
In addition to the tax benefit disclosed above, the Company recorded net excess tax benefits from stock-based compensation in the provision for income taxes of $8.3 million and $11.3 million, respectively, for the three and six months ended April 30, 2017. As of April 30, 2017, there was $173.0 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.4 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Intrinsic value of awards exercised	$22,369	$7,224	$28,656	$8,498
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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$53,306	$69,376	$139,894	$129,411
Denominator:
Weighted-average common shares for basic net income per share	150,384	152,250	150,583	152,609
Dilutive effect of potential common shares from equity-based compensation	4,477	2,286	4,171	2,312
Weighted-average common shares for diluted net income per share	154,861	154,536	154,754	154,921
Net income per share:
Basic	$0.35	$0.46	$0.93	$0.85
Diluted	$0.34	$0.45	$0.90	$0.84
Anti-dilutive employee stock-based awards excluded(1)	948	2,886	738	2,649

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Revenue:
United States	$350,489	$297,388	$669,908	$572,318
Europe	78,395	73,112	154,068	145,047
Japan	57,206	58,535	118,904	111,781
Asia-Pacific and Other	193,979	175,970	389,975	344,463
Consolidated	$680,069	$605,005	$1,332,855	$1,173,609
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

For the three and six months ended April 30, 2017 and 2016, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Interest income	$1,499	$889	$2,733	$1,469
Interest expense	(1,860)	(848)	(3,168)	(1,521)
Gain (loss) on assets related to executive deferred compensation plan assets	7,763	8,707	15,543	(687)
Foreign currency exchange gain (loss)	(623)	(783)	2,599	(202)
Other, net	1,635	2,452	2,194	4,590
Total	$8,414	$10,417	$19,901	$3,649
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Income before income taxes	$62,020	$97,223	$170,381	$161,565
Provision (benefit) for income taxes	$8,714	$27,847	$30,487	$32,154
Effective tax rate	14.1%	28.6%	17.9%	19.9%
The Company’s effective tax rate for the three and six months ended April 30, 2017 is lower than the statutory federal income tax rate of 35% primarily due to lower taxes on certain earnings considered as indefinitely reinvested in foreign operations, U.S. federal and California research tax credits and excess tax benefits from stock-based compensation, partially offset by state taxes and the tax effect of non-deductible stock-based compensation and the integration of acquired technologies. The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities.
The Company's effective tax rate decreased in the three and six months ended April 30, 2017, as compared to the same period in fiscal 2016, primarily due to excess tax benefits from stock-based compensation, partially offset by the permanent reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2016.
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
On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. The U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations and the IRS has initiated an appeal of the Tax Court's opinion. As the final resolution with respect to historical cost-sharing of stock-based compensation, and the potential favorable benefits to the Company, is unclear, the Company is recording no impact at this time and will continue to monitor developments related to this opinion and the potential impact of those developments on the Company's prior fiscal years. Effective February 1, 2016, the Company amended its cost-sharing arrangement to exclude stock-based compensation expense on a prospective basis and has reflected the corresponding benefits in its effective annual tax rate.
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
As discussed in Note 11, the Company adopted ASU 2016-09 in the first quarter of fiscal 2017. The Company recorded all income tax effects of share-based awards in its provision for income taxes in the condensed consolidated statement of operations on a prospective basis. Prior to adoption, the Company did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. Upon adoption of ASU 2016-09, the Company recorded a deferred tax asset of $106.5 million for the previously unrecognized excess tax benefits with an offsetting adjustment to retained earnings. Adoption of the new standard resulted in net excess tax benefits in the provision for income taxes of $11.3 million for the six months ended April 30, 2017.
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
Note 16. Contingencies
Legal Proceedings

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. The Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, the Company accrues a liability for the estimated loss. The Company has determined that, except as set forth below, no disclosure of estimated loss is required for a claim against the Company because: (1) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (2) a reasonably possible loss or range of loss cannot be estimated; or (3) such estimate is immaterial.
Mentor Patent Litigation
The Company is engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. The Company succeeded to the litigation when it acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the

EVE Parties) had been defendants in three patent infringement lawsuits filed by Mentor. Each lawsuit as well as subsequent lawsuits are further described below.
Background
As mentioned above, at the time of the acquisition, the EVE Parties had been defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,947,882. Both cases sought damages and a permanent injunction.
On September 27, 2012, the Company and the EVE Parties filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531, 5,649,176, and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products. Mentor asserted patent infringement counterclaims in this action based on the same three patents and sought damages and a permanent injunction. In April 2013, this action was transferred to the federal district court in Oregon and consolidated with the two Mentor lawsuits in that district (the Oregon Action), as further described below.
The Oregon Action
After transfer of the Company’s declaratory relief action to Oregon and consolidation of that action with Mentor’s 2010 and 2012 lawsuits, the Company asserted patent infringement counterclaims against Mentor based on the Company’s United States Patents Nos. 6,132,109 and 7,069,526, seeking damages and a permanent injunction. After pre-trial summary judgment rulings in favor of both sides, the only patent remaining at issue in the Oregon Action was Mentor's ‘376 patent.
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. On March 12, 2015, the court entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. The Company released a new version of ZeBu software that does not include such features. The Company accrued an immaterial amount as a loss contingency in the quarter ended October 31, 2015. Both parties appealed from the court’s judgment following the jury verdict.
The Federal Circuit heard the parties’ respective appeals and issued a decision on March 16, 2017. The panel affirmed the jury verdict and damages award on Mentor’s ‘376 patent and reversed the district court’s dismissal of Mentor’s ‘176, ‘531 and ‘882 patents and the Company’s ‘109 patent. Proceedings on these patents will resume in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On May 9, 2017, the Federal Circuit invited Mentor to respond to the petition on or before May 23, 2017.
Due to the affirmation of the verdict by the Federal Circuit, the Company has accrued an aggregate amount of $39.0 million as a loss contingency, which is the amount estimated to be the probable loss. The associated charge has been recorded in general and administrative expenses in the income statements for the three and six months ended April 30, 2017.
The California Action
On December 21, 2012, the Company filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe the Company’s United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case sought damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent and appeals from that proceeding. On January 20, 2015, the court granted Mentor's motion for summary judgment on the ‘488, ‘841, and ‘318 patents, finding that such patents were invalid. The Company appealed the court's ruling and on October 17, 2016, the Federal Circuit affirmed the district court’s decision. The Company is currently seeking review of the Federal Circuit’s ruling in the U.S. Supreme Court.
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

On September 30, 2016, the Company filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. The Company thereafter filed a renewed request for ex parte reexamination of only Claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, the Company also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of Claims 1 and 28. The ex parte reexamination and the lawsuit are ongoing.
While the Company intends to defend all of the above matters vigorously, the ultimate outcome of any litigation, including the litigation with Mentor, is uncertain and may have an adverse outcome resulting in losses beyond recorded amounts. In the event of an unfavorable final outcome, there exists the possibility of a material adverse impact on the Company's consolidated financial statements for the period in which the effects become reasonably estimable.
Non-Income Based Taxes
The Company undergoes examination from time to time by U.S. and foreign authorities for non-income based taxes, such as sales, use and value-added taxes. The Company is currently under examination by tax authorities in certain jurisdictions. If the potential loss from such examinations is considered probable and the amount or the range of loss could be estimated, the Company would accrue a liability for the estimated expense.
Note 17. Effect of New Accounting Pronouncements
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
Since the issuance of Topic 606, the FASB has issued several amendments to the ASU, including deferral of the adoption date initially proposed, clarification on accounting for licenses of intellectual property, and identifying performance obligations.
Topic 606 will be effective for the Company beginning in fiscal 2019, including interim periods within that reporting period. The ASU permits two retrospective methods for adoption. The Company currently anticipates adopting Topic 606 using the modified retrospective method under which the cumulative effect of initially applying the guidance is recognized at the date of initial application.
The Company derives the majority of its total revenue from Technology Subscription License (TSL) contracts. The Company believes that the promised licenses of software (i.e., functional intellectual property) and the promise to provide substantive, timely, and technologically relevant updates in its TSL contracts reflect inputs to a combined item that represents a single overall promise to provide customer access to a suite of EDA software in an integrated solution that will evolve as our customers’ industries evolve through rapid technology changes. Accordingly, the Company has concluded that this single overall promise will be recognized as revenue over the term of the contract period. Accordingly, the Company expects that there will be no significant change in the nature and timing of revenue recognition for our TSL contracts under Topic 606.
The timing of revenue recognition for the Company’s upfront products, maintenance and professional services is expected to remain substantially unchanged.

The Company continues to assess all potential impacts of Topic 606 on other multiple element software arrangements that combine many software-related deliverables. As the requirement to have Vendor-Specific Objective Evidence (VSOE) for undelivered elements is not necessary to separate revenue from delivered software licenses, which is an essential criterion for separation under current standard, revenue would no longer be recognized over the arrangement period for certain of the Company's term licenses and IP licenses. The Company is currently in the process of evaluating the impact of these changes on the remainder of its arrangements.
Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. This will require the Company to capitalize incremental costs such as commissions and other costs directly related to obtaining customer contracts and amortize those costs over the period the assets are expected to contribute future cash flows, which will be over the life of the contract. Under the existing rules, the Company expenses commissions based on shipments.
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
Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help these companies overcome the challenges of developing increasingly advanced electronics products while also helping them reduce their design and manufacturing costs. While our products are an important part of our customers’ development process, their research and development budget and spending decisions may be affected by their business outlook and willingness to invest in new and increasingly complex chip designs. In addition, several consolidations have taken place in the semiconductor industry recently. While we do not believe customer consolidations have had a material impact on our results, the future impact is uncertain. For a discussion of potential risks, please see the risk factor titled “Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results.” in Part II, Item 1A, Risk Factors.

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
Our growth strategy is based on building on our leadership in our EDA products, expanding and proliferating our IP offerings, and driving growth in the software quality and security market. As we continue to expand our product portfolio and our total addressable market, for instance in the software quality and security space, and as hardware product sales grow, we may experience increased variability in our total revenue, though we expect time-based revenue to continue to represent at least 90% of all revenue other than hardware revenue. Overall, our business outlook remains solid based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy. We believe that these factors will help us continue to execute our strategies successfully.
Financial Performance Summary
In the second quarter of fiscal 2017, compared to the same period of fiscal 2016:

•
Revenues were $680.1 million, an increase of $75.1 million, or 12%, primarily driven by the overall growth in our business due to increases of hardware sales, IP consulting projects and TSL license revenues, and to a lesser extent from acquisitions.

•
Total cost of revenue and operating expenses were $626.5 million, an increase of $108.3 million, or 21%, primarily due to an increase in accrued loss contingencies as a result of litigation, increases in headcount, including those from acquisitions, higher product and consulting costs due to higher sales, and an increase in variable compensation due to the timing of shipments.

•	Operating income of $53.6 million, a decrease of $33.2 million or 38%.
During the three-month period ended April 30, 2017, 88% of our revenue was time-based.
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

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average term of the TSLs and term licenses is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered into during the quarter. For the three months ended April 30, 2017 and 2016, the weighted-average license term was 2.7 and 2.3 years, respectively.

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
Total Revenue

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$680.1	$605.0	$75.1	12%
Six months ended	$1,332.9	$1,173.6	$159.3	14%
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
The increase in total revenue for the three and six months ended April 30, 2017 compared to the same period in fiscal 2016 was primarily attributable to the overall growth in our business mainly due to higher hardware sales, IP consulting projects, TSL license revenue from arrangements booked in prior periods, and to a lesser extent due to revenue from acquired companies.

Time-Based Products Revenue

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$501.1	$484.2	$16.9	3%
Percentage of total revenue	74%	80%
Six months ended	$990.5	$948.5	$42.0	4%
Percentage of total revenue	74%	81%
The increase in time-based products revenue for the three and six months ended April 30, 2017 compared to the same periods in fiscal 2016 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods.
Upfront Products Revenue

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$83.5	$58.2	$25.3	43%
Percentage of total revenue	12%	10%
Six months ended	$163.1	$101.6	$61.5	61%
Percentage of total revenue	12%	9%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and six months ended April 30, 2017 compared to the same periods in fiscal 2016 was primarily attributable to an increase in the sale of hardware products.
As our sales of hardware products grow, upfront products revenue as a percentage of total revenue will likely increase modestly.

Maintenance and Service Revenue

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$19.7	$18.3	$1.4	8%
Professional services and other revenue	75.8	44.3	31.5	71%
Total maintenance and service revenue	$95.5	$62.6	$32.9	53%
Percentage of total revenue	14%	10%
Six months ended
Maintenance revenue	$39.1	$36.3	$2.8	8%
Professional services and other revenue	140.2	87.2	53.0	61%
Total maintenance and service revenue	$179.3	$123.5	$55.8	45%
Percentage of total revenue	14%	10%
Changes in maintenance revenue are generally attributable to timing of perpetual contracts and maintenance renewals. The increase in maintenance revenue for the three and six months ended April 30, 2017 compared to the same periods in fiscal 2016 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three and six months ended April 30, 2017 compared to the same periods in fiscal 2016 was primarily due to the increase in, and timing of, IP consulting projects that are accounted for using the percentage of completion method and contributions from acquisitions.

We expect our professional services revenues to increase in future periods as a result of recent acquisitions, but we do not expect the impact to be material to our total revenue.
Cost of Revenue

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$100.9	$85.4	$15.5	18%
Cost of maintenance and service revenue	41.5	21.6	19.9	92%
Amortization of intangible assets	19.6	24.6	(5.0)	(20)%
Total	$162.0	$131.6	$30.4	23%
Percentage of total revenue	24%	22%
Six months ended
Cost of license revenue	$197.9	$161.8	$36.1	22%
Cost of maintenance and service revenue	78.8	44.2	34.6	78%
Amortization of intangible assets	41.1	55.1	(14.0)	(25)%
Total	$317.8	$261.1	$56.7	22%
Percentage of total revenue	24%	22%
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
Cost of maintenance and service revenue. Cost of maintenance and service revenue includes operating costs related to maintaining the infrastructure necessary to operate our services and costs to deliver our consulting services, such as hotline and on-site support, production services and documentation of maintenance updates. We expect our cost of maintenance and service revenue to increase in future periods because of recent acquisitions, but we do not expect the impact to be material to our total cost of revenue.
Amortization of intangible assets. Amortization of intangible assets, which is recorded to cost of revenue and operating expenses, includes the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete related to acquisitions and certain contract rights related to acquisitions.
The increase in cost of revenue for the three months ended April 30, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $13.5 million in personnel-related costs as a result of headcount increases, including those from acquisitions, $11.2 million in hardware product costs due to timing of shipments, and $6.5 million in costs related to servicing IP consulting arrangements, which were partially offset by a decrease of $5.0 million in amortization of intangible assets.
The increase in cost of revenue for the six months ended April 30, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $28.2 million in personnel-related costs as a result of headcount increases, including those from acquisitions, $23.9 million in hardware product costs due to timing of shipments, and $12.7 million in costs related to servicing IP consulting arrangements, which were partially offset by a decrease of $14.0 million in amortization of intangible assets.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$223.0	$216.2	$6.8	3%
Percentage of total revenue	33%	36%
Six months ended	$435.7	$412.9	$22.8	6%
Percentage of total revenue	33%	35%
The increase in research and development expenses for the three and six months ended April 30, 2017 compared to the same period in fiscal 2016 was primarily due to increases in personnel-related costs as a result of headcount increases, including those from acquisitions.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$137.2	$120.9	$16.3	13%
Percentage of total revenue	20%	20%
Six months ended	$263.7	$243.5	$20.2	8%
Percentage of total revenue	20%	21%
The increase in sales and marketing expenses for the three months ended April 30, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $10.9 million variable compensation primarily based on timing of shipments and $3.5 million in personnel-related costs as a result of headcount increases.
The increase in sales and marketing expenses for the six months ended April 30, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $11.3 million in personnel-related costs as a result of headcount increases and $5.6 million variable compensation primarily based on timing of shipments.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$83.4	$41.6	$41.8	100%
Percentage of total revenue	12%	7%
Six months ended	$124.3	$81.3	$43.0	53%
Percentage of total revenue	9%	7%
The increase in general and administrative expenses for the three months ended April 30, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $38.0 million for accrued loss contingencies as a result of litigation, $2.3 million in facilities expenses and $2.6 million in personnel-related costs as a result of headcount increases.
The increase in general and administrative expenses for the six months ended April 30, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $38.0 million for accrued loss contingencies as a result of litigation, $7.7 million in personnel-related costs as a result of headcount increases and $4.5 million in facilities expenses, partially offset by $7.2 million of lower professional service costs.

Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$19.6	$24.6	$(5.0)	(20)%
Included in operating expenses	7.9	7.0	0.9	13%
Total	$27.5	$31.6	$(4.1)	(13)%
Percentage of total revenue	4%	5%
Six months ended
Included in cost of revenue	$41.1	$55.1	$(14.0)	(25)%
Included in operating expenses	15.9	14.0	1.9	14%
Total	$57.0	$69.1	$(12.1)	(18)%
Percentage of total revenue	4%	6%
The decrease in amortization of intangible assets for the three and six months ended April 30, 2017 compared to the same periods in fiscal 2016 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
During the three and six months ended April 30, 2017, we incurred restructuring charges of approximately $12.9 million and $25.0 million, respectively, for involuntary and voluntary employee termination actions. The restructuring actions were undertaken to structure the company for future growth, reallocate resources to priority areas, and to a lesser extent, eliminate operational redundancy. The total charges under the 2017 restructuring plans, as of April 30, 2017, are expected to be $32 million to $34 million, and will depend in part on the number of eligible employees that accept outstanding offers of our 2017 Voluntary Retirement Program (VRP). These charges consist primarily of severance and retirement benefits. Such payments are expected to be completed by the end of the second quarter of fiscal 2018.
During the three and six months ended April 30, 2016, we recorded $0.9 million and $3.0 million of restructuring charges, respectively. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our restructuring charges.

Other Income (Expense), net

	April 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.5	$0.9	$0.6	67%
Interest (expense)	(1.9)	(0.9)	(1.0)	111%
Gain (loss) on assets related to executive deferred compensation plan	7.8	8.7	(0.9)	(10)%
Foreign currency exchange gain (loss)	(0.6)	(0.8)	0.2	(25)%
Other, net	1.6	2.5	(0.9)	(36)%
Total	$8.4	$10.4	$(2.0)	(19)%
Six months ended
Interest income	$2.7	$1.4	$1.3	93%
Interest (expense)	(3.1)	(1.5)	(1.6)	107%
Gain (loss) on assets related to executive deferred compensation plan	15.5	(0.7)	16.2	(2,314)%
Foreign currency exchange gain (loss)	2.6	(0.2)	2.8	(1,400)%
Other, net	2.2	4.6	(2.4)	(52)%
Total	$19.9	$3.6	$16.3	453%
Other income (expense), net, for the three months ended April 30, 2017 was lower compared to the same period in fiscal 2016, primarily due to an increase in interest expense due to higher debt and lower gains in the market value of our executive deferred compensation plan.
Other income (expense), net, for the six months ended April 30, 2017 was higher compared to the same period in fiscal 2016, primarily due to gains in the market value of our executive deferred compensation plan assets compared to a loss in the corresponding period.
Taxes
Our effective tax rate decreased in the three and six months ended April 30, 2017, as compared to the same period in fiscal 2016, primarily due to excess tax benefits from stock-based compensation, partially offset by the permanent reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2016. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of April 30, 2017, we held an aggregate of $119.1 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $1,012.5 million in our foreign subsidiaries. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered indefinitely reinvested outside the U.S. However, in the event funds from foreign subsidiaries were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the six months ended April 30, 2017.

Cash, Cash Equivalents and Short-Term Investments

	April 30, 2017	October 31, 2016	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$991.3	$976.6	$14.7	2%
Short-term investments	$140.3	$140.7	$(0.4)	0%
Total	$1,131.6	$1,117.3	$14.3	1%
Cash, cash equivalents and short-term investments increased primarily due to proceeds from our credit facilities, cash generated from our operations and cash received from employee stock purchases and option exercises. Cash generated was partially offset by cash used for acquisitions and intangible assets, stock repurchases under our accelerated stock repurchase agreements (the December 2016 ASR and the February 2017 ASR), purchases of property and equipment, and repayment of debt.

Cash Flows

	April 30,
	2017	2016	$ Change
	(dollars in millions)
Six months ended
Cash provided by operating activities	$169.9	$187.3	$(17.4)
Cash (used in) investing activities	(218.5)	(78.7)	(139.8)
Cash provided by (used in) by financing activities	66.8	(118.8)	185.6
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
Cash provided by operating activities. Cash provided by operating activities for the six months ended April 30, 2017 was lower compared to the same period in fiscal 2016, primarily due to higher disbursements for operations, including vendors, partially offset by an increase in cash collections.
Cash (used in) investing activities. Cash used in investing activities for the six months ended April 30, 2017 was higher compared to the same period in fiscal 2016, primarily due to higher cash paid for acquisitions and intangible assets of $141.5 million.
Cash provided by (used in) financing activities. Cash provided by financing activities for the six months ended April 30, 2017 was higher compared to the same period in fiscal 2016, primarily due to higher proceeds from our credit facilities, net of repayments, of $168.1 million, and an increase of cash received from employee stock purchases and option exercises of $19.5 million.
Accounts Receivable, net

	April 30, 2017	October 31, 2016	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$373.8	$438.9	$(65.1)	(15)%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 50 days at April 30, 2017 and 63 days at October 31, 2016. Accounts receivable and DSO decreased primarily due to the timing of billings to customers and an increase in collections.

Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	April 30, 2017	October 31, 2016	$ Change	% Change
	(dollars in millions)
Current assets	$1,682.0	$1,716.9	$(34.9)	(2)%
Current liabilities	1,593.3	1,714.9	(121.6)	(7)%
Working capital	$88.7	$2.0	$86.7	4,335%
Increases in our working capital were primarily due to (1) a decrease of $133.8 million in deferred revenue, (2) a decrease of $50.0 million in accounts payable and accrued liabilities due to timing of disbursements, (3) an increase of $16.5 million in prepaid and other current assets primarily due to timing of service contract renewals, (4) an increase of $14.3 million in cash, cash equivalents and short-term investments, and (5) a decrease of $10.9 million in accrued income taxes. These changes in working capital were partially offset by an increase of $73.0 million in short-term debt and a decrease of $65.1 million in accounts receivable, net, due to the timing of billings to customers and collections.
Other Commitments—Credit Facility
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2017, we were in compliance with all financial covenants.
During the first quarter of fiscal 2017, we received funding of $150.0 million under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2017	$3,750
2018	10,313
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$148,125
As of April 30, 2017, we had a $147.7 million outstanding balance, net of an immaterial amount of debt issuance costs, under the Term Loan, of which $139.7 million is classified as long-term liabilities, and a $270.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. As of October 31, 2016, we had no outstanding balance under the previous term loan from the 2015 Agreement and a $205.0 million outstanding balance under the previous revolver from the 2015 Agreement, which are considered short-term liabilities. We expect borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2017, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.

Other
Our available-for-sale securities as of April 30, 2017 consisted of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of April 30, 2017, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the six months ended April 30, 2017, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
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
As of April 30, 2017, our exposure to market risk has not changed materially since October 31, 2016. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, filed with the SEC on December 12, 2016.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of April 30, 2017, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2017, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Mentor Patent Litigation
The Company is engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. The Company succeeded to the litigation when it acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) had been defendants in three patent infringement lawsuits filed by Mentor. Each lawsuit as well as subsequent lawsuits are further described below.
Background
As mentioned above, at the time of the acquisition, the EVE Parties had been defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,947,882. Both cases sought damages and a permanent injunction.
On September 27, 2012, the Company and the EVE Parties filed an action for declaratory relief against Mentor in federal district court in the Northern District of California, seeking a determination that Mentor’s United States Patents Nos. 6,009,531, 5,649,176, and 6,240,376, which were the subject of a patent infringement lawsuit filed by Mentor against EVE in 2006 and settled in the same year, are invalid and not infringed by EVE’s products. Mentor asserted patent infringement counterclaims in this action based on the same three patents and sought damages and a permanent injunction. In April 2013, this action was transferred to the federal district court in Oregon and consolidated with the two Mentor lawsuits in that district (the Oregon Action), as further described below.
The Oregon Action
After transfer of the Company’s declaratory relief action to Oregon and consolidation of that action with Mentor’s 2010 and 2012 lawsuits, the Company asserted patent infringement counterclaims against Mentor based on the Company’s United States Patents Nos. 6,132,109 and 7,069,526, seeking damages and a permanent injunction. After pre-trial summary judgment rulings in favor of both sides, the only patent remaining at issue in the Oregon Action was Mentor's ‘376 patent.
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. On March 12, 2015, the court entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. The Company released a new version of ZeBu software that does not include such features. The Company accrued an immaterial amount as a loss contingency in the quarter ended October 31, 2015. Both parties appealed from the court’s judgment following the jury verdict.
The Federal Circuit heard the parties’ respective appeals and issued a decision on March 16, 2017. The panel affirmed the jury verdict and damages award on Mentor’s ‘376 patent and reversed the district court’s dismissal of Mentor’s ‘176, ‘531 and ‘882 patents and the Company’s ‘109 patent. Proceedings on these patents will resume in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On May 9, 2017, the Federal Circuit invited Mentor to respond to the petition on or before May 23, 2017.
The California Action

On December 21, 2012, the Company filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe the Company’s United States

Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case sought damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent and appeals from that proceeding. On January 20, 2015, the court granted Mentor's motion for summary judgment on the ‘488, ‘841, and ‘318 patents, finding that such patents were invalid. The Company appealed the court's ruling and on October 17, 2016, the Federal Circuit affirmed the district court’s decision. The Company is currently seeking review of the Federal Circuit’s ruling in the U.S. Supreme Court.
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

On September 30, 2016, the Company filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. The Company thereafter filed a renewed request for ex parte reexamination of only Claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, the Company also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of Claims 1 and 28. The ex parte reexamination and the lawsuit are ongoing.

Further information regarding the accounting impact on the Company with respect to the patent litigation with Mentor is contained in Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Legal Proceedings."

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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. In addition, we have continually expanded our non-U.S. operations in the past several years. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:

•	Ineffective legal protection of intellectual property rights;

•	International economic and political conditions in countries where we do business, such as uncertainty caused by the United Kingdom's initiation of formal procedures to exit the European Union;

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
Our income and non-income tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We are also liable for potential tax liabilities of businesses we acquire. Although we believe our tax estimates are reasonable, the final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could adversely affect our income tax provision and net income in the periods for which that determination is made. In October 2016, the Hungarian Tax Authority (HTA) completed an audit of our Hungary subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has challenged certain of Synopsys Hungary's tax positions taken during these years, including the timing of deduction of certain research expenses and for withholding taxes on payments made to affiliates, resulting in a proposed aggregate tax assessment of approximately $46 million. If the assessment is ultimately upheld, Synopsys Hungary could also be liable for additional interest and penalties of approximately $19 million. We are also under examination by the tax authorities in certain other jurisdictions, including the Republic of Korea. No assessments have been proposed in these examinations.
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
As of April 30, 2017, approximately 89% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, and to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of April 30, 2017, we had outstanding debt of $147.7 million, net of an immaterial amount of debt issuance costs, under our $150.0 million term loan facility, and $270.0 million of outstanding debt under our $650.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
From time to time we are subject to claims that our products infringe on third-party intellectual property rights.
We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. For example, we and Emulation & Verification Engineering S.A. (EVE), a company we acquired in October 2012, are party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. The jury in one of the lawsuits returned a verdict of approximately $36 million in assessed damages against us for patent infringement, and the court in the lawsuit has entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. We have appealed from the injunction and the final judgment in the case. Further information regarding the EVE lawsuits is contained in Part II, Item 1, Legal Proceedings and Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 as filed with the SEC on December 12, 2016. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.
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
In December 2016, we entered into an accelerated share repurchase agreement (the December 2016 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the December 2016 ASR, we made a prepayment of $100.0 million and received initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in February 2017. Total shares purchased under the December 2016 ASR were approximately 1.7 million shares, at an average purchase price of $60.53 per share.

In February 2017, we entered into an accelerated share repurchase agreement (the February 2017 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the February 2017 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries of shares valued at $80.0 million. The remaining balance of $20.0 million was settled in May 2017. Total shares purchased under the February 2017 ASR were approximately 1.4 million shares, at an average purchase price of $72.02 per share.

The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2017:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
January 29, 2017 through March 4, 2017(2)	1,381,359	$72.3925	1,381,359	$235,479,280
Month #2
March 5, 2017 through April 1, 2017	—	$—	—	$235,479,280
Month #3
April 2, 2017 through April 29, 2017	—	$—	—	$235,479,280
Total	1,381,359		1,381,359	$235,479,280

(1)	As of April 30, 2017, $235.5 million remained available for future repurchases under the program.

(2)
The number of shares purchased and average purchase price paid per share does not include the 265,894 shares and $20.0 million equity forward contract, respectively, from the February 2017 ASR settled in May 2017.

See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.4*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/10/2017
10.8*	2017 Non-Employee Directors Equity Incentive Plan	8-K	000-19807	10.8	4/10/2017
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: May 19, 2017	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
10.4*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/10/2017
10.8*	2017 Non-Employee Directors Equity Incentive Plan	8-K	000-19807	10.8	4/10/2017
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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