Form 10-Q
period 2017-07-31
SYNOPSYS INC
filed 2017-08-18
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 15, 2017, there were 150,247,663 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2017	October 31, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$1,154,986	$976,620
Short-term investments	147,508	140,695
Total cash, cash equivalents and short-term investments	1,302,494	1,117,315
Accounts receivable, net	411,262	438,873
Income taxes receivable and prepaid taxes	55,750	56,091
Prepaid and other current assets	125,126	104,659
Total current assets	1,894,632	1,716,938
Property and equipment, net	262,025	257,035
Goodwill	2,660,680	2,518,245
Intangible assets, net	248,335	266,661
Long-term prepaid taxes	15,706	13,991
Deferred income taxes	382,495	281,926
Other long-term assets	215,066	185,569
Total assets	$5,678,939	$5,240,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$403,302	$401,451
Accrued income taxes	16,270	22,693
Deferred revenue	1,046,801	1,085,802
Short-term debt	298,025	205,000
Total current liabilities	1,764,398	1,714,946
Long-term accrued income taxes	23,545	39,562
Long-term deferred revenue	83,001	79,856
Long-term debt	137,813	—
Other long-term liabilities	247,014	210,855
Total liabilities	2,255,771	2,045,219
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 150,238 and 151,454 shares outstanding, respectively	1,503	1,515
Capital in excess of par value	1,631,200	1,644,675
Retained earnings	2,277,499	1,947,585
Treasury stock, at cost: 7,024 and 5,811 shares, respectively	(419,370)	(294,052)
Accumulated other comprehensive income (loss)	(67,664)	(104,577)
Total stockholders’ equity	3,423,168	3,195,146
Total liabilities and stockholders’ equity	$5,678,939	$5,240,365
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Revenue:
Time-based products	$503,530	$479,285	$1,493,991	$1,427,740
Upfront products	100,251	66,885	263,310	168,485
Maintenance and service	91,600	69,034	270,935	192,588
Total revenue	695,381	615,204	2,028,236	1,788,813
Cost of revenue:
Products	107,104	92,042	304,982	253,879
Maintenance and service	43,828	23,172	122,618	67,328
Amortization of intangible assets	18,614	24,463	59,720	79,544
Total cost of revenue	169,546	139,677	487,320	400,751
Gross margin	525,835	475,527	1,540,916	1,388,062
Operating expenses:
Research and development	228,663	221,874	664,326	634,751
Sales and marketing	131,520	127,328	395,242	370,874
General and administrative	46,350	42,548	170,654	123,798
Amortization of intangible assets	7,906	7,055	23,806	21,014
Restructuring charges	6,026	—	31,038	2,987
Total operating expenses	420,465	398,805	1,285,066	1,153,424
Operating income	105,370	76,722	255,850	234,638
Other income (expense), net	7,421	8,509	27,322	12,158
Income before income taxes	112,791	85,231	283,172	246,796
Provision (benefit) for income taxes	(3,960)	20,513	26,527	52,667
Net income	$116,751	$64,718	$256,645	$194,129
Net income per share:
Basic	$0.78	$0.43	$1.71	$1.28
Diluted	$0.75	$0.42	$1.66	$1.26
Shares used in computing per share amounts:
Basic	150,214	151,169	150,460	152,129
Diluted	154,683	153,890	154,787	154,629
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Net income	$116,751	$64,718	$256,645	$194,129
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3,026	(6)	12,327	2,927
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	20	33	(34)	92
Cash flow hedges:
Deferred gains (losses), net of tax of $(1,971) and $(4,917), for the three and nine months ended July 31, 2017, respectively, and of $1,828 and $3,112 for each of the same periods in fiscal 2016, respectively	8,517	(11,693)	19,005	(21,286)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $232 and $(933), for the three and nine months ended July 31, 2017, respectively, and of $(1,469) and $(4,640), for each of the same periods in fiscal 2016, respectively	22	5,174	5,615	14,087
Other comprehensive income (loss), net of tax effects	11,585	(6,492)	36,913	(4,180)
Comprehensive income	$128,336	$58,226	$293,558	$189,949
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net income	$256,645	$194,129
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	144,112	157,814
Stock compensation	79,697	72,043
Allowance for doubtful accounts	1,289	650
(Gain) loss on sale of investments	(1)	(15)
Write-down of long-term investments	1,300	—
Deferred income taxes	(10,960)	2,747
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	42,413	77,532
Prepaid and other current assets	(13,636)	(22,941)
Other long-term assets	(33,416)	(8,118)
Accounts payable and accrued liabilities	36,129	(41,749)
Income taxes	(19,169)	(3,314)
Deferred revenue	(34,692)	10,195
Net cash provided by operating activities	449,711	438,973
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	130,529	111,078
Purchases of short-term investments	(137,486)	(126,216)
Proceeds from sales of long-term investments	839	1,785
Purchases of long-term investments	—	(1,002)
Purchases of property and equipment	(50,227)	(48,249)
Cash paid for acquisitions and intangible assets, net of cash acquired	(187,624)	(60,056)
Capitalization of software development costs	(3,130)	(2,959)
Other	2,100	—
Net cash used in investing activities	(244,999)	(125,619)
Cash flows from financing activities:
Proceeds from credit facilities	270,000	185,000
Repayment of debt	(38,750)	(112,500)
Issuances of common stock	78,718	69,884
Payments for taxes related to net share settlement of equity awards	(35,376)	(25,718)
Purchase of equity forward contract	—	(25,000)
Purchases of treasury stock	(300,000)	(300,000)
Other	(482)	2,713
Net cash provided used in financing activities	(25,890)	(205,621)
Effect of exchange rate changes on cash and cash equivalents	(456)	2,396
Net change in cash and cash equivalents	178,366	110,129
Cash and cash equivalents, beginning of year	976,620	836,188
Cash and cash equivalents, end of period	$1,154,986	$946,317
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
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2017 and 2016 are both 52-week years. The third fiscal quarters of fiscal 2017 and 2016 ended on July 29, 2017 and July 30, 2016, respectively, and the prior fiscal year ended on October 29, 2016. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Note 3. Business Combinations
During the nine months ended July 31, 2017, the Company completed acquisitions with an aggregate total purchase consideration of $188.1 million, net of cash acquired. The Company assumed unvested stock options with a fair value of $4.4 million using the Black-Scholes option-pricing model and will expense the options over their remaining service periods on a straight-line basis. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s consolidated financial statements. The preliminary purchase price allocations resulted in $132.7 million of goodwill, of which $11.9 million is deductible for tax purposes, and $64.9 million of acquired identifiable intangible assets valued using the income or cost methods. The intangible assets are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs for these acquisitions totaling $4.1 million were expensed as incurred in the unaudited condensed consolidated statement of operations. The Company funded the acquisitions with existing cash and debt.
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
Note 4. Goodwill and Intangible Assets
Goodwill as of July 31, 2017 and October 31, 2016 consisted of the following:

(in thousands)
As of October 31, 2016	$2,518,245
Additions	132,694
Effect of foreign currency translation	9,741
As of July 31, 2017	$2,660,680

Intangible assets as of July 31, 2017 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$622,979	$511,064	$111,915
Customer relationships	276,704	160,188	116,516
Contract rights intangible	173,455	171,420	2,035
Trademarks and trade names	25,129	16,556	8,573
In-process research and development (IPR&D)(1)	4,600	—	4,600
Capitalized software development costs	32,772	28,076	4,696
Total	$1,135,639	$887,304	$248,335

(1)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

Intangible assets as of October 31, 2016 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$610,812	$460,722	$150,090
Customer relationships	235,997	139,932	96,065
Contract rights intangible	171,248	162,183	9,065
Trademarks and trade names	20,729	13,821	6,908
Capitalized software development costs	29,642	25,109	4,533
Total	$1,068,428	$801,767	$266,661

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Core/developed technology	$15,575	$21,673	$50,330	$65,536
Customer relationships	6,834	6,333	20,569	18,820
Contract rights intangible	3,215	2,720	9,893	13,827
Trademarks and trade names	896	792	2,734	2,374
Capitalized software development costs(2)	1,002	927	2,968	2,764
Total	$27,522	$32,445	$86,494	$103,321

(2) Amortization of capitalized software development costs is included in cost of products revenue in the unaudited condensed consolidated statements of operations.
The following table presents the estimated future amortization of the existing intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2017	$24,465
2018	82,650
2019	57,337
2020	39,478
2021	21,338
2022 and thereafter	18,467
IPR&D(3)	4,600
Total	$248,335

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

As of July 31, 2017, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$510,086	$—	$—	$—	$510,086
Commercial paper	2,274	—	—	—	2,274
Certificates of deposit	1,600	—	—	—	1,600
Total:	$513,960	$—	$—	$—	$513,960
Short-term investments:
U.S. government agency securities	$17,982	$2	$(27)	$(4)	$17,953
Certificates of deposit	22,017	—	—	—	22,017
Commercial paper	23,507	—	—	—	23,507
Corporate debt securities	61,337	47	(23)	—	61,361
Asset-backed securities	21,180	4	(15)	—	21,169
Other	1,499	2	—	—	1,501
Total:	$147,522	$55	$(65)	$(4)	$147,508

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of October 31, 2016, the balances of our available-for-sale securities are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$499,274	$—	$—	$—	$499,274
Commercial paper	1,498	—	—	—	1,498
Certificates of deposit	4,200	—	—	—	4,200
Total:	$504,972	$—	$—	$—	$504,972
Short-term investments:
U.S. government agency securities	$13,607	$4	$(8)	$—	$13,603
Certificates of deposit	12,849	—	—	—	12,849
Commercial paper	25,430	1	—	—	25,431
Corporate debt securities	58,753	43	(18)	—	58,778
Asset-backed securities	22,146	12	(12)	—	22,146
Non-U.S. government agency securities	3,403	—	(3)	—	3,400
Other	4,488	—	—	—	4,488
Total:	$140,676	$60	$(41)	$—	$140,695

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and short-term investments.

As of July 31, 2017, the stated maturities of the Company's available-for-sale securities are:

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$107,164	$107,133
Due in 2-5 years	40,358	40,375
Total	$147,522	$147,508
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Gain (loss) recorded in other income (expense), net	$515	$(2,193)	$1,838	$(4,042)

The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of July 31, 2017	As of October 31, 2016
	(in thousands)
Total gross notional amount	$803,986	$758,246
Net fair value	$15,464	$(15,358)
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2017
Other current assets	$17,017	$306
Accrued liabilities	$1,741	$118
As of October 31, 2016
Other current assets	$4,625	$27
Accrued liabilities	$19,910	$101

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2017
Foreign exchange contracts	Revenue	$(176)	Revenue	$(198)
Foreign exchange contracts	Operating expenses	8,747	Operating expenses	176
Total		$8,571		$(22)
Three months ended July 31, 2016
Foreign exchange contracts	Revenue	$(5,443)	Revenue	$(2,900)
Foreign exchange contracts	Operating expenses	(6,317)	Operating expenses	(2,274)
Total		$(11,760)		$(5,174)
Nine months ended July 31, 2017
Foreign exchange contracts	Revenue	$6,824	Revenue	$(2,379)
Foreign exchange contracts	Operating expenses	12,357	Operating expenses	(3,236)
Total		$19,181		$(5,615)
Nine months ended July 31, 2016
Foreign exchange contracts	Revenue	$(13,117)	Revenue	$(4,117)
Foreign exchange contracts	Operating expenses	(8,262)	Operating expenses	(9,970)
Total		$(21,379)		$(14,087)
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended July 31, 2017	$11	$776
For the three months ended July 31, 2016	$890	$1,827
For the nine months ended July 31, 2017	$175	$3,393
For the nine months ended July 31, 2016	$1,345	$5,368

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2017:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$510,086	$510,086	$—	$—
Commercial paper	2,274	—	2,274	—
Certificates of deposit	1,600	—	1,600	—
Short-term investments:
U.S. government agency securities	17,953	—	17,953	—
Certificates of deposit	22,017	—	22,017	—
Commercial paper	23,507	—	23,507	—
Corporate debt securities	61,361	—	61,361	—
Asset-backed securities	21,169	—	21,169	—
Other	1,501	—	1,501	—
Prepaid and other current assets:
Foreign currency derivative contracts	17,323	—	17,323	—
Other long-term assets:
Deferred compensation plan assets	191,013	191,013	—	—
Total assets	$869,804	$701,099	$168,705	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$1,859	$—	$1,859	$—
Other long-term liabilities:
Deferred compensation plan liabilities	191,013	191,013	—	—
Total liabilities	$192,872	$191,013	$1,859	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2016:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$499,274	$499,274	$—	$—
Commercial paper	1,498	—	1,498	—
Certificates of deposit	4,200	—	4,200	—
Short-term investments:
U.S. government agency securities	13,603	—	13,603	—
Certificates of deposit	12,849	—	12,849	—
Commercial paper	25,431	—	25,431	—
Corporate debt securities	58,778	—	58,778	—
Asset-backed securities	22,146	—	22,146	—
Non-U.S. government agency securities	3,400	—	3,400	—
Other	4,488	4,488	—	—
Prepaid and other current assets:
Foreign currency derivative contracts	4,652	—	4,652	—
Other long-term assets:
Deferred compensation plan assets	163,185	163,185	—	—
Total assets	$813,504	$666,947	$146,557	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$20,010	$—	$20,010	$—
Other long-term liabilities:
Deferred compensation plan liabilities	163,185	163,185	—	—
Total liabilities	$183,195	$163,185	$20,010	$—

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
The Company did not recognize any impairment during the three months ended July 31, 2017 and recorded an $1.3 million of other-than-temporary impairment during the nine months ended July 31, 2017. The Company did not recognize any impairment during the three and nine months ended July 31, 2016.

The following table presents the non-marketable equity securities that were measured and recorded at fair value within other long-term assets on a non-recurring basis and the loss recorded in other income (expense), net.

	Balance as of July 31, 2017	Significant Unobservable Inputs (Level 3)	Total (losses) during three months ended July 31, 2017	Total (losses) during nine months ended July 31, 2017
	(in thousands)
Non-marketable equity securities	$—	$—	$—	$(1,300)
Note 7. Liabilities and Restructuring Charges
During the three and nine months ended July 31, 2017, the Company incurred restructuring charges of approximately $6.0 million and $31.0 million, respectively, for involuntary and voluntary employee termination actions. The restructuring actions were undertaken to structure the Company for future growth, reallocate resources to priority areas, and to a lesser extent, eliminate operational redundancy. During the three and nine months ended July 31, 2017, the Company made payments of $2.7 million and $21.5 million, respectively. Payments under the 2017 restructuring plans are expected to be completed by the end of the second quarter of fiscal 2018.
In fiscal 2016, the Company incurred $9.6 million of restructuring charges for severance and benefits due to involuntary employee termination activities. As of July 31, 2017, there was no outstanding balance for the 2016 restructuring activities.
The following is a summary of restructuring activities during the nine months ended July 31, 2017:

(in thousands)
Liability as of October 31, 2016	$5,679
Restructuring costs incurred	31,038
Cash payments	$(21,523)
As of July 31, 2017(1)	$15,194

(1)	Outstanding balance recorded in accounts payable and accrued liabilities as payroll and related benefits.

Accounts payable and accrued liabilities consist of:

	July 31, 2017	October 31, 2016
	(in thousands)
Payroll and related benefits	$297,755	$321,430
Other accrued liabilities	85,674	66,276
Accounts payable	19,873	13,745
Total	$403,302	$401,451
Other long-term liabilities consist of:

	July 31, 2017	October 31, 2016
	(in thousands)
Deferred compensation liability	$191,013	$163,185
Other long-term liabilities	56,001	47,670
Total	$247,014	$210,855
Note 8. Credit Facility
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of July 31, 2017, the Company was in compliance with all financial covenants.
During the first quarter of fiscal 2017, the Company received funding of $150.0 million under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2017	$1,875
2018	10,313
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$146,250
As of July 31, 2017, the Company had a $145.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $137.8 million is classified as long-term liabilities, and a $290.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. As of October 31, 2016, the Company had no outstanding balance under the previous term loan from the 2015 Agreement and a $205.0 million outstanding balance under the previous revolver from the 2015 Agreement, which are considered short-term liabilities. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2017, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	July 31, 2017	October 31, 2016
	(in thousands)
Cumulative currency translation adjustments	$(72,373)	$(84,700)
Unrealized gain (loss) on derivative instruments, net of taxes	4,724	(19,896)
Unrealized gain (loss) on available-for-sale securities, net of taxes	(15)	19
Total accumulated other comprehensive income (loss)	$(67,664)	$(104,577)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(198)	$(2,900)	$(2,379)	$(4,117)
Operating expenses	176	(2,274)	(3,236)	(9,970)
Gain (loss) on available-for-sale securities
Other income (expense)	$—	5	1	$15
Total reclassifications into net income	$(22)	$(5,169)	$(5,614)	$(14,072)
Note 10. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on June 15, 2017. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2017, $500.0 million remained available for further repurchases under the program.

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

In May 2017, the Company entered into an accelerated share repurchase agreement (the May 2017 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the May 2017 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in July 2017. Total shares purchased under the May 2017 ASR were approximately 1.4 million shares, at an average purchase price of $73.49 per share.

Stock repurchase activities are as follow:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Total shares repurchased (1)	1,627	2,525	4,401	6,889
Total cost of the repurchased shares(1)	$120,000	$120,000	$300,000	$320,000
Reissuance of treasury stock	1,316	1,708	3,188	3,169

(1)
The number of shares purchased and average purchase price paid per share includes the 265,894 shares and $20.0 million equity forward contract, respectively, from the February 2017 ASR settled in May 2017.

Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Cost of products	$3,358	$2,912	$9,170	$8,116
Cost of maintenance and service	1,073	650	2,881	1,792
Research and development expense	13,617	13,046	39,069	36,469
Sales and marketing expense	5,494	5,139	15,430	14,581
General and administrative expense	4,759	3,824	13,147	11,085
Stock compensation expense before taxes	28,301	25,571	79,697	72,043
Income tax benefit	(8,086)	(6,781)	(22,769)	(19,106)
Stock compensation expense after taxes	$20,215	$18,790	$56,928	$52,937
In addition to the tax benefit disclosed above, the Company recorded net excess tax benefits from stock-based compensation in the provision for income taxes of $18.4 million and $29.7 million, respectively, for the three and nine months ended July 31, 2017. As of July 31, 2017, there was $223.5 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.6 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Intrinsic value of awards exercised	$20,688	$19,530	$49,344	$28,028
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

The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$116,751	$64,718	$256,645	$194,129
Denominator:
Weighted-average common shares for basic net income per share	150,214	151,169	150,460	152,129
Dilutive effect of potential common shares from equity-based compensation	4,469	2,721	4,327	2,500
Weighted-average common shares for diluted net income per share	154,683	153,890	154,787	154,629
Net income per share:
Basic	$0.78	$0.43	$1.71	$1.28
Diluted	$0.75	$0.42	$1.66	$1.26
Anti-dilutive employee stock-based awards excluded(1)	492	2,270	1,186	1,822

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Revenue:
United States	$358,201	$316,902	$1,028,108	$889,220
Europe	80,260	66,946	234,259	211,993
Japan	64,119	63,056	183,023	174,838
Asia-Pacific and Other	192,801	168,300	582,846	512,762
Consolidated	$695,381	$615,204	$2,028,236	$1,788,813
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.

For the three and nine months ended July 31, 2017 and 2016, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Interest income	$2,015	$1,031	$4,747	$2,499
Interest expense	(2,320)	(1,208)	(5,487)	(2,729)
Gain (loss) on assets related to executive deferred compensation plan assets	6,791	6,822	22,334	6,136
Foreign currency exchange gain (loss)	278	(94)	2,877	(296)
Other, net	657	1,958	2,851	6,548
Total	$7,421	$8,509	$27,322	$12,158
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(in thousands)
Income before income taxes	$112,791	$85,231	$283,172	$246,796
Provision (benefit) for income taxes	$(3,960)	$20,513	$26,527	$52,667
Effective tax rate	(3.5)%	24.1%	9.4%	21.3%
The Company’s effective tax rate for the three and nine months ended July 31, 2017 is lower than the statutory federal income tax rate of 35% primarily due to lower taxes on certain earnings considered as indefinitely reinvested in foreign operations, U.S. federal and California research tax credits and excess tax benefits from stock-based compensation, partially offset by state taxes and the tax effect of non-deductible stock-based compensation and the integration of acquired technologies. The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities.
The Company's effective tax rate decreased in the three and nine months ended July 31, 2017, as compared to the same periods in fiscal 2016, primarily due to excess tax benefits from stock-based compensation, partially offset by the permanent reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2016.
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
The timing of the resolution of income tax examinations is highly uncertain, as are the amounts and timing of various tax payments that are part of the settlement process. This could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $15 million.
As discussed in Note 11, the Company adopted ASU 2016-09 in the first quarter of fiscal 2017. The Company recorded all income tax effects of share-based awards in its provision for income taxes in the condensed consolidated statement of operations on a prospective basis. Prior to adoption, the Company did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. Upon adoption of ASU 2016-09, the Company recorded a deferred tax asset of $106.5 million for the previously unrecognized excess tax benefits with an offsetting adjustment to retained earnings. Adoption of the new standard resulted in net excess tax benefits in the provision for income taxes of $29.7 million for the nine months ended July 31, 2017.
State Examinations
In the first quarter of fiscal 2016, the Company reached final settlement with the California Franchise Tax Board for fiscal 2011, 2010 and 2009. As a result of the settlement, the Company reduced its deferred tax assets by $4.9 million, recognized $10.3 million in unrecognized tax benefits, and increased its valuation allowance by $5.4 million.
Non-U.S. Examinations

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of over $18 million (at current exchange rates). In addition, if the treatment of research expenses were applied to fiscal years after 2014, Synopsys Hungary could lose approximately $18 million in tax benefit in tax periods subsequent to fiscal 2017 due to the enacted reduction of Hungary’s corporate income tax rate. While the ultimate outcome is not certain, the Company believes there is no merit to the assessment and believes that it will ultimately prevail against the positions taken by the HTA. To that end, on August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. If the Company prevails, the assessment of $47 million would be canceled, but the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.

In the third quarter of fiscal 2017, the Company settled certain transfer pricing issues with the Korean National Tax Service for fiscal years 2012 to 2016. As a result of the settlement, the Company recognized income tax expense of $7.9 million. The Company also reached agreement with the Taiwanese tax authorities on certain tax positions for fiscal year 2014, resulting in an income tax benefit of $10.9 million.

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

The Company undergoes tax examinations from time to time and is currently under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.

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
The Federal Circuit heard the parties’ respective appeals and issued a decision on March 16, 2017. The panel affirmed the jury verdict and damages award on Mentor’s ‘376 patent and reversed the district court’s dismissal of Mentor’s ‘176, ‘531 and ‘882 patents and the Company’s ‘109 patent. Proceedings on these patents will resume in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On May 9, 2017, the Federal Circuit invited Mentor to respond to the petition on or before May 23, 2017. Mentor responded to the petition on May 23, 2017. The Federal Circuit has not yet ruled on the Company's petition.

Due to the affirmation of the verdict by the Federal Circuit, the Company has accrued an aggregate amount of $39.0 million as a loss contingency, which is the amount estimated to be the probable loss. The associated charge has been recorded in general and administrative expenses in the income statements for the nine months ended July 31, 2017.
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
On September 30, 2016, the Company filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. The Company thereafter filed a renewed request for ex parte reexamination of only Claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, the Company also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of Claims 1 and 28. On May 22, 2017, the Company petitioned for ex parte reexamination of certain claims of the ‘882 patent.  On June 20, 2017, the PTO instituted reexamination on all of the challenged claims.  The ex parte reexamination and the lawsuit are ongoing.
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
Tax Matters
The Company undergoes examination from time to time by U.S. and foreign authorities for non-income based taxes, such as sales, use and value-added taxes, and is currently under examination by tax authorities in certain jurisdictions. If the potential loss from such examinations is considered probable and the amount or the range of loss could be estimated, the Company would accrue a liability for the estimated expense.
In addition to the foregoing, the Company is, from time to time, party to various other claims and legal proceedings in the ordinary course of our business, including with tax and other governmental authorities. For a description of certain of these other matters, refer to Note 15. Taxes.
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

Despite global economic uncertainty, we have maintained profitability and positive cash flow on an annual basis in recent years. We achieved these results not only because of our solid execution, leading technologies and strong customer relationships, but also because of our time-based revenue business model. Under this model, a substantial majority of our customers pay over time and we typically recognize this revenue over the life of the contract, which averages approximately three years. Time-based revenue consists of time-based products, maintenance and service revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. Due to our business model, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.
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
Financial Performance Summary
In the third quarter of fiscal 2017, compared to the same period of fiscal 2016:

•
Revenues were $695.4 million, an increase of $80.2 million, or 13%, primarily driven by the overall growth in our business such as increases of hardware sales, IP consulting projects and TSL license revenues, and to a lesser extent from acquisitions.

•
Total cost of revenue and operating expenses were $590.0 million, an increase of $51.5 million, or 10%, primarily due to increases in headcount, including those from acquisitions, and higher product and consulting costs due to higher sales.

•	Operating income of $105.4 million, an increase of $28.6 million or 37%.
During the three-month period ended July 31, 2017, 86% of our revenue was time-based.
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

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average term of the TSLs and term licenses is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered into during the quarter. For the three months ended July 31, 2017 and 2016, the weighted-average license term was 2.5 and 3.1 years, respectively.

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
Total Revenue

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$695.4	$615.2	$80.2	13%
Nine months ended	$2,028.2	$1,788.8	$239.4	13%
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
The increase in total revenue for the three and nine months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily attributable to the overall growth in our business mainly due to higher hardware sales, IP consulting projects, TSL license revenue from arrangements booked in prior periods, and to a lesser extent due to revenue from acquired companies.

Time-Based Products Revenue

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$503.5	$479.3	$24.2	5%
Percentage of total revenue	73%	78%
Nine months ended	$1,494.0	$1,427.7	$66.3	5%
Percentage of total revenue	74%	80%
The increase in time-based products revenue for the three and nine months ended July 31, 2017 compared to the same periods in fiscal 2016 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods.
Upfront Products Revenue

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$100.3	$66.9	$33.4	50%
Percentage of total revenue	14%	11%
Nine months ended	$263.3	$168.5	$94.8	56%
Percentage of total revenue	13%	9%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three and nine months ended July 31, 2017 compared to the same periods in fiscal 2016 was primarily attributable to an increase in the sale of hardware products and to a lesser extent IP products.
As our sales of hardware products grow, upfront products revenue as a percentage of total revenue will likely fluctuate modestly. Such fluctuations will continue to be impacted by the timing of shipments due to customer requirements.

Maintenance and Service Revenue

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$22.4	$19.3	$3.1	16%
Professional services and other revenue	69.2	49.7	19.5	39%
Total maintenance and service revenue	$91.6	$69.0	$22.6	33%
Percentage of total revenue	13%	11%
Nine months ended
Maintenance revenue	$61.5	$55.7	$5.8	10%
Professional services and other revenue	209.4	136.9	72.5	53%
Total maintenance and service revenue	$270.9	$192.6	$78.3	41%
Percentage of total revenue	13%	11%
Changes in maintenance revenue are generally attributable to timing of perpetual contracts and maintenance renewals. The increase in maintenance revenue for the three and nine months ended July 31, 2017 compared to the same periods in fiscal 2016 was primarily due to an increase in the volume of arrangements that include maintenance.

The increase in professional services and other revenue for the three and nine months ended July 31, 2017 compared to the same periods in fiscal 2016 was primarily due to the increase in, and timing of, IP consulting projects that are accounted for using the percentage of completion method and contributions from acquisitions.
We expect our professional services revenues to increase in future periods as a result of recent acquisitions, but we do not expect the impact to be material to our total revenue.
Cost of Revenue

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$107.1	$92.0	$15.1	16%
Cost of maintenance and service revenue	43.8	23.2	20.6	89%
Amortization of intangible assets	18.6	24.5	(5.9)	(24)%
Total	$169.5	$139.7	$29.8	21%
Percentage of total revenue	24%	23%
Nine months ended
Cost of license revenue	$305.0	$253.9	$51.1	20%
Cost of maintenance and service revenue	122.6	67.4	55.2	82%
Amortization of intangible assets	59.7	79.5	(19.8)	(25)%
Total	$487.3	$400.8	$86.5	22%
Percentage of total revenue	24%	22%
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
The increase in cost of revenue for the three months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $17.0 million in personnel-related costs as a result of headcount increases, including those from acquisitions, $8.5 million in hardware product costs due to increases in, and timing of, shipments, and $7.6 million in costs related to servicing IP consulting arrangements, which were partially offset by a decrease of $5.9 million in amortization of intangible assets.
The increase in cost of revenue for the nine months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $45.2 million in personnel-related costs as a result of headcount increases, including those from acquisitions, $32.4 million in hardware product costs due to increases in, and timing of, shipments, and $20.3 million in costs related to servicing IP consulting arrangements, which were partially offset by a decrease of $19.8 million in amortization of intangible assets.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$228.7	$221.9	$6.8	3%
Percentage of total revenue	33%	36%
Nine months ended	$664.3	$634.8	$29.5	5%
Percentage of total revenue	33%	35%
The increase in research and development expenses for the three and nine months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily due to increases in personnel-related costs as a result of headcount increases, including those from acquisitions.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$131.5	$127.3	$4.2	3%
Percentage of total revenue	19%	21%
Nine months ended	$395.2	$370.9	$24.3	7%
Percentage of total revenue	19%	21%
The increase in sales and marketing expenses for the three months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $4.3 million in personnel-related costs as a result of headcount increases.
The increase in sales and marketing expenses for the nine months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $15.6 million in personnel-related costs as a result of headcount increases and $5.9 million in variable compensation, primarily based on timing of shipments.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended	$46.4	$42.5	$3.9	9%
Percentage of total revenue	7%	7%
Nine months ended	$170.7	$123.8	$46.9	38%
Percentage of total revenue	8%	7%
The increase in general and administrative expenses for the three months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily due to increases in personnel-related costs as a result of headcount increases.
The increase in general and administrative expenses for the nine months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily due to increases of $38.0 million for accrued loss contingencies as a result of litigation, $12.5 million in personnel-related costs as a result of headcount increases and $5.3 million in facilities expenses, partially offset by $7.6 million of lower professional service costs.

Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$18.6	$24.5	$(5.9)	(24)%
Included in operating expenses	7.9	7.1	0.8	11%
Total	$26.5	$31.6	$(5.1)	(16)%
Percentage of total revenue	4%	5%
Nine months ended
Included in cost of revenue	$59.7	$79.5	$(19.8)	(25)%
Included in operating expenses	23.8	21.0	2.8	13%
Total	$83.5	$100.5	$(17.0)	(17)%
Percentage of total revenue	4%	6%
The decrease in amortization of intangible assets for the three and nine months ended July 31, 2017 compared to the same periods in fiscal 2016 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
During the three and nine months ended July 31, 2017, we incurred restructuring charges of approximately $6.0 million and $31.0 million, respectively, for involuntary and voluntary employee termination actions. The restructuring actions were undertaken to structure the company for future growth, reallocate resources to priority areas, and to a lesser extent, eliminate operational redundancy. These charges consist primarily of severance and retirement benefits. During the three and nine months ended July 31, 2017, the Company made payments of $2.7 million and $21.5 million, respectively. Payments under the 2017 restructuring plans are expected to be completed by the end of the second quarter of fiscal 2018.
During the three months ended July 31, 2016, we did not record any restructuring charges and during the nine months ended July 31, 2016, we recorded $3.0 million of restructuring charges. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our restructuring charges.

Other Income (Expense), net

	July 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$2.0	$1.0	$1.0	100%
Interest (expense)	(2.3)	(1.2)	(1.1)	92%
Gain (loss) on assets related to executive deferred compensation plan	6.8	6.8	—	—%
Foreign currency exchange gain (loss)	0.3	(0.1)	0.4	(400)%
Other, net	0.6	2.0	(1.4)	(70)%
Total	$7.4	$8.5	$(1.1)	(13)%
Nine months ended
Interest income	$4.7	$2.5	$2.2	88%
Interest (expense)	(5.5)	(2.7)	(2.8)	104%
Gain (loss) on assets related to executive deferred compensation plan	22.3	6.1	16.2	266%
Foreign currency exchange gain (loss)	2.9	(0.3)	3.2	(1,067)%
Other, net	2.9	6.6	(3.7)	(56)%
Total	$27.3	$12.2	$15.1	124%
Other income (expense), net, for the three months ended July 31, 2017 compared to the same period in fiscal 2016 remained relatively flat.
Other income (expense), net, for the nine months ended July 31, 2017 was higher compared to the same period in fiscal 2016, primarily due to gains in the market value of our executive deferred compensation plan assets compared to a loss in the corresponding period.
Taxes
Our effective tax rate decreased in the three and nine months ended July 31, 2017, as compared to the same period in fiscal 2016, primarily due to excess tax benefits from stock-based compensation, partially offset by the permanent reinstatement of the U.S. federal research tax credit in the first quarter of fiscal 2016. For further discussion of the provision for income taxes, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of July 31, 2017, we held an aggregate of $108.3 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $1,194.2 million in our foreign subsidiaries. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered indefinitely reinvested outside the U.S. However, in the event funds from foreign subsidiaries were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the nine months ended July 31, 2017.

Cash, Cash Equivalents and Short-Term Investments

	July 31, 2017	October 31, 2016	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$1,155.0	$976.6	$178.4	18%
Short-term investments	$147.5	$140.7	$6.8	5%
Total	$1,302.5	$1,117.3	$185.2	17%
Cash, cash equivalents and short-term investments increased primarily due to cash generated from our operations, proceeds from our credit facilities and cash received from employee stock purchases and option exercises. Cash generated was partially offset by cash used for acquisitions and intangible assets, stock repurchases under our accelerated stock repurchase agreements (the December 2016 ASR, the February 2017 ASR, and the May 2017 ASR), purchases of property and equipment, repayment of debt, and payments for taxes related to net share settlement of equity awards.

Cash Flows

	July 31,
	2017	2016	$ Change
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$449.7	$439.0	$10.7
Cash (used in) investing activities	(245.0)	(125.6)	(119.4)
Cash (used in) financing activities	(25.9)	(205.6)	179.7
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
Cash provided by operating activities. Cash provided by operating activities for the nine months ended July 31, 2017 was higher compared to the same period in fiscal 2016, primarily due to an increase in cash collections, partially offset by higher disbursements for operations, including vendors.
Cash (used in) investing activities. Cash used in investing activities for the nine months ended July 31, 2017 was higher compared to the same period in fiscal 2016, primarily due to higher cash paid for acquisitions and intangible assets of $127.6 million.
Cash (used in) financing activities. Cash provided by financing activities for the nine months ended July 31, 2017 was higher compared to the same period in fiscal 2016, primarily due to higher proceeds from our credit facilities, net of repayments, of $158.8 million, and lower stock repurchase activities of $25.0 million.
Accounts Receivable, net

	July 31, 2017	October 31, 2016	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$411.3	$438.9	$(27.6)	(6)%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 54 days at July 31, 2017 and 63 days at October 31, 2016. Accounts receivable and DSO decreased primarily due to the timing of billings to customers and an increase in collections.

Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	July 31, 2017	October 31, 2016	$ Change	% Change
	(dollars in millions)
Current assets	$1,894.6	$1,716.9	$177.7	10%
Current liabilities	1,764.4	1,714.9	49.5	3%
Working capital	$130.2	$2.0	$128.2	6,410%
Increases in our working capital were primarily due to (1) an increase of $185.2 million in cash, cash equivalents and short-term investments, (2) a decrease of $39.0 million in deferred revenue, (3) an increase of $20.5 million in prepaid and other current assets primarily due to timing of service contract renewals, and (4) a decrease of $6.4 million in accrued income taxes. These changes in working capital were partially offset by an increase of $93.0 million in short-term debt and a decrease of $27.6 million in accounts receivable, net, due to the timing of billings to customers and collections.
Other Commitments—Credit Facility
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of July 31, 2017, we were in compliance with all financial covenants.
During the first quarter of fiscal 2017, we received funding of $150.0 million under the Term Loan. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2017	$1,875
2018	10,313
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$146,250
As of July 31, 2017, we had a $145.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $137.8 million is classified as long-term liabilities, and a $290.0 million outstanding balance under the Revolver, all of which are considered short-term liabilities. As of October 31, 2016, we had no outstanding balance under the previous term loan from the 2015 Agreement and a $205.0 million outstanding balance under the previous revolver from the 2015 Agreement, which are considered short-term liabilities. We expect borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2017, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.

Other
Our available-for-sale securities as of July 31, 2017 consisted of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, and others. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer. As of July 31, 2017, we had no direct holdings in structured investment vehicles, sub-prime mortgage-backed securities or collateralized debt obligations and no exposure to these financial instruments through our indirect holdings in money market mutual funds. During the nine months ended July 31, 2017, we had no impairment charge associated with our available-for-sale securities portfolio. While we cannot predict future market conditions or market liquidity, we regularly review our investments and associated risk profiles, which we believe will allow us to effectively manage the risks of our investment portfolio.
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
As of July 31, 2017, our exposure to market risk has not changed materially since October 31, 2016. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, filed with the SEC on December 12, 2016.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of July 31, 2017, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2017, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
The Federal Circuit heard the parties’ respective appeals and issued a decision on March 16, 2017. The panel affirmed the jury verdict and damages award on Mentor’s ‘376 patent and reversed the district court’s dismissal of Mentor’s ‘176, ‘531 and ‘882 patents and the Company’s ‘109 patent. Proceedings on these patents will resume in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On May 9, 2017, the Federal Circuit invited Mentor to respond to the petition on or before May 23, 2017. Mentor responded to the petition on May 23, 2017. The Federal Circuit has not yet ruled on the Company's petition.
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

On September 30, 2016, the Company filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. The Company thereafter filed a renewed request for ex parte reexamination of only Claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, the Company also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of Claims 1 and 28. On May 22, 2017, the Company petitioned for ex parte reexamination of certain claims of the ‘882 patent.  On June 20, 2017, the PTO instituted reexamination on all of the challenged claims.  The ex parte reexamination and the lawsuit are ongoing.

Further information regarding the accounting impact on the Company with respect to the patent litigation with Mentor is contained in Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Legal Proceedings."

Other Proceedings
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company's Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of over $18 million (at current exchange rates). On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court.

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

•	Our ability to implement effective cost control measures;

•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;

•	Changes in the mix of our products sold, as increased sales of our products with lower gross margins, such as our hardware products, may reduce our overall margins;

•	Expenses related to our acquisition and integration of businesses and technology;

•	Changes to our effective tax rate, including the tax effects of infrequent or unusual transactions;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products, which include a sole supplier for certain hardware components; and

•	General economic and political conditions that affect the semiconductor and electronics industries.
The timing of revenue recognition may also cause our revenue and earnings to fluctuate, due to factors that include:

•	Cancellations or changes in levels of orders or the mix between upfront products revenue and time-based products revenue;

•	Delay of one or more orders for a particular period, particularly orders generating upfront products revenue;

•	Delay in the completion of professional services projects that require significant modification or customization and are accounted for using the percentage of completion method;

•	Delay in the completion and delivery of IP products in development that customers have paid for early access to;

•	Customer contract amendments or renewals that provide discounts or defer revenue to later periods;

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
The FASB is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued new accounting standards for revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 17 in the Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Effect of New Accounting Pronouncements.” These and other such standards may result in different accounting principles, which may significantly impact our reported results or could result in volatility of our financial results. In addition, we may need to significantly change our customer and vendor contracts, accounting systems and processes. The cost and effect of these changes may adversely impact our results of operations.
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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. In addition, we have continually expanded our non-U.S. operations in the past several years. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:

•	Ineffective legal protection of intellectual property rights;

•	Uncertain economic and political conditions in countries where we do business, such as the United Kingdom's initiation of formal procedures to exit the European Union;

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
In addition, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, imports and exports, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. In addition, there is uncertainty regarding how proposed, contemplated or future changes to these complex laws and regulations could affect our business. We may incur substantial expense in complying with the new obligations to be imposed by these laws and regulations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. If we violate these laws and regulations we could be subject to fines, penalties or criminal sanctions, and may be prohibited from conducting business in one or more countries. Although we have implemented policies and procedures to help ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If our intentions regarding reinvestment of such earnings change, then our income tax expense could increase.
In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies. It is not possible to accurately determine the overall impact of such proposals on our effective tax rate or balance sheet at this time. Proposed changes in corporate tax rates, the taxation of foreign earnings and the deductibility of expenses could have a material impact on the recoverability of our deferred tax assets, could result in significant one-time charges in the period in which tax reform is enacted, or could result in increases to future U.S. tax expense. Furthermore, proposed changes to the taxation of undistributed foreign earnings could change our intentions regarding reinvestment of such earnings.
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

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of over $18 million (at current exchange rates). In addition, if the treatment of research expenses were applied to fiscal years after 2014, Synopsys Hungary could lose approximately $18 million in tax benefit in tax periods subsequent to fiscal 2017 due to the enacted reduction of Hungary’s corporate income tax rate. If the assessment is ultimately canceled, the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.

We are also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
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
As of July 31, 2017, approximately 92% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, and to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of July 31, 2017, we had outstanding debt of $145.8 million, net of an immaterial amount of debt issuance costs, under our $150.0 million term loan facility, and $290.0 million of outstanding debt under our $650.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, employment, competition, and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and results of operations could be materially harmed. Further information regarding certain of these matters is contained in Part II, Item 1, Legal Proceedings.
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

In May 2017, the Company entered into an accelerated share repurchase agreement (the May 2017 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the May 2017 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in July 2017. Total shares purchased under the May 2017 ASR were approximately 1.4 million shares, at an average purchase price of $73.49 per share.

The table below sets forth information regarding our repurchases of our common stock during the three months ended July 31, 2017:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
April 30, 2017 through June 3, 2017(2)	1,353,884	$73.8616	1,353,884	$135,479,280
Month #2
June 4, 2017 through July 1, 2017	—	$—	—
Month #3
July 2, 2017 through July 29, 2017	272,649	$73.3544	272,649	$500,000,000
Total	1,626,533		1,626,533	$500,000,000

(1)	As of July 31, 2017, $500.0 million remained available for future repurchases under the program.

(2)
The number of shares purchased and average purchase price paid per share includes the 265,894 shares and $20.0 million equity forward contract, respectively, from the February 2017 ASR settled in May 2017.

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

SYNOPSYS, INC.

Date: August 18, 2017	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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