Form 10-K
period 2017-10-31
SYNOPSYS INC
filed 2017-12-14
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8.0 billion. Aggregate market value excludes an aggregate of approximately 41.4 million shares of common stock held by the registrant’s executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On December 11, 2017, 148,713,662 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, scheduled to be held on April 5, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal year ended October 31, 2017

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this Form 10-K or Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. Any statements herein that are not statements of historical fact are forward-looking statements. Words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” “likely,” “potential,” “seek,” or the negatives of such terms, and similar expressions are intended to identify forward-looking statements. This Form 10-K includes, among others, forward-looking statements regarding:

•	our business, product and platform strategies;

•	our business outlook;

•	the continuation of current industry trends towards customer and vendor consolidation, and the impact of such consolidation;

•	prior and future acquisitions, including the expected benefits and risks of completed acquisitions;

•	the impact of macroeconomic conditions on our business and our customers’ businesses;

•	demand for our products and our customers’ products;

•	the expected realization of our backlog;

•	customer license renewals;

•	the completion of development of our unfinished products, or further development or integration of our existing products;

•	technological trends in integrated circuit design;

•	our ability to successfully compete in the markets in which we serve;

•	our license mix, our business model, and variability in our revenue;

•	litigation;

•	our ability to protect our intellectual property;

•	our cash, cash equivalents and cash generated from operations;

•	our available-for-sale securities; and

•	our future liquidity requirements.
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

Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2017, 2016, and 2015 were 52-week years ending on October 28, 2017, October 29, 2016, and October 31, 2015, respectively. Fiscal 2018 will be a 53-week year.
For presentation purposes, this Form 10-K refers to the closest calendar month end.

PART I

Item 1. Business
Company Overview

Synopsys, Inc. provides software, intellectual property, and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the quality and security of their applications. We are a global leader in supplying the electronic design automation
(EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than design those circuits themselves. We provide software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, we provide technical services and support to help our customers develop advanced chips and electronic systems. We are also a leading provider of software tools and services that are used to improve the security and quality of software code in a wide variety of industries, including electronics, financial services, media, automotive, medicine, energy and industrials.
Corporate Information

We incorporated in 1986 in North Carolina and reincorporated in 1987 in Delaware. Our headquarters are located at 690 East Middlefield Road, Mountain View, California 94043, and our headquarters’ telephone number is (650) 584-5000. We have approximately 112 offices worldwide.

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
Background

Recent years have seen a remarkable proliferation of consumer and wireless electronic products, particularly mobile devices. The growth of the Internet and cloud computing has provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, appliances and other consumer products is creating a connected landscape of “smart” devices. Numerous software applications (apps) have been developed to expand the potential of these connected devices.

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

A similar dynamic is at work in the software arena, where the pace of innovation often requires developers—also our customers—to deliver more secure, high-quality software, which can include millions of lines of code, in increasingly frequent release cycles. Bugs, defects, and security vulnerabilities in code can be difficult to detect and expensive to fix. But, at a time when software is prevalent in many industries across a growing array of smart devices, it is crucial to have high-quality, secure code to ensure consumers’ privacy and safety.
Our Role—The Silicon to Software™ Partner

Synopsys' products and services enable innovators across a variety of markets—from mobile electronics and finance to media, medical, energy, industrial, and automotive—to develop smart and secure products and applications. Across all industries, our customers face tremendous pressure to build differentiated chips and develop robust code more quickly and cost-effectively than ever before. With the increasing amount of embedded software in today’s devices, security and quality are top concerns. Synopsys technologies and services are designed to help our customers—both hardware designers and software developers—to speed time to market, achieve the highest quality of results, mitigate risk, and maximize profitability. Our offerings span from silicon to software.

The task of the chip and system designer is to determine how best to design, locate, and connect the building blocks of chips, and to verify that the resulting design behaves as intended and can be manufactured efficiently and cost-effectively. This task is a complex, multi-step process that is both expensive and time-consuming. We offer a wide range of products that help designers at different steps in the overall design process, both for the design of individual ICs and for the design of larger systems. Our products can increase designer productivity and efficiency by automating tasks, keeping track of large amounts of design data, adding intelligence to the design process, facilitating reuse of past designs and reducing errors. Our IP products offer proven, high-quality pre-configured circuits that are ready-to-use in a chip design, saving customers time and enabling them to direct resources to features that differentiate their products. Our global service and support engineers also provide expert technical support and design assistance to our customers.

The task of the software developer is to write code that not only accomplishes the developer's goal as efficiently as possible, but also runs securely and is free of defects. We offer products that can help developers write higher quality, more secure code by analyzing their code for quality defects and security vulnerabilities, adding intelligence and automation to the software testing process, and helping to eliminate defects in a systematic manner. To the extent that developers make use of open source software in their code, our products can help developers better manage the composition and security of the code. Our products enable software developers to catch flaws earlier in the development cycle, when they are less costly to fix.
Products and Services
Revenue from our products and services is categorized into four groups:

•	Core EDA, which includes digital, custom and Field Programmable Gate Array (FPGA) IC design software, and our verification products;

•	IP, Systems and Software Integrity, which includes our DesignWare® IP portfolio, system-level products, and software security and quality testing solutions;

•	Manufacturing Solutions; and

•	Professional Services and Other.
Core EDA

The process of designing ICs contains many complex steps: architecture definition, register transfer level (RTL) design, functional/RTL verification, logic design or synthesis, gate-level verification, floorplanning, and place and route, to name just a few. Designers use our Core EDA products to automate the IC design process and to reduce errors. We offer a platform that features a large number of Core EDA products intended to address the process comprehensively. Our Core EDA products generally fall into the following categories:

•	Digital, custom and FPGA IC design, which includes software tools to design an IC; and

•	Verification, which includes technology to verify that an IC design behaves as intended.
Digital and Custom IC Design

Our Galaxy™ Design Platform provides customers with a comprehensive design implementation solution that includes industry-leading products and incorporates common libraries and consistent timing, delay calculation, UPF power intent descriptions, and constraints throughout the design process. The platform gives designers the flexibility to integrate internally developed and third-party tools. With innovative technologies, a common foundation, and flexibility, our Galaxy Design Platform helps reduce design times, decrease uncertainties in the design steps, and minimize the risks inherent in advanced, complex IC design. Our products span digital, custom, and analog/mixed-signal designs, and support multiple technology nodes, including 16/14nm, 12nm, 10nm, 7/8nm, and many others.

Key design products, available as part of the Galaxy Design Platform or as individual point tools, are our IC Compiler™ II physical design solution, Design Compiler® logic synthesis product, Custom Compiler™ full custom design solution, PrimeTime® static timing analysis products, StarRC™ tool for extraction, and IC Validator tool for physical verification.
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

The individual products included in the Verification Continuum platform are reported in our Core EDA and IP, Systems & Software Integrity revenue categories. The solutions reported in our Core EDA revenue include the following:

•	SpyGlass® family of static verification technologies including lint, CDC (clock domain crossing), RDC (reset domain crossing), DFT (design for test), and low-power analysis and verification;

•	VCS® functional verification solution, our comprehensive RTL and gate-level simulation technology, including Fine-Grained Parallelism (FGP);

•	Verdi® debug technology, the industry’s most compressive SoC debug;

•	VC Formal, our next-generation formal verification product;

•	Verdi Coverage, our verification planning and coverage technology;

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

The verification IP, virtual prototyping and FPGA-based prototyping solutions that are part of our Verification Continuum platform are included in our IP, Systems & Software Integrity category and further described below.
IP, Systems and Software Integrity
IP Products

As more functionality converges into a single device or even a single chip, and as chip designs grow more complex, the number of third-party IP blocks incorporated into designs is rapidly increasing. We are a leading provider of high-quality, silicon-proven IP solutions for SoCs. Our broad DesignWare IP portfolio includes:

•	High-quality solutions for widely used wired and wireless interfaces such as USB, PCI Express, DDR, Ethernet, SATA, MIPI, HDMI, and Bluetooth Low Energy;

•	Logic libraries and embedded memories, including memory compilers, non-volatile memory, standard cells, and integrated test and repair;

•	Processor solutions, including configurable ARC® processor cores, software, Embedded Vision processor cores and application-specific instruction-set processor (ASIP) tools for embedded applications;

•	IP subsystems for audio, sensor, and data fusion functionality that combine IP blocks, an efficient processor, and software into an integrated, pre-verified subsystem;

•	Security IP solutions, including cryptographic cores and software, security subsystems, platform security and content protection IP;

•	Analog IP including data converters and audio codecs; and

•	SoC infrastructure IP, datapath and building block IP, mathematical and floating point components, ARM® AMBA® interconnect fabric and peripherals, and verification IP.

Our IP Accelerated initiative augments our established, broad portfolio of silicon-proven DesignWare IP with IP Prototyping Kits and customized IP subsystems to accelerate prototyping, software development, and integration of IP into SoCs.

We also offer a broad portfolio of IP that has been optimized to address specific application requirements for the mobile, automotive, digital home, internet of things, and cloud computing markets, enabling designers to quickly develop SoCs in these areas.

Our Verification IP portfolio, part of our Verification Continuum platform, is also part of the IP Products category.
System-Level Solutions

Our System-Level verification solutions include the following elements of our Verification Continuum platform:

•
HAPS® FPGA-based prototyping systems, which provide design and verification teams an integrated and scalable hardware-software solution for early software development and to improve their SoC schedules;

•
Virtualizer™ virtual prototyping solutions, which addresses the increasing development challenges associated with software-rich semiconductor and electronic products by accelerating both the development and deployment of virtual prototypes; and

•
Platform Architect solution, which provides architects and system designers with tools and efficient methods for early analysis and optimization of multi-core SoC architectures for performance and power.

We also provide a series of tools used in the design of optical systems and photonic devices. Our CODE V® solution enables engineers to model, analyze and optimize designs for optical imaging and communication systems. Our LightTools® design and analysis software allows designers to simulate and improve the performance of a broad range of illumination systems, from vehicle lighting to projector systems.
Software Integrity Solutions

Our Software Integrity platform is a comprehensive solution for building integrity—security and quality—into our customers’ software development lifecycle and supply chain. These testing tools, services and programs enable our customers to detect and remediate defects across their entire software development lifecycle. Our offerings include security testing, managed services, programs and professional services, and training.

Key offerings in the security testing space include:

•
SecureAssist and Coverity® static analysis tools, which analyze software code to find crash-causing bugs, incorrect program behavior, security vulnerabilities, memory leaks and other performance-degrading flaws;

•
Defensics® fuzz testing tools, which examine security vulnerabilities in software binaries and libraries, particularly network protocols and file formats, by systematically sending invalid or unexpected inputs to the system under test;

•
Protecode™ software composition analysis tools, which scan binary and source code for license issues and other known security vulnerabilities stemming from incorporated third-party and open source code; and

•	Seeker® IAST tool, which identifies exploitable security vulnerabilities while web applications are running, thereby verifying results and eliminating false positives.

Managed Services allow developers to test code across many dimensions, and to rapidly respond to changing testing requirements and evolving threats. This includes Mobile AST services to find vulnerabilities in mobile applications as well as DAST services which identify security vulnerabilities while web applications are running, without the need for source code.

Programs and Professional Services address unique security and quality needs with specialized consulting by skilled experts, including Building Security in Maturity Mode (BSIMM), which measures the effectiveness of software security initiatives by assessing the current state as compared to industry benchmarks.

Finally, training includes eLearning and instructor-led training that prepares developers and security professionals to build security and quality into their software development process and remediate found vulnerabilities and defects.
Manufacturing Solutions

Our Manufacturing Solutions software products and technologies enable semiconductor manufacturers to more quickly develop new fabrication processes that produce production-level yields. These products are used in the early research and development phase, as well as in the production phase where designers use these products to help convert IC design layouts into the masks used to manufacture the devices.

Our Manufacturing Solutions include Sentaurus™ technology computer-aided design (TCAD) device and process simulation products, Proteus™ mask synthesis tools, CATS® mask data preparation software, Yield Explorer® Odyssey, and Yield-Manager® yield management solutions.
Professional Services and Other

We provide consulting and design services that address all phases of the SoC development process. These services assist our customers with new tool and methodology adoption, chip architecture and specification development, functional and low-power design and verification, and physical implementation and signoff. We also provide a broad range of expert training and workshops on our latest tools and methodologies. Professional services related to the security and quality of the software embedded on the chip or elsewhere are included in the Software Integrity Solutions category and further described above.
Customer Service and Technical Support

A high level of customer service and support is critical to the adoption and successful use of our products. We provide technical support for our products through both field-based and corporate-based application engineering teams. Customers that purchase Technology Subscription Licenses (TSLs) receive post-contract customer support bundled with their license fee. Customers that purchase perpetual licenses may purchase these services separately. See Product Sales and Licensing Agreements below.

Post-contract customer support includes providing frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology. Post-contract customer support for our EDA and IP products also includes access to the SolvNet® portal, where customers can explore our complete design knowledge database. Updated daily, the SolvNet portal includes technical documentation, design tips, and answers to user questions.

Customers can also engage, for additional charges, with our worldwide network of applications consultants for additional support needs.

In addition, we offer training workshops designed to increase customer design proficiency and productivity with our products. Workshops cover our EDA products and methodologies used in our design and verification flows, as well as specialized modules addressing system design, logic design, physical design, simulation and testing. We offer regularly scheduled public and private courses in a variety of locations worldwide, as well as online training (live or on-demand) through our Virtual Classrooms.
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

Synopsys’ EDA products support many standards, including the most commonly used hardware description languages: SystemVerilog, Verilog, VHDL, and SystemC®. Our products utilize numerous industry-standard data formats, APIs, and databases for the exchange of design data among our tools, other EDA vendors’ products, and applications that customers develop internally. We also comply with a wide range of industry standards within our IP product family to ensure usability and interconnectivity.

Our Software Integrity solutions support several existing and emerging industry standards for software coding and security, such as the Motor Industry Software Reliability Association (MISRA) coding standards for the automotive industry. In addition, our products support multiple major programming languages-including Objective C, JavaScript, and security vulnerability coverage for C#—and are compatible with numerous common industry language compilers, development environments, and data and file formats.
Sales, Distribution and Backlog

Our EDA and IP customers are primarily semiconductor and electronics systems companies. The customers for our Software Integrity solutions include many of these companies as well as companies from a wider array of industries, including electronics, financial services, media, automotive, medicine, energy and industrials. We market our products and services principally through direct sales in the United States and our principal foreign markets. We typically distribute our software products and documentation to customers electronically, but provide physical media (e.g., DVD-ROMs) when requested by the customer.

We maintain sales and support centers throughout the United States. Outside the United States, we maintain sales, support or service offices in Canada, multiple countries in Europe, Israel and multiple countries in Asia, including Japan, China, Korea, and Taiwan. Our international headquarters are located in Dublin, Ireland. Our offices are further described under Part I, Item 2, Properties.

•
In fiscal 2017, 2016 and 2015, an aggregate of 50%, 50% and 49%, respectively, of our total revenue was derived from sales outside of the United States. Geographic revenue, which is based on where individual "seats" or licenses to our products are located, is shown below as a percentage of total revenue for the last three fiscal years.

Revenue by Region
Fiscal 2017
50%
30%
11%
9%
Fiscal 2016
50%
28%
12%
10%
Fiscal 2015
51%
26%
13%
10%
U.S.
Asia Pacific & Other
Europe
Japan

Additional information relating to domestic and foreign operations, including revenue and long-lived assets by geographic area, is contained in Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data. Risks related to our foreign operations are described in Part I, Item 1A, Risk Factors.
Our backlog was approximately $3.7 billion on October 31, 2017, an increase from backlog of $3.5 billion on October 31, 2016, resulting primarily from the timing of large multi-year contract renewals. Backlog represents committed orders that are expected to be recognized as revenue over the following three years. We currently expect that $1.5 billion of our backlog will be recognized after fiscal 2018. Backlog may not be a reliable predictor of our future sales as business conditions may change and technologies may evolve, and customers may seek to renegotiate their arrangements or may default on their payment obligations. For this and other reasons, we may not be able to recognize expected revenue from backlog when anticipated.

Revenue attributable to each of our four product categories is shown below as a percentage of total revenue for the last three fiscal years.
Aggregate revenue derived from Intel Corporation and its subsidiaries through multiple agreements accounted for 17.9%, 15.9% and 12.8% of our total revenue in fiscal 2017, 2016 and 2015, respectively. No other customer accounted for more than 10% of our revenue during such periods.
Product Sales and Licensing Agreements

We typically license our software to customers under non-exclusive license agreements that restrict use of our software to specified purposes within specified geographical areas. The majority of our licenses are network licenses that allow a number of individual users to access the software on a defined network, including, in some cases, regional or global networks. License fees depend on the type of license, product mix and number of copies of each product licensed.

In a number of cases, we provide our customers the right to “re-mix” a portion of the software they initially licensed for other specified Synopsys products. For example, a customer may use our front-end design products for a portion of the license term and then exchange such products for back-end place-and-route software for the remainder of the term in order to complete the customer’s IC design. This practice helps ensure the customer’s access to the complete design flow needed to design their product. Offering remix rights to customers gives us an advantage over competitors who offer a narrower range of products because customers can obtain more of their design flow from a single vendor. At the same time—because in such cases the customer need not obtain a new license and pay an additional license fee for the use of the additional products—the use of these arrangements could result in reduced revenue compared to licensing the individual products separately without re-mix rights.
We currently offer our software products under, primarily, two license types: TSLs and perpetual licenses. For a full discussion of these types of licenses, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates and Results of Operations—Revenue Background.

We typically license our DesignWare IP products under nonexclusive license agreements that provide usage rights for specific applications. Fees under these licenses are typically charged on a per design basis plus, in some cases, royalties. Royalty arrangements are not material to our total revenue.

Our hardware products, which principally consist of our prototyping and emulation systems, are either sold or leased to our customers. Our professional services team typically provides design consulting services to our customers under consulting agreements with statements of work specific to each project.
Research and Development

Our future performance depends in large part on our ability to further enhance, extend and expand our product offerings. Research and development of existing and new products is primarily conducted within each product group. We also use targeted acquisitions to augment our own research and development efforts.
Our research and development expenses were $908.8 million, $856.7 million and $776.2 million in fiscal 2017, 2016 and 2015, respectively. Our capitalized software development costs were approximately $3.2 million, $4.1 million and $3.7 million in fiscal 2017, 2016 and 2015, respectively.
Competition

The EDA industry is highly competitive. We compete against other EDA vendors and against our customers’ own design tools and internal design capabilities. In general, we compete principally on technology leadership, product quality and features (including ease-of-use), license terms, price and payment terms, post-contract customer support, and interoperability with our own and other vendors’ products. We also deliver a significant amount of engineering and design consulting for our products. No single factor drives an EDA customer’s buying decision, and we compete on all fronts to capture a higher portion of our customers’ budgets. Our competitors include EDA vendors that offer varying ranges of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation (which was recently acquired by Siemens AG). We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers’ internally developed design tools and capabilities.

In the area of IP products, we compete against numerous other IP providers, including Cadence Design Systems, Inc., and our customers' internally developed IP. We generally compete on the basis of product quality, reliability and features, ease of integration with customer designs, compatibility with design tools, license terms, price and payment terms, and customer support.

In the area of Software Integrity solutions, the market is still developing. We compete with other solution providers, many of which focus on specific aspects of software security or quality analysis, as well as with frequent new entrants, which include start-up companies and more established software companies.
Proprietary Rights

We primarily rely upon a combination of copyright, patent, trademark, and trade secret laws and license and non-disclosure agreements to establish and protect our proprietary rights. We have a diversified portfolio of more than 2,700 United States and foreign patents issued, and we will continue to pursue additional patents in the future. Our issued patents have expiration dates through 2037. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may independently develop similar technology. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. While protecting our proprietary technology is important to our success, our business as a whole is not significantly dependent upon any single patent, copyright, trademark, or license.

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
Employees
As of October 31, 2017, Synopsys had 11,686 employees, of which 4,196 were based in the United States.

Executive Officers of the Registrant
The executive officers of Synopsys and their ages as of December 13, 2017 were as follows:

Name	Age	Position
Aart J. de Geus	63	Co-Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	68	Co-Chief Executive Officer and President
Trac Pham	48	Chief Financial Officer
Joseph W. Logan	58	Sales and Corporate Marketing Officer
John F. Runkel, Jr.	62	General Counsel and Corporate Secretary
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
Joseph W. Logan serves as our Sales and Corporate Marketing Officer. He became Senior Vice President of Worldwide Sales in September 2006, and assumed responsibility for our Corporate Marketing organization in August 2013. Previously, Mr. Logan was head of sales for Synopsys’ North America East region from September 2001 to September 2006. Prior to Synopsys, Mr. Logan was head of North American Sales and Support at Avant! Corporation. Mr. Logan holds a B.S.E.E. from the University of Massachusetts, Amherst.
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
While the global economy has shown improvement in recent years, there are still uncertainties surrounding the strength of the recovery in many regions. Uncertainty caused by challenging global economic conditions could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by semiconductor companies could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts.
We cannot predict the stability of the economy as a whole or the industries in which we operate. Further economic instability could adversely affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. There is uncertainty regarding how proposed, contemplated or future changes to the complex law, and regulations governing our industry, the banking and financial services industry, and the economy could affect our business. In addition, economic conditions could deteriorate in the future, and, in particular, the semiconductor and electronics industries could fail to grow. In the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.
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
Acquisitions are an important part of our growth strategy. We have completed a significant number of acquisitions in recent years. We expect to make additional acquisitions in the future, but we may not find suitable acquisition targets or we may not be able to consummate desired acquisitions due to unfavorable credit markets, commercially unacceptable terms, or other risks, which could harm our operating results. Acquisitions are difficult, time-consuming, and pose a number of risks, including:

•	Potential negative impact on our earnings per share;

•	Failure of acquired products to achieve projected sales;

•	Problems in integrating the acquired products with our products;

•	Difficulties entering into new markets in which we are not experienced or where competitors may have stronger positions;

•	Potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	Difficulties in retaining and integrating key employees;

•	Substantial reductions of our cash resources and/or the incurrence of debt;

•	Failure to realize expected synergies or cost savings;

•	Difficulties in integrating or expanding sales, marketing and distribution functions and administrative systems, including information technology and human resources systems;

•	Dilution of our current stockholders through the issuance of common stock as part of the merger consideration;

•	Assumption of unknown liabilities, including tax and litigation, and the related expenses and diversion of resources;

•	Disruption of ongoing business operations, including diversion of management’s attention and uncertainty for employees and customers, particularly during the post-acquisition integration process;

•	Potential negative impacts on our relationships with customers, distributors and business partners;

•	Exposure to new operational risks, regulations, and business customs to the extent acquired businesses are located in regions where we are not currently conducting business;

•	The need to implement controls, processes and policies appropriate for a public company at acquired companies that may have lacked such controls, processes and policies;

•	Negative impact on our net income resulting from acquisition-related costs; and

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
Many factors may cause our revenue or earnings to fluctuate, including:

•
Changes in demand for our products—especially products, such as hardware, generating upfront revenue—due to fluctuations in demand for our customers’ products and due to constraints in our customers’ budgets for research and development and EDA products and services;

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

•	Our ability to implement effective cost control measures;

•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;

•	Changes in the mix of our products sold, as increased sales of our products with lower gross margins, such as our hardware products, may reduce our overall margins;

•	Expenses related to our acquisition and integration of businesses and technology;

•	Changes in tax rules, as well as changes to our effective tax rate, including the tax effects of infrequent or unusual transactions;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products, which include a sole supplier for certain hardware components; and

•	General economic and political conditions that affect the semiconductor and electronics industries.
The timing of revenue recognition may also cause our revenue and earnings to fluctuate, due to factors that include:

•	Cancellations or changes in levels of orders or the mix between upfront products revenue and time-based products revenue;

•	Delay of one or more orders for a particular period, particularly orders generating upfront products revenue, such as hardware;

•	Delay in the completion of professional services projects that require significant modification or customization and are accounted for using the percentage of completion method;

•	Delay in the completion and delivery of IP products in development that customers have paid for early access to;

•	Customer contract amendments or renewals that provide discounts or defer revenue to later periods;

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
We compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation (which was recently acquired by Siemens AG). We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process. Moreover, our customers internally develop design tools and capabilities that compete with our products, including internal designs that compete with our IP products.
In the area of IP products, we compete against numerous other IP providers as well as our customers' internally developed IP. In the area of Software Integrity solutions, we compete with numerous other solution providers, many of which focus on specific aspects of software security or quality analysis. We also compete with frequent new entrants, which include start-up companies and more established software companies.
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
We pursue new product and technology initiatives from time to time, and if we fail to successfully carry out these initiatives, our business, financial condition, or results of operations could be adversely impacted.
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

•
Our ability to compete with new and existing competitors in these new industries, many of which may have more financial resources, industry experience, brand recognition, relevant intellectual property rights, or established customer relationships than we currently do;

•	Our ability to skillfully balance our investment in adjacent markets with investment in our existing products and services;

•	Our ability to attract and retain employees with expertise in new fields;

•	Our ability to sell and support consulting services at profitable margins; and

•	Our ability to manage our revenue model in connection with hybrid sales of licensed products and consulting services.

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
Our software products may also be vulnerable to cyber attacks. An attack could disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information, and other destructive outcomes. As a result, our reputation could suffer, customers could stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
We offer software security and quality testing solutions. If we fail to identify new and increasingly sophisticated methods of cyberattack, or fail to invest sufficient resources in research and development regarding new threat vectors, our security testing products and services may fail to detect vulnerabilities in our customers’ software code. An actual or perceived failure to identify security flaws may harm the perceived reliability of our security testing products and services, and could result in a loss of customers, sales, or an increased cost to remedy a problem. Furthermore, our growth and recent acquisitions in the software security and quality testing space may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own information technology infrastructure. Successful attacks could damage our reputation as a security-focused company.
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
We derive roughly half of our revenue from sales outside the United States, and we expect our orders and revenue to continue to depend on sales to customers outside the U.S. In addition, we have continually expanded our non-U.S. operations in the past several years. This strategy requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:

•	Ineffective or weaker legal protection of intellectual property rights;

•	Uncertain economic and political conditions in countries where we do business;

•
Difficulties in adapting to cultural differences in the conduct of business, which may include business practices in which we are prohibited from engaging by the Foreign Corrupt Practices Act or other anti-corruption laws;

•	Financial risks such as longer payment cycles and difficulty in collecting accounts receivable;

•	Inadequate local infrastructure that could result in business disruptions;

•	Government trade restrictions, including tariffs, export licenses, or other trade barriers, and changes to existing trade arrangements between various countries;

•	Additional taxes, interest, and potential penalties, and uncertainty around changes in tax laws of various countries; and

•	Other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases.
As our business volume increases in the Asia Pacific region, there is inherent risk, based on the complex relationships between certain Asian countries and the United States, that governmental influences could result in trade disruptions.
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
The growth of our hardware products subject us to several increased risks, including:

•
Increased dependence on a sole supplier for certain hardware components, which may reduce our control over product quality and pricing and may lead to delays in production and delivery of our hardware products, should our supplier fail to deliver sufficient quantities of acceptable components in a timely fashion;

•
Increasingly variable revenue and decreasingly accurate revenue forecasts, due to fluctuations in hardware revenue, which is recognized upfront upon shipment, as opposed to most sales of software products for which revenue is recognized over time;

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
The FASB is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued new accounting standards for revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Effect of New Accounting Pronouncements Not Yet Adopted. These and other such standards may result in different accounting principles, which may significantly impact our reported results or could result in volatility of our financial results. In addition, we may need to significantly change our customer and vendor contracts, accounting systems and processes. The cost and effect of these changes may adversely impact our results of operations.

Our results could be adversely affected by a change in our effective tax rate as a result of tax law changes, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, or by evolving enforcement practices.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense and impact our financial position and cash flows. In addition, U.S. income taxes and foreign withholding taxes have not been provided for on undistributed earnings of certain of our non-U.S. subsidiaries to the extent such earnings are considered to be indefinitely reinvested in the operations of those subsidiaries. If our intentions regarding reinvestment of such earnings change, then our income tax expense could increase. In fiscal 2017, we repatriated $825 million of undistributed foreign earnings in anticipation of U.S. corporate tax reform.
In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies. It is not possible to accurately determine the overall impact of such proposals on our effective tax rate or balance sheet at this time. Proposed changes in corporate tax rates, the taxation of foreign earnings and the deductibility of expenses could have a material impact on the recoverability of our deferred tax assets, could result in significant one-time charges in the period in which tax reform is enacted, or could result in increases to our future U.S. tax expense. Furthermore, proposed changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles. Many of these recommendations are being adopted by various countries in which we do business and may increase our taxes in these countries. In addition, the Republic of Ireland has changed its corporate residence rules and will require changes to our tax position by January 1, 2021. On July 26, 2016, Hungary amended its IP regime to bring it in line with the OECD BEPS Project and the changes were effective in fiscal 2017. Changes to these and other areas in relation to international tax reform could increase uncertainty in the corporate tax area and may adversely affect our provision for income taxes.
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

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of over $18 million (at current exchange rates). In addition, if the treatment of research expense were applied to fiscal years after 2014, Synopsys Hungary could lose approximately $18 million in tax benefit in tax periods subsequent to fiscal 2017 due to the enacted reduction of Hungary's corporate income tax rate. If the assessment is ultimately canceled, the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.

We are also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
We maintain significant deferred tax assets related to federal research credits. Our ability to use these credits is dependent upon having sufficient future taxable income in the relevant jurisdiction. Changes in our forecasts of future income could result in an adjustment to the deferred tax asset and a related charge to earnings that could materially affect our financial results. In addition, a change in corporate tax rates could have a material impact on the recoverability of our deferred tax assets.
Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.
As of October 31, 2017, approximately 47% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested abroad, and to the extent they derive from foreign earnings we have indefinitely reinvested in our foreign operations. We intend to meet our U.S. cash spending needs primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of October 31, 2017, we had outstanding debt of $144.0 million, net of an immaterial amount of debt issuance costs, under our $150.0 million term loan facility, and no outstanding debt under our $650.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
We may be subject to legal claims or regulatory matters involving stockholder, consumer, employment, customer, supplier, competition, and other issues on a global basis. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and results of operations could be materially harmed. Further information regarding certain of these matters is contained in Part I, Item 3, Legal Proceedings.
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
Our investment portfolio may be impaired by any deterioration of capital markets.
From time to time, our cash equivalent and short-term investment portfolio consists of investment-grade U.S. government agency securities, asset-backed securities, corporate debt securities, commercial paper, certificates of deposit, money market funds, municipal securities and other securities, and bank deposits. Our investment portfolio carries both interest rate risk and credit risk. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired.
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

Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, telecommunications failure, cybersecurity attack, terrorist attack, epidemic, or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected

Item 1B. Unresolved Staff Comments
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

Item 3. Legal Proceedings
We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of defense costs, diversion of management resources and other factors.
Mentor Patent Litigation
We are engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. We succeeded to the litigation when we acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) had been defendants in three patent infringement lawsuits filed by Mentor. Each lawsuit as well as subsequent lawsuits are further described below.
Background
As mentioned above, at the time of the acquisition, the EVE Parties had been defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,947,882. Both cases sought damages and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that certain ZeBu products infringe Mentor’s Japanese Patent No. P3,588,324. The litigation matter in Japan no longer exists, as the Japan IP High Court affirmed the Tokyo District Court ruling that such products did not infringe Mentor's patent.
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
The Oregon Action

After transfer of Synopsys' declaratory relief action to Oregon and consolidation of that action with Mentor’s 2010 and 2012 lawsuits, Synopsys asserted patent infringement counterclaims against Mentor based on Synopsys' United States Patents Nos. 6,132,109 and 7,069,526, seeking damages and a permanent injunction. After pre-trial summary judgment rulings in favor of both sides, the only patent remaining at issue in the Oregon Action was Mentor's ‘376 patent.
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. On March 12, 2015, the court entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. Synopsys released a new version of ZeBu software that does not include such features. Synopsys accrued an immaterial amount as a loss contingency in the year ended October 31, 2015. Both parties appealed from the court’s judgment following the jury verdict.

The Federal Circuit heard the parties’ respective appeals and issued a decision on March 16, 2017. The panel affirmed the jury verdict and damages award on Mentor’s ‘376 patent and reversed the district court’s dismissal of Mentor’s ‘176, ‘531 and ‘882 patents and Synopsys' ‘109 patent. Due to the affirmation of the verdict by the Federal Circuit, the Company accrued an aggregate amount of $39.0 million as a loss contingency, which is the amount estimated to be the probable loss. The associated charge has been recorded in general and administrative expenses in the income statements for the year ended October 31, 2017.

Proceedings on these patents are resuming in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, Synopsys petitioned for rehearing by all judges currently sitting on the Federal Circuit. On September 1, 2017, the Federal Circuit denied Synopsys’ petition for rehearing. On November 30, 2017, Synopsys filed a petition for certiorari with the U.S. Supreme Court seeking review of the Federal Circuit’s ruling.
The California Action

On December 21, 2012, Synopsys filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe Synopsys’ United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case sought damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent and appeals from that proceeding. On January 20, 2015, the court granted Mentor's motion for summary judgment on the '488, '841, and '318 patents, finding that such patents were invalid. Synopsys appealed the court's ruling and on October 17, 2016, the Federal Circuit affirmed the district court’s decision. Synopsys sought review of the Federal Circuit’s ruling in the U.S. Supreme Court, and on October 2, 2017, the U.S. Supreme Court denied Synopsys’ petition.
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
On December 21, 2013, Mentor filed an inter partes review request with the PTO challenging the validity of Synopsys' ‘420 patent. On June 11, 2015, the PTO issued its final decision in the review, finding all of the challenged claims invalid. On August 12, 2015, Synopsys appealed to the Federal Circuit from the PTO's decision. On October 11, 2016, the Federal Circuit affirmed the PTO’s decision.

On September 30, 2016, Synopsys filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. Synopsys thereafter filed a renewed request for ex parte reexamination of only claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, Synopsys also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of claims 1 and 28. On July 28, 2017, cross-motions for summary judgment were argued, and Synopsys’ suit challenging the PTO’s decision not to reexamine claims 1 and 28 was dismissed on November 15, 2017. The ex parte reexamination is ongoing.

On May 22, 2017, Synopsys petitioned for ex parte reexamination of certain claims of the ‘882 patent. On June 20, 2017, the PTO instituted reexamination on all of the challenged claims and on October 23, 2017 rejected the challenged claims of the ‘882 patent. The ex parte reexamination and the lawsuit are ongoing.

Further information regarding the accounting impact on Synopsys with respect to the patent litigation with Mentor is contained in Note 7 in the Notes to Consolidated Financial Statements under the heading "Legal Proceedings."

Other Proceedings

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of over $18 million (at current exchange rates). On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment, while continuing its challenge to the assessment in court. A hearing is scheduled for February 23, 2018.

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

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
2017
High	$62.68	$73.85	$76.69	$87.19
Low	$56.84	$62.62	$70.93	$75.65
2016
High	$52.52	$49.28	$54.91	$60.56
Low	$40.53	$40.96	$47.45	$54.13
As of December 11, 2017, we had 296 stockholders of record. To date, we have paid no cash dividends on our capital stock and have no current intention to do so.

Performance Graph
The following graph compares the five-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the NASDAQ Composite Index. The graph assumes that $100 was invested in Synopsys common stock on October 27, 2012 (the last trading day before the beginning of our fifth preceding fiscal year) and in each of the indexes on October 27, 2012 (the closest month end) and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*$100 invested on 10/27/12 in stock or index, including reinvestment of dividends.
The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.

Stock Repurchase Program
Our Board of Directors (Board) previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on June 15, 2017. The program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by our Chief Financial Officer or our Board. We repurchase shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2017, $400 million remained available for further repurchases under the program.
In September 2017, we entered into an accelerated share repurchase agreement (the September 2017 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the September 2017 ASR, we made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in November 2017. Total shares purchased under the September 2017 ASR were approximately 1.2 million shares, at an average purchase price of $83.80 per share.
In December 2017, we entered into two simultaneous accelerated share repurchase agreements (the December 2017 ASRs) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the December 2017 ASRs, we will make a prepayment of $200.0 million to receive initial share deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million is anticipated to be settled on or before May 16, 2018, upon completion of the repurchase. Under the terms of the December 2017 ASRs, the specific number of shares that we ultimately repurchase will be based on the volume-weighted average share price of our common stock during the repurchase period, less a discount.
The table below sets forth information regarding our repurchases of our common stock during the three months ended October 31, 2017:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
July 30, 2017 through September 2, 2017	—	$—	—	$500,000,000
Month #2
September 3, 2017 through September 30, 2017(2)	1,011,378	$79.10	1,011,378	$400,000,000
Month #3
October 1, 2017 through October 28, 2017	—	$—	—	$400,000,000
Total	1,011,378	$79.10	1,011,378	$400,000,000

(1)	Amounts are calculated based on the trade date.

(2)
The number of shares purchased and average purchase price paid per share does not include the 181,988 shares and $20.0 million equity forward contract, respectively, from the September 2017 ASR settled in November 2017.

See Note 9 of Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6. Selected Financial Data

	Fiscal Year Ended October 31,(1)
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenue	$2,724,880	$2,422,532	$2,242,211	$2,057,472	$1,962,214
Income before provisions for income taxes	383,098	329,548	281,610	272,142	275,666
Provision (benefit) for income taxes(2)	246,535	62,722	55,676	13,018	27,866
Net income	136,563	266,826	225,934	259,124	247,800
Net income per share:
Basic	0.91	1.76	1.46	1.67	1.62
Diluted	0.88	1.73	1.43	1.64	1.58
Working capital(3)	68,484	1,992	(109,546)	6,527	133,000
Total assets	5,396,414	5,240,365	5,045,739	4,775,499	4,358,935
Long-term debt	134,063	—	—	45,000	75,000
Stockholders’ equity	3,279,724	3,195,146	3,133,989	3,056,170	2,788,277

(1)
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2017, 2016, 2015, 2014, and 2013 were 52-week years ending on October 28, 2017, October 29, 2016, October 31, 2015, November 1, 2014, and November 2, 2013, respectively.

(2)
Includes $7.1 million, $16.5 million, $6.3 million, $19.6 million, and $1.1 million in net tax benefits from tax settlements received in fiscal years 2017, 2016, 2015, 2014, and 2013, respectively. Fiscal 2017 additionally includes a $166.2 million impact from our repatriation of foreign earnings. See Note 11 of Notes to Consolidated Financial Statements.

(3)
Includes reclassifications of deferred tax assets and liabilities for fiscal years 2013 through 2015 related to ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” See Note 11 of Notes to Consolidated Financial Statements.

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
Business Summary

Synopsys, Inc. provides software, intellectual property, and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their applications. We are a global leader in supplying the electronic design automation
(EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than design those circuits themselves. We provide software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, we provide technical services and support to help our customers develop advanced chips and electronic systems. We are also a leading provider of software tools and services that are used to improve the security and quality of software code in a wide variety of industries, including electronics, financial services, media, automotive, medicine, energy and industrials.

Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help these companies overcome the challenges of developing increasingly advanced electronics products while also helping them reduce their design and manufacturing costs. While our products are an important part of our customers’ development process, their research and development budget and spending decisions may be affected by their business outlook and willingness to invest in new and increasingly complex chip designs. In addition, a number of consolidations have taken place in the semiconductor industry over the past several years. While we do not believe customer consolidations have had a material impact on our results, the future impact of ongoing consolidation is uncertain. For a discussion of potential risks, please see the risk factor titled “Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results” in Part I, Item 1A, Risk Factors.

Despite global economic uncertainty, we have consistently grown our revenue since 2005. We achieved these results not only because of our solid execution, leading technologies and strong customer relationships, but also because of our time-based revenue business model. Under this model, a substantial majority of our customers pay over time and we typically recognize this revenue over the life of the contract, which averages approximately three years. Time-based revenue consists of time-based products, maintenance and service revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. Due to our business model, decreases as well as increases in customer spending do not immediately affect our revenues in a significant way.

Our growth strategy is based on building on our leadership in our EDA products, expanding and proliferating our IP offerings, and driving growth in the software security and quality market. As we continue to expand our product portfolio and our total addressable market, for instance in the software security and quality space, and as hardware product sales grow, we expect to experience increased variability in our total revenue, though we expect time-based revenue to continue to represent at least 90% of all revenue other than hardware revenue. Overall, our business outlook remains solid based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy. We believe that these factors will help us continue to execute our strategies successfully.
Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2017, 2016, and 2015 were 52-week years ending on October 28, 2017, October 29, 2016, and October 31, 2015, respectively. Fiscal 2018 will be a 53-week year.
For presentation purposes, this Form 10-K refers to the closest calendar month end.
Fiscal 2017 Financial Performance Summary
In fiscal 2017, compared to fiscal 2016, our financial performance reflects the following:

•
Revenues were $2.7 billion, an increase of $302.3 million or 12%, primarily driven by the overall growth in our business mainly due to higher TSL revenues, hardware sales, and professional services revenue.

•	Total cost of revenue and operating expenses were $2.4 billion, an increase of $272.2 million or 13%, primarily due to increases in headcount, including those from acquisitions.

•	Higher operating income of $347.6 million, an increase of $30.2 million or 10%.
During fiscal 2017, 88% of our revenue was time-based.
Effect of New Accounting Pronouncements Not Yet Adopted
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
Topic 606 will be effective for us beginning in fiscal 2019, including interim periods within that reporting period. The ASU permits two retrospective methods for adoption. We will adopt Topic 606 using the modified retrospective method under which the cumulative effect of initially applying the guidance is recognized at the date of initial application.
Under the modified retrospective transition method, we will evaluate each contract that is effective on the adoption date as if that contract had been accounted for under Topic 606 from contract inception. Some revenue that would have been recognized in future periods under Topic 605 will be recast under Topic 606 as if the revenue had been recognized in prior periods. As this transition method requires that we do not adjust historical reported revenue amounts, the revenue that would have been recognized under this method prior to the adoption date will be a cumulative catch up adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Because we expect that a slightly lower percentage of our revenue will be recognized over time under Topic 606, we expect to have a small percentage of our year-end backlog to be adjusted to retained earnings upon adoption.
We derive the majority of our total revenue from Technology Subscription License (TSL) contracts. We believe that the promised licenses of software (i.e., functional intellectual property) and the promise to provide substantive, timely, and technologically relevant updates and services in our TSL contracts reflect inputs to a combined item that represents a single overall promise to provide customer access to a suite of EDA software in an integrated solution that will evolve as our customers’ industries evolve through rapid technology changes. Accordingly, we have concluded that this single overall promise will be recognized as revenue over the term of the contract period. Accordingly, we expect that there will be not be a material change in the nature and timing of revenue recognition for our TSL contracts under Topic 606.
The timing of revenue recognition for our upfront products, maintenance and professional services is expected to remain substantially unchanged.
We continue to assess all potential impacts of Topic 606 on other multiple element software arrangements that combine many software-related deliverables. As the requirement to have VSOE for undelivered elements is not necessary to separate revenue from delivered software licenses, which is an essential criterion for separation under the current revenue standard, revenue would no longer be recognized over the arrangement period for certain of our term licenses and IP licenses. We are currently in the process of evaluating the impact of these changes on the remainder of our arrangements.
Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. This will require us to capitalize incremental costs such as commissions and other costs directly related to obtaining customer contracts and amortize those costs over the period the assets are expected to contribute future cash flows. As commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Under the existing rules, we expense commissions based on shipments.
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)," which supersedes the lease requirements in "Leases (Topic 840)." This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the Consolidated Statement of Financial Position. This ASU also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. This ASU will be effective for fiscal 2020, including interim periods within that reporting period, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU will be effective for fiscal 2019, including interim periods within that reporting period, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities." This ASU requires expanded hedge accounting for risk components and refining the measurement of hedge results to better reflect an entity's hedging strategies. This ASU also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. This ASU will be effective for fiscal 2020, including interim periods within that reporting period, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.
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
Revenue Recognition
We generate our revenue from the sale of products that include software licenses, maintenance and services, and to a lesser extent, hardware products. Software license revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual licenses and hardware products, and professional services fees. Hardware revenue consists of sales of Field Programmable Gate Array (FPGA)-based emulation and prototyping products.
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
With respect to software licenses, we primarily utilize two license types:

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
Our maintenance and service revenue consists of maintenance fees associated with perpetual licenses and hardware products, and professional services fees. We recognize revenue from maintenance arrangements ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognize revenue from professional services and training fees as such services are performed and accepted by the customers as needed. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the consolidated statements of operations.
Hardware revenue consists of sales of FPGA-based emulation and prototyping products. We recognize revenue from sales of hardware products in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these sales is reported as “upfront products revenue” in the consolidated statements of operations.
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
We infrequently enter into multiple-element arrangements that contain both software and non-software deliverables such as hardware. We have determined that the software and non-software deliverables in our contracts are separate units of accounting. We recognize revenue for the separate units of accounting when all revenue recognition criteria are met. Revenue allocated to hardware units of accounting is recognized upon shipment when all other revenue recognition criteria are met. Revenue allocated to software units of accounting is recognized depending on the software license type (TSL or perpetual license). Such arrangements have not had a material effect on our consolidated financial statements and are not expected to have a material effect in future periods.
We also enter into arrangements to deliver software products, either alone or together with other products or services, that require significant modification or customization of the software. We account for such arrangements using the percentage of completion method as we have the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. We measure the progress towards completion using the labor hours incurred to complete the project. Revenue attributable to these arrangements is reported as "maintenance and service revenue" in the consolidated statements of operations.
We determine the fair value of each element in multiple element software arrangements that only contain software and software-related deliverables based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE of fair value for each element to the price charged when such element is sold separately. We have analyzed all of the elements included in our multiple-element software arrangements and have determined that we have sufficient VSOE to allocate revenue to the maintenance components of our perpetual license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, we recognize license revenue from perpetual licenses upon delivery using the residual method, recognize revenue from maintenance ratably over the maintenance term, and recognize revenue from professional services as services are performed and accepted by the customer. With respect to TSL arrangements, due to the complexity of the tools, the complexity of the arrangement terms and intertwined services, the license, maintenance and other services are not separable and are considered as a combined unit. Additionally, we do not have sufficient VSOE of fair value to allocate the fee between these services. Therefore, we recognize revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met.
Revenue recognition involves certain judgment; specifically, in connection with each transaction involving our products, we must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectability of the full license or service fee is probable. All four of these criteria must be met in order for us to recognize revenue with respect to a particular arrangement. We apply these revenue recognition criteria as follows:

•	Persuasive Evidence of an Arrangement Exists. Prior to recognizing revenue on an arrangement, our customary policy is to have a written contract, signed by both the customer and by us, or a

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

•
The Fee Is Fixed or Determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms for perpetual licenses require 75% or more of the license fee and 100% of the maintenance fee to be paid within one year. If the arrangement includes these terms, we regard the fee as fixed or determinable, and recognize all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable. In the case of a TSL, because of the right to exchange products or receive unspecified future technology and because VSOE for maintenance services does not exist for a TSL, we recognize revenue ratably over the term of the license, but not in advance of when customers’ installments become due and payable.

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
Valuation of Intangible Assets
We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, contract rights intangibles, customer relationships, trademarks and trade names, covenants not to compete, capitalized software development, and in-process research and development. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We did not record any impairment charges on our intangible assets during fiscal 2017, 2016 or 2015.
Income Taxes
Our estimates and assumptions made in our tax provisions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved.
We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse, and for tax loss and credit carryovers. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. These assumptions require judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the net deferred tax assets of approximately $236.3 million, which are recorded on our balance sheet as of October 31, 2017 based on current tax law, will ultimately be realized. However, if we determine in the future that it is more likely than not we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset or a valuation allowance as a charge to earnings in the period such determination is made.
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

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average term of the TSLs and term licenses is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered into during the quarter. The weighted-average term of the TSLs and term licenses we entered into in fiscal 2017, 2016, and 2015 was 2.7 years, 3.0 years and 2.7 years, respectively.

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

software for, unspecified future technology. We recognize revenue from these term licenses in full upon shipment of the software and when all other revenue recognition criteria are met.
Our revenue in any period is equal to the sum of our time-based products, upfront products, and maintenance and services revenues for the period. We derive time-based products revenue largely from TSL orders received and delivered in prior quarters and to a smaller extent from contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront products revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the period. We derive maintenance revenue largely from maintenance orders received in prior periods since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue primarily from orders received in prior quarters, since we recognize revenue from professional services as those services are delivered and accepted or on percentage of completion for arrangements requiring significant modification of our software, and not when they are booked.
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
Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2017	2016	2015	2016 to 2017		2015 to 2016
(dollars in millions)
$2,724.9	$2,422.5	$2,242.2	$302.4	12%	$180.3	8%
The overall growth of our business, including contributions from acquisitions, has been the primary driver of the increase in our revenue. Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our revenue due to factors such as the timing of IP consulting projects, royalties, variability in hardware sales and due to certain contracts where revenue is recognized when customer installment payments are due. As revenue from hardware sales is recognized upfront, customer demand and timing requirements for such hardware may result in increased variability of our total revenue.
The increase in total revenue for fiscal 2017 compared to fiscal 2016 was primarily attributable to the overall growth in our business mainly due to higher TSL revenues, hardware sales, IP consulting projects and to a lesser extent due to revenue from acquired companies.
The increase in total revenue for fiscal 2016 compared to fiscal 2015 was primarily attributable to the overall growth of our business mainly due to higher TSL revenues and hardware sales.

Time-Based Products Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
	$2,021.8	$1,910.9	$1,792.2	$110.9	6%	$118.7	7%
Percentage of total revenue	74%	79%	80%
The increase in time-based products revenue for fiscal 2017 compared to fiscal 2016 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods.
The increase in time-based products revenue for fiscal 2016 compared to fiscal 2015 was primarily attributable to an increase in TSL license revenue due to the overall growth in our business, including arrangements booked in prior periods and, to a lesser extent, contributions from acquisitions.
Upfront Products Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
	$338.2	$248.1	$197.3	$90.1	36%	$50.8	26%
Percentage of total revenue	12%	10%	9%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for fiscal 2017 compared to fiscal 2016, and for fiscal 2016 compared to fiscal 2015, was primarily attributable to an increase in the sale of hardware products driven by timing of customer requirements.
As our sales of hardware products grow, upfront products revenue as a percentage of total revenue will likely fluctuate modestly. Such fluctuations will continue to be impacted by the timing of shipments due to customer requirements.
Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
Maintenance revenue	$84.1	$74.4	$70.1	$9.7	13%	$4.3	6%
Professional service and other revenue	280.8	189.1	182.6	$91.7	48%	$6.5	4%
Total	$364.9	$263.5	$252.7	$101.4	38%	$10.8	4%
Percentage of total revenue	14%	11%	11%

The increase in maintenance revenue for fiscal 2017 compared to fiscal 2016, and for fiscal 2016 compared to fiscal 2015, was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for fiscal 2017 compared to fiscal 2016 was primarily due to the increase in, and timing of, IP consulting projects that are accounted for using the percentage of completion method and contributions from acquisitions.
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

Cost of Revenue and Operating Expenses

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
Cost of revenue	$654.2	$543.0	$518.9	$111.2	20%	$24.1	5%
Operating expenses	1,723.1	1,562.2	1,456.8	$160.9	10%	$105.4	7%
Total	$2,377.3	$2,105.2	$1,975.7	$272.1	13%	$129.5	7%
Total expenses as a percentage of total revenue	87%	87%	88%
Our expenses are generally impacted by changes in personnel-related costs including salaries, benefits, stock-based compensation and variable compensation; changes in amortization; and changes in selling and marketing expenses. The increase in our expenses compared to prior fiscal years was primarily due to an increase in personnel-related costs, driven by increased headcount from our overall growth, including those from acquisitions, and related fixed charges including facilities, as well as higher product costs due to increased hardware sales. We allocate certain human resource programs, information technology and facility expenses among our functional income statement categories based on headcount within each functional area. Annually, or upon a significant change in headcount (such as a workforce reduction, realignment or acquisition) or other factors, management reviews the allocation methodology and expenses included in the allocation pool.
Foreign currency fluctuations, net of hedging, did not have a significant impact on expenses during fiscal 2017 as compared to fiscal 2016, or fiscal 2016 as compared to fiscal 2015. See Note 5 of Notes to Consolidated Financial Statements for details on our foreign exchange hedging programs.
Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
Cost of products revenue	$413.2	$346.9	$303.6	$66.3	19%	$43.3	14%
Cost of maintenance and service revenue	164.9	94.0	105.3	$70.9	75%	$(11.3)	(11)%
Amortization of intangible assets	76.1	102.1	110.0	$(26.0)	(25)%	$(7.9)	(7)%
Total	$654.2	$543.0	$518.9	$111.2	20%	$24.1	5%
Percentage of total revenue	24%	22%	23%
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
The increase in cost of revenue for fiscal 2017 compared to fiscal 2016 was primarily due to increases of $62.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions, $37.5 million in hardware product costs due to increases in, and timing of, shipments, $24.8 million in costs related to servicing IP consulting arrangements, and functionally allocated expenses that were higher by $8.6 million. The increases were partially offset by decreases of $26.0 million in amortization of intangible assets.
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
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
	$908.8	$856.7	$776.2	$52.1	6%	$80.5	10%
Percentage of total revenue	33%	35%	35%
The increase in research and development expense in fiscal 2017 compared to fiscal 2016 was primarily due to increases of $47.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
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
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
	$549.2	$502.4	$474.4	$46.8	9%	$28.0	6%
Percentage of total revenue	20%	21%	21%
The increase in sales and marketing expense for fiscal 2017 compared to fiscal 2016, and for fiscal 2016 compared to fiscal 2015, were primarily attributable to increases of $40.8 million and $26.7 million, respectively, in personnel costs as a result of higher headcount and higher variable compensation primarily based on timing of shipments.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
	$196.8	$166.0	$165.1	$30.8	19%	$0.9	1%
Percentage of total revenue	7%	7%	7%
The increase in general and administrative expenses for fiscal 2017 compared with fiscal 2016 was primarily due to increases of $38.0 million for accrued loss contingencies as a result of litigation, $18.8 million in personnel-related costs as a result of headcount increases and $5.5 million in facilities expenses, partially offset by a $30.4 million gain as a result of a legal settlement.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, covenants not to compete, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
Included in cost of revenue	$76.1	$102.1	$110.0	$(26.0)	(25)%	$(7.9)	(7)%
Included in operating expenses	31.6	27.5	26.0	$4.1	15%	$1.5	6%
Total	$107.7	$129.6	$136.0	$(21.9)	(17)%	$(6.4)	(5)%
Percentage of total revenue	4%	5%	6%
The decrease in amortization of intangible assets for fiscal 2017 compared to fiscal 2016, and for fiscal 2016 compared to fiscal 2015, was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets.
Restructuring Charges
During fiscal 2017, we recorded $36.6 million of restructuring charges for severance and benefits due to involuntary and voluntary employee termination actions. The restructuring actions were undertaken to position us for future growth, reallocate resources to priority areas and, to a lesser extent, eliminate operational redundancy. These charges consisted primarily of severance and retirement benefits. Payments under the 2017 restructuring plans are expected to be completed by the end of the second quarter of fiscal 2018.
During fiscal 2016, we recorded $9.6 million of restructuring charges for severance and benefits due to involuntary employee terminations. As of October 31, 2016, there was a $5.7 million outstanding balance remaining in accounts payable and accrued liabilities in the consolidated balance sheets. The remaining balance was paid in fiscal 2017.
During fiscal 2015, we recorded $15.1 million of restructuring charges pursuant to the fiscal 2015 restructuring program, which included a voluntary retirement program (VRP) and a minimal headcount reduction program. The fiscal 2015 restructuring program was completed as of October 31, 2015.
The following is a summary of our restructuring activities:

Fiscal Year	Balance at Beginning of Period	Costs Incurred (Reduced)	Cash Payments	Balance at End of Period
	(in millions)
2017	$5.7	$36.6	$(24.8)	$17.5
2016	$—	$9.6	$(3.9)	$5.7
2015	$—	$15.1	$(15.1)	$—
See Note 2 of Notes to Consolidated Financial Statements.
Other Income (Expense), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2017	2016	2015	2016 to 2017		2015 to 2016
	(dollars in millions)
Interest income	$7.2	$3.7	$2.8	$3.5	95%	$0.9	32%
Interest expense	(7.3)	(3.8)	(2.8)	(3.5)	92%	(1.0)	36%
Gain (loss) on assets related to executive deferred compensation plan	29.6	4.4	3.7	25.2	573%	0.7	19%
Foreign currency exchange gain (loss)	3.4	0.2	6.3	3.2	1,600%	(6.1)	(97)%
Other, net	2.6	7.7	5.1	(5.1)	(66)%	2.6	51%
Total	$35.5	$12.2	$15.1	$23.3	191%	$(2.9)	(19)%
The net increase in other income (expense) in fiscal 2017 as compared to fiscal 2016 was primarily due to higher gains in the market value of our executive deferred compensation plan assets.
The net decrease in other income (expense) in fiscal 2016 as compared to fiscal 2015 was primarily due to lower gains in foreign currency exchange as a result of the weakened U.S. dollar against the related foreign currencies, partially offset by increased income on foreign exchange hedging contracts that was recorded in Other, net.
Income Taxes
Our effective tax rate for fiscal 2017 was 64.4%, which included income tax expense of $166.2 million relating to a repatriation of foreign earnings of $825 million in anticipation of potential U.S. corporate tax reform, $30.5 million due to an increase in valuation allowance on state deferred tax assets, a settlement with the Korean National Tax Service for the audit of fiscal years 2012 to 2016 of $7.9 million, and tax expense related to the integration of acquired technologies of $36.4 million. These expenses were partially offset by excess tax benefits from stock-based compensation of $38.1 million, a U.S. federal research tax credit of $25.5 million, and a settlement with the Taiwanese tax authorities for fiscal 2014 of $10.9 million. Our effective tax rate for fiscal 2016 was 19.0%, which included tax benefits from a settlement with the Internal Revenue Service (IRS) of $20.7 million for fiscal 2015 and the permanent reinstatement of the U.S. federal research tax credit of approximately $37.1 million, partially offset by tax expense from the integration of acquired technologies of $37.5 million, the impact of undistributed foreign earnings of $9.6 million, and an increase in the valuation allowance on deferred tax assets of $14.0 million as a result of changes in the expected utilization of state tax credits. The reinstatement of the research tax credit resulted in an additional tax credit for ten months of fiscal 2015 and the full year of fiscal 2016, which was recorded in fiscal 2016. Our effective tax rate for fiscal 2015 was 19.8%, which included tax expense from the integration of acquired technologies of $33.0 million partially offset by tax benefits from the reinstatement of the U.S. federal research tax credit of approximately $12.4 million, a settlement with the IRS of $4.0 million for fiscal 2014, and a settlement with the Taiwanese tax authorities of $2.3 million (net tax benefit resulting from fiscal years 2012 and 2013). The reinstatement of the research tax credit resulted in an additional tax credit for ten months of fiscal 2014 as well as two months of fiscal 2015, which was recorded in fiscal 2015.
The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities. The income tax effect is generally recognized over five years. These intangible assets generally result from the acquisition of technology by a company-controlled entity as part of a business or asset acquisition.
The valuation allowance on state deferred tax assets increased in fiscal 2017 by $43.7 million primarily due to a change in the realizability of deferred tax assets related to the California research credit carryforwards. Most of the change relates to a significant increase in our share price in fiscal 2017, which resulted in a higher tax deduction that reduced the future California sourced taxable income and the amount of California research credits we expect to utilize. The remainder of the increase relates to an agreement that we reached with the California tax authorities in fiscal 2017, which resulted primarily in the recognition of unrecognized tax benefits offset by a corresponding increase in the valuation allowance of $13.2 million. For further discussion of the provision for income taxes, repatriation, and settlements, see Note 11 of Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
Our sources of cash, cash equivalents and short-term investments are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of October 31, 2017, we held an aggregate of $554.6 million in cash, cash equivalents and short-term investments in the United States and an aggregate of $493.8 million in our foreign subsidiaries. In fiscal 2017, we repatriated $825 million of undistributed foreign earnings in anticipation of U.S. corporate tax reform. Additional amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, would be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income and foreign withholding taxes on foreign earnings, except for foreign earnings that are considered indefinitely reinvested outside the U.S. However, in the event additional funds from foreign subsidiaries were needed to fund cash needs in the U.S. and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following sections discuss changes in our consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during fiscal 2017.
Cash, Cash Equivalents and Short-Term Investments

	Year Ended October 31,		$ Change	% Change
	2017	2016
	(dollars in millions)
Cash and cash equivalents	$1,048.4	$976.6	$71.8	7%
Short-term investments	$—	$140.7	$(140.7)	(100)%
Total	$1,048.4	$1,117.3	$(68.9)	(6)%
Cash, cash equivalents and short-term investments decreased primarily due to (1) stock repurchases under our accelerated stock repurchase agreements, (2) cash used for acquisitions and intangible assets, (3) purchases of property and equipment, (4) repayment of debt, net of proceeds, and (5) payments for taxes related to net share settlement of equity awards. Cash used was partially offset by cash generated from our operations and cash received from employee stock option exercises.

Cash Flows

	Year Ended October 31,			$ Change	$ Change
	2017	2016	2015	2016 to 2017	2015 to 2016
	(dollars in millions)
Cash provided by operating activities	$634.6	$586.6	$495.2	$48.0	$91.4
Cash used in investing activities	(189.3)	(142.7)	(559.6)	(46.6)	416.9
Cash used in financing activities	(373.1)	(306.9)	(62.1)	(66.2)	(244.8)
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
Fiscal 2017 compared to fiscal 2016 and fiscal 2016 compared to fiscal 2015. The increase in cash provided by operating activities was primarily driven by higher cash collections, partially offset by higher disbursements for operations, including vendors.
Cash Used in Investing Activities
Fiscal 2017 compared to fiscal 2016. The increase in cash used in investing activities was primarily driven by higher cash paid for acquisitions and intangible assets of $199.1 million, partially offset by higher proceeds from the sales and maturities of short-term investments of $139.3 million.
Fiscal 2016 compared to fiscal 2015. The decrease in cash used in investing activities was primarily driven by lower cash paid for acquisitions and intangible assets of $280.1 million, lower purchases of short-term investments of $70.2 million, higher proceeds from the sales and maturities of short-term investments of $47.2 million, and lower purchases of property and equipment of $20.1 million.
Cash Used in Financing Activities
Fiscal 2017 compared to fiscal 2016. The increase in cash used in financing activities was primarily due to higher debt repayments of $195.6 million, partially offset by higher proceeds from the drawdown of our senior unsecured revolving credit facility of $135.0 million.
Fiscal 2016 compared to fiscal 2015. The increase in cash used in financing activities was primarily due to lower proceeds from the drawdown of our senior unsecured revolving credit facility of $275.0 million and higher stock repurchase activities of $120.0 million, partially offset by lower debt repayments of $145.4 million.
Accounts Receivable, net

Year Ended October 31,
2017	2016	$ Change	% Change
(dollars in millions)
$451.1	$438.9	$12.2	3%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 59 days at October 31, 2017 and 63 days at October 31, 2016. The decrease in DSO is primarily due to the increase in revenue.

Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	Year Ended October 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Current assets	$1,682.6	$1,716.9	$(34.3)	(2)%
Current liabilities	1,614.1	1,714.9	$(100.8)	(6)%
Working capital	$68.5	$2.0	$66.5	3,325%
Working capital at the end of fiscal 2017 was higher than at the end of fiscal 2016 primarily due to (1) a decrease of $195.1 million in short-term debt, (2) an increase of $30.2 million in prepaid and other current assets, and (3) a decrease of $21.3 million in deferred revenue. These changes in working capital were partially offset by an increase of $98.4 million in accounts payable and accrued liabilities and a decrease of $69.0 million of cash, cash equivalents and short-term investments as we sold our available-for-sale investment portfolio during the fourth quarter of fiscal 2017.
Other
As of October 31, 2017, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
We proactively manage our cash equivalents balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash, and our cash equivalents, invested in banks and securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.
We believe that our current cash and cash equivalents, cash generated from operations, and available credit under our Revolver (defined below) will satisfy our routine business requirements for at least the next 12 months and the foreseeable future.
Other Commitments — Credit and Term Loan Facilities
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of October 31, 2017, we were in compliance with all financial covenants.
During the first quarter of fiscal 2017, we received funding of $150.0 million under the Term Loan. As of October 31, 2017, we had a $144.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $134.1 million is classified as long-term liabilities, and no outstanding balance under the Revolver. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
2018	10,313
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$144,375

As of October 31, 2016, we had no outstanding balance under the previous term loan from the 2015 Agreement and a $205.0 million outstanding balance under the previous revolver from the 2015 Agreement, all of which are considered short-term liabilities. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of October 31, 2017, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Subsequent to fiscal year 2017, we drew down $450.0 million under the Revolver and the total outstanding balance of the Revolver as of December 13, 2017 is $450.0 million.
Acquisition of Black Duck Software. On November 2, 2017, we entered into a definitive agreement pursuant to which we have agreed to acquire privately held Black Duck Software, a leader in automated solutions for securing and managing open source software. The acquisition was completed on December 11, 2017 and under the terms of the definitive agreement, we paid approximately $547 million, net of cash acquired, and assumed certain unvested equity of Black Duck employees. The transaction was funded by U.S. cash.
Contractual Obligations
The following table summarizes our contractual obligations as of October 31, 2017:

	Total	Fiscal 2018	Fiscal 2019/ Fiscal 2020	Fiscal 2021/ Fiscal 2022	Thereafter	Other
	(in thousands)
Lease Obligations:
Operating Leases(1)	354,329	56,879	90,944	59,235	147,271	—
Purchase Obligations(2)	172,583	107,327	65,256	—	—	—
Term Loan(3)	144,375	10,312	31,875	102,188	—	—
Other Long-Term Obligations(4)	3,450	863	1,725	862	—	—
Long term accrued income taxes(5)	33,239	—	—	—	—	33,239
Total	$707,976	$175,381	$189,800	$162,285	$147,271	$33,239

(1)	See Note 7 of Notes to Consolidated Financial Statements.

(2)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2017. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	This commitment relates to the principal on the Term Loan as discussed in Other Commitments above.

(4)	These other obligations include fees associated with our Revolver.

(5)
Long-term accrued income taxes represent uncertain tax benefits as of October 31, 2017. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2017 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Off-Balance Sheet Arrangements
As of October 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents, and outstanding debt. As of October 31, 2017, all of our cash, cash equivalents and debt were at short-term variable and fixed interest rates. While par value generally approximates fair value on variable instruments, rising interest rates over time would increase both our interest income and our interest expense. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. None of these investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.
The following table presents our cash equivalents and debt by fiscal year of expected maturity and average interest rates:
As of October 31, 2017

	Maturing in Year Ending October 31,
	2018	2019	2020	2021	2022	Total	Fair Value
	(in thousands)
Cash & Cash equivalent (variable rate)	$924,839	$—	$—			$924,839	$924,839
Average interest rate	0.78%	—%	—%
Term Loan	$10,313	$14,062	$17,813	$27,187	$75,000	$144,375	$144,375
Average interest rate	LIBOR + 1.125%	—%	—%
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
The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2017, the fair value of the contracts would decrease by approximately $10.4 million, and we would be required to pay approximately $10.4 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $10.4 million that would offset the loss and negative cash flow on the maturing forward contracts.
Net unrealized gain of approximately $4.4 million and loss of $19.9 million, net of tax, are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2017 and 2016, respectively.

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
The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2017:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$344,830	110.991
Indian Rupee	114,476	67.624
Euro	103,952	0.866
Chinese renminbi	89,521	6.921
Taiwanese dollar	84,394	30.155
Canadian dollar	46,180	1.294
Israeli shekel	34,903	3.515
Hungarian forint	33,337	262.165
British pound sterling	23,405	0.771
Korean won	22,007	1,115.929
Denmark kroner	20,985	6.329
Armenian dram	18,450	468.662
Singapore dollar	9,597	1.355
Swiss franc	9,102	0.939
	$955,139
Equity Risk. We have approximately $7.8 million and $9.8 million of non-marketable equity securities in privately held companies as of October 31, 2017 and 2016, respectively. These investments are accounted for under the cost or equity methods. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at carrying value. Investments are written down to the fair value if there are any events or changes in circumstances that indicate any other than temporary decline in the value. We recorded $1.3 million of other-than-temporary impairment during fiscal 2017 and did not recognize any impairment during fiscal 2016. None of our investments are held for speculation purposes.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Synopsys, Inc.:
We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and subsidiaries as of October 28, 2017 and October 29, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 28, 2017. We also have audited the internal control over financial reporting of Synopsys, Inc. as of October 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the internal control over financial reporting of Synopsys, Inc. based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synopsys, Inc. and subsidiaries as of October 28, 2017 and October 29, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended October 28, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP

Santa Clara, California
December 13, 2017

SYNOPSYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	October 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,048,356	$976,620
Short-term investments	—	140,695
Total cash, cash equivalents and short-term investments	1,048,356	1,117,315
Accounts receivable, net of allowances of $5,165 and $3,201, respectively	451,144	438,873
Income taxes receivable and prepaid taxes	48,257	56,091
Prepaid and other current assets	134,836	104,659
Total current assets	1,682,593	1,716,938
Property and equipment, net	266,014	257,035
Goodwill	2,706,974	2,518,245
Intangible assets, net	253,843	266,661
Long-term prepaid taxes	20,157	13,991
Deferred income taxes	243,989	281,926
Other long-term assets	222,844	185,569
Total assets	$5,396,414	$5,240,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$499,846	$401,451
Accrued income taxes	39,811	22,693
Deferred revenue	1,064,528	1,085,802
Short-term debt	9,924	205,000
Total current liabilities	1,614,109	1,714,946
Long-term accrued income taxes	33,239	39,562
Long-term deferred revenue	83,252	79,856
Long-term debt	134,063	—
Other long-term liabilities	252,027	210,855
Total liabilities	2,116,690	2,045,219
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 150,445 and 151,454 shares outstanding, respectively	1,505	1,515
Capital in excess of par value	1,622,429	1,644,675
Retained earnings	2,143,873	1,947,585
Treasury stock, at cost: 6,817 and 5,811 shares, respectively	(426,208)	(294,052)
Accumulated other comprehensive income (loss)	(65,979)	(104,577)
Total Synopsys stockholders’ equity	3,275,620	3,195,146
Non-controlling interest	4,104	—
Total stockholders’ equity	3,279,724	3,195,146
Total liabilities and stockholders’ equity	$5,396,414	$5,240,365
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2017	2016	2015
Revenue:
Time-based products	$2,021,812	$1,910,902	$1,792,212
Upfront products	338,204	248,137	197,325
Maintenance and service	364,864	263,493	252,674
Total revenue	2,724,880	2,422,532	2,242,211
Cost of revenue:
Products	413,203	346,825	303,633
Maintenance and service	164,872	94,019	105,242
Amortization of intangible assets	76,109	102,118	110,045
Total cost of revenue	654,184	542,962	518,920
Gross margin	2,070,696	1,879,570	1,723,291
Operating expenses:
Research and development	908,841	856,705	776,229
Sales and marketing	549,248	502,368	474,407
General and administrative	196,844	165,962	165,097
Amortization of intangible assets	31,614	27,507	26,004
Restructuring charges	36,586	9,633	15,088
Total operating expenses	1,723,133	1,562,175	1,456,825
Operating income	347,563	317,395	266,466
Other income (expense), net	35,535	12,153	15,144
Income (loss) before provision for income taxes	383,098	329,548	281,610
Provision (benefit) for income taxes	246,535	62,722	55,676
Net income	$136,563	$266,826	$225,934
Net income per share:
Basic	$0.91	$1.76	$1.46
Diluted	$0.88	$1.73	$1.43
Shares used in computing per share amounts:
Basic	150,457	152,017	154,957
Diluted	154,874	154,721	158,065

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2017	2016	2015
Net income	$136,563	$266,826	$225,934
Other comprehensive income (loss):
Change in foreign currency translation adjustment	14,293	5,808	(39,567)
Change in unrealized gains (losses) on investments, net of tax of $0, for fiscal years 2017, 2016 and 2015	(19)	47	(28)
Cash flow hedges:
Deferred gains (losses), net of tax of $(4,380), $4,372, and $7,107 for fiscal years 2017, 2016 and 2015, respectively	20,760	(25,767)	(18,614)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $(168), $(6,253), and $(6,212) for fiscal years 2017, 2016 and 2015, respectively	3,564	20,710	14,923
Other comprehensive income (loss), net of tax effects	38,598	798	(43,286)
Comprehensive income	$175,161	$267,624	$182,648

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Shares	Amount
Balance at October 31, 2014	155,965	$1,560	$1,614,603	$1,551,592	$(49,496)	$(62,089)	$3,056,170	$—	$3,056,170
Net income				225,934			225,934		225,934
Other comprehensive income (loss), net of tax effects						(43,286)	(43,286)		(43,286)
Purchases of treasury stock	(5,672)	(57)	57		(260,000)		(260,000)		(260,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	4,864	49	(74,845)	(51,799)	211,121		84,526		84,526
Stock-based compensation			86,400				86,400		86,400
Other			4,245				4,245		4,245
Balance at October 31, 2015	155,157	$1,552	$1,610,460	$1,725,727	$(98,375)	$(105,375)	$3,133,989	$—	$3,133,989
Net income				266,826			266,826		266,826
Other comprehensive income (loss), net of tax effects						798	798		798
Purchases of treasury stock	(8,506)	(85)	20,085		(420,000)		(400,000)		(400,000)
Common stock issued, net of shares withheld for employee taxes	4,803	48	(80,735)	(44,968)	224,323		98,668		98,668
Stock-based compensation			97,583				97,583		97,583
Other			(2,718)				(2,718)		(2,718)
Balance at October 31, 2016	151,454	$1,515	$1,644,675	$1,947,585	$(294,052)	$(104,577)	$3,195,146	$—	$3,195,146
Net income				136,563			136,563		136,563
Retained earnings adjustment due to adoption of an accounting standard related to stock-based compensation			382	106,107			106,489		106,489
Other comprehensive income (loss), net of tax effects						38,598	38,598		38,598
Purchases of treasury stock	(5,413)	(54)	54		(380,000)		(380,000)		(380,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	4,404	44	(110,976)	(46,382)	247,844		90,530		90,530
Stock-based compensation			108,294				108,294		108,294
Non-controlling interest in an equity investment							—	4,104	4,104
Balance at October 31, 2017	150,445	$1,505	$1,622,429	$2,143,873	$(426,208)	$(65,979)	$3,275,620	$4,104	$3,279,724

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2017	2016	2015
Cash flow from operating activities:
Net income	$136,563	$266,826	$225,934
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	189,442	207,032	211,821
Stock-based compensation	108,294	97,583	86,400
Allowance for doubtful accounts	2,149	950	1,300
(Gain) loss on sale of investments	8	(18)	(109)
Write-down of long-term investments	1,300	—	—
Deferred income taxes	123,052	(14,037)	36,883
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	2,296	(43,269)	(56,533)
Prepaid and other current assets	(28,955)	(37,641)	(23,106)
Other long-term assets	(40,236)	(3,770)	(16,259)
Accounts payable and accrued liabilities	137,631	18,977	27,568
Income taxes	19,665	7,098	(48,878)
Deferred revenue	(16,644)	86,904	50,139
Net cash provided by operating activities	634,565	586,635	495,160
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	295,633	156,350	109,173
Purchases of short-term investments	(155,098)	(168,712)	(238,902)
Proceeds from sales of long-term investments	839	1,785	—
Purchases of long-term investments	—	(1,002)	—
Purchases of property and equipment	(70,328)	(66,909)	(86,965)
Cash paid for acquisitions and intangible assets, net of cash acquired	(259,202)	(60,056)	(340,153)
Capitalization of software development costs	(3,226)	(4,131)	(3,682)
Other	2,100	—	900
Net cash used in investing activities	(189,282)	(142,675)	(559,629)
Cash flows from financing activities:
Proceeds from credit facility	320,000	185,000	460,000
Repayment of debt	(380,625)	(185,000)	(330,425)
Issuances of common stock	126,337	125,283	109,764
Payments for taxes related to net share settlement of equity awards	(36,730)	(26,562)	(24,860)
Purchase of equity forward contract	(20,000)	—	(20,000)
Purchases of treasury stock	(380,000)	(400,000)	(260,000)
Other	(2,102)	(5,658)	3,451
Net cash used in financing activities	(373,120)	(306,937)	(62,070)
Effect of exchange rate changes on cash and cash equivalents	(427)	3,409	(23,035)
Net change in cash and cash equivalents	71,736	140,432	(149,574)
Cash and cash equivalents, beginning of year	976,620	836,188	985,762
Cash and cash equivalents, end of year	$1,048,356	$976,620	$836,188
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the year:	$103,478	$69,447	$59,731
Interest payments during the year:	$7,095	$3,708	$2,710
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) provides software, intellectual property and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their applications. The Company is a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. The Company also offers semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than design those circuits themselves. The Company provides software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, the Company provides technical services and support to help its customers develop advanced chips and electronic systems. The Company is also a leading provider of software tools and services that improve the security and quality of software code in a wide variety of industries, including electronics, financial services, media, automotive, medicine, energy and industrials.
Note 2. Summary of Significant Accounting Policies
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2017, 2016, and 2015 were 52-week years ending on October 28, 2017, October 29, 2016, and October 31, 2015, respectively. For presentation purposes, the consolidated financial statements and accompanying notes refer to the closest calendar month end. Fiscal 2018 will be a 53-week year.
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
Accounts Receivable, Net. The balances consist of accounts receivable billed and unbilled. Unbilled accounts receivable represent amounts recorded as revenue which will be invoiced within one year of the balance sheet date. The following table represents the components of accounts receivable, net:

	October 31,
	2017	2016
	(in thousands)
Accounts receivable	$393,229	$394,314
Unbilled accounts receivable	63,080	47,760
Total accounts receivable	456,309	442,074
Less allowance for doubtful accounts	(5,165)	(3,201)
Total accounts receivable, net	$451,144	$438,873
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

Fiscal Year	Balance at Beginning of Period	Provisions	Write-offs(1)	Balance at End of Period
	(in thousands)
2017	$3,201	$2,149	$(185)	$5,165
2016	$2,561	$950	$(310)	$3,201
2015	$2,026	$1,300	$(765)	$2,561

(1)	Balances written off, net of recoveries.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation expenses were $82.8 million, $73.8 million and $71.1 million in fiscal 2017, 2016 and 2015, respectively. Repair and maintenance costs are expensed as incurred and such costs were $40.6 million, $38.8 million and $32.3 million in fiscal 2017, 2016 and 2015, respectively.
A summary of property and equipment, at cost less accumulated depreciation and amortization, as of October 31, 2017 and 2016 is as follows:

	October 31,
	2017	2016
	(in thousands)
Computer and other equipment	$540,257	$486,109
Buildings	68,877	68,194
Furniture and fixtures	54,882	51,589
Land	20,414	20,414
Leasehold improvements	153,619	136,773
	838,049	763,079
Less accumulated depreciation and amortization(1)	(572,035)	(506,044)
Total	$266,014	$257,035

(1)	Accumulated depreciation and amortization includes write-offs due to retirement of fully amortized fixed assets.
The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3-5
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	5
Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment annually as of October 31 or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During fiscal 2017, 2016 and 2015, there were no indicators of impairment to goodwill.
Intangible Assets. Intangible assets consist of acquired technology, certain contract rights, customer relationships, trademarks and trade names, covenants not to compete, capitalized software, and in-process research and development. These intangible assets are acquired through business combinations, direct purchases, or internally developed capitalized software. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from one to ten years.
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such asset group will be recovered through the undiscounted future cash flow. If the undiscounted future cash flow is less than the carrying amount of the asset group, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the asset group. The Company had no impairments of any long-lived assets in fiscal 2017, 2016 or 2015.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Restructuring Charges. During fiscal 2017, the Company recorded $36.6 million of restructuring charges for severance and benefits due to involuntary and voluntary employee termination actions. The restructuring actions were undertaken to position the Company for future growth, reallocate resources to priority areas, and to a lesser extent, eliminate operational redundancy. These charges consist primarily of severance and retirement benefits. As of October 31, 2017, there was a $17.5 million outstanding balance remaining in accounts payable and accrued liabilities as payroll and related benefits in the consolidated balance sheets. Payments under the 2017 restructuring plans are expected to be completed by the end of the second quarter of fiscal 2018.
During fiscal 2016, the Company recorded $9.6 million of restructuring charges for severance and benefits due to involuntary employee terminations, of which $3.9 million was paid in fiscal 2016. As of October 31, 2016, there was a $5.7 million outstanding balance remaining in accounts payable and accrued liabilities as payroll and related benefits in the consolidated balance sheets. The remaining balance was paid in fiscal 2017.
Accounts Payable and Accrued Liabilities. The balance consists of:

	October 31,
	2017	2016
	(in thousands)
Payroll and related benefits	$382,773	$321,430
Other accrued liabilities	97,119	66,276
Accounts payable	19,954	13,745
Total	$499,846	$401,451
Other Long-term Liabilities. The balance consists of:

	October 31,
	2017	2016
	(in thousands)
Deferred compensation liability (See Note 10)	$197,542	$163,185
Other long-term liabilities	54,485	47,670
Total	$252,027	$210,855
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
Revenue Recognition. The Company generates revenue from the sale of products that include software licenses, maintenance and services and to a lesser extent, hardware products. Software license revenue consists of fees associated with the licensing of the Company's software. Maintenance and service revenue consists of maintenance fees associated with perpetual licenses and professional services fees. Hardware revenue consists of sales of Field Programmable Gate Array (FPGA)-based emulation and prototyping products.
Most of the Company's customer arrangements are complex, involving hundreds of products and various license rights, bundled with post-contract customer support and additional meaningful rights that provide a complete end-to-end solution to the customer. Throughout the contract, the Company's customers are typically using a myriad of products to complete each phase of a chip design and are concurrently working on multiple chip designs, or projects, in different phases of the design. During this time, the customer looks to the Company to release state-of-the-art technology to address requested enhancements to the Company's tools to meet customer specifications, to provide support at each stage of the customer’s design, including the final manufacturing of the chip (the tape out stage), and other important services.
With respect to software licenses, the Company utilizes primarily two license types:

•
Technology Subscription Licenses (TSLs). TSLs are time-based licenses for a finite term, and generally provide the customer limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. The majority of the Company's arrangements are TSLs due to the nature of the business and customer requirements. In addition to the licenses, the

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

For the two software license types, the Company recognizes revenue as follows:

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

The Company's maintenance and service revenue primarily consists of maintenance fees associated with perpetual licenses and hardware products, and professional services fees. The Company recognizes revenue from maintenance arrangements ratably over the maintenance period to the extent cash has been received or fees become due and payable, and recognizes revenue from professional services and training fees as such services are performed and accepted by the customers as needed. Revenue attributable to maintenance, professional services and training is reported as “maintenance and service revenue” in the consolidated statements of operations.
Hardware revenue consists of sales of FPGA-based emulation and prototyping products. The Company recognizes revenue from sales of hardware products in full upon shipment if all other revenue recognition criteria are met. Revenue attributable to these sales is reported as “upfront products revenue” in the consolidated statements of operations.
Infrequently, the Company enters into certain license arrangements wherein licenses are provided for a finite term without any other services or rights, including rights to receive, or to exchange licensed software for, unspecified future technology. The Company recognizes revenue from these term licenses in full upon shipment of the software and when all other revenue recognition criteria are met.
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
The Company infrequently enters into multiple-element arrangements that contain both software and non-software deliverables such as hardware. The Company has determined that the software and non-software deliverables in the Company’s contracts are separate units of accounting. The Company recognizes revenue for the separate units of accounting when all revenue recognition criteria are met. Revenue allocated to hardware units of accounting is recognized upon shipment when all other revenue recognition criteria are met. Revenue allocated to software units of accounting is recognized depending on the software license type (TSL or perpetual license). Such arrangements have not had a material effect on the Company’s consolidated financial statements and are not expected to have a material effect in future periods.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

 The Company also enters into arrangements to deliver software products, either alone or together with other products or services, that require significant modification or customization of the software. The Company accounts for such arrangements using the percentage of completion method as the Company has the ability to make reasonably dependable estimates that relate to the extent of progress toward completion, contract revenues and costs. The Company measures the progress towards completion using the labor hours incurred to complete the project. Revenue attributable to these arrangements is reported as “maintenance and service revenue” in the consolidated statements of operations.
The Company determines the fair value of each element in multiple element software arrangements that only contain software and software-related deliverables based on vendor-specific objective evidence (VSOE). The Company limits assessment of VSOE of fair value for each element to the price charged when such element is sold separately. The Company has analyzed all of the elements included in multiple-element software arrangements and has determined that the Company has sufficient VSOE to allocate revenue to the maintenance components of the Company’s perpetual license products and to professional services. Accordingly, assuming all other revenue recognition criteria are met, the Company recognizes license revenue from perpetual licenses upon delivery using the residual method, recognizes revenue from maintenance ratably over the maintenance term, and recognizes revenue from professional services as services are performed and accepted by the customer. With respect to TSL arrangements, due to the complexity of the tools, the complexity of the arrangement terms and intertwined services, the license, maintenance and other services are not separable and are considered as a combined unit. Additionally, the Company does not have sufficient VSOE of fair value to allocate the fee between these services. Therefore, the Company recognizes revenue from TSLs ratably over the term of the license, assuming all other revenue recognition criteria are met.
Revenue recognition involves certain judgments, specifically, in connection with each transaction involving the Company’s products, the Company must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectability is probable. All four of these criteria must be met in order for the Company to recognize revenue with respect to a particular arrangement. The Company applies these revenue recognition criteria as follows:

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

•
The Fee is Fixed or Determinable. The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. The Company’s standard payment terms for perpetual licenses require 75% or more of the license fee and 100% of the maintenance fee to be paid within one year. If the arrangement includes these terms, the Company regards the fee as fixed or determinable, and recognizes all license revenue under the arrangement in full upon delivery (assuming all other revenue recognition criteria are met). If the arrangement does not include these terms, the Company does not consider the fee to be fixed or determinable and generally recognizes revenue when customer installments are due and payable. In the case of a TSL, because of the right to exchange products or receive unspecified future technology and because VSOE for maintenance services does not exist for a TSL, the Company recognizes revenue ratably over the term of the license, but not in advance of when customers’ installments become due and payable.

•
Collectability is Probable. The Company judges collectability of the arrangement fees on a customer-by-customer basis pursuant to its credit review policy. The Company typically sells to customers with

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
 The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Numerator:
Net income	$136,563	$266,826	$225,934
Denominator:
Weighted average common shares for basic net income per share	150,457	152,017	154,957
Dilutive effect of common share equivalents from equity-based compensation	4,417	2,704	3,108
Weighted average common shares for diluted net income per share	154,874	154,721	158,065
Net income per share:
Basic	$0.91	$1.76	$1.46
Diluted	$0.88	$1.73	$1.43
Anti-dilutive employee stock-based awards excluded(1)	345	1,971	1,363

(1)
These stock options and unvested restricted stock units were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

Note 3. Business Combinations
Fiscal 2017 Acquisitions
During fiscal 2017, the Company completed acquisitions with an aggregated total purchase consideration of $259.7 million, net of cash acquired. The Company assumed unvested stock options with a fair value of $4.4 million using the Black-Scholes option-pricing model and will expense the options over their remaining service periods on a straight-line basis. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s consolidated financial statements. The preliminary purchase price allocations resulted in $178.5 million of goodwill, of which $11.9 million is deductible for tax purposes, and $95.7 million of acquired identifiable intangible assets valued using the income or cost method. The intangible assets are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs for these acquisitions totaling $6.5 million were expensed as incurred in the consolidated statement of operations. The Company funded the acquisitions with existing cash and debt.
The preliminary fair value estimates for the assets acquired and liabilities assumed for the acquisitions during the fourth quarter of fiscal 2017 are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates relate to certain tangible assets and liabilities, identifiable intangible assets, and income taxes. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to the provisional amounts recorded as assets or liabilities during the measurement period may result in an adjustment to goodwill.
Note 4. Goodwill and Intangible Assets
Goodwill:

(in thousands)
Balance at October 31, 2015	$2,471,241
Additions	39,172
Adjustments	435
Effect of foreign currency translation	7,397
Balance at October 31, 2016	$2,518,245
Additions	178,545
Effect of foreign currency translation	10,184
Balance at October 31, 2017(1)	$2,706,974

(1)	There is no impairment of goodwill for periods presented.
Intangible assets as of October 31, 2017 consist of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$647,975	$526,796	$121,179
Customer relationships	278,811	166,886	111,925
Contract rights intangible	174,615	172,178	2,437
Trademarks and trade names	25,329	17,401	7,928
In-process research and development (IPR&D)(2)	6,600	—	6,600
Capitalized software development costs	32,868	29,094	3,774
Total	$1,166,198	$912,355	$253,843

(2)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

 Intangible assets as of October 31, 2016 consist of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$610,812	$460,722	$150,090
Customer relationships	235,997	139,932	96,065
Contract rights intangible	171,248	162,183	9,065
Trademarks and trade names	20,729	13,821	6,908
Capitalized software development costs	29,642	25,109	4,533
Total	$1,068,428	$801,767	$266,661

Amortization expense related to intangible assets consisted of the following:

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Core/developed technology	$65,916	$85,331	$76,674
Customer relationships	27,340	24,594	23,104
Contract rights intangible	10,886	16,543	33,350
Trademarks and trade names	3,580	3,156	2,900
Capitalized software development costs(3)	3,986	3,697	3,653
Total	$111,708	$133,321	$139,681

(3)	Amortization of capitalized software development costs is included in cost of products revenue in the consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2018	$88,907
2019	62,940
2020	44,938
2021	26,708
2022	16,648
2023 and thereafter	7,102
IPR&D(4)	6,600
Total	$253,843

(4)	IPR&D assets are amortized over their useful lives upon completion or are written off upon abandonment.

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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

During the fourth quarter of fiscal 2017, the Company sold its investments in available-for-sale securities. As of October 31, 2017, the balances of our cash equivalents and non-marketable equity securities investments are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$560,594	$—	$—	$—	$560,594
Total:	$560,594	$—	$—	$—	$560,594

Other long-term assets:
Non-marketable equity securities	$7,826	$—	$—	$—	$7,826
Total:	$7,826	$—	$—	$—	$7,826

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and investments.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of October 31, 2016, the balances of our cash equivalents and non-marketable equity securities investments are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$499,274	$—	$—	$—	$499,274
Commercial paper	1,498	—	—	—	$1,498
Certificates of deposit	4,200	—	—	—	$4,200
Total:	504,972	—	—	—	504,972
Short-term investments:
U.S. government agency securities	13,607	4	(8)	—	13,603
Certificates of deposit	12,849	—	—	—	12,849
Commercial paper	25,430	1	—	—	25,431
Corporate debt securities	58,753	43	(18)	—	58,778
Asset-backed securities	22,146	12	(12)	—	22,146
Non-U.S. government agency securities	3,403	—	(3)	—	3,400
Other	4,488	—	—	—	4,488
Total:	140,676	60	(41)	—	140,695

Other long-term assets:
Non-marketable equity securities	9,756	—	—	—	9,756
Total:	9,756	—	—	—	9,756

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents and investments.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
The effects of the changes in the fair values of non-designated forward contracts for fiscal years 2017, 2016 and 2015 are summarized as follows:

	October 31,
	2017	2016	2015
	(in thousands)
Gain (loss) recorded in other income (expense), net	$1,359	$(4,533)	$(5,554)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of October 31, 2017	As of October 31, 2016
	(in thousands)
Total gross notional amount	$955,139	$758,246
Net fair value	$14,052	$(15,358)
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of October 31, 2017
Other current assets	$16,582	$15
Accrued liabilities	$2,485	$59
As of October 31, 2016
Other current assets	$4,625	$27
Accrued liabilities	$19,910	$101
The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Fiscal year ended October 31, 2017
Foreign exchange contracts	Revenue	$7,582	Revenue	$(2,759)
Foreign exchange contracts	Operating expenses	13,346	Operating expenses	(805)
Total		$20,928		$(3,564)
Fiscal year ended October 31, 2016
Foreign exchange contracts	Revenue	$(14,580)	Revenue	$(8,585)
Foreign exchange contracts	Operating expenses	(11,259)	Operating expenses	(12,125)
Total		$(25,839)		$(20,710)
Fiscal year ended October 31, 2015
Foreign exchange contracts	Revenue	$3,982	Revenue	$9,270
Foreign exchange contracts	Operating expenses	(22,605)	Operating expenses	(24,193)
Total		$(18,623)		$(14,923)
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense) income, net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Fiscal year ended October 31, 2017	$311	$3,018
Fiscal year ended October 31, 2016	$1,468	$6,058
Fiscal year ended October 31, 2015	$878	$3,704

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Commitments - Credit and Term Loan Facilities
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of October 31, 2017, the Company was in compliance with all financial covenants.
During the first quarter of fiscal 2017, the Company received funding of $150.0 million under the Term Loan. As of October 31, 2017, the Company had a $144.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $134.1 million is classified as long-term liabilities, and no outstanding balance under the Revolver. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
2018	10,313
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$144,375
As of October 31, 2016, the Company had no outstanding balance under the previous term loan from the 2015 Agreement and a $205.0 million outstanding balance under the previous revolver from the 2015 Agreement, all of which are considered short-term liabilities. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of October 31, 2017, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
Subsequent to fiscal year 2017, the Company drew down $450.0 million under the Revolver and the total outstanding balance of the Revolver as of December 13, 2017 is $450.0 million.
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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2017:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$560,594	$560,594	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	16,596	—	16,596	—
Other long-term assets:
Deferred compensation plan assets	197,542	197,542	—	—
Total assets	$774,732	$758,136	$16,596	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,544	$—	$2,544	$—
Other long-term liabilities:
Deferred compensation plan liabilities	197,542	197,542	—	—
Total liabilities	$200,086	$197,542	$2,544	$—

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2016:

Description	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$499,274	$499,274	$—	$—
Commercial paper	1,498	—	1,498	—
Certificates of deposit	4,200	—	4,200	—
Short-term investments:
U.S. government agency securities	13,603	—	13,603	—
Certificates of deposit	12,849	—	12,849	—
Commercial paper	25,431	—	25,431	—
Corporate debt securities	58,778	—	58,778	—
Asset-backed securities	22,146	—	22,146	—
Non-U.S. government agency securities	3,400	—	3,400	—
Other	4,488	4,488	—	—
Prepaid and other current assets:
Foreign currency derivative contracts	4,652	—	4,652	—
Other long-term assets:
Deferred compensation plan assets	163,185	163,185	—	—
Total assets	$813,504	$666,947	$146,557	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$20,010	$—	$20,010	$—
Other long-term liabilities:
Deferred compensation plan liabilities	163,185	163,185	—	—
Total liabilities	$183,195	$163,185	$20,010	$—
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
The Company recorded $1.3 million of other-than-temporary impairment during fiscal 2017 and did not recognize any impairment during fiscal 2016 and 2015.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table presents the non-marketable equity securities that were measured and recorded at fair value within other long-term assets on a non-recurring basis and the loss recorded in other income (expense), net:

	Balance as of October 31, 2017	Significant Unobservable Inputs (Level 3)	Total (losses) for Fiscal 2017
	(in thousands)
Non-marketable equity securities	$—	$—	$(1,300)
Note 7. Commitments and Contingencies
Lease Commitments
The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The lease agreements generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expenses were $68.1 million, $63.9 million and $67.6 million in fiscal 2017, 2016 and 2015, respectively. The Company charges operating lease payments to expense using the straight-line method. The Company subleases portions of its facilities and records sublease payments as a reduction of rent expense.
The Company's principal offices are located in two office buildings in Mountain View, California. The buildings together provide approximately 341,000 square feet. This space is leased through August 2030, and the Company has two options to extend the lease term, the first to extend the term by ten years, followed by a second option to extend by approximately nine additional years.
As of October 31, 2017, anticipated future minimum lease payments on all non-cancellable operating leases with a term in excess of one year, net of sublease income are as follows:

	Minimum Lease Payments	Sublease Income	Net
	(in thousands)
Fiscal Year
2018	$56,879	$2,977	$53,902
2019	51,350	3,208	48,142
2020	39,594	3,050	36,544
2021	31,797	2,184	29,613
2022	27,438	1,681	25,757
Thereafter	147,271	566	146,705
Total	$354,329	$13,666	$340,663
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Background
As mentioned above, at the time of the acquisition, the EVE Parties had been defendants in three patent infringement lawsuits filed by Mentor. Mentor filed suit against the EVE Parties in federal district court in the District of Oregon on August 16, 2010 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,876,962. Mentor filed an additional suit in federal district court in the District of Oregon on August 17, 2012 alleging that EVE’s ZeBu products infringed Mentor’s United States Patent No. 6,947,882. Both cases sought damages and a permanent injunction. Mentor also filed a patent infringement lawsuit against Nihon EVE K.K. in Tokyo District Court in 2010 alleging that certain ZeBu products infringe Mentor’s Japanese Patent No. P3,588,324. The litigation matter in Japan no longer exists, as the Japan IP High Court affirmed the Tokyo District Court ruling that such products did not infringe Mentor's patent.
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
The Oregon Action went to trial on the remaining Mentor patent, and a jury reached a verdict on October 10, 2014 finding that certain features of the ZeBu products infringed the ‘376 patent and assessing damages of approximately $36 million. On March 12, 2015, the court entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. The Company released a new version of ZeBu software that does not include such features. The Company accrued an immaterial amount as a loss contingency in the year ended October 31, 2015. Both parties appealed from the court’s judgment following the jury verdict.
The Federal Circuit heard the parties’ respective appeals and issued a decision on March 16, 2017. The panel affirmed the jury verdict and damages award on Mentor’s ‘376 patent and reversed the district court’s dismissal of Mentor’s ‘176, ‘531 and ‘882 patents and the Company’s ‘109 patent. Due to the affirmation of the verdict by the Federal Circuit, the Company accrued an aggregate amount of $39.0 million as a loss contingency, which is the amount estimated to be the probable loss. The associated charge has been recorded in general and administrative expenses in the income statements for the year ended October 31, 2017.
Proceedings on these patents are resuming in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On September 1, 2017, the Federal Circuit denied the Company's petition for rehearing. On November 30, 2017, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Federal Circuit’s ruling.
The California Action
On December 21, 2012, the Company filed an action for patent infringement against Mentor in federal district court in the Northern District of California, alleging that Mentor’s Veloce products infringe the Company’s United States Patents Nos. 5,748,488, 5,530,841, 5,680,318 and 6,836,420 (the California Action). This case sought damages and a permanent injunction. The court stayed the action as to the ‘420 patent pending the U.S. Patent and Trademark Office's inter partes review of that patent and appeals from that proceeding. On January 20, 2015, the court granted Mentor's motion for summary judgment on the ‘488, ‘841, and ‘318 patents, finding that such patents were invalid. The Company appealed the court's ruling and on October 17, 2016, the Federal Circuit affirmed the district court’s decision. The Company sought review of the Federal Circuit’s ruling in the U.S. Supreme Court, and on October 2, 2017, the U.S. Supreme Court denied the Company's petition.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
On September 30, 2016, the Company filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. The Company thereafter filed a renewed request for ex parte reexamination of only claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, the Company also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of claims 1 and 28. On July 28, 2017, cross-motions for summary judgment were argued, and the Company’s suit challenging the PTO’s decision not to reexamine claims 1 and 28 was dismissed on November 15, 2017. The ex parte reexamination is ongoing.
On May 22, 2017, the Company petitioned for ex parte reexamination of certain claims of the ‘882 patent.  On June 20, 2017, the PTO instituted reexamination on all of the challenged claims and on October 23, 2017 rejected the challenged claims of the ‘882 patent.  The ex parte reexamination and the lawsuit are ongoing.
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

In addition to the foregoing, the Company is, from time to time, party to various other claims and legal proceedings in the ordinary course of our business, including with tax and other governmental authorities. For a description of certain of these other matters, refer to Note 11. Income Taxes.
Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Year Ended October 31,
	2017	2016
	(in thousands)
Cumulative currency translation adjustments	$(70,407)	$(84,700)
Unrealized gain (loss) on derivative instruments, net of taxes	4,428	(19,896)
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	19
Total accumulated other comprehensive income (loss)	$(65,979)	$(104,577)

The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(2,759)	$(8,585)	$9,270
Operating expenses	(805)	(12,125)	(24,193)
Gain (loss) on available-for-sale securities
Other income (expense)	(8)	18	41
Total reclassifications into net income	$(3,572)	$(20,692)	$(14,882)
Amounts reclassified in fiscal 2017, 2016 and 2015 primarily consisted of gains (losses) from the Company’s cash flow hedging activities. See Note 5. Financial Assets and Liabilities.
Note 9. Stock Repurchase Program
The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on June 15, 2017. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2017, $400 million remained available for further repurchases under the program.
In December 2016, the Company entered into an accelerated share repurchase agreement (December 2016 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the December 2016 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in February 2017. Total shares purchased under the December 2016 ASR were approximately 1.7 million shares, at an average purchase price of $60.53 per share.
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
In September 2017, the Company entered into an accelerated share repurchase agreement (the September 2017 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the September 2017 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in November 2017. Total shares purchased under the September 2017 ASR were approximately 1.2 million shares, at an average purchase price of $83.80 per share.
The following table summarizes stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes:

	Year Ended October 31,
	2017	2016	2015
	(in thousands, except per share price)
Shares repurchased(1)	5,413	8,506	5,672
Average purchase price per share(1)	$70.21	$49.37	$45.84
Aggregate purchase price(1)	$380,000	$420,000	$260,000
Reissuance of treasury stock	4,404	4,803	4,864

(1)	Does not include the 181,988 shares and $20.0 million equity forward contract, respectively, from the September 2017 ASR settled in November 2017.
In December 2017, the Company entered into two simultaneous accelerated share repurchase agreements (the December 2017 ASRs) to repurchase an aggregate of $200.0 million of the Company's common stock. Pursuant to the December 2017 ASRs, the Company made a prepayment of $200.0 million to receive initial share deliveries of shares valued at $160.0 million. The remaining balance of $40.0 million is anticipated to be settled on or before May 16, 2018, upon completion of the repurchase. Under the terms of the December 2017 ASRs, the specific number of shares that the Company ultimately repurchases will be based on the volume-weighted average share price of our common stock during the repurchase period, less a discount.

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
On March 29, 2016, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 5.0 million shares. During fiscal 2017, 2016 and 2015, the Company issued 1.6 million, 1.6 million, and 1.7 million shares, respectively, under the ESPP at average per share prices of $40.85, $37.77 and $31.55, respectively. As of October 31, 2017, 7.1 million shares of common stock were reserved for future issuance under the ESPP.
Equity Compensation Plans
2006 Employee Equity Incentive Plan. On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan. Options granted under this plan have a contractual term of seven years and generally vest over four years. On April 6, 2017, the Company's stockholders approved an amendment to increase the number of shares of common stock reserved for future issuance under the 2006 Employee Plan by 5.0 million shares. As of October 31, 2017, an aggregate of 6.1 million stock options and 3.8 million restricted stock units were outstanding, and 12.6 million shares were available for future issuance under the 2006 Employee Plan.
2005 and 2017 Non-Employee Directors Equity Incentive Plans. On April 6, 2017, the Company’s stockholders approved the 2017 Non-Employee Directors Equity Incentive Plan (2017 Directors Plan). In connection with stockholder approval of the 2017 Directors Plan, the 2005 Non-Employee Directors Equity Incentive Plan (2005 Directors Plan) was terminated as of April 6, 2017, and no awards can be granted under the 2005 Directors Plan after that date.
Under the 2005 Directors Plan, the Company granted options to purchase 188,709 shares of common stock, which vest over a period of three to four years, with an aggregate grant date fair value of $6.7 million, to non-employee directors during fiscal 2007, fiscal 2011, fiscal 2015, and fiscal 2017. As of October 31, 2017, 18,354 shares of restricted stock were unvested and 107,207 stock options were outstanding under the 2005 Directors Plan.
The 2017 Directors Plan provides for equity awards to non-employee directors in the form of stock options, restricted stock units, restricted stock or a combination thereof. The Company’s stockholders have approved an aggregate of 0.45 million shares of common stock reserved under the 2017 Directors Plan.

As of October 31, 2017, the Company has issued an aggregate of 19,624 shares of restricted stock awards with an aggregate grant date fair value of approximately $1.4 million under the 2017 Directors Plan. Restricted stock awards vest over a period of three years. As of October 31, 2017, 19,624 shares of restricted stock were unvested and no stock options were outstanding, and a total of 430,376 shares of common stock were reserved for future grant under the 2017 Directors Plan.
Other Assumed Stock Plans through Acquisitions. In connection with the Company’s acquisitions in fiscal 2008, fiscal 2010, fiscal 2012, fiscal 2014, fiscal 2015, and fiscal 2017, the Company assumed certain outstanding stock awards of acquired companies. If these assumed equity awards are canceled, forfeited or expire unexercised, the underlying shares do not become available for future grant. As of October 31, 2017, 0.4 million shares of the Company’s common stock remained subject to such outstanding assumed equity awards.
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
The following table contains information concerning activities related to restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2014	3,947	$35.29	1.53
Granted	1,707	$48.13
Vested(1)	(1,522)	$33.05		$73,677
Forfeited	(204)	$37.68
Balance at October 31, 2015	3,928	$41.61	1.54
Granted	1,765	$49.59
Vested(1)	(1,547)	$38.33		$79,558
Forfeited	(111)	$43.12
Balance at October 31, 2016	4,035	$46.37	1.56
Granted	1,584	$70.49
Vested(1)	(1,536)	$43.53		$110,103
Forfeited	(240)	$49.36
Balance at October 31, 2017	3,843	$57.26	1.54

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

The following table contains additional information concerning activities related to stock options and restricted stock units under all equity plans, other than shares available for grant under the 2017 Directors Plan:

	Available for Grant(3)	Options(2)
		Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2014	12,155	7,750	$29.81	4.66	$86,537
Options granted	(1,908)	1,942	$45.14
Options assumed(2)		133	$38.97
Options exercised		(2,125)	$26.06
Options canceled/forfeited/expired	230	(411)	$33.51
Restricted stock units granted(1)	(2,707)
Restricted stock units forfeited(1)	313
Additional shares reserved	3,800
Balance at October 31, 2015	11,883	7,289	$34.94	4.67	$109,627
Options granted	(1,685)	1,685	$47.39
Options exercised		(2,154)	$30.06
Options canceled/forfeited/expired	33	(65)	$35.31
Restricted stock units granted(1)	(2,967)
Restricted stock units forfeited(1)	180
Additional shares reserved	3,800
Balance at October 31, 2016	11,244	6,755	$39.59	4.65	$126,850
Options granted	(1,505)	1,536	$68.18
Options assumed(2)		154	$34.52
Options exercised		(1,770)	$34.56
Options canceled/forfeited/expired	129	(145)	$47.17
Restricted stock units granted(1)	(2,694)
Restricted stock units forfeited(1)	409
Additional shares reserved	5,000
Balance at October 31, 2017	12,583	6,530	$46.83	4.60	$263,555
Vested and expected to vest as of October 31, 2017		6,530	$46.83	4.60	$263,555
Exercisable at October 31, 2017		3,252	$39.72	3.64	$154,357

(1)
These amounts do not reflect the actual number of restricted stock units granted or forfeited but rather the effect on the total remaining shares available for future grants after the application of the share reserve ratio. For more information about the share reserve ratio, please see Restricted Stock Units above.

(2)	The Company assumed options outstanding under various plans through acquisitions.

(3)	Excluding shares reserved for future issuance under the 2017 Directors Plan.
The aggregate intrinsic value in the preceding table represents the pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $87.19 as of October 31, 2017. The pretax intrinsic value of options exercised and their average exercise prices were:

	Year Ended October 31,
	2017	2016	2015
	(in thousands, except per share price)
Intrinsic value	$67,089	$51,408	$44,104
Average exercise price per share	$34.56	$30.06	$26.06

Restricted stock award activities during fiscal 2017 under the 2005 Directors Plan and 2017 Directors Plan are summarized as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
	(in thousands, except per share)
Unvested at October 31, 2016	43	$45.97
Granted	20	$71.34
Vested	(22)	$44.33
Forfeited	(3)	$47.65
Unvested at October 31, 2017	38	$59.89
Valuation and Expense of Stock-Based Compensation. The Company estimates the fair value of stock-based awards in the form of stock options and employee stock purchase rights under employee stock purchase plans on the grant date. The value of awards expected to vest is recognized as expense over the applicable service periods. The Company uses the straight-line attribution method to recognize stock-based compensation costs over the service period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options, stock appreciation rights and employee stock purchase plan awards. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and stock purchase rights under the ESPP is estimated by a combination of implied volatility for publicly traded options of the Company’s common stock with a term of six months or longer and the historical stock price volatility over the estimated expected term of the Company’s stock-based awards. The expected term of the Company’s stock-based awards is based on historical experience.
The assumptions presented in the following table were used to estimate the fair value of stock options and employee stock purchase rights granted under the Company’s stock plans or stock plans assumed from acquisitions:

	Year Ended October 31,
	2017	2016	2015
Stock Options
Expected life (in years)	4.1	4.1	4.3
Risk-free interest rate	1.73% - 2.06%	1.06% - 1.63%	1.24% - 1.58%
Volatility	18.51% - 19.67%	19.21%-21.62%	16.92%-21.76%
Weighted average estimated fair value	$13.56	$8.97	$8.77
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.82% - 1.37%	0.53% - 0.86%	0.12% - 0.75%
Volatility	17.20% - 19.99%	17.03% - 25.46%	18.01% - 21.60%
Weighted average estimated fair value	$18.77	$12.75	$11.11
The following table presents stock-based compensation expense for fiscal 2017, 2016 and 2015, respectively:

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Cost of products	$12,553	$11,006	$9,162
Cost of maintenance and service	3,918	2,418	2,164
Research and development expense	52,933	49,511	43,431
Sales and marketing expense	21,001	19,690	17,744
General and administrative expense	17,889	14,958	13,899
Stock-based compensation expense before taxes	108,294	97,583	86,400
Income tax benefit	(30,950)	(25,967)	(20,071)
Stock-based compensation expense after taxes	$77,344	$71,616	$66,329

The Company elected to early adopt ASU 2016-09, "Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)" in the first quarter of fiscal 2017. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in the consolidated statements of cash flows and the Company has elected to apply this provision on a prospective basis. The Company also elected to account for forfeitures as they occur and recorded a one-time adoption expense of $0.4 million to retained earnings.
As of October 31, 2017, the Company had $215.5 million of total unrecognized stock-based compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted average period of 2.5 years.
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
Deferred Plan Assets and Liabilities are as follows:

	As of October 31, 2017	As of October 31, 2016
	(In thousands)
Plan assets recorded in other long-term assets	$197,542	$163,185
Plan liabilities recorded in other long-term liabilities(1)	$197,542	$163,185

(1)	Undistributed deferred compensation balances due to participants.
Income or loss from the change in fair value of the Deferred Plan assets is recorded in other income (expense), net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$29,606	$4,400	$3,701
Other income (expense), net	29,606	4,400	3,701
Net increase (decrease) to net income	$—	$—	$—
Other Retirement Plans. The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans were $57.4 million, $53.4 million and $40.0 million in fiscal 2017, 2016 and 2015, respectively. For employees in the United States and Canada, the Company matches pretax employee contributions up to a maximum of U.S. $3,000 and Canadian $4,000, respectively, per participant per year.
Note 11. Income Taxes
The domestic and foreign components of the Company’s total income (loss) before provision for income taxes are as follows:

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
United States	$(2,702)	$22,134	$42,571
Foreign	385,800	307,414	239,039
Total income (loss) before provision for income taxes	$383,098	$329,548	$281,610
The components of the provision (benefit) for income taxes were as follows:

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$25,420	$(6,106)	$(21,911)
State	5,565	2,670	1,385
Foreign	92,498	80,195	39,319
	123,483	76,759	18,793
Deferred:
Federal	95,003	(23,510)	44,462
State	24,440	11,950	(2,282)
Foreign	3,609	(2,477)	(5,297)
	123,052	(14,037)	36,883
Provision (benefit) for income taxes	$246,535	$62,722	$55,676
The provision (benefit) for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Statutory federal tax	$134,084	$115,343	$98,564
State tax (benefit), net of federal effect	(20,071)	(14,492)	(7,186)
Tax credits (1)	(24,365)	(36,979)	(13,301)
Tax on foreign earnings less than U.S. statutory tax	(52,413)	(68,246)	(56,536)
Tax settlements	(7,057)	(16,479)	(6,251)
Stock-based compensation	(26,205)	5,709	5,406
Changes in valuation allowance	47,745	25,590	2,206
Integration of acquired technologies	36,443	37,525	33,015
Undistributed earnings of foreign subsidiaries	(9,610)	9,940	—
Tax impact of repatriation	166,152	—	—
Other	1,832	4,811	(241)
Provision (benefit) for income taxes	$246,535	$62,722	$55,676

(1)
Tax credits include benefits from the retroactive reinstatement of the U.S. federal research tax credit. The U.S. federal research tax credit was reinstated in fiscal 2015, resulting in a tax benefit of approximately $12.4 million in the above amount for the period January 1 through December 31, 2014. The credit was permanently reinstated in fiscal 2016, resulting in a tax benefit of approximately $37.1 million in the above amount for the period January 1, 2015 through October 31, 2016.

The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities. The income tax effect is generally recognized over five years. These intangible assets generally result from the acquisition of technology by a company-controlled entity as part of a business or asset acquisition.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2017	2016
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$36,906	$34,324
Deferred revenue	42,420	42,497
Deferred compensation	67,145	64,321
Capitalized costs	51,679	54,123
Capitalized research and development costs	12,508	18,896
Stock-based compensation	23,679	22,298
Tax loss carryovers	23,623	31,748
Foreign tax credit carryovers	7,662	10,369
Research and other tax credit carryovers	157,817	136,690
Other	—	5,161
Gross deferred tax assets	423,439	420,427
Valuation allowance	(121,770)	(73,909)
Total deferred tax assets	301,669	346,518
Deferred tax liabilities:
Intangible assets	62,299	54,604
Undistributed earnings of foreign subsidiaries	1,300	10,888
Other	1,758	—
Total deferred tax liabilities	65,357	65,492
Net deferred tax assets	$236,312	$281,026
It is more likely than not that the results of future operations will be able to generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance provided against the Company's deferred tax assets as of October 31, 2017 is mainly attributable to California research credit and international foreign tax credit carryforwards. The valuation allowance increased by a net of $47.9 million in fiscal 2017 primarily due to a change in the realizability of deferred tax assets related to the California research credit carryforwards. Most of the change relates to a significant increase in the Company's share price in fiscal 2017, which results in a higher tax deduction that reduces the future California sourced taxable income and the amount of California research credits the Company expects to utilize. The remainder of the increase relates to an agreement the Company reached with the California tax authorities in fiscal 2017 which resulted primarily in the recognition of unrecognized tax benefits offset by a corresponding increase in the valuation allowance of $13.2 million.
The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(in thousands)
Federal net operating loss carryforward	$57,265	2018-2034
Federal research credit carryforward	78,599	2019-2036
Federal foreign tax credit carryforward	2,081	2019-2022
International foreign tax credit carryforward	13,351	Indefinite
California research credit carryforward	169,038	Indefinite
Other state research credit carryforward	7,482	2023-2032
State net operating loss carryforward	33,201	2024-2035
The federal and state net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382. Foreign tax credits may only be used to offset tax attributable to foreign source income. The federal research tax credit was permanently reinstated in fiscal 2016.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company adopted ASU 2016-09 in the first quarter of fiscal 2017. The Company recorded all income tax effects of share-based awards in its provision for income taxes in the condensed consolidated statement of operations on a prospective basis. Prior to adoption, the Company did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. Upon adoption of ASU 2016-09, the Company recorded a deferred tax asset of $106.5 million mainly related to the research tax credit carryover, for the previously unrecognized excess tax benefits with an offsetting adjustment to retained earnings. Adoption of the new standard resulted in net excess tax benefits in the provision for income taxes of $38.1 million for fiscal 2017.
During the fourth quarter of fiscal 2017, the Company repatriated $825 million from its foreign subsidiary. The repatriation was executed in anticipation of potential U.S. corporate tax reform, and the Company plans to indefinitely reinvest the remainder of its undistributed foreign earnings outside the United States. The Company provides for U.S. income and foreign withholding taxes on foreign earnings, except for foreign earnings that are considered indefinitely reinvested outside the U.S. As of October 31, 2017, there were approximately $598.3 million of earnings upon which U.S. income taxes of approximately $110.0 million have not been provided for.
The gross unrecognized tax benefits decreased by approximately $14.9 million during fiscal 2017 resulting in gross unrecognized tax benefits of $91.6 million as of October 31, 2017. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	As of October 31, 2017	As of October 31, 2016
	(in thousands)
Beginning balance	$106,542	$132,054
Increases in unrecognized tax benefits related to prior year tax positions	3,117	7,205
Decreases in unrecognized tax benefits related to prior year tax positions	(49,456)	(43,944)
Increases in unrecognized tax benefits related to current year tax positions	31,007	13,880
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(784)	(333)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2,635)	(2,659)
Increases in unrecognized tax benefits acquired	1,934	49
Changes in unrecognized tax benefits due to foreign currency translation	1,912	290
Ending balance	$91,637	$106,542
As of October 31, 2017 and 2016, approximately $88.5 million and $106.5 million, respectively, of the unrecognized tax benefits would affect the Company's effective tax rate if recognized upon resolution of the uncertain tax positions.
Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense (benefit) in the consolidated statements of operations and totaled approximately $0.2 million, $0.8 million and $0.6 million for fiscal years 2017, 2016 and 2015, respectively. As of October 31, 2017 and 2016, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $3.2 million and $3.1 million, respectively.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0 and $32 million.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company and/or its subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
United States	Fiscal 2017
California	Fiscal years after 2014
Hungary and Ireland	Fiscal years after 2010
Japan and Taiwan	Fiscal years after 2011
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
IRS Examinations
In fiscal 2017, the Company reached final settlement with the Examination Division of the IRS for fiscal 2016 and recognized approximately $4.6 million in unrecognized tax benefits.
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
State Examinations
In fiscal 2017, the Company reached an agreement with the California Franchise Tax Board for fiscal 2014, 2013, and 2012. As a result of the agreement, the Company recognized tax expense of $0.4 million, reduced its deferred tax assets by $1.1 million, recognized $14.6 million in unrecognized tax benefits, and increased its valuation allowance by $13.2 million.
In fiscal 2016, the Company reached final settlement with the California Franchise Tax Board for fiscal 2011, 2010, and 2009. As a result of the settlement, the Company reduced its deferred tax assets by $4.9 million, recognized $10.3 million in unrecognized tax benefits, and increased its valuation allowance by $5.4 million.
Non-U.S. Examinations
Hungary
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company's Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of over $18 million (at current exchange rates). In addition, if the treatment of research expense were applied to fiscal years after 2014, Synopsys Hungary could lose approximately $18 million in tax benefit in tax periods subsequent to fiscal 2017 due to the enacted reduction of Hungary's corporate income tax rate. While the ultimate outcome is not certain, the Company believes there is no merit to the assessment and that it will ultimately prevail against the positions taken by the HTA. To that end, on August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment, while continuing its challenge to the assessment in court. A hearing is scheduled for early 2018. If the Company prevails, the assessment of $47 million and associated interest and

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

penalties would be canceled, but the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.
Korea
In fiscal 2017, the Company settled certain transfer pricing issues with the Korea National Tax Service for fiscal years 2012 to 2016. As a result of the settlement, the Company recognized income tax expense of $7.9 million.
Taiwan
In fiscal 2017, the Company reached an agreement with the Taiwanese tax authorities on certain tax positions for fiscal year 2014 resulting in an income tax benefit of $10.9 million.
In fiscal 2016, the Company reached final settlement with the Taiwanese tax authorities for fiscal 2011, with regard to certain transfer pricing issues. As a result of the settlement, the Company paid $0.3 million of tax and recognized $0.7 million in unrecognized tax benefits.
In fiscal 2015, the Company reached final settlement with the Taiwanese tax authorities for fiscal 2012 with regard to certain transfer pricing issues. As a result of the settlement, the Company recognized approximately $1.1 million in unrecognized tax benefits. The Company also reached final settlement with the Taiwanese tax authorities for fiscal 2013 with regard to certain transfer pricing issues. As a result of the settlement and the application of the settlement to fiscal 2014, the Company's unrecognized tax benefits decreased by $1.2 million and $1.2 million for fiscal years 2013 and 2014, respectively.
India
In fiscal 2016, the Company agreed to settle certain transfer pricing issues with the Indian tax authorities for various fiscal years. As a result of the settlement, the Company recognized income tax expense, net of foreign tax credits, of $4.6 million.
Note 12. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Interest income	$7,241	$3,715	$2,785
Interest expense	(7,303)	(3,771)	(2,814)
Gain (loss) on assets related to deferred compensation plan	29,606	4,400	3,701
Foreign currency exchange gain (loss)	3,354	156	6,363
Other, net	2,637	7,653	5,109
Total	$35,535	$12,153	$15,144
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

	Year Ended October 31,
	2017	2016	2015
	(in thousands)
Revenue:
United States	$1,357,364	$1,205,880	$1,143,816
Europe	308,419	287,381	300,352
Japan	247,631	239,964	218,794
Asia Pacific and Other	811,466	689,307	579,249
Consolidated	$2,724,880	$2,422,532	$2,242,211

	As of October 31,
	2017	2016
	(in thousands)
Property and Equipment, net:
United States	$189,379	$186,854
Other countries	76,635	70,181
Total	$266,014	$257,035
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.
One customer, including its subsidiaries, through multiple agreements accounted for 17.9%, 15.9%, and 12.8% of the Company’s consolidated revenue in fiscal 2017, 2016, and 2015, respectively.
Note 14. Subsequent Events
On November 2, 2017, the Company entered into a definitive agreement pursuant to which the Company has agreed to acquire privately held Black Duck Software, a leader in automated solutions for securing and managing open source software. The acquisition was completed on December 11, 2017 and under the terms of the definitive agreement, the Company paid approximately $547 million, net of cash acquired, and assumed certain unvested equity of Black Duck employees. The transaction was funded by U.S. cash.

Supplementary Data - Selected Unaudited Quarterly Financial Data
The table below includes certain unaudited financial information for the last eight fiscal quarters. Refer to Note 2 of Notes to Consolidated Financial Statements for information on our fiscal year end.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share data)
2017
Revenue	$652,786	$680,069	$695,381	$696,644
Gross margin	497,040	518,041	525,835	529,780
Income before provision for income taxes	108,361	62,020	112,791	99,926
Net income	86,588	53,306	116,751	(120,082)
Net income per share
Basic	$0.57	$0.35	$0.78	$(0.80)
Diluted	0.56	0.34	0.75	(0.80)
2016
Revenue	$568,604	$605,005	$615,204	$633,719
Gross margin	439,160	473,375	475,527	491,508
Income before provision for income taxes	64,342	97,223	85,231	82,752
Net income	60,035	69,376	64,718	72,697
Net income per share
Basic	$0.39	$0.46	$0.43	$0.48
Diluted	0.39	0.45	0.42	0.47

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of October 31, 2017, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of October 31, 2017, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2017. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of October 31, 2017, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our executive officers, see Executive Officers of the Registrant in Part I, Item 1 of this Annual Report.
All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the Proxy Statement) scheduled to be held on April 5, 2018, as provided under the headings “Proposal 1: Election of Directors,” “Audit Committee Report,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the Proxy Statement, as provided under the headings “Compensation Discussion and Analysis” (and all subheadings thereunder), "Executive Compensation Tables" (and all subheadings thereunder), "Director Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from the Proxy Statement, as provided under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference from the Proxy Statement, as provided under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” (under the subheading “Director Independence”).

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference from the Proxy Statement, as provided under the subheadings "Fees and Services of Independent Registered Public Accounting Firm" and "Audit Committee Pre-Approval Policies and Procedures" under the proposal titled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(3)	Exhibits
See Item 15(b) below.

(b)	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)
10.1	Amended and Restated Credit Agreement, dated November 28, 2016, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A., the Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and U.S. Bank N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, the Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.1	11/30/2016

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.2	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC, (“The October 14, 2011 Lease”)	10-K	000-19807	10.19	12/16/2011
10.2(i)†	Notification of Change of Ownership of Leased Premises under The October 14, 2011 Lease—Effective May 9, 2012	10-K	000-19807	10.10(i)	12/20/2012
10.2(ii)	First Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(ii)	3/4/2013
10.2(iii)	Second Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(iii)	5/22/2015
10.3	Lease Agreement, dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership, (“The January 2, 1996 Lease”)	10-Q	000-19807	10.28	5/14/1996
10.3(i)	First Amendment to The January 2, 1996 Lease	8-K	000-19807	10.42	9/12/2006
10.3(ii)	Second Amendment to The January 2, 1996 Lease	8-K	000-19807	10.41	9/12/2006
10.3(iii)	Third Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iii)	12/20/2012
10.3(iv)	Fourth Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iv)	12/20/2012
10.3(v)†	Notification of Change of Ownership of Leased Premises under The January 2, 1996 Lease—Effective September 25, 2012	10-K	000-19807	10.8(v)	12/20/2012
10.4*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/10/2017
10.5*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.5	2/17/2017
10.6*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan	10-Q	000-19807	10.6	2/17/2017
10.7*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.7	4/1/2016
10.8*	2017 Non-Employee Directors Equity Incentive Plan	8-K	000-19807	10.8	4/10/2017
10.9*	Form of Restricted Stock Grant Notice and Award Agreement under 2017 Non-Employee Directors Equity Incentive Plan					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.10*	Form of Stock Options Grant Notice and Option Agreement under 2017 Non-Employee Directors Equity Incentive Plan					X
10.11*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	6/10/2004
10.12*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/9/2009
10.13	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	7/14/2011
10.14*	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	2/24/1992 (effective date)
10.15*	Amended and Restated Employment Agreement, dated December 15, 2016 between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.16	12/21/2016
10.16*	Amended and Restated Employment Agreement, dated December 15, 2016 between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.17	12/21/2016
10.17*	Executive Incentive Plan, as amended	8-K	000-19807	10.18	12/21/2016
10.18*	Amended and Restated Executive Change of Control Severance Benefit Plan	8-K	000-19807	10.19	12/21/2016
10.19*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/2008
21.1	Subsidiaries of Synopsys, Inc.					X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
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

SYNOPSYS, INC.

Date: December 13, 2017	By:	/s/ Trac Pham
Trac Pham Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aart J. de Geus, Chi-Foon Chan and Trac Pham, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and reconstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ AART J. DE GEUS	Co-Chief Executive Officer (Co-Principal Executive Officer) and Chairman of the Board of Directors	December 13, 2017
Aart J. de Geus

/S/ CHI-FOON CHAN	Co-Chief Executive Officer (Co-Principal Executive Officer), President and Director	December 13, 2017
Chi-Foon Chan

/S/ TRAC PHAM	Chief Financial Officer (Principal Financial Officer)	December 13, 2017
Trac Pham

/S/ SUDHINDRA KANKANWADI	Vice President, Corporate Controller (Principal Accounting Officer)	December 13, 2017
Sudhindra Kankanwadi

/S/ JANICE D. CHAFFIN	Director	December 13, 2017
Janice D. Chaffin

/S/ BRUCE R. CHIZEN	Director	December 13, 2017
Bruce R. Chizen

/S/ DEBORAH A. COLEMAN	Director	December 13, 2017
Deborah A. Coleman

/S/ MERCEDES JOHNSON	Director	December 13, 2017
Mercedes Johnson

/S/ CHRYSOSTOMOS L. NIKIAS	Director	December 13, 2017
Chrysostomos L. Nikias

/S/ JOHN G. SCHWARZ	Director	December 13, 2017
John G. Schwarz

/S/ ROY VALLEE	Director	December 13, 2017
Roy Vallee

/S/ STEVEN C. WALSKE	Director	December 13, 2017
Steven C. Walske