Form 10-Q
period 2018-01-31
SYNOPSYS INC
filed 2018-02-23
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 21, 2018, there were 148,725,114 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JANUARY 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	January 31, 2018	October 31, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$605,892	$1,048,356
Accounts receivable, net	499,373	451,144
Income taxes receivable and prepaid taxes	44,258	48,257
Prepaid and other current assets	182,823	134,836
Total current assets	1,332,346	1,682,593
Property and equipment, net	284,441	266,014
Goodwill	3,130,598	2,706,974
Intangible assets, net	434,539	253,843
Long-term prepaid taxes	99,835	20,157
Deferred income taxes	187,346	243,989
Other long-term assets	248,444	222,844
Total assets	$5,717,549	$5,396,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$349,365	$499,846
Accrued income taxes	38,867	39,811
Deferred revenue	1,121,297	1,064,528
Short-term debt	440,885	9,924
Total current liabilities	1,950,414	1,614,109
Long-term accrued income taxes	95,528	33,239
Long-term deferred revenue	119,864	83,252
Long-term debt	131,250	134,063
Other long-term liabilities	279,860	252,027
Total liabilities	2,576,916	2,116,690
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 148,953 and 150,445 shares outstanding, respectively	1,490	1,505
Capital in excess of par value	1,612,459	1,622,429
Retained earnings	2,133,854	2,143,873
Treasury stock, at cost: 8,309 and 6,817 shares, respectively	(574,082)	(426,208)
Accumulated other comprehensive income (loss)	(37,192)	(65,979)
Total Synopsys stockholders’ equity	3,136,529	3,275,620
Non-controlling interest	4,104	4,104
Total stockholders’ equity	3,140,633	3,279,724
Total liabilities and stockholders’ equity	$5,717,549	$5,396,414
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended January 31,
	2018	2017
Revenue:
Time-based products	$570,933	$489,365
Upfront products	91,604	79,609
Maintenance and service	106,889	83,812
Total revenue	769,426	652,786
Cost of revenue:
Products	111,394	96,971
Maintenance and service	50,754	37,303
Amortization of intangible assets	19,008	21,472
Total cost of revenue	181,156	155,746
Gross margin	588,270	497,040
Operating expenses:
Research and development	264,411	212,648
Sales and marketing	150,512	126,511
General and administrative	56,372	40,866
Amortization of intangible assets	9,539	8,036
Restructuring charges	(282)	12,105
Total operating expenses	480,552	400,166
Operating income	107,718	96,874
Other income (expense), net	12,385	11,487
Income before income taxes	120,103	108,361
Provision (benefit) for income taxes	123,794	21,773
Net income (loss)	$(3,691)	$86,588
Net income (loss) per share:
Basic	$(0.02)	$0.57
Diluted	$(0.02)	$0.56
Shares used in computing per share amounts:
Basic	149,441	150,782
Diluted	149,441	154,433
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Net income (loss)	$(3,691)	$86,588
Other comprehensive income (loss):
Change in foreign currency translation adjustment	21,080	(4,661)
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	—	(63)
Cash flow hedges:
Deferred gains (losses), net of tax of $(3,419) and $(681), respectively	13,013	6,453
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $1,325 and $(850), respectively	(5,306)	3,854
Other comprehensive income (loss), net of tax effects	28,787	5,583
Comprehensive income	$25,096	$92,171
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,691)	$86,588
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and depreciation	43,920	49,464
Stock compensation	32,323	25,834
Allowance for doubtful accounts	368	229
(Gain) loss on sale of investments	4	(1)
Write-down of long-term investments	—	1,300
Deferred income taxes	46,172	12,989
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(34,811)	122,192
Prepaid and other current assets	(30,592)	(24,893)
Other long-term assets	(25,635)	(13,931)
Accounts payable and accrued liabilities	(139,864)	(129,316)
Income taxes	(18,017)	(14,201)
Deferred revenue	70,458	(69,372)
Net cash (used in) provided by operating activities	(59,365)	46,882
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	12,449	37,284
Purchases of short-term investments	—	(35,338)
Purchases of property and equipment	(28,316)	(18,178)
Cash paid for acquisitions and intangible assets, net of cash acquired	(608,344)	(187,624)
Capitalization of software development costs	(807)	(1,033)
Other	—	2,100
Net cash used in investing activities	(625,018)	(202,789)
Cash flows from financing activities:
Proceeds from credit facilities and term loan	450,000	150,000
Repayment of debt	(21,875)	(35,000)
Issuances of common stock	12,486	7,205
Payments for taxes related to net share settlement of equity awards	(10,247)	(6,887)
Purchase of equity forward contract	(20,000)	(20,000)
Purchases of treasury stock	(180,000)	(80,000)
Other	—	559
Net cash provided by financing activities	230,364	15,877
Effect of exchange rate changes on cash and cash equivalents	11,555	(8,881)
Net change in cash and cash equivalents	(442,464)	(148,911)
Cash and cash equivalents, beginning of year	1,048,356	976,620
Cash and cash equivalents, end of period	$605,892	$827,709
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) provides software, intellectual property and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their applications. The Company is a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. The Company also offers semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than design those circuits themselves. The Company provides software and hardware used to develop the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, the Company provides technical services and support to help its customers develop advanced chips and electronic systems. The Company is also a leading provider of software tools and services that improve the security and quality of software code in a wide variety of industries, including electronics, financial services, media, automotive, medicine, energy, and industrials.

Note 2. Summary of Significant Accounting Policies
The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its unaudited condensed consolidated balance sheets, results of operations, comprehensive income and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in Synopsys’ Annual Report on Form 10-K for the fiscal year ended October 31, 2017 as filed with the SEC on December 14, 2017.
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
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that every five or six years, the Company has a 53-week year. When a 53-week year occurs, the Company includes the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2018 will be a 53-week year and will end on November 3, 2018, which will impact our revenue, expenses and operating results. Fiscal 2017 was a 52-week year and ended on October 28, 2017.
The results of operations for the first quarters of fiscal 2018 and 2017 included 14 weeks and 13 weeks, respectively, and ended on February 3, 2018 and January 28, 2017, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Note 3. Business Combinations
During the first quarter of fiscal 2018, the Company completed two acquisitions. The aggregate cash consideration was $595.9 million, net of cash, cash equivalents and short-term investments acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s unaudited condensed consolidated statements of operations.
Acquisition of Black Duck Software (Black Duck)

On December 11, 2017, the Company acquired Black Duck, a privately-held leader in automated solutions for securing and managing open source software, for $565.1 million total purchase consideration. With this acquisition, the Company has acquired industry-leading products which automate the process of identifying and inventorying the open source codes, detecting known security vulnerabilities and license compliance issues.
The total purchase consideration and the preliminary purchase price allocation were as follows:

(in thousands)
Cash paid	$563,500
Fair value of assumed equity awards allocated to purchase consideration	1,588
Total consideration	$565,088

Goodwill	$396,914
Identifiable intangibles assets acquired	178,000
Cash, cash equivalents and short-term investments	19,491
Other tangible liabilities acquired, net	(13,817)
Deferred revenue	(15,500)
Total purchase allocation	$565,088
The preliminary goodwill of $396.9 million is not deductible for tax purposes. The acquired identifiable intangible assets of $178.0 million were valued using the income or cost methods. The intangible assets are being amortized over their respective useful lives ranging from one to ten years. The acquisition-related costs directly attributable to the business combination of $11.6 million, including compensation expenses, professional fees and other direct expenses, were expensed as incurred in the unaudited condensed consolidated statement of operations for the three-month period ended January 31, 2018. The Company funded the acquisition with cash. The cash consideration was $544.0 million, net of acquired cash, cash equivalents and short-term investments.
The Company also assumed unvested restricted stock units (RSUs) and stock options with a fair value of $15.6 million. The Black-Scholes option-pricing model was used to determine the fair value of these stock options, whereas the fair value of the RSUs was based on the market price on the grant date of the instruments. Of the total fair value of the equity awards assumed, $1.6 million was allocated to the purchase consideration and $14.0 million was allocated to future services to be expensed over their remaining service periods on a straight-line basis.
Other Fiscal 2018 Acquisition
During the first quarter of fiscal 2018, the Company acquired another privately-held company for a total purchase consideration of $51.9 million, net of cash acquired. The Company does not consider this acquisition to be material to the Company’s unaudited condensed consolidated financial statements. The Company funded the acquisition with cash.
The preliminary fair value estimates for the assets acquired and liabilities assumed for all acquisitions completed within 12 months from the applicable acquisition date are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates relate to certain tangible assets and liabilities, identifiable intangible assets, and income taxes. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to the provisional amounts recorded as assets or liabilities during the measurement period may result in an adjustment to goodwill.

Note 4. Goodwill and Intangible Assets
Goodwill as of January 31, 2018 and October 31, 2017 consisted of the following:

(in thousands)
As of October 31, 2017	$2,706,974
Additions	412,857
Adjustments	(81)
Effect of foreign currency translation	10,848
As of January 31, 2018	$3,130,598

Intangible assets as of January 31, 2018 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$749,186	$544,173	$205,013
Customer relationships	354,091	175,383	178,708
Contract rights intangible	183,478	173,524	9,954
Trademarks and trade names	42,929	18,426	24,503
In-process research and development (IPR&D)(1)	12,700	—	12,700
Capitalized software development costs	33,675	30,014	3,661
Total	$1,376,059	$941,520	$434,539

Intangible assets as of October 31, 2017 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$647,975	$526,796	$121,179
Customer relationships	278,811	166,886	111,925
Contract rights intangible	174,615	172,178	2,437
Trademarks and trade names	25,329	17,401	7,928
In-process research and development (IPR&D)(1)	6,600	—	6,600
Capitalized software development costs	32,868	29,094	3,774
Total	$1,166,198	$912,355	$253,843

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Core/developed technology	$18,068	$18,283
Customer relationships	8,563	6,892
Contract rights intangible	890	3,392
Trademarks and trade names	1,026	941
Capitalized software development costs(2)	920	977
Total	$29,467	$30,485
The following table presents the estimated future amortization of the existing intangible assets:

Fiscal Year	(in thousands)
Remainder of fiscal 2018	$89,444
2019	95,968
2020	71,919
2021	50,591
2022	40,305
2023 and thereafter	79,712
IPR&D(1)	6,600
Total	$434,539

(1) IPR&D assets are reclassified to core/developed technology and are amortized over their useful lives upon completion or written off upon abandonment.
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
As of January 31, 2018, the balances of our cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses 12 Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$120,165	$—	$—	$—	$120,165
Total:	$120,165	$—	$—	$—	$120,165

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents.

As of October 31, 2017, the balances of our cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$560,594	$—	$—	$—	$560,594
Total:	$560,594	$—	$—	$—	$560,594

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents.

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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Gain (loss) recorded in other income (expense), net	$(1,571)	$59
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of January 31, 2018	As of October 31, 2017
	(in thousands)
Total gross notional amount	$1,062,803	$955,139
Net fair value	$18,157	$14,052
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of January 31, 2018
Other current assets	$22,724	$197
Accrued liabilities	$3,672	$1,093
As of October 31, 2017
Other current assets	$16,582	$15
Accrued liabilities	$2,485	$59

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended January 31, 2018
Foreign exchange contracts	Revenue	$(2,626)	Revenue	$1,667
Foreign exchange contracts	Operating expenses	15,639	Operating expenses	3,639
Total		$13,013		$5,306
Three months ended January 31, 2017
Foreign exchange contracts	Revenue	$8,604	Revenue	$(1,753)
Foreign exchange contracts	Operating expenses	(2,059)	Operating expenses	(2,101)
Total		$6,545		$(3,854)
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended January 31, 2018	$214	$1,100
For the three months ended January 31, 2017	$168	$1,118

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
Note 6. Fair Value Measures
Accounting standards require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Accounting standards also establish a fair value hierarchy based on the independence of the source and objective evidence of the inputs used. There are three fair value hierarchies based upon the level of inputs that are significant to fair value measurement:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of January 31, 2018:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$120,165	$120,165	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	22,921	—	22,921	—
Other long-term assets:
Deferred compensation plan assets	220,478	220,478	—	—
Total assets	$363,564	$340,643	$22,921	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$4,765	$—	$4,765	$—
Other long-term liabilities:
Deferred compensation plan liabilities	220,478	220,478	—	—
Total liabilities	$225,243	$220,478	$4,765	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2017:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$560,594	$560,594	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	16,596	—	16,596	—
Other long-term assets:
Deferred compensation plan assets	197,542	197,542	—	—
Total assets	$774,732	$758,136	$16,596	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,544	$—	$2,544	$—
Other long-term liabilities:
Deferred compensation plan liabilities	197,542	197,542	—	—
Total liabilities	$200,086	$197,542	$2,544	$—

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
The Company did not recognize any impairment during the three months ended January 31, 2018. The Company recorded $1.3 million of other-than-temporary impairment during the three months ended January 31, 2017.
Note 7. Liabilities and Restructuring Charges
In fiscal 2017, the Company recorded $36.6 million of restructuring charges for severance and benefits due to involuntary and voluntary employee termination actions. During the three months ended January 31, 2018, the Company made payments of $7.9 million for its 2017 restructuring plans. The outstanding balance as of January 31, 2018 was $9.3 million recorded in accounts payable and accrued liabilities as payroll and related benefits. Payments under the 2017 restructuring plans are expected to be completed by the end of the second quarter of fiscal 2018. As of October 31, 2017, there was a $17.5 million outstanding balance remaining in accounts payable and accrued liabilities as payroll and related benefits in the unaudited condensed consolidated balance sheets.

Accounts payable and accrued liabilities consist of:

	January 31, 2018	October 31, 2017
	(in thousands)
Payroll and related benefits	$212,292	$382,773
Other accrued liabilities	94,976	97,119
Accounts payable	42,097	19,954
Total	$349,365	$499,846
Other long-term liabilities consist of:

	January 31, 2018	October 31, 2017
	(in thousands)
Deferred compensation liability	$220,478	$197,542
Other long-term liabilities	59,382	54,485
Total	$279,860	$252,027
Note 8. Credit Facility
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2018, the Company was in compliance with all financial covenants.
As of January 31, 2018, the Company had a $142.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $131.3 million is classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2018	$8,438
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$142,500
As of October 31, 2017, the Company had a $144.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $134.1 million is classified as long-term liabilities, and no outstanding balance under the Revolver.
In December 2017, the Company drew down $450.0 million under the Revolver and the total outstanding balance of the Revolver as of January 31, 2018 was $430.0 million, which is included in short-term liabilities. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2018, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.

The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	January 31, 2018	October 31, 2017
	(in thousands)
Cumulative currency translation adjustments	$(49,327)	$(70,407)
Unrealized gain (loss) on derivative instruments, net of taxes	12,135	4,428
Total accumulated other comprehensive income (loss)	$(37,192)	$(65,979)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$1,667	$(1,753)
Operating expenses	3,639	(2,101)
Gain (loss) on available-for-sale securities
Other income (expense)	$(4)	1
Total reclassifications into net income	$5,302	$(3,853)
Note 10. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on June 15, 2017. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of January 31, 2018, $200.0 million remained available for further repurchases under the program.
In September 2017, the Company entered into an accelerated share repurchase agreement (the September 2017 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the September 2017 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in November 2017. Total shares repurchased under the September 2017 ASR were approximately 1.2 million shares, at an average purchase price of $83.80 per share.
In December 2017, the Company entered into two simultaneous accelerated share repurchase agreements (the December 2017 ASRs) to repurchase an aggregate of $200.0 million of the Company's common stock. Pursuant to the December 2017 ASRs, the Company made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. In February 2018, the Company received additional deliveries of shares valued at $20.0 million for one of the two December 2017 ASRs. The remaining balance of $20.0 million is anticipated to be settled on or before May 16, 2018. Under the terms of the December 2017 ASRs, the specific number of shares that the Company ultimately repurchases will be based on the volume-weighted average share price of its common stock during the repurchase period, less a discount.
Stock repurchase activities are as follows:

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Total shares repurchased (1)	1,987	1,393
Total cost of the repurchased shares(1)	$180,000	$80,000
Reissuance of treasury stock	495	368

(1)	The first quarter of fiscal 2018 includes the settlement of the $20.0 million equity forward contract related to the September 2017 ASR.
Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Cost of products	$3,383	$2,999
Cost of maintenance and service	1,247	861
Research and development expense	15,396	12,884
Sales and marketing expense	6,621	5,129
General and administrative expense	5,676	3,961
Stock compensation expense before taxes	32,323	25,834
Income tax benefit	(6,038)	(7,071)
Stock compensation expense after taxes	$26,285	$18,763
In addition to the tax benefit disclosed above, the Company recorded net excess tax benefits from stock-based compensation in the provision for income taxes of $7.5 million for the three months ended January 31, 2018. As of January 31, 2018, there was $243.5 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.5 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Intrinsic value of awards exercised	$18,775	$6,287

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

Note 12. Net Income (Loss) per Share
The Company computes basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the dilution from potential common shares outstanding, such as stock options and unvested restricted stock units and awards, during the period using the treasury stock method.
The table below reconciles the weighted-average common shares used to calculate basic net income (loss) per share with the weighted-average common shares used to calculate diluted net income (loss) per share:

	Three Months Ended January 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(3,691)	$86,588
Denominator:
Weighted-average common shares for basic net income (loss) per share	149,441	150,782
Dilutive effect of potential common shares from equity-based compensation	—	3,651
Weighted-average common shares for diluted net income (loss) per share	149,441	154,433
Net income (loss) per share:
Basic	$(0.02)	$0.57
Diluted	$(0.02)	$0.56
Anti-dilutive employee stock-based awards excluded(1)	4,627	492

(1)
These employee stock-based awards were anti-dilutive for the respective periods and are excluded in calculating diluted net income (loss) per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

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

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Revenue:
United States	$384,574	$319,418
Europe	85,465	75,604
Japan	68,389	61,698
Asia-Pacific and Other	230,998	196,066
Consolidated	$769,426	$652,786

Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.
For the three months ended January 31, 2018 and 2017, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Interest income	$1,636	$1,233
Interest expense	(2,843)	(1,308)
Gain (loss) on assets related to executive deferred compensation plan assets	13,440	7,781
Foreign currency exchange gain (loss)	(1,019)	3,222
Other, net	1,171	559
Total	$12,385	$11,487
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended January 31,
	2018	2017
	(in thousands)
Income before income taxes	$120,103	$108,361
Provision (benefit) for income taxes	$123,794	$21,773
Effective tax rate	103.1%	20.1%

Tax Reform

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, lowers the statutory federal corporate income tax rate from 35% to 21%. The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. Because the Company's fiscal 2018 commenced on November 1, 2017, the annual statutory federal corporate tax rate applicable to fiscal 2018 is a blended rate of 23.4%. Beginning in the Company's fiscal 2019, the annual statutory federal corporate tax rate will be 21%.
The Company’s effective tax rate for the three months ended January 31, 2018 differs from the statutory federal corporate tax rate of 23.4% primarily due to accounting for the effects of the enactment of the Tax Act, which increased income tax expense by $119 million. The increased income tax expense was partially offset by the benefits of lower-taxed international earnings, U.S. federal and California research tax credits and excess tax benefits from stock-based compensation, and partially increased by state taxes and the tax effect of non-deductible stock-based compensation and the integration of acquired technologies. The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities.
The Company's effective tax rate increased in the three months ended January 31, 2018, as compared to the same period in fiscal 2017, primarily due to the Tax Act.

The following accounting impacts of the Tax Act are provisional, based on currently available information and technical guidance on the interpretations of the Tax Act. The Company continues to obtain, analyze and interpret additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies, as such guidance becomes available, in order to complete its accounting for the impact of the Tax Act. Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of certain subsidiaries as well as the amount of foreign taxes paid on such earnings, the final determination of certain net deferred tax assets subject to remeasurement and when the related temporary differences will be settled or realized, and the tax treatment of such provisions of the Tax Act by various state tax authorities. In addition, the Company does not currently have sufficient information and guidance to determine the impact of certain changes to the taxation of its foreign earnings that will become effective for the Company in its fiscal year 2019. The provisional accounting impacts may change in future reporting periods until the Company's accounting analysis is finalized, which will occur no later than the first quarter of the fiscal year 2019, as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

As a result of the reduction in the federal corporate tax rate, the Company remeasured its deferred taxes as of the date of enactment of the Tax Act, resulting in a provisional tax charge of $46 million based on the tax rate that is expected to apply when such deferred taxes are settled or realized in future periods.

As part of the adoption of a new territorial tax system applicable to foreign earnings, the Tax Act requires the Company to pay a one-time tax (“transition tax”) on previously untaxed earnings and profits of certain of the Company’s foreign subsidiaries at a rate of 15.5% on such earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings, in each case reduced by certain foreign tax credits. The Company has recorded a provisional transition tax expense of $71 million, as well as $2 million of provisional state taxes on these earnings, and income taxes payable of $78 million. The Company currently intends to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act.

The Tax Act also provides an exemption from federal income taxes for distributions by foreign subsidiaries made after December 31, 2017 that were not subject to the transition tax. The Company has provided for U.S. state income taxes and foreign withholding taxes on undistributed earnings of certain of its foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.

The Company has recorded provisional amounts for the tax effects of certain other new provisions of the Tax Act related to compensation and employee benefits in the three months ended January 31, 2018, based on information currently available.
The Tax Act also introduced several new tax provisions related to the taxation of foreign earnings, discussed below:

•
A tax on global intangible low-tax income (“GILTI”), which is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return, will be effective for the Company in its fiscal year 2019. The Company needs additional information to complete its analysis on whether to adopt an accounting policy to account for the tax effects of GILTI in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that upon reversal, may be subject to such tax. Accordingly, the Company has not recorded any tax with respect to GILTI in the three months ended January 31, 2018. The Company will make an accounting policy election and complete the required accounting no later than the first quarter of fiscal 2019.

•
A base erosion and anti-abuse tax (“BEAT”), which functions as a minimum tax that partially disallows deductions for certain related party transactions, that is not effective for the Company until its fiscal year 2019.

•
A special tax deduction for foreign-derived intangible income (“FDII”), which, in general, allows a deduction of certain intangible income earned in the U.S. and derived from foreign sources, that is not effective for the Company until its fiscal year 2019.

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
As discussed in Note 11. Stock Compensation, the Company adopted ASU 2016-09 in the first quarter of fiscal 2017. The Company recorded all income tax effects of share-based awards in its provision for income taxes in the condensed consolidated statement of operations on a prospective basis. Prior to adoption, the Company did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. Upon adoption of ASU 2016-09, the Company recorded a deferred tax asset of $106.5 million for the previously unrecognized excess tax benefits with an offsetting adjustment to retained earnings. Adoption of the new standard resulted in net excess tax benefits in the provision for income taxes of $7.5 million for the three months ended January 31, 2018.
Non-U.S. Examinations

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of over $18 million. In addition, if the treatment of research expenses were applied to fiscal years after 2014, Synopsys Hungary could lose approximately $18 million in tax benefit in tax periods subsequent to fiscal 2017 due to the enacted reduction of Hungary’s corporate income tax rate. While the ultimate outcome is not certain, the Company believes there is no merit to the assessment and that it will ultimately prevail against the positions taken by the HTA. To that end, on August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. An initial hearing is scheduled for February 2018. If the Company prevails, the assessment of $47 million and associated interest and penalties would be canceled, but the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.

The Company is also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
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

Proceedings on these patents are resuming in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On September 1, 2017, the Federal Circuit denied the Company's petition for rehearing. On November 30, 2017, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Federal Circuit’s ruling. Mentor's response is currently due on March 19, 2018.
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
This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” "forecast," or the negatives of such terms, and similar expressions intended to identify forward-looking statements. Without limiting the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning expected growth in the semiconductor and electronics industries, and the effects of consolidation among our customers and within the industries in which we operate, our business outlook, our business model, our growth strategy, the ability of our prior acquisitions to drive revenue growth, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, our future liquidity requirements, and other statements that involve certain known and unknown risks, uncertainties and other factors that could cause our actual results, time frames or achievements to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those identified below in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to Synopsys or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect our business.
The following summary of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this report and with our audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, as filed with the SEC on December 14, 2017.
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

Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help these companies overcome the challenges of developing increasingly advanced electronics products while also helping them reduce their design and manufacturing costs. While our products are an important part of our customers’ development process, their research and development budget and spending decisions may be affected by their business outlook and willingness to invest in new and increasingly complex chip designs. In addition, a number of consolidations have taken place in the semiconductor industry over the past several years. While we do not believe customer consolidations have had a material impact on our results, the future impact of ongoing consolidation is uncertain. For a discussion of potential risks, please see the risk factor titled “Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results” in Part II, Item 1A, Risk Factors.

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
Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that every five or six years, we have a 53-week year. When a 53-week year occurs, we include the additional week in the first quarter to realign fiscal quarters with calendar quarters. Fiscal 2018 will be a 53-week year and will end on November 3, 2018, which will impact our revenue, expenses and operating results. Fiscal 2017 was a 52-week year and ended on October 28, 2017.
Our results of operations for the first quarters of fiscal 2018 and 2017 included 14 weeks and 13 weeks, respectively, and ended on February 3, 2018 and January 28, 2017, respectively. The extra week in the first quarter of fiscal 2018 resulted in approximately $46 million of additional revenue, and approximately $34 million of additional expenses. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Financial Performance Summary
In the first quarter of fiscal 2018, compared to the same period of fiscal 2017:

•
Revenues were $769.4 million, an increase of $116.6 million, or 18%, primarily driven by the overall growth in our business mainly due to higher TSL license revenue, and the first quarter of fiscal 2018 having an extra week.

•
Total cost of revenue and operating expenses were $661.7 million, an increase of $105.8 million, or 19%, primarily due to increases in headcount, including those from acquisitions, and an extra week in the first quarter of fiscal 2018.

•	Operating income of $107.7 million, an increase of $10.8 million or 11%.

•	Provision for income taxes was $123.8 million, an increase of $102.0 million, primarily driven by the charges related to the enactment of the Tax Act.

•	As a result, we had a net loss of $3.7 million compared to net income of $86.6 million.
During the three-month period ended January 31, 2018, 88% of our revenue was time-based.
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
Since the issuance of Topic 606, the FASB has issued several amendments to the ASU, including amendments that defer the initially proposed adoption date, clarify accounting for licenses of intellectual property, and identify performance obligations.
Topic 606 will be effective for us beginning in fiscal 2019, including interim periods within that reporting period. The ASU permits two retrospective methods for adoption. We will adopt Topic 606 using the modified retrospective method under which the cumulative effect of initially applying the guidance is recognized at the date of initial application.
Under the modified retrospective transition method, we will evaluate each contract that is effective on the adoption date as if that contract had been accounted for under Topic 606 from contract inception. Some revenue that would have been recognized in future periods under Topic 605 will be recast under Topic 606 as if the revenue had been recognized in prior periods. As this transition method requires that we do not adjust historical reported revenue amounts, the revenue that would have been recognized under this method prior to the adoption date will be a cumulative catch-up adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Because we expect that a slightly lower percentage of our revenue will be recognized over time under Topic 606, we expect to have a small percentage of our year-end backlog to be adjusted to retained earnings upon adoption.
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
Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. This will require us to capitalize incremental costs such as commissions and other costs directly related to obtaining customer contracts and amortize those costs over the period the assets are expected to contribute future cash flows. As commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Under the existing rules, we expense commissions based on shipments. We do not expect this change to have a material impact to our commission expenses.
We are currently implementing processes and controls to assist in the adoption of Topic 606.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes the lease requirements in "Leases (Topic 840)." This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the Consolidated Statement of Financial Position. This ASU also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. This ASU will be effective for us in fiscal 2020, including interim periods within that reporting period, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU will be effective for us in fiscal 2019, including interim periods within that reporting period, and earlier adoption is permitted. We are currently in the process of evaluating the impact of adoption on our consolidated financial statements.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, filed with the SEC on December 14, 2017.
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

weighted-average term of the TSLs and term licenses is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered into during the quarter. For the three months ended January 31, 2018 and 2017, the weighted-average license term was 3.0 and 2.8 years, respectively.

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

Our revenue in any period is equal to the sum of our time-based products, upfront products, and maintenance and services revenue for the period. We derive time-based products revenue largely from TSL orders received and delivered in prior quarters and to a smaller extent from contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront products revenue directly from term and perpetual license and hardware product orders mostly booked and shipped during the period. We derive maintenance revenue largely from maintenance orders received in prior periods since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue primarily from orders received in prior quarters, since we recognize revenue from professional services as those services are delivered and accepted or on percentage of completion for arrangements requiring significant modification of our software, and not when they are booked.
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
Total Revenue

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$769.4	$652.8	$116.6	18%
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

The increase in total revenue for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was primarily attributable to the overall growth in our business mainly due to higher TSL license revenue from arrangements booked in prior periods, and due to the first quarter of fiscal 2018 having an extra week, compared to fiscal 2017, which resulted in additional revenue of approximately $46 million.
Time-Based Products Revenue

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$570.9	$489.4	$81.5	17%
Percentage of total revenue	74%	75%
The increase in time-based products revenue for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods, and the extra week in the first quarter of fiscal 2018 compared to fiscal 2017.
Upfront Products Revenue

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$91.6	$79.6	$12.0	15%
Percentage of total revenue	12%	12%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was primarily attributable to an increase in the sale of hardware products driven by timing of customer requirements.
As our sales of hardware products grow, upfront products revenue as a percentage of total revenue will likely fluctuate modestly. Such fluctuations will continue to be impacted by the timing of shipments due to customer requirements.

Maintenance and Service Revenue

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$25.3	$19.4	$5.9	30%
Professional services and other revenue	81.6	64.4	17.2	27%
Total maintenance and service revenue	$106.9	$83.8	$23.1	28%
Percentage of total revenue	14%	13%
The increase in maintenance revenue for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was primarily due to the increase in consulting projects, including contributions from acquisitions, and to a lesser extent, the impact of the extra week in the first quarter of fiscal 2018.
We expect our professional services revenue to increase in future periods as a result of recent acquisitions, but we do not expect the impact to be material to our total revenue.

Cost of Revenue

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$111.4	$97.0	$14.4	15%
Cost of maintenance and service revenue	50.8	37.2	13.6	37%
Amortization of intangible assets	19.0	21.5	(2.5)	(12)%
Total	$181.2	$155.7	$25.5	16%
Percentage of total revenue	24%	24%
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
The increase in cost of revenue for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $13.5 million in personnel-related costs as a result of headcount increases, including those from acquisitions, one additional week of expenses of approximately $4.5 million, $2.0 million in hardware product costs due to increases in, and timing of, shipments, and $3.0 million in costs related to servicing IP consulting arrangements, which were partially offset by a decrease of $2.5 million in amortization of intangible assets.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$264.4	$212.6	$51.8	24%
Percentage of total revenue	34%	33%
The increase in research and development expenses for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $25.6 million in personnel-related costs as a result of headcount increases, including those from acquisitions, one additional week of expenses of approximately $19.3 million, and functionally allocated expenses that were higher by $3.5 million.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.

Sales and Marketing

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$150.5	$126.5	$24.0	19%
Percentage of total revenue	20%	19%
The increase in sales and marketing expenses for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $13.1 million in personnel-related costs as a result of headcount increases, one additional week of expenses of approximately $5.8 million, and $2.1 million in variable compensation, primarily based on timing of shipments.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$56.4	$40.9	$15.5	38%
Percentage of total revenue	7%	6%
The increase in general and administrative expenses for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $5.6 million in personnel-related costs as a result of headcount increases, $7.7 million in professional service costs, and one additional week of expenses of approximately $4.1 million.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$19.0	$21.5	$(2.5)	(12)%
Included in operating expenses	9.5	8.0	1.5	19%
Total	$28.5	$29.5	$(1.0)	(3)%
Percentage of total revenue	4%	5%
Amortization of intangible assets for the three months ended January 31, 2018 compared to the same period in fiscal 2017 was relatively flat primarily due to intangible assets that were fully amortized, offset by additions of acquired intangible assets. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
During the three months ended January 31, 2017, we recorded restructuring charges of $12.1 million. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our restructuring charges.

Other Income (Expense), net

	January 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.6	$1.2	$0.4	33%
Interest (expense)	(2.8)	(1.3)	(1.5)	115%
Gain (loss) on assets related to executive deferred compensation plan	13.4	7.8	5.6	72%
Foreign currency exchange gain (loss)	(1.0)	3.2	(4.2)	(131)%
Other, net	1.2	0.6	0.6	100%
Total	$12.4	$11.5	$0.9	8%
Other income (expense), net, for the three months ended January 31, 2018 compared to the same period in fiscal 2017 remained relatively flat, primarily due to higher gains in the market value of our executive deferred compensation plan assets, offset by a foreign currency exchange loss in the first quarter of fiscal 2018 compared to gains in the same period of fiscal 2017, as a result of the weakened U.S. dollar against the related foreign currencies.
Taxes
Our effective tax rate increased in the three months ended January 31, 2018, as compared to the same period in fiscal 2017, primarily due to the Tax Cuts and Jobs Act ("Tax Act") enacted on December 22, 2017. The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%.
The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, our statutory federal corporate tax rate is a blended rate of 23.4%, which will be reduced to 21% in fiscal 2019 and thereafter.
We have made provisional estimates of the accounting impacts of certain provisions of the Tax Act. We continue to obtain, analyze and interpret additional guidance issued and will revise our estimates as additional information becomes available. The provisional accounting impacts may change in future reporting periods until the accounting is finalized, which will occur no later than the first quarter of fiscal 2019.
As a result of the reduction in the federal corporate tax rate, we remeasured our deferred taxes, resulting in a provisional tax charge of $46 million based on the tax rate that will apply when these deferred taxes are settled or realized in future periods.
As part of the adoption of new territorial tax system, the Tax Act requires us to pay a one-time transition tax on previously untaxed earnings and profits of certain of our foreign subsidiaries at a rate of 15.5% on such earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings, in each case reduced by certain foreign tax credits. We have recorded a provisional transition tax expense of $71 million, as well as $2 million of provisional state taxes on these earnings, and income taxes payable of $78 million. We intend to elect to pay the federal transition tax over a period of eight years as permitted by the Tax Act.
As part of the adoption of a territorial tax system, the Tax Act also provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017 that were not subject to the one-time transition tax. We have provided for U.S. state income and foreign withholding taxes on undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
For further discussion of the provision for income taxes and impacts related to the Tax Act, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of January 31, 2018, we held an aggregate of $146.4 million in cash and cash equivalents in the United States and an aggregate of $459.5 million in our foreign subsidiaries. As a result of the Tax Act enacted on December 22, 2017, we have recorded a provisional tax liability for the transition tax on foreign earnings, payable over eight years, of $76 million reflected as a long-term liability, as well as state taxes of $2 million. If we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings that were subject to the transition tax would not be subject to further U.S. tax. In addition, we have provided state and foreign deferred taxes on our undistributed earnings sufficient to address the incremental tax that would be due on future foreign earnings.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the three months ended January 31, 2018.
Cash and Cash Equivalents

	January 31, 2018	October 31, 2017	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$605.9	$1,048.4	$(442.5)	(42)%
Cash and cash equivalents decreased primarily due to cash used for acquisitions, stock repurchases under our accelerated stock repurchase agreements (the December 2017 ASRs), cash used in our operations, and purchases of property and equipment. Cash used was partially offset by net proceeds from our credit facilities.

Cash Flows

	January 31,
	2018	2017	$ Change
	(dollars in millions)
Three months ended
Cash (used in) provided by operating activities	$(59.4)	$46.9	$(106.3)
Cash (used in) investing activities	(625.0)	(202.8)	(422.2)
Cash provided by financing activities	230.4	15.9	214.5
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
Cash (used in) provided by operating activities. Cash used in operating activities for the three months ended January 31, 2018 was $59.4 million compared to cash provided by operating activities of $46.9 million in the same period in fiscal 2017, primarily due to higher disbursements for operations, including vendors and tax payments, partially offset by an increase in cash collections.
Cash used in investing activities. Cash used in investing activities for the three months ended January 31, 2018 was higher compared to the same period in fiscal 2017, primarily due to higher cash paid for acquisitions of $420.7 million.
Cash provided by financing activities. Cash provided by financing activities for the three months ended January 31, 2018 was higher compared to the same period in fiscal 2017, primarily due to higher proceeds from our credit facilities, net of repayments, of $313.1 million, partially offset by higher stock repurchase activities of $100.0 million.

Accounts Receivable, net

	January 31, 2018	October 31, 2017	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$499.4	$451.1	$48.3	11%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 64 days at January 31, 2018 and 59 days at October 31, 2017. Accounts receivable and DSO increased primarily due to the timing of billings to customers.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	January 31, 2018	October 31, 2017	$ Change	% Change
	(dollars in millions)
Current assets	$1,332.3	$1,682.6	$(350.3)	(21)%
Current liabilities	1,950.4	1,614.1	336.3	21%
Working capital	$(618.1)	$68.5	$(686.6)	(1,002)%
Decreases in our working capital were primarily due to a decrease of $442.5 million in cash and cash equivalents, and an increase in short term debt of $431.0 million, which were partially offset by a decrease in accounts payable and accrued liabilities of $150.5 million.
Other Commitments—Credit Facility
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of January 31, 2018, we were in compliance with all financial covenants.
As of January 31, 2018, we had a $142.1 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $131.3 million is classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2018	$8,438
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$142,500
As of October 31, 2017, we had a $144.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $134.1 million is classified as long-term liabilities, and no outstanding balance under the Revolver.
In December 2017, we drew down $450.0 million under the Revolver and the total outstanding balance of the Revolver as of January 31, 2018 was $430.0 million, which is included in short-term liabilities. We expect the borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of January 31, 2018, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
As of January 31, 2018, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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
As of January 31, 2018, our exposure to market risk has not changed materially since October 31, 2017. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, filed with the SEC on December 14, 2017.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of January 31, 2018, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of January 31, 2018, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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

Proceedings on these patents are resuming in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On September 1, 2017, the Federal Circuit denied the Company's petition for rehearing. On November 30, 2017, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Federal Circuit’s ruling. Mentor's response is currently due on March 19, 2018.
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

Other Proceedings
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company's Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of over $18 million (at current exchange rates). On August 2, 2017, Synopsys

Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment, while continuing its challenge to the assessment in court. An initial hearing is scheduled for February 2018.

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

Many factors may cause our revenue or earnings to fluctuate, including:

•
Changes in demand for our products-especially products, such as hardware, generating upfront revenue-due to fluctuations in demand for our customers’ products and due to constraints in our customers’ budgets for research and development and EDA products and services;

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

•	Our ability to implement effective cost control measures;

•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;

•	Changes in the mix of our products sold, as increased sales of our products with lower gross margins, such as our hardware products, may reduce our overall margins;

•	Expenses related to our acquisition and integration of businesses and technology;

•	Changes in tax rules, as well as changes to our effective tax rate, including the tax effects of infrequent or unusual transactions;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products, which include a sole supplier for certain hardware components; and

•	General economic and political conditions that affect the semiconductor and electronics industries.

The timing of revenue recognition may also cause our revenue and earnings to fluctuate, due to factors that include:

•	Cancellations or changes in levels of orders or the mix between upfront products revenue and time-based products revenue;

•	Delay of one or more orders for a particular period, particularly orders generating upfront products revenue, such as hardware;

•	Delay in the completion of professional services projects that require significant modification or customization and are accounted for using the percentage of completion method;

•	Delay in the completion and delivery of IP products in development as to which customers have paid for early access;

•	Customer contract amendments or renewals that provide discounts or defer revenue to later periods;

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

We offer software security and quality testing solutions. If we fail to identify new and increasingly sophisticated methods of cyber attack, or fail to invest sufficient resources in research and development regarding new threat vectors, our security testing products and services may fail to detect vulnerabilities in our customers’ software code. An actual or perceived failure to identify security flaws may harm the perceived reliability of our security testing products and services, and could result in a loss of customers, sales, or an increased cost to remedy a problem. Furthermore, our growth and recent acquisitions in the software security and quality testing space may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own information technology infrastructure. Successful attacks could damage our reputation as a security-focused company.

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

The growth of our hardware products subject us to several risks, including:

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

Our results could be adversely affected by a change in our effective tax rate as a result of tax law changes and related new or revised guidance and regulations, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, or by evolving enforcement practices.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Because we have a wide range of statutory tax rates in the multiple jurisdictions in which we operate, any changes in our geographical earnings mix, including those resulting from our intercompany transfer pricing or from changes in the rules governing transfer pricing, could materially impact our effective tax rate. Furthermore, a change in the tax law of the jurisdictions where we do business, including an increase in tax rates, or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense and impact our financial position and cash flows.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business in the current year and future years. Accounting for these provisions in fiscal 2018 requires the use of provisional estimates in our financial statements, and the exercise of significant judgment in accounting for the Tax Act's provisions. As regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain new provisions that will affect our income from foreign operations beginning in our fiscal 2019, as well as a lower corporate tax rate on income from domestic operations. The net impact of such changes are uncertain, and could adversely affect our tax rate and cash flow in future years.

Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries. On October 5, 2015, the OECD issued a series of reports recommending changes to numerous long-standing tax principles. Many of these recommendations are being adopted by various countries in which we do business and may increase our taxes in these countries. In addition, the Republic of Ireland has changed its corporate residence rules and will require changes to our tax position by January 1, 2021. On July 26, 2016, Hungary amended its IP regime to bring it in line with the OECD BEPS Project and the changes were effective in fiscal 2017. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to the Tax Act, could increase uncertainty and may adversely affect our tax rate and cash flow in future years.

Our income and non-income tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We are also liable for potential tax liabilities of businesses we acquire, including future taxes payable related to the transition tax on earnings from their foreign operations, if any, under the Tax Act. Although we believe our tax estimates are reasonable, the final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could adversely affect our income tax provision and net income in the periods for which that determination is made.

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during those years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of over $18 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law, and we continue to appeal the assessment through the Hungarian Administrative Court. In addition, if the HTA's treatment of research expenses were applied to fiscal years after 2014, Synopsys Hungary could lose approximately $18 million in tax benefits in tax periods subsequent to fiscal 2017 due to the enacted reduction of Hungary's corporate income tax rate. If the assessment is ultimately canceled, the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.

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
As of January 31, 2018, approximately 76% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs, including the Tax Act provisional transition tax, primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of January 31, 2018, we had outstanding debt of $142.1 million, net of an immaterial amount of debt issuance costs, under our $150.0 million term loan facility, and $430.0 million of outstanding debt under our $650.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
From time to time we are subject to claims that our products infringe on third-party intellectual property rights.
We are from time to time subject to claims alleging our infringement of third-party intellectual property rights, including patent rights. For example, we and Emulation & Verification Engineering S.A. (EVE), a company we acquired in October 2012, are party to ongoing patent infringement lawsuits involving Mentor Graphics Corporation. The jury in one of the lawsuits returned a verdict of approximately $36 million in assessed damages against us for patent infringement, and the court in the lawsuit has entered an injunction prohibiting certain sales activities relating to the features found by the jury to infringe. We have appealed from the injunction and the final judgment in the case. Further information regarding the EVE lawsuits is contained in Part II, Item 1, Legal Proceedings and Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 as filed with the SEC on December 14, 2017. In addition, under our customer agreements and other license agreements, we agree in many cases to indemnify our customers if our products infringe a third party’s intellectual property rights. Infringement claims can result in costly and time-consuming litigation, require us to enter into royalty arrangements, subject us to damages or injunctions restricting our sale of products, invalidate a patent or family of patents, require us to refund license fees to our customers or to forgo future payments or require us to redesign certain of our products, any one of which could harm our business and operating results.

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
In September 2017, we entered into an accelerated share repurchase agreement (the September 2017 ASR) to repurchase an aggregate of $100.0 million of our common stock. Pursuant to the September 2017 ASR, we made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in November 2017. Total shares repurchased under the September 2017 ASR were approximately 1.2 million shares, at an average purchase price of $83.80 per share.
In December 2017, we entered into two simultaneous accelerated share repurchase agreements (the December 2017 ASRs) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the December 2017 ASRs, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. In February 2018, we received additional deliveries of shares valued at $20.0 million for one of the two December 2017 ASRs. The remaining balance of $20.0 million is anticipated to be settled on or before May 16, 2018. Under the terms of the December 2017 ASRs, the specific number of shares that we ultimately repurchase will be based on the volume-weighted average share price of our common stock during the repurchase period, less a discount.

The table below sets forth information regarding our repurchases of our common stock during the three months ended January 31, 2018:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
October 29, 2017 through December 2, 2017(2)	181,988	$109.90	181,988	$400,000,000
Month #2
December 3, 2017 through January 6, 2018	1,804,851	$88.65	1,804,851	$200,000,000
Month #3
January 7, 2018 through February 3, 2018	—	$—	—	$200,000,000
Total	1,986,839	$90.60	1,986,839	$200,000,000

(1)	As of January 31, 2018, $200.0 million remained available for future repurchases under the program.

(2)	The first quarter of fiscal 2018 includes the settlement of the $20.0 million equity forward contract related to the September 2017 ASR.
See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: February 23, 2018	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)