Form 10-Q
period 2018-04-30
SYNOPSYS INC
filed 2018-05-25
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 23, 2018, there were 149,010,904 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 30, 2018	October 31, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$570,801	$1,048,356
Accounts receivable, net	568,434	451,144
Income taxes receivable and prepaid taxes	46,847	48,257
Prepaid and other current assets	184,104	134,836
Total current assets	1,370,186	1,682,593
Property and equipment, net	283,782	266,014
Goodwill	3,147,124	2,706,974
Intangible assets, net	422,195	253,843
Long-term prepaid taxes	94,266	20,157
Deferred income taxes	138,066	243,989
Other long-term assets	243,452	222,844
Total assets	$5,699,071	$5,396,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$373,938	$499,846
Accrued income taxes	9,251	39,811
Deferred revenue	1,101,886	1,064,528
Short-term debt	396,847	9,924
Total current liabilities	1,881,922	1,614,109
Long-term accrued income taxes	37,460	33,239
Long-term deferred revenue	119,930	83,252
Long-term debt	127,500	134,063
Other long-term liabilities	271,862	252,027
Total liabilities	2,438,674	2,116,690
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 148,961 and 150,445 shares outstanding, respectively	1,490	1,505
Capital in excess of par value	1,678,921	1,622,429
Retained earnings	2,223,287	2,143,873
Treasury stock, at cost: 8,300 and 6,817 shares, respectively	(585,016)	(426,208)
Accumulated other comprehensive income (loss)	(62,389)	(65,979)
Total Synopsys stockholders’ equity	3,256,293	3,275,620
Non-controlling interest	4,104	4,104
Total stockholders’ equity	3,260,397	3,279,724
Total liabilities and stockholders’ equity	$5,699,071	$5,396,414
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Revenue:
Time-based products	$556,770	$501,096	$1,127,703	$990,461
Upfront products	99,960	83,450	191,564	163,059
Maintenance and service	120,106	95,523	226,995	179,335
Total revenue	776,836	680,069	1,546,262	1,332,855
Cost of revenue:
Products	108,199	100,907	219,593	197,878
Maintenance and service	50,130	41,487	100,884	78,790
Amortization of intangible assets	20,450	19,634	39,458	41,106
Total cost of revenue	178,779	162,028	359,935	317,774
Gross margin	598,057	518,041	1,186,327	1,015,081
Operating expenses:
Research and development	252,134	223,015	516,545	435,663
Sales and marketing	147,188	137,211	297,700	263,722
General and administrative	58,809	83,438	115,181	124,304
Amortization of intangible assets	10,736	7,864	20,275	15,900
Restructuring charges	2,176	12,907	1,894	25,012
Total operating expenses	471,043	464,435	951,595	864,601
Operating income	127,014	53,606	234,732	150,480
Other income (expense), net	(7,715)	8,414	4,670	19,901
Income before income taxes	119,299	62,020	239,402	170,381
Provision (benefit) for income taxes	16,827	8,714	140,621	30,487
Net income	$102,472	$53,306	$98,781	$139,894
Net income per share:
Basic	$0.69	$0.35	$0.66	$0.93
Diluted	$0.67	$0.34	$0.64	$0.90
Shares used in computing per share amounts:
Basic	149,034	150,384	149,245	150,583
Diluted	153,167	154,861	153,664	154,754
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$102,472	$53,306	$98,781	$139,894
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(11,122)	13,961	9,958	9,301
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	—	9	—	(54)
Cash flow hedges:
Deferred gains (losses), net of tax of $2,264 and $(1,155), for the three and six months ended April 30, 2018, respectively, and of $(2,265) and $(2,945) for each of the same periods in fiscal 2017, respectively	(8,533)	4,036	4,480	10,488
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $1,195 and $2,520, for the three and six months ended April 30, 2018, respectively, and of $(315) and $(1,164) for each of the same periods in fiscal 2017, respectively	(5,542)	1,738	(10,848)	5,593
Other comprehensive income (loss), net of tax effects	(25,197)	19,744	3,590	25,328
Comprehensive income	$77,275	$73,050	$102,371	$165,222
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended April 30,
	2018	2017
Cash flows from operating activities:
Net income	$98,781	$139,894
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	96,829	97,044
Stock compensation	65,288	51,396
Allowance for doubtful accounts	3,367	679
(Gain) loss on sale of investments	4	(1)
(Gain) loss on sale of property and equipment	(97)	—
Write-down of long-term investments	—	1,300
Deferred income taxes	38,878	3,339
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(105,457)	81,098
Prepaid and other current assets	(47,664)	(13,291)
Other long-term assets	(21,753)	(24,021)
Accounts payable and accrued liabilities	(131,763)	(23,341)
Income taxes	(44,577)	(11,436)
Deferred revenue	52,229	(132,803)
Net cash provided by operating activities	4,065	169,857
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	12,449	94,512
Purchases of short-term investments	—	(94,182)
Proceeds from sales of property and equipment	1,662	—
Purchases of property and equipment	(48,612)	(31,195)
Cash paid for acquisitions and intangible assets, net of cash acquired	(643,537)	(187,624)
Capitalization of software development costs	(1,760)	(2,066)
Other	—	2,100
Net cash used in investing activities	(679,798)	(218,455)
Cash flows from financing activities:
Proceeds from credit facilities and term loan	450,000	250,000
Repayment of debt	(69,687)	(36,875)
Issuances of common stock	58,975	62,254
Payments for taxes related to net share settlement of equity awards	(11,883)	(8,058)
Purchase of equity forward contract	—	(20,000)
Purchases of treasury stock	(235,000)	(180,000)
Other	—	(482)
Net cash provided by financing activities	192,405	66,839
Effect of exchange rate changes on cash and cash equivalents	5,773	(3,536)
Net change in cash and cash equivalents	(477,555)	14,705
Cash and cash equivalents, beginning of year	1,048,356	976,620
Cash and cash equivalents, end of period	$570,801	$991,325
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
The results of operations for the first six months of fiscal 2018 and 2017 included 27 weeks and 26 weeks, respectively, and ended on May 5, 2018 and April 29, 2017, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Note 3. Business Combinations
During the six months ended April 30, 2018, the Company completed several acquisitions with aggregate cash consideration of $631.1 million, net of cash, cash equivalents and short-term investments acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s unaudited condensed consolidated statements of operations.
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
As of April 30, 2018, the total purchase consideration and the preliminary purchase price allocation were as follows:

(in thousands)
Cash paid	$563,500
Fair value of assumed equity awards allocated to purchase consideration	1,588
Total consideration	$565,088

Goodwill	$396,346
Identifiable intangibles assets acquired	178,000
Cash, cash equivalents and short-term investments	19,491
Other tangible liabilities acquired, net	(13,249)
Deferred revenue	(15,500)
Total purchase allocation	$565,088
The preliminary goodwill of $396.3 million is not deductible for tax purposes. The acquired identifiable intangible assets of $178.0 million were valued using the income or cost methods. The intangible assets are being amortized over their respective useful lives ranging from one to ten years. The acquisition-related costs directly attributable to the business combination of $1.9 million and $13.5 million, including compensation expenses, professional fees and other direct expenses, were expensed as incurred in the unaudited condensed consolidated statement of operations for the three and six months ended April 30, 2018, respectively. The Company funded the acquisition with cash. The cash consideration was $544.0 million, net of acquired cash, cash equivalents and short-term investments.
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
Other Fiscal 2018 Acquisitions
During the six months ended April 30, 2018, the Company completed other acquisitions for a total purchase consideration of $87.1 million, net of cash acquired. The Company does not consider these acquisitions to be material to the Company’s unaudited condensed consolidated financial statements. The preliminary purchase price allocations resulted in $38.4 million of goodwill, which is not deductible for tax purposes, and $50.2 million of acquired identifiable intangible assets valued using the income or cost methods. The intangible assets are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs for these acquisitions, totaling $3.3 million, were expensed as incurred in the unaudited condensed consolidated statement of operations. The Company funded these acquisitions with cash.
The preliminary fair value estimates for the assets acquired and liabilities assumed for all acquisitions completed within 12 months from the applicable acquisition date are not yet finalized and may change as additional information becomes available during the respective measurement periods. The primary areas of those preliminary estimates relate to certain tangible assets and liabilities, identifiable intangible assets, and income taxes. Additional information, which existed as of the respective acquisition dates but is yet unknown to the Company, may become known to the Company during the remainder of the respective measurement periods, a period not to exceed 12 months from the applicable acquisition date. Changes to the provisional amounts recorded as assets or liabilities during a measurement period may result in an adjustment to goodwill.

Note 4. Goodwill and Intangible Assets
Goodwill as of April 30, 2018 and October 31, 2017 consisted of the following:

(in thousands)
As of October 31, 2017	$2,706,974
Additions	434,741
Adjustments	(76)
Effect of foreign currency translation	5,485
As of April 30, 2018	$3,147,124

Intangible assets as of April 30, 2018 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$767,764	$563,097	$204,667
Customer relationships	358,090	185,128	172,962
Contract rights intangible	184,180	174,861	9,319
Trademarks and trade names	42,929	19,599	23,330
In-process research and development (IPR&D)(1)	8,200	—	8,200
Capitalized software development costs	34,628	30,911	3,717
Total	$1,395,791	$973,596	$422,195

Intangible assets as of October 31, 2017 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$647,975	$526,796	$121,179
Customer relationships	278,811	166,886	111,925
Contract rights intangible	174,615	172,178	2,437
Trademarks and trade names	25,329	17,401	7,928
In-process research and development (IPR&D)(1)	6,600	—	6,600
Capitalized software development costs	32,868	29,094	3,774
Total	$1,166,198	$912,355	$253,843

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Core/developed technology	$18,985	$16,471	$37,053	$34,754
Customer relationships	9,656	6,844	18,219	13,736
Contract rights intangible	1,372	3,286	2,262	6,677
Trademarks and trade names	1,172	896	2,198	1,838
Capitalized software development costs	897	989	1,817	1,966
Total	$32,082	$28,486	$61,549	$58,971
The following table presents the estimated future amortization of the existing intangible assets as of April 30, 2018:

Fiscal Year	(in thousands)
Remainder of fiscal 2018	$61,217
2019	100,646
2020	76,226
2021	54,693
2022	43,227
2023 and thereafter	77,986
IPR&D(1)	8,200
Total	$422,195

(1)	IPR&D assets are reclassified to core/developed technology and are amortized over their useful lives upon completion or written off upon abandonment.

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
As of April 30, 2018, the balances of our cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$85,216	$—	$—	$—	$85,216
Total:	$85,216	$—	$—	$—	$85,216

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents.

As of October 31, 2017, the balances of our cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$560,594	$—	$—	$—	$560,594
Total:	$560,594	$—	$—	$—	$560,594

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents.

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
Derivatives. The Company recognizes derivative instruments as either assets or liabilities in the unaudited condensed consolidated balance sheets at fair value and provides qualitative and quantitative disclosures about such derivatives. The Company operates internationally and is exposed to potentially adverse movements in foreign currency exchange rates. The Company enters into hedges in the form of foreign currency forward contracts to reduce its exposure to foreign currency rate changes on non-functional currency denominated forecasted transactions and balance sheet positions including: (1) certain assets and liabilities, (2) shipments forecasted to occur within approximately one month, (3) future billings and revenue on previously shipped orders, and (4) certain future intercompany invoices denominated in foreign currencies.
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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Gain (loss) recorded in other income (expense), net	$1,248	$1,263	$(323)	$1,322
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of April 30, 2018	As of October 31, 2017
	(in thousands)
Total gross notional amount	$944,808	$955,139
Net fair value	$3,752	$14,052
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of April 30, 2018
Other current assets	$10,122	$57
Accrued liabilities	$5,837	$590
As of October 31, 2017
Other current assets	$16,582	$15
Accrued liabilities	$2,485	$59

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended April 30, 2018
Foreign exchange contracts	Revenue	$662	Revenue	$(169)
Foreign exchange contracts	Operating expenses	(9,195)	Operating expenses	5,711
Total		$(8,533)		$5,542
Three months ended April 30, 2017
Foreign exchange contracts	Revenue	$(1,604)	Revenue	$(428)
Foreign exchange contracts	Operating expenses	5,669	Operating expenses	(1,310)
Total		$4,065		$(1,738)
Six months ended April 30, 2018
Foreign exchange contracts	Revenue	$(1,964)	Revenue	$1,498
Foreign exchange contracts	Operating expenses	6,444	Operating expenses	9,350
Total		$4,480		$10,848
Six months ended April 30, 2017
Foreign exchange contracts	Revenue	$7,000	Revenue	$(2,181)
Foreign exchange contracts	Operating expenses	3,610	Operating expenses	(3,412)
Total		$10,610		$(5,593)
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended April 30, 2018	$308	$607
For the three months ended April 30, 2017	$(5)	$1,499
For the six months ended April 30, 2018	$522	$1,707
For the six months ended April 30, 2017	$164	$2,617

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of April 30, 2018:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$85,216	$85,216	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	10,179	—	10,179	—
Other long-term assets:
Deferred compensation plan assets	212,976	212,976	—	—
Total assets	$308,371	$298,192	$10,179	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$6,427	$—	$6,427	$—
Other long-term liabilities:
Deferred compensation plan liabilities	212,976	212,976	—	—
Total liabilities	$219,403	$212,976	$6,427	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2017:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$560,594	$560,594	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	16,596	—	16,596	—
Other long-term assets:
Deferred compensation plan assets	197,542	197,542	—	—
Total assets	$774,732	$758,136	$16,596	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,544	$—	$2,544	$—
Other long-term liabilities:
Deferred compensation plan liabilities	197,542	197,542	—	—
Total liabilities	$200,086	$197,542	$2,544	$—

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
The Company did not recognize any impairment during the three and six months ended April 30, 2018. The Company did not recognize any impairment during the three months ended April 30, 2017 and recorded $1.3 million of other-than-temporary impairment during the six months ended April 30, 2017.
Note 7. Liabilities and Restructuring Charges
During the three and six months ended April 30, 2018, the Company incurred restructuring charges of approximately $1.8 million as part of a business realignment. Total charges under this realignment are expected to be $8 million to $10 million consisting of severance and benefits. The outstanding balance as of April 30, 2018 was $0.9 million recorded in accounts payable and accrued liabilities as payroll and related benefits in the unaudited condensed consolidated balance sheets.
In fiscal 2017, the Company recorded $36.6 million of restructuring charges for severance and benefits due to involuntary and voluntary employee termination actions. During the three and six months ended April 30, 2018, the Company made payments of $9.4 million and $17.3 million, respectively. The outstanding balance as of April 30, 2018 was immaterial and expected to be paid by the end of the third quarter of fiscal 2018. As of October 31, 2017, the outstanding balance was $17.5 million recorded in accounts payable and accrued liabilities as payroll and related benefits in the audited consolidated balance sheets.

Accounts payable and accrued liabilities consist of:

	April 30, 2018	October 31, 2017
	(in thousands)
Payroll and related benefits	$234,734	$382,773
Other accrued liabilities	95,725	97,119
Accounts payable	43,479	19,954
Total	$373,938	$499,846
Other long-term liabilities consist of:

	April 30, 2018	October 31, 2017
	(in thousands)
Deferred compensation liability	$212,976	$197,542
Other long-term liabilities	58,886	54,485
Total	$271,862	$252,027
Note 8. Credit Facility
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2018, the Company was in compliance with all financial covenants.
As of April 30, 2018, the Company had a $139.3 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $127.5 million is classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2018	$5,625
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$139,687
As of October 31, 2017, the Company had a $144.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $134.1 million is classified as long-term liabilities, and no outstanding balance under the Revolver.
In December 2017, the Company drew down $450.0 million under the Revolver and the total outstanding balance of the Revolver as of April 30, 2018 was $385.0 million after partial repayments, which is included in short-term liabilities. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2018, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.

The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	April 30, 2018	October 31, 2017
	(in thousands)
Cumulative currency translation adjustments	$(60,449)	$(70,407)
Unrealized gain (loss) on derivative instruments, net of taxes	(1,940)	4,428
Total accumulated other comprehensive income (loss)	$(62,389)	$(65,979)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(169)	$(428)	$1,498	$(2,181)
Operating expenses	5,711	(1,310)	9,350	(3,412)
Gain (loss) on available-for-sale securities
Other income (expense)	—	—	—	1
Total reclassifications into net income	$5,542	$(1,738)	$10,848	$(5,592)
Note 10. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on April 5, 2018. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of April 30, 2018, $490.0 million remained available for further repurchases under the program.
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
In December 2017, the Company entered into two simultaneous accelerated share repurchase agreements (the December 2017 ASRs) to repurchase an aggregate of $200.0 million of the Company's common stock. Pursuant to the December 2017 ASRs, the Company made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. In February 2018, the Company received additional deliveries of shares valued at $20.0 million for one of the two December 2017 ASRs. The remaining balance of $20.0 million was settled in March 2018.

Total shares repurchased under the December 2017 ASR were approximately 2.3 million shares, at an average purchase price of $87.08 per share.
Stock repurchase activities are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Total shares repurchased(1)(2)	916	1,381	2,902	2,775
Total cost of the repurchased shares (1)(2)	$75,000	$100,000	$255,000	$180,000
Reissuance of treasury stock	925	1,502	1,420	1,870

(1)	The first quarter of fiscal 2018 includes the settlement of the $20.0 million equity forward contract related to the September 2017 ASR.

(2)	The Company also repurchased 0.4 million shares at an average price of $82.61 per share, for an aggregate purchase price of $35.0 million during the three months ended April 30, 2018.

Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Cost of products	$3,460	$2,813	$6,843	$5,812
Cost of maintenance and service	1,290	947	2,537	1,808
Research and development expense	15,150	12,568	30,546	25,452
Sales and marketing expense	6,875	4,807	13,496	9,936
General and administrative expense	6,190	4,427	11,866	8,388
Stock compensation expense before taxes	32,965	25,562	65,288	51,396
Income tax benefit	(6,336)	(7,065)	(12,548)	(14,206)
Stock compensation expense after taxes	$26,629	$18,497	$52,740	$37,190
In addition to the tax benefit disclosed above, the Company recorded net excess tax benefits from stock-based compensation in the provision for income taxes of $3.3 million and $10.8 million, respectively, for the three and six months ended April 30, 2018. The Company recorded net excess tax benefits from stock-based compensation in the provision for income taxes of $8.3 million and $11.3 million, respectively, for the three and six months ended April 30, 2017. As of April 30, 2018, there was $220.8 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.3 years.
The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Intrinsic value of awards exercised	$12,017	$22,369	$30,792	$28,656

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
The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$102,472	$53,306	$98,781	$139,894
Denominator:
Weighted-average common shares for basic net income per share	149,034	150,384	149,245	150,583
Dilutive effect of potential common shares from equity-based compensation	4,133	4,477	4,419	4,171
Weighted-average common shares for diluted net income per share	153,167	154,861	153,664	154,754
Net income per share:
Basic	$0.69	$0.35	$0.66	$0.93
Diluted	$0.67	$0.34	$0.64	$0.90
Anti-dilutive employee stock-based awards excluded(1)	761	948	618	738

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
United States	$376,636	$350,489	$761,210	$669,908
Europe	97,014	78,395	182,479	154,068
Japan	70,435	57,206	138,824	118,904
Asia-Pacific and Other	232,751	193,979	463,749	389,975
Consolidated	$776,836	$680,069	$1,546,262	$1,332,855
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.
For the three and six months ended April 30, 2018 and 2017, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Interest income	$927	$1,499	$2,563	$2,733
Interest expense	(3,880)	(1,860)	(6,723)	(3,168)
Gain (loss) on assets related to executive deferred compensation plan assets	(7,245)	7,763	6,195	15,543
Foreign currency exchange gain (loss)	1,117	(623)	98	2,599
Other, net	1,366	1,635	2,537	2,194
Total	$(7,715)	$8,414	$4,670	$19,901
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.
The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Income before income taxes	$119,299	$62,020	$239,402	$170,381
Provision (benefit) for income taxes	$16,827	$8,714	$140,621	$30,487
Effective tax rate	14.1%	14.1%	58.7%	17.9%

Tax Reform

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, lowered the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018. Because the Company's fiscal 2018 commenced on November 1, 2017, the annual statutory federal corporate tax rate applicable to fiscal 2018 is a blended rate of 23.4%. Beginning in the Company's fiscal 2019, the annual statutory federal corporate tax rate will be 21%.

The Company’s effective tax rate for the three and six months ended April 30, 2018 differs from the statutory federal corporate tax rate of 23.4% primarily due to accounting for the effects of the enactment of the Tax Act, which increased income tax expense by $119 million in the first quarter of fiscal 2018. The increased income tax expense was partially offset by the benefits of lower-taxed international earnings, U.S. federal and California research tax credits and excess tax benefits from stock-based compensation, and partially increased by state taxes and the tax effects of non-deductible stock-based compensation and the integration of acquired technologies. The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities.
The Company's effective tax rate in the three months ended April 30, 2018 as compared to the same period in fiscal 2017 reflected a reduction in the statutory federal corporate rate due to the Tax Act, offset by higher excess tax benefits from stock-based compensation in the second quarter of fiscal 2017. The Company's effective tax rate increased in the six months ended April 30, 2018, as compared to the same periods in fiscal 2017, primarily due to the effects of the Tax Act.
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

As a result of the reduction in the federal corporate tax rate, the Company remeasured its deferred taxes as of the date of enactment of the Tax Act, resulting in a first quarter provisional tax charge of $46 million based on the tax rate that is expected to apply when such deferred taxes are settled or realized in future periods.

As part of the adoption of a new territorial tax system applicable to foreign earnings, the Tax Act requires the Company to pay a one-time tax (“transition tax”) on previously untaxed earnings and profits of certain of the Company’s foreign subsidiaries at a rate of 15.5% on such earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings, in each case reduced by certain foreign tax credits. In the first quarter of fiscal 2018, the Company recorded a provisional transition tax expense of $71 million, as well as $2 million of provisional state taxes on these earnings, and income taxes payable of $78 million. The calculation of the transition tax is dependent in part on the actual amount of foreign earnings and foreign taxes for fiscal 2018, as well as potential changes to the Company's tax structure that could occur in fiscal 2018 in response to the Tax Act.

Upon further analyses of certain aspects of the Tax Act and refinement of the Company's calculations during the six months ended April 30, 2018, the Company adjusted the provisional income taxes payable from $78 million to $18 million primarily to reflect utilization of research credits and net operating loss carryforwards that the Company believes should be available to reduce the transition tax. This adjustment resulted in a reduction of previously recognized deferred tax assets and a decrease in income tax liability, but did not change the provisional transition tax expense recorded in first quarter of fiscal 2018. The Company currently intends to elect to pay the transition tax over a period of eight years as permitted by the Tax Act. Refinements to the calculation of the provisional transition tax expense and potential changes to the Company's tax structure could further affect the amount of transition tax expense and transition tax payable.

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

The Company has recorded provisional amounts for the tax effects of certain other new provisions of the Tax Act related to compensation and employee benefits in the three and six months ended April 30, 2018, based on information currently available.
The Tax Act also introduced several new tax provisions related to the taxation of foreign earnings, discussed below:

•
A tax on global intangible low-tax income (“GILTI”), which is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return, will be effective for the Company in its fiscal year 2019. The Company needs additional information to complete its analysis on whether to adopt an accounting policy to account for the tax effects of GILTI in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that upon reversal, may be subject to such tax. Accordingly, the Company has not recorded any tax with respect to GILTI in the three and six months ended April 30, 2018. The Company will make an accounting policy election and complete the required accounting no later than the first quarter of fiscal 2019.

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

The applicability of these new tax provisions is dependent in part on potential changes to the Company's tax structure that could occur in fiscal 2018 in response to the Tax Act.

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
As discussed in Note 11. Stock Compensation, the Company adopted ASU 2016-09 in the first quarter of fiscal 2017. The Company recorded all income tax effects of share-based awards in its provision for income taxes in the condensed consolidated statement of operations on a prospective basis. Prior to adoption, the Company did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. Upon adoption of ASU 2016-09, the Company recorded a deferred tax asset of $106.5 million for the previously unrecognized excess tax benefits with an offsetting adjustment to retained earnings. Net excess tax benefits reduced the provision for income taxes by $3.3 million and $10.8 million, respectively, for the three and six months ended April 30, 2018 and by $8.3 million and $11.3 million, respectively, for the three and six months ended April 30, 2017.
Non-U.S. Examinations

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately

$47 million and interest and penalties of $18 million. In addition, if the treatment of research expenses were applied to fiscal years after 2014, Synopsys Hungary could lose approximately $18 million in tax benefit in tax periods subsequent to fiscal 2017 due to the enacted reduction of Hungary’s corporate income tax rate. While the ultimate outcome is not certain, the Company believes there is no merit to the assessment and that it will ultimately prevail against the positions taken by the HTA. To that end, on August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. The amount paid is included in long-term prepaid taxes on the balance sheet. The next court hearing is scheduled for July 2018. If the Company prevails, the assessment of $47 million and associated interest and penalties would be canceled, but the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.

The Company is also under examination by the tax authorities in certain other jurisdictions. No material assessments have been proposed in these examinations.
Note 16. Contingencies
Legal Proceedings

The Company is subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. The Company regularly reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, the Company accrues a liability for the estimated loss. Legal proceedings are inherently uncertain and as circumstances change, it is possible that the amount of any accrued liability may increase, decrease, or be eliminated.

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

Proceedings on these patents are resuming in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On September 1, 2017, the Federal Circuit denied the Company's petition for rehearing. On November 30, 2017, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Federal Circuit’s ruling. The parties completed briefing on March 27, 2018. On April 4, 2018, the Company’s petition was distributed for conference by the Supreme Court. On April 23, 2018, the Solicitor General was invited to file a brief on behalf of the United States.
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
On September 30, 2016, the Company filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. The Company thereafter filed a renewed request for ex parte reexamination of only Claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, the Company also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of Claims 1 and 28. On July 28, 2017, cross-motions for summary judgment were argued, and the Company’s suit challenging the PTO’s decision not to reexamine claims 1 and 28 was dismissed on November 15, 2017. On March 26, 2018, the Company appealed the dismissal to the Federal Circuit. The PTO’s response is due June 6, 2018. The ex parte reexamination of claims 24, 26, and 27 is ongoing.

On May 22, 2017, the Company petitioned for ex parte reexamination of certain claims of the ‘882 patent.  On June 20, 2017, the PTO instituted reexamination on all of the challenged claims and on October 23, 2017 rejected the challenged claims of the ‘882 patent. On March 9, 2018, the PTO withdrew its rejection of the challenged claims.
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
Our results of operations for the first six months of fiscal 2018 and 2017 included 27 weeks and 26 weeks, respectively, and ended on May 5, 2018 and April 29, 2017, respectively. The extra week in the first quarter of fiscal 2018 resulted in approximately $46 million of additional revenue, and approximately $34 million of additional expenses. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.

Financial Performance Summary
In the second quarter of fiscal 2018, compared to the same period of fiscal 2017:

•	Revenues were $776.8 million, an increase of $96.8 million, or 14%, primarily driven by the overall growth in our business mainly due to higher TSL license revenue.

•	Total cost of revenue and operating expenses were $649.8 million, an increase of $23.4 million, or 4%, primarily due to increases in headcount, including those from acquisitions.

•	Operating income of $127.0 million, an increase of $73.4 million or 137%.
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

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a term or perpetual software license order in the quarter in which the license is delivered. The weighted-average term of the TSLs and term licenses is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered into during the quarter. For the three months ended April 30, 2018 and 2017, the weighted-average license term was 2.6 and 2.7 years, respectively.

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
Total Revenue

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$776.8	$680.1	$96.7	14%
Six months ended	$1,546.3	$1,332.9	$213.4	16%
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
The increase in total revenue for the three and six months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily attributable to the overall growth in our business mainly due to higher TSL license revenue from arrangements booked in prior periods, and to a lesser extent higher sales of hardware products. The increase for the six-month period also included revenues of approximately $46 million due to an extra week in the first quarter of fiscal 2018 compared to fiscal 2017.
Time-Based Products Revenue

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$556.8	$501.1	$55.7	11%
Percentage of total revenue	72%	74%
Six months ended	$1,127.7	$990.5	$137.2	14%
Percentage of total revenue	73%	74%
The increase in time-based products revenue for the three and six months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods. The increase for the six-month period also included additional revenue due to an extra week in the first quarter of fiscal 2018 compared to fiscal 2017.

Upfront Products Revenue

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$100.0	$83.5	$16.5	20%
Percentage of total revenue	13%	12%
Six months ended	$191.6	$163.1	$28.5	17%
Percentage of total revenue	12%	12%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for the three months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily attributable to an increase in the sale of perpetual licenses mainly for IP products and to a lesser extent the sale of hardware products driven by higher demand from customers and timing of shipments based on customer requirements.
The increase in upfront products revenue for the six months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily attributable to an increase in the sale of hardware products driven by higher demand from customers and timing of shipments based on customer requirements.
As our sales of hardware products grow, upfront products revenue as a percentage of total revenue will likely fluctuate. Such fluctuations will continue to be impacted by the timing of shipments based on customer requirements.

Maintenance and Service Revenue

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$24.2	$19.7	$4.5	23%
Professional services and other revenue	95.9	75.8	20.1	27%
Total maintenance and service revenue	$120.1	$95.5	$24.6	26%
Percentage of total revenue	15%	14%
Six months ended
Maintenance revenue	$49.5	$39.1	$10.4	27%
Professional services and other revenue	177.5	140.2	37.3	27%
Total maintenance and service revenue	$227.0	$179.3	$47.7	27%
Percentage of total revenue	15%	14%
The increase in maintenance revenue for the three and six months ended April 30, 2018 compared to the same periods in fiscal 2017 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three and six months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily due to the increase in consulting projects, including contributions from acquisitions. The increase for the six-month period also included additional revenue due to an extra week in the first quarter of fiscal 2018 compared to fiscal 2017.
We expect our professional services revenue to continue to increase in future periods as a result of recent acquisitions, but we do not expect the impact to be material to our total revenue.

Cost of Revenue

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$108.2	$100.9	$7.3	7%
Cost of maintenance and service revenue	50.1	41.5	8.6	21%
Amortization of intangible assets	20.5	19.6	0.9	5%
Total	$178.8	$162.0	$16.8	10%
Percentage of total revenue	23%	24%
Six months ended
Cost of products revenue	$219.6	$197.9	$21.7	11%
Cost of maintenance and service revenue	100.9	78.8	22.1	28%
Amortization of intangible assets	39.5	41.1	(1.6)	(4)%
Total	$360.0	$317.8	$42.2	13%
Percentage of total revenue	23%	24%

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
The increase in cost of revenue for the three months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $9.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and $4.0 million in costs related to servicing an increased volume of IP consulting arrangements.
The increase in cost of revenue for the six months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $22.9 million in personnel-related costs as a result of headcount increases, including those from acquisitions, one additional week of expenses of approximately $4.5 million, $2.2 million in hardware product costs due to increases in, and timing of, shipments, and $7.0 million in costs related to servicing an increased volume of IP consulting arrangements.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$252.1	$223.0	$29.1	13%
Percentage of total revenue	32%	33%
Six months ended	$516.5	$435.7	$80.8	19%
Percentage of total revenue	33%	33%
The increase in research and development expenses for the three months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $21.2 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
The increase in research and development expenses for the six months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $46.8 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and one additional week of expenses of approximately $19.3 million.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$147.2	$137.2	$10.0	7%
Percentage of total revenue	19%	20%
Six months ended	$297.7	$263.7	$34.0	13%
Percentage of total revenue	19%	20%
The increase in sales and marketing expenses for the three months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $11.0 million in personnel-related costs as a result of headcount increases, partially offset by $4.3 million of lower variable compensation, primarily due to timing of shipments.
The increase in sales and marketing expenses for the six months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily due to increases of $24.1 million in personnel-related costs as a result of headcount increases, and one additional week of expenses of approximately $5.8 million.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$58.8	$83.4	$(24.6)	(29)%
Percentage of total revenue	8%	12%
Six months ended	$115.2	$124.3	$(9.1)	(7)%
Percentage of total revenue	7%	9%
The decrease in general and administrative expenses for the three months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily due to $38.0 million loss contingency related to litigation that was recorded in the second quarter of fiscal 2017, partially offset by increases of $4.4 million in personnel-related costs as a result of headcount increases, and $4.3 million in professional service costs.
The decrease in general and administrative expenses for the six months ended April 30, 2018 compared to the same period in fiscal 2017 was primarily due to $38.0 million loss contingency related to litigation that was recorded in the second quarter of fiscal 2017, partially offset by increases of $10.0 million in personnel-related costs as a result of headcount increases, $11.9 million in professional service costs, and one additional week of expenses of approximately $4.1 million.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.
Amortization of Intangible Assets

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$20.5	$19.6	$0.9	5%
Included in operating expenses	10.7	7.9	2.8	35%
Total	$31.2	$27.5	$3.7	13%
Percentage of total revenue	4%	4%
Six months ended
Included in cost of revenue	$39.5	$41.1	$(1.6)	(4)%
Included in operating expenses	20.3	15.9	4.4	28%
Total	$59.8	$57.0	$2.8	5%
Percentage of total revenue	4%	4%
Amortization of intangible assets for the three and six months ended April 30, 2018 compared to the same periods in fiscal 2017 was relatively flat primarily due to intangible assets that were fully amortized, offset by additions of acquired intangible assets. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
During the three and six months ended April 30, 2018, we incurred restructuring charges of approximately $1.8 million as part of a business realignment. Total charges under this realignment are expected to be $8.0 million to $10.0 million consisting of severance and benefits. The outstanding balance as of April 30, 2018 was $0.9 million recorded in accounts payable and accrued liabilities as payroll and related benefits.
During the three and six months ended April 30, 2017, we incurred restructuring charges of $12.9 million and $25.0 million, respectively, for involuntary and voluntary employee termination actions. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our restructuring charges.

Other Income (Expense), net

	April 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$0.9	$1.5	$(0.6)	(40)%
Interest (expense)	(3.9)	(1.9)	(2.0)	105%
Gain (loss) on assets related to executive deferred compensation plan	(7.2)	7.8	(15.0)	(192)%
Foreign currency exchange gain (loss)	1.1	(0.6)	1.7	(283)%
Other, net	1.4	1.6	(0.2)	(13)%
Total	$(7.7)	$8.4	$(16.1)	(192)%
Six months ended
Interest income	$2.6	$2.7	$(0.1)	(4)%
Interest (expense)	(6.7)	(3.1)	(3.6)	116%
Gain (loss) on assets related to executive deferred compensation plan	6.2	15.5	(9.3)	(60)%
Foreign currency exchange gain (loss)	0.1	2.6	(2.5)	(96)%
Other, net	2.5	2.2	0.3	14%
Total	$4.7	$19.9	$(15.2)	(76)%
Other expense for the three months ended April 30, 2018 was $7.7 million compared to other income of $8.4 million in the same period in fiscal 2017, primarily due to a loss in the market value of our executive deferred compensation plan assets compared to a gain in the corresponding period.
Other income (expense), net, for the six months ended April 30, 2018 was lower compared to the same period in fiscal 2017, primarily due to lower gains in the market value of our executive deferred compensation plan assets, higher interest expense, and decreased foreign currency exchange gains.
Taxes
Our effective tax rate for the three months ended April 30, 2018 as compared to the same period in fiscal 2017 reflected a reduction in the statutory federal corporate rate due to the Tax Cuts and Jobs Act (Tax Act) enacted on December 22, 2017, offset by higher excess tax benefits from stock-based compensation in the second quarter of fiscal 2017. Our effective tax rate increased in the six months ended April 30, 2018, as compared to the same periods in fiscal 2017, primarily due to the Tax Act. The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%.
The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, our statutory federal corporate tax rate is a blended rate of 23.4%, which will be reduced to 21% in fiscal 2019 and thereafter.
We have made provisional estimates of the accounting impacts of certain provisions of the Tax Act. We continue to obtain, analyze and interpret additional guidance issued and will revise our estimates as additional information becomes available. The provisional accounting impacts may change in future reporting periods until the accounting is finalized, which will occur no later than the first quarter of fiscal 2019. The applicability of these new tax provisions is dependent in part on potential changes to our tax structure that could occur in fiscal 2018 in response to the Tax Act.
As a result of the reduction in the federal corporate tax rate, we remeasured our deferred taxes, resulting in a first quarter provisional tax charge of $46 million based on the tax rate that will apply when these deferred taxes are settled or realized in future periods.
As part of the adoption of new territorial tax system, the Tax Act requires us to pay a one-time transition tax on previously untaxed earnings and profits of certain of our foreign subsidiaries at a rate of 15.5% on such earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings, in each case reduced by certain foreign tax credits. In the first quarter of fiscal 2018, we recorded a provisional transition tax expense of $71 million, as well as $2 million of provisional state taxes on these earnings, and income taxes payable of $78 million. The calculation of the transition tax is dependent in part on the actual amount of foreign earnings and foreign taxes for fiscal 2018, as well as potential changes to our tax structure that could occur in fiscal 2018 in response to the Tax Act.
Upon further analyses of certain aspects of the Tax Act and refinement of our calculations during the six months ended April 30, 2018, we adjusted the provisional income taxes payable from $78 million to $18 million primarily to reflect utilization of research credits and net operating loss carryforwards that we believe should be available to reduce the transition tax. This adjustment resulted in a reduction of previously recognized deferred tax assets and a decrease in income tax liability, but did not change the provisional transition tax expense recorded in first quarter of fiscal 2018. We currently intend to elect to pay the transition tax over a period of eight years as permitted by the Tax Act. Refinements to the calculation of the provisional transition tax expense and potential changes to our tax structure could further affect the amount of transition tax expense and transition tax payable.
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
As of April 30, 2018, we held an aggregate of $130.2 million in cash and cash equivalents in the United States and an aggregate of $440.6 million in our foreign subsidiaries. As a result of the Tax Act enacted on December 22, 2017, we have recorded a provisional tax liability for the transition tax on foreign earnings, payable over eight years, of $15 million reflected as a long-term liability, as well as state taxes of $3 million. If we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings that were subject to the transition tax would not be subject to further U.S. tax. In addition, we have provided state and foreign deferred taxes on our undistributed earnings sufficient to address the incremental tax that would be due on future foreign earnings.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the six months ended April 30, 2018.
Cash and Cash Equivalents

	April 30, 2018	October 31, 2017	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$570.8	$1,048.4	$(477.6)	(46)%
Cash and cash equivalents decreased primarily due to cash used for acquisitions, stock repurchases under our accelerated stock repurchase agreements (the December 2017 ASRs), repayment of debt, and purchases of property and equipment. Cash used was partially offset by net proceeds from our credit facilities.

Cash Flows

	April 30,
	2018	2017	$ Change
	(dollars in millions)
Six months ended
Cash provided by operating activities	$4.1	$169.9	$(165.8)
Cash used in investing activities	(679.8)	(218.5)	(461.3)
Cash provided by financing activities	192.4	66.8	125.6
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
Cash provided by operating activities. Cash provided by operating activities for the six months ended April 30, 2018 was lower compared to the same period in fiscal 2017, primarily due to higher accounts receivable balances driven by timing of customer billings and higher disbursements for operations, including vendors and tax payments.
Cash used in investing activities. Cash used in investing activities for the six months ended April 30, 2018 was higher compared to the same period in fiscal 2017, primarily due to higher cash paid for acquisitions of $455.9 million.
Cash provided by financing activities. Cash provided by financing activities for the six months ended April 30, 2018 was higher compared to the same period in fiscal 2017, primarily due to higher proceeds from our credit facilities, net of repayments, of $167.2 million, partially offset by higher stock repurchase activities of $35.0 million.
Accounts Receivable, net

	April 30, 2018	October 31, 2017	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$568.4	$451.1	$117.3	26%
Our accounts receivable and days sales outstanding (DSO) are primarily driven by our billing and collections activities. Our DSO was 67 days at April 30, 2018 and 59 days at October 31, 2017. Accounts receivable and DSO increased primarily due to the timing of billings to customers and receivables acquired through our acquisitions.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	April 30, 2018	October 31, 2017	$ Change	% Change
	(dollars in millions)
Current assets	$1,370.2	$1,682.6	$(312.4)	(19)%
Current liabilities	1,881.9	1,614.1	267.8	17%
Working capital	$(511.7)	$68.5	$(580.2)	(847)%
Decreases in our working capital were primarily due to a decrease in cash and cash equivalents of $477.6 million, and an increase in short term debt of $386.9 million, which were partially offset by a decrease in accounts payable and accrued liabilities of $125.9 million, and an increase in accounts receivable of $117.3 million.
Other Commitments—Credit Facility
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated

our previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of April 30, 2018, we were in compliance with all financial covenants.
As of April 30, 2018, we had a $139.3 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $127.5 million is classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2018	$5,625
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$139,687
As of October 31, 2017, we had a $144.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $134.1 million is classified as long-term liabilities, and no outstanding balance under the Revolver.
In December 2017, we drew down $450.0 million under the Revolver and the total outstanding balance of the Revolver as of April 30, 2018 was $385.0 million after partial repayments, which is included in short-term liabilities. We expect the borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of April 30, 2018, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
As of April 30, 2018, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
We proactively manage our cash equivalents balances and closely monitor our capital and stock repurchase expenditures to ensure ample liquidity. Additionally, we believe the overall credit quality of our portfolio is strong, with our global excess cash equivalents invested in banks and securities with a weighted-average credit rating exceeding AA. The majority of our investments are classified as Level 1 or Level 2 investments, as measured under fair value guidance. See Notes 5 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.
We believe that our current cash and cash equivalents, cash generated from operations, and available credit under our Revolver will satisfy our routine business requirements for at least the next 12 months and the foreseeable future.

Contractual Obligations
The following table summarizes our contractual obligations as of April 30, 2018:

	Total	Remainder of Fiscal 2018	Fiscal 2019/ Fiscal 2020	Fiscal 2021/ Fiscal 2022	Thereafter	Other
	(in thousands)
Operating Leases	$638,177	$61,935	$110,894	$105,460	$359,888	$—
Purchase Obligations(1)	411,086	63,161	347,881	44	—	—
Other Long-Term Obligations(2)	527,340	390,690	33,600	103,050	—	—
Long term accrued income taxes(3)	23,918	—	—	—	—	23,918
Total	$1,600,521	$515,786	$492,375	$208,554	$359,888	$23,918

(1)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business as of April 30, 2018. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	These other obligations include our Term Loan, Revolver, and associated fees.

(3)
Long-term accrued income taxes represent uncertain tax benefits as of April 30, 2018. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2018 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for certain obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
See Other Commitments—Credit Facility, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding borrowings under our senior unsecured revolving credit facility.
As of April 30, 2018, our exposure to market risk has not changed materially since October 31, 2017. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, filed with the SEC on December 14, 2017.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of April 30, 2018, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of April 30, 2018, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on Synopsys because of the defense costs, diversion of management resources and other factors.

We regularly review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount is estimable, we accrue a liability for the estimated loss. Legal proceedings are inherently uncertain and as circumstances change, it is possible that the amount of any accrued liability may increase, decrease, or be eliminated.
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

Proceedings on these patents are resuming in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On September 1, 2017, the Federal Circuit denied the Company's petition for rehearing. On November 30, 2017, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Federal Circuit’s ruling. The parties completed briefing on March 27, 2018. On April 4, 2018, the Company’s petition was distributed for conference by the Supreme Court. On April 23, 2018, the Solicitor General was invited to file a brief on behalf of the United States.
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

On September 30, 2016, the Company filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. The Company thereafter filed a renewed request for ex parte reexamination of only Claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, the Company also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of Claims 1 and 28. On July 28, 2017, cross-motions for summary judgment were argued, and the Company’s suit challenging the PTO’s decision not to reexamine claims 1 and 28 was dismissed on November 15, 2017. On March 26, 2018, the Company appealed the dismissal to the Federal Circuit. The PTO’s response is due June 6, 2018. The ex parte reexamination of claims 24, 26, and 27 is ongoing.

On May 22, 2017, the Company petitioned for ex parte reexamination of certain claims of the ‘882 patent.  On June 20, 2017, the PTO instituted reexamination on all of the challenged claims and on October 23, 2017 rejected the challenged claims of the ‘882 patent.  On March 9, 2018, the PTO withdrew its rejection of the challenged claims.

Further information regarding the accounting impact on the Company with respect to the patent litigation with Mentor is contained in Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements under the heading "Legal Proceedings."

Other Proceedings
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company's Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of $18 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment, while continuing its challenge to the assessment in court. The amount paid is included in long-term prepaid taxes on the balance sheet. An initial hearing was held in February 2018, and a second hearing is scheduled for July 2018.

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

We cannot predict the stability of the economy as a whole or the industries in which we operate. Further economic instability could adversely affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. There is uncertainty regarding how proposed, contemplated or future changes to the complex law, and regulations governing our industry, the banking and financial services industry, and the economy could affect our business. In addition, economic conditions could deteriorate in the future, and, in particular, the semiconductor and electronics industries could fail to grow, including as the result of any disruption of international trade relationships. In the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.

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

•
General economic and political conditions that affect the semiconductor and electronics industries, such as disruptions to international trade relationships, including tariffs, export licenses, or other trade barriers affecting our or our suppliers' products.

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

As our business volume increases in the Asia Pacific region, there is inherent risk, based on the complex relationships between certain Asian countries and the United States, that governmental influences could result in trade disruptions. For example, the U.S. and Chinese governments proposed new or increased tariffs on certain products imported from the other country. If put into effect, these or similar actions could impact our and our customers’ and suppliers’ businesses and our results of operations. Furthermore, if any of the foreign economies in which we do business deteriorate or if we fail to effectively manage our global operations, our business and results of operations will be harmed.

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

Our results could be adversely affected by a change in our effective tax rate as a result of tax law changes and related new or revised guidance and regulations, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, future changes to our tax structure or by evolving enforcement practices.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business in the current year and future years. Accounting for these provisions in fiscal 2018 requires the use of provisional estimates in our financial statements, and the exercise of significant judgment in accounting for the Tax Act's provisions. As regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain new provisions that will affect our income from foreign operations beginning in our fiscal 2019, as well as a lower corporate tax rate on income from domestic operations. The applicability of these new tax provisions is dependent in part on potential changes to our tax structure that could occur in fiscal 2018 in response to the Tax Act. The net impact of such changes are uncertain, and could adversely affect our tax rate and cash flow in future years.

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

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during those years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of $18 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law, and we continue to appeal the assessment through the Hungarian Administrative Court. The amount paid is included in long-term prepaid taxes on the balance sheet. In addition, if the HTA's treatment of research expenses were applied to fiscal years after 2014, Synopsys Hungary could lose approximately $18 million in tax benefits in tax periods subsequent to fiscal 2017 due to the enacted reduction of Hungary's corporate income tax rate. If the assessment is ultimately canceled, the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.

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
As of April 30, 2018, approximately 77% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs, including the Tax Act provisional transition tax, primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of April 30, 2018, we had outstanding debt of $139.3 million, net of an immaterial amount of debt issuance costs, under our $150.0 million term loan facility, and $385.0 million of outstanding debt under our $650.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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
In December 2017, we entered into two simultaneous accelerated share repurchase agreements (the December 2017 ASRs) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the December 2017 ASRs, we made a prepayment of $200.0 million to receive initial deliveries of shares valued at $160.0 million. In February 2018, we received additional deliveries of shares valued at $20.0 million for one of the two December 2017 ASRs. The remaining balance of $20.0 million was settled in March 2018. Total shares repurchased under the December 2017 ASR were approximately 2.3 million shares, at an average purchase price of $87.08 per share.

The table below sets forth information regarding our repurchases of our common stock during the three months ended April 30, 2018:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
February 4, 2018 through March 10, 2018	491,980	$81.30	491,980	$200,000,000
Month #2
March 11, 2018 through April 7, 2018	303,290	$82.43	303,290	$175,000,046
Month #3
April 8, 2018 through May 5, 2018	120,374	$83.07	120,374	$490,000,050
Total	915,644	$81.91	915,644	$490,000,050

(1)	As of April 30, 2018, $490.0 million remained available for future repurchases under the program.
See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate(P)	S-1	33-45138	4.3	2/24/92 (effective date)
10.1	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/6/2018
10.2	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.5	4/6/2018
10.3	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.6	4/6/2018
10.4	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.7	4/6/2018
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: May 25, 2018	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)