Form 10-Q
period 2018-07-31
SYNOPSYS INC
filed 2018-08-24
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 22, 2018, there were 148,588,107 shares of the registrant’s common stock outstanding.

SYNOPSYS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	July 31, 2018	October 31, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$741,236	$1,048,356
Accounts receivable, net	501,331	451,144
Income taxes receivable and prepaid taxes	44,378	48,257
Prepaid and other current assets	178,638	134,836
Total current assets	1,465,583	1,682,593
Property and equipment, net	290,446	266,014
Goodwill	3,138,666	2,706,974
Intangible assets, net	394,485	253,843
Long-term prepaid taxes	86,405	20,157
Deferred income taxes	167,427	243,989
Other long-term assets	252,203	222,844
Total assets	$5,795,215	$5,396,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$449,037	$499,846
Accrued income taxes	6,909	39,811
Deferred revenue	1,129,651	1,064,528
Short-term debt	497,808	9,924
Total current liabilities	2,083,405	1,614,109
Long-term accrued income taxes	36,704	33,239
Long-term deferred revenue	113,842	83,252
Long-term debt	123,750	134,063
Other long-term liabilities	273,512	252,027
Total liabilities	2,631,213	2,116,690
Stockholders’ equity:
Preferred stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value: 400,000 shares authorized; 148,559 and 150,445 shares outstanding, respectively	1,486	1,505
Capital in excess of par value	1,591,293	1,622,429
Retained earnings	2,296,546	2,143,873
Treasury stock, at cost: 8,701 and 6,817 shares, respectively	(636,533)	(426,208)
Accumulated other comprehensive income (loss)	(94,653)	(65,979)
Total Synopsys stockholders’ equity	3,158,139	3,275,620
Non-controlling interest	5,863	4,104
Total stockholders’ equity	3,164,002	3,279,724
Total liabilities and stockholders’ equity	$5,795,215	$5,396,414
* Derived from audited financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Time-based products	$570,053	$503,530	$1,697,756	$1,493,991
Upfront products	99,579	100,251	291,143	263,310
Maintenance and service	110,082	91,600	337,077	270,935
Total revenue	779,714	695,381	2,325,976	2,028,236
Cost of revenue:
Products	115,437	107,104	335,030	304,982
Maintenance and service	49,790	43,828	150,674	122,618
Amortization of intangible assets	20,154	18,614	59,612	59,720
Total cost of revenue	185,381	169,546	545,316	487,320
Gross margin	594,333	525,835	1,780,660	1,540,916
Operating expenses:
Research and development	277,402	228,663	793,947	664,326
Sales and marketing	157,953	131,520	455,653	395,242
General and administrative	84,336	46,350	199,517	170,654
Amortization of intangible assets	10,651	7,906	30,926	23,806
Restructuring charges	23	6,026	1,917	31,038
Total operating expenses	530,365	420,465	1,481,960	1,285,066
Operating income	63,968	105,370	298,700	255,850
Other income (expense), net	7,925	7,421	12,595	27,322
Income before income taxes	71,893	112,791	311,295	283,172
Provision (benefit) for income taxes	(7,516)	(3,960)	133,105	26,527
Net income	$79,409	$116,751	$178,190	$256,645
Net income per share:
Basic	$0.53	$0.78	$1.20	$1.71
Diluted	$0.52	$0.75	$1.16	$1.66
Shares used in computing per share amounts:
Basic	148,490	150,214	148,760	150,460
Diluted	152,614	154,683	153,118	154,787
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Net income	$79,409	$116,751	$178,190	$256,645
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(18,231)	3,026	(8,273)	12,327
Changes in unrealized gains (losses) on available-for-sale securities, net of tax of $0 for periods presented	—	20	—	(34)
Cash flow hedges:
Deferred gains (losses), net of tax of $2,518 and $1,363, for the three and nine months ended July 31, 2018, respectively, and of $(1,971) and $(4,917) for each of the same periods in fiscal 2017, respectively	(12,371)	8,517	(7,891)	19,005
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $247 and $2,767, for the three and nine months ended July 31, 2018, respectively, and of $232 and $(933) for each of the same periods in fiscal 2017, respectively	(1,662)	22	(12,510)	5,615
Other comprehensive income (loss), net of tax effects	(32,264)	11,585	(28,674)	36,913
Comprehensive income	$47,145	$128,336	$149,516	$293,558
See accompanying notes to unaudited condensed consolidated financial statements.

SYNOPSYS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended July 31,
	2018	2017
Cash flows from operating activities:
Net income	$178,190	$256,645
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	150,245	144,112
Stock compensation	102,540	79,697
Allowance for doubtful accounts	3,368	1,289
(Gain) loss on sale of investments	4	(1)
(Gain) loss on sale of property and equipment	(97)	—
Write-down of long-term investments	—	1,300
Deferred income taxes	5,509	(10,960)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(41,695)	42,413
Prepaid and other current assets	(58,409)	(13,636)
Other long-term assets	(31,659)	(33,416)
Accounts payable and accrued liabilities	(56,491)	36,129
Income taxes	(35,014)	(19,169)
Deferred revenue	76,780	(34,692)
Net cash provided by operating activities	293,271	449,711
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	12,449	130,529
Purchases of short-term investments	—	(137,486)
Proceeds from sales of long-term investments	494	839
Purchases of long-term investments	(645)	—
Proceeds from sales of property and equipment	1,662	—
Purchases of property and equipment	(70,469)	(50,227)
Cash paid for acquisitions and intangible assets, net of cash acquired	(646,687)	(187,624)
Capitalization of software development costs	(2,714)	(3,130)
Other	—	2,100
Net cash used in investing activities	(705,910)	(244,999)
Cash flows from financing activities:
Proceeds from credit facilities and term loan	615,000	270,000
Repayment of debt	(137,500)	(38,750)
Issuances of common stock	72,722	78,718
Payments for taxes related to net share settlement of equity awards	(42,636)	(35,376)
Purchase of equity forward contract	(33,000)	—
Purchases of treasury stock	(367,000)	(300,000)
Other	1,759	(482)
Net cash provided by (used in) financing activities	109,345	(25,890)
Effect of exchange rate changes on cash and cash equivalents	(3,826)	(456)
Net change in cash and cash equivalents	(307,120)	178,366
Cash and cash equivalents, beginning of year	1,048,356	976,620
Cash and cash equivalents, end of period	$741,236	$1,154,986
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
The results of operations for the first nine months of fiscal 2018 and 2017 included 40 weeks and 39 weeks, respectively, and ended on August 4, 2018 and July 29, 2017, respectively. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Note 3. Business Combinations
During the nine months ended July 31, 2018, the Company completed several acquisitions with aggregate cash consideration of $631.1 million, net of cash, cash equivalents and short-term investments acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s unaudited condensed consolidated statements of operations.

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
As of July 31, 2018, the total purchase consideration and the preliminary purchase price allocation were as follows:

(in thousands)
Cash paid	$563,500
Fair value of assumed equity awards allocated to purchase consideration	1,588
Total consideration	$565,088

Goodwill	$396,346
Identifiable intangibles assets acquired	178,000
Cash, cash equivalents and short-term investments	19,491
Other tangible liabilities acquired, net	(13,249)
Deferred revenue	(15,500)
Total purchase allocation	$565,088
The preliminary goodwill of $396.3 million is not deductible for tax purposes. The acquired identifiable intangible assets of $178.0 million were valued using the income or cost methods. The intangible assets are being amortized over their respective useful lives ranging from one to ten years. The acquisition-related costs directly attributable to the business combination of $13.9 million, including compensation expenses, professional fees and other direct expenses, were expensed as incurred in the unaudited condensed consolidated statement of operations for the nine months ended July 31, 2018. The Company funded the acquisition with cash. The cash consideration was $544.0 million, net of acquired cash, cash equivalents and short-term investments.
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
Other Fiscal 2018 Acquisitions
During the nine months ended July 31, 2018, the Company completed other acquisitions for a total purchase consideration of $87.1 million, net of cash acquired. The Company does not consider these acquisitions to be material to the Company’s unaudited condensed consolidated financial statements. The preliminary purchase price allocations resulted in $38.4 million of goodwill, which is not deductible for tax purposes, and $50.2 million of acquired identifiable intangible assets valued using the income or cost methods. The intangible assets are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs for these acquisitions, totaling $3.4 million, were expensed as incurred in the unaudited condensed consolidated statement of operations. The Company funded these acquisitions with cash.
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

Note 4. Goodwill and Intangible Assets
Goodwill as of July 31, 2018 and October 31, 2017 consisted of the following:

(in thousands)
As of October 31, 2017	$2,706,974
Additions	434,741
Adjustments	(76)
Effect of foreign currency translation	(2,973)
As of July 31, 2018	$3,138,666

Intangible assets as of July 31, 2018 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$772,014	$581,789	$190,225
Customer relationships	358,022	194,758	163,264
Contract rights intangible	184,006	176,045	7,961
Trademarks and trade names	42,929	20,771	22,158
In-process research and development (IPR&D)(1)	7,100	—	7,100
Capitalized software development costs	35,582	31,805	3,777
Total	$1,399,653	$1,005,168	$394,485

Intangible assets as of October 31, 2017 consisted of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$647,975	$526,796	$121,179
Customer relationships	278,811	166,886	111,925
Contract rights intangible	174,615	172,178	2,437
Trademarks and trade names	25,329	17,401	7,928
In-process research and development (IPR&D)(1)	6,600	—	6,600
Capitalized software development costs	32,868	29,094	3,774
Total	$1,166,198	$912,355	$253,843

Amortization expense related to intangible assets consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Core/developed technology	$18,692	$15,575	$55,745	$50,330
Customer relationships	9,584	6,834	27,803	20,569
Contract rights intangible	1,357	3,215	3,619	9,893
Trademarks and trade names	1,172	896	3,371	2,734
Capitalized software development costs	894	1,002	2,710	2,968
Total	$31,699	$27,522	$93,248	$86,494
The following table presents the estimated future amortization of the existing intangible assets as of July 31, 2018:

Fiscal Year	(in thousands)
Remainder of fiscal 2018	$29,972
2019	102,027
2020	77,490
2021	55,511
2022	43,938
2023 and thereafter	78,447
IPR&D(1)	7,100
Total	$394,485

(1)	IPR&D assets are reclassified to core/developed technology and are amortized over their useful lives upon completion or written off upon abandonment.

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
As of July 31, 2018, the balances of our cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$70,217	$—	$—	$—	$70,217
Total:	$70,217	$—	$—	$—	$70,217

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents.

As of October 31, 2017, the balances of our cash equivalents are:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$560,594	$—	$—	$—	$560,594
Total:	$560,594	$—	$—	$—	$560,594

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents.

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
The effects of the changes in the fair values of non-designated forward contracts are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Gain (loss) recorded in other income (expense), net	$1,567	$515	$1,244	$1,838
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of July 31, 2018	As of October 31, 2017
	(in thousands)
Total gross notional amount	$902,267	$955,139
Net fair value	$(9,202)	$14,052
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
The following represents the unaudited condensed consolidated balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair values of derivative instruments designated as hedging instruments	Fair values of derivative instruments not designated as hedging instruments
	(in thousands)
As of July 31, 2018
Other current assets	$3,872	$9
Accrued liabilities	$12,962	$121
As of October 31, 2017
Other current assets	$16,582	$15
Accrued liabilities	$2,485	$59

The following table represents the unaudited condensed consolidated statement of operations location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Three months ended July 31, 2018
Foreign exchange contracts	Revenue	$1,422	Revenue	$(308)
Foreign exchange contracts	Operating expenses	(13,793)	Operating expenses	1,970
Total		$(12,371)		$1,662
Three months ended July 31, 2017
Foreign exchange contracts	Revenue	$(176)	Revenue	$(198)
Foreign exchange contracts	Operating expenses	8,747	Operating expenses	176
Total		$8,571		$(22)
Nine months ended July 31, 2018
Foreign exchange contracts	Revenue	$(542)	Revenue	$1,190
Foreign exchange contracts	Operating expenses	(7,349)	Operating expenses	11,320
Total		$(7,891)		$12,510
Nine months ended July 31, 2017
Foreign exchange contracts	Revenue	$6,824	Revenue	$(2,379)
Foreign exchange contracts	Operating expenses	12,357	Operating expenses	(3,236)
Total		$19,181		$(5,615)
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense), net:

Foreign exchange contracts	Amount of gain (loss) recognized in statement of operations on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in statement of operations on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
For the three months ended July 31, 2018	$(132)	$782
For the three months ended July 31, 2017	$11	$776
For the nine months ended July 31, 2018	$389	$2,488
For the nine months ended July 31, 2017	$175	$3,393

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of July 31, 2018:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$70,217	$70,217	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	3,882	—	3,882	—
Other long-term assets:
Deferred compensation plan assets	220,975	220,975	—	—
Total assets	$295,074	$291,192	$3,882	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$13,083	$—	$13,083	$—
Other long-term liabilities:
Deferred compensation plan liabilities	220,975	220,975	—	—
Total liabilities	$234,058	$220,975	$13,083	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2017:

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$560,594	$560,594	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	16,596	—	16,596	—
Other long-term assets:
Deferred compensation plan assets	197,542	197,542	—	—
Total assets	$774,732	$758,136	$16,596	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,544	$—	$2,544	$—
Other long-term liabilities:
Deferred compensation plan liabilities	197,542	197,542	—	—
Total liabilities	$200,086	$197,542	$2,544	$—

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
The Company did not recognize any impairment during the three and nine months ended July 31, 2018. The Company did not recognize any impairment during the three months ended July 31, 2017 and recorded $1.3 million of other-than-temporary impairment during the nine months ended July 31, 2017.
Note 7. Liabilities and Restructuring Charges
During the nine months ended July 31, 2018, the Company incurred restructuring charges of approximately $1.9 million as part of a business realignment, and the charges were substantially paid prior to the end of the period. Total charges under this realignment are expected to be $8 million to $10 million consisting of severance and benefits in fiscal 2018.
In fiscal 2017, the Company recorded $36.6 million of restructuring charges for severance and benefits due to involuntary and voluntary employee termination actions. During the nine months ended July 31, 2018, the Company made payments of $17.3 million related to the 2017 actions. There was no outstanding balance as of July 31, 2018. As of October 31, 2017, the outstanding balance was $17.5 million recorded in accounts payable and accrued liabilities as payroll and related benefits in the audited consolidated balance sheets.

Accounts payable and accrued liabilities consist of:

	July 31, 2018	October 31, 2017
	(in thousands)
Payroll and related benefits	$338,014	$382,773
Other accrued liabilities	61,550	97,119
Accounts payable	49,473	19,954
Total	$449,037	$499,846
Other long-term liabilities consist of:

	July 31, 2018	October 31, 2017
	(in thousands)
Deferred compensation liability	$220,975	$197,542
Other long-term liabilities	52,537	54,485
Total	$273,512	$252,027
Note 8. Credit Facility
In July 2018, the Company entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. The Company expects to draw on the credit facility from quarter to quarter as needed.
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of July 31, 2018, the Company was in compliance with all financial covenants.
As of July 31, 2018, the Company had a $136.6 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $123.8 million is classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2018	$2,813
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$136,875
As of October 31, 2017, the Company had a $144.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $134.1 million is classified as long-term liabilities, and no outstanding balance under the Revolver.
In December 2017, the Company drew down $450.0 million under the Revolver and the total outstanding balance of the Revolver as of July 31, 2018 was $485.0 million after partial repayments, which is included in short-term liabilities. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2018, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.
The carrying amount of the short-term and long-term debt approximates the estimated fair value. These borrowings under the Credit Agreement have a variable interest rate structure and are classified within Level 2 of the fair value hierarchy.
Note 9. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	July 31, 2018	October 31, 2017
	(in thousands)
Cumulative currency translation adjustments	$(78,680)	$(70,407)
Unrealized gain (loss) on derivative instruments, net of taxes	(15,973)	4,428
Total accumulated other comprehensive income (loss)	$(94,653)	$(65,979)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into unaudited condensed consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$(308)	$(198)	$1,190	$(2,379)
Operating expenses	1,970	176	11,320	(3,236)
Gain (loss) on available-for-sale securities
Other income (expense)	—	—	—	1
Total reclassifications into net income	$1,662	$(22)	$12,510	$(5,614)
Note 10. Stock Repurchase Program
The Company’s Board of Directors (the Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on April 5, 2018. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of July 31, 2018, $325.0 million remained available for further repurchases under the program.
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
In May 2018, the Company entered into an accelerated share repurchase agreement (the May 2018 ASR) to repurchase an aggregate of $165.0 million of the Company’s common stock. Pursuant to the May 2018 ASR, the Company made a prepayment of $165.0 million and received initial share deliveries valued at $132.0 million. The remaining balance of $33.0 million is anticipated to be settled on or before November 1, 2018, upon completion of the repurchase. Under the terms of the May 2018 ASR, the specific number of shares that the Company ultimately repurchases will be based on the volume-weighted average share price of the Company’s common stock during the repurchase period, less a discount.
Stock repurchase activities are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Total shares repurchased(1)(2)	1,509	1,627	4,411	4,401
Total cost of the repurchased shares (1)(2)	$132,000	$120,000	$387,000	$300,000
Reissuance of treasury stock	1,107	1,316	2,527	3,188

(1)	The first quarter of fiscal 2018 includes the settlement of the $20.0 million equity forward contract related to the September 2017 ASR.

(2)	The Company also repurchased 0.4 million shares at an average price of $82.61 per share, for an aggregate purchase price of $35.0 million during the second quarter of fiscal 2018.
Note 11. Stock Compensation
The compensation cost recognized in the unaudited condensed consolidated statements of operations for the Company’s stock compensation arrangements was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Cost of products	$3,820	$3,358	$10,663	$9,170
Cost of maintenance and service	1,442	1,073	3,979	2,881
Research and development expense	18,412	13,617	48,958	39,069
Sales and marketing expense	7,317	5,494	20,813	15,430
General and administrative expense	6,261	4,759	18,127	13,147
Stock compensation expense before taxes	37,252	28,301	102,540	79,697
Income tax benefit	(7,111)	(8,086)	(19,574)	(22,769)
Stock compensation expense after taxes	$30,141	$20,215	$82,966	$56,928
In addition to the tax benefit disclosed above, the Company recorded net excess tax benefits from stock-based compensation in the provision for income taxes of $14.6 million and $25.4 million, respectively, for the three and nine months ended July 31, 2018. The Company recorded net excess tax benefits from stock-based compensation in the provision for income taxes of $18.4 million and $29.7 million, respectively, for the three and nine months ended July 31, 2017. As of July 31, 2018, there was $280.8 million of unamortized share-based compensation expense relating to options and restricted stock units and awards, which is expected to be amortized over a weighted-average period of approximately 2.5 years.

The intrinsic values of equity awards exercised during the periods are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Intrinsic value of awards exercised	$19,283	$20,688	$50,075	$49,344

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
The table below reconciles the weighted-average common shares used to calculate basic net income per share with the weighted-average common shares used to calculate diluted net income per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income	$79,409	$116,751	$178,190	$256,645
Denominator:
Weighted-average common shares for basic net income per share	148,490	150,214	148,760	150,460
Dilutive effect of potential common shares from equity-based compensation	4,124	4,469	4,358	4,327
Weighted-average common shares for diluted net income per share	152,614	154,683	153,118	154,787
Net income per share:
Basic	$0.53	$0.78	$1.20	$1.71
Diluted	$0.52	$0.75	$1.16	$1.66
Anti-dilutive employee stock-based awards excluded(1)	1,063	492	774	1,186

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Revenue:
United States	$365,414	$358,201	$1,126,624	$1,028,108
Europe	90,657	80,260	273,136	234,259
Japan	71,981	64,119	210,805	183,023
Asia-Pacific and Other	251,662	192,801	715,411	582,846
Consolidated	$779,714	$695,381	$2,325,976	$2,028,236
Geographic revenue data for multi-region, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and the Company’s methodology.
For the three and nine months ended July 31, 2018 and 2017, one customer, including its subsidiaries, through multiple agreements accounted for greater than 10% of the Company's total revenues.

Note 14. Other Income (Expense), net
The following table presents the components of other income (expense), net:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Interest income	$1,096	$2,015	$3,659	$4,747
Interest expense	(4,558)	(2,320)	(11,281)	(5,487)
Gain (loss) on assets related to executive deferred compensation plan assets	8,397	6,791	14,592	22,334
Foreign currency exchange gain (loss)	1,627	278	1,725	2,877
Other, net	1,363	657	3,900	2,851
Total	$7,925	$7,421	$12,595	$27,322
Note 15. Taxes
Effective Tax Rate
The Company estimates its annual effective tax rate at the end of each fiscal quarter. The effective tax rate takes into account the Company's estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws and possible outcomes of audits.

The following table presents the provision (benefit) for income taxes and the effective tax rates:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Income before income taxes	$71,893	$112,791	$311,295	$283,172
Provision (benefit) for income taxes	$(7,516)	$(3,960)	$133,105	$26,527
Effective tax rate	(10.5)%	(3.5)%	42.8%	9.4%

Tax Reform

The Tax Cuts and Jobs Act (Tax Act), enacted on December 22, 2017, lowered the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018. Because the Company's fiscal 2018 commenced on November 1, 2017, the annual statutory federal corporate tax rate applicable to fiscal 2018 is a blended rate of 23.4%. Beginning in the Company's fiscal 2019, the annual statutory federal corporate tax rate will be 21%.
The Company’s effective tax rate for the nine months ended July 31, 2018 differs from the statutory federal corporate tax rate of 23.4% primarily due to accounting for the effects of the enactment of the Tax Act, which increased income tax expense by $119 million in the first quarter of fiscal 2018. The increased income tax expense was partially offset by the benefits of lower-taxed international earnings, U.S. federal and California research tax credits and excess tax benefits from stock-based compensation, and partially increased by state taxes and the tax effects of non-deductible stock-based compensation and the integration of acquired technologies. The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities.
The Company's effective tax rate decreased in the three months ended July 31, 2018 as compared to the same period in fiscal 2017, primarily due to a decrease in the federal tax rate and an increase in research tax credits. The Company's effective tax rate increased in the nine months ended July 31, 2018, as compared to the same period in fiscal 2017, primarily due to the effects of the Tax Act.
The following accounting impacts of the Tax Act are provisional, based on currently available information and technical guidance on the interpretations of the Tax Act. The Company continues to obtain, analyze and interpret additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies, as such guidance becomes available, in order to complete its accounting for the impact of the Tax Act. Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of certain subsidiaries as well as the amount of foreign taxes paid on such earnings, the final determination of certain net deferred tax assets subject to remeasurement and when the related temporary differences will be settled or realized, and the tax treatment of such provisions of the Tax Act by various state tax authorities. In addition, the Company does not currently have sufficient information and guidance to determine the impact of certain changes to the taxation of its foreign earnings that will become effective for the Company in its fiscal year 2019. The provisional accounting impacts may change in future reporting periods until the Company's accounting analysis is finalized, which will occur no later than the first quarter of the fiscal year 2019, as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

As a result of the reduction in the federal corporate tax rate, the Company remeasured its deferred taxes as of the date of enactment of the Tax Act, resulting in a first quarter provisional tax charge of $46 million based on the tax rate that is expected to apply when such deferred taxes are settled or realized in future periods.

As part of the adoption of a new territorial tax system applicable to foreign earnings, the Tax Act requires the Company to pay a one-time tax (transition tax) on previously untaxed earnings and profits of certain of the Company’s foreign subsidiaries at a rate of 15.5% on such earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings, in each case reduced by certain foreign tax credits. In the first quarter of fiscal 2018, the Company recorded a provisional transition tax expense of $71 million, as well as $2 million of provisional state taxes on these earnings, and income taxes payable of $78 million. The calculation of the transition tax is dependent in part on the actual amount of foreign earnings and foreign taxes for fiscal 2018, as well as potential changes to the Company's tax structure that could occur in response to the Tax Act.

Upon further analyses of certain aspects of the Tax Act and refinement of the Company's calculations during the second quarter of fiscal 2018, the Company adjusted the provisional income taxes payable from $78 million to $18 million primarily to reflect utilization of research credits and net operating loss carryforwards that the Company believes should be available to reduce the transition tax. This adjustment resulted in a reduction of previously recognized deferred tax assets and a decrease in income tax liability, but did not change the provisional transition tax expense recorded in the first quarter of fiscal 2018. During the third quarter of fiscal 2018, proposed guidance on the transition tax was released by the IRS, which the Company is evaluating. The Company currently intends to elect to pay the transition tax over a period of eight years as permitted by the Tax Act. Refinements to the calculation of the provisional transition tax expense and potential changes to the Company's tax structure could further affect the amount of transition tax expense and transition tax payable.

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

The Company has recorded provisional amounts for the tax effects of certain other new provisions of the Tax Act related to compensation and employee benefits in the three and nine months ended July 31, 2018, based on information currently available.
The Tax Act also introduced several new tax provisions related to the taxation of foreign earnings, discussed below:

•
A tax on global intangible low-tax income (GILTI), which is determined annually based on the Company’s aggregate foreign subsidiaries’ income in excess of certain qualified business asset investment return, will be effective for the Company in its fiscal year 2019. The Company needs additional information to complete its analysis on whether to adopt an accounting policy to account for the tax effects of GILTI in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that upon reversal, may be subject to such tax. Accordingly, the Company has not recorded any tax with respect to GILTI in the three and nine months ended July 31, 2018. The Company will make an accounting policy election and complete the required accounting no later than the first quarter of fiscal 2019.

•
A base erosion and anti-abuse tax (BEAT), which functions as a minimum tax that partially disallows deductions for certain related party transactions, that is not effective for the Company until its fiscal year 2019.

•
A special tax deduction for foreign-derived intangible income (FDII), which, in general, allows a deduction of certain intangible income earned in the U.S. and derived from foreign sources, that is not effective for the Company until its fiscal year 2019.

The applicability and impact of these new tax provisions is dependent in part on potential changes to the Company's tax structure that could occur in response to the Tax Act, and on forthcoming IRS guidance.

On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. In view of the Tax Court opinion, the Company amended its cost-sharing arrangement effective February 1, 2016 to exclude stock-based compensation expense on a prospective basis and has reflected the corresponding benefits in its income tax expense for fiscal year 2016 and 2017 and in its effective annual tax rate for fiscal year 2018. On July 24, 2018, the United States Court of Appeals for the Ninth Circuit reversed the decision of the Tax Court, however, subsequently withdrew the decision on August 7, 2018. A rehearing of the case has been scheduled for October 16, 2018. As the final resolution with respect to cost-sharing of stock-based compensation remains unclear, the Company is currently not planning to revise its cost-sharing arrangement and will continue to monitor developments in the Altera case.

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
As discussed in Note 11. Stock Compensation, the Company adopted ASU 2016-09 in the first quarter of fiscal 2017. The Company recorded all income tax effects of share-based awards in its provision for income taxes in the condensed consolidated statement of operations on a prospective basis. Prior to adoption, the Company did not recognize excess tax benefits from stock-based compensation as a charge to capital in excess of par value to the extent that the related tax deduction did not reduce income taxes payable. Upon adoption of ASU 2016-09, the Company recorded a deferred tax asset of $106.5 million for the previously unrecognized excess tax benefits with an offsetting adjustment to retained earnings. Net excess tax benefits reduced the provision for income taxes by $14.6 million and $25.4 million, respectively, for the three and nine months ended July 31, 2018 and by $18.4 million and $29.7 million, respectively, for the three and nine months ended July 31, 2017.
Non-U.S. Examinations

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company’s Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of $18 million. In addition, if the treatment of research expenses were applied to fiscal years after 2014, Synopsys Hungary could lose approximately $18 million in tax benefit in tax periods subsequent to fiscal 2017 due to the enacted reduction of Hungary’s corporate income tax rate. While the ultimate outcome is not certain, the Company believes there is no merit to the assessment and that it will ultimately prevail against the positions taken by the HTA. To that end, on August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. The amount paid is included in long-term prepaid taxes on the balance sheet. A court hearing was held in July 2018, and further hearings are pending. If the Company prevails, the assessment of $47 million and associated interest and penalties would be canceled, but the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.

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
Mentor Patent Litigation
Prior to the legal settlement on June 29, 2018 as further described below, the Company was engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. The

Company succeeded to the litigation when it acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) had been defendants in three patent infringement lawsuits filed by Mentor. Each lawsuit as well as subsequent lawsuits are further described below.
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
The Federal Circuit heard the parties’ respective appeals and issued a decision on March 16, 2017. The panel affirmed the jury verdict and damages award on Mentor’s ‘376 patent and reversed the district court’s dismissal of Mentor’s ‘176, ‘531 and ‘882 patents and the Company’s ‘109 patent. Due to the affirmation of the verdict by the Federal Circuit, the Company had accrued an aggregate amount of $39.0 million as a loss contingency, which was the amount estimated to be the probable loss. The associated charge was recorded in general and administrative expenses in the income statements for the year ended October 31, 2017.

Proceedings on these patents resumed in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On September 1, 2017, the Federal Circuit denied the Company's petition for rehearing. On November 30, 2017, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Federal Circuit’s ruling. The parties completed briefing on March 27, 2018. On April 4, 2018, the Company’s petition was distributed for conference by the Supreme Court. On April 23, 2018, the Solicitor General was invited to file a brief on behalf of the United States.
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
On September 30, 2016, the Company filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. The Company thereafter filed a renewed request for ex parte reexamination of only Claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, the Company also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of Claims 1 and 28. On July 28, 2017, cross-motions for summary judgment were argued, and the Company’s suit challenging the PTO’s decision not to reexamine claims 1 and 28 was dismissed on November 15, 2017. On March 26, 2018, the Company appealed the dismissal to the Federal Circuit. The PTO’s response was due on June 6, 2018.

On May 22, 2017, the Company petitioned for ex parte reexamination of certain claims of the ‘882 patent.  On June 20, 2017, the PTO instituted reexamination on all of the challenged claims and on October 23, 2017 rejected the challenged claims of the ‘882 patent. On March 9, 2018, the PTO withdrew its rejection of the challenged claims.
Legal Settlement

In March 2017, Siemens PLM Software (Siemens) acquired Mentor. On June 29, 2018, the Company and Siemens settled all outstanding patent litigation between the Company and Mentor for a $65.0 million payment made in the current quarter from the Company to Siemens. As noted above, the Company had previously accrued $39.0 million and recorded the remaining $26.0 million as an expense in the current quarter. As a result of the settlement, the litigation with Mentor was dismissed and the injunction entered in connection with that litigation was vacated.

The settlement included mutual seven-year patent cross-licenses between the Company and Siemens, and between the Company and Mentor. The Company and Mentor also amended an existing interoperability agreement to collaborate on a wide range of EDA products for the benefit of their mutual customers. The amendment includes a one-time termination charge between $0 and $25.0 million, payable to Mentor under certain conditions.
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

Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help these companies overcome the challenges of developing increasingly advanced electronics products while also helping them reduce their design and manufacturing costs. While our products are an important part of our customers’ development process, their research and development budget and spending decisions may be affected by their business outlook and willingness to invest in new and increasingly complex chip designs. In addition, a number of consolidations have taken place in the semiconductor industry over the past several years. While we do not believe customer consolidations have had a material impact on our results, the future impact of ongoing consolidation is uncertain. For a discussion of potential risks, please see the risk factor titled “Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results” in Part II, Item 1A. Risk Factors.

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
Our results of operations for the first nine months of fiscal 2018 and 2017 included 40 weeks and 39 weeks, respectively, and ended on August 4, 2018 and July 29, 2017, respectively. The extra week in the first quarter of fiscal 2018 resulted in approximately $46 million of additional revenue, and approximately $34 million of additional expenses. For presentation purposes, the unaudited condensed consolidated financial statements and accompanying notes refer to the closest calendar month end.
Financial Performance Summary
In the third quarter of fiscal 2018, compared to the same period of fiscal 2017:

•	Revenues were $779.7 million, an increase of $84.3 million, or 12%, primarily driven by the overall growth in our business mainly due to higher TSL license revenue.

•
Total cost of revenue and operating expenses were $715.7 million, an increase of $125.7 million, or 21%, primarily due to increases in headcount, including those from acquisitions, and due to the Mentor Graphics Corporation (Mentor) litigation settlement in the third quarter of fiscal 2018.

•	Operating income of $64.0 million, a decrease of $41.4 million or 39%.
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

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a perpetual software license order in the quarter in which the license is delivered. The weighted-average term of the TSLs and term licenses is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered into during the quarter. For the three months ended July 31, 2018 and 2017, the weighted-average license term was 2.5 years.

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

•
Infrequently, we enter into certain license arrangements wherein licenses are provided for a finite term without any other services or rights, including rights to receive, or to exchange licensed software for, unspecified future technology. We recognize revenue from these arrangements in full upon shipment of the software and when all other revenue recognition criteria are met.

Our revenue in any period is equal to the sum of our time-based products, upfront products, and maintenance and services revenue for the period. We derive time-based products revenue largely from TSL orders received and delivered in prior quarters and to a smaller extent from contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront products revenue directly from term and perpetual license and hardware product orders shipped during the period. We derive maintenance revenue largely from maintenance orders received in prior periods since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue primarily from orders received in prior quarters, since we recognize revenue from professional services as those services are delivered and accepted or on percentage of completion for arrangements requiring significant modification of our software.
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

Total Revenue

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$779.7	$695.4	$84.3	12%
Nine months ended	$2,326.0	$2,028.2	$297.8	15%
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
The increase in total revenue for the three and nine months ended July 31, 2018 compared to the same periods in fiscal 2017 was primarily attributable to the overall growth in our business mainly due to higher TSL license revenue from arrangements booked in prior periods. Higher sales of hardware products also contributed to the increase for the nine months ended July 31, 2018. The increase for the nine-month period also included revenues of approximately $46 million due to an extra week in the first quarter of fiscal 2018 compared to fiscal 2017.
Time-Based Products Revenue

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$570.1	$503.5	$66.6	13%
Percentage of total revenue	73%	73%
Nine months ended	$1,697.8	$1,494.0	$203.8	14%
Percentage of total revenue	73%	74%
The increase in time-based products revenue for the three and nine months ended July 31, 2018 compared to the same periods in fiscal 2017 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods. The increase for the nine-month period also included additional revenue due to an extra week in the first quarter of fiscal 2018 compared to fiscal 2017.
Upfront Products Revenue

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$99.6	$100.3	$(0.7)	(1)%
Percentage of total revenue	13%	14%
Nine months ended	$291.1	$263.3	$27.8	11%
Percentage of total revenue	13%	13%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
Upfront products revenue for the three months ended July 31, 2018 compared to the same period in fiscal 2017 was flat due to a slight increase in the sale of perpetual licenses mainly for IP products offset by a slight decrease in the sale of hardware products.
The increase in upfront products revenue for the nine months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily attributable to an increase in the sale of hardware products and IP products driven by higher demand from customers and timing of shipments based on customer requirements.

As our sales of hardware products fluctuate, upfront products revenue as a percentage of total revenue will likely fluctuate. Such fluctuations will continue to be impacted by the timing of shipments based on customer requirements.

Maintenance and Service Revenue

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Maintenance revenue	$25.0	$22.4	$2.6	12%
Professional services and other revenue	85.1	69.2	15.9	23%
Total maintenance and service revenue	$110.1	$91.6	$18.5	20%
Percentage of total revenue	14%	13%
Nine months ended
Maintenance revenue	$74.6	$61.5	$13.1	21%
Professional services and other revenue	262.5	209.4	53.1	25%
Total maintenance and service revenue	$337.1	$270.9	$66.2	24%
Percentage of total revenue	14%	13%
The increase in maintenance revenue for the three and nine months ended July 31, 2018 compared to the same periods in fiscal 2017 was primarily due to an increase in the volume of arrangements that include maintenance.
The increase in professional services and other revenue for the three and nine months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily due to the increase in consulting projects, including contributions from acquisitions. The increase for the nine-month period also included additional revenue due to an extra week in the first quarter of fiscal 2018 compared to fiscal 2017.
We expect our professional services revenue to continue to increase in future periods as a result of recent acquisitions, but we do not expect the impact to be material to our total revenue.
Cost of Revenue

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Cost of products revenue	$115.4	$107.1	$8.3	8%
Cost of maintenance and service revenue	49.8	43.8	6.0	14%
Amortization of intangible assets	20.2	18.6	1.6	9%
Total	$185.4	$169.5	$15.9	9%
Percentage of total revenue	24%	24%
Nine months ended
Cost of products revenue	$335.0	$305.0	$30.0	10%
Cost of maintenance and service revenue	150.7	122.6	28.1	23%
Amortization of intangible assets	59.6	59.7	(0.1)	—%
Total	$545.3	$487.3	$58.0	12%
Percentage of total revenue	23%	24%

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
The increase in cost of revenue for the three months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily due to an increase of $10.4 million in personnel-related costs as a result of headcount increases including those from acquisitions.
The increase in cost of revenue for the nine months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily due to an increase of $41.6 million in personnel-related costs as a result of headcount increases including those from acquisitions as well as one additional week of expenses of approximately $4.5 million.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.
Operating Expenses
Research and Development

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$277.4	$228.7	$48.7	21%
Percentage of total revenue	36%	33%
Nine months ended	$793.9	$664.3	$129.6	20%
Percentage of total revenue	34%	33%
The increase in research and development expenses for the three months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily due to an increase of $38.6 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
The increase in research and development expenses for the nine months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily due to an increase of $85.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions, one additional week of expenses of approximately $19.3 million.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.

Sales and Marketing

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$158.0	$131.5	$26.5	20%
Percentage of total revenue	20%	19%
Nine months ended	$455.7	$395.2	$60.5	15%
Percentage of total revenue	20%	19%
The increase in sales and marketing expenses for the three months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily due to an increase of $15.4 million in personnel-related costs as a result of headcount increases, an increase of $4.1 million in variable compensation primarily due to timing of shipments, as well as an increase of $3.9 million due to timing of marketing events.
The increase in sales and marketing expenses for the nine months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily due to an increase of $39.5 million in personnel-related costs as a result of headcount increases, an increase of $5.1 million due to timing of marketing events, and one additional week of expenses of approximately $5.8 million.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.
General and Administrative

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended	$84.3	$46.4	$37.9	82%
Percentage of total revenue	11%	7%
Nine months ended	$199.5	$170.7	$28.8	17%
Percentage of total revenue	9%	8%
The increase in general and administrative expenses for the three months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily due to an increase of $26.0 million in legal expenses from a litigation settlement, an increase of $5.7 million in personnel-related costs as a result of headcount increases, as well as an increase of $5.5 million in professional service costs.
The increase in general and administrative expenses for the nine months ended July 31, 2018 compared to the same period in fiscal 2017 was primarily due to an increase of $15.8 million in personnel-related costs as a result of headcount increases, an increase of $17.3 million in professional service costs, and one additional week of expenses of approximately $4.1 million. The increase was partially offset by a decrease of $12.0 million in litigation accrual due to a $38.0 million loss contingency that was recorded for a litigation in the second quarter of fiscal 2017, compared to $26.0 million in fiscal 2018.
Changes in other general and administrative expense categories for the above-mentioned periods were not individually material.

Amortization of Intangible Assets

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Included in cost of revenue	$20.2	$18.6	$1.6	9%
Included in operating expenses	10.7	7.9	2.8	35%
Total	$30.9	$26.5	$4.4	17%
Percentage of total revenue	4%	4%
Nine months ended
Included in cost of revenue	$59.6	$59.7	$(0.1)	—%
Included in operating expenses	30.9	23.8	7.1	30%
Total	$90.5	$83.5	$7.0	8%
Percentage of total revenue	4%	4%
Amortization of intangible assets for the three and nine months ended July 31, 2018 compared to the same periods in fiscal 2017 increased primarily due to additions of acquired intangible assets, partially offset by intangible assets that were fully amortized. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for a schedule of future amortization amounts.
Restructuring Charges
During the nine months ended July 31, 2018, we incurred restructuring charges of approximately $1.9 million as part of a business realignment. Total charges under this realignment are expected to be $8.0 million to $10.0 million consisting of severance and benefits in fiscal 2018.
During the three and nine months ended July 31, 2017, we incurred restructuring charges of $6.0 million and $31.0 million, respectively, for involuntary and voluntary employee termination actions. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our restructuring charges.
Other Income (Expense), net

	July 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Three months ended
Interest income	$1.1	$2.0	$(0.9)	(45)%
Interest (expense)	(4.6)	(2.3)	(2.3)	100%
Gain (loss) on assets related to executive deferred compensation plan	8.4	6.8	1.6	24%
Foreign currency exchange gain (loss)	1.6	0.3	1.3	433%
Other, net	1.4	0.6	0.8	133%
Total	$7.9	$7.4	$0.5	7%
Nine months ended
Interest income	$3.7	$4.7	$(1.0)	(21)%
Interest (expense)	(11.3)	(5.5)	(5.8)	105%
Gain (loss) on assets related to executive deferred compensation plan	14.6	22.3	(7.7)	(35)%
Foreign currency exchange gain (loss)	1.7	2.9	(1.2)	(41)%
Other, net	3.9	2.9	1.0	34%
Total	$12.6	$27.3	$(14.7)	(54)%

Other income (expense), net, for the three months ended July 31, 2018 compared to the same period in fiscal 2017 remained relatively flat.
Other income (expense), net, for the nine months ended July 31, 2018 was lower compared to the same period in fiscal 2017, primarily due to lower gains in the market value of our executive deferred compensation plan assets and higher interest expense due to a higher debt balance.
Taxes
Our effective tax rate decreased in the three months ended July 31, 2018 as compared to the same period in fiscal 2017, primarily due to a decrease in the federal corporate tax rate and an increase in research tax credits. Our effective tax rate increased in the nine months ended July 31, 2018, as compared to the same period in fiscal 2017, primarily due to the effects of the Tax Cuts and Jobs Act (Tax Act), enacted on December 22, 2017. The Tax Act transitions the U.S. tax system to a new territorial system and lowers the statutory federal corporate income tax rate from 35% to 21%.
The reduction of the statutory federal corporate tax rate to 21% became effective on January 1, 2018. In fiscal 2018, our statutory federal corporate tax rate is a blended rate of 23.4%, which will be reduced to 21% in fiscal 2019 and thereafter.
We have made provisional estimates of the accounting impacts of certain provisions of the Tax Act. We continue to obtain, analyze and interpret additional guidance issued and will revise our estimates as additional information becomes available. The provisional accounting impacts may change in future reporting periods until the accounting is finalized, which will occur no later than the first quarter of fiscal 2019. The applicability and impact of these new tax provisions is dependent in part on potential changes to our tax structure that could occur in response to the Tax Act, and on forthcoming Internal Revenue Service guidance.
As a result of the reduction in the federal corporate tax rate, we remeasured our deferred taxes, resulting in a first quarter provisional tax charge of $46 million based on the tax rate that will apply when these deferred taxes are settled or realized in future periods.
As part of the adoption of new territorial tax system, the Tax Act requires us to pay a one-time transition tax on previously untaxed earnings and profits of certain of our foreign subsidiaries at a rate of 15.5% on such earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings, in each case reduced by certain foreign tax credits. In the first quarter of fiscal 2018, we recorded a provisional transition tax expense of $71 million, as well as $2 million of provisional state taxes on these earnings, and income taxes payable of $78 million. The calculation of the transition tax is dependent in part on the actual amount of foreign earnings and foreign taxes for fiscal 2018, as well as potential changes to our tax structure that could occur in response to the Tax Act.
Upon further analyses of certain aspects of the Tax Act and refinement of our calculations during the second quarter of fiscal 2018, we adjusted the provisional income taxes payable from $78 million to $18 million primarily to reflect utilization of research credits and net operating loss carryforwards that we believe should be available to reduce the transition tax. This adjustment resulted in a reduction of previously recognized deferred tax assets and a decrease in income tax liability, but did not change the provisional transition tax expense recorded in first quarter of fiscal 2018. During the third quarter of fiscal 2018, proposed guidance on the transition tax was released by the IRS, which we are evaluating. We currently intend to elect to pay the transition tax over a period of eight years as permitted by the Tax Act. Refinements to the calculation of the provisional transition tax expense and potential changes to our tax structure could further affect the amount of transition tax expense and transition tax payable.
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
As of July 31, 2018, we held an aggregate of $134.8 million in cash and cash equivalents in the United States and an aggregate of $606.4 million in our foreign subsidiaries. As a result of the Tax Act enacted on December 22, 2017, we have recorded a provisional tax liability for the transition tax on foreign earnings, payable over eight years, of $15 million reflected as a long-term liability, as well as state taxes of $3 million. If we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings that were subject to the transition tax would not be subject to further U.S. tax. In addition, we have provided state and foreign deferred taxes on our undistributed earnings sufficient to address the incremental tax that would be due on future foreign earnings. We expect to incur certain nonrecurring tax liabilities in the near future as a result of changes to our tax structure in connection with the Tax Act and other international tax changes.
The following sections discuss changes in our unaudited condensed consolidated balance sheets and statements of cash flows, and other commitments of our liquidity and capital resources during the nine months ended July 31, 2018.
Cash and Cash Equivalents

	July 31, 2018	October 31, 2017	$ Change	% Change
	(dollars in millions)
Cash and cash equivalents	$741.2	$1,048.4	$(307.2)	(29)%
Cash and cash equivalents decreased primarily due to cash used for acquisitions, stock repurchases under our accelerated stock repurchase agreements (the December 2017 ASRs), repayment of debt, and purchases of property and equipment. Cash used was partially offset by net proceeds from our credit facilities and term loan.

Cash Flows

	July 31,
	2018	2017	$ Change
	(dollars in millions)
Nine months ended
Cash provided by operating activities	$293.3	$449.7	$(156.4)
Cash used in investing activities	(705.9)	(245.0)	(460.9)
Cash provided by (used in) financing activities	109.3	(25.9)	135.2
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
Cash provided by operating activities. Cash provided by operating activities for the nine months ended July 31, 2018 was lower compared to the same period in fiscal 2017, primarily due to higher vendor disbursements and tax payments, partially offset by stronger collections from customers.
Cash used in investing activities. Cash used in investing activities for the nine months ended July 31, 2018 was higher compared to the same period in fiscal 2017, primarily due to cash paid for acquisitions of $646.7 million.
Cash provided by (used in) financing activities. Cash provided by financing activities for the nine months ended July 31, 2018 was higher compared to the same period in fiscal 2017, primarily due to higher proceeds from our credit facilities and term loan, net of repayments, of $246.3 million, partially offset by higher stock repurchase activities of $100.0 million.

Accounts Receivable, net

	July 31, 2018	October 31, 2017	$ Change	% Change
	(dollars in millions)
Accounts Receivable, net	$501.3	$451.1	$50.2	11%
Changes in our accounts receivable balance are primarily driven by timing of customer billing, collection activities and to a lesser extent, customer receivables acquired through our acquisitions.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets:

	July 31, 2018	October 31, 2017	$ Change	% Change
	(dollars in millions)
Current assets	$1,465.6	$1,682.6	$(217.0)	(13)%
Current liabilities	2,083.4	1,614.1	469.3	29%
Working capital	$(617.8)	$68.5	$(686.3)	(1,002)%
Decreases in our working capital were primarily due to a decrease in cash and cash equivalents of $307.2 million, and an increase in short term debt of $487.9 million, which were partially offset by a decrease in accounts payable and accrued liabilities of $50.8 million, and an increase in accounts receivable of $50.2 million.
Other Commitments—Credit Facility
In July 2018, we entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. We expect to draw on the credit facility from quarter to quarter as needed.
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and a minimum interest coverage ratio, as well as other non-financial covenants. As of July 31, 2018, we were in compliance with all financial covenants.
As of July 31, 2018, we had a $136.6 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $123.8 million is classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
Remainder of fiscal 2018	$2,813
2019	14,062
2020	17,813
2021	27,187
2022	75,000
Total	$136,875
As of October 31, 2017, we had a $144.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $134.1 million is classified as long-term liabilities, and no outstanding balance under the Revolver.

In December 2017, we drew down $450.0 million under the Revolver and the total outstanding balance of the Revolver as of July 31, 2018 was $485.0 million after partial repayments, which is included in short-term liabilities. We expect the borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of July 31, 2018, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Other
As of July 31, 2018, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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
Contractual Obligations
The following table summarizes our contractual obligations as of July 31, 2018:

	Total	Remainder of Fiscal 2018	Fiscal 2019/ Fiscal 2020	Fiscal 2021/ Fiscal 2022	Thereafter	Other
	(in thousands)
Operating Leases	$587,986	$47,428	$89,430	$98,915	$352,213	$—
Purchase Obligations(1)	404,376	79,953	324,336	87	—	—
Other Long-Term Obligations(2)	624,348	487,698	33,600	103,050	—	—
Long term accrued income taxes(3)	23,229	—	—	—	—	23,229
Total	$1,639,939	$615,079	$447,366	$202,052	$352,213	$23,229

(1)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business as of July 31, 2018. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(2)	These other obligations include our Term Loan, Revolver, and associated fees.

(3)
Long-term accrued income taxes represent uncertain tax benefits as of July 31, 2018. Currently, a reasonably reliable estimate of timing of payments in individual years beyond fiscal 2018 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

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
As of July 31, 2018, our exposure to market risk has not changed materially since October 31, 2017. For more information on financial market risks related to changes in interest rates, reference is made to Item 7A. Quantitative and Qualitative Disclosure about Market Risk contained in Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2017, filed with the SEC on December 14, 2017.

Item 4.	Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of July 31, 2018, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of July 31, 2018, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the three months ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

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
Mentor Patent Litigation
Prior to the legal settlement on June 29, 2018 as further described below, we were engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. The Company succeeded to the litigation when it acquired Emulation & Verification Engineering S.A. (EVE) on October 4, 2012. At the time of the acquisition, EVE and EVE-USA, Inc. (collectively, the EVE Parties) had been defendants in three patent infringement lawsuits filed by Mentor. Each lawsuit as well as subsequent lawsuits are further described below.
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
The Federal Circuit heard the parties’ respective appeals and issued a decision on March 16, 2017. The panel affirmed the jury verdict and damages award on Mentor’s ‘376 patent and reversed the district court’s dismissal of

Mentor’s ‘176, ‘531 and ‘882 patents and the Company’s ‘109 patent. Due to the affirmation of the verdict by the Federal Circuit, the Company had accrued an aggregate amount of $39.0 million as a loss contingency, which was the amount estimated to be the probable loss. The associated charge was in general and administrative expenses in the income statements for the year ended October 31, 2017.

Proceedings on these patents resumed in the federal district court in Oregon, including trial of alleged supplemental damages on and willful infringement of the ‘376 patent. On May 1, 2017, the Company petitioned for rehearing by all judges currently sitting on the Federal Circuit. On September 1, 2017, the Federal Circuit denied the Company's petition for rehearing. On November 30, 2017, the Company filed a petition for certiorari with the U.S. Supreme Court seeking review of the Federal Circuit’s ruling. The parties completed briefing on March 27, 2018. On April 4, 2018, the Company’s petition was distributed for conference by the Supreme Court. On April 23, 2018, the Solicitor General was invited to file a brief on behalf of the United States.
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

On September 30, 2016, the Company filed a petition requesting ex parte reexamination of all of the claims of the ‘376 patent asserted in the Oregon Action. Mentor objected on procedural grounds. On November 8, 2016, the PTO instituted reexamination of the ‘376 patent. On December 15, 2016, the PTO vacated its decision to institute reexamination based upon Mentor’s procedural objection. The Company thereafter filed a renewed request for ex parte reexamination of only Claims 24, 26 and 27 of the patent, which was granted by the PTO in February 2017. On May 2, 2017, the Company also sued the PTO in federal district court in the Eastern District of Virginia, challenging the PTO’s decision not to institute reexamination of Claims 1 and 28. On July 28, 2017, cross-motions for summary judgment were argued, and the Company’s suit challenging the PTO’s decision not to reexamine claims 1 and 28 was dismissed on November 15, 2017. On March 26, 2018, the Company appealed the dismissal to the Federal Circuit. The PTO’s response was due on June 6, 2018.

On May 22, 2017, the Company petitioned for ex parte reexamination of certain claims of the ‘882 patent.  On June 20, 2017, the PTO instituted reexamination on all of the challenged claims and on October 23, 2017 rejected the challenged claims of the ‘882 patent.  On March 9, 2018, the PTO withdrew its rejection of the challenged claims.

Legal Settlement
In March 2017, Siemens PLM Software (Siemens) acquired Mentor. On June 29, 2018, the Company and Siemens settled all outstanding patent litigation between the Company and Mentor for a $65.0 million payment made in the current quarter from the Company to Siemens. As noted above, the Company had previously accrued $39.0 million and recorded the remaining $26.0 million as an expense in the current quarter. As a result of the settlement, the litigation with Mentor was dismissed and the injunction entered in connection with that litigation was vacated.

The settlement included mutual seven-year patent cross-licenses between the Company and Siemens, and between the Company and Mentor. The Company and Mentor also amended an existing interoperability agreement to collaborate on a wide range of EDA products for the benefit of their mutual customers. The amendment includes a one-time termination charge between $0 and $25.0 million, payable to Mentor under certain conditions.

Other Proceedings
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company's Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $47 million and interest and penalties of $18 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment, while continuing its challenge to the assessment in court. The amount paid is included in long-term prepaid taxes on the balance sheet. Hearings were held in February and July 2018, and further hearings are pending.

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

•	Our ability to implement effective cost control measures;

•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;

•	Changes in the mix of our products sold, as increased sales of our products with lower gross margins, such as our hardware products, may reduce our overall margins;

•	Expenses related to our acquisition and integration of businesses and technology;

•	Changes in tax rules, as well as changes to our effective tax rate, including the tax effects of infrequent or unusual transactions and tax audit settlements;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products, which include a sole supplier for certain hardware components; and

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business in the current year and future years. Accounting for these provisions in fiscal 2018 requires the use of provisional estimates in our financial statements, and the exercise of significant judgment in accounting for the Tax Act's provisions. As regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain new provisions that will affect our income from foreign operations beginning in our fiscal 2019, as well as a lower corporate tax rate on income from domestic operations. The applicability and impact of these new tax provisions is dependent in part on potential changes to our tax structure that could occur in response to the Tax Act. The net impact of such changes is uncertain, and could adversely affect our tax rate and cash flow in future years.

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
As of July 31, 2018, approximately 82% of our worldwide cash, cash equivalents and short-term investments balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs, including the Tax Act provisional transition tax, primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. As of July 31, 2018, we had outstanding debt of $136.6 million, net of an immaterial amount of debt issuance costs, under our $150.0 million term loan facility, and $485.0 million of outstanding debt under our $650.0 million revolving credit facility. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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

For example, we were engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. In June 2018, we settled all outstanding patent litigation with Mentor for a $65.0 million payment made in the third quarter of fiscal 2018 to Siemens, who previously acquired Mentor in March 2017. Further information regarding the lawsuits and settlement are contained in Part II, Item 1, Legal Proceedings and Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements under the heading “Legal Proceedings”. In conjunction with the settlement, we also amended an existing interoperability agreement with Mentor to collaborate on a wide range of EDA products. The amendment includes a one-time termination charge between $0 and $25 million, payable to Mentor under certain conditions.  In the event such conditions are met, the termination charge could have an adverse effect on our operating results.

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
In May 2018, we entered into an accelerated share repurchase agreement (the May 2018 ASR) to repurchase an aggregate of $165.0 million of our common stock. Pursuant to the May 2018 ASR, we made a prepayment of $165.0 million and received initial share deliveries valued at $132.0 million. The remaining balance of $33.0 million is anticipated to be settled on or before November 1, 2018, upon completion of the repurchase. Under the terms of the May 2018 ASR, the specific number of shares that we ultimately repurchase will be based on the volume-weighted average share price of our common stock during the repurchase period, less a discount.

The table below sets forth information regarding our repurchases of our common stock during the three months ended July 31, 2018:

Period (1)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
Month #1
May 6, 2018 through June 9, 2018	1,508,571	$87.50	1,508,571	$325,000,050
Month #2
June 10, 2018 through July 7, 2018	—	$—	—	$325,000,050
Month #3
July 8, 2018 through August 4, 2018	—	$—	—	$325,000,050
Total	1,508,571	$87.50	1,508,571	$325,000,050

(1)	As of July 31, 2018, $325.0 million remained available for future repurchases under the program.
See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6.	Exhibits

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws	8-K	000-19807	3.2	5/23/2012
4.1	Specimen Common Stock Certificate(P)	S-1	33-45138	4.3	2/24/92 (effective date)
31.1	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: August 24, 2018	By:	/s/ TRAC PHAM
Trac Pham Chief Financial Officer (Principal Financial Officer)