Form 10-K
period 2018-10-31
SYNOPSYS INC
filed 2018-12-17
CIK 883241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10.5 billion. Aggregate market value excludes an aggregate of approximately 29.2 million shares of common stock held by the registrant’s executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
On December 12, 2018, 149,515,012 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, scheduled to be held on April 8, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

SYNOPSYS, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal year ended October 31, 2018

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

Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2018 was a 53-week year and ended on November 3, 2018. Fiscal 2017 and 2016 were 52-week years and ended on October 28, 2017 and October 29, 2016, respectively. Fiscal 2019 will be a 52-week year.
For presentation purposes, this Form 10-K refers to the closest calendar month end.

PART I

Item 1. Business
Company Overview

Synopsys, Inc. provides products and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their code. We are a global leader in supplying the electronic design automation
(EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, we provide technical services and support to help our customers develop advanced chips and electronic systems. We are also a leading provider of software tools and services that improve the security and quality of software code in a wide variety of industries, including electronics, financial services, media, automotive, medicine, energy and industrials.
Corporate Information

We incorporated in 1986 in North Carolina and reincorporated in 1987 in Delaware. Our headquarters are located at 690 East Middlefield Road, Mountain View, California 94043, and our headquarters’ telephone number is (650) 584-5000. We have approximately 120 offices worldwide.

Our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, and Proxy Statements relating to our annual meetings of stockholders (including any amendments to these reports, as well as filings made by our executive officers and directors) are available through the Investor Relations page of our website (www.synopsys.com) free of charge as soon as practicable after we file them with, or furnish them to, the SEC (www.sec.gov). We use our Investor Relations page as a routine channel for distribution of important information, including news releases, investor presentations, and financial information. The contents of our website are not part of this Form 10-K.
Background

Recent years have seen a remarkable proliferation of consumer and wireless electronic products, particularly mobile devices. The growth of the Internet and cloud computing has provided people with new ways to create, store and share information. At the same time, the increasing use of electronics in cars, buildings, appliances and other consumer products is creating a connected landscape of “smart” devices. Numerous software applications (apps) have been developed to expand the potential of these connected devices. The increasing viability of artificial intelligence and machine learning is driving an increase in the activity of new and existing chip design companies around the world.

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

The popularity of mobile devices and other electronic products has increased demand for chips and systems with greater functionality and performance, reduced size, and lower power consumption. Our customers are the designers of those products and are facing intense pressure to deliver innovative products in shorter timeframes and at lower prices. In other words, innovation in chip and system design often hinges on providing products “better,” “sooner,” and “cheaper” than competitors. The designs of these chips and systems are extremely complex and necessitate state-of-the-art design solutions.

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

The task of the software developer is to write code that not only accomplishes the developer's goal as efficiently as possible, but also runs securely and is free of defects. We offer products that can help developers write higher quality, more secure code by analyzing their code for quality defects and known security vulnerabilities, adding intelligence and automation to the software testing process, and helping to eliminate defects in a systematic manner. To the extent that developers make use of open source software in their code, our products can help developers better manage the composition and security of the code. Our products enable software developers to catch flaws earlier in the development cycle, when they are less costly to fix.
Products and Services
Revenue from our products and services is categorized into four groups:

•	Core EDA, which includes digital, custom and Field Programmable Gate Array (FPGA) IC design and verification products;

•	IP, Systems and Software Integrity, which includes our DesignWare® IP portfolio, system-level products, and software security and quality testing solutions;

•	Manufacturing Solutions; and

•	Professional Services and Other.
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

Digital and Custom IC Design

Our Fusion Design Platform™ provides customers with a comprehensive digital design implementation solution that includes industry-leading products and incorporates common libraries and consistent timing, delay calculation, UPF power intent descriptions, and constraints throughout the design process. The Fusion Design Platform, which was launched in the fall of 2018, redefines conventional design tool boundaries to deliver a more integrated flow than ever before, with better quality of results and time to results.  The platform gives designers the flexibility to integrate internally developed and third-party tools. With innovative technologies, a common foundation, and flexibility, our Fusion Design Platform helps reduce design times, decrease uncertainties in the design steps, and minimize the risks inherent in advanced, complex IC design. The platform supports multiple technology nodes, including most advanced technology nodes such as 16/14nm, 12nm, 10nm, and 7/8nm, with technology collaborations at 5nm and below.

Key design products, available as part of the Fusion Design Platform, include Design Compiler® logic synthesis, IC Compiler™ II physical design, Fusion Compiler™ RTL to GDSII design implementation, PrimeTime® static timing analysis, StarRC™ parasitic extraction, Ansys RedHawk fusion rail analysis, and IC Validator physical verification.

Our Custom Design Platform™ is a unified suite of design and verification tools that accelerates the development of robust custom and AMS designs. Anchored by the Custom Compiler custom design environment, the platform features industry-leading circuit simulation performance, a fast, easy-to-use custom layout editor complemented with best-in-class technologies for parasitic extraction, reliability analysis, and physical verification. Key features of the Custom Design Platform include reliability-aware verification, visually-assisted layout automation, extraction fusion, and DRC fusion technologies. The platform supports multiple technology nodes, including most advanced technology nodes such as 16/14nm, 12nm, 10nm, and 7/8nm.

Our Custom Design Platform is based on the OpenAccess database and includes open APIs for third-party tool integration. Platform tools include HSPICE® and FineSim® SPICE circuit simulators, CustomSim™ FastSPICE, Custom Compiler layout and schematic editor, StarRC parasitic extraction, and IC Validator physical verification.
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
System-Level Solutions

Our System-Level verification solutions include the following elements of our Verification Continuum platform:

•
HAPS® FPGA-based prototyping systems, which provide design and verification teams with an integrated and scalable hardware-software solution for early software development and to improve their SoC schedules;

•
Virtualizer™ virtual prototyping solutions, which address the increasing development challenges associated with software-rich semiconductor and electronic products by accelerating both the development and deployment of virtual prototypes; and

•
Platform Architect solution, which provides architects and system designers with tools and efficient methods for early analysis and optimization of multi-core SoC architectures for performance and power.

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
Software Integrity Solutions

Our Software Integrity platform is a comprehensive solution for building integrity—security and quality—into our customers’ software development lifecycle and supply chain. These testing tools, services and programs enable our customers to manage open source license compliance and detect and remediate security vulnerabilities and defects across their entire software development lifecycle. Our offerings include security testing, managed services, programs and professional services, and training.

Key products in the security, quality and compliance testing space include:

•
Coverity® static analysis tools (including regular critical updates), which analyze software code to find crash-causing bugs, incorrect program behavior, the latest security vulnerabilities, memory leaks and other performance-degrading flaws;

•
Defensics® fuzz testing tools, which examine security vulnerabilities in software binaries and libraries, particularly network protocols and file formats, by systematically sending invalid or unexpected inputs to the system under test;

•
Black Duck™ software composition analysis tools, which scan binary and source code for license issues and other known security vulnerabilities stemming from incorporated third-party and open source code; and

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

Programs and Professional Services address unique security and quality needs with specialized consulting by skilled experts, including the Building Security in Maturity Mode (BSIMM), which measures the effectiveness of software security initiatives by assessing the current state as compared to industry benchmarks.

Finally, training includes eLearning and instructor-led training that prepares developers and security professionals to build security and quality into their software development process and remediate found vulnerabilities and defects.
Manufacturing Solutions

Our Manufacturing Solutions software products and technologies enable semiconductor manufacturers to more quickly develop new fabrication processes that produce production-level yields. These products are used in the early research and development phase, as well as in the production phase, where designers use these products to help convert IC design layouts into the masks used to manufacture the devices.

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
Customer Service and Technical Support

A high level of customer service and support is critical to the adoption and successful use of our products. We provide technical support for our products through both field-based and corporate-based application engineering teams. Customers that purchase Technology Subscription Licenses (TSLs) receive post-contract customer support bundled with their license fee. Customers that purchase perpetual licenses may purchase these services separately, as further described in Product Sales and Licensing Agreements below.

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

Our Software Integrity solutions support several existing and emerging industry standards for software coding and security, such as the Motor Industry Software Reliability Association (MISRA) coding standards for the automotive industry. In addition, our products support multiple major programming languages, including C/C++, Objective C, C#, JavaScript (including many commonly used frameworks), and others. In addition, we support many common compilers, development environments, frameworks, and data and file formats.

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
Our backlog was approximately $4.0 billion on October 31, 2018, an increase from backlog of $3.7 billion on October 31, 2017, resulting primarily from the timing of large multi-year contract renewals. Backlog represents committed orders that are expected to be recognized as revenue over the following three years. We currently expect that $1.7 billion of our backlog will be recognized after fiscal 2019. Backlog may not be a reliable predictor of our future sales as business conditions may change and technologies may evolve, and customers may seek to renegotiate their arrangements or may default on their payment obligations. For this and other reasons, we may not be able to recognize expected revenue from backlog when anticipated.

Revenue attributable to each of our four product categories is shown below as a percentage of total revenue for the last three fiscal years.
Aggregate revenue derived from Intel Corporation and its subsidiaries through multiple agreements accounted for 15.4%, 17.9% and 15.9% of our total revenue in fiscal 2018, 2017 and 2016, respectively. No other customer accounted for more than 10% of our revenue during such periods.
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

In a number of cases, we provide our customers the right to “re-mix” a portion of the software they initially licensed for other specified Synopsys products. For example, a customer may use our front-end design products for a portion of the license term and then exchange such products for back-end place-and-route software for the remainder of the term in order to complete the customer’s IC design. This practice helps ensure the customer’s access to the complete design flow needed to design their product. Offering remix rights to customers gives us an advantage over competitors who offer a narrower range of products because customers can obtain more of their design flow from a single vendor. At the same time—because in such cases the customer does not need to obtain a new license and pay an additional license fee for the use of the additional products—the use of these arrangements could result in reduced revenue compared to licensing the individual products separately without re-mix rights.
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
Competition

The EDA industry is highly competitive. We compete against other EDA vendors and against our customers’ own design tools and internal design capabilities. In general, we compete principally on technology leadership, product quality and features (including ease-of-use), license terms, price and payment terms, post-contract customer support, flexibility of tool use, and interoperability with our own and other vendors’ products. We also deliver a significant amount of engineering and design consulting for our products. No single factor drives an EDA customer’s buying decision, and we compete on all fronts to capture a higher portion of our customers’ budgets. Our competitors include EDA vendors that offer varying ranges of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation (now part of Siemens AG). We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process, as well as with customers’ internally developed design tools and capabilities.

In the area of IP products, we compete against numerous other IP providers, including Cadence Design Systems, Inc., and our customers' internally developed IP. We generally compete on the basis of product quality, reliability and features, ease of integration with customer designs, compatibility with design tools, license terms, price and payment terms, and customer support.

In the area of Software Integrity solutions, we compete with numerous other solution providers, many of which focus on specific aspects of software security or quality analysis. We also compete with frequent new entrants, which include start-up companies and more established software companies. For example, competitors named in the Gartner Magic Quadrant for Application Security Testing include Checkmarx Ltd., International Business Machines Corporation, Micro Focus International plc, and Veracode (acquired by Thoma Bravo, LLC).
Proprietary Rights

We primarily rely upon a combination of copyright, patent, trademark, and trade secret laws and license and non-disclosure agreements to establish and protect our proprietary rights. We have a diversified portfolio of more than 3,100 United States and foreign patents issued, and we will continue to pursue additional patents in the future. Our issued patents have expiration dates through 2037. Our patents primarily relate to our products and the technology used in connection with our products. Our source code is protected both as a trade secret and as an unpublished copyrighted work. However, third parties may independently develop similar technology. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. While protecting our proprietary technology is important to our success, our business as a whole is not significantly dependent upon any single patent, copyright, trademark, or license.

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
Employees
As of October 31, 2018, Synopsys had 13,245 employees, of which 4,679 were based in the United States.

Executive Officers of the Registrant
The executive officers of Synopsys and their ages as of December 14, 2018 were as follows:

Name	Age	Position
Aart J. de Geus	64	Co-Chief Executive Officer and Chairman of the Board of Directors
Chi-Foon Chan	69	Co-Chief Executive Officer and President
Trac Pham	49	Chief Financial Officer
Joseph W. Logan	59	Sales and Corporate Marketing Officer
John F. Runkel, Jr.	63	General Counsel and Corporate Secretary
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
The growth of our business depends primarily on the semiconductor and electronics industries.
The growth of the electronic design automation (EDA) industry as a whole, our EDA and intellectual property (IP) product sales, and to some extent our Software Integrity Solutions sales, is dependent on the semiconductor and electronics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers and their customers. The increasing complexity of designs of systems-on-chips and integrated circuits, and customers’ concerns about managing costs, have previously led and in the future could lead to a decrease in design starts and design activity in general, with some customers focusing more on one discrete phase of the design process or opting for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. Demand for our products and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and electronics industries slows or stalls. Additionally, as the EDA industry matures, consolidation may result in stronger competition from companies better able to compete as sole source vendors. This increased competition may cause our revenue growth rate to decline and exert downward pressure on our operating margins, which may have an adverse effect on our business and financial condition.
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
While the global economy has shown improvement in recent years, there are still uncertainties surrounding the strength of the recovery in many regions. Uncertainty caused by challenging global economic conditions could lead some of our customers to postpone their decision-making, decrease their spending and/or delay their payments to us. Such caution by customers could, among other things, limit our ability to maintain or increase our sales or recognize revenue from committed contracts.
We cannot predict the stability of the economy as a whole or the industries in which we operate. Further economic instability could adversely affect the banking and financial services industry and result in credit downgrades of the banks we rely on for foreign currency forward contracts, credit and banking transactions, and deposit services, or cause them to default on their obligations. There is uncertainty regarding how proposed, contemplated or future changes to the complex laws and regulations governing our industry, the banking and financial services industry, and the economy could affect our business. In addition, economic conditions could deteriorate in the future, and, in particular, the semiconductor and electronics industries could fail to grow, including as the result of any disruption of international trade relationships. In the event of future improvements in economic conditions for our customers, the positive impact on our revenues and financial results may be deferred due to our business model. Any of the foregoing could cause adverse effects on our business, operating results and financial condition, and could cause our stock price to decline.
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

•	Our ability to implement effective cost control measures;

•	Our dependence on a relatively small number of large customers, and on such customers continuing to renew licenses and purchase additional products from us, for a large portion of our revenue;

•	Changes to the amount, composition and valuation of, and any impairments to or write-offs of, our inventory;

•	Changes in the mix of our products sold, as increased sales of our products with lower gross margins, such as our hardware products, may reduce our overall margins;

•	Expenses related to our acquisition and integration of businesses and technology;

•	Changes in tax rules, as well as changes to our effective tax rate, including the tax effects of infrequent or unusual transactions and tax audit settlements;

•	Delays, increased costs or quality issues resulting from our reliance on third parties to manufacture our hardware products, which includes a sole supplier for certain hardware components;

•
General economic and political conditions that affect the semiconductor and electronics industries, such as disruptions to international trade relationships, including tariffs, export licenses, or other trade barriers affecting our or our suppliers' products; and

•	Changes in accounting standards, such as Topic 606, as discussed in Note 14 of Notes to Consolidated Financial Statements, which, for example, could impact the expected realization of our backlog.
The timing of revenue recognition may also cause our revenue and earnings to fluctuate. The timing of revenue recognition is affected by factors that include:

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

•	Changes in accounting standards, such as Topic 606, as discussed in Note 14 of Notes to Consolidated Financial Statements; and

•	Changes in our revenue recognition model.
These factors, or any other factors or risks discussed herein, could negatively impact our revenue or earnings and cause our stock price to decline. Additionally, our results may fail to meet or exceed the expectations of securities analysts and investors, or such analysts may change their recommendation regarding our stock, which could cause our stock price to decline. Our stock price has been, and may continue to be, volatile, which may make it more difficult for our stockholders to sell their shares at a time or a price that is favorable to them.
We operate in highly competitive industries, and if we do not continue to meet our customers’ demand for innovative technology at lower costs, our products may become uncompetitive and obsolete, and our business and financial condition may be harmed.
We compete against EDA vendors that offer a variety of products and services, such as Cadence Design Systems, Inc. and Mentor Graphics Corporation (now part of Siemens AG). We also compete with other EDA vendors, including new entrants to the marketplace, that offer products focused on one or more discrete phases of the IC design process. Moreover, our customers internally develop design tools and capabilities that compete with our products, including internal designs that compete with our IP products.
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

•
Our ability to enhance the value of our offerings through more favorable terms such as expanded license usage, future purchase rights, price discounts and other differentiating rights, such as multiple tool copies, post-contract customer support, “re-mix” rights that allow customers to exchange the software they initially licensed for other Synopsys products, and the ability to purchase pools of technology;

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

As our business volume increases in the Asia Pacific region, there is inherent risk, based on the complex relationships between certain Asian countries and the United States, that political, diplomatic, or military events could result in trade disruptions, including tariffs, trade embargoes, and other trade barriers. A significant trade disruption or the establishment or increase of any trade barrier in any area where we do business could increase the cost of our products, which could adversely impact the margin that we earn on sales; make our products more expensive for customers, which could make our products less competitive and reduce consumer demand; adversely restrict or delay our suppliers of hardware components and products, which could adversely impact our future revenues and financial results; or otherwise have a materially adverse impact on our future revenue and profits, our and our customers’ and suppliers’ businesses, and our results of operations. Furthermore, if any of the foreign economies in which we do business deteriorate or if we fail to effectively manage our global operations, our business and results of operations will be harmed.

In response to U.S. tariffs, other countries may adopt tariffs and other trade barriers that could limit our ability to offer our products and services. Additionally, political uncertainty surrounding international trade disputes could have a negative impact on consumer confidence and spending, which could adversely impact our business operations.

In addition to tariffs and other trade barriers, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, imports and exports, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. In addition, there is uncertainty regarding how proposed, contemplated or future changes to these complex laws and regulations could affect our business. We may incur substantial expense in complying with the new obligations to be imposed by these laws and regulations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. If we violate these laws and regulations we could be subject to fines, penalties or criminal sanctions, and may be prohibited from conducting business in one or more countries. Although we have implemented policies and procedures to help ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
Our financial results are also affected by fluctuations in foreign currency exchange rates. A weakening U.S. dollar relative to other currencies increases expenses of our foreign subsidiaries when they are translated into U.S. dollars in our consolidated statement of operations. Likewise, a strengthening U.S. dollar relative to other currencies, especially the Japanese Yen, reduces revenue of our foreign subsidiaries upon translation and consolidation.

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
For example, in October 2015, we discovered unauthorized third-party access, which had begun in July 2015, to our products and product license files hosted on our SolvNet customer license and product delivery system. We determined that no customer project or design data had been accessed. No personally identifiable information or payment card information is stored on the system. While we identified and closed the method used to gain access, it is possible that our security measures may be circumvented again in the future, and such a breach could harm our business and reputation. The techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. While our standard vendor terms and conditions include provisions requiring the use of appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards, a breach may still occur. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.
Our software products, including our hosted solutions as well as our software security and quality testing solutions, may also be vulnerable to cyber attack. An attack could disrupt the proper functioning of our software, cause errors in the output of our customers’ work, allow unauthorized access to our or our customers’ proprietary information, and other destructive outcomes. As a result, our reputation could suffer, customers could stop buying our products, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
We offer software security and quality testing solutions. If we fail to identify new and increasingly sophisticated methods of cyber attack, or fail to invest sufficient resources in research and development regarding new threat vectors, our security testing products and services may fail to detect vulnerabilities in our customers’ software code. An actual or perceived failure to identify security flaws may harm the perceived reliability of our security testing products and services, and could result in a loss of customers or sales, or an increased cost to remedy a problem. Furthermore, our growth and recent acquisitions in the software security and quality testing space may increase our visibility as a security-focused company and may make us a more attractive target for attacks on our own information technology infrastructure. Successful attacks could damage our reputation as a security-focused company.
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

Additionally, from time to time, we invest in expansion into adjacent markets, including software security and quality solutions. Although we believe these solutions are complementary to our EDA tools, we have less experience and a more limited operating history in offering software quality, testing, and security products and services, and our efforts in this area may not be successful. Our success in these new markets depends on a variety of factors, including the following:

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

•
Our ability to compete with new and existing competitors in these new industries, many of which may have more financial resources, industry experience, brand recognition, relevant intellectual property rights, or established customer relationships than we currently do, and could include free and open source solutions that provide similar software quality, testing, and security tools without fees;

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
The growth in sales of our hardware products subjects us to several risks, including:

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

Changes in United States Generally Accepted Accounting Principles (U.S. GAAP) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.
We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC) and various bodies formed to interpret and create appropriate accounting principles and guidance.
The FASB periodically issues new accounting standards on a variety of topics, including, for example, revenue recognition and accounting for leases. For information regarding new accounting standards, please refer to Note 14 of Notes to Consolidated Financial Statements under the heading "Effect of New Accounting Pronouncements." These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results. For example, the recent new revenue recognition standard will be applicable to us beginning in fiscal 2019 and could lead to increased volatility in our total revenue, as some of our revenue may be recognized in different periods and with less predictability than is the case under current accounting standards.
Our results could be adversely affected by a change in our effective tax rate as a result of tax law changes and related new or revised guidance and regulations, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, future changes to our tax structure, or by evolving enforcement practices.
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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Tax Act), which significantly changed prior U.S. tax law and includes numerous provisions that affect our business in the current year and future years. Accounting for certain of these provisions requires the exercise of significant judgment. As regulations and guidance evolve with respect to the Tax Act, and as we gather more information and perform more analysis, our results may materially differ from previous estimates, and those differences may materially affect our financial position. In addition, the Tax Act includes certain new provisions that will affect our income from foreign operations beginning in fiscal 2019, as well as a lower corporate tax rate on income from domestic operations. Because guidance continues to evolve, however, the net impact of these changes is uncertain, and while we believe such changes will have an overall favorable impact on our effective tax rate, certain interpretations of the international provisions of the Tax Act could adversely affect our tax rate and cash flow in future years.

In fiscal 2018, we incurred foreign taxes of $67.7 million as a result of reorganizing certain rights related to use of our intellectual property in our international business. Such tax was recorded as a prepaid tax on our balance sheet, in accordance with current accounting rules. The amount of tax is subject to audit by the Hungarian Tax Authority (HTA) and could increase, along with the imposition of penalties and interest, and could materially affect our financial results and cash flow.
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
Our income and non-income tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We are currently under examination by the tax authorities in a number of jurisdictions. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. For example, we may be liable for additional withholding tax on payments made to us by customers in certain jurisdictions, and we may also be liable for potential tax liabilities of businesses we acquire, including future taxes payable related to the transition tax on earnings from their foreign operations, if any, under the Tax Act. Although we believe our tax estimates are reasonable, the final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could adversely affect our income tax provision and net income in the periods for which that determination is made.

In July 2017, the HTA issued a final assessment against our Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during those years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. We paid the tax assessments, penalties and interest in the first quarter of fiscal 2018 as required by law and recorded these amounts as prepaid taxes on our balance sheet. We continue to appeal the assessment through the Hungarian Administrative Court. If the assessment is ultimately canceled, the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation. For further discussion of the Hungary audit, see Note 11 of Notes to Consolidated Financial Statements under the heading "Non-US Examinations."

We maintain significant deferred tax assets related to certain tax credits. Our ability to use these credits is dependent upon having sufficient future taxable income in the relevant jurisdiction and in the case of foreign tax credits, how such credits are treated under provisions of the Tax Act. Changes in our forecasts of future income could result in an adjustment to the deferred tax asset and a related charge to earnings that could materially affect our financial results.
Liquidity requirements in our U.S. operations may require us to raise cash in uncertain capital markets, which could negatively affect our financial condition.
As of October 31, 2018, approximately 75% of our worldwide cash and cash equivalents balance is held by our international subsidiaries. We intend to meet our U.S. cash spending needs, including the Tax Act provisional transition tax, primarily through our existing U.S. cash balances, ongoing U.S. cash flows, and available credit under our term loan and revolving credit facilities. Should our cash spending needs in the U.S. rise and exceed these liquidity sources, we may be required to incur additional debt at higher than anticipated interest rates or access other funding sources, which could negatively affect our results of operations, capital structure or the market price of our common stock.
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

For example, we were engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. In June 2018, we settled all outstanding patent litigation with Mentor for a $65.0 million payment made in the third quarter of fiscal 2018 to Siemens, which previously acquired Mentor in March 2017. Further information regarding the lawsuits and settlement are contained in Part I, Item 3, Legal Proceedings and Note 7 of Notes to Consolidated Financial Statements under the heading “Legal Proceedings.” In conjunction with the settlement, we also amended an existing interoperability agreement with Mentor to collaborate on a wide range of EDA products. The amendment includes a one-time termination charge between $0.0 and $25.0 million, payable to Mentor under certain conditions.  In the event such conditions are met, the termination charge could have an adverse effect on our operating results.

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
Software products frequently contain errors or defects, especially when first introduced, when new versions are released, or when integrated with technologies developed by acquired companies. Product errors, including those resulting from third-party suppliers, could affect the performance or interoperability of our products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance or perception of our products. In addition, allegations of manufacturability issues resulting from use of our IP products could, even if untrue, adversely affect our reputation and our customers’ willingness to license IP products from us. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose customers, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business and operating results.
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
We issue equity awards from employee equity plans as a key component of our overall compensation. We face pressure to limit the use of such equity-based compensation due to its dilutive effect on stockholders. If we are unable to grant attractive equity-based packages in the future, it could limit our ability to attract and retain key employees.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal offices are located in two adjacent buildings in Mountain View, California, which together provide approximately 341,000 square feet of available space. This space is leased through August 2030, and we have two options to extend the lease term, the first to extend the term by ten years, followed by a second option to extend by approximately nine additional years. We also lease approximately 238,000 square feet of space in three separate buildings in Sunnyvale, California, with lease expiration dates ranging from September 2019 to October 2019. We are in the process of consolidating the space in these three separate buildings into a single location in Sunnyvale, California in 2019. We own one building in Sunnyvale, California with approximately 120,000 square feet of space. These buildings in Mountain View and Sunnyvale are used for research and development, sales and support, marketing, and administrative activities.
We currently lease 33 other offices throughout the United States, and own 2 office buildings in Oregon, one of which is leased to a tenant. These offices are used primarily for sales and support activities as well as research and development.
International Facilities
We lease additional space for sales, service, and research and development activities in approximately 29 countries throughout the world, including 25,000 square feet in Dublin, Ireland for our international headquarters, as well as significant sites in Yerevan, Armenia, Bangalore, India, Shanghai and Wuhan, China. In addition, we own two buildings in Hsinchu, Taiwan with approximately 212,000 square feet of combined space.
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
Mentor Patent Litigation

Prior to the legal settlement as further described below, we were engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. We succeeded to the litigation when we acquired Emulation & Verification Engineering S.A. on October 4, 2012.
Legal Settlement

In March 2017, Siemens PLM Software (Siemens) acquired Mentor. On June 29, 2018, Synopsys, Siemens and Mentor settled all outstanding patent litigation between Synopsys and Mentor for a $65.0 million payment made in the third quarter from Synopsys to Mentor. Synopsys had previously accrued $39.0 million and recorded the remaining $26.0 million as an expense in the quarter ended July 31, 2018. As a result of the settlement, the litigation with Mentor was dismissed and the injunction entered in connection with that litigation was vacated.

The settlement included mutual seven-year patent cross-licenses between Synopsys and Siemens, and between Synopsys and Mentor. Synopsys and Mentor also amended an existing interoperability agreement to collaborate on a wide range of EDA products for the benefit of their mutual customers. The amendment includes a one-time termination charge between $0.0 and $25.0 million, payable to Mentor under certain conditions.

Other Proceedings

In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against Synopsys' Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million. On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment as required by law, while continuing its challenge to the assessment in court. Hearings were held in February and July 2018, and Synopsys expects further hearings to be scheduled after the court’s expert submits an opinion relevant to the withholding tax issue in January 2019. On December 10, 2018, Synopsys withdrew its claim contesting the final assessment with regard to the timing of the deduction of research expenses.

For further discussion of the Hungary audit, see Note 11 of Notes to Consolidated Financial Statements under the heading "Non-US Examinations."

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “SNPS.” As of December 12, 2018, we had 278 stockholders of record.
Performance Graph
The following graph compares the five-year total return to stockholders of our common stock relative to the cumulative total returns of the S&P 500 Index, the S&P Information Technology Index and the Nasdaq Composite Index. The graph assumes that $100 was invested in Synopsys common stock on October 31, 2013 (the last trading day before the beginning of our fifth preceding fiscal year) and in each of the indexes on October 31, 2013 (the closest month end) and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The comparisons in the table are not intended to forecast or be indicative of possible future performance of our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*$100 invested on October 31, 2013 in stock or index, including reinvestment of dividends.

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.
Stock Repurchase Program
Our Board of Directors (Board) previously approved a stock repurchase program pursuant to which we were authorized to purchase up to $500.0 million of our common stock, and has periodically replenished the stock repurchase program to such amount. Our Board replenished the stock repurchase program up to $500.0 million on April 5, 2018. The program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by our Chief Financial Officer or our Board. We repurchase shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2018, $325.0 million remained available for further repurchases under the program.
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
In December 2017, we entered into two simultaneous accelerated share repurchase agreements (the December 2017 ASRs) to repurchase an aggregate of $200.0 million of our common stock. Pursuant to the December 2017 ASRs, we made a prepayment of $200.0 million and received initial share deliveries of shares valued at $160.0 million. In February 2018, we received additional deliveries of shares valued at $20.0 million for one of the two December 2017 ASRs. The remaining balance of $20.0 million was settled in March 2018. Total shares repurchased under the December 2017 ASRs were approximately 2.3 million shares, at an average purchase price of $87.08 per share.
In May 2018, we entered into an accelerated share repurchase agreement (the May 2018 ASR) to repurchase an aggregate of $165.0 million of our common stock. Pursuant to the May 2018 ASR, we made a prepayment of $165.0 million and received initial share deliveries valued at $132.0 million. The remaining balance of $33.0 million was settled in October 2018. Total shares repurchased under the May 2018 ASR were approximately 1.8 million shares, at an average purchase price of $92.42 per share.
The table below sets forth information regarding our repurchases of our common stock during the three months ended October 31, 2018:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs
Month #1
August 5, 2018 through September 8, 2018	—	$—	—	$325,000,050
Month #2
September 9, 2018 through October 6, 2018	—	$—	—	$325,000,050
Month #3
October 7, 2018 through November 3, 2018	276,755	$119.24	276,755	$325,000,050
Total	276,755	$119.24	276,755	$325,000,050

(1)	Amounts are calculated based on the trade date.
See Note 9 of Notes to Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 6. Selected Financial Data

	Fiscal Year Ended October 31,(1)
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Revenue	$3,121,058	$2,724,880	$2,422,532	$2,242,211	$2,057,472
Income before provisions for income taxes	363,543	383,098	329,548	281,610	272,142
Provision (benefit) for income taxes(2)	(68,975)	246,535	62,722	55,676	13,018
Net income	432,518	136,563	266,826	225,934	259,124
Net income per share:
Basic	2.90	0.91	1.76	1.46	1.67
Diluted	2.82	0.88	1.73	1.43	1.64
Working capital (deficit)(3)	(558,618)	68,484	1,992	(109,546)	6,527
Total assets	6,145,974	5,396,414	5,240,365	5,045,739	4,775,499
Long-term debt	125,535	134,063	—	—	45,000
Stockholders’ equity	3,485,015	3,279,724	3,195,146	3,133,989	3,056,170

(1)
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2018 was a 53-week year and ended on November 3, 2018. Fiscal 2017, 2016, 2015, and 2014 were 52-week years ending on October 28, 2017, October 29, 2016, October 31, 2015, and November 1, 2014, respectively.

(2)
Includes $14.7 million, $7.1 million, $16.5 million, $6.3 million, and $19.6 million in net tax benefits from tax settlements received in fiscal years 2018, 2017, 2016, 2015, and 2014, respectively. Fiscal 2018 additionally includes a $57.8 million net benefit from tax reform and tax restructuring. Fiscal 2017 additionally includes a $166.2 million expense from our repatriation of foreign earnings. See Note 11 of Notes to Consolidated Financial Statements.

(3)
Includes reclassifications of deferred tax assets and liabilities for fiscal years 2014 through 2015 related to ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” See Note 11 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following summary of our financial condition and results of operations is qualified in its entirety by the more complete discussion contained in this Item 7 and by the risk factors set forth in Item 1A of this Form 10-K. Please also see the cautionary language at the beginning of Part I of this Form 10-K regarding forward-looking statements.
Business Summary
Synopsys, Inc. provides products and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their code. We are a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. We also offer semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. We provide software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, we provide technical services and support to help our customers develop advanced chips and electronic systems. We are also a leading provider of software tools and services that improve the security and quality of software code in a wide variety of industries, including electronics, financial services, media, automotive, medicine, energy and industrials.

Our EDA and IP customers are generally semiconductor and electronics systems companies. Our solutions help these companies overcome the challenges of developing increasingly advanced electronics products while also helping them reduce their design and manufacturing costs. While our products are an important part of our customers’ development process, their research and development budget and spending decisions may be affected by their business outlook and willingness to invest in new and increasingly complex chip designs. In addition, a number of consolidations have taken place in the semiconductor industry over the past several years. While we do not believe customer consolidations have had a material impact on our results, the future impact of ongoing consolidation is uncertain. For a discussion of potential risks, please see the risk factor titled “Consolidation among our customers and within the industries in which we operate, as well as our dependence on a relatively small number of large customers, may negatively impact our operating results” in Part I, Item 1A. Risk Factors.

Despite global economic uncertainty, we have consistently grown our revenue since 2005. We achieved these results not only because of our solid execution, leading technologies and strong customer relationships, but also because of our time-based revenue business model. Under this model, a substantial majority of our customers pay over time and we typically recognize this revenue over the life of the contract, which averages approximately three years. Time-based revenue consists of time-based products, maintenance and service revenue. The revenue we recognize in a particular period generally results from selling efforts in prior periods rather than the current period. Due to our business model, decreases or increases in customer spending do not immediately affect our revenues in a significant way.

Our growth strategy is based on building on our leadership in our EDA products, expanding and proliferating our IP offerings, and driving growth in the software security and quality market. As we continue to expand our product portfolio and our total addressable market, for instance in the software security and quality space, and as hardware product sales grow, we expect to experience increased variability in our total revenue. In addition, due to our adoption of Topic 606 in fiscal 2019, as further described in Note 14 of Notes to Consolidated Financial Statements, the way in which we are required to account for certain types of arrangements will increase the variability in our total revenue from period to period. Nevertheless, this accounting impact will not affect our cash generation or change the way we operate our business. Based on our leading technologies, customer relationships, business model, diligent expense management, and acquisition strategy, we believe that we will continue to execute our strategies successfully.

Fiscal Year End
Our fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, we have a 53-week year. Fiscal 2018 was a 53-week year and ended on November 3, 2018. Fiscal 2017 and 2016 were 52-week years ending on October 28, 2017 and October 29, 2016, respectively. Fiscal 2019 will be a 52-week year.
For presentation purposes, this Form 10-K refers to the closest calendar month end.
Fiscal 2018 Financial Performance Summary
In fiscal 2018, compared to fiscal 2017, our financial performance reflects the following:

•
Revenues were $3.1 billion, an increase of $396.2 million or 15%, primarily driven by the overall growth in our business mainly due to higher TSL revenue, acquisitions, and professional services revenue. The increase also included additional revenue of approximately $46.0 million due to the extra week in fiscal 2018;

•
Total cost of revenue and operating expenses were $2.8 billion, an increase of $383.5 million or 16%, primarily due to increases in headcount, including those from acquisitions. The increase also included one additional week of expenses of approximately $33.7 million;

•	Higher operating income of $360.2 million, an increase of $12.7 million or 4%; and

•	Benefit for income taxes of $69.0 million in fiscal 2018 compared to provision for income taxes of $246.5 million in fiscal 2017, primarily due to the expense recorded for repatriation in fiscal 2017, compared to the benefit recorded for restructuring of foreign IP rights, and a decrease in the statutory federal corporate income tax rate in fiscal 2018.
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
Revenue Recognition
We generate our revenue from the sale of products that include software licenses and to a lesser extent, hardware products, maintenance and services. Time-based products revenue consists of fees associated with the licensing of our software. Maintenance and service revenue consists of maintenance fees associated with perpetual licenses and hardware products, and professional services fees. Upfront products revenue includes hardware revenue consisting of sales of Field Programmable Gate Array (FPGA)-based emulation and prototyping products and perpetual software licenses.
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
With respect to software licenses, we primarily utilize two license types:

•
Technology Subscription Licenses (TSLs). TSLs are time-based licenses for a finite term, and generally provide the customer with limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. The majority of our arrangements are TSLs due to the nature of the business and customer requirements. In addition to the licenses, the arrangements also include: post-contract customer support, which includes providing frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology; other intertwined services such as multiple copies of the tools; assistance to our customers in applying our technology in their development environment; and rights to remix licenses for other licenses.

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
We also enter into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, such as royalty arrangements. We refer to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the event that removes the contingency occurs. Such revenue is reported as “time-based products revenue” in the consolidated statements of operations. These arrangements are not material to our total revenue.
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
Revenue recognition involves certain judgments. Specifically, in connection with each transaction involving our products, we must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectability of the full license or service fee is probable. All four of these criteria must be met in order for us to recognize revenue with respect to a particular arrangement. We apply these revenue recognition criteria as follows:

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

Valuation of Business Combinations
We allocate the fair value of purchase consideration to tangible assets, liabilities including contingencies assumed, and intangible assets acquired in a business combination. Any excess fair value of purchase consideration over the estimated fair value of assets acquired and liabilities assumed is recorded as goodwill.  The allocation of the purchase consideration requires management to make estimates and assumptions, based in part on our judgments, in determining the fair value of assets acquired and liabilities assumed, especially with respect to intangible assets. Our estimates and assumptions may include, but are not limited to, future cash flows of an acquired business, other assumptions and the appropriate discount rate. These estimates are inherently difficult, subjective and unpredictable, and if different estimates were used, the fair value allocation to the acquired intangible assets could be different. Therefore, our assessment of the estimated fair value of each of these assets can have a material effect on our consolidated financial statements.

Income Taxes

We recognize deferred tax assets and liabilities for the temporary differences between the book and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse, and for tax loss and credit carryovers. Determining whether a valuation allowance is necessary to reduce deferred tax assets require assumptions, judgments, and estimates. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, our forecast of future taxable income on a jurisdiction by jurisdiction basis, as well as feasible and prudent tax planning strategies. In fiscal 2018, we also considered the impact of the Tax Cuts and Jobs Act. We believe that the net deferred tax assets of approximately $397.4 million, which are recorded on our balance sheet as of October 31, 2018, based on current tax law, will ultimately be realized. However, if we determine in the future that it is more likely than not that we will not be able to realize a portion or the full amount of deferred tax assets, we would record an adjustment to the deferred tax asset or a valuation allowance as a charge to earnings in the period that such determination is made.

Uncertain tax positions are recorded by applying a two-step approach. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied.
Effect of New Accounting Pronouncements Not Yet Adopted

See Note 14 of Notes to Consolidated Financial Statements.

Results of Operations
Revenue Background
We generate our revenue from the sale of products that include software licenses, maintenance and services, and to a lesser extent, hardware products. Under current accounting rules and policies, we recognize revenue from orders we receive for software licenses, services and hardware products at varying times.

•
In most instances, we recognize revenue on a TSL software license order over the license term and on a perpetual software license order in the quarter in which the license is delivered. The weighted-average term of the TSLs is typically three years, but varies from quarter to quarter due to the nature and timing of the arrangements entered into during the quarter. The weighted-average term of the TSLs we entered into in fiscal 2018, 2017, and 2016 was 2.7 years, 2.7 years and 3.0 years, respectively.

•	Revenue on contracts requiring significant modification or development is accounted for using the percentage of completion method over the period of modification or development.

•	Revenue on hardware product orders is generally recognized in full at the time the product is shipped and when title is transferred.

•	Contingent revenue is recognized if and when the event that removes the contingency occurs.

•	Revenue on maintenance orders is recognized ratably over the maintenance period (normally one year).

•	Revenue on professional services orders is generally recognized as the services are performed.

•
Infrequently, we enter into certain license arrangements wherein licenses are provided for a finite term without any other services or rights, including rights to receive, or to exchange licensed software for, unspecified future technology. We recognize revenue from these term licenses in full upon shipment of the software and when all other revenue recognition criteria are met.

Our revenue in any period is equal to the sum of our time-based products, upfront products, and maintenance and services revenues for the period. We derive time-based products revenue largely from TSL orders received and delivered in prior quarters and to a smaller extent from contracts in which revenue is recognized as customer installments become due and payable and from contingent revenue arrangements. We derive upfront products revenue directly from perpetual license and hardware product orders mostly booked and shipped during the period. We derive maintenance revenue largely from maintenance orders received in prior periods since our maintenance orders generally yield revenue ratably over a term of one year. We also derive professional services revenue primarily from orders received in prior quarters, since we recognize revenue from professional services as those services are delivered and accepted or on percentage of completion for arrangements requiring significant modification of our software, and not when they are booked.
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
Total Revenue

Year Ended October 31,			$ Change	% Change	$ Change	% Change
2018	2017	2016	2017 to 2018		2016 to 2017
(dollars in millions)
$3,121.1	$2,724.9	$2,422.5	$396.2	15%	$302.4	12%
The overall growth of our business, including contributions from acquisitions, has been the primary driver of the increase in our revenue. Our revenues are subject to fluctuations, primarily due to customer requirements, including payment terms and the timing and value of contract renewals. For example, we experience variability in our revenue due to factors such as the timing of IP consulting projects, royalties, and variability in hardware sales, and due to certain contracts where revenue is recognized when customer installment payments are due. As revenue from hardware sales is recognized upfront, customer demand and timing requirements for such hardware may result in increased variability of our total revenue.
The increase in total revenue for fiscal 2018 compared to fiscal 2017 was primarily attributable to the overall growth of our business, mainly due to higher TSL license revenue from arrangements booked in prior periods, an increase in professional services, additional revenue of approximately $46.0 million due to an extra week in the first quarter of fiscal 2018 compared to fiscal 2017, and contributions from acquired companies.
The increase in total revenue for fiscal 2017 compared to fiscal 2016 was primarily attributable to the overall growth of our business mainly due to higher TSL revenues, hardware sales, and IP consulting projects and, to a lesser extent, due to revenue from acquired companies.

For a discussion of revenue by geographic areas, see Note 13 of Notes to Consolidated Financial Statements.

Time-Based Products Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
	$2,303.3	$2,021.8	$1,910.9	$281.5	14%	$110.9	6%
Percentage of total revenue	74%	74%	79%
The increase in time-based products revenue for fiscal 2018 compared to fiscal 2017 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods, including contributions from acquired companies, and additional revenue due to an extra week in fiscal 2018 compared to fiscal 2017.
The increase in time-based products revenue for fiscal 2017 compared to fiscal 2016 was primarily attributable to an increase in TSL license revenue due to arrangements booked in prior periods.
Upfront Products Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
	$357.7	$338.2	$248.1	$19.5	6%	$90.1	36%
Percentage of total revenue	11%	12%	10%
Changes in upfront products revenue are generally attributable to normal fluctuations in customer requirements, which can drive the amount of upfront orders and revenue in any particular period.
The increase in upfront products revenue for fiscal 2018 compared to fiscal 2017 was primarily attributable to an increase in the sale of IP products driven by higher demand from customers.
The increase in upfront products revenue for fiscal 2017 compared to fiscal 2016 was primarily attributable to an increase in the sale of hardware products driven by timing of customer requirements.
Upfront products revenue as a percentage of total revenue will likely fluctuate modestly based on the timing of IP products and hardware sales. Such fluctuations will continue to be impacted by the timing of shipments due to customer requirements.
Maintenance and Service Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
Maintenance revenue	$100.4	$84.1	$74.4	$16.3	19%	$9.7	13%
Professional service and other revenue	359.6	280.8	189.1	78.8	28%	91.7	48%
Total	$460.0	$364.9	$263.5	$95.1	26%	$101.4	38%
Percentage of total revenue	15%	14%	11%

The increase in maintenance revenue for fiscal 2018 compared to fiscal 2017, and for fiscal 2017 compared to fiscal 2016, was primarily due to an increase in the volume of arrangements that include maintenance.

The increase in professional services and other revenue for fiscal 2018 compared to fiscal 2017 was primarily due to an increase in consulting projects, including contributions from acquisitions, and to a lesser extent, the impact of the extra week in fiscal 2018.
The increase in professional services and other revenue for fiscal 2017 compared to fiscal 2016 was primarily due to an increase in, and the timing of, IP consulting projects that are accounted for using the percentage of completion method and contributions from acquisitions.

Cost of Revenue and Operating Expenses

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
Cost of revenue	$735.9	$654.2	$543.0	$81.7	12%	$111.2	20%
Operating expenses	2,024.9	1,723.1	1,562.2	301.8	18%	160.9	10%
Total	$2,760.8	$2,377.3	$2,105.2	$383.5	16%	$272.1	13%
Total expenses as a percentage of total revenue	88%	87%	87%
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
Foreign currency fluctuations, net of hedging, did not have a significant impact on expenses during fiscal 2018 as compared to fiscal 2017, or fiscal 2017 as compared to fiscal 2016. See Note 5 of Notes to Consolidated Financial Statements for details on our foreign exchange hedging programs.
Cost of Revenue

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
Cost of products revenue	$448.4	$413.2	$346.9	$35.2	9%	$66.3	19%
Cost of maintenance and service revenue	203.5	164.9	94.0	38.6	23%	70.9	75%
Amortization of intangible assets	84.0	76.1	102.1	7.9	10%	(26.0)	(25)%
Total	$735.9	$654.2	$543.0	$81.7	12%	$111.2	20%
Percentage of total revenue	24%	24%	22%
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
The increase in cost of revenue for fiscal 2018 compared to fiscal 2017 was primarily due to an increase of $47.7 million in personnel-related costs as a result of headcount increases, including those from acquisitions, an increase of $11.3 million in costs related to servicing IP consulting arrangements, and an increase of $7.9 million in amortization of intangible assets, as well as one additional week of expenses of approximately $4.5 million.
The increase in cost of revenue for fiscal 2017 compared to fiscal 2016 was primarily due to an increase of $62.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions, an increase of $37.5 million in hardware product costs due to increases in, and timing of, shipments, an increase of $24.8 million in costs related to servicing IP consulting arrangements, and functionally allocated expenses that were higher by $8.6 million. The increases were partially offset by decreases of $26.0 million in amortization of intangible assets.
Changes in other cost of revenue categories for the above-mentioned periods were not individually material.

Operating Expenses
Research and Development

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
	$1,084.8	$908.8	$856.7	$176.0	19%	$52.1	6%
Percentage of total revenue	35%	33%	35%
The increase in research and development expense in fiscal 2018 compared to fiscal 2017 was primarily due to an increase of $114.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions, and one additional week of expenses of approximately $19.3 million.
The increase in research and development expense in fiscal 2017 compared to fiscal 2016 was primarily due to an increase of $47.4 million in personnel-related costs as a result of headcount increases, including those from acquisitions.
Changes in other research and development expense categories for the above-mentioned periods were not individually material.
Sales and Marketing

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
	$623.0	$549.2	$502.4	$73.8	13%	$46.8	9%
Percentage of total revenue	20%	20%	21%
The increase in sales and marketing expense for fiscal 2018 compared to fiscal 2017 was primarily attributable to an increase of $51.0 million in personnel costs as a result of headcount increases, an increase of $7.5 million due to timing of marketing events, and one additional week of expenses of approximately $5.8 million.
The increase in sales and marketing expense for fiscal 2017 compared to fiscal 2016 was primarily attributable to an increase of $40.8 million in personnel costs as a result of higher headcount and higher variable compensation primarily based on timing of shipments.
Changes in other sales and marketing expense categories for the above-mentioned periods were not individually material.

General and Administrative

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
	$262.6	$196.8	$166.0	$65.8	33%	$30.8	19%
Percentage of total revenue	8%	7%	7%
The increase in general and administrative expenses for fiscal 2018 compared with fiscal 2017 was primarily due to an increase of $21.5 million in personnel-related costs as a result of headcount increases, an increase of $22.1 million in professional service costs primarily due to additional legal, accounting, and tax services related to various projects, an increase of $18.2 million in net litigation settlement costs primarily due to a $26.0 million litigation settlement recorded in fiscal 2018 compared with $7.6 million net litigation charges recorded in fiscal 2017, an increase of $11.0 million in facilities expenses, and one additional week of expenses of approximately $4.1 million.
The increase in general and administrative expenses for fiscal 2017 compared with fiscal 2016 was primarily due to an increase of $38.0 million for accrued loss contingencies as a result of litigation, an increase of $18.8 million in personnel-related costs as a result of headcount increases, and an increase of $5.5 million in facilities expenses, partially offset by a $30.4 million gain as a result of a legal settlement.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of contract rights and the amortization of core/developed technology, trademarks, trade names, customer relationships, and in-process research and development related to acquisitions completed in prior years. Amortization expense is included in the consolidated statements of operations as follows:

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
Included in cost of revenue	$84.0	$76.1	$102.1	$7.9	10%	$(26.0)	(25)%
Included in operating expenses	41.6	31.6	27.5	10.0	32%	4.1	15%
Total	$125.6	$107.7	$129.6	$17.9	17%	$(21.9)	(17)%
Percentage of total revenue	4%	4%	5%
The increase in amortization of intangible assets for fiscal 2018 compared to fiscal 2017 was primarily due to the additions of acquired intangible assets, partially offset by certain intangible assets being fully amortized.
The decrease in amortization of intangible assets for fiscal 2017 compared to fiscal 2016 was primarily due to intangible assets that were fully amortized, partially offset by additions of acquired intangible assets.
Restructuring Charges
During fiscal 2018, we recorded $12.9 million of restructuring charges as part of a business realignment. The restructuring actions were undertaken to position us for future growth, reallocate resources to priority areas and, to a lesser extent, eliminate operational redundancy. These charges consisted primarily of severance and benefits. The remaining balance of $8.1 million is expected to be paid in fiscal 2019.

During fiscal 2017, we recorded $36.6 million of restructuring charges for severance and benefits due to involuntary and voluntary employee termination actions. The restructuring actions were undertaken to position us for future growth, reallocate resources to priority areas and, to a lesser extent, eliminate operational redundancy. These charges consisted primarily of severance and retirement benefits. As of the end of fiscal 2018, there were no unpaid balances remaining of the 2017 restructuring charges.
During fiscal 2016, we recorded $9.6 million of restructuring charges for severance and benefits due to involuntary employee terminations, which was fully paid in fiscal 2017.
The following is a summary of our restructuring activities:

Fiscal Year	Balance at Beginning of Period	Costs Incurred (Reduced)	Cash Payments	Others	Balance at End of Period
	(in millions)
2018	$17.5	$12.9	$(22.1)	$(0.2)	$8.1
2017	$5.7	$36.6	$(24.8)	$—	$17.5
2016	$—	$9.6	$(3.9)	$—	$5.7
See Note 2 of Notes to Consolidated Financial Statements.
Other Income (Expense), Net

	Year Ended October 31,			$ Change	% Change	$ Change	% Change
	2018	2017	2016	2017 to 2018		2016 to 2017
	(dollars in millions)
Interest income	$5.3	$7.2	$3.7	$(1.9)	(26)%	$3.5	95%
Interest expense	(15.6)	(7.3)	(3.8)	(8.3)	114%	(3.5)	92%
Gain (loss) on assets related to executive deferred compensation plan	4.6	29.6	4.4	(25.0)	(84)%	25.2	573%
Foreign currency exchange gain (loss)	3.6	3.4	0.2	0.2	6%	3.2	1,600%
Other, net	5.4	2.6	7.7	2.8	108%	(5.1)	(66)%
Total	$3.3	$35.5	$12.2	$(32.2)	(91)%	$23.3	191%
The net decrease in other income (expense) in fiscal 2018 as compared to fiscal 2017 was primarily due to lower gains in the market value of our executive deferred compensation plan assets and higher interest expense due to a higher debt balance.
The net increase in other income (expense) in fiscal 2017 as compared to fiscal 2016 was primarily due to higher gains in the market value of our executive deferred compensation plan assets.
Income Taxes
The Tax Cuts and Jobs Act (Tax Act), enacted on December 22, 2017, lowered the statutory federal corporate income tax rate from 35% to 21% effective on January 1, 2018. Because our fiscal 2018 commenced on November 1, 2017, the annual statutory federal corporate tax rate applicable to fiscal 2018 is a blended rate of 23.4%. Beginning in fiscal 2019, our annual statutory federal corporate tax rate will be 21%.
Our effective tax rate for fiscal 2018 was (19.0%), which included a tax benefit of $172.0 million relating to the restructuring of our foreign intellectual property rights, a U.S. federal research tax credit of $35.1 million, a settlement with the Internal Revenue Service (IRS) of $21.8 million tax benefit for fiscal 2017, and excess tax benefits from stock-based compensation of $31.0 million. These benefits were partially offset by tax expense of $63.1 million for a one-time transition tax on foreign earnings, $51.1 million due to re-measurement of U.S. deferred tax assets as a result of the Tax Act, and tax expense related to the integration of acquired technologies of $27.9 million.
Our effective tax rate for fiscal 2017 was 64.4%, which included income tax expense of $166.2 million relating to a repatriation of foreign earnings of $825 million, $30.5 million due to an increase in valuation allowance on state deferred tax assets, a settlement with the Korean National Tax Service for the audit of fiscal years 2012 to 2016 of $7.9 million, and tax expense related to the integration of acquired technologies of $36.4 million. These expenses were partially offset by excess tax benefits from stock-based compensation of $38.1 million, a U.S. federal research tax credit of $25.5 million, and a settlement with the Taiwanese tax authorities for fiscal 2014 of $10.9 million.
Our effective tax rate for fiscal 2016 was 19.0%, which included tax benefits from a settlement with the IRS of $20.7 million for fiscal 2015 and the permanent reinstatement of the U.S. federal research tax credit of approximately $37.1 million, partially offset by tax expense from the integration of acquired technologies of $37.5 million, the impact of undistributed foreign earnings of $9.6 million, and an increase in the valuation allowance on deferred tax assets of $14.0 million as a result of changes in the expected utilization of state tax credits. The reinstatement of the research tax credit resulted in an additional tax credit for ten months of fiscal 2015 and the full year of fiscal 2016, which was recorded in fiscal 2016.
The integration of acquired technologies represents the income tax effect resulting from the transfer of certain intangible assets among company-controlled entities. The income tax effect is generally recognized over five years. These intangible assets generally result from the acquisition of technology by a company-controlled entity as part of a business or asset acquisition.
During the year, we made provisional estimates of the accounting impacts of certain provisions of the Tax Act. In the fourth quarter, as a result of further analyzes of certain aspects of the Tax Act, we have finalized the following provisional estimates.
As a result of the reduction in the federal corporate tax rate, we remeasured our deferred taxes, resulting in a first-quarter provisional tax expense of $45.6 million based on the tax rate that will apply when these deferred taxes are settled or realized in future periods. In the fourth quarter, we finalized our calculations resulting in a tax expense for fiscal 2018 of $51.1 million.
As part of the adoption of a new territorial tax system, the Tax Act required us to pay a one-time transition tax on previously untaxed earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings. As of the third quarter of fiscal 2018, we had recorded a provisional transition tax expense of $73.4 million, as well as a provisional income tax payable of $17.9 million. In the fourth quarter, we finalized our calculations resulting in a tax expense of $63.1 million and income tax payable of $8.9 million. We intend to elect to pay the transition tax over a period of eight years as permitted by the Tax Act.
We continue to obtain, analyze and interpret additional guidance issued related to the Tax Act. The applicability and impact of the following new tax provisions, are dependent in part on forthcoming IRS guidance.

•
A tax on global intangible low-tax income (GILTI), which is determined annually based on our aggregate foreign subsidiaries' income in excess of certain qualified business asset investment return, will be effective for us in fiscal year 2019. We need additional information to complete our analysis on whether to adopt an accounting policy to account for the tax effects of GILTI in the period that we are subject to such tax, or to provide deferred taxes for book and tax basis differences that upon reversal, may be subject to such tax. Accordingly, we have not recorded any tax or deferred tax assets or liabilities with respect to GILTI in fiscal year 2018. We will make our accounting policy decision and complete the required accounting in the first quarter of fiscal 2019.

•
A base erosion and anti-abuse tax (BEAT), which functions as a minimum tax that partially disallows deductions for certain related party transactions, that is not effective for us until fiscal year 2019.

•
A special tax deduction for foreign-derived intangible income (FDII), which, in general, allows a deduction of certain intangible income earned in the U.S. and derived from foreign sources, that is not effective for us until fiscal year 2019.

As part of the adoption of a territorial tax system, the Tax Act also provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017 that were not subject to the one-time transition tax. We have provided for foreign withholding taxes on undistributed earnings of certain of our foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
In the fourth quarter of 2018, we made significant changes to our international tax structure by transferring intangible assets between certain foreign subsidiaries and changing the tax status of these subsidiaries for U.S. tax purposes. As a result, we recorded a deferred tax benefit of $172.0 million for the future U.S. tax deduction related to these intangible assets. We paid foreign income tax of $67.7 million associated with the gain recognized on certain of these transactions. The tax liabilities associated with these transfers are treated as prepaid taxes. A portion of these foreign taxes may result in a U.S. foreign tax credit, but the amount expected to be realized cannot be determined at this time. The tax liabilities and benefits are subject to examination by U.S. and foreign tax authorities in future years.
In fiscal 2018, we reevaluated our strategy and subsequently withdrew our contest concerning the Hungary tax litigation related to one issue in the audit of fiscal years 2011 through 2013 and recorded a tax expense of $5.7 million.
For further discussion of the provision for income taxes, impacts related to the Tax Act, the restructuring of our foreign intellectual property rights and the Hungary audit, see Note 11 of Notes to Condensed Consolidated Financial Statement.
Liquidity and Capital Resources
Our sources of cash and cash equivalents are funds generated from our business operations and funds that may be drawn down under our revolving credit and term loan facilities.
As of October 31, 2018, we held an aggregate of $177.6 million in cash and cash equivalents in the United States and an aggregate of $545.5 million in our foreign subsidiaries. As a result of the Tax Act, we have recorded a tax liability for the transition tax on foreign earnings, payable over eight years, of $0.7 million and $8.2 million reflected as a short-term and long-term liability, respectively. If we decide to repatriate the undistributed earnings of our foreign subsidiaries for use in the U.S. in the future, the earnings that were subject to the transition tax would not be subject to further U.S. tax. In addition, we have provided foreign deferred taxes on our undistributed earnings sufficient to address the incremental tax that would be due on future foreign earnings. During the fourth quarter of fiscal 2018, we completed a restructuring of our foreign intellectual property rights, resulting in a one-time tax payment of $67.7 million, which is included in current prepaid taxes.
The following sections discuss changes in our consolidated balance sheets and statements of cash flow, and other commitments of our liquidity and capital resources during fiscal 2018.
Cash and Cash Equivalents

	Year Ended October 31,		$ Change	% Change
	2018	2017
	(dollars in millions)
Cash and cash equivalents	$723.1	$1,048.4	$(325.3)	(31)%
Cash and cash equivalents decreased primarily due to cash used for business combinations and asset acquisitions, and stock repurchases under our accelerated stock repurchase agreements, partially offset by cash from our operations and net proceeds from our credit facilities.
Cash Flows

	Year Ended October 31,			$ Change	$ Change
	2018	2017	2016	2017 to 2018	2016 to 2017
	(dollars in millions)
Cash provided by operating activities	$424.2	$634.6	$586.6	$(210.4)	$48.0
Cash used in investing activities	(743.5)	(189.3)	(142.7)	(554.2)	(46.6)
Cash provided by (used in) financing activities	5.1	(373.1)	(306.9)	378.2	(66.2)
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

Fiscal 2018 compared to fiscal 2017. The decrease in cash provided by operating activities was primarily driven by higher vendor disbursements, higher income taxes payment, higher accounts receivable due to timing of customer billings, and higher inventory. Disbursements in fiscal 2018 included certain one-time payments of $163.3 million for income taxes and $65.0 million for a litigation settlement.
Fiscal 2017 compared to fiscal 2016. The increase in cash provided by operating activities was primarily driven by higher cash collections, partially offset by higher disbursements for operations, including vendors.
Cash Used in Investing Activities
Fiscal 2018 compared to fiscal 2017. The increase in cash used in investing activities was primarily driven by higher cash paid for acquisitions of $393.4 million and lower proceeds from sales and maturities of short-term investments, net of purchases, of $128.1 million.
Fiscal 2017 compared to fiscal 2016. The increase in cash used in investing activities was primarily driven by higher cash paid for acquisitions and intangible assets of $199.1 million, partially offset by higher proceeds from the sales and maturities of short-term investments of $139.3 million.
Cash Provided by (Used in) Financing Activities
Fiscal 2018 compared to fiscal 2017. Cash provided by financing activity in fiscal 2018 was higher compared to fiscal 2017 primarily due to higher proceeds of $300.6 million from drawdowns of our credit facilities and lower debt repayment of $85.3 million.
Fiscal 2017 compared to fiscal 2016. The increase in cash used in financing activities was primarily due to higher debt repayments of $195.6 million, partially offset by higher proceeds from the drawdown of our senior unsecured revolving credit facility of $135.0 million.
Accounts Receivable, net

Year Ended October 31,
2018	2017	$ Change	% Change
(dollars in millions)
$554.2	$451.1	$103.1	23%
Changes in our accounts receivable balance are primarily driven by timing of customer billing, collection activities and to a lesser extent, customer receivables acquired through our acquisitions.
Working Capital
Working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets:

	Year Ended October 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Current assets	$1,543.8	$1,682.6	$(138.8)	(8)%
Current liabilities	2,102.4	1,614.1	488.3	30%
Working capital (deficit)	$(558.6)	$68.5	$(627.1)	(915)%
Decreases in our working capital were primarily due to a decrease in cash and cash equivalents of $325.3 million, an increase in short term debt of $333.8 million, an increase in deferred revenue of $88.3 million, and an increase in accounts payable and accrued liabilities of $78.5 million, partially offset by an increase in accounts receivable of $103.1 million, an increase in inventory of $60.5 million, and an increase in income taxes receivable and prepaid taxes of $28.3 million.
Other
As of October 31, 2018, our cash equivalents consisted of taxable money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk.
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
Other Commitments — Credit and Term Loan Facilities

In July 2018, we entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support our facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of October 31, 2018, we had $5.5 million outstanding under the agreement.
On November 28, 2016, we entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated our previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by us by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring us to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of October 31, 2018, we were in compliance with all financial covenants.
As of October 31, 2018, we had $133.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $120.0 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
2019	$14,062
2020	17,813
2021	27,187
2022	75,000
Total	$134,062
As of October 31, 2017, we had $144.0 million outstanding balance, net of debt issuance costs, under the Term loan, of which $134.1 million was classified as long-term liabilities, and no outstanding balance under the Revolver.
The total outstanding balance of the Revolver as of October 31, 2018 was $330.0 million, which was included in short-term liabilities. We expect the borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over our choice of market observable base rates as defined in the Credit Agreement. As of October 31, 2018, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on our leverage ratio on the daily amount of the revolving commitment.
Subsequent to fiscal year 2018, we drew down $150.0 million under the Revolver. The total outstanding balance of the Revolver as of December 14, 2018 is $430.0 million, net of repayments.

Contractual Obligations
The following table summarizes our contractual obligations as of October 31, 2018:

	Total	Fiscal 2019	Fiscal 2020/ Fiscal 2021	Fiscal 2022/ Fiscal 2023	Thereafter	Other
	(in thousands)
Lease Obligations:
Operating Leases(1)	$589,900	$61,819	$116,784	$93,162	$318,135	$—
Purchase Obligations(2)	456,823	272,979	183,526	318	—	—
Revolver(3)	335,535	335,535	—	—	—	—
Term Loan(3)	134,062	14,062	45,000	75,000	—	—
Other Long-Term Obligations(4)	2,588	863	1,725	—	—	—
Long term accrued income taxes(5)	50,590	—	1,429	1,429	5,357	42,375
Total	$1,569,498	$685,258	$348,464	$169,909	$323,492	$42,375

(1)	See Note 7 of Notes to Consolidated Financial Statements.

(2)
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of October 31, 2018. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(3)	These commitments relate to the principal of the Revolver, the Term Loan, and a credit facility as discussed in Other Commitments above.

(4)	These other obligations include fees associated with our Revolver.

(5)
Long-term accrued income taxes represent uncertain tax benefits and transition tax liability as of October 31, 2018. Currently, a reasonably reliable estimate of timing of payments related to uncertain tax benefits in individual years beyond fiscal 2018 cannot be made due to uncertainties in timing of the commencement and settlement of potential tax audits.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Off-Balance Sheet Arrangements
As of October 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash, cash equivalents, and outstanding debt. As of October 31, 2018, all of our cash, cash equivalents and debt were at short-term variable and fixed interest rates. While par value generally approximates fair value on variable instruments, rising interest rates over time would increase both our interest income and our interest expense. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. None of these investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

The following table presents our cash equivalents and debt by fiscal year of expected maturity and average interest rates:
As of October 31, 2018

	Maturing in Year Ending October 31,
	2019	2020	2021	2021	2022	Total	Fair Value
	(in thousands)
Cash & Cash equivalent (variable rate)	$574,959					$574,959	$574,959
Average interest rate	0.93%
Short-term debt (variable rate):
Revolver	$330,000					$330,000	$330,000
Average interest rate	LIBOR + 1.000%
Term Loan	$14,062	$17,813	$27,187	$75,000		$134,062	$134,062
Average interest rate	LIBOR + 1.125%
Credit Facility in China	$5,535					$5,535	$5,535
Average interest rate	Chinese Central Bank rate + 10% of such rate
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
The success of our hedging activities depends upon the accuracy of our estimates of various balances and transactions denominated in non-functional currencies. To the extent our estimates are correct, gains and losses on our foreign currency contracts will be offset by corresponding losses and gains on the underlying transactions. For example, if the Euro were to depreciate by 10% compared to the U.S. dollar prior to the settlement of the Euro forward contracts listed in the table below providing information as of October 31, 2018, the fair value of the contracts would decrease by approximately $12.4 million, and we would be required to pay approximately $12.4 million to the counterparty upon contract maturity. At the same time, the U.S. dollar value of our Euro-based expenses would decline, resulting in a gain and positive cash flow of approximately $12.4 million that would offset the loss and negative cash flow on the maturing forward contracts.
Net unrealized loss of approximately $23.9 million and gain of $4.4 million, net of tax, are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of October 31, 2018 and 2017, respectively.
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

The following table provides information about the gross notional values of our foreign currency contracts as of October 31, 2018:

	Gross Notional Amount in U.S. Dollars	Average Contract Rate
	(in thousands)
Forward Contract Values:
Japanese yen	$291,495	109.506
Hungarian forint	188,192	284.365
Indian rupee	131,679	71.319
Euro	124,091	1.206
Chinese renminbi	113,860	6.756
Taiwanese dollar	85,383	29.476
Canadian dollar	56,496	1.282
Korean won	41,342	1,124.225
Israeli shekel	36,100	3.604
British pound sterling	28,247	1.359
Armenian dram	20,967	475.367
Singapore dollar	9,224	1.368
Swiss franc	8,473	0.953
	$1,135,549
Equity Risk. We have approximately $10.9 million and $7.8 million of non-marketable equity securities in privately held companies as of October 31, 2018 and 2017, respectively. These investments are accounted for under the cost or equity methods. The cost basis of securities sold is based on the specific identification method. The securities of privately held companies are reported at carrying value. Investments are written down to the fair value if there are any events or changes in circumstances that indicate any other than temporary decline in the value. We did not recognize any impairment during fiscal 2018 and recorded $1.3 million of other-than-temporary impairment during fiscal 2017. None of our investments are held for speculation purposes.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Synopsys, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Synopsys, Inc. and its subsidiaries (the Company) as of November 3, 2018 and October 28, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 3, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the internal control over financial reporting of Synopsys, Inc. as of November 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 3, 2018 and October 28, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended November 3, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Synopsys, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the internal control over financial reporting of Synopsys, Inc. based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Santa Clara, California
December 14, 2018

SYNOPSYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	October 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$723,115	$1,048,356
Accounts receivable, net of allowances of $5,613 and $5,165, respectively	554,217	451,144
Inventories	122,407	61,884
Income taxes receivable and prepaid taxes	76,525	48,257
Prepaid and other current assets	67,533	72,952
Total current assets	1,543,797	1,682,593
Property and equipment, net	309,310	266,014
Goodwill	3,143,249	2,706,974
Intangible assets, net	360,404	253,843
Long-term prepaid taxes	138,312	20,157
Deferred income taxes	404,166	243,989
Other long-term assets	246,736	222,844
Total assets	$6,145,974	$5,396,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$578,326	$499,846
Accrued income taxes	27,458	39,811
Deferred revenue	1,152,862	1,064,528
Short-term debt	343,769	9,924
Total current liabilities	2,102,415	1,614,109
Long-term accrued income taxes	50,590	33,239
Long-term deferred revenue	116,859	83,252
Long-term debt	125,535	134,063
Other long-term liabilities	265,560	252,027
Total liabilities	2,660,959	2,116,690
Stockholders’ equity:
Preferred Stock, $0.01 par value: 2,000 shares authorized; none outstanding	—	—
Common Stock, $0.01 par value: 400,000 shares authorized; 149,265 and 150,445 shares outstanding, respectively	1,493	1,505
Capital in excess of par value	1,644,830	1,622,429
Retained earnings	2,543,688	2,143,873
Treasury stock, at cost: 7,996 and 6,817 shares, respectively	(597,682)	(426,208)
Accumulated other comprehensive income (loss)	(113,177)	(65,979)
Total Synopsys stockholders’ equity	3,479,152	3,275,620
Non-controlling interest	5,863	4,104
Total stockholders’ equity	3,485,015	3,279,724
Total liabilities and stockholders’ equity	$6,145,974	$5,396,414
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2018	2017	2016
Revenue:
Time-based products	$2,303,317	$2,021,812	$1,910,902
Upfront products	357,698	338,204	248,137
Maintenance and service	460,043	364,864	263,493
Total revenue	3,121,058	2,724,880	2,422,532
Cost of revenue:
Products	448,430	413,203	346,825
Maintenance and service	203,434	164,872	94,019
Amortization of intangible assets	84,034	76,109	102,118
Total cost of revenue	735,898	654,184	542,962
Gross margin	2,385,160	2,070,696	1,879,570
Operating expenses:
Research and development	1,084,822	908,841	856,705
Sales and marketing	622,978	549,248	502,368
General and administrative	262,560	196,844	165,962
Amortization of intangible assets	41,630	31,614	27,507
Restructuring charges	12,945	36,586	9,633
Total operating expenses	2,024,935	1,723,133	1,562,175
Operating income	360,225	347,563	317,395
Other income (expense), net	3,318	35,535	12,153
Income (loss) before provision for income taxes	363,543	383,098	329,548
Provision (benefit) for income taxes	(68,975)	246,535	62,722
Net income	$432,518	$136,563	$266,826
Net income per share:
Basic	$2.90	$0.91	$1.76
Diluted	$2.82	$0.88	$1.73
Shares used in computing per share amounts:
Basic	149,036	150,457	152,017
Diluted	153,393	154,874	154,721

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2018	2017	2016
Net income	$432,518	$136,563	$266,826
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(18,882)	14,293	5,808
Change in unrealized gains (losses) on investments, net of tax of $0, for fiscal years 2017 and 2016	—	(19)	47
Cash flow hedges:
Deferred gains (losses), net of tax of $4,675, $(4,380), and $4,372 for fiscal years 2018, 2017 and 2016, respectively	(17,428)	20,760	(25,767)
Reclassification adjustment on deferred (gains) losses included in net income, net of tax of $2,207, $(168), and $(6,253) for fiscal years 2018, 2017 and 2016, respectively	(10,888)	3,564	20,710
Other comprehensive income (loss), net of tax effects	(47,198)	38,598	798
Comprehensive income	$385,320	$175,161	$267,624

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Synopsys Stockholders’ Equity	Non-controlling Interest	Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at October 31, 2015	155,157	$1,552	$1,610,460	$1,725,727	$(98,375)	$(105,375)	$3,133,989	$—	$3,133,989
Net income				266,826			266,826		266,826
Other comprehensive income (loss), net of tax effects						798	798		798
Purchases of treasury stock	(8,506)	(85)	20,085		(420,000)		(400,000)		(400,000)
Common stock issued, net of shares withheld for employee taxes	4,803	48	(80,735)	(44,968)	224,323		98,668		98,668
Stock-based compensation			97,583				97,583		97,583
Other			(2,718)				(2,718)		(2,718)
Balance at October 31, 2016	151,454	$1,515	$1,644,675	$1,947,585	$(294,052)	$(104,577)	$3,195,146	$—	$3,195,146
Net income				136,563			136,563		136,563
Retained earnings adjustment due to adoption of an accounting standard related to stock-based compensation			382	106,107			106,489		106,489
Other comprehensive income (loss), net of tax effects						38,598	38,598		38,598
Purchases of treasury stock	(5,413)	(54)	54		(380,000)		(380,000)		(380,000)
Equity forward contract			(20,000)				(20,000)		(20,000)
Common stock issued, net of shares withheld for employee taxes	4,404	44	(110,976)	(46,382)	247,844		90,530		90,530
Stock-based compensation			108,294				108,294		108,294
Non-controlling interest in an equity investment							—	4,104	4,104
Balance at October 31, 2017	150,445	$1,505	$1,622,429	$2,143,873	$(426,208)	$(65,979)	$3,275,620	$4,104	$3,279,724
Net income				432,518			432,518		432,518
Retained earnings adjustment due to adoption of an accounting standard related to reclassification of certain tax effects from accumulated other comprehensive income				(293)			(293)		(293)
Other comprehensive income (loss), net of tax effects						(47,198)	(47,198)		(47,198)
Purchases of treasury stock	(4,688)	(47)	47		(420,000)		(420,000)		(420,000)
Equity forward contract			20,000				20,000		20,000
Common stock issued, net of shares withheld for employee taxes	3,508	35	(136,522)	(32,410)	248,526		79,629		79,629
Stock-based compensation			138,876				138,876		138,876
Non-controlling interest in an equity investment							—	1,759	1,759
Balance at October 31, 2018	149,265	$1,493	$1,644,830	$2,543,688	$(597,682)	$(113,177)	$3,479,152	$5,863	$3,485,015

See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2018	2017	2016
Cash flow from operating activities:
Net income	$432,518	$136,563	$266,826
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	209,207	189,442	207,032
Stock-based compensation	140,032	108,294	97,583
Allowance for doubtful accounts	3,368	2,149	950
(Gain) loss on sale of property and investments	(93)	8	(18)
Write-down of long-term investments	—	1,300	—
Deferred income taxes	(210,310)	123,052	(14,037)
Net changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(95,785)	2,296	(43,269)
Inventories	(66,509)	(20,137)	(32,072)
Prepaid and other current assets	(12,835)	(8,818)	(5,569)
Other long-term assets	(25,892)	(40,236)	(3,770)
Accounts payable and accrued liabilities	49,043	137,631	18,977
Income taxes	(103,841)	19,665	7,098
Deferred revenue	105,329	(16,644)	86,904
Net cash provided by operating activities	424,232	634,565	586,635
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	12,449	295,633	156,350
Purchases of short-term investments	—	(155,098)	(168,712)
Proceeds from sales of long-term investments	494	839	1,785
Purchases of long-term investments	(3,561)	—	(1,002)
Proceeds from sale of property and equipment	1,662	—	—
Purchases of property and equipment	(98,976)	(70,328)	(66,909)
Cash paid for acquisitions and intangible assets, net of cash acquired	(652,643)	(259,202)	(60,056)
Capitalization of software development costs	(2,950)	(3,226)	(4,131)
Other	—	2,100	—
Net cash used in investing activities	(743,525)	(189,282)	(142,675)
Cash flows from financing activities:
Proceeds from credit facility	620,635	320,000	185,000
Repayment of debt	(295,313)	(380,625)	(185,000)
Issuances of common stock	123,829	126,337	125,283
Payments for taxes related to net share settlement of equity awards	(45,772)	(36,730)	(26,562)
Purchase of equity forward contract	—	(20,000)	—
Purchases of treasury stock	(400,000)	(380,000)	(400,000)
Other	1,759	(2,102)	(5,658)
Net cash provided by (used in) financing activities	5,138	(373,120)	(306,937)
Effect of exchange rate changes on cash and cash equivalents	(11,086)	(427)	3,409
Net change in cash and cash equivalents	(325,241)	71,736	140,432
Cash and cash equivalents, beginning of year	1,048,356	976,620	836,188
Cash and cash equivalents, end of year	$723,115	$1,048,356	$976,620
Supplemental disclosure of cash flow information:
Cash paid for income taxes during the year:	$252,522	$103,478	$69,447
Interest payments during the year:	$15,307	$7,095	$3,708
See accompanying notes to consolidated financial statements.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business
Synopsys, Inc. (Synopsys or the Company) provides products and services used by designers across the entire silicon to software spectrum, from engineers creating advanced semiconductors to software developers seeking to ensure the security and quality of their code. The Company is a global leader in supplying the electronic design automation (EDA) software that engineers use to design and test integrated circuits (ICs), also known as chips. The Company also offers semiconductor intellectual property (IP) products, which are pre-designed circuits that engineers use as components of larger chip designs rather than designing those circuits themselves. The Company provides software and hardware used to validate the electronic systems that incorporate chips and the software that runs on them. To complement these offerings, the Company provides technical services and support to help its customers develop advanced chips and electronic systems. The Company is also a leading provider of software tools and services that improve the security and quality of software code in a wide variety of industries, including electronics, financial services, media, automotive, medicine, energy and industrials.
Note 2. Summary of Significant Accounting Policies
Fiscal Year End. The Company’s fiscal year ends on the Saturday nearest to October 31 and consists of 52 weeks, with the exception that approximately every five years, the Company has a 53-week year. Fiscal 2018 was a 53-week year and ended on November 3, 2018. Fiscal 2017 and 2016 were 52-week years ending on October 28, 2017 and October 29, 2016, respectively. For presentation purposes, the consolidated financial statements and accompanying notes refer to the closest calendar month end. Fiscal 2019 will be a 52-week year.
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
Foreign Currency Translation. The functional currency of the majority of the Company’s active foreign subsidiaries is the foreign subsidiary’s local currency. Assets and liabilities that are not denominated in the functional currency are remeasured into the functional currency with any related gain or loss recorded in earnings. The Company translates assets and liabilities of its non-U.S. dollar functional currency foreign operations into the U.S. dollar reporting currency at exchange rates in effect at the balance sheet date. The Company translates income and expense items of such foreign operations into the U.S. dollar reporting currency at average exchange rates for the period. Accumulated translation adjustments are reported in stockholders’ equity, as a component of accumulated other comprehensive income (loss).
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
Fair Values of Financial Instruments. The Company’s cash equivalents and foreign currency contracts are carried at fair value. The fair value of the Company’s accounts receivable and accounts payable approximates the carrying amount due to their short duration. Non-marketable equity securities are carried at cost, net of impairments. The Company performs periodic impairment analysis on these non-marketable equity securities. The carrying amount of the short-term debt approximates the estimated fair value. See Note 6. Fair Value Measures.
Cash and Cash Equivalents. The Company classifies investments with original maturities of three months or less when acquired as cash equivalents.
Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign currency

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Accounts Receivable, Net. The balances consist of accounts receivable billed and unbilled. Unbilled accounts receivable represent amounts recorded as revenue which will be invoiced within one year of the balance sheet date. The following table represents the components of accounts receivable, net:

	October 31,
	2018	2017
	(in thousands)
Accounts receivable	$495,763	$393,229
Unbilled accounts receivable	64,067	63,080
Total accounts receivable	559,830	456,309
Less allowance for doubtful accounts	(5,613)	(5,165)
Total accounts receivable, net	$554,217	$451,144
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

Fiscal Year	Balance at Beginning of Period	Provisions	Write-offs(1)	Balance at End of Period
	(in thousands)
2018	$5,165	$3,368	$(2,920)	$5,613
2017	$3,201	$2,149	$(185)	$5,165
2016	$2,561	$950	$(310)	$3,201

(1)	Balances written off, net of recoveries.
Inventories. Inventories primarily include components and parts used in emulation and prototyping hardware systems. Inventory cost is computed using standard costs, which approximate actual costs, on a first-in, first-out basis and recorded at lower of cost or net realizable value. A charge is recorded to cost of product when inventory is determined to be in excess of anticipated demand or considered obsolete.
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
Property and Equipment. Property and equipment is recorded at cost less accumulated depreciation. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. Leasehold

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

improvements are amortized using the straight-line method over the remaining term of the lease or the economic useful life of the asset, whichever is shorter. Depreciation expenses were $72.8 million, $82.8 million and $73.8 million in fiscal 2018, 2017 and 2016, respectively. Repair and maintenance costs are expensed as incurred and such costs were $45.7 million, $40.6 million and $38.8 million in fiscal 2018, 2017 and 2016, respectively.
A summary of property and equipment, at cost less accumulated depreciation and amortization, as of October 31, 2018 and 2017 is as follows:

	October 31,
	2018	2017
	(in thousands)
Computer and other equipment	$604,117	$540,257
Buildings	68,522	68,877
Furniture and fixtures	61,070	54,882
Land	18,849	20,414
Leasehold improvements	183,430	153,619
	935,988	838,049
Less accumulated depreciation and amortization(1)	(626,678)	(572,035)
Total	$309,310	$266,014

(1)	Accumulated depreciation and amortization includes write-offs due to retirement of fully amortized fixed assets.
The useful lives of depreciable assets are as follows:

Useful Life in Years
Computer and other equipment	3-5
Buildings	30
Furniture and fixtures	5
Leasehold improvements (average)	5
Goodwill. Goodwill represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired by the Company. The carrying amount of goodwill is tested for impairment annually as of October 31 or more frequently if facts and circumstances warrant a review. The Company determined that it is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. This fair value is then compared to the carrying value of the reporting unit. During fiscal 2018, 2017 and 2016, there were no indicators of impairment to goodwill.
Intangible Assets. Intangible assets consist of acquired technology, certain contract rights, customer relationships, trademarks and trade names, capitalized software, and in-process research and development. These intangible assets are acquired through business combinations, direct purchases, or internally developed capitalized software. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from one to ten years, except for in-process research and development (IPR&D) projects not yet completed. IPR&D assets are amortized over their estimated useful lives upon completion or are written off upon abandonment.
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such asset group will be recovered through the undiscounted future cash flow. If the undiscounted future cash flow is less than the carrying amount of the asset group, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the asset group. The Company had no material impairment charges for long-lived assets in fiscal 2018, and none in fiscal 2017 or 2016.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Restructuring Charges. During fiscal 2018, the Company recorded $12.9 million of restructuring charges for severance and benefits due to involuntary employee termination actions. The restructuring actions were undertaken to position the Company for future growth, reallocate resources to priority areas and, to a lesser extent, eliminate operational redundancy. These charges consisted primarily of severance benefits. As of October 31, 2018, there was an $8.1 million outstanding balance remaining in accounts payable and accrued liabilities in the consolidated balance sheets. The remaining balance will be paid in fiscal 2019.
During fiscal 2017, the Company recorded $36.6 million of restructuring charges for severance and benefits due to involuntary employee termination actions. The restructuring actions were undertaken to position the Company for future growth, reallocate resources to priority areas, and to a lesser extent, eliminate operational redundancy. These charges consist primarily of severance and retirement benefits. As of October 31, 2017, there was a $17.5 million outstanding balance remaining in accounts payable and accrued liabilities in the consolidated balance sheets, which was paid in fiscal 2018.
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
Accounts Payable and Accrued Liabilities. The balance consists of:

	October 31,
	2018	2017
	(in thousands)
Payroll and related benefits	$413,307	$382,773
Other accrued liabilities	79,973	97,119
Accounts payable	85,046	19,954
Total	$578,326	$499,846
Other Long-term Liabilities. The balance consists of:

	October 31,
	2018	2017
	(in thousands)
Deferred compensation liability (See Note 10)	$212,165	$197,542
Other long-term liabilities	53,395	54,485
Total	$265,560	$252,027
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
Revenue Recognition. The Company generates revenue from the sale of products that include software licenses and to a lesser extent, hardware products, maintenance and services. Time-based products revenue consists of fees associated with the licensing of the Company's software. Maintenance and service revenue consists of maintenance fees associated with perpetual licenses, hardware products, and professional services fees. Upfront products revenue includes hardware revenue consisting of sales of Field Programmable Gate Array (FPGA)-based emulation and prototyping products and perpetual software licenses.
Most of the Company's customer arrangements are complex, involving hundreds of products and various license rights, bundled with post-contract customer support and additional meaningful rights that provide a complete end-to-end solution to the customer. Throughout the contract, the Company's customers are typically using a myriad of products to complete each phase of a chip design and are concurrently working on multiple chip designs, or projects, in different phases of the design. During this time, the customer looks to the Company to release state-of-the-art technology as the Company constantly invests to keep up with the rapid change, to address requested

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

enhancements to the Company's tools to meet customer specifications, to provide support at each stage of the customer’s design, including the final manufacturing of the chip (the tape out stage), and other important services.
With respect to software licenses, the Company utilizes primarily two license types:

•
Technology Subscription Licenses (TSLs). TSLs are time-based licenses for a finite term, and generally provide the customer with limited rights to receive, or to exchange certain quantities of licensed software for, unspecified future technology. The majority of the Company's arrangements are TSLs due to the nature of the business and customer requirements. In addition to the licenses, the arrangements also include: post-contract customer support, which includes providing frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology; other intertwined services such as multiple copies of the tools; assistance to the Company's customers in applying the Company's technology in their development environment; and rights to remix licenses for other licenses.

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
The Company also enters into arrangements in which portions of revenue are contingent upon the occurrence of uncertain future events, such as royalty arrangements. The Company refers to this revenue as “contingent revenue.” Contingent revenue is recognized if and when the event that removes the contingency occurs. Such revenue is reported as “time-based products revenue” in the consolidated statements of operations. These arrangements are not material to the Company’s total revenue.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Revenue recognition involves certain judgments. Specifically, in connection with each transaction involving the Company’s products, the Company must evaluate whether: (1) persuasive evidence of an arrangement exists, (2) delivery of software or services has occurred, (3) the fee for such software or services is fixed or determinable, and (4) collectability is probable. All four of these criteria must be met in order for the Company to recognize revenue with respect to a particular arrangement. The Company applies these revenue recognition criteria as follows:

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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
 The table below reconciles the weighted average common shares used to calculate basic net income per share with the weighted average common shares used to calculate diluted net income per share:

	Year Ended October 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net income	$432,518	$136,563	$266,826
Denominator:
Weighted average common shares for basic net income per share	149,036	150,457	152,017
Dilutive effect of common share equivalents from equity-based compensation	4,357	4,417	2,704
Weighted average common shares for diluted net income per share	153,393	154,874	154,721
Net income per share:
Basic	$2.90	$0.91	$1.76
Diluted	$2.82	$0.88	$1.73
Anti-dilutive employee stock-based awards excluded(1)	850	345	1,971

(1)
These stock options and unvested restricted stock units were anti-dilutive for the respective periods and are excluded in calculating diluted net income per share. While such awards were anti-dilutive for the respective periods, they could be dilutive in the future.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 3. Business Combinations
Fiscal 2018 Acquisitions

During fiscal 2018, the Company completed several acquisitions with aggregate cash consideration of $637.0 million, net of cash, cash equivalents and short-term investments acquired. The Company does not consider these acquisitions to be material, individually or in the aggregate, to the Company’s consolidated statements of operations. The Company funded these acquisitions with cash.
Acquisition of Black Duck Software (Black Duck)
On December 11, 2017, the Company acquired 100% of the outstanding shares of Black Duck, a privately-held leader in automated solutions for securing and managing open source software, for $565.1 million total purchase consideration.
As of October 31, 2018, the total purchase consideration and the purchase allocation was as follows:

(in thousands)
Cash paid	$563,500
Fair value of assumed equity awards allocated to purchase consideration	1,588
Total purchase consideration	$565,088

Goodwill	$395,395
Identifiable intangibles assets acquired	178,000
Cash, cash equivalents and short-term investments	19,491
Other tangible liabilities acquired, net	(12,298)
Deferred revenue	(15,500)
Total purchase allocation	$565,088
Goodwill of $395.4 million is primarily attributable to the assembled workforce and expectation of sales growth due to the Company's new technology offerings in the security, quality and compliance testing space. The goodwill is not deductible for tax purposes. The acquired identifiable intangible assets of $178.0 million were valued using the income or cost methods. The intangible assets, except for in-process research and development project not yet completed, are being amortized over their respective useful lives ranging from one to ten years. The acquisition-related costs directly attributable to the business combination of $15.5 million, including compensation expenses, professional fees and other direct expenses, were expensed as incurred in the consolidated statement of operations during fiscal year 2018. The Company funded the acquisition with cash of $544.0 million, net of acquired cash, cash equivalents and short-term investments.
The Company also assumed unvested restricted stock units (RSUs) and stock options with a fair value of $15.6 million. The Black-Scholes option-pricing model was used to determine the fair value of these stock options, whereas the fair value of the RSUs was based on the market price on the grant date of the instruments. Of the total fair value of the RSU and stock options assumed, $1.6 million was allocated to the purchase consideration and $14.0 million was allocated to future services to be expensed over their remaining service periods on a straight-line basis.
Other Fiscal 2018 Acquisitions
During fiscal 2018, the Company completed other acquisitions for a total purchase consideration of $93.0 million, net of cash acquired. The Company does not consider these acquisitions to be material to the Company’s consolidated financial statements. The preliminary purchase allocations resulted in $47.6 million of goodwill, which is not deductible for tax purposes, and $51.9 million of acquired identifiable intangible assets valued using the income or cost methods. The intangible assets, except for in-process research and development projects not yet completed, are being amortized over their respective useful lives ranging from one to seven years. The acquisition-related costs for these acquisitions, totaling $3.8 million, were expensed as incurred in the consolidated statement of operations.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 4. Goodwill and Intangible Assets
Goodwill:

(in thousands)
Balance at October 31, 2016	$2,518,245
Additions	178,545
Effect of foreign currency translation	10,184
Balance at October 31, 2017	$2,706,974
Additions	443,007
Effect of foreign currency translation	(6,732)
Balance at October 31, 2018(1)	$3,143,249

(1)	There is no impairment of goodwill for periods presented.
Intangible assets as of October 31, 2018 consist of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$773,147	$598,956	$174,191
Customer relationships	358,524	204,382	154,142
Contract rights intangible	183,953	177,191	6,762
Trademarks and trade names	42,929	21,944	20,985
In-process research and development (IPR&D)(2)	1,200	—	1,200
Capitalized software development costs	35,818	32,694	3,124
Total	$1,395,571	$1,035,167	$360,404

(2)	IPR&D is reclassified to core/developed technology upon completion or is written off upon abandonment.
 Intangible assets as of October 31, 2017 consist of the following:

	Gross Assets	Accumulated Amortization	Net Assets
	(in thousands)
Core/developed technology	$647,975	$526,796	$121,179
Customer relationships	278,811	166,886	111,925
Contract rights intangible	174,615	172,178	2,437
Trademarks and trade names	25,329	17,401	7,928
In-process research and development (IPR&D)(2)	6,600	—	6,600
Capitalized software development costs	32,868	29,094	3,774
Total	$1,166,198	$912,355	$253,843

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Amortization expense related to intangible assets consisted of the following:

	Year Ended October 31,
	2018	2017	2016
	(in thousands)
Core/developed technology	$78,820	$65,916	$85,331
Customer relationships	37,395	27,340	24,594
Contract rights intangible	4,906	10,886	16,543
Trademarks and trade names	4,543	3,580	3,156
Capitalized software development costs(3)	3,599	3,986	3,697
Total	$129,263	$111,708	$133,321

(3)	Amortization of capitalized software development costs is included in cost of products revenue in the consolidated statements of operations.
The following table presents the estimated future amortization of intangible assets:

Fiscal Year	(in thousands)
2019	$102,605
2020	78,074
2021	55,850
2022	44,009
2023	29,219
2024 and thereafter	49,447
IPR&D(4)	1,200
Total	$360,404

(4)	IPR&D assets are amortized over their useful lives upon completion or are written off upon abandonment.

Note 5. Financial Assets and Liabilities
Cash equivalents. The Company classifies time deposits and other investments with original maturities less than three months as cash equivalents.
As of October 31, 2018, the balances of the Company's cash equivalents and non-marketable equity securities investments were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$165,296	$—	$—	$—	$165,296
Total:	$165,296	$—	$—	$—	$165,296

Other long-term assets:
Non-marketable equity securities	$10,892	$—	$—	$—	$10,892
Total:	$10,892	$—	$—	$—	$10,892

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of October 31, 2017, the balances of our cash equivalents and non-marketable equity securities investments were:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Continuous Months	Gross Unrealized Losses 12 Continuous Months or Longer	Estimated Fair Value(1)
	(in thousands)
Cash equivalents:
Money market funds	$560,594	$—	$—	$—	$560,594
Total:	$560,594	$—	$—	$—	$560,594

Other long-term assets:
Non-marketable equity securities	$7,826	$—	$—	$—	$7,826
Total:	$7,826	$—	$—	$—	$7,826

(1)	See Note 6. Fair Value Measures for further discussion on fair values of cash equivalents.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
The effects of the changes in the fair values of non-designated forward contracts for fiscal years 2018, 2017, and 2016 are summarized as follows:

	October 31,
	2018	2017	2016
	(in thousands)
Gain (loss) recorded in other income (expense), net	$3,361	$1,359	$(4,533)
The notional amounts in the table below for derivative instruments provide one measure of the transaction volume outstanding:

	As of October 31, 2018	As of October 31, 2017
	(in thousands)
Total gross notional amount	$1,135,549	$955,139
Net fair value	$(18,120)	$14,052
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following represents the balance sheet location and amount of derivative instrument fair values segregated between designated and non-designated hedge instruments:

	Fair Values of derivative instruments designated as hedging instruments	Fair Values of derivative instruments not designated as hedging instruments
	(in thousands)
As of October 31, 2018
Other current assets	$4,771	$131
Accrued liabilities	$22,890	$132
As of October 31, 2017
Other current assets	$16,582	$15
Accrued liabilities	$2,485	$59
The following table represents the income statement location and amount of gains and losses on derivative instrument fair values for designated hedge instruments, net of tax:

	Location of gain (loss) recognized in OCI on derivatives	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from OCI	Amount of gain (loss) reclassified from OCI (effective portion)
	(in thousands)
Fiscal year ended October 31, 2018
Foreign exchange contracts	Revenue	$693	Revenue	$1,103
Foreign exchange contracts	Operating expenses	(18,121)	Operating expenses	9,785
Total		$(17,428)		$10,888
Fiscal year ended October 31, 2017
Foreign exchange contracts	Revenue	$7,582	Revenue	$(2,759)
Foreign exchange contracts	Operating expenses	13,346	Operating expenses	(805)
Total		$20,928		$(3,564)
Fiscal year ended October 31, 2016
Foreign exchange contracts	Revenue	$(14,580)	Revenue	$(8,585)
Foreign exchange contracts	Operating expenses	(11,259)	Operating expenses	(12,125)
Total		$(25,839)		$(20,710)
The following table represents the ineffective portions and portions excluded from effectiveness testing of the hedge gains (losses) for derivative instruments designated as hedging instruments, which are recorded in other income (expense) income, net:

Foreign exchange contracts	Amount of gain (loss) recognized in income statement on derivatives (ineffective portion)(1)	Amount of gain (loss) recognized in income statement on derivatives (excluded from effectiveness testing)(2)
	(in thousands)
Fiscal year ended October 31, 2018	$467	$2,848
Fiscal year ended October 31, 2017	$311	$3,018
Fiscal year ended October 31, 2016	$1,468	$6,058

(1)	The ineffective portion includes forecast inaccuracies.

(2)	The portion excluded from effectiveness testing includes the discount earned or premium paid for the contracts.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Commitments - Credit and Term Loan Facilities

In July 2018, the Company entered into a 220.0 million RMB (approximately $33.0 million) credit agreement with a lender in China to support its facilities expansion. Borrowings bear interest at a floating rate based on the Chinese Central Bank rate plus 10% of such rate. As of October 31, 2018, the Company had $5.5 million outstanding under the agreement.
On November 28, 2016, the Company entered into an amended and restated credit agreement with several lenders (the Credit Agreement) providing for (i) a $650.0 million senior unsecured revolving credit facility (the Revolver) and (ii) a $150.0 million senior unsecured term loan facility (the Term Loan). The Credit Agreement amended and restated the Company’s previous credit agreement dated May 19, 2015 (the 2015 Agreement), in order to increase the size of the revolving credit facility from $500.0 million to $650.0 million, provide a new $150.0 million senior unsecured term loan facility, and to extend the termination date of the revolving credit facility from May 19, 2020 to November 28, 2021. Subject to obtaining additional commitments from lenders, the principal amount of the loans provided under the Credit Agreement may be increased by the Company by up to an additional $150.0 million. The Credit Agreement contains financial covenants requiring the Company to operate within a maximum leverage ratio and maintain a minimum interest coverage ratio, as well as other non-financial covenants. As of October 31, 2018, the Company was in compliance with all financial covenants.
As of October 31, 2018, the Company had $133.8 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $120.0 million was classified as long-term liabilities. Outstanding principal payments under the Term Loan are due as follows:

Fiscal year	(in thousands)
2019	$14,062
2020	17,813
2021	27,187
2022	75,000
Total	$134,062
As of October 31, 2017, the Company had $144.0 million outstanding balance, net of debt issuance costs, under the Term Loan, of which $134.1 million was classified as long-term liabilities, and no outstanding balance under the Revolver.
The total outstanding balance of the Revolver as of October 31, 2018 was $330.0 million, which was included in short-term liabilities. The Company expects its borrowings under the Revolver will fluctuate from quarter to quarter. Borrowings bear interest at a floating rate based on a margin over the Company’s choice of market observable base rates as defined in the Credit Agreement. As of October 31, 2018, borrowings under the Term Loan bore interest at LIBOR +1.125% and the applicable interest rate for the Revolver was LIBOR +1.000%. In addition, commitment fees are payable on the Revolver at rates between 0.125% and 0.200% per year based on the Company’s leverage ratio on the daily amount of the revolving commitment.

Subsequent to fiscal year 2018, the Company drew down $150.0 million under the Revolver. The total outstanding balance of the Revolver as of December 14, 2018 is $430.0 million, net of repayments.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
On a recurring basis, the Company measures the fair value of certain of its assets and liabilities, which include cash equivalents, non-qualified deferred compensation plan assets, and foreign currency derivative contracts.
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
Assets/Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2018:

		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$165,296	$165,296	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	4,902	—	4,902	—
Other long-term assets:
Deferred compensation plan assets	212,165	212,165	—	—
Total assets	$382,363	$377,461	$4,902	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$23,022	$—	$23,022	$—
Other long-term liabilities:
Deferred compensation plan liabilities	212,165	212,165	—	—
Total liabilities	$235,187	$212,165	$23,022	$—

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below as of October 31, 2017:

	Total	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents:
Money market funds	$560,594	$560,594	$—	$—
Prepaid and other current assets:
Foreign currency derivative contracts	16,596	—	16,596	—
Other long-term assets:
Deferred compensation plan assets	197,542	197,542	—	—
Total assets	$774,732	$758,136	$16,596	$—
Liabilities
Accounts payable and accrued liabilities:
Foreign currency derivative contracts	$2,544	$—	$2,544	$—
Other long-term liabilities:
Deferred compensation plan liabilities	197,542	197,542	—	—
Total liabilities	$200,086	$197,542	$2,544	$—
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
The Company did not recognize any impairment during fiscal 2018 and 2016. The Company recorded $1.3 million of other-than-temporary impairment during fiscal 2017.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 7. Commitments and Contingencies
Lease Commitments
The Company leases certain of its domestic and foreign facilities and certain office equipment under non-cancelable lease agreements. The lease agreements generally require the Company to pay property taxes, insurance, maintenance and repair costs. Rent expenses were $75.7 million, $68.1 million and $63.9 million in fiscal 2018, 2017 and 2016, respectively. The Company charges operating lease payments to expense using the straight-line method. The Company subleases portions of its facilities and records sublease payments as a reduction of rent expense.
The Company's principal offices are located in two office buildings in Mountain View, California. The buildings together provide approximately 341,000 square feet. This space is leased through August 2030, and the Company has two options to extend the lease term, the first to extend the term by ten years, followed by a second option to extend by approximately nine additional years.
As of October 31, 2018, anticipated future minimum lease payments on all non-cancellable operating leases with an initial term in excess of one year, net of sublease income are as follows:

	Minimum Lease Payments	Sublease Income	Net
	(in thousands)
Fiscal Year
2019	$61,819	$3,160	$58,659
2020	58,220	3,052	55,168
2021	58,564	5,976	52,588
2022	49,805	7,517	42,288
2023	43,357	6,523	36,834
Thereafter	318,135	49,961	268,174
Total	$589,900	$76,189	$513,711
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
Mentor Patent Litigation

Prior to the legal settlement as further described below, the Company was engaged in complex patent litigation with Mentor Graphics Corporation (Mentor) involving several actions in different forums. The Company succeeded to the litigation when it acquired Emulation & Verification Engineering S.A. on October 4, 2012.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Legal Settlement

In March 2017, Siemens PLM Software (Siemens) acquired Mentor. On June 29, 2018, the Company, Siemens and Mentor settled all outstanding patent litigation between the Company and Mentor for a $65.0 million payment made in the current quarter from the Company to Mentor. The Company had previously accrued $39.0 million and recorded the remaining $26.0 million as an expense in the quarter ended July 31, 2018. As a result of the settlement, the litigation with Mentor was dismissed and the injunction entered in connection with that litigation was vacated.

The settlement included mutual seven-year patent cross-licenses between the Company and Siemens, and between the Company and Mentor. The Company and Mentor also amended an existing interoperability agreement to collaborate on a wide range of EDA products for the benefit of their mutual customers. The amendment includes a one-time termination charge between $0.0 and $25.0 million, payable to Mentor under certain conditions.
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

In addition to the foregoing, the Company is, from time to time, party to various other claims and legal proceedings in the ordinary course of its business, including with tax and other governmental authorities. For a description of certain of these other matters, refer to Note 11. Income Taxes.
Note 8. Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Year Ended October 31,
	2018	2017
	(in thousands)
Cumulative currency translation adjustments	$(89,289)	$(70,407)
Unrealized gain (loss) on derivative instruments, net of taxes	(23,888)	4,428
Total accumulated other comprehensive income (loss)	$(113,177)	$(65,979)
The effect of amounts reclassified out of each component of accumulated other comprehensive income (loss) into net income was as follows:

	Year Ended October 31,
	2018	2017	2016
	(in thousands)
Reclassifications from accumulated other comprehensive income (loss) into consolidated statement of operations:
Gain (loss) on cash flow hedges, net of taxes
Revenues	$1,103	$(2,759)	$(8,585)
Operating expenses	9,785	(805)	(12,125)
Gain (loss) on available-for-sale securities
Other income (expense)	—	(8)	18
Total reclassifications into net income	$10,888	$(3,572)	$(20,692)
Amounts reclassified in fiscal 2018, 2017, and 2016 primarily consisted of gains (losses) from the Company’s cash flow hedging activities. See Note 5. Financial Assets and Liabilities.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 9. Stock Repurchase Program
The Company’s Board of Directors (Board) previously approved a stock repurchase program pursuant to which the Company was authorized to purchase up to $500.0 million of its common stock, and has periodically replenished the stock repurchase program to such amount. The Board replenished the stock repurchase program up to $500.0 million on April 5, 2018. The program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated at any time by the Company's Chief Financial Officer or the Board. The Company repurchases shares to offset dilution caused by ongoing stock issuances from existing equity plans for equity compensation awards and issuances related to acquisitions, and when management believes it is a good use of cash. Repurchases are transacted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and may be made through any means including, but not limited to, open market purchases, plans executed under Rule 10b5-1(c) of the Exchange Act and structured transactions. As of October 31, 2018, $325 million remained available for further repurchases under the program.
In September 2017, the Company entered into an accelerated share repurchase agreement (the September 2017 ASR) to repurchase an aggregate of $100.0 million of the Company’s common stock. Pursuant to the September 2017 ASR, the Company made a prepayment of $100.0 million and received initial share deliveries valued at $80.0 million. The remaining balance of $20.0 million was settled in the first quarter of 2018. Total shares repurchased under the September 2017 ASR were approximately 1.2 million shares, at an average purchase price of $83.80 per share.
In December 2017, the Company entered into two simultaneous accelerated share repurchase agreements (the December 2017 ASRs) to repurchase an aggregate of $200.0 million of the Company's common stock. Pursuant to the December 2017 ASRs, the Company made a prepayment of $200.0 million and received initial share deliveries of shares valued at $160.0 million. In February 2018, the Company received additional deliveries of shares valued at $20.0 million for one of the two December 2017 ASRs. The remaining balance of $20.0 million was settled in March 2018. Total shares repurchased under the December 2017 ASR were approximately 2.3 million shares, at an average purchase price of $87.08 per share.
In May 2018, the Company entered into an accelerated share repurchase agreement (the May 2018 ASR) to repurchase an aggregate of $165.0 million of the Company’s common stock. Pursuant to the May 2018 ASR, the Company made a prepayment of $165.0 million and received initial share deliveries valued at $132.0 million. The remaining balance of $33.0 million was settled in October 2018. Total shares repurchased under the May 2018 ASR were approximately 1.8 million shares, at an average purchase price of $92.42 per share.
The following table summarizes stock repurchase activities as well as the reissuance of treasury stock for employee stock-based compensation purposes:

	Year Ended October 31,
	2018	2017	2016
	(in thousands, except per share price)
Shares repurchased(1)	4,688	5,413	8,506
Average purchase price per share(1)	$89.59	$70.21	$49.37
Aggregate purchase price(1)	$420,000	$380,000	$420,000
Reissuance of treasury stock	3,508	4,404	4,803
(1)    The first quarter of fiscal 2018 includes the settlement of the $20.0 million equity forward contract related to the September 2017 ASR.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 10. Employee Benefit Plans
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (ESPP), participating employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the beginning of an offering period (generally, a rolling two year period) or (2) the purchase date (generally occurring at the end of each semi-annual purchase period), subject to the terms of the plan, including a plan limit on the number of shares that may be purchased in a purchase period.
On April 5, 2018, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock authorized for issuance under the plan by 5.0 million shares. During fiscal 2018, 2017 and 2016, the Company issued 1.2 million, 1.6 million, and 1.6 million shares, respectively, under the ESPP at average per share prices of $62.52, $40.85 and $37.77, respectively. As of October 31, 2018, 10.9 million shares of common stock were reserved for future issuance under the ESPP.
Equity Compensation Plans
2006 Employee Equity Incentive Plan. On April 25, 2006, the Company’s stockholders approved the 2006 Employee Equity Incentive Plan (2006 Employee Plan), which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other forms of equity compensation, including performance stock awards and performance cash awards, as determined by the plan administrator. The terms and conditions of each type of award are set forth in the 2006 Employee Plan and in the award agreements governing particular awards. Options granted under this plan generally have a contractual term of seven years and generally vest over four years. On April 5, 2018, the Company's stockholders approved an amendment to, among other things, increase the number of shares of common stock reserved for future issuance under the 2006 Employee Plan by 3.0 million shares. As of October 31, 2018, an aggregate of 5.9 million stock options and 3.6 million restricted stock units were outstanding, and 12.4 million shares were available for future issuance under the 2006 Employee Plan.
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
Under the 2005 Directors Plan, the Company granted options to purchase 188,709 shares of common stock, which vest over a period of three to four years, with an aggregate grant date fair value of $6.7 million, to non-employee directors during fiscal 2007, fiscal 2011, fiscal 2015, and fiscal 2017. As of October 31, 2018, 5,178 shares of restricted stock were unvested and 65,060 stock options were outstanding under the 2005 Directors Plan.
The 2017 Directors Plan provides for equity awards to non-employee directors in the form of stock options, restricted stock units, restricted stock or a combination thereof. On April 6, 2017, the Company’s stockholders approved an aggregate of 0.45 million shares of common stock reserved under the 2017 Directors Plan.
For the fiscal year ended October 31, 2018, the Company issued an aggregate of 14,763 shares of restricted stock awards with an aggregate grant date fair value of approximately $1.2 million under the 2017 Directors Plan. Restricted stock awards generally vest on an annual basis under the 2017 Directors Plan. As of October 31, 2018, 14,763 shares of restricted stock were unvested and no stock options were outstanding, and a total of 415,613 shares of common stock were reserved for future grant under the 2017 Directors Plan.
Other Assumed Stock Plans through Acquisitions. In connection with the Company’s acquisitions in fiscal 2008, fiscal 2010, fiscal 2012, fiscal 2014, fiscal 2015, fiscal 2017, and fiscal 2018, the Company assumed certain outstanding stock awards of acquired companies. If these assumed equity awards are canceled, forfeited or expire unexercised, the underlying shares do not become available for future grant. As of October 31, 2018, 0.5 million shares of the Company’s common stock remained subject to such outstanding assumed equity awards.
Restricted Stock Units. Since fiscal 2007, restricted stock units are granted under the 2006 Employee Plan as part of the Company’s new hire and annual incentive compensation program. Restricted stock units are valued based on the closing price of the Company’s common stock on the grant date. In general, restricted stock units vest over

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
The following table contains information concerning activities related to restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Fair Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2015	3,928	$41.61	1.54
Granted	1,765	$49.59
Vested(1)	(1,547)	$38.33		$79,558
Forfeited	(111)	$43.12
Balance at October 31, 2016	4,035	$46.37	1.56
Granted	1,584	$70.49
Vested(1)	(1,536)	$43.53		$110,103
Forfeited	(240)	$49.36
Balance at October 31, 2017	3,843	$57.26	1.54
Granted(2)	1,679	$89.35
Vested(1)	(1,495)	$52.55		$136,417
Forfeited	(258)	$67.04
Balance at October 31, 2018	3,769	$72.75	1.46

(1)	The number of vested restricted stock units includes shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

(2)	The Company assumed unvested restricted stock units from acquisitions including Black Duck.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table contains additional information concerning activities related to stock options and restricted stock units under all equity plans, other than shares available for grant under the 2017 Directors Plan:

	Available for Grant(3)	Options(2)
		Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share and life amounts)
Balance at October 31, 2015	11,883	7,289	$34.94	4.67	$109,627
Options granted	(1,685)	1,685	$47.39
Options exercised		(2,154)	$30.06
Options canceled/forfeited/expired	33	(65)	$35.31
Restricted stock units granted(1)	(2,967)
Restricted stock units forfeited(1)	180
Additional shares reserved	3,800
Balance at October 31, 2016	11,244	6,755	$39.59	4.65	$126,850
Options granted	(1,505)	1,536	$68.18
Options assumed(2)		154	$34.52
Options exercised		(1,770)	$34.56
Options canceled/forfeited/expired	129	(145)	$47.17
Restricted stock units granted(1)	(2,694)
Restricted stock units forfeited(1)	409
Additional shares reserved	5,000
Balance at October 31, 2017	12,583	6,530	$46.83	4.60	$263,555
Options granted	(1,134)	1,134	$89.52
Options assumed(2)		141	$18.66
Options exercised		(1,336)	$38.18
Options canceled/forfeited/expired	157	(178)	$51.82
Restricted stock units granted(1)	(2,541)
Restricted stock units forfeited(1)	374
Additional shares reserved	3,000
Balance at October 31, 2018	12,439	6,291	$55.63	4.39	$214,432
Exercisable at October 31, 2018		3,387	$44.43	3.42	$152,837

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
The aggregate intrinsic value in the preceding table represents the pretax intrinsic value based on stock options with an exercise price less than the Company’s closing stock price of $89.56 as of October 31, 2018. The pretax intrinsic value of options exercised and their average exercise prices were:

	Year Ended October 31,
	2018	2017	2016
	(in thousands, except per share price)
Intrinsic value	$71,840	$67,089	$51,408
Average exercise price per share	$38.18	$34.56	$30.06

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Restricted stock award activities during fiscal 2018 under the 2005 Directors Plan and 2017 Directors Plan are summarized as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
	(in thousands, except per share)
Unvested at October 31, 2017	38	$59.89
Granted	15	$82.96
Vested	(32)	$62.09
Forfeited	(1)	$48.27
Unvested at October 31, 2018	20	$73.95
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
The assumptions presented in the following table were used to estimate the fair value of stock options and employee stock purchase rights granted under the Company’s stock plans or stock plans assumed from acquisitions:

	Year Ended October 31,
	2018	2017	2016
Stock Options
Expected life (in years)	4.1	4.1	4.1
Risk-free interest rate	2.10% - 2.95%	1.73% - 2.06%	1.06% - 1.63%
Volatility	20.22% - 21.04%	18.51% - 19.67%	19.21%-21.62%
Weighted average estimated fair value	$23.55	$13.56	$8.97
ESPP
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.80% - 2.73%	0.82% - 1.37%	0.53% - 0.86%
Volatility	19.99% - 21.54%	17.20% - 19.99%	17.03% - 25.46%
Weighted average estimated fair value	$23.34	$18.77	$12.75

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table presents stock-based compensation expense for fiscal 2018, 2017, and 2016, respectively:

	Year Ended October 31,
	2018	2017	2016
	(in thousands)
Cost of products	$14,648	$12,553	$11,006
Cost of maintenance and service	5,467	3,918	2,418
Research and development expense	67,355	52,933	49,511
Sales and marketing expense	28,069	21,001	19,690
General and administrative expense	24,493	17,889	14,958
Stock-based compensation expense before taxes	140,032	108,294	97,583
Income tax benefit	(26,578)	(30,950)	(25,967)
Stock-based compensation expense after taxes	$113,454	$77,344	$71,616

As of October 31, 2018, the Company had $260.0 million of total unrecognized stock-based compensation expense relating to options and restricted stock units and awards, which is expected to be recognized over a weighted average period of 2.4 years.
Deferred Compensation Plan. The Company maintains the Synopsys Deferred Compensation Plan (Deferred Plan), which permits eligible employees to defer up to 50% of their annual cash base compensation and up to 100% of their eligible cash variable compensation. Amounts may be withdrawn from the Deferred Plan pursuant to elections made by the employees in accordance with the terms of the plan. Since the inception of the Deferred Plan, the Company has not made any matching or discretionary contributions to the Deferred Plan. There are no Deferred Plan provisions that provide for any guarantees or minimum return on investments. Undistributed amounts under the Deferred Plan are subject to the claims of the Company’s creditors. The securities held by the Deferred Plan are classified as trading securities.
Deferred plan assets and liabilities are as follows:

	As of October 31, 2018	As of October 31, 2017
	(in thousands)
Plan assets recorded in other long-term assets	$212,165	$197,542
Plan liabilities recorded in other long-term liabilities(1)	$212,165	$197,542

(1)	Undistributed deferred compensation balances due to participants.
Income or loss from the change in fair value of the Deferred Plan assets is recorded in other income (expense), net. The increase or decrease in the fair value of the undistributed Deferred Plan obligation is recorded in total cost of revenue and operating expense. The following table summarizes the impact of the Deferred Plan:

	Year Ended October 31,
	2018	2017	2016
	(in thousands)
Increase (reduction) to cost of revenue and operating expense	$4,636	$29,606	$4,400
Other income (expense), net	4,636	29,606	4,400
Net increase (decrease) to net income	$—	$—	$—
Other Retirement Plans. The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. Total contributions to these plans were $56.5 million, $57.4 million, and $53.4 million in fiscal 2018, 2017, and 2016, respectively. For employees in the United States and Canada, the Company matches pretax employee contributions up to a maximum of U.S. $3,000 and Canadian $4,000, respectively, per participant per year.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 11. Income Taxes
The domestic and foreign components of the Company’s total income (loss) before provision for income taxes are as follows:

	Year Ended October 31,
	2018	2017	2016
	(in thousands)
United States	$(18,029)	$(2,702)	$22,134
Foreign	381,572	385,800	307,414
Total income (loss) before provision for income taxes	$363,543	$383,098	$329,548
The components of the provision (benefit) for income taxes were as follows:

	Year Ended October 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$(1,120)	$25,420	$(6,106)
State	2,025	5,565	2,670
Foreign	140,430	92,498	80,195
	141,335	123,483	76,759
Deferred:
Federal	(139,547)	95,003	(23,510)
State	(25,661)	24,440	11,950
Foreign	(45,102)	3,609	(2,477)
	(210,310)	123,052	(14,037)
Provision (benefit) for income taxes	$(68,975)	$246,535	$62,722

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The provision (benefit) for income taxes differs from the taxes computed with the statutory federal income tax rate as follows:

	Year Ended October 31,
	2018	2017	2016
	(in thousands)
Statutory federal tax	$85,142	$134,084	$115,343
State tax (benefit), net of federal effect	(32,351)	(20,071)	(14,492)
Tax credits	(35,142)	(24,365)	(36,979)
Tax on foreign earnings less than U.S. statutory tax	(104,252)	(52,413)	(68,246)
Tax settlements	(14,691)	(7,057)	(16,479)
Stock-based compensation	(19,293)	(26,205)	5,709
Changes in valuation allowance	78,192	47,745	25,590
Integration of acquired technologies	27,927	36,443	37,525
Undistributed earnings of foreign subsidiaries	(974)	(9,610)	9,940
Tax impact of repatriation	—	166,152	—
Impact of tax restructuring	(171,979)	—	—
Impact of Tax Act rate change	51,075	—	—
Transition tax	63,107	—	—
Other	4,264	1,832	4,811
Provision (benefit) for income taxes	$(68,975)	$246,535	$62,722
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
During the year, the Company made provisional estimates of the accounting impacts of certain provisions of the Tax Act. In the fourth quarter, as a result of further analyses of certain aspects of the Tax Act, the Company finalized the following provisional estimates.
As a result of the reduction in the federal corporate tax rate, the Company remeasured its deferred taxes, resulting in a first-quarter provisional tax expense of $45.6 million based on the tax rate that will apply when these deferred taxes are settled or realized in future periods. In the fourth quarter, the Company finalized its calculations resulting in a tax expense for fiscal 2018 of $51.1 million.
As part of the adoption of a new territorial tax system, the Tax Act required the Company to pay a one-time transition tax of 15.5% on previously untaxed earnings represented by foreign cash and certain other net current assets, and 8% on the remaining earnings. As of the third quarter of fiscal 2018, the Company had recorded a provisional transition tax expense of $73.4 million, as well as a provisional income tax payable of $17.9 million. In the fourth quarter, the Company finalized its calculations, resulting in a tax expense of $63.1 million and income tax payable of $8.9 million. The Company intends to elect to pay the transition tax over a period of eight years as permitted by the Tax Act.
The Company continues to obtain, analyze and interpret additional guidance issued related to the Tax Act. The applicability and impact of the following new tax provisions, are dependent in part on forthcoming Internal Revenue Service guidance.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

•
A tax on global intangible low-tax income (GILTI), which is determined annually based on the Company's aggregate foreign subsidiaries' income in excess of certain qualified business asset investment return, will be effective for the Company in its fiscal year 2019. The Company needs additional information to complete its analysis on whether to adopt an accounting policy to account for the tax effects of GILTI in the period that it is subject to such tax, or to provide deferred taxes for book and tax basis differences that upon reversal, may be subject to such tax. Accordingly, the Company has not recorded any tax or deferred tax assets or liabilities with respect to GILTI in fiscal year 2018. The Company will make its accounting policy decision and complete the required accounting in the first quarter of fiscal 2019.

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

As part of the adoption of a territorial tax system, the Tax Act also provides an exemption from federal income taxes for distributions from foreign subsidiaries made after December 31, 2017, that were not subject to the one-time transition tax. The Company has provided for foreign withholding taxes on undistributed earnings of certain of its foreign subsidiaries to the extent such earnings are no longer considered to be indefinitely reinvested in the operations of those subsidiaries.
In the fourth quarter of 2018, the Company made significant changes to its international tax structure by transferring intangible assets between certain foreign subsidiaries and changing the tax status of these subsidiaries for U.S. tax purposes. As a result, the Company recorded a deferred tax benefit of $172.0 million for the future U.S. tax deduction related to these intangible assets. The Company paid foreign income tax of $67.7 million associated with the gain recognized on certain of these transactions. The tax liabilities associated with these transfers are treated as prepaid taxes. A portion of these foreign taxes may result in a U.S. foreign tax credit, but the amount realized cannot be determined at this time. The tax liabilities and benefits are subject to examination by U.S. and foreign tax authorities in future years.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The significant components of deferred tax assets and liabilities were as follows:

	October 31,
	2018	2017
	(in thousands)
Net deferred tax assets:
Deferred tax assets:
Accruals and reserves	$17,766	$36,906
Deferred revenue	37,072	42,420
Deferred compensation	50,096	67,145
Intangible and depreciable assets	185,940	51,679
Capitalized research and development costs	4,817	12,508
Stock-based compensation	19,825	23,679
Tax loss carryovers	37,029	23,623
Foreign tax credit carryovers	64,803	7,662
Research and other tax credit carryovers	250,069	157,817
Other	4,480	—
Gross deferred tax assets	671,897	423,439
Valuation allowance	(201,258)	(121,770)
Total deferred tax assets	470,639	301,669
Deferred tax liabilities:
Intangible assets	72,682	62,299
Undistributed earnings of foreign subsidiaries	523	1,300
Other	—	1,758
Total deferred tax liabilities	73,205	65,357
Net deferred tax assets	$397,434	$236,312
It is more likely than not that the results of future operations will be able to generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance provided against the Company's deferred tax assets as of October 31, 2018 is mainly attributable to U.S. and international foreign tax credits and the California research credit. The valuation allowance increased by a net of $79.5 million in fiscal 2018 primarily related to the realizability of approximately $50.8 million U.S. foreign tax credits generated as a result of the foreign tax on the transfer of intangibles associated with the tax restructuring. Proposed regulations providing guidance related to the foreign tax credit were issued on November 28, 2018. If these regulations were to be finalized in their current form, the Company could release all or a portion of the valuation allowance on these foreign tax credits. The remainder of the increase in the valuation allowance was primarily due to the amount of California research credits that the Company does not expect to be realized, taking into account the impact of certain provisions of the Tax Act.
The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(in thousands)
Federal net operating loss carryforward	$139,526	2019-2037
Federal research credit carryforward	109,760	2019-2037
Federal foreign tax credit carryforward	2,427	2019-2027
International foreign tax credit carryforward	12,943	Indefinite
California research credit carryforward	188,826	Indefinite
Other state research credit carryforward	10,873	2023-2033
State net operating loss carryforward	104,174	2024-2037
The federal and state net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382 and certain provisions of the Tax Act.

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Foreign tax credits may only be used to offset tax attributable to foreign source income. The federal research tax credit was permanently reinstated in fiscal 2016.
The gross unrecognized tax benefits increased by approximately $39.3 million during fiscal 2018 resulting in gross unrecognized tax benefits of $131.0 million as of October 31, 2018. A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is summarized as follows:

	As of October 31, 2018	As of October 31, 2017
	(in thousands)
Beginning balance	$91,637	$106,542
Increases in unrecognized tax benefits related to prior year tax positions	2,572	3,117
Decreases in unrecognized tax benefits related to prior year tax positions	(27,615)	(49,456)
Increases in unrecognized tax benefits related to current year tax positions	67,961	31,007
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(175)	(784)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(8,828)	(2,635)
Increases in unrecognized tax benefits acquired	7,886	1,934
Changes in unrecognized tax benefits due to foreign currency translation	(2,419)	1,912
Ending balance	$131,019	$91,637
As of October 31, 2018 and 2017, approximately $120.9 million and $88.5 million, respectively, of the unrecognized tax benefits would affect the Company's effective tax rate if recognized upon resolution of the uncertain tax positions.
Interest and penalties related to estimated obligations for tax positions taken in the Company’s tax returns are recognized as a component of income tax expense (benefit) in the consolidated statements of operations and totaled approximately $9.4 million, $0.2 million and $0.8 million for fiscal years 2018, 2017 and 2016, respectively. As of October 31, 2018 and 2017, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns was approximately $12.6 million and $3.2 million, respectively.
The timing of the resolution of income tax examinations, and the amounts and timing of various tax payments that are part of the settlement process, are highly uncertain. Variations in such amounts and/or timing could cause large fluctuations in the balance sheet classification of current and non-current assets and liabilities. The Company believes that in the coming 12 months, it is reasonably possible that either certain audits will conclude or the statute of limitations on certain state and foreign income and withholding taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment and the impact of such settlements on other uncertain tax positions, the range of the estimated potential decrease in underlying unrecognized tax benefits is between $0.0 and $7.0 million.
The Company and/or its subsidiaries remain subject to tax examination in the following jurisdictions:

Jurisdiction	Year(s) Subject to Examination
United States	Fiscal 2018
California	Fiscal years after 2014
Hungary and Ireland	Fiscal years after 2013
Japan and Taiwan	Fiscal years after 2011
In addition, the Company has made acquisitions with operations in several of its significant jurisdictions which may have years subject to examination different from the years indicated in the above table.
On July 27, 2015, the United States Tax Court (Tax Court) issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in intercompany cost-sharing arrangements. In view of the Tax Court opinion, the Company amended its cost-sharing arrangement effective February 1, 2016 to exclude

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

stock-based compensation expense on a prospective basis and has reflected the corresponding benefits in its income tax expense for fiscal 2016 and 2017 and in its effective annual rate for fiscal year 2018. On July 24, 2018, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) reversed the decision of the Tax Court, but subsequently withdrew the decision on August 7, 2018. A rehearing of the case was held on October 16, 2018, but a decision has not yet been issued. As the final resolution with respect to historical cost-sharing of stock-based compensation, and the potential impact on the Company, is unclear, the Company is recording no impact at this time and will continue to monitor developments related to this opinion and the potential impact of those developments on the Company's prior fiscal years. The Company's intercompany cost-sharing arrangement was terminated at the end of fiscal 2018 as part of the tax restructuring.
IRS Examinations
In fiscal 2018, the Company reached final settlement with the Examination Division of the IRS for fiscal 2017 and recognized approximately $21.8 million in unrecognized tax benefits, primarily due to the allowance of certain foreign tax credits, and research tax credits from acquired companies.
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
Non-U.S. Examinations
Hungary
In July 2017, the Hungarian Tax Authority (HTA) issued a final assessment against the Company's Hungarian subsidiary (Synopsys Hungary) for fiscal years 2011 through 2013. The HTA has disallowed Synopsys Hungary's tax positions taken during these years regarding the timing of the deduction of research expenses and applied withholding taxes on certain payments made to affiliates, resulting in an aggregate tax assessment of approximately $44.5 million and interest and penalties of $18.0 million (at current exchange rates). On August 2, 2017, Synopsys Hungary filed a claim contesting the final assessment with the Hungarian Administrative Court. On November 16, 2017, Synopsys Hungary paid the assessment as required by law, which was recorded as a prepaid tax on its balance sheet, while continuing its challenge to the assessment in court. In fiscal 2018, the Company reevaluated its strategy and subsequently withdrew its contest concerning the Hungary tax litigation for the issue related to the timing of the deduction of research expenses and recorded a tax expense of $5.7 million. The Company's position regarding the applied withholding taxes on certain payments made to affiliates has not changed. If the Company prevails on the remaining issue, the remaining assessment of $36.2 million including the associated interest and penalties would be canceled, but the Hungarian statutory accounting treatment could have an indirect adverse impact on certain tax benefits in the year of the cancellation.
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

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Note 12. Other Income (Expense), Net
The following table presents the components of other income (expense), net:

	Year Ended October 31,
	2018	2017	2016
	(in thousands)
Interest income	$5,323	$7,241	$3,715
Interest expense	(15,607)	(7,303)	(3,771)
Gain (loss) on assets related to deferred compensation plan	4,636	29,606	4,400
Foreign currency exchange gain (loss)	3,557	3,354	156
Other, net	5,409	2,637	7,653
Total	$3,318	$35,535	$12,153
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

	Year Ended October 31,
	2018	2017	2016
	(in thousands)
Revenue:
United States	$1,508,224	$1,357,364	$1,205,880
Europe	369,125	308,419	287,381
Japan	283,337	247,631	239,964
Asia Pacific and Other	960,372	811,466	689,307
Consolidated	$3,121,058	$2,724,880	$2,422,532

SYNOPSYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	As of October 31,
	2018	2017
	(in thousands)
Property and Equipment, net:
United States	$210,914	$189,379
Other countries	98,396	76,635
Total	$309,310	$266,014
Geographic revenue data for multi-regional, multi-product transactions reflect internal allocations and are therefore subject to certain assumptions and to the Company’s methodology.
One customer, including its subsidiaries, through multiple agreements accounted for 15.4%, 17.9%, and 15.9% of the Company’s consolidated revenue in fiscal 2018, 2017, and 2016, respectively.
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
Topic 606 is effective for the Company beginning in fiscal 2019, including interim periods within that reporting period. The ASU permits two retrospective methods for adoption. The Company will adopt Topic 606 using the modified retrospective method under which the cumulative effect of initially applying the guidance is recognized at the date of initial application.
Under the modified retrospective transition method, the Company evaluated each contract that is effective on the adoption date as if that contract had been accounted for under Topic 606 from contract inception. Some revenue that would have been recognized in future periods under Topic 605 will be recast under Topic 606 as if the revenue had been recognized in prior periods. As this transition method requires that the Company does not adjust historical reported revenue amounts, the revenue that would have been recognized under this method prior to the adoption date will be a cumulative adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Hence, the Company expects an immaterial percentage of its year-end backlog to be adjusted to retained earnings upon adoption. The Company will also have related changes to its accounts receivable and deferred revenue balances.
The Company derives the majority of its revenue from Technology Subscription License (TSL) contracts. The Company believes that the promised licenses of software (i.e., functional intellectual property) and the promise to provide substantive, timely, and technologically relevant updates and services in the Company's TSL contracts reflect inputs to a combined item that represent a single overall promise to provide customer access to a suite of EDA software in an integrated solution that will evolve as the Company's customers’ industries evolve through rapid technology changes. Accordingly, the Company has concluded that this single overall promise will be recognized as revenue over the term of the contract period. Accordingly, the Company expects that there will not be a material change in the nature and timing of revenue recognition for its TSL contracts under Topic 606.
The timing of revenue recognition for the Company's upfront products, maintenance and professional services will remain substantially unchanged.
Since VSOE for undelivered elements is not a requirement for separation, revenue for IP products will be recognized upon delivery as opposed to over the contract period.

Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. This will require the Company to capitalize incremental costs such as commissions and other costs directly related to obtaining customer contracts and amortize those costs over the period the assets are expected to contribute future cash flows. As commissions paid for renewals are commensurate with the amounts paid for initial contracts, the deferred incremental costs will be recognized over the contract term. Under the existing rules, the Company expenses commissions as incurred. There will be an immaterial balance sheet impact at the date of adoption from recognizing the deferred incremental costs of obtaining contracts with customers. This change will not have a material impact to the Company's commission expenses as the amortization of capitalized commissions under Topic 606 will be similar to the amount of commissions expense for fiscal year 2019 under Topic 605.
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)," which supersedes the lease requirements in "Leases (Topic 840)." This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the Consolidated Statement of Financial Position. This ASU also makes minor changes to lessor accounting and aligns with the new revenue recognition guidance. This ASU will be effective for fiscal 2020, including interim periods within that reporting period, and earlier adoption is permitted. The Company is currently evaluating its lease portfolio and the impact of adoption is expected to be material to the consolidated balance sheet.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU will be effective for fiscal 2019, including interim periods within that reporting period, and earlier adoption is permitted. As a result of the adoption, the Company expects to record a decrease of approximately $129.8 million in retained earnings as of the beginning of the period of adoption, with a corresponding decrease in prepaid taxes related to the unamortized tax expense attributed to intra-entity transfers of assets (other than inventory) previously deferred. Upon adoption, the Company will recognize the income tax consequences of any new intra-entity transfer of assets other than inventory in the consolidated statement of income in the period when the transaction takes place.
Supplementary Data - Selected Unaudited Quarterly Financial Data
The table below includes certain unaudited financial information for the last eight fiscal quarters. Refer to Note 2 of Notes to Consolidated Financial Statements for information on the Company's fiscal year end.

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(in thousands, except per share amounts)
2018
Revenue	$769,426	$776,836	$779,714	$795,082
Gross margin	588,270	598,057	594,333	604,500
Income before provision for income taxes	120,103	119,299	71,893	52,248
Net (loss) income	(3,691)	102,472	79,409	254,328
Net (loss) income per share
Basic	$(0.02)	$0.69	$0.53	$1.71
Diluted(1)	(0.02)	0.67	0.52	1.66
2017
Revenue	$652,786	$680,069	$695,381	$696,644
Gross margin	497,040	518,041	525,835	529,780
Income before provision for income taxes	108,361	62,020	112,791	99,926
Net income (loss)	86,588	53,306	116,751	(120,082)
Net income (loss) per share
Basic	$0.57	$0.35	$0.78	$(0.80)
Diluted	0.56	0.34	0.75	(0.80)
(1)    Net income (loss) per share is computed independently. Therefore, the sum of the quarterly net income per share may not equal to the total computed for the year or any cumulative interim period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of October 31, 2018, Synopsys carried out an evaluation under the supervision and with the participation of Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Synopsys’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of October 31, 2018, Synopsys’ disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports Synopsys files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to Synopsys’ management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Synopsys.

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2018. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our management has concluded that, as of October 31, 2018, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included herein.

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in Synopsys’ internal control over financial reporting during the fiscal quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, Synopsys’ internal control over financial reporting.

Item 9B. Other Information
On December 12, 2018, the Board of Directors of the Company amended and restated the Company’s Bylaws (as so amended, the Amended and Restated Bylaws), effective immediately. The Amended and Restated Bylaws amend the Company’s prior Bylaws to (i) add a forum selection provision for the adjudication of certain disputes and (ii) make certain immaterial and administrative updates.

The new forum selection provision, set forth in Article IX of the Amended and Restated Bylaws, provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of Delaware, the certificate of incorporation of the Company or the Company’s bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine.

The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our executive officers, see Executive Officers of the Registrant in Part I, Item 1 of this Annual Report.
All other information required by this Item is incorporated herein by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the Proxy Statement) scheduled to be held on April 8, 2019, as provided under the headings “Proposal 1: Election of Directors,” “Audit Committee Report,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

(3)	Exhibits
See Item 15(b) below.

(b)	Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-19807	3.1	9/15/2003
3.2	Amended and Restated Bylaws					X
4.1	Specimen Common Stock Certificate	S-1	33-45138	4.3	2/24/1992 (effective date)

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Credit Agreement, dated November 28, 2016, among Synopsys as Borrower, the several Lenders from time to time parties thereto, Bank of America, N.A., the Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, N.A. as Co-Syndication Agents, HSBC Bank USA, N.A. and U.S. Bank N.A. as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, the Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Securities, LLC, as Co-Lead Arrangers and Co-Bookrunners	8-K	000-19807	10.1	11/30/2016
10.2	Lease Agreement dated October 14, 2011 between Synopsys, Inc. and 690 E. Middlefield Road Fee, LLC, (“The October 14, 2011 Lease”)	10-K	000-19807	10.19	12/16/2011
10.2(i)†	Notification of Change of Ownership of Leased Premises under The October 14, 2011 Lease—Effective May 9, 2012	10-K	000-19807	10.10(i)	12/20/2012
10.2(ii)	First Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(ii)	3/4/2013
10.2(iii)	Second Amendment to The October 14, 2011 Lease	10-Q	000-19807	10.10(iii)	5/22/2015
10.3	Lease Agreement, dated January 2, 1996 between Synopsys, Inc. and Tarigo-Paul, a California Limited Partnership, (“The January 2, 1996 Lease”)	10-Q	000-19807	10.28	5/14/1996
10.3(i)	First Amendment to The January 2, 1996 Lease	8-K	000-19807	10.42	9/12/2006
10.3(ii)	Second Amendment to The January 2, 1996 Lease	8-K	000-19807	10.41	9/12/2006
10.3(iii)	Third Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iii)	12/20/2012
10.3(iv)	Fourth Amendment to The January 2, 1996 Lease	10-K	000-19807	10.8(iv)	12/20/2012
10.3(v)†	Notification of Change of Ownership of Leased Premises under The January 2, 1996 Lease—Effective September 25, 2012	10-K	000-19807	10.8(v)	12/20/2012
10.4*	2006 Employee Equity Incentive Plan, as amended	8-K	000-19807	10.4	4/6/2018

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.5*	Form of Restricted Stock Unit Grant Notice and Award Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.5	4/6/2018
10.6*	Form of Notice of Grant of Stock Options and Option Agreement under 2006 Employee Equity Incentive Plan	8-K	000-19807	10.6	4/6/2018
10.7*	Employee Stock Purchase Plan, as amended	8-K	000-19807	10.7	4/6/2018
10.8*	2017 Non-Employee Directors Equity Incentive Plan	8-K	000-19807	10.8	4/10/2017
10.9*	Form of Restricted Stock Grant Notice and Award Agreement under 2017 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.90	12/14/2017
10.10*	Form of Stock Options Grant Notice and Option Agreement under 2017 Non-Employee Directors Equity Incentive Plan	10-K	000-19807	10.10	12/14/2017
10.11*	Deferred Compensation Plan as restated effective August 1, 2002	10-Q	000-19807	10.5	6/10/2004
10.12*	Synopsys Amended and Restated Deferred Compensation Plan II	10-Q	000-19807	10.23	3/9/2009
10.13	Form of Indemnification Agreement for directors and executive officers	8-K	000-19807	99.2	7/14/2011
10.14*	Director’s and Officer’s Insurance and Company Reimbursement Policy	S-1	33-45138	10.2	2/24/1992 (effective date)
10.15*	Amended and Restated Employment Agreement, dated December 15, 2016 between Synopsys, Inc. and Dr. Aart de Geus	8-K	000-19807	10.16	12/21/2016
10.16*	Amended and Restated Employment Agreement, dated December 15, 2016 between Synopsys, Inc. and Dr. Chi-Foon Chan	8-K	000-19807	10.17	12/21/2016
10.17*	Executive Incentive Plan, as amended	8-K	000-19807	10.18	12/21/2016
10.18*	Amended and Restated Executive Change of Control Severance Benefit Plan	8-K	000-19807	10.19	12/21/2016
10.19*	Compensation Recovery Policy	10-K	000-19807	10.46	12/22/2008
21.1	Subsidiaries of Synopsys, Inc.					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed or Furnished Herewith
		Form	File No.	Exhibit	Filing Date
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X
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

SYNOPSYS, INC.

Date: December 14, 2018	By:	/s/ Trac Pham
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ AART J. DE GEUS	Co-Chief Executive Officer (Co-Principal Executive Officer) and Chairman of the Board of Directors	December 14, 2018
Aart J. de Geus

/S/ CHI-FOON CHAN	Co-Chief Executive Officer (Co-Principal Executive Officer), President and Director	December 14, 2018
Chi-Foon Chan

/S/ TRAC PHAM	Chief Financial Officer (Principal Financial Officer)	December 14, 2018
Trac Pham

/S/ SUDHINDRA KANKANWADI	Vice President, Corporate Controller (Principal Accounting Officer)	December 14, 2018
Sudhindra Kankanwadi

/S/ JANICE D. CHAFFIN	Director	December 14, 2018
Janice D. Chaffin

/S/ BRUCE R. CHIZEN	Director	December 14, 2018
Bruce R. Chizen

/S/ MERCEDES JOHNSON	Director	December 14, 2018
Mercedes Johnson

/S/ CHRYSOSTOMOS L. NIKIAS	Director	December 14, 2018
Chrysostomos L. Nikias

/S/ JOHN G. SCHWARZ	Director	December 14, 2018
John G. Schwarz

/S/ ROY VALLEE	Director	December 14, 2018
Roy Vallee

/S/ STEVEN C. WALSKE	Director	December 14, 2018
Steven C. Walske